Form 10-Q
period 1993-12-28
SUN MICROSYSTEMS INC
filed 1994-02-08
CIK 709519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended December 26, 1993 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ________________________ to
         ____________________


                        Commission file number:  0-15086
                             SUN MICROSYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


                      DELAWARE                                                          94-2805249
          (State or other jurisdiction of                                            (I.R.S. Employer
           incorporation or organization)                                           Identification No.)

                255 GARCIA AVENUE, MOUNTAIN VIEW, CA 94043-1100
                     (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:     (415) 960-1300

                                      N/A
            (Former name, former address and former fiscal year, if
                          changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X        NO  ____

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                             YES ____      NO  ____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

                       Class                                                 Outstanding at December 26, 1993
         ---------------------------------                                   --------------------------------
         Common stock - $0.00067 per value                                              93,463,629

                                     INDEX

                                                                                                                    PAGE
                                                                                                                    ----
                 COVER PAGE                                                                                           1

                 INDEX                                                                                                2

                 PART I - FINANCIAL INFORMATION

                       Item 1 - Financial Statements

                            Condensed Consolidated Balance Sheets                                                     3

                            Condensed Consolidated Statements of Income                                               4

                            Condensed Consolidated Statements of Cash Flows                                           5

                            Notes to Condensed Consolidated Financial Statements                                      6

                       Item 2 - Management's Discussion and Analysis of

                            Results of Operations and Financial Condition                                             7

                 PART II - OTHER INFORMATION

                       Item 4 - Submission of Matters to a Vote of Security Holders                                  12

                       Item 5 - Other Information                                                                    13

                       Item 6 - Exhibits and Reports on Form 8-K                                                     14

                 SIGNATURES                                                                                          15

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             SUN MICROSYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                 (in thousands)


                                                                  December 26,                  June 30,
ASSETS                                                                1993                        1993
                                                                  ------------                ------------
Current assets:

     Cash and cash equivalents                                   $     443,581                $     828,839
     Short-term investments                                            426,044                      309,873
     Accounts receivable, net                                          742,226                      627,174
     Inventories                                                       231,382                      256,275
     Other current assets                                              245,737                      250,185
                                                                 -------------                -------------

          Total current assets                                       2,088,970                    2,272,346

Property, plant and equipment, at cost                                 820,459                      775,038
     Accumulated depreciation and amortization                        (474,919)                    (426,656)
                                                                 -------------                -------------

          Net property, plant and equipment                            345,540                      348,382
Other assets, net                                                      175,038                      146,901
                                                                 -------------                -------------

                                                                 $   2,609,548                $   2,767,629
                                                                 =============                =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Short-term borrowings                                       $      89,406                $      90,890
     Accounts payable                                                  313,298                      270,440
     Accrued liabilities                                               454,489                      393,264
     Other current liabilities                                         154,178                      192,450
                                                                 -------------                -------------

          Total current liabilities                                  1,011,371                      947,044

Long-term debt and other obligations                                   128,691                      177,802

Stockholders' equity                                                 1,469,486                    1,642,783
                                                                 -------------                -------------

                                                                 $   2,609,548                $   2,767,629
                                                                 =============                =============



                            See accompanying notes.

                             SUN MICROSYSTEMS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                    (in thousands, except per share amounts)




                                                               Three Months Ended                    Six Months Ended
                                                         -----------------------------         ------------------------------
                                                         December 26,     December 27,         December 26,      December 27,
                                                             1993             1992                 1993              1992
                                                         -----------      ------------         -----------       ------------
Net revenues                                             $ 1,130,678      $  1,050,809         $ 2,091,159       $  1,906,748

Costs and expenses:
    Cost of sales                                            658,805           619,195           1,226,778          1,107,500
    Research and development                                 111,429           110,837             219,327            216,327
    Selling, general and administrative                      294,892           269,162             563,962            522,435
                                                         -----------      ------------         -----------       ------------
         Total costs and expenses                          1,065,126           999,194           2,010,067          1,846,262
                                                         ===========      ============         ===========       ============

Operating income                                              65,552            51,615              81,092             60,486

Interest income (expense), net                                   848            (1,180)              1,438             (2,947)

Settlement of litigation                                           -           (15,000)                  -            (15,000)
                                                         -----------      ------------         -----------       ------------

Income before income taxes                                    66,400            35,435              82,530             42,539

Provision for income taxes                                    22,576            11,340              22,100             13,613
                                                         -----------      ------------         -----------       ------------

Net income                                               $    43,824      $     24,095         $    60,430       $     28,926
                                                         ===========      ============         ===========       ============

Net income per common and
    common-equivalent share                              $      0.46      $       0.23         $      0.62       $       0.28
                                                         ===========      ============         ===========       ============

Common and common-equivalent
    shares used in the calculation
    of net income per share                                   95,450           105,293              98,213            103,220
                                                         ===========      ============         ===========       ============





                            See accompanying notes.

                             SUN MICROSYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)





                                                                               Six Months Ended
                                                                 --------------------------------------------
                                                                  December 26,                  June 30,
                                                                      1993                        1993
                                                                 --------------              -------------
Cash flow from operating activities:

     Net income                                                  $     60,430                $     28,926
     Adjustments to reconcile net income to
        operating cash flows:

           Depreciation, amortization and other non-
             cash items                                               118,081                     126,523

           Net increase in receivables, inventories and
             other current and non-currentassets                      (80,610)                   (183,624)

           Net increase in payables, accruals and other
             current and non-current liabilities                       53,549                      99,610
                                                                 ------------                 -----------


Net cash provided from operating activities                           151,450                      71,435
                                                                 ------------                ------------

Cash flow from investing activities:

     Acquisition of property, plant and equipment                     (94,085)                    (91,803)

     Acquisition of other assets                                      (49,946)                     (9,643)

     Acquisition of short-term investments                         (1,116,198)                 (1,129,007)

     Maturities of short-term investments                           1,000,026                   1,052,154
                                                                 ------------                 -----------

Net cash used by investing activities                                (260,203)                   (178,299)
                                                                 ------------                ------------

Cash flow from financing activities:

     Issuance of common stock, net                                      7,289                      22,870

     Acquisition of treasury stock                                   (266,419)                    (88,615)

     Proceeds from employee stock purchase plans                       21,630                      20,616

     (Reduction) proceeds of short-term
        borrowings, net                                                (1,484)                     49,167

     Reduction of long-term borrowings and other                      (37,521)                    (38,147)
                                                                 ------------                ------------

Net cash used by financing activities                                (276,505)                    (34,109)
                                                                 ------------                ------------

Net decrease in cash and cash equivalents                        $   (385,258)               $   (140,973)
                                                                 ------------                ------------

Supplemental disclosures of cash flow information:

     Cash paid during the period for:

     Interest                                                    $     11,441                $     19,738
                                                                 ------------                ------------

     Income taxes                                                $     40,290                $      5,048
                                                                 ============                ============


                            See accompanying notes.

                             SUN MICROSYSTEMS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


BASIS OF PRESENTATION

   The consolidated financial statements include the accounts of Sun Microsystems, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

   While the quarterly financial information furnished is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The information included in this report should be read in conjunction with the Company's 1993 Annual Report to Stockholders.


INVENTORIES (in thousands)

                                      December 26, 1993                 June 30, 1993
                                      -----------------                 -------------
Raw materials                                $116,955                       $134,633

Work in process                                51,334                         34,974

Finished goods                                 63,093                         86,668
                                             --------                       --------

                                             $231,382                       $256,275
                                             ========                       ========


INCOME TAXES

   The Company accounts for income taxes under the liability method of Statement of Financial Accounting Standards No. 109. The provision for income taxes during the interim periods considers anticipated annual income before taxes, research and development tax credits and other differences.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
           FINANCIAL CONDITION

   The following table sets forth items from the Condensed Consolidated Statements of Income as percentages of net revenues:



                                                 Three Months Ended                               Six Months Ended
                                     ----------------------------------------        ---------------------------------------
                                     December 26, 1993      December 27, 1993        December 26, 1993     December 27, 1992
                                     -----------------      -----------------        -----------------     -----------------
Net revenues                                100.0%                100.0%                     100.0%               100.0%

Cost of sales                                58.3                  59.0                       58.7                 58.1
                                            ------                ------                     ------               ------

  Gross margin                               41.7                  41.0                       41.3                 41.9

Research and development                      9.8                  10.5                       10.5                 11.3

Selling, general and
  administrative                             26.1                  25.6                       27.0                 27.4
                                            ------                ------                     ------               ------

Operating income                              5.8                   4.9                        3.8                  3.2

Interest income (expense), net                0.1                  (0.1)                       0.1                 (0.2)

Settlement of litigation                       --                  (1.4)                        --                 (0.8)
                                            ------                ------                     ------               ------

Income before income taxes                    5.9                   3.4                        3.9                  2.2

Provision for income taxes                    2.0                   1.1                        1.0                  0.7
                                            ------                ------                     ------               ------

  Net income                                  3.9%                  2.3%                       2.9%                 1.5%
                                            ======                ======                     ======               ======




RESULTS OF OPERATIONS

   The transition to the Solaris 2 operating environment, which began in fiscal 1993, has continued into fiscal 1994. The success of this transition is critical, as the Company expects to generate significant revenue in fiscal 1994 from products that operate exclusively in the Solaris 2 environment. The demand for these products will continue to depend, in part, upon the availability of third party application software, which requires the continuing efforts of independent software vendors to port their software to the new operating environment, as well as the acceptance and migration of customers to Solaris 2.

   Management believes the Company is well positioned and in strong financial condition with a competitive offering of products. However, the Solaris 2 transition, the generally uncertain state of several key international economies and continued intense competition in Sun's markets will continue to result in pressure on fiscal 1994 profitability. The mitigation of these factors will depend, in part, on the Company's ability to generate higher system, service and software license volumes and achieve additional component cost reductions. The potential benefits of such higher volumes could be increased as a result of the Company's ongoing efforts to provide additional operating efficiencies through the continual review and improvement of business processes and cycle times. In connection with these efforts, the Company is continuously engaged in the process of managing the mix and level of its workforce.

   Sun operates in an industry marked by rapidly changing technology and increasing competition, consolidation and globalization. The Company's future operating results will depend to a considerable extent on its ability to rapidly and continuously develop, introduce and deliver in volume new products that offer customers enhanced performance at competitive prices (see "Future Operating Results").


Net revenues

   Net revenues were $1,130.7 million for the second quarter and $2,091.2 million for the first six months of fiscal 1994, representing increases of 8% and 10%, respectively, over the comparable periods of fiscal 1993. The growth in net revenues is primarily attributable to higher nonsystems and service revenues. Although system unit shipments declined by approximately 9% for both the second quarter and first six months of fiscal 1994 when compared with the same periods of fiscal 1993, this decrease was more than offset by higher nonsystems revenues, including memory and storage options and accessories, as well as a mix shift to server units with higher average selling prices. As a result, system revenues remained relatively constant in absolute dollars for both the second quarter and first six months of fiscal 1994 when compared with the comparable periods of fiscal 1993. Service revenues, while not significant as a percentage of total net revenues, did represent approximately 18% and 11% of the total net revenue growth for the second quarter and first six months of fiscal 1994 when compared with the same periods of fiscal 1993. In the second half of fiscal 1994, Sun expects the shift to servers and higher service revenues to continue.

   Domestic net revenues grew 4% and 9%, while international net revenues (including United States exports) grew 11% in both the second quarter and first six months of fiscal 1994, respectively, over the comparable periods of fiscal 1993. Europe net revenues increased 5% for the second quarter but decreased slightly for the first six months of fiscal 1994 over the comparable periods of fiscal 1993, primarily as the result of generally weak economic conditions in certain European countries. Net revenues in the Rest of World increased 19% and 28% in the second quarter and first six months of fiscal 1994, respectively, when compared with the comparable periods of fiscal 1993. International net revenues represented 52% and 50% of total net revenues in the second quarter and first six months of fiscal 1994, respectively, compared with 50% and 49% for each of the comparable periods of fiscal 1993.

   The impact of currency fluctuations on net revenues and operating results cannot be precisely measured because the Company's product mix and pricing change over time in various markets, partially in response to currency movements. Further, the Company's international structure and transaction activity provide a degree of natural hedge where fluctuations in a particular currency result in financial effects that mitigate, or tend to offset each other on a consolidated basis. The Company generally manages currency exposure through an established hedging program, the objective of which is to minimize the impact of currency fluctuations on results of operations.

   Compared with the second quarter and first six months of the prior fiscal year, the dollar has strengthened against most European currencies but weakened against the Japanese yen. Management has estimated that the net impact of currency fluctuations on operating results, while slightly unfavorable, was not significant in the second quarter or first six months of fiscal 1994.


Gross margin

   Gross margin was 41.7% for the second quarter and 41.3% for the first six months of fiscal 1994, compared with 41.0% and 41.9%, respectively, for the comparable periods of fiscal 1993. System margins improved in the second quarter of fiscal 1994 due to a higher mix of server systems with accompanying higher margins, as well as the absence of certain specific upgrade and promotional costs incurred in the second quarter of fiscal 1993. The improvement in system margins in the second quarter of fiscal 1994 over the comparable period in the prior year more than offset the unfavorable effects attributable to a mix of higher nonsystems revenues which generally carry lower margins. The improvement in second quarter fiscal 1994 system margins was not sufficient to offset the margin impact of the higher nonsystems revenues in the first six months of fiscal 1994 when compared to the same period in the prior year.

Research and development

   Research and development (R&D) expenses were $111.4 million in the second quarter and $219.3 million for the first six months of fiscal 1994, compared with $110.8 million and $216.3 million for the same periods of fiscal 1993. As a percentage of net revenues, R&D expenses decreased to 9.8% for the second quarter of fiscal 1994 from 10.5% for the corresponding period of fiscal 1993, and decreased to 10.5% for the first six months of fiscal 1994 from 11.3% in the comparable period of the prior year. The decrease as a percent of revenues reflects the Company's efforts to focus engineering efforts to bring targeted technologies to market. Sun continues to believe that the market for its products is characterized by rapid rates of technological innovation for both hardware and software products. To maintain its competitive position in the industry, the Company expects to continue to invest significant resources in new hardware and software product development as well as in enhancements to existing products.


Selling, general and administrative

   Selling, general and administrative (SG&A) expenses were $294.9 million in the second quarter and $564.0 million in the first six months of fiscal 1994, representing increases of $25.7 million (9.6%) and $41.6 million (7.9%), respectively, from the corresponding periods of fiscal 1993. As a percentage of net revenues, SG&A expenses were 26.1% and 25.6% in the second quarters of fiscal 1994 and 1993, respectively, and 27.0% and 27.4% in the first six months of fiscal 1994 and 1993, respectively. The dollar increase primarily reflects investments for additional sales headcount in support of new sales channel development. The decrease as a percent of net revenues in the first six months of fiscal 1994 reflects, in part, the Company's ongoing efforts to reduce the structural level of such expenses over time through improvements in business processes and cycle times.

Interest income/expense, net

   Net interest income was $.8 million for the second quarter and $1.4 million for the first six months of fiscal 1994, compared with $1.2 million and $2.9 million, respectively, in net interest expense for the corresponding periods in fiscal 1993. The decrease was primarily due to the elimination of certain interest expense due to the conversion of the Company's subordinated debentures in November 1992.

Income taxes

   The Company's effective income tax rate for the second quarter and first six months of fiscal 1994 was 34% compared with 32% for the corresponding periods of fiscal 1993. The effective tax rate for the first six months of fiscal 1994 was impacted by a one-time credit of $5.9 million recorded in the first quarter as a result of the Omnibus Budget Reconciliation Act of 1993, which included a retroactive reinstatement of the research and development credit. The increase in the fiscal 1994 rate compared with the fiscal 1993 rate is primarily due to the increase in the U.S. statutory rate from 34% to 35%.

Settlement of Litigation

   Second quarter fiscal 1993 earnings included a charge of $15 million in connection with the settlement of two securities class action lawsuits brought against the Company and certain of its current and former officers by purchasers of the Company's stock and debentures.

Future operating results

   The transition to the Solaris 2 operating environment, which began in fiscal 1993, has continued into fiscal 1994. The success of this transition is critical, as the Company expects to generate significant revenue in fiscal 1994 from products that operate exclusively in the Solaris 2 environment. New system shipments will continue to depend, in part, upon the continuing efforts of independent software vendors to port application software to the new operating environment, as well as the acceptance and migration of customers to Solaris 2.

   The Company expects that the markets for its products and technology, as well as its competitors within such markets, will continue to change as the rightsizing trend shifts customer buying patterns to distributed systems employing multiple-platform networks. In addition, improvements in microprocessor performance in products introduced, or to be introduced, by Intel Corporation and Motorola, Inc., coupled with enhanced operating system software introduced by Microsoft Corporation, are expected to improve the price/performance characteristics of certain networked personal computer solutions. These developments are expected to provide competitive pressure, particularly at the low end of the Company's product range, where customers are more price sensitive and the systems environment is less complex. The Company's future operating results will depend, in part, on its ability to compete in microprocessor technology and operating system software.

   Further, the Company's future operating results will depend to a considerable extent on its ability to rapidly and continuously develop, introduce and deliver in quantity new hardware and software products that offer its customers enhanced performance at competitive prices. Inherent in this process are a number of risks. The development of new, high performance computer products is a complex and uncertain process requiring high levels of innovation from both the Company's designers and those of its suppliers, as well as accurate anticipation of customer requirements and technological trends. Once a hardware product is developed, the Company must rapidly bring it into volume manufacturing, a process that requires accurate forecasting of both volumes and configurations, among other things, in order to achieve acceptable yields and costs. The Company is increasingly dependent on the ability of its suppliers to deliver advanced components required for the timely introduction of new products and, if necessary, makes advance payments under contracts with certain of its suppliers. The failure of any of these suppliers to deliver components on time could result in a significant adverse impact on the Company's operating results. The production of sufficient quantities of advanced components on a timely basis entails both design risk and manufacturing risk. The inability to secure enough components to build products, including new products, in the quantities and configurations required, or to produce, test and deliver sufficient products to meet demand in a timely manner, would adversely affect the Company's net revenues and operating results. The production and introduction of new or enhanced products also requires the Company to manage the transition from older, displaced products in order to minimize disruptions in customer ordering patterns and excessive levels of older product inventory and to ensure that adequate supplies of new products can be delivered to meet customer demand. Because the Company is continuously engaged in this product development and transition process, its operating results may be subject to considerable fluctuation, particularly when measured on a quarterly basis.

   Generally, the computer systems sold by Sun are the result of both hardware and software development, so that delays in software development can delay the ability of the Company to ship new hardware products. In addition, adoption of a new release of an operating system, such as the Solaris 2 operating environment, typically requires effort on the part of the customer as well as software porting by software vendors providing applications. As a result, the timing of conversion to a new release is inherently unpredictable. Moreover, delays in adoption of a new release of an operating system by customers can limit the acceptability of hardware products tied to that release. In either situation, the future operating results of the Company could be adversely affected.

   The Company's operating results will also be affected by the volume, mix and timing of orders received during a period and by conditions both in the computer industry and in the general economy, such as recessionary periods, political instability, changes in trade policies and fluctuations in interest or currency exchange rates. As the Company has reduced delivery lead times, backlog levels have declined as a percentage of revenue. Increasingly, the Company must generate a higher percentage of revenue from new order bookings in the same fiscal period. As the Company has become more global, seasonality has become a factor, particularly in the first quarter of each fiscal year. In addition, the Company's operating expenses are increasing as the Company continues to expand its operations, and future operating results will be adversely affected if revenues do not increase accordingly. The ability of the Company to match supply and demand is further complicated by the need to take pricing actions in response to competitive pressures, which may result in the Company not being able to correctly anticipate the demand for the mix of products following those pricing actions.

LIQUIDITY AND CAPITAL RESOURCES

   Total assets at December 26, 1993 decreased by approximately $158.1 million from June 30, 1993, due principally to decreases in cash, cash equivalents and short-term investments ($269.1 million), offset by an increase in accounts receivable ($115.1 million). Cash decreased principally due to the completion in November 1993 of the planned repurchase of approximately 10 million shares of the Company's common stock. The increase in accounts receivable is primarily due to a longer collection cycle in the second quarter of fiscal 1994 when compared with the fourth quarter of fiscal 1993, resulting in days sales outstanding increasing to 59 days from 45 days over that same period.

   Total liabilities increased approximately $15.2 million from June 30, 1993. The increase is primarily attributable to increases in accrued liabilities for payments due under contractual obligations, as well as increases in accounts payable, offset by income tax payments made and scheduled debt repayments.

   At December 26, 1993, the Company's primary sources of liquidity consisted of cash, cash equivalents and short-term investments of $870 million; uncommitted lines of credit available to the Company's international subsidiaries totalling approximately $426 million, of which approximately $337 million was available; and a revolving credit facility with banks aggregating $300 million, all of which was available. The Company believes that the liquidity provided by existing cash and short-term investment balances and the borrowing arrangements described above will be sufficient to meet the Company's capital requirements through fiscal 1994. However, the Company believes the level of financial resources is a significant competitive factor in its industry and may choose at any time to raise additional capital through debt or equity financings to strengthen its financial position, to facilitate growth and to provide the Company with additional flexibility to take advantage of business opportunities that may arise.

                          PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


   On October 27, 1993, the Annual Meeting of Stockholders of the Company was held in Mountain View, California. An election of directors was held with the following individuals being elected to the Board of Directors of the
   Company:


                                                      Votes
                                    -----------------------------------------
                                    For                              Withheld
                                    ---                              --------
   Scott G. McNealy                 82,136,431                        496,300
   L. John Doerr                    82,332,275                        300,456
   William R. Hearst III            82,363,246                        269,485
   Robert L. Long                   82,139,933                        492,798
   M. Kenneth Oshman                80,677,255                      1,955,476
   J. Phillip Samper                82,352,628                        280,103
   A. Michael Spence                80,653,079                      1,979,652


   The seven nominees who received the highest number of votes were elected to the Board of Directors. Votes withheld from any nominee were counted for purposes of determining the presence or absence of a quorum.


   The stockholders also approved an amendment to the Company's 1988 Directors' Stock Option Plan which increased the number of shares of Common Stock reserved for issuance thereunder by 200,000 shares to an aggregate of 400,000 shares. There were 67,390,317 votes cast for the amendment, 15,002,794 votes cast against the amendment and 239,620 abstentions. The affirmative votes of the stockholders of a majority of the shares of the Company's Common Stock present or represented and "entitled to vote" at the Annual Meeting on the amendment to the 1988 Directors' Stock Option Plan was required to approve this amendment. Votes cast against the proposal were counted for the purposes of determining the presence or absence of a quorum for the transaction of business and the total number of shares present or represented and entitled to vote on the proposal. Votes cast against were also counted for purposes of determining whether the affirmative vote of a majority of the shares present or represented and entitled to vote on the proposal had been obtained, and were treated as votes against the proposal. While there is no definitive statutory or case law authority in Delaware as to proper treatment of abstentions in the counting of votes with respect to a proposal such as the amendment to the 1988 Directors' Stock Option Plan, the Company believes that abstentions should be counted for purposes of determining both the presence or absence of a quorum for the transaction of business and the total number of shares present or represented and entitled to vote on the proposal. The Company treated abstentions on this proposal in this manner. In a 1988 Delaware case, Berlin v. Emerald Partners, the Delaware Supreme Court held that broker non-votes may be counted for purposes of determining the presence or absence of a quorum for the transaction of business. There were no broker non-votes with respect to this proposal.


   The stockholders also ratified the appointment of Ernst & Young as independent auditors to the Company for the 1994 fiscal year. There were 82,055,893 votes for the ratification, 129,155 votes against the ratification and 47,683 abstentions. Abstentions were counted as present for the purposes of determining if a quorum was present. There were no broker non-votes with respect to this matter.

ITEM 5 - OTHER INFORMATION


   CHANGE OF EXECUTIVE OFFICERS


   Kevin C. Melia, Vice President and Chief Financial Officer of the Company and Acting President of Sun Microsystems Computer Corporation (SMCC), the Company's computer systems subsidiary, has resigned from his position as Chief Financial Officer of the Company, effective March 1, 1994. Michael E. Lehman, currently Vice President and Corporate Controller of the Company, will replace Mr. Melia as Chief Financial Officer, effective as of such date. Mr. Melia will remain as Acting President of SMCC until a permanent president has been named. The Company is evaluating candidates for the permanent position of SMCC President. Mr. Melia will continue as a Vice President and Corporate Executive Officer of the Company, serving in a capacity to be determined by the Company.


   SCHEDULE OF SALES BY EXECUTIVE OFFICERS DURING THE QUARTER


   The following is a summary of all sales of the Company's Common Stock by the Company's executive officers who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, during the fiscal quarter ended December 1993:


   OFFICER                 DATE                PRICE                  NUMBER OF SHARES SOLD
   -------                 ----                -----                  ---------------------
   Lehman, Michael         10/25/93            $24.625                         600

   Zander, Edward          10/26/93            $24.50                       16,000

   Graham, Robert          11/12/93            $26.25                        5,000
                           11/12/93            $26.25                        1,089
                           11/12/93            $26.25                        5,000
                           11/12/93            $26.25                          873

   Melia, Kevin            11/29/93            $26.50                        6,000
                           11/29/93            $26.50                          528
                           11/29/93            $26.50                          901

   Raduchel, William       11/24/93            $26.50                        8,000

   Terrell, Dorothy        11/29/93            $26.625                       1,169

   Wozniak, Curtis         11/30/93            $26.065                      10,000

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


   A)  EXHIBITS


        11.0       Statement re: Computation of Earnings Per Share



   B)  REPORTS ON FORM 8-K


          No reports on Form 8-K were filed during the quarter ended December 26, 1993.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SUN MICROSYSTEMS, INC.

                                   BY

                                      /s/  Kevin C. Melia
                                      -------------------
                                      Kevin C. Melia

                                      Vice President and Chief Financial Officer



                                      /s/  Michael E. Lehman
                                      ----------------------
                                      Michael E. Lehman

                                      Vice President and Corporate Controller,
                                      Chief Accounting Officer


Dated:  February 9, 1994

                               INDEX TO EXHIBITS

   Exhibit
   Number                             Description                                 Page
   ------                             -----------                                 ----
   11.0                   Statement re: Computation of Earnings Per Share         17