Form 10-Q
period 1994-03-27
SUN MICROSYSTEMS INC
filed 1994-05-10
CIK 709519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)


__X___ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 27, 1994 or

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

                        Commission file number: 0-15086

                             SUN MICROSYSTEMS, INC.

             (Exact name of registrant as specified in its charter)


           Delaware                              94-2805249

(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization                Identification No.


                2550 Garcia Avenue, Mountain View, CA 94043-1100

             (Address of principal executive offices with zip code)


Registrant's telephone number, including area code:  (415)960-1300

                                      N/A

        (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            YES __X___     NO _____


                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                         BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.


                               YES _____ NO _____


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practible date.


             Class                  Outstanding at March 27, 1994
_________________________________   _____________________________

Common stock - $0.00067 par value            94,332,742

                           INDEX


                                                       PAGE
COVER PAGE                                              1

INDEX                                                   2

PART I - FINANCIAL INFORMATION

 Item 1 - Financial Statements

 Condensed Consolidated Balance Sheets                  3

 Condensed Consolidated Statements of Income            4

 Condensed Consolidated Statements of Cash Flows        5

 Notes to Condensed Consolidated Financial Statements   6

 Item 2 - Management's Discussion and Analysis of
          Results of Operations and Financial
          Condition                                     7

PART II - OTHER INFORMATION

 Item 5 - Other Information                             12

 Item 6 - Exhibits and Reports on Form 8-K              13

SIGNATURES                                              14

                         PART 1 - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                             SUN MICROSYSTEMS, INC.


                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                  (unaudited)


                                 (in thousands)


                                        March 27,      June 30,
                                          1994           1993
                                        --------      --------
ASSETS


Current assets:

     Cash and cash equivalents          $ 482,087      $ 828,839

     Short-term investments               428,753        309,873

     Accounts receivable, net             802,729        627,174

     Inventories                          243,143        256,275

     Other current assets                 297,952        250,185
                                      -----------      ---------
        Total current assets            2,254,664      2,272,346

Property, plant and equipment, at cost    833,660        775,038

   Accumulated depreciation and
   amortization                          (484,812)      (426,656)
                                      -----------     ----------
                                          348,848        348,382

Other assets, net                         247,179        146,901
                                      -----------     ----------
                                      $ 2,850,691     $2,767,629
                                      ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Short-term borrowings               $ 46,852       $ 90,890

     Accounts payable                     357,527        270,440

     Accrued liabilities                  582,519        393,264

     Other current liabilities            195,677        192,450
                                      -----------     ----------
        Total current liabilities       1,182,575        947,044

Long-term debt and other obligation       118,312        177,802

Stockholders' equity                    1,549,804      1,642,783
                                      -----------     ----------
                                      $ 2,850,691     $2,767,629
                                      ===========     ==========

                            See accompanying notes.

                             SUN MICROSYSTEMS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (unaudited)

                    (in thousands, except per share amounts)

                               Three Months Ended             Nine Months Ended
                             -----------------------      -------------------------
                             March 27,      March 28,      March 27,      March 28,
                               1994           1993           1994           1993
                             --------       --------       --------       --------
Net revenues                $1,195,997     $1,141,342     $3,287,155     $3,048,090

Cost and expenses:

  Cost of sales                684,297        682,689      1,911,074      1,790,189

  Research and development     124,137        108,711        343,465        325,038

  Selling, general and
  administrative               302,806        278,184        866,768        800,619
                             ---------      ---------      ---------      ---------
  Total costs and expenses   1,111,240      1,069,584      3,121,307      2,915,846
                             ---------      ---------      ---------      ---------
Operating income                84,757         71,758        165,848        132,244

Interest income
 (expense), net                  2,336            830          3,775         (2,117)

Settlement of litigation             -              -              -        (15,000)
                             ---------      ---------      ---------      ---------
Income before income taxes      87,093         72,588        169,623        115,127

Provision for income taxes      29,612         20,925         51,712         34,538
                             ---------      ---------      ---------      ---------
Net income                    $ 57,481       $ 51,663      $ 117,911       $ 80,589
                             =========      =========      =========      =========

Net income per common
  and common-equivalent
  share                        $ 0.60          $ 0.47         $ 1.21         $ 0.77
                               ======          ======         ======         ======
Common and common-equivalent
  shares used in the
  calculation of net income
  per share                    95,520         109,028         97,315        105,156
                               ------         -------         ------        -------

                            See accompanying notes.

                             SUN MICROSYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                          Nine Months Ended
                                                      --------------------------
                                                      March 27,        March 28,
                                                        1994             1993
                                                      --------         --------
Cash flow from operating activities:

 Net income                                           $117,911          $80,589

 Adjustments to reconcile net income
   to operating cash flows:

   Depreciation, amortization
     and other non-cash items                         183,907           192,404

   Net increase in receivables,
     inventories and other current
     and non-current assets                          (201,415)         (300,210)

   Net increase in payables,
     accruals and other current and
     non-current liabilities                          271,284           65,782
                                                    ---------        ---------
Net cash provided from operating activities           371,687           38,565
                                                    ---------        ---------
Cash flow from investing activities:

 Acquisition of property, plant and equipment        (146,944)       (149,552)

 Acquisition of other assets                         (135,787)        (25,053)

 Acquisition of short-term investments             (2,070,926)     (1,632,436)

 Maturities of short-term investments               1,952,046       1,584,833
                                                    ---------       ---------
Net cash used by investing activities                (401,611)       (222,208)
                                                    ---------       ---------
Cash flow from financing activities:

 Issuance of common stock                              17,708          35,242

 Acquisition of treasury stock                       (281,566)        (88,615)

 Proceeds from employee stock purchase plans           31,924          30,010

 (Reduction) proceeds of short-term
   borrowings, net                                    (44,038)         37,437

 (Reduction) proceeds of long-term
   borrowings and other                               (40,856)          2,862
                                                    ---------       ---------
Net cash (used by) provided from financing
 activities                                          (316,828)         16,936
                                                    ---------       ---------
Net decrease in cash and cash equivalents           $(346,752)      $(166,707)
                                                    =========       =========
Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest                                              $11,926         $29,632

Income taxes                                          $54,510         $13,513

                            See accompanying notes.

                                       5

                             SUN MICROSYSTEMS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Sun Microsystems, Inc. ("Sun" or "the Company") and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

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


INVENTORIES (in thousands)


                                  March 27, 1994     June 30, 1993
                                  --------------     -------------
Raw materials                        $119,984          $ 134,633

Work in process                        37,887             34,974

Finished goods                         85,272             86,668
                                     --------           --------
                                     $243,143           $256,275
                                     ========           ========


INCOME TAXES

The Company accounts for income taxes under the liability method of Statement of Financial Accounting Standards No. 109. The provision for income taxes during the interim periods considers anticipated annual income before taxes, research and development tax credits and other permanent differences.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth items from the Condensed Consolidated Statements of Income as percentages of net revenues:

                                    Three Months Ended       Nine Months Ended
                                   --------------------    ---------------------
                                   March 27,   March 28,   March 27,    March 28,
                                     1994        1993        1994         1993
                                   --------    --------    --------     --------
Net revenues                       100.0%        100.0%      100.0%      100.0%

Cost of sales                       57.2          59.8        58.1        58.7
                                    ----          ----        ----        ----
 Gross margin                       42.8          40.2        41.9        41.3

Research and development            10.4           9.5        10.4        10.7

Selling, general and
administrative                      25.3          24.4        26.4        26.3
                                    ----          ----        ----        ----
Operating income                     7.1           6.3         5.1         4.3

Interest income (expense), net       0.2           0.1         0.1        (0.1)

Settlement of litigation               -             -           -        (0.5)
                                    ----          ----        ----        ----
Income before income taxes           7.3           6.4         5.2         3.7

Provision for income taxes           2.5           1.8         1.6         1.1
                                    ----          ----        ----        ----
 Net income                          4.8%          4.6%        3.6%        2.6%
                                    ====          ====        ====        ====


RESULTS OF OPERATIONS

Sun continues to introduce higher performance desktop workstations as well as reduce prices to improve price point and price performance competitiveness. Component cost reductions, operating efficiencies and demand for higher performance desktop and server products have to date significantly offset the effects of repricing actions. Future operating results will depend on additional component cost reductions and further operating efficiencies, which in turn depend in part on the Company's ability to generate higher system, service and software license volumes (see "Future Operating Results").

The transition to the Solaris 2 operating environment continued in the third quarter of fiscal 1994, with over 2,000 applications now ported and available from independent software vendors. A significant and increasing share of revenue is being generated from products which operate exclusively in the Solaris 2 environment. Continuing this growth will depend, in part, on the acceptance and migration of customers to Solaris 2, as well as the efforts of independent software vendors to port existing and new applications software.

Net revenues

Net revenues were $1.2 billion for the third quarter and $3.3 billion for the first nine months of fiscal 1994, representing increases of 4.8% and 7.8%, respectively, over the comparable periods in fiscal 1993. The primary contributor to the growth in net revenues over the comparable periods was higher revenue from memory, storage options and accessories which were shipped to both installed base customers and to new customers purchasing more richly configured systems. While system unit shipments increased by approximately 5% for the third quarter of fiscal 1994 compared with the same quarter of fiscal 1993, they declined by 4% for the first nine months of fiscal 1994 when compared with the corresponding period in fiscal 1993. A continuing mix shift toward higher performance desktop and server units offset the effect of lower upgrade revenues, as customers opted for the price/performance advantages of new systems in both the third quarter and first nine months of fiscal 1994 compared with the corresponding periods of fiscal 1993. As a result, system revenues remained relatively unchanged in absolute dollars for both the third quarter and first nine months of fiscal 1994 when compared with the corresponding periods of fiscal 1993. Service revenues for the third quarter and first nine months of fiscal 1994 remained relatively unchanged as a percent of net revenues when compared with the corresponding periods of fiscal 1993.

Domestic net revenues decreased by 7% in the third quarter of fiscal 1994 compared with fiscal 1993 and increased by 3% for the first nine months of fiscal 1994 compared with the same period in fiscal 1993. Transition issues related to new product introductions contributed to the decline in domestic net revenues. International net revenues (including United States exports) grew 17% and 13% in the third quarter and first nine months of fiscal 1994, respectively, over the comparable periods of fiscal 1993. European net revenues grew 6% in the third quarter of fiscal 1994 over the third quarter of fiscal 1993 due primarily to the recent strengthening economies in certain Northern European countries, while European net revenues remained relatively unchanged for the first nine months of fiscal 1994 compared with the corresponding periods of fiscal 1993. Net revenues in the Rest of World (primarily Japan) increased 28% for both the third quarter and the first nine months of fiscal 1994 over the corresponding periods of fiscal 1993, primarily as a result of the expanding client-server computer markets in Japan, Asia, Latin America and other regions. International net revenues represented 54% and 51% of total net revenues in the third quarter and first nine months of fiscal 1994, respectively, compared with 49% for both of the comparable periods of fiscal 1993.

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

Compared with the third quarter and the first nine months of the prior fiscal year, the dollar has strengthened against most major European currencies but weakened against the Japanese yen. Management has estimated that the net impact of currency fluctuations on operating results, while slightly favorable in the third quarter and slightly unfavorable in the first nine months of fiscal 1994 , was not significant in either of those periods.


Gross margin

Gross margin was 42.8% for the third quarter and 41.9% for the first nine months of fiscal 1994, compared with 40.2% and 41.3%, respectively, for the corresponding periods of fiscal 1993. System margins improved in the third quarter of fiscal 1994 compared with the corresponding period of fiscal 1993, as shipment mix shifted toward higher performance desktop and server systems with accompanying higher margins. This mix shift, combined with component cost reductions and operating efficiencies, more than offset repricing actions during fiscal 1994. Margins were comparatively lower in the third quarter of fiscal 1993, as shipments included significant activity in lower margin upgrades and peripheral options.

Repricing actions may be initiated in the future to increase shipment volumes for low price point desktop systems, which could result in downward pressure on gross margin. Increased software licensing, server and higher performance desktop volumes, as well as additional component cost reductions and operating efficiencies generated by higher system volumes, could mitigate this margin pressure.

Research and development

Research and development (R&D) expenses were $124.1 million in the third quarter and $343.4 million for the first nine months of fiscal 1994, an increase of $15 million, or 14%, and $18 million, or 6%, respectively, over the same periods of fiscal 1993. R&D expenses represented 10.4% of net revenues for both the third quarter and for the first nine months of fiscal 1994 compared with 9.5% and 10.7%, respectively, for the corresponding periods of fiscal 1993. The increase in R&D expense for the third quarter of fiscal 1994 over the corresponding period of fiscal 1993 is due in part to additional investment in SPARC processor development and new product introductions. Sun continues to believe that the market for its products is characterized by rapid rates of technological advancement for both hardware and software products. To maintain its competitive position in the industry, the Company expects to continue to invest significant resources in new hardware and software product development as well as in enhancements to existing products.


Selling, general and administrative

Selling, general and administrative (SG&A) expenses increased $24.6 million, or 9%, to $302.8 million in the third quarter, and $66.1 million, or 8%, to $866.8 million in the first nine months of fiscal 1994 compared with the corresponding periods of fiscal 1993. As a percentage of net revenues, SG&A expenses were 25.3% and 24.4% in the third quarters of fiscal 1994 and 1993, respectively, and 26.4% and 26.3% in the first nine months of fiscal 1994 and 1993, respectively. The dollar increase primarily reflects additional sales and marketing staff and increased occupancy costs related to continuing international expansion.


Interest income (expense), net

Net interest income was $2.3 million for the third quarter of fiscal 1994, compared with $.8 million for the third quarter of fiscal 1993 and $3.8 million for the first nine months of fiscal 1994, compared with net interest expense of $2.1 million for the corresponding period of 1993. The increase in net interest income for the third quarter of fiscal 1994 compared to the third quarter of fiscal 1993 is primarily the result of reduced interest expense on short-term borrowings and long-term debt. The decrease in interest expense for the first nine months of fiscal 1994 compared to the corresponding period of fiscal 1993 was primarily due to the elimination of certain interest expense as a result of the conversion of the Company's subordinated debentures in November 1992, as well as interest savings from scheduled debt repayments.


Settlement of litigation

Earnings for the first nine months of fiscal 1993 included a charge of $15 million in connection with the settlement of two securities class action lawsuits brought against the Company and certain of its current and former officers by purchasers of the Company's stock and debentures.


Income taxes

The Company's effective income tax rate was 34% for the third quarter and first nine months of fiscal 1994 compared with 28.8% and 30% for the corresponding periods of fiscal 1993. The effective tax rate for the first nine months of fiscal 1994 was reduced by a one-time credit of $5.9 million recorded in the first quarter as a result of the Omnibus Budget Reconciliation Act of 1993, which included a retroactive reinstatement of the research and development credit. The lower effective tax rate for fiscal 1993 was due primarily to the lower U.S. statutory rate of 34% and lower taxes on foreign earnings.


Future operating results

The Company expects that the markets for its products and technology, as well as its competitors within such markets, will continue to change as the rightsizing trend shifts customer buying patterns to distributed systems employing multiple-platform networks. In addition, improvements in products introduced, or to be introduced, by Intel Corporation, Apple Computer Inc., Motorola, Inc. and IBM, coupled with enhanced operating system software introduced by Microsoft Corporation and others, are expected to improve the characteristics of certain networked personal computer solutions.

These developments are expected to provide competitive pressure, particularly at the low end of the Company's product range, where customers are more price sensitive and the systems environment is less complex. The Company's future operating results will depend, in part, on its ability to compete in microprocessor technology and operating system software.

Sun operates in an industry marked by rapidly changing technology and increasing competition. Therefore, the Company's future operating results will also depend to a considerable extent on its ability to rapidly and continuously develop, introduce and deliver in quantity new hardware and software products that offer its customers enhanced performance at competitive prices. Inherent in this process are a number of risks. The development of new, high performance computer products is a complex and uncertain process requiring high levels of innovation from both the Company's designers and those of its suppliers, as well as accurate anticipation of customer requirements and technological trends. Once a hardware product is developed, the Company must rapidly bring it into volume manufacturing, a process that requires accurate forecasting of both volumes and configurations, among other things, in order to achieve acceptable yields and costs. The Company is increasingly dependent on the ability of its suppliers to deliver advanced components required for the timely introduction of new products and, if necessary, makes advance payments under contracts with certain of its suppliers. The failure of any of these suppliers to deliver components on time could result in a significant adverse impact on the Company's operating results. The production of sufficient quantities of advanced components on a timely basis entails both design risk and manufacturing risk. The inability to secure enough components to build products, including new products, in the quantities and configurations required, or to produce, test and deliver sufficient products to meet demand in a timely manner, would adversely affect the Company's net revenues and operating results. The production and introduction of new or enhanced products also requires the Company to manage the transition from older, displaced products in order to minimize disruptions in customer ordering patterns and excessive levels of older product inventory and to ensure that adequate supplies of new products can be delivered to meet customer demand. The ability of the Company to match supply and demand is further complicated by the need to take pricing actions, which may result in the Company not being able to correctly anticipate the demand for the mix of products following those pricing actions. Because the Company is continuously engaged in this product development and transition process, its operating results may be subject to considerable fluctuation, particularly when measured on a quarterly basis.

Generally, the computer systems sold by Sun are the result of both hardware and software development, so that delays in software development can delay the ability of the Company to ship new hardware products. In addition, adoption of a new release of an operating system, such as the Solaris 2 operating environment, typically requires effort on the part of the customer as well as software porting by software vendors providing applications. As a result, the timing of conversion to a new release is inherently unpredictable. Moreover, delays in adoption of a new release of an operating system by customers can limit the acceptability of hardware products tied to that release. Such delays could adversely affect the future operating results of the Company.

The Company's operating results will also be affected by the volume, mix and timing of orders received during a period and by conditions both in the computer industry and in the general economy, such as recessionary periods, political instability, changes in trade policies and fluctuations in interest or currency exchange rates. As the Company has reduced delivery lead times, backlog levels have declined as a percentage of revenue. Increasingly, the Company must generate a higher percentage of revenue from new order bookings in the same fiscal period. Seasonality also affects the Company's operating results, particularly in the first quarter of each fiscal year. In addition, the Company's operating expenses are increasing as the Company continues to expand its operations, and future operating results will be adversely affected if revenues do not increase accordingly. The Company expects to continue efforts to achieve additional operating efficiencies through the continual review and improvement of business processes and cycle times. In connection with these efforts, the Company is continuously engaged in the process of managing the mix and level of its workforce.


LIQUIDITY AND CAPITAL RESOURCES

Total assets at March 27, 1994 increased by approximately $83.1 million from June 30, 1993, due principally to increases in accounts receivable ($175.6 million) and other assets, net ($100.3 million) offset by net decreases in cash, cash equivalents and short-term investments ($227.9 million). Cash decreased primarily due to the completion in November 1993 of the planned repurchase of approximately 10 million shares of the Company's common stock.

Accounts receivable increased due primarily to a longer collection cycle in the third quarter of fiscal 1994 when compared with the fourth quarter of fiscal 1993, resulting in days sales outstanding increasing to 60 days from 45 days. The increase in other assets, net is principally due to an agreement entered into with Novell, Inc. in the third quarter of fiscal 1994 that has, among other things, eliminated substantially all of the Company's royalty obligations for Unix-based licensing and released distribution and licensing restrictions for most Unix-based operating system products. The one-time payment of approximately $80 million related to the agreement was made in the fourth quarter of fiscal 1994.

Total liabilities increased approximately $176.0 million from June 30, 1993, due principally to increases in accrued liabilities ($189.3 million) and accounts payable ($87.1 million), offset by smaller decreases in short-term borrowings, other current liabilities and long-term debt and other obligations. The increase in accrued liabilities is primarily the result of payments due under the Novell agreement and other contractual obligations. Accounts payable increased principally as a result of increased inventory purchases in support of new product introductions. Long-term debt and other obligations decreased as a result of income tax payments made and scheduled debt repayments.

At March 27, 1994, the Company's primary sources of liquidity consisted of cash, cash equivalents and short-term investments of $911 million; uncommitted lines of credit available to the Company's international subsidiaries totalling approximately $431 million, of which approximately $384 million was available; and a revolving credit facility with banks aggregating $300 million, all of which was available subject to compliance with certain covenants. The Company believes that the liquidity provided by existing cash and short-term investment balances and the borrowing arrangements described above will be sufficient to meet the Company's capital requirements through the remainder of calendar 1994. However, the Company believes the level of financial resources is a significant competitive factor in its industry and may choose at any time to raise additional capital through debt or equity financings to strengthen its financial position, facilitate growth and provide the Company with additional flexibility to take advantage of business opportunities that may arise.

                          PART II - OTHER INFORMATION


ITEM 5 - OTHER INFORMATION

CHANGE OF EXECUTIVE OFFICERS

On February 16, 1994, J. Phillip Samper was appointed President of Sun Microsystems Computer Corporation (SMCC), the Company's computer systems subsidiary, and Corporate Executive Officer of the Company. Accordingly, Mr. Samper resigned from the Company's Board of Directors effective simultaneously with such appointment. Mr. Samper replaced Kevin C. Melia who was the Acting President of SMCC. Mr. Melia continues to serve as a Vice President and Corporate Executive Officer of the Company, serving in a capacity to be determined by the Company. In addition, George Reyes was appointed as Vice President and Corporate Controller of the Company effective April 7, 1994. Mr. Reyes replaces Michael E. Lehman who was serving temporarily in such capacity in addition to his continuing role as Vice President and Chief Financial Officer of the Company.

SCHEDULE OF SALES BY EXECUTIVE OFFICERS DURING THE QUARTER

The following is a summary of all sales of the Company's Common Stock by the Company's executive officers who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, during the fiscal quarter ended March 27, 1994:

OFFICER                 DATE          PRICE        NUMBER OF
                                                  SHARES SOLD
=================================================================
Masood A. Jabbar      1/25/94        $25.75          2,000
                      1/27/94        $27.00          2,000
                      1/27/94        $26.00          2,000

Lawrence W. Hambly    2/15/94        $26.1875        2,000

William N. Joy         2/3/94        $26.75         60,000

Michael E. Lehman     2/18/94        $25.6875          800
                      2/18/94        $25.6875          347

Michael H. Morris     2/28/94        $27.315        10,000

Joseph P. Roebuck      2/4/94        $26.125         5,000

Eric E. Schmidt       2/18/94        $26.125         5,000
                      2/25/94        $26.75          5,000


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


  A) EXHIBITS

      11.0          Statement re: Computation of Earnings Per Share


  B) REPORTS ON FORM 8-K


     A report on Form 8-K was filed on April 1, 1994, reporting the Company's preliminary unit and revenue growth estimates for its third quarter ended March 27, 1994 . A report on Form 8-K was filed on April 7, 1994, reporting the Company's earnings results for the third quarter ended March 27, 1994.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      SUN MICROSYSTEMS, INC.

                      BY

                        /s/ Michael E. Lehman

                        Michael E. Lehman
                        Vice President and Chief Financial Officer


                        /s/ George Reyes

                        George Reyes
                        Vice President and Corporate Controller,
                        Chief Accounting Officer

Dated: May 10, 1994

                               EXHIBITS TO REPORT
                                  ON FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1994

                               INDEX TO EXHIBITS


Exhibit
Number                      Description                         Page
- -------                     -----------                         ----
11.0          Statement re: Computation of Earnings Per Share    17