Form 10-K
period 1994-06-30
SUN MICROSYSTEMS INC
filed 1994-09-27
CIK 709519

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1994

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 0-15086

                             SUN MICROSYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                     DELAWARE                                     94-2805249
             (STATE OF INCORPORATION)                (I.R.S. EMPLOYER IDENTIFICATION NO.)

                2550 GARCIA AVENUE                              (415) 960-1300
           MOUNTAIN VIEW, CA 94043-1100                 (REGISTRANT'S TELEPHONE NUMBER,
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES,                  INCLUDING AREA CODE)
                INCLUDING ZIP CODE)

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                  COMMON STOCK
                          COMMON SHARE PURCHASE RIGHTS

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
    ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of September 7, 1994, was approximately $2,082,000,000 based upon the last sale price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     The number of shares of the Registrant's Common Stock outstanding as of September 7, 1994 was 94,793,483.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Annual Report to Stockholders for the fiscal year ended June 30, 1994 are incorporated by reference into Items 1, 5, 6, 7, 8 and 14 hereof.

     Parts of the Proxy Statement for the 1994 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 hereof.

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Sun Microsystems, Inc. ("Sun" or the "Company") is a leading supplier of enterprise computing products that feature networked workstations and servers that store, process and distribute information. The Company's computer systems are used for many demanding commercial and technical applications. Sun has differentiated itself from its competitors by its commitment to the distributed computing model and the UNIX operating system, its rapid innovation and its open systems architecture. The Company's objective is to be a leading provider of open technologies for general purpose distributed computing.

     The Sun implementations of its hardware and software products conform with the Scalable Processor Architecture ("SPARC") Compliance Definition ("SCD") standard established by SPARC International, Inc. The SCD currently includes the SPARC microprocessor (based on RISC technology originally developed by Sun but now widely licensed); the UNIX operating system (originally developed by American Telephone and Telegraph Company ("AT&T")) as implemented and extended as the Solaris software environment including UNIX; OpenWindows (including X11/NeWS, OpenFonts and the OPEN LOOK graphical user interface); and ONC/NFS, Sun's open systems distributed computing environment and distributed computing file system.

     Sun, which operates in a single industry segment, conducts its business through several operating entities and divisions organized around the Company's principal areas of added value. The individual businesses generally operate independently within their charter, but with the common strategic vision of being a leading force in the open systems information technology marketplace. Sun believes this organizational structure allows it to more efficiently focus on its customers and the products, channels and markets necessary to serve them.

     As of July 1, 1994, Sun's primary operating businesses are Sun Microsystems Computer Company ("SMCC"), SunSoft, Inc. ("SunSoft"), SPARC Technology Business ("STB"), SunService and SunExpress, Inc. ("SunExpress"). SMCC, a division and principal operating business of the Company, is responsible for designing, manufacturing, selling and supporting the workstations and servers incorporating SPARC microprocessor technology and other key technologies used in enterprise computing. These workstations and servers are offered with the Solaris software environment, licensed by SMCC from SunSoft. SunSoft develops, markets, supplies and supports Solaris, the leading UNIX system software environment. SunSoft offers the Solaris operating environment primarily through OEM resellers, including SMCC. SunSoft also offers integrated solutions for network computing environments, professional software developers, enterprise management and PC desktop integration. Through its business units, SunSoft supplies to the Company's installed base and to other vendors value-added hardware and software based on the SCD and other UNIX interface standards. STB designs and develops high performance SPARC microprocessors as well as enabling

- - - ---------------

Sun, the Sun Logo, Sun Microsystems, SunExpress, SunSoft, SunService, Catalyst, NFS, ONC, ONC+, OpenFonts, OpenWindows, Solaris, SunLink, SunOX, PC-NFS, SolarNet, SunPC, SunSoft Workshop, Solstice, Wabi, DOS Windows, JumpStart and X11/NeWS are trademarks, registered trademarks or service marks of Sun Microsystems, Inc. All SPARC trademarks, including SuperSPARC and the SCD Compliant logo, are trademarks or registered trademarks of SPARC International, Inc. SPARCserver, SPARCclassic, SPARCstation, SPARCcenter, SPARCstorage and microSPARC are licensed exclusively to Sun Microsystems, Inc. Products bearing SPARC trademarks are based upon an architecture developed by Sun Microsystems, Inc. UNIX is a registered trademark in the United States and other countries, exclusively licensed through X/Open Company, Ltd. OPEN LOOK and NetWare are registered trademarks of Novell, Inc. Interactive is a trademark of Interactive Systems Corporation. Legato Networker is a registered trademark of Legato Systems, Inc. PowerPC is a trademark of International Business Machines Corporation. Macintosh is a registered trademark of Apple Computer, Inc. MS-DOS is a registered trademark of Microsoft Corporation. All other product or service names mentioned herein are trademarks of their respective owners.

technologies such as chipsets and circuit boards for SMCC and third-party customers. SunService is a leading service organization for Solaris and SPARC platforms, providing worldwide post-sale service and support to end users of Sun products. SunExpress offers easy ordering and quick delivery of accessories, spare parts, options, software and third party products to end users of SPARC systems and Solaris software. SunExpress' goal is to be a leading worldwide supplier of aftermarket products for the SPARC and Solaris computing environments by offering competitive prices and the highest quality services to customers using innovative direct marketing technology.

     The combination of Sun's hardware and software implementations have attracted a large number of software vendors to port their applications to Sun platforms, including an increasing number of vendors of commercial applications. The availability of such third-party software contributes to the Company's leadership position in enterprise computing as well as the increasing size of Sun's installed base and the success of its developer assistance programs.

     The Company actively works with or belongs to industry-wide standardization organizations such as X/Open Company (Ltd.), SPARC International, Inc., the Object Management Group, the Open Software Foundation, UniForum, American National Standards Institute ("ANSI"), ASC X3 and the IEEE, the X Consortium, ECMA and the International Organization for Standardization. The Company also promotes cross industry standardization initiatives such as COSE and SPEC 1170.

PRODUCTS

     Sun believes that customers are increasingly demanding computer systems that do not limit them to any one vendor's proprietary technology. To respond to customer needs, Sun has been a proponent of the open systems strategy based on industry standards such as POSIX, X/OPEN and the SCD. The benefits to users and software developers of systems, whose vendors adhere to these industry standards, are that their products offer compatibility, interoperability, portability, upgradeability and scaleability. Sun's open systems architecture protects existing customer investments while providing customers with new, innovative technology to allow them to be competitive in their own market.

     Sun has developed and generally licenses to third parties the SPARC microprocessor architecture, numerous ASIC components and the Solaris software environment and certain of the components of that environment, including the ONC networking products, NFS file system software (the standard for sharing files across heterogeneous systems), SunOS (the Sun implementation of the UNIX operating system) and its OpenWindows environment.

  SYSTEMS

     SMCC, as the business responsible for the development of Sun's integrated computing systems, focuses on continuing to improve the features, functionality, quality, competitiveness and price/performance of the Company's systems. Sun's workstations span the range from low-cost X-terminals to high-performance color graphics systems. Its multiprocessing servers can provide various resources, including filesharing, system administration and database and network management. As a filesharing resource, a server enables users to access data distributed across multiple storage devices and networks.

     The current desktop workstation line includes the low-end SPARCclassic X, the low-end color SPARCclassic, the entry level SPARCstation 5, the high-performance SPARCstation 10 series, and the high performance SPARCstation 20 series of MP-ready uniprocessor and multiprocessor systems.

     The SPARCclassic X computer is the only X-terminal to feature a low-cost, plug-and-play upgrade to a SPARC workstation, so that users can continue to maximize their current investment as their computing needs evolve.

     The SPARCclassic is a low priced, fully configured color workstation. Based on the 50 Mhz microSPARC processor, this compact desktop system is designed to satisfy users who demand a low-cost color system that still offers high performance and networking.

     The SPARCstation 5, introduced in March 1994, is the Company's entry level, accelerated graphics workstation and is the industry's lowest priced 24-bit color system. Based on the microSPARC II processor, it allows up to two internal
3.5 inch disks and an internal CD ROM.

     The SPARCstation 10 series, with multiprocessing capabilities, is built around the super-scalar SuperSPARC chip. Its modular design provides an easy, cost-effective upgrade path to higher performance microprocessors. The SPARCstation 10 series, providing up to 512 megabytes of main memory, is designed for users who require fast application performance and the benefits of multiprocessing.

     The SPARCstation 20 series, introduced in March 1994, represents Sun's line of highest performance workstations and offers a combination of high-end workstation performance and functionality at a low price. Available in both uniprocessor and multiprocessor versions, the SPARCstation 20 line achieves higher performance from the use of 50 MHz (in entry level systems) and 60MHz (in higher performance versions) SuperSPARC processors, as well as high performance motherboards and ASICs. Designed for users needing more specialized graphics power, the SPARCstation 20, available in six versions, features a broad complement of graphics computing capabilities, such as 24-bit color and built-in imaging acceleration.

     The Company offers a wide range of servers from the SPARCclassic server, a low-cost entry server for small workgroups, to the SPARCcenter 2000, a high-end, enterprise-wide computing solution. Midrange servers include the SPARCserver 20 and the SPARCserver 1000. These servers are balanced, high-performance multipurpose platforms that are designed for fast input-output and distributed computing. They can also function as computational servers for technical applications such as simulation and analysis for electrical and mechanical CAD. These systems offer a range of main memory and hard disk storage configurations, as well as ease of expandability. The SPARCserver 20, introduced in March 1994, is a competitively priced RISC-based multiprocessing UNIX server with a modular design that provides workgroup users with an easy upgrade path to future processor technologies. The SPARCserver 1000 is a powerful, scalable, versatile, upgradeable and affordable departmental UNIX server in an extremely compact package. The SPARCcenter 2000 is Sun's high-end server for the data center and the enterprise. Based on up to 20 60MHZ SPARC microprocessors, the SPARCcenter 2000 delivers competitive results in NFS file server performance, system computational performance and multi-user throughput. In March 1994, Sun introduced the SPARCstorage Array Model 100 Series, a new storage subsystem utilizing RAID technology, Sun's affordable, high availability disk storage subsystem.

  SYSTEM SOFTWARE

     The system software environment is a critical component of enterprise computing. SunSoft continues to focus on developing Solaris (an open client-server UNIX system software environment for SPARC, Intel and other volume platforms) as the Company believes it derives competitive advantage from its over ten years experience with operating system software. With the integration in late fiscal 1994 of the businesses which formerly comprised SunTechnology Enterprises, SunSoft became the single entity within Sun focused on delivering software solutions for the enterprise, rightsizing and network computing. Its independent business units and their associated products are as follows:

     Solaris Products -- Solaris Products is responsible for the development and marketing of all desktop, workgroup and enterprise server Solaris software environment products for SPARC, x86, Pentium and PowerPC platforms. Solaris is the industry's leading 32-bit UNIX software environment for enterprise-wide distributed computing environments. The Solaris software environment offers connectivity and interoperability among hardware platforms from other vendors, ease of application development and availability of over 9,000 products from third-party software and hardware developers. Solaris Products also includes the newly formed INTERACTIVE group, overseeing development and marketing of INTERACTIVE UNIX operating system products.

     Networking Products -- Networking products are central to Sun's open systems architecture. These products provide networking capabilities that make distributed resources easily accessible by workstations, servers and other computing devices on a network. This business provides products that integrate heterogeneous corporate, department, local and remote network resources into company-wide information systems. The business is committed to continued leadership in marketing and evolving open industry networking standards and technologies including emerging areas such as the Internet. Products include ONC+/NFS on all platforms including Solaris, DCE for Solaris, the SunLink family of WAN and connectivity products and SolarNet, PC-NFS and NetWare compatibility for integrating PCs into enterprise networks.

     Developer Products -- Developer Products designs and markets productivity tools for professional software developers and is a worldwide volume leader of programming tools for UNIX. It provides a powerful, comprehensive software development environment to enable the development of next-generation, network-based, client/server applications. Products include SunSoft WorkShop for C, C++, FORTRAN and Ada, integrated suites of tools for individuals and teams of software developers that support the rapid development of single and mutithreaded applications, and software developer kits for developers of Solaris applications.

     Enterprise Management Products -- Enterprise Management Products provides solutions for managing Global 2000 enterprise network computing environments and assists these organizations in reducing the total cost of administering their Information Technology resources. The product line features SunNet Manager, the industry's leading network management platform, Solstice, SunSoft's next-generation enterprise management platform, and a complete line of system administration and management tools, including JumpStart and Legato Networker.

     PC Desktop Integration Products -- PC Desktop Integration Products is dedicated to giving UNIX users the power to run productivity applications written for non-UNIX environments, including MS-DOS, DOS Windows and Macintosh. Products include Wabi, SunPC, the Macintosh Application Environment and Merge, which enable UNIX users to leverage their investment in other platforms.

SALES, DISTRIBUTION AND MARKETING

     Each of the Company's businesses has responsibility for sales, distribution and marketing of its products. SMCC distributes its products through the channels described below, as well as through SunExpress. SunSoft offers off-the-shelf software products on an OEM basis to hardware manufacturers, including SMCC. Sun also supplies follow-on and peripheral products to its end user installed base through SMCC, independent distributors and resellers and SunExpress. SunExpress, whose offerings support the strategies of Sun and its constituent businesses, is chartered with providing an efficient telemarketing channel for delivery of nonsystem products based on the SPARC architecture and other UNIX products. STB provides high performance microprocessors to both SMCC and third party customers.

     SMCC sells to and supports its customers worldwide through a combination of direct and indirect channels and maintains a presence in major commercial and technical markets. Distribution channels include: a direct sales force selling to named accounts and numerous indirect channels, including commercial systems integrators (CSIs) who sell large commercial projects requiring substantial analysis, design, development and implementation; master resellers (MRs) who supply product and provide product marketing and technical support services to SMCC's numerous smaller Value Added Resellers (VARs); OEMs who integrate the Company's products with other hardware and software; VARs who provide added value in the form of software packages, proprietary software development, high-end networking integration, training, installation and support; and independent distributors who primarily cover markets in which Sun does not have a direct presence. Over time, the Company expects that systems revenues from these indirect channels will continue to increase in proportion to direct channel revenues. Sales to or through C. Itoh Technoscience Co. Ltd., Fujitsu, Ltd. and Toshiba Corporation together represent a significant portion of Sun's revenues in Japan. The growth and management of these reseller channels is important to the future revenues and profitability of the Company.

     SMCC's direct systems sales force serves business enterprises, educational institutions, software vendors, governments, and other strategic accounts. The Company has approximately 80 sales offices in the United States and approximately 65 sales offices in 26 other countries. In addition, it uses independent distributors in approximately 100 countries, sometimes in concert with other resellers and direct sales operations.

     Revenues from outside the United States, including those from end users, resellers and distributors, constituted approximately 51%, 49% and 50% of net revenues in fiscal 1994, 1993 and 1992, respectively. Direct sales made in countries outside of the United States are generally priced in local currencies and are, therefore, subject to currency exchange fluctuations. The net impact of currency fluctuations on net revenues and operating results cannot be precisely measured as the Company's product mix and pricing change over time in various markets, partially in response to currency movements. To minimize currency exposure gains and losses, the Company borrows funds in local currencies, utilizes forward exchange contracts and foreign currency options, and promotes natural hedges by purchasing components in local currencies whenever feasible. Sun's sales to overseas customers are made under export licenses that must be obtained from the United States Department of Commerce. Protectionist trade legislation in either the United States or other countries, such as a change in the current tariff structures, export compliance laws or other trade policies, could adversely affect Sun's ability to sell or to manufacture in international markets. See Note 6 of Notes to Consolidated Financial Statements incorporated by reference for additional information concerning sales to foreign customers and industry segments.

     The Company's marketing activities include advertising in technical computer publications and the business press, periodic direct mailings to customers and prospects and attendance at trade shows. Sun maintains a customer resource program, Sunergy, that includes live interactive satellite broadcasts and provides electronic access to newsletters and technical information. Sun also sponsors a series of seminars to specific resellers, university customers, end users and government customers and prospects designed to familiarize attendees with the capabilities of the Sun product line.

     The Company's Catalyst support program promotes the development and support of third-party application software and hardware packages for the Solaris software environment for systems based on SPARC and x86. Currently, more than 9,000 software and hardware products are available for the Solaris software environment to address many of the requirements of engineering, scientific, technical and commercial users. Sun has made significant strides in the past two years in working with independent software vendors to aggressively transition software applications from the original Solaris operating environment to the Solaris 2 platform. Of the more than 9,000 products available, more than 3,000 are ported to the SPARC Solaris 2.X environment and more than 400 to the Solaris x86 environment. Supported application areas include EDA, Mechanical Design, AEC, CASE, earth resources, industrial automation, database and document image management. Supported markets include electronics, computers, aerospace, automotive, finance, telecommunications, government and education. In addition to marketing through third-party suppliers, the Company lists Catalyst packages in a reference catalog for its customers, demonstrates Catalyst packages at its sales offices and at regional and national trade shows and distributes Catalyst promotional literature through its sales offices. Sun believes a continued increase in the number of integrated commercial and technical solutions will be important in achieving significant sales of its systems to commercial users and in maintaining its commitment to the technical sector.

     Sun's order backlog at June 30, 1994 was approximately $338 million, as compared with approximately $160 million at June 30, 1993. The backlog level at June 30, 1994 reflects strong demand for the Company's most recently introduced products, the SPARCstation 5 and the SPARCstation 20. The lower June 30, 1993 backlog level was impacted to some extent by generally weaker economies in several of the Company's international markets. Backlog only includes orders for which a delivery schedule within six months has been specified by the customer. Because of the possibility of customer order delays, changes in delivery schedules or cancellation of orders, Sun's backlog at any particular date may not be indicative of actual net revenues for any succeeding period.

CUSTOMER SERVICE AND SUPPORT

     The Company's service organization, SunService, is focused on providing customers with a full range of post-sale support. The field support organization includes software and hardware engineers who, along with third-party service providers, deliver a full range of system support. The customer education organization provides technical software, maintenance, system administration and end-user courses.

     The Company offers a warranty for parts and labor on its systems, generally for one year from date of sale. SunService maintains and services the products on a contractual basis after the initial product warranty has expired. Warranty and post-warranty services are provided from its 130 direct sales offices and 22 solutions centers in the United States and overseas. Investments in field personnel and spare parts to meet the service requirements of the growing installed base are being supplemented by partnerships with third-party service providers. These organizations provide installation and support services under contract with Sun, thereby facilitating an expansion of geographical coverage while reducing the Company's investment in fixed resources. Generally, large resellers and distributors will provide installation, customer training, customer service and support for products they sell.

PRODUCT DEVELOPMENT

     The Company's research and product development programs are intended to sustain and enhance its competitive position by incorporating the latest worldwide advances in hardware, software, microprocessor, graphics, networking and data communications technologies. Sun's product development efforts, conducted within each of its businesses, are currently focused on increasing the price/performance of its systems, improving its system software platforms and developing advanced workstation architectures, application-specific integrated circuits and software for networking and distributed computing, including the high-performance implementation of existing standards and the development of new technology standards where none exist. Sun works closely with third parties and also licenses from them development software that is ported to run on its hardware products.

     Sun conducts research and development worldwide through facilities in the United States, Canada, France, Japan and Ireland. Research and development expenses were approximately $455 million, $445 million and $382 million in fiscal 1994, 1993 and 1992, respectively. In recent years, Sun's research and development efforts have focused increasingly on Solaris software and SPARC CPUs. Sun believes that in the future software will provide significant competitive differentiation. Sun currently devotes substantial resources to the development of workgroup software, networking and data communications, video, graphics, object technology and the software development environment.

MANUFACTURING AND SUPPLY

     The Company's manufacturing operations consist primarily of printed circuit board assembly and final assembly, test and quality control of materials and components. Sun has manufacturing facilities in California and Scotland and distribution facilities in the Netherlands and Japan. The Company has continued its efforts to simplify its manufacturing process by reducing the diversity of its system configurations, increasing the standardization of components across product types and establishing local sources of supply in major geographies.

     Sun uses many standard parts and components in its products and believes there are a number of competent vendors for most parts and components. However, a number of important components are developed by and purchased from single sources due to price, quality, technology or other considerations. In some cases, those components are available only from single sources.

     In particular, Sun is dependent on Sony Corporation for certain monitors and on Fujitsu Limited (Fujitsu) and Texas Instruments Incorporated (TI) for certain implementations of SPARC microprocessors. Certain custom silicon parts are designed by and produced on a contractual basis for Sun. The process of substituting a new producer of such parts could adversely affect Sun's operating results. Certain other components, especially memory integrated circuits such as DRAMs and VRAMs, have from time to time been subject to industrywide shortages. During the fourth quarter of fiscal 1994, the Company experienced supply constraints on certain memory devices and expects such constraints to continue into fiscal 1995. In addition, suppliers of certain components, including color monitors and custom silicon parts, require long lead times. Accordingly, it can be difficult to plan inventory levels of components to consistently meet Sun's manufacturing requirements. The Company is increasingly dependent on the ability of its suppliers to develop and deliver advanced components required for the timely introduction of new products. The production of sufficient quantities of advanced components on a timely basis entails both design risk and manufacturing risk. The Company has experienced some component shortages in the past that have adversely affected operating results and have caused delays in new product introductions and shipments. Accordingly, the inability to secure enough components to build products, including new products, in the quantities and configurations required, or to produce, test and deliver sufficient products to meet demand in a timely manner, would adversely affect the Company's operating results.

     The computer systems offered by Sun generally are the result of both hardware and software development, so that delays in software development can delay the Company's ability to ship new hardware products. In addition, adoption of a new release of an operating system, such as the Solaris 2 software environment, typically requires effort on the part of the customer as well as software porting by software vendors providing applications. As a result, the timing of conversion to a new release is inherently unpredictable. Moreover, delays in adoption of a new release of an operating system by customers can limit the acceptability of hardware products tied to that release. In either situation, the future operating results of the Company could be adversely affected.

COMPETITION

     The market for the Company's products is intensely competitive and subject to continuous, rapid technological change, short product life cycles and frequent product performance improvements and price reductions. Due to the breadth of Sun's product line and the scalability of client/server computing, the Company competes in many areas of the computer market across a broad spectrum of customers. The requirements of those customers and the basis of competition varies widely depending on the market area and types of users.

     Sun's traditional customer base is in the technical and scientific markets where it competes primarily with Hewlett-Packard Company (HP), Digital Equipment Corporation (DEC) and Silicon Graphics, Inc. (SGI). Competition in this segment is based primarily on system performance, price/performance, availability of application software, robustness of the software development environment, system expandability and upgradability, adherence to standards, graphics features and performance and product quality and reliability.

     Since 1992, Sun has been making significant inroads into commercial markets both with large enterprises who are downsizing and distributing their computer resources, as well as with smaller companies who are upsizing their networks. In downsizing opportunities, Sun's competition tends to come from International Business Machines (IBM) and HP, as well as other mini and mainframe computer suppliers such as Unisys and Data General. In these situations, competition is based on price/performance, capabilities and stability of the systems software, product quality and reliability, ease of system operation and administration, service and support, applications and middleware availability, database performance, global marketing and distribution capabilities, and corporate reputation and name recognition.

     In upsizing opportunities and sales for the commercial desktop, competition tends to come from personal computer manufacturers such as Apple Computer, Inc. and Compaq Computer Corporation. The competition for these opportunities is heavily biased toward price, availability of application software, ease of use, software development tools, networking capabilities and product delivery. Sun has also encouraged the proliferation of its SPARC technology as a standard in the computer marketplace by licensing much of the technology and promoting open interfaces to the Solaris operating environment, as well as by offering microprocessors and enabling technologies to third party customers. As a result, several licensees also offer SPARC/Solaris based products that compete directly with Sun's products primarily in this area.

     The Company expects that the markets for its products and technology, as well as its competitors within such markets, will continue to change as the rightsizing trend shifts customer buying patterns to distributed systems employing multiple platform networks. Raw microprocessor performance is a highly visible element of the competitive landscape and Sun expects to see continued performance improvements in microprocessor technology and products introduced by Intel Corporation and Motorola, Inc. Such products, coupled with enhanced operating systems software from Microsoft Corporation and other competitors, are expected to continue to provide competitive pressure throughout the Company's product range. While many factors affect a customer's buying decision, Sun's future operating results will depend, in part, on its ability to compete in these technologies.

PATENTS AND LICENSES

     Sun currently holds a number of U.S. and foreign patents relating to various aspects of its products and technology. While the Company believes that patent protection is important, it also believes that patents are of less competitive significance than such factors as innovative skills and technological expertise.

     As is common in the computer industry, the Company has from time to time been notified that it may be infringing certain patents and other intellectual property rights of others, although no material litigation has arisen out of any of these claims. Several pending claims are in various stages of evaluation. The Company is evaluating the desirability of entering into licensing agreements in certain of these cases. Based on industry practice, the Company believes that in most cases any necessary licenses or other rights could be obtained on commercially reasonable terms. However, no assurance can be given that licenses can be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights, or litigation arising out of such claims, could have a material adverse effect on the Company's operations.

     Sun has entered into separate patent exchange agreements with IBM, Cray Research, Inc. (Cray) and Fujitsu. Under each agreement, the parties grant to each other non-exclusive, worldwide rights to patents in their respective patent portfolios. These agreements cover patents issued or applied for during certain limited periods as specified in the agreements. The agreements with Cray and Fujitsu are royalty free. The agreement with IBM requires Sun to make annual payments through July 1995. These payments have not been and are not expected to be material to Sun's financial position.

     In March 1990, Texas Instruments Incorporated (TI) alleged that a substantial number of the Company's products infringe certain of TI's patents. Based on its discussions with TI, the Company believes that it will be able to negotiate a license agreement with TI, if necessary, and that the outcome of this matter will not have a material adverse effect on Sun's financial position.

EMPLOYEES

     As of June 30, 1994, Sun employed approximately 13,300 people. The Company's future operating results will depend on its ability to continue to broaden and develop senior management and to attract and retain skilled employees, and on the ability of its management and key employees to manage growth successfully through the enhancement of management information systems and financial controls. None of Sun's employees are represented by a labor union in the United States.

ITEM 2. PROPERTIES

     Sun conducts its worldwide operations using a combination of leased and owned facilities. The Company believes that, while it currently has sufficient facilities to conduct its operations during fiscal 1995, it will continue to lease and acquire owned facilities throughout the world as its business requires. Properties owned by the Company consist of an approximately 260,000 square foot facility on approximately 10 acres in Palo Alto, California; an approximately 227,000 square foot facility on approximately 30 acres in Linlithgow, Scotland; an approximately 30,000 square foot facility on approximately 2.5 acres in Bagshot, England; and approximately 90 acres in Newark, California. In addition, Sun is committed to purchase in the first half of fiscal 1995 an approximately 439,000 square foot facility on approximately 27 acres in Menlo Park, California, which is currently leased by the Company. The facility will be occupied beginning in the first quarter of fiscal 1995. Sun leases approximately 165 sales and service offices throughout the world aggregating about 2.1 million square feet. Sun also leases approximately 3 million square feet for its research and development and manufacturing facilities, primarily in Milpitas, Sunnyvale and Mountain View, California and Chelmsford, Massachusetts. In addition, Sun leases approximately 28 acres in Menlo Park, California with approximately 596,000 square feet under construction with an estimated completion date of the second quarter of fiscal 1997.

ITEM 3. LEGAL PROCEEDINGS

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information regarding the executive officers of the Company as of September 7, 1994:

         NAME             AGE                       POSITION
         ----             ---                       --------
Scott G. McNealy          39      Chairman of the Board of Directors,
                                    President and Chief Executive Officer, Sun
                                    Microsystems, Inc.
Kenneth M. Alvares        50      Vice President, Human Resources, Sun
                                    Microsystems, Inc.
Richard B. Barker         44      Vice President and Corporate Treasurer, Sun
                                    Microsystems, Inc.
Patrick J. Deagman        46      Vice President, Finance, Information
                                    Resources and Operations, SunSoft, Inc.
Lawrence W. Hambly        48      President, SunService
Masood A. Jabbar          44      Vice President, Chief Financial Officer Sun
                                    Microsystems Computer Company
William N. Joy            39      Vice President, Research and Development;
                                    Sun Microsystems, Inc.
Michael E. Lehman         44      Vice President, Chief Financial Officer Sun
                                    Microsystems, Inc.
William G. Marr           47      Vice President, North American and
                                    Australian Field Operations, Sun
                                    Microsystems Computer Company
Michael H. Morris         46      Vice President, General Counsel and
                                    Corporate Secretary, Sun Microsystems,
                                    Inc.
Rajesh H. Parekh          41      Vice President, Engineering, Sun
                                    Microsystems Computer Company
William J. Raduchel       48      Vice President, Corporate Planning and
                                    Development and Chief Information Officer,
                                    Sun Microsystems, Inc.
George Reyes              40      Vice President, Corporate Controller, Sun
                                    Microsystems, Inc.
Joseph P. Roebuck         58      Vice President, Worldwide Field Operations,
                                    Sun Microsystems Computer Company
J. Phillip Samper         60      President, Sun Microsystems Computer Company
Eric E. Schmidt           39      Vice President, Chief Technology Officer,
                                    Sun Microsystems, Inc.
John C. Shoemaker         51      Vice President, Worldwide Operations, Sun
                                    Microsystems Computer Company
Chester J. Silvestri      45      President, SPARC Technology Business
Dorothy A. Terrell        49      President, SunExpress, Inc.
Kevin J.F. Walsh          52      Vice President, Finance and Planning,
                                    Worldwide Operations, Sun Microsystems
                                    Computer Company
Edward J. Zander          47      President, SunSoft, Inc.

     Mr. McNealy is a founder of the Company and has served as Chairman of the Board of Directors, President and Chief Executive Officer since December 1984, as President and Chief Operating Officer from February 1984 to December 1984 and as Vice President of Operations from February 1982 to February 1984. Mr. McNealy has served as a director of the Company since the incorporation of Sun in February 1982.

     Mr. Alvares has served as Vice President, Human Resources of the Company since June 1992. From 1990 to June 1992, he served as Vice President, Human Resources, Nichols Institute. He held various positions at Frito-Lay, Inc. from 1984 to 1990, including Vice President of Personnel from 1987 to 1990.

     Mr. Barker has served as Vice President and Corporate Treasurer since October 1992. From July 1992 to October 1992, he served as Vice President, European Corporate Functions of the Company. From January 1990 to June 1992, he served as Vice President, European Finance and from January 1986 to December 1989, he served as Director, European Finance for the Company.

     Mr. Deagman has served as Vice President, Finance, Information Resources and Operations of SunSoft, Inc. since July 1993. From July 1991 to June 1993, he served as Director, Finance, Information Resources and Operations of SunSoft, Inc. From October 1990 to June 1991, he served as Director, Worldwide Operations, Finance and Business Planning. Prior to joining Sun, from November 1988 to September 1990, Mr. Deagman served as Vice President and Chief Financial Officer of Xerox Imaging Systems, a subsidiary of Xerox Corporation.

     Mr. Hambly has served as President, SunService, a division of the Company, since July 1993. From July 1991 to July 1993, he served as Vice President, Marketing of Sun Microsystems Computer Company (formerly Sun Microsystems Computer Corporation). From July 1988 to July 1991, he served as President of Sun Microsystems Federal, Inc. From April 1983 to July 1988, he served in various sales management capacities at the Company, most recently as Vice President, Western Area Sales.

     Mr. Jabbar has served as Vice President, Finance and Chief Financial Officer of Sun Microsystems Computer Company since June 1994. From July 1992 until June 1994, Mr. Jabbar served as Vice President, Finance and Planning, Worldwide Field Operations of Sun Microsystems Computer Company. From June 1991 to June 1992, he served as Vice President, Finance and Administration, United States Field Operations for Sun Microsystems Computer Company and from October 1990 to June 1991, he served as Director, Finance and Administration, United States Field Operations for the Company. From October 1989 to October 1990, he served as Director of United States Field Marketing for the Company. From April 1988 to October 1989, he served as United States Sales and Service Controller for the Company. From December 1986 to April 1988 he served as United States and Intercontinental Sales Controller for the Company.

     Mr. Joy has served as Vice President, Research and Development of the Company since August 1983.

     Mr. Lehman has served as Vice President and Chief Financial Officer since February 1994. From June 1990 until February 1994, Mr. Lehman served as Vice President and Corporate Controller of the Company. From September 1989 to June 1990, he served as Director of Finance and Administration of Sun Microsystems of California, Ltd., one of the Company's Hong Kong subsidiaries. He served as Assistant Corporate Controller of the Company from September 1988 to August 1989 and as External Reporting Manager from August 1987 to August 1988.

     Mr. Marr has served as Vice President, North American and Australian Field and Operations of Sun Microsystems Computer Company since April 1992. From July 1991 to April 1992, he served as Vice President and General Manager of SunPics, currently a business of Sun Microsystems Computer Company. From July 1990 to June 1991 he served as Vice President of Purchasing for the Company and from December 1987 to June 1990, he served as Central Area Sales Vice President for the Company.

     Mr. Morris has served as Vice President, General Counsel and Corporate Secretary of the Company since October 1987. From July 1986 to October 1987, he was General Counsel and Secretary of U.S. Telecenters Corporation.

     Mr. Parekh has served as Vice President, Engineering for Sun Microsystems Computer Company since July 1993. From September 1992 to July 1993, he served as Vice President, Advanced Workstations and Graphics for Sun Microsystems Computer Company. Prior to joining the Company, from September 1982 to May 1992, he served in various positions, including Vice President and General Manager, Personal Systems and Corporate Vice President Advanced Technology for Silicon Graphics, Inc. ("SGI"). From May 1992 to September 1992, he was employed by SGI as an independent consultant.

     Mr. Raduchel has served as Vice President, Corporate Planning and Development and as Chief Information Officer of the Company since July 1991. In addition, from July 1991 to June 1992, he served as Vice President, Human Resources (acting). From June 1989 to July 1991, he served as Vice President and

Chief Financial Officer of the Company; he was also acting Chief Information Officer of the Company from November 1990 to July 1991. From October 1988 to June 1989, he served as Vice President, Corporate Planning and Development. From 1985 to 1988, he served as Vice President of Document Systems in the Strategic Business Office of Xerox Corporation.

     Mr. Reyes has served as Corporate Controller of the Company since April 1994. From April 1992 to March 1994, Mr. Reyes served as Audit Director for the Company. From April 1991 to April 1992, he was Director of Finance for the Company's ICON operations. From June 1989 to April 1991, he served as Assistant Controller. From July 1988 to June 1989, Mr. Reyes was the Controller of the Company's General Systems Group. From March 1988 to June 1988, Mr. Reyes served as the Company's Marketing Controller.

     Mr. Roebuck has served as Vice President, Worldwide Field Operations of Sun Microsystems Computer Company since April 1992. From November 1988 to April 1992, he served as Vice President, United States Field Operations, Sun Microsystems Computer Company and from January 1986 to November 1988, he served as Vice President of Sales for the Company.

     Mr. Samper joined Sun in February 1994 as President, Sun Microsystems Computer Company. Prior to that time, from August 1992 to February 1994, Mr. Samper served as a General Partner of Sterling Partners, L.P. From February 1991 to August 1992, he was a private investor and consultant. From June 1990 to February 1991, Mr. Samper served as President and Chief Executive Officer of Kinder-Care Learning Centers, Inc., a child care center operating company. Prior to that, he served Eastman Kodak for 28 years, most recently as Vice Chairman and Executive Officer from 1986 to 1989. From October 1991 to February 1994, Mr. Samper also served as a director on the Company's Board of Directors.

     Mr. Schmidt has served as Chief Technology Officer of the Company since February 1994. From July 1991 to February 1994, Mr. Schmidt served as President of Sun Technology Enterprises, Inc., formerly a subsidiary of the Company. From July 1988 to July 1991, he served as Vice President of the Company's General Systems Group. From May 1985 to July 1988, he served as Vice President and General Manager, Software Products Division for the Company.

     Mr. Shoemaker has served as Vice President, Worldwide Operations of Sun Microsystems Computer Company since July 1993. From June 1992 to July 1993 he served as Vice President, U.S. Operations of Sun Microsystems Computer Company. From May 1990 to February 1993, he also served as Vice President, Finance and Planning, Worldwide Operations (on an acting basis since July 1992). He served as Vice President (Acting), Materials, Worldwide Operations from October 1991 to June 1992. From March 1989 to March 1990, he served as Senior Vice President, Electronic Printing Worldwide Marketing, Xerox Corporation. From December 1986 to March 1989, he served as Vice President and General Manager, Document Systems Business, Xerox Corporation.

     Mr. Silvestri has served as President, SPARC Technology Business since February 1994. From August 1992 to February 1994, Mr. Silvestri served as Vice President, SPARC Sales. Prior to joining Sun, from December 1986 to August 1992, he served as Vice President and General Manager, Technology Products for MIPS Computer Systems, Inc., later acquired by SGI.

     Ms. Terrell has served as President of SunExpress, Inc. since August 1991. She held various positions at Digital Equipment Corporation from 1976 to 1991, including Group Manager, Application Specific Interconnect and Packaging in 1991, Manufacturing Manager from 1988 to 1991 and Resource Development Manager, Corporate Manufacturing from 1987 to 1988.

     Mr. Walsh has served as Vice President, Finance and Planning, Worldwide Operations for Sun Microsystems Computer Company since February 1993. From February 1993 to February 1994, Mr. Walsh also served as Corporate Controller for Sun Microsystems Computer Company. Prior to joining the Company, from June 1990 to January 1993, he served as Chief Operating Officer of Spatial Technology Inc. From 1985 to May 1990, he served as Vice President, Finance for Schlumberger Technologies, Inc.

     Mr. Zander has served as President of SunSoft, Inc. since July 1991. From October 1987 to July 1991, he served as Vice President of Corporate Marketing of the Company.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The information required by this item is incorporated by reference to page 28 and the inside back cover of Sun's 1994 Annual Report to Stockholders. At September 7, 1994 there were 4,738 stockholders of record.

     The following is a summary of all sales of the Company's Common Stock by the Company's executive officers who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, during the fiscal quarter ended June 30, 1994:

                                                                NUMBER OF
                  OFFICER                  DATE      PRICE     SHARES SOLD
                  -------                 -------   --------   -----------
     Melia, Kevin......................   4/26/94   $22.50           814
     Reyes, George.....................   5/31/94   $20.8125       1,600
     Wozniak, Curt.....................   5/27/94   $21.065       20,000

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference to the information included under the caption "Historical Financial Review" on page 10 of Sun's 1994 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference to pages 11 through 14 of Sun's 1994 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to pages 15 through 27 of Sun's 1994 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Company is incorporated by reference from "Election of Directors" in Sun's 1994 Proxy Statement for the Company's 1994 Annual Meeting of Stockholders. Current executive officers of the Registrant found under the caption "Executive Officers of the Registrant" in
Part I hereof is also incorporated by reference into this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the section entitled "Executive Compensation" in Sun's 1994 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the section entitled "Information Concerning Solicitation and Voting -- Record Date and Share Ownership" and "Security Ownership of Management" in Sun's 1994 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the sections entitled "Executive Compensation -- Summary Compensation Table", "Certain Transactions With Management" and "Employment Contracts and Change-In-Control Arrangements" in Sun's 1994 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          1. Financial statements that are incorporated herein by reference to the following in Sun's 1994 Annual Report to Stockholders:

             Consolidated Statements of Income for each of the three years in the period ended June 30, 1994 (page 15).

             Consolidated Balance Sheets at June 30, 1994 and 1993 (page 16).

             Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 1994 (page 17).

             Consolidated Statement of Stockholders' Equity for each of the three years in the period ended June 30, 1994 (page 18).

             Notes to Consolidated Financial Statements (pages 19 through 26).

             Report of Ernst & Young LLP, Independent Auditors (page 27).

        The Company's 1994 Annual Report to Stockholders is not deemed filed as part of this report except for those parts specifically incorporated herein by reference.

          2. Financial statement schedules:

            PAGE  SCHEDULE                      TITLE
            ----  ---------                     -----
            S-1   I          Marketable Securities -- Other Investments
            S-2   II         Amounts Receivable from Related Parties and Underwriters,
                             Promoters and Employees Other Than Related Parties
            S-5   VIII       Valuation and Qualifying Accounts
            S-6   IX         Short-Term Borrowings

        All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

        3. EXHIBITS:

             EXHIBIT
             NUMBER                             DESCRIPTION
            ---------                           -----------
             3.1(2)       Amended and Restated Certificate of Incorporation of Registrant.
             3.2(10)      Bylaws of Registrant, as amended.
             3.3(9)       Certificate of Amendment of the Restated Certificate of
                          Incorporation of Registrant.
             4.1(6)       Indenture between Registrant and Harris Trust and Savings Bank,
                          Trustee, covering $135,000,000 of 6 3/8% Debentures (including form of Debenture) due October 15, 1999.
             4.3(10)      First Amended and Restated Common Shares Rights Agreement dated
                          December 14, 1990, between Registrant and The First National Bank of Boston.
             4.4(12)      Amendment dated as of October 28, 1991 to the First Amended and
                          Restated Common Shares Rights Agreement dated December 14, 1990.
             4.5(13)      Second Amendment dated as of August 5, 1992 to the First Amended and Restated Common Shares Rights Agreement dated December 14,
                          1990.

             EXHIBIT
             NUMBER                                   DESCRIPTION
            ---------                                 -----------
            10.1(1)       Technology Transfer Agreement dated February 27, 1982, for the purchase by the Registrant of certain technology for cash, and related Assumption Agreement dated February 27, 1982.
            10.3(1)       Form of Founders' Restricted Stock Purchase Agreement.
            10.8(1)       Registration Rights Agreement dated as of November 26, 1984.
            10.8A(1)      Amendment to Registration Rights Agreement.
            10.9(3)       Registrant's 1982 Stock Option Plan, as amended, and representative forms of Stock Option Agreement.
            10.10(3)      Registrant's Restricted Stock Plan, as amended, and representative form of Stock Purchase Agreement.
            10.11(11)     Registrant's 1984 Employee Stock Purchase Plan, as amended.
            10.21(1)      License Agreement dated July 26, 1983, by and between Registrant and The Regents of the University of California.
            10.22(1)      Software Agreement effective as of April 1, 1982 by and between
                          Registrant and American Telephone and Telegraph Company, and
                          Supplemental Agreement dated effective as of May 28, 1983.
            10.48(3)      Registrant's 1987 Stock Option Plan and representative form of
                          Stock Option Agreement.
            10.50(5)      Amended and Restated Term Loan Agreement dated June 7, 1989 between the Registrant, The First National Bank of Boston, Security Pacific
                          National Bank and The First National Bank of Boston, as agent for the banks.
            10.51(5)      First Amendment to Amended and Restated Term Loan Agreement dated
                          September 22, 1989.
            10.56(5)      Building Loan Agreement dated May 11, 1989, between Sun
                          Microsystems Properties, Inc. and the Toyo Trust and Banking
                          Company, Limited, New York Branch and the related Promissory Note;
                          First Deed of Trust, Assignment of Leases, Rents and Other Income
                          and Security Agreement; Guaranty of Payment; Guaranty of Completion
                          (Sun Microsystems Properties, Inc.); Guaranty of Completion (Sun
                          Microsystems, Inc.); Shortfall Agreement and Indemnity.
            10.57(5)      Note and Warrant Purchase Agreement dated September 26, 1989, between the Registrant, The Ohio National Life Insurance Company,
                          Principal Mutual Life Insurance Company, Pruco Life Insurance
                          Company, The Prudential Life Insurance Company of America,
                          Prudential Property and Casualty Insurance Company and Teachers
                          Insurance and Annuity Association of America and related Common
                          Stock Purchase Warrant.
            10.59(6)      Second Amendment to Amended and Restated Term Loan Agreement dated as of October 26, 1989.
            10.60(7)      Note and Warrant Purchase Agreement dated December 15, 1989, between the Registrant and Metropolitan Life Insurance Company and
                          related Common Stock Purchase Warrant.
            10.61(7)      Note and Warrant Purchase Agreement dated December 15, 1989, between the Registrant and Allstate Life Insurance Company, Modern
                          Woodmen of America, The Ohio National Life Insurance Company, The
                          Western and Southern Life Insurance Company, Western-Southern Life
                          Insurance Company and Keystone Provident Life Insurance Company and
                          related Common Stock Purchase Warrant.

             EXHIBIT
             NUMBER                                   DESCRIPTION
            ---------                                 -----------
            10.62(8)      Credit Agreement dated as of April 4, 1990, between the Registrant;
                          Citibank N.A.; Bank of America National Trust and Savings
                          Association; The First National Bank of Boston; Barclays Bank PLC;
                          Security Pacific National Bank; Morgan Guaranty Trust Company of
                          New York; Morgan Bank (Delaware); Algemene Bank Nederland N.V.; The
                          Fuji Bank, Limited; Mitsui Taiyo Kobe Bank, Limited; and the Bank
                          of California, N.A.
            10.63(8)      Third Amendment to Amended and Restated Term Loan Agreement dated as of April 3, 1990.
            10.64(9)      Registrant's 1988 Directors' Stock Option Plan and representative form of Stock Option Agreement.
            10.65(11)     Registrant's 1990 Employee Stock Purchase Plan.
            10.66(11)     Registrant's 1990 Long-Term Equity Incentive Plan and
                          representative form of agreement.
            10.68(11)     First Amendment to Credit Agreement dated as of June 25, 1991.
            10.69(11)     Fourth Amendment to Amended and Restated Term Loan Agreement dated
                          June 27, 1991.
            10.73(11)     Representative form of letter dated June 25, 1991 between the
                          Registrant and the insurance companies who are parties to the Note and Warrant Purchase Agreements dated September 26, 1986 and
                          December 15, 1989.
            10.74(11)     Software Distribution Agreement dated January 28, 1991 by and between the Registrant and UNIX System Laboratories, Inc.
            10.75(14)     Promissory Notes from Kenneth Alvares to the Registrant dated June
                          10, 1992 and July 13, 1992.
            10.77(16)     Lease Agreement between BNP Leasing Corporation and Registrant, effective as of September 25, 1992.
            10.79(16)     Amendments to Note and Warrant Purchase Agreement dated May 26,
                          1993.
            10.80         Promissory note from Chester Silvestri to the Registrant dated
                          December 30, 1992.
            10.81         Notice of Exercise and Irrevocable Subscription Agreement dated
                          July 26, 1994 between Lawrence W. Hambly and the Registrant.
            10.82         Revolving Credit Agreement dated June 1, 1994, between the
                          Registrant; Citicorp USA, Inc.; Bank of America National Trust and
                          Savings Association; ABN AMRO Bank N.V; The First National Bank of
                          Boston; Barclays Bank PLC; Morgan Guaranty Trust Company of New
                          York; The Fuji Bank Limited, San Francisco Agency; The Bank of
                          California, N.A.; The Sakura Bank, Limited, San Francisco Agency;
                          Banque Nationale de Paris; Bayerische Vereinsbank AG, Los Angeles
                          Agency; The Industrial Bank of Japan, Limited, San Francisco
                          Agency; Swiss Bank Corporation.
            10.83         Receivables Purchase Agreement dated as of August 5, 1994 among the
                          Registrant, SunExpress, Inc., Sun Microsystems Federal, Inc.,
                          SunSoft, Inc., J.P. Morgan Delaware and Morgan Guaranty Trust
                          Company of New York.
            11.0          Statement of computation of earnings per share.
            13.0          1994 Annual Report to Stockholders (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form
                          10-K).
            22.0          Subsidiaries of Registrant.
            23.1          Consent of Independent Auditors.
            24.0          Power of Attorney (see page 20).
            27.0          Financial Data Schedule.

- - - ---------------

 (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-2897), which became effective March 4, 1986.

 (2) Incorporated by reference to identically numbered exhibits filed as exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1987.

 (3) Incorporated by reference to Exhibits 19.1, 19.3 or 19.4, filed as Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 25, 1987.

 (4) Incorporated by reference to an exhibit filed as an exhibit to the Registrant's Report on Form 8-K filed on January 11, 1988.

 (5) Incorporated by reference to identically numbered exhibits filed as exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989.

 (6) Incorporated by reference to Exhibits 19.0 and 19.3 filed as exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 1989.

 (7) Incorporated by reference to Exhibits 19.0 and 19.1 filed as exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 29, 1989.

 (8) Incorporated by reference to Exhibits 19.0 and 19.1 filed as exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1990.

 (9) Incorporated by reference to identically numbered exhibits filed as exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990.

(10) Incorporated by reference to Exhibits 3.1 and 4.1 filed as exhibits to the Registrant's Report on Form 8-K filed on December 28, 1990.

(11) Incorporated by reference to identically numbered exhibits filed as exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

(12) Incorporated by reference to Exhibit 4.0 filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 1991.

(13) Incorporated by reference to Exhibit 3 filed as an exhibit to the Registrant's Form 8 Amendment No. 3 to Registration Statement on Form 8-A filed on September 16, 1992.

(14) Incorporated by reference to identically numbered exhibits filed as exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992.

(15) Incorporated by reference to Exhibit 19.0 filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 25, 1992.

(16) Incorporated by reference to identically numbered exhibits filed as exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SUN MICROSYSTEMS, INC.
                                          Registrant

September 27, 1994

                                          By:     /s/  MICHAEL E. LEHMAN

                                            ------------------------------------
                                                     Michael E. Lehman
                                             Vice President and Chief Financial
                                                           Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott G. McNealy and Michael E. Lehman jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer and Corporate Controller and a majority of the Board of Directors, on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                 TITLE                      DATE
                   ---------                                 -----                      ----
           /s/  SCOTT G. McNEALY                    Chairman of the Board of      September 27, 1994
- - - ------------------------------------------------    Directors, President and
               (Scott G. McNealy)                   Chief Executive Officer
                                                      (Principal Executive
                                                            Officer)

          /s/  MICHAEL E. LEHMAN                    Vice President and Chief      September 27, 1994
- - - ------------------------------------------------       Financial Officer
              (Michael E. Lehman)                     (Principal Financial
                                                            Officer)

             /s/  GEORGE REYES                         Vice President and         September 27, 1994
- - - ------------------------------------------------      Corporate Controller
                 (George Reyes)                      (Principal Accounting
                                                            Officer)

            /s/  L. JOHN DOERR                              Director              September 27, 1994
- - - ------------------------------------------------
                (L. John Doerr)

     /s/  WILLIAM RANDOLPH HEARST III                       Director              September 27, 1994
- - - ------------------------------------------------
         (William Randolph Hearst III)

                   SIGNATURE                                 TITLE                      DATE
                   ---------                                 -----                      ----
            /s/  ROBERT L. LONG                             Director              September 27, 1994
- - - ------------------------------------------------
                (Robert L. Long)

          /s/  M. KENNETH OSHMAN                            Director              September 27, 1994
- - - ------------------------------------------------
              (M. Kenneth Oshman)

          /s/  A. MICHAEL SPENCE                            Director              September 27, 1994
- - - ------------------------------------------------
              (A. Michael Spence)

                                                                      SCHEDULE I

                             SUN MICROSYSTEMS, INC.

                   MARKETABLE SECURITIES -- OTHER INVESTMENTS

                            YEAR ENDED JUNE 30, 1994
                      (IN THOUSANDS, EXCEPT SHARE AMOUNT)

                        NAME OF ISSUER/                            NUMBER OF
                      TITLE OF EACH ISSUE                            SHARES          AMOUNT(1)
                      -------------------                          ---------         ---------
Auction Market Preferred Stock..................................     55,959          $271,543
Municipal Obligations...........................................                      162,318
Commercial Paper................................................                       11,427
Tax-exempt Commercial Paper.....................................                        3,591
                                                                                     --------
                                                                                     $448,879
                                                                                     ========

- - - ---------------

(1) Stated at cost, which approximates market. No individual security or group of securities of an issuer exceeds 2% of total assets of the Company.

                                                                     SCHEDULE II

                             SUN MICROSYSTEMS, INC.

           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
              PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                                 (IN THOUSANDS)

                                                   BALANCE AT                                 BALANCE AT
                                                   BEGINNING                     AMOUNTS        END OF
                 NAME OF DEBTOR                    OF PERIOD      ADDITIONS     COLLECTED       PERIOD
                 --------------                   ----------      ---------     ---------     ----------
Year Ended June 30, 1994:
  Kenneth Alvares:
     Interest-free note receivable secured by
       stock due in 1997.........................    $300           $  --          $  --         $300
     Interest-free note receivable secured by
       real property due in 1997.................    $375           $  --          $  --         $375
                                                     ----           -----          -----         ----
                                                     $675           $  --          $  --         $675
                                                     ====           =====          =====         ====
  Mel Friedman:
     8.57% notes receivable secured by real
       property due in 1994......................    $150           $  --          $  --         $150
                                                     ====           =====          =====         ====
  Chester Silvestri:
     Interest-free unsecured note receivable due
       in 1995...................................    $120           $  --          $  --         $120
                                                     ====           =====          =====         ====

                                                                     SCHEDULE II
                                                                     (CONTINUED)

                             SUN MICROSYSTEMS, INC.

           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
              PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                                 (IN THOUSANDS)

                                                   BALANCE AT                                 BALANCE AT
                                                   BEGINNING                     AMOUNTS        END OF
                 NAME OF DEBTOR                    OF PERIOD      ADDITIONS     COLLECTED       PERIOD
                 --------------                    ----------     ---------     ---------     ----------
Year Ended June 30, 1993:
  Kenneth Alvares:
     Interest-free note receivable secured by
       stock due in 1997.........................    $300           $ --          $ --           $300
     Interest-free note receivable secured by
       real property due in 1997.................    $ --           $375          $ --           $375
                                                     ----           ----          ----           ----
                                                     $300           $375          $ --           $675
                                                     ====           ====          ====           ====
  Mel Friedman:
     8.57% notes receivable secured by real
       property due in 1994......................    $300           $ --          $150           $150
                                                     ====           ====          ====           ====
  Jessie Mobley:
     9.38% notes receivable secured by real
       property due in 1994......................    $200           $ --          $200           $ --
                                                     ====           ====          ====           ====
  Dennis M. Ohryn:
     8.25% notes receivable secured by real
       property due in 1992......................    $200           $ --          $200           $ --
     8.38% note receivable secured by real
       property due in 1992......................      30             --            30             --
     8.99% note receivable secured by real
       property due in 1993......................      70             --            70             --
                                                     ----           ----          ----           ----
                                                     $300           $ --          $300           $ --
                                                     ====           ====          ====           ====

                                                                     SCHEDULE II
                                                                     (CONTINUED)

                             SUN MICROSYSTEMS, INC.
           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
              PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                                 (IN THOUSANDS)

                                                  BALANCE AT                                   BALANCE AT
                                                  BEGINNING                      AMOUNTS         END OF
                 NAME OF DEBTOR                   OF PERIOD      ADDITIONS      COLLECTED        PERIOD
                 --------------                   ----------     ----------     ----------     ----------
Year Ended June 30, 1992:
Kenneth Alvares:
  Interest-free note receivable secured by stock
     due in 1997................................    $ --           $300           $ --           $300
                                                    ====           ====           ====           ====
Mel Friedman:
  8.57% notes receivable secured by real
     property due in 1994.......................    $300           $ --           $ --           $300
                                                    ====           ====           ====           ====
Leonard B. Hughes:
  8.25% notes receivable secured by real
     property due in 1992.......................    $176           $ --           $176           $ --
                                                    ====           ====           ====           ====
Jessie Mobley:
  9.38% notes receivable secured by real
     property due in 1994.......................    $200           $ --           $ --           $200
                                                    ====           ====           ====           ====
Dennis M. Ohryn:
  8.25% notes receivable secured by real
     property due in 1992.......................    $200           $ --           $ --           $200
  8.38% note receivable secured by real property
     due in 1992................................      30             --             --             30
  8.99% note receivable secured by real property
     due in 1993................................      70             --             --             70
                                                    ----           ----           ----           ----
                                                    $300           $ --           $ --           $300
                                                    ====           ====           ====           ====
Edward J. Zander:
  8.62% note receivable secured by real property
     due in 1993................................    $174           $ --           $174           $ --
                                                    ====           ====           ====           ====

                                                                   SCHEDULE VIII

                             SUN MICROSYSTEMS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                               BALANCE AT     CHARGED TO                     BALANCE AT
                                               BEGINNING      COSTS AND      DEDUCTION/        END OF
                 DESCRIPTION                   OF PERIOD       EXPENSES       WRITEOFF         PERIOD
                 -----------                   ----------     ----------     -----------     ----------
Year ended June 30, 1992:
  Accounts receivable allowances.............   $58,985        $ 71,380       $ 81,668         $48,697
                                                =======        ========       =========        =======
Year ended June 30, 1993:
  Accounts receivable allowances.............   $48,697        $ 89,027       $ 86,262         $51,462
                                                =======        ========       =========        =======
Year ended June 30, 1994:
  Accounts receivable allowances.............   $51,462        $167,281       $138,898         $79,845
                                                =======        ========       =========        =======

                                                                     SCHEDULE IX

                             SUN MICROSYSTEMS, INC.
                             SHORT-TERM BORROWINGS
                                 (IN THOUSANDS)

                                                                     MAXIMUM        AVERAGE        WEIGHTED
                                                       WEIGHTED       AMOUNT         AMOUNT         AVERAGE
                                          BALANCE AT    AVERAGE    OUTSTANDING    OUTSTANDING    INTEREST RATE
         CATEGORY OF AGGREGATE              END OF     INTEREST     DURING THE     DURING THE     DURING THE
          SHORT-TERM BORROWING              PERIOD       RATE         PERIOD       PERIOD(A)       PERIOD(B)
         ---------------------            ----------   ---------   ------------   ------------   -------------
Year ended June 30, 1992:
  Payable to others for borrowings......   $91,284       7.6%       $ 91,284        $48,007           8.0%
                                           =======       ===        ========        =======           ===
Year ended June 30, 1993:
  Payable to others for borrowings......   $90,890       5.4%       $140,451        $94,595           6.5%
                                           =======       ===        ========        =======           ===
Year ended June 30, 1994:
  Payable to others for borrowings......   $78,687       3.0%       $ 90,890        $55,415           7.6%
                                           =======       ===        ========        =======           ===

- - - ---------------

(A) Calculated on average monthly borrowings

(B) Calculated by dividing interest on short-term borrowings during the year by average short-term borrowings