Form 10-Q
period 1994-10-02
SUN MICROSYSTEMS INC
filed 1994-11-15
CIK 709519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
        October 2, 1994 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

                        Commission file number: 0-15086

                             SUN MICROSYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

              DELAWARE                             94-2805249
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

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

                              YES /X/   NO / /

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

                               YES / /   NO / /

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practible date.

             CLASS                              OUTSTANDING AT OCTOBER 2, 1994
             -----                              ------------------------------
Common stock - $0.00067 par value                         94,839,336

                                     INDEX

                                                                            PAGE
                                                                            ----
COVER PAGE                                                                    1

INDEX                                                                         2

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

       Condensed Consolidated Balance Sheets                                  3

       Condensed Consolidated Statements of Income                            4

       Condensed Consolidated Statements of Cash Flows                        5

       Notes to Condensed Consolidated Financial Statements                   6

   Item 2 - Management's Discussion and Analysis of

            Results of Operations and Financial Condition                     7

PART II - OTHER INFORMATION

   Item 5 - Other Information                                                12

   Item 6 - Exhibits and Reports on Form 8-K                                 13

SIGNATURES                                                                   14

                        PART 1 -  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             SUN MICROSYSTEMS, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                 (in thousands)

                                                  October 2,          June 30,
                                                    1994                1994
                                                  ----------          --------
ASSETS
Current assets:
  Cash and cash equivalents                      $  372,100         $  433,937
  Short-term investments                            411,354            448,879
  Accounts receivable, net                          839,404            853,031
  Inventories                                       339,466            294,948
  Other current assets                              277,137            274,298
                                                 ----------         ----------
    Total current assets                          2,239,461          2,305,093
Property, plant and equipment, at cost              878,072            877,268
Accumulated depreciation and amortization          (543,236)          (517,020)
                                                 ----------         ----------
                                                    334,836            360,248
Other assets, net                                   235,339            232,651
                                                 ----------         ----------
                                                 $2,809,636         $2,897,992
                                                 ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings                        $   68,060         $   78,687
    Accounts payable                                270,920            363,828
    Accrued liabilities                             484,341            500,908
    Other current liabilities                       212,923            204,415
                                                 ----------         ----------
      Total current liabilities                   1,036,244          1,147,838
Long-term debt and other obligations                 83,648            121,831
Stockholders' equity                              1,689,744          1,628,323
                                                 ----------         ----------
                                                 $2,809,636         $2,897,992
                                                 ==========         ==========

                            See accompanying notes.

                             SUN MICROSYSTEMS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                    (in thousands, except per share amounts)

                                                        Three Months Ended
                                                     October 2,    September 26,
                                                        1994           1993
                                                     ----------    -------------
Net revenues                                         $1,273,439      $960,481
Cost and expenses:
   Cost of sales                                        761,378       567,973
   Research and development                             119,366       107,898
   Selling, general and administrative                  338,877       269,070
                                                     ----------      --------
      Total costs and expenses                        1,219,621       944,941
                                                     ----------      --------
Operating income                                         53,818        15,540
Interest income, net                                      2,692           590
                                                     ----------      --------
Income before income taxes                               56,510        16,130
Provision (credit) for income taxes                      18,083          (476)
                                                     ----------      --------
Net income                                           $   38,427      $ 16,606
                                                     ==========      ========
Net income per common
    and common-equivalent
    share                                            $     0.40      $   0.16
                                                     ==========      ========
Common and common-equivalent
    shares used in the calculation
    of net income per share                              95,667       100,976
                                                     ==========      ========

                            See accompanying notes.

                             SUN MICROSYSTEMS, INC.

                CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                    Three Months Ended
                                                               October 2,        September 26,
                                                                  1994              1993
                                                              ----------        -------------
Cash flow from operating activities:
        Net income                                            $  38,427             $  16,606
        Adjustments to reconcile net income
                to operating cash flows:
                Depreciation, amortization
                  and other non-cash items                       66,501                57,772
                (Increase) decrease in accounts receivable       13,627               (24,904)
                Increase in inventories                         (44,518)              (25,616)
                Decrease in accounts payable                    (92,908)              (14,259)
                Net (increase) decrease in other current
                  and non-current assets                         (5,766)                8,688
                Net increase (decrease) in other current
                  and non-current liabilities                     3,387               (35,963)
                                                              ---------             ---------
Net cash used by operating activities                           (21,250)              (17,676)
                                                              ---------             ---------
Cash flow from investing activities:
        Acquisition of property, plant and equipment            (26,012)              (46,950)
        Acquisition of other assets                             (11,096)               (7,527)
        Acquisition of short-term investments                  (589,932)             (522,718)
        Maturities of short-term investments                    624,995               420,128
                                                              ---------             ---------
Net cash used by investing activities                            (2,045)             (157,067)
                                                              ---------             ---------
Cash flow from financing activities:
        Issuance of common stock                                  9,344                 2,242
        Acquisition of treasury stock                            (9,303)             (170,934)
        Proceeds from employee stock purchase plans              12,187                10,866
        Reduction of short-term borrowings, net                 (10,627)               (7,176)
        (Reduction) proceeds of long-term
               borrowings and other                             (40,143)                   16
                                                              ---------             ---------
Net cash used by financing activities                           (38,542)             (164,986)
                                                              ---------             ---------
Net decrease in cash and cash equivalents                     $ (61,837)            $(339,729)
                                                              =========             =========
Supplemental disclosures of cash flow information:
        Cash paid during the period for:
        Interest                                              $   6,670             $     697
        Income taxes                                          $  21,137             $  24,349



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

  While the quarterly financial information furnished is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The information included in this report should be read in conjunction with the Company's 1994 Annual Report to Stockholders.

INVENTORIES (in thousands)

                                     October 2, 1994       June 30, 1994
                                     ---------------       -------------
  Raw materials                         $161,730             $129,784
  Work in process                         53,842               35,798
  Finished goods                         123,894              129,366
                                        --------              -------
                                        $339,466             $294,948
                                        ========             ========

INCOME TAXES

  The Company accounts for income taxes under the liability method of Statement of Financial Accounting Standards No. 109. The provision for income taxes during the interim periods considers anticipated annual income before taxes, research and development tax credits, earnings of foreign subsidiaries permanently invested in foreign operations, and other differences.

ACCOUNTING CHANGE

  In the first quarter of fiscal 1995, the Company adopted Financial Accounting Standards Board Statement No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities." Under FAS 115, debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as either available-for-sale or trading and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of stockholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings.

  Cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and original maturities of three months or
  less at date of acquisition.   Short-term investments consist primarily of
  auction market preferred stock, commercial paper and tax-exempt securities with original maturities beyond three months and less than twelve months. Auction market preferred stock is traded at par and carries a floating rate dividend that is paid and reset, at intervals of 49 days or less, through a bidding process that determines the yield. All of the Company's short-term investments and cash equivalents are classified as available-for-sale at October 2, 1994. The adoption of FAS 115 resulted in an impact to stockholders' equity that was not material as of the date of adoption, July 1, 1994, or as of the fiscal quarter ended October 2, 1994. Gross realized gains and gross realized losses on sales of available-for-sale securities for the three months ended October 2, 1994 were immaterial.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth items from the Condensed Consolidated Statements of Income as percentages of net revenues:

                                                     Three Months Ended
                                              -------------------------------
                                              October 2,        September 26,
                                                 1994                1993
                                              ----------        -------------
Net revenues                                    100.0%             100.0%
Cost of sales                                    59.8               59.1
                                                -----              -----
   Gross margin                                  40.2               40.9
Research and development                          9.4               11.2
Selling, general and administrative              26.6               28.0
                                                -----              -----
Operating income                                  4.2                1.7
Interest income, net                              0.2                  -
                                                -----              -----
Income before income taxes                        4.4                1.7
Provision for income taxes                        1.4                  -
                                                -----              -----
   Net income                                     3.0%               1.7%
                                                =====              ======

RESULTS OF OPERATIONS

  The strong demand experienced in late fiscal 1994 for two desktop products, the SPARCstation 5 and SPARCstation 20, continued into the first quarter of fiscal 1995. Management believes these products, along with the recent fiscal 1995 release of the Company's most advanced software environment, Solaris 2.4, help to competitively position the Company in the marketplace in fiscal 1995. Supply constraints experienced on certain memory devices in late fiscal 1994 did not significantly impact the Company's first quarter fiscal 1995 results. Although future operating results could be impacted depending on the availability and cost of memory components during fiscal 1995, the Company is proactively managing its memory component supply by developing additional sources of supply as well as increasing volumes with existing suppliers.

  The Company operates in a highly competitive industry characterized by increasingly aggressive pricing. Increased demand for Sun's higher performance desktop and server products, reductions in component costs and increased operating efficiencies have, to date, significantly offset the effects of Sun's product price reductions. Future operating results will depend on additional component cost reductions, further operating efficiencies and the mix of systems, software and other products, which in turn depend in part on the Company's ability to generate revenues through increased system, service and software license volumes. Sun's future operating results will also depend on the continued acceptance and migration of customers to the Solaris 2 software environment, as well as the efforts of independent software vendors to develop new, and port existing, application software.

Net revenues

  Net revenues were $1.3 billion for the first quarter of fiscal 1995, representing an increase of 32.6% over the comparable period of fiscal 1994. The growth in revenues primarily resulted from increased revenues from memory, storage options and accessories shipped to both new customers purchasing more richly configured systems and to installed base customers.
  In addition, system unit shipments grew by 49% over the comparable period of fiscal 1994, attributable in part to the strong demand experienced for the SPARCstation 5 and SPARCstation 20 during the first quarter of fiscal 1995. This growth in units was partially offset by a decrease in average selling price per unit on desktop systems, due primarily to repricing actions on base-level configurations. Service revenues for the first quarter of fiscal 1995 increased in absolute dollars, but declined slightly as a percent of net revenues when compared with the corresponding period of fiscal 1994.

  Domestic net revenues increased by 28% while international net revenues (including United States exports) grew 38% in the first quarter of fiscal 1995 compared with the corresponding period of fiscal 1994. Net revenues in Europe and Rest of World increased 48% and 29%, respectively, in the first quarter of fiscal 1995 over fiscal 1994's comparable period primarily due to the strengthening of international markets, principally central and northern Europe, and Asia. International net revenues represented 49% and 47% of total net revenues in the first quarter of fiscal 1995 and fiscal 1994, respectively.

  The impact of currency fluctuations on net revenues and operating results cannot be precisely measured because the Company's product mix and pricing change over time in various markets, partially in response to currency movements. Further, the Company's international structure and transaction activity provide a degree of natural hedge where fluctuations in a particular currency result in financial effects that mitigate or tend to offset each other on a consolidated basis. The Company generally manages currency exposure through an established hedging program, the objective of which is to minimize the impact of currency fluctuations on results of operations.

  Compared with the first quarter of the prior fiscal year, the dollar has weakened against most major European currencies as well as against the Japanese yen. Management has estimated that the net impact of currency fluctuations on operating results, while slightly favorable, was not significant in the first quarter of fiscal 1995.

Gross margin

  Gross margin was 40.2% for the first quarter of fiscal 1995, compared with 40.9% for the corresponding period of fiscal 1994. The effects of repricing actions and increased shipments of low price-point desktop systems were somewhat offset by a favorable gross margin impact generated from certain component cost reductions and operating efficiencies.

  Repricing actions may continue to be initiated in the future, which could result in downward pressure on gross margin. This margin pressure could be mitigated by increased software licensing, a change in the systems mix to higher margin products such as servers, or by other favorable product or geographical mix shifts. In addition, the pressure could be mitigated by component cost reductions and operating efficiencies generated by higher unit volumes.

Research and development

  Research and development (R&D) expenses were $119.4 million in the first quarter of fiscal 1995, compared with $107.9 million for the same period of fiscal 1994. As a percentage of net revenues, R&D expenses decreased to 9.4 percent for the first quarter of fiscal 1995, from 11.2 percent for the
  corresponding period of fiscal 1994.   The decrease as a percent of revenues
  is primarily due to the increase in revenues in the first quarter of fiscal
  1995 over the comparable period of fiscal 1994.   The increase in absolute
  dollars is due to the Company's continuing emphasis on technological advancement for both hardware and software products, as well as microprocessor technologies. To maintain its competitive position in the industry, the Company expects to continue to invest significant resources in new hardware, software and microprocessor product development, as well as in enhancements to existing products.

Selling, general and administrative

  Selling, general and administrative (SG&A) expenses were $338.9 million in the first quarter of fiscal 1995, an increase of $69.8 million, or 25.9%,
  from the corresponding period of fiscal 1994.   As a percentage of net
  revenues, SG&A expenses decreased to 26.6% for the first quarter of fiscal 1995 from 28.0% for the comparable period of fiscal 1994. Approximately half of the dollar increase reflects increases in compensation based principally on the achievement of specified performance goals. The dollar increase also reflects sales staff increases to support continuing growth as well as costs
  incurred in connection with facilities consolidations.   The decrease as a
  percent of net revenues reflects the increase in revenues in the first quarter of fiscal 1995 over the comparable period of fiscal 1994. In addition, the Company continues its efforts to reduce the structural level of such expenses over time through improvements in business processes and cycle times.

Interest income, net

  Net interest income was $2.7 million for the first quarter of fiscal 1995, compared with $.6 million for the first quarter of fiscal 1994. The increase is primarily the result of higher interest earned on investments as well as interest savings from scheduled debt repayments.

Income taxes

  The Company's effective income tax rate for the first quarter of fiscal 1995 was 32%, while the effective tax rate for the first quarter of fiscal 1994 was 34%, prior to the one-time credit of $5.9 million resulting from the Omnibus Budget Reconciliation Act of 1993. The decrease in the fiscal 1995 rate compared with the 34% for the corresponding period of fiscal 1994 is primarily due to increased earnings of foreign subsidiaries permanently invested in foreign operations.

Future operating results

  The computer industry is marked by rapidly changing technology and increasing competition. The Company expects that the markets for its products and technology, as well as its competitors within such markets, will continue to change as the rightsizing trend shifts customer buying patterns to distributed systems employing solutions from multiple vendors. In addition, improvements in hardware and operating system software products introduced, or to be introduced, by competing companies are expected to improve the characteristics of certain networked personal computer solutions. These developments are expected to provide competitive pressure, particularly at the low end of the Company's product range, where customers are more price sensitive and the systems environment is less complex. Therefore, the Company's future operating results will depend to a considerable extent on its ability to rapidly and continuously develop, introduce and deliver in quantity competitive new hardware, software and service products, as well as new microprocessor technologies, that offer its customers enhanced performance at competitive prices.

  The development of new, high performance computer products is a complex and uncertain process requiring high levels of innovation from both the Company's designers and those of its suppliers, as well as accurate anticipation of customer requirements and technological trends. The Company is increasingly dependent on the ability of its suppliers to design, manufacture and deliver advanced components required for the timely introduction of new products. The failure of any of these suppliers to deliver components on time or in sufficient quantities could result in a significant adverse impact on the Company's operating results. The inability to secure enough components to build products, including new products, in the quantities and configurations required, or to produce, test and deliver sufficient products to meet demand in a timely manner, would adversely affect the Company's net revenues and operating results.

  The production and introduction of new or enhanced products also requires the Company to make advanced payments, if necessary, under contracts with certain suppliers. In addition, in order to secure components for development of new products, the Company frequently enters into non-cancelable purchase commitments with vendors early in the design process. Due to the variability of material requirement specifications during the design process, the Company must closely manage material purchase commitments and their respective delivery schedules. Once a hardware product is developed, the Company must rapidly bring it into volume manufacturing, a process that requires accurate forecasting of both volumes and configurations, among other things, in order to achieve acceptable yields and costs. The Company must also manage the transition from older, displaced products in order to minimize disruptions in customer ordering patterns and excessive levels of older product inventory and to ensure that adequate supplies of new products can be delivered to meet customer demand. The ability of the Company to match supply and demand is further complicated by the need to take pricing actions, which may result in the Company not being able to correctly anticipate the demand for the mix of products following those pricing actions. Because the Company is continuously engaged in this product development, introduction and transition process, its operating results may be subject to considerable fluctuation, particularly when measured on a quarterly basis.

  Generally, the computer systems sold by Sun are the result of both hardware and software development, so that delays in software development can delay the ability of the Company to ship new hardware products. In addition, adoption of a new release of an operating system typically requires effort on the part of the customer as well as software porting by software vendors providing applications. As a result, the timing of conversion to a new release is inherently unpredictable. Moreover, delays in adoption of a new release of an operating system by customers can limit the acceptability of hardware products tied to that release. Such delays could adversely affect the future operating results of the Company.

  The Company's operating results will also be affected by the volume, mix and timing of orders received during a period and by conditions both in the computer industry and in the general economy, such as recessionary periods, political instability, changes in trade policies and fluctuations in interest or currency exchange rates. The Company's customer order backlog at October 2, 1994 was approximately $334 million, relatively unchanged from the backlog level of approximately $338 million at June 30, 1994. Backlog levels vary with demand, product availability and the Company's delivery lead times, and are subject to decreases as a result of customer order delays, changes or cancellations. As such, backlog levels may not be a reliable indicator of future operating results. As delivery lead times continue to decrease, the Company must generate a higher percentage of revenue from new order bookings in the same fiscal period.

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

LIQUIDITY AND CAPITAL RESOURCES

  Total assets at October 2, 1994 decreased by approximately $88.4 million from June 30, 1994, due principally to decreases in cash, cash equivalents and short-term investments ($99.3 million) and property, plant and equipment ($25.4 million) offset by an increase in inventories ($44.5 million). Cash decreased primarily due to scheduled debt repayments and the final annual
  payment under a patent-cross license agreement.   The increase in inventories
  reflects a build-up of supply to meet increased customer demand and to enable more timely response to shifts in product mix requirements.

  Total liabilities decreased approximately $149.8 million from June 30, 1994, due principally to decreases in accounts payable ($92.9 million), and
  long-term debt and other obligations ($38.2 million).    Accounts payable
  decreased due to increased linearity of inventory receipts in the first quarter of fiscal 1995, compared with the fourth quarter of fiscal 1994. Approximately 60% more inventory was received in the last month of the fourth quarter of fiscal 1994 than was received in the comparable period of the first quarter of fiscal 1995. Long-term debt and other obligations decreased as a result of scheduled debt repayments.

  At October 2, 1994, the Company's primary sources of liquidity consisted of cash, cash equivalents and short-term investments of $783 million; uncommitted lines of credit available to the Company's international subsidiaries totalling approximately $464 million, of which approximately $394 million was available; and a revolving credit facility with banks aggregating $150 million, all of which was available subject to compliance with certain covenants. In the second quarter of fiscal 1995, the Company will acquire for cash approximately $80 million in property, plant and equipment as part of the development of new operating facilities. The Company believes that the liquidity provided by existing cash and short-term investment balances and the borrowing arrangements described above will be sufficient to meet the Company's capital requirements through fiscal 1995. However, the Company believes the level of financial resources is a significant competitive factor in its industry and may choose at any time to raise additional capital through debt or equity financings to strengthen its financial position, facilitate growth and provide the Company with additional flexibility to take advantage of business opportunities that may arise.

                         PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

  SCHEDULE OF SALES BY EXECUTIVE OFFICERS DURING THE QUARTER

  The following is a summary of all sales of the Company's Common Stock by the Company's executive officers who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, during the fiscal quarter ended October 2, 1994:

OFFICER             DATE          PRICE           NUMBER OF
                                                  SHARES SOLD
=============================================================
Richard Barker     8/29/94       $27.5625         1,500
                    8/29/94       $27.5625         3,000

Larry Hambly        8/26/94       $26.00           5,000

William Raduchel    8/30/94       $27.3125         6,000

George Reyes        8/31/94       $27.75             346

Eric Schmidt        8/29/94       $27.625          3,000
                    8/31/94       $27.375          7,000

Dorothy Terrell     8/23/94       $24.8125         2,000
                    8/26/94       $26.4375         2,000
                    8/26/94       $26.50           1,000

Ed Zander           8/30/94       $27.3125         8,000
                    8/30/94       $26.75           3,500
                    8/31/94       $27.625          3,500

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)  EXHIBITS

      10.84 Amended and Restated Lease Agreement between BNP Leasing Corporation and Registrant, effective as of September 23, 1994

      11.0       Statement re: Computation of Earnings Per Share

      27.0       Financial data schedule for the period ended October 2, 1994

b)  REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the quarter ended
      October 2, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             SUN MICROSYSTEMS, INC.




                             BY /s/ MICHAEL E. LEHMAN
                                ----------------------------------------------
                                    Michael E. Lehman
                                    Vice President and Chief Financial Officer




                                /s/ GEORGE REYES
                                ----------------------------------------------
                                    George Reyes
                                    Vice President and Corporate Controller,
                                    Chief Accounting Officer


Dated:   November 15, 1994

                               EXHIBITS TO REPORT
                                  ON FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1994