Form 10-Q
period 1995-01-01
SUN MICROSYSTEMS INC
filed 1995-02-15
CIK 709519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 1, 1995 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                        Commission file number: 0-15086

                             SUN MICROSYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                 94-2805249
  (State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)


                2550 GARCIA AVENUE, MOUNTAIN VIEW, CA 94043-1100
             (Address of principal executive offices with zip code)

Registrant's telephone number, including area code:        (415) 960-1300

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

                               YES   X         NO
                                   ------         ------

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

                               YES             NO
                                   ------         ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practible date.

            CLASS                                OUTSTANDING AT JANUARY 1, 1995
            -----                                ------------------------------
Common stock - $0.00067 par value                          95,095,671

                                     INDEX

                                                                           PAGE
                                                                           ----
COVER PAGE                                                                   1

INDEX                                                                        2

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

       Condensed Consolidated Balance Sheets                                 3

       Condensed Consolidated Statements of Income                           4

       Condensed Consolidated Statements of Cash Flows                       5

       Notes to Condensed Consolidated Financial Statements                  6

  Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition                       8

PART II - OTHER INFORMATION

  Item 4 - Submission of Matters to a Vote of Security Holders               13

  Item 5 - Other Information                                                 14

  Item 6 - Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                   16

                        PART 1 -  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             SUN MICROSYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                         January 1,            June 30,
                                                            1995                 1994
                                                         -----------          ----------
                                                         (unaudited)
ASSETS

Current assets:

     Cash and cash equivalents                           $  474,341           $  433,937

     Short-term investments                                 404,575              448,879

     Accounts receivable, net                               844,830              853,031

     Inventories                                            315,184              294,948

     Other current assets                                   308,683              274,298
                                                         ----------           ----------
          Total current assets                            2,347,613            2,305,093

Property, plant and equipment, at cost                      980,234              877,268

     Accumulated depreciation and amortization             (580,602)            (517,020)
                                                         ----------           ----------
                                                            399,632              360,248

Other assets, net                                           233,344              232,651
                                                         ----------           ----------
                                                         $2,980,589           $2,897,992
                                                         ==========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Short-term borrowings                               $   32,506           $   78,687

     Accounts payable                                       269,585              363,828

     Accrued liabilities                                    573,865              500,908

     Other current liabilities                              247,669              204,415
                                                         ----------           ----------
          Total current liabilities                       1,123,625            1,147,838

Long-term debt and other obligations                         81,479              121,831

Stockholders' equity                                      1,775,485            1,628,323
                                                         ----------           ----------
                                                         $2,980,589           $2,897,992
                                                         ==========           ==========

                            See accompanying notes.

                             SUN MICROSYSTEMS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (unaudited)

                    (in thousands, except per share amounts)

                                                Three Months Ended               Six Months Ended
                                             ---------------------------     ---------------------------
                                             January 1,     December 26,     January 1,     December 26,
                                                1995            1993            1995            1993
                                             ----------     ------------     ----------     ------------
Net revenues                                 $1,475,349      $1,130,678      $2,748,788      $2,091,159

Cost and expenses:

     Cost of sales                              862,113         658,805       1,623,491       1,226,778

     Research and development                   131,935         111,429         251,302         219,327

     Selling, general and administrative        364,342         294,892         703,218         563,962
                                             ----------      ----------      ----------      ----------
          Total costs and expenses            1,358,390       1,065,126       2,578,011       2,010,067
                                             ----------      ----------      ----------      ----------
Operating income                                116,959          65,552         170,777          81,092

Interest income (expense), net                    3,076             848           5,768           1,438
                                             ----------      ----------      ----------      ----------
Income before income taxes                      120,035          66,400         176,545          82,530

Provision for income taxes                       38,411          22,576          56,494          22,100
                                             ----------      ----------      ----------      ----------
Net income                                   $   81,624      $   43,824      $  120,051      $   60,430
                                             ==========      ==========      ==========      ==========
Net income per common
     and common-equivalent
     share                                   $     0.83      $     0.46      $     1.23      $     0.62
                                             ==========      ==========      ==========      ==========
Common and common-equivalent
     shares used in the calculation
     of net income per share                     97,759          95,450          96,977          98,213
                                                 ======          ======          ======          ======

                            See accompanying notes.

                             SUN MICROSYSTEMS, INC.

                CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                          Six Months Ended
                                                               ---------------------------------------
                                                                January 1,                December 26,
                                                                   1995                       1993
                                                               -----------                ------------
Cash flow from operating activities:

     Net income                                                $   120,051                $    60,430

     Adjustments to reconcile net income
         to operating cash flows:

         Depreciation, amortization
              and other non-cash items                             133,581                    118,081

         (Increase) decrease in accounts receivable                  8,201                   (115,052)

         (Increase) decrease in inventories                        (20,236)                    24,893

         Increase (decrease) in accounts payable                   (94,243)                    42,858

         Net (increase) decrease in other current and
              non-current assets                                   (41,109)                     9,549

         Net increase in other current
              and non-current liabilities                          117,814                     10,691
                                                               -----------                -----------
Net cash provided from operating activities                        224,059                    151,450
                                                               -----------                -----------
Cash flow from investing activities:

     Acquisition of property, plant and equipment                 (137,174)                   (94,085)

     Acquisition of other assets                                   (22,164)                   (49,946)

     Acquisition of short-term investments                      (1,376,229)                (1,116,198)

     Maturities of short-term investments                        1,418,071                  1,000,026
                                                               -----------                -----------
Net cash used by investing activities                             (117,496)                  (260,203)
                                                               -----------                -----------
Cash flow from financing activities:

     Issuance of common stock                                       20,279                      7,289

     Acquisition of treasury stock                                 (18,979)                  (266,419)

     Proceeds from employee stock purchase plans                    21,034                     21,630

     Reduction of short-term borrowings, net                       (46,181)                    (1,484)

     Reduction of long-term borrowings and other                   (42,312)                   (37,521)
                                                               -----------                -----------
Net cash used by financing activities                              (66,159)                  (276,505)
                                                               -----------                -----------
Net increase (decrease) in cash and cash equivalents           $    40,404                $  (385,258)
                                                               ===========                ===========
Supplemental disclosures of cash flow information:

     Cash paid during the period for:

     Interest                                                  $     9,057                $    11,441
                                                               ===========                ===========
     Income taxes                                              $    32,978                $    40,290
                                                               ===========                ===========

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


INVENTORIES (in thousands)

                             January 1, 1995          June 30, 1994
                             ---------------          -------------
   Raw materials                 $142,343                $129,784

   Work in process                 41,634                  35,798

   Finished goods                 131,207                 129,366
                                 --------                --------
                                 $315,184                $294,948
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


CONTINGENCY

   In March, 1990, Sun received a letter from Texas Instruments Incorporated ("TI") alleging that a substantial number of Sun's products infringe certain of TI's patents. Based on initial discussions with TI, Sun believes that it will be able to negotiate a license agreement with TI and that the outcome of this matter will not have a material adverse impact on Sun's financial position or its results of operations or cash flows in any given fiscal year.

   Such a negotiated license may or may not have a material adverse impact on Sun's results of operations or cash flows in a given fiscal quarter depending upon various factors including but not limited to the structure and amount of royalty payments, offsetting consideration from TI, if any, and the allocation of royalties between past and future product shipments, none of which can be forecast with reasonable certainty at this time.

ACCOUNTING CHANGE

   In fiscal 1995, the Company adopted Financial Accounting Standards Board Statement No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities." Under FAS 115, debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as either available-for-sale or trading and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of stockholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings.

   Cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and original maturities of three months or
   less at date of acquisition.   Short-term investments consist primarily of
   auction market preferred stock, commercial paper and tax-exempt securities with original maturities beyond three months and less than twelve months. Auction market preferred stock is traded at par and carries a floating rate dividend that is paid and reset, at intervals of 49 days or less, through a bidding process that determines the yield. All of the Company's short-term investments and cash equivalents are classified as available-for-sale at January 1, 1995. The adoption of FAS 115 resulted in an impact to stockholders' equity that was not material as of the date of adoption, July 1, 1994, or as of the fiscal quarter ended January 1, 1995. Gross realized gains and gross realized losses on sales of available-for-sale securities for the quarter and six months ended January 1, 1995 were immaterial.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
           FINANCIAL CONDITION

   The following table sets forth items from the Condensed Consolidated Statements of Income as percentages of net revenues:

                                                         Three Months Ended                    Six  Months Ended
                                                     ----------------------------         ---------------------------
                                                     January 1,      December 26,         January 1,     December 26,
                                                        1995             1993                1995            1993
                                                     ----------      ------------         ----------     ------------
   Net revenues                                        100.0%           100.0%              100.0%          100.0%

   Cost of sales                                        58.4             58.3                59.1            58.7
                                                       -----            -----               -----           -----
        Gross margin                                    41.6             41.7                40.9            41.3

   Research and development                              8.9              9.8                 9.1            10.5

   Selling, general and administrative                  24.7             26.1                25.6            27.0
                                                       -----            -----               -----           -----
   Operating income                                      7.9              5.8                 6.2             3.8

   Interest income, net                                  0.2              0.1                 0.2             0.1
                                                       -----            -----               -----           -----
   Income before income taxes                            8.1              5.9                 6.4             3.9

   Provision for income taxes                            2.6              2.0                 2.0             1.0
                                                       -----            -----               -----           -----
        Net income                                       5.5%             3.9%                4.4%            2.9%
                                                       =====            =====               =====           =====


RESULTS OF OPERATIONS

   Operating results in the first half of fiscal 1995 improved over the comparable period of fiscal 1994 due primarily to increased demand for more richly configured desktop and server products. Strong demand for the SPARCstation 5, SPARCserver 1000 and SPARCstation 20 products, high growth in revenues from add-on memory, storage options and accessories, and increased availability of memory component supplies in the second quarter have produced very favorable operating results for Sun thus far in fiscal 1995. Operating results in the second half of this fiscal year will depend in part on the Company's ability to manage planned product enhancements in order to minimize disruptions in customer ordering patterns, reduce levels of older inventory and ensure that adequate supplies of new products can be delivered to meet customer demand.

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

NET REVENUES

   Net revenues were $1.48 billion for the second quarter and $2.75 billion for the first six months of fiscal 1995, representing increases of 30.5 percent and 31.4 percent, respectively, over the comparable periods of fiscal 1994. System unit shipments grew by 34 percent and 41 percent for the second quarter and for the first six months of this fiscal year, respectively as compared to the same periods of fiscal 1994. This growth is attributable in part to the strong demand experienced in the second quarter for the SPARCstation 5, SPARCserver 1000 and SPARCstation 20. Slightly less than half of the growth in net revenues for both periods resulted from increased revenues from memory, storage options and accessories shipped both to new customers purchasing more richly configured systems and to installed base
   customers.   When compared with the respective periods of fiscal 1994,
   aftermarket revenues from services, software and other businesses increased in absolute dollars for the second quarter and first six months of fiscal 1995 but declined as a percent of net revenues primarily due to the increases in system unit shipments.

   Domestic net revenues increased by 38 percent and 33 percent while international net revenues (including United States exports) grew 24 percent and 30 percent in the second quarter and first six months of fiscal 1995, respectively, compared with the corresponding periods of fiscal 1994. Europe net revenues increased 26 percent and 35 percent while net revenues in the Rest of World increased 21 percent and 25 percent in the second quarter and first six months of fiscal 1995, respectively, when compared with the same periods of fiscal 1994 due primarily to the continued strengthening of international markets, principally central and northern Europe, and Asia. International net revenues represented 49 percent of total net revenues in the second quarter and first six months of fiscal 1995, compared with 52 percent and 50 percent for each of the comparable periods of fiscal 1994.

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

   Compared with the second quarter and first six months of the prior fiscal year, the dollar has weakened against most major European currencies as well as against the Japanese yen. Management has estimated that the net impact of currency fluctuations on operating results, while slightly favorable, was not significant in the second quarter or first six months of fiscal 1995.


GROSS MARGIN

   Gross margin was 41.6 percent for the second quarter and 40.9 percent for the first six months of fiscal 1995, compared with 41.7 percent and 41.3 percent, respectively for the corresponding periods of fiscal 1994. The slight decrease in gross margin for the periods compared reflects the effects of increased shipments of lower price-point desktop systems partially offset by a richer mix of revenues from more richly configured desktop systems and higher margin servers, as well as favorable manufacturing variances resulting from higher volumes.

   Systems repricing actions may be initiated in the future, which could result in downward pressure on gross margin. This margin pressure could be mitigated by increased software licensing, a change in the systems mix to higher margin products such as servers, or by other favorable product or geographical mix shifts. In addition, the pressure could be mitigated by component cost reductions and operating efficiencies generated by higher unit volumes.

RESEARCH AND DEVELOPMENT

   Research and development (R&D) expenses were $131.9 million in the second quarter and $251.3 million for the first six months of fiscal 1995, compared with $111.4 and $219.3 million for the same periods of fiscal 1994. As a percentage of net revenues, R&D expenses decreased to 8.9 percent and 9.1 percent for the second quarter and first six months of fiscal 1995, respectively, from 9.8 percent and 10.5 percent in the comparable periods of
   the prior year.   The decrease as a percent of net revenues is primarily due to the increase in revenues in both the second quarter and first six months of fiscal 1995 over the comparable periods of fiscal 1994. Slightly less than half of the dollar increases reflect increases in compensation based principally on the achievement of specified performance goals. The increases also result from the Company's continuing emphasis on technological advancement for both hardware and software products, as well as microprocessor technologies. To maintain its competitive position in the industry, the Company expects to continue to invest significant resources in new hardware, software and microprocessor product development, as well as in enhancements to existing products.

SELLING, GENERAL AND ADMINISTRATIVE

   Selling, general and administrative (SG&A) expenses were $364.3 million in the second quarter and $ 703.2 million in the first six months of fiscal 1995, representing increases of $69.4 million (23.6 percent) and $139.3 million (24.7 percent), respectively, from the corresponding periods of fiscal 1994. As a percentage of net revenues, SG&A expenses were 24.7 percent and 25.6 percent in the second quarter and first six months of fiscal 1995, respectively, and 26.1 and 27.0 percent, respectively, in the comparable periods of fiscal 1994. Approximately half of the dollar increases are attributable to increases in compensation based principally on the achievement of specified performance goals. The dollar increases also reflect investments in demand creation programs, including various marketing and promotional activities for new software products. The decrease as a percent of net revenues in the second quarter and first six months of fiscal 1995 reflects, in part, the increase in revenues in both the second quarter and first six months of fiscal 1995 as well as the Company's ongoing efforts to reduce the level of SG&A expenses over time through improvements in business processes and cycle times.

INTEREST INCOME, NET

   Net interest income was $3.1 million for the second quarter and $5.8 million for the first six months of fiscal 1995, compared with $.8 million and $1.4 million, respectively, in net interest income for the corresponding periods in fiscal 1994. The increase is primarily the result of higher interest earned on investments as well as interest savings from scheduled debt repayments.

INCOME TAXES

   The Company's effective income tax rate for the second quarter and first six months of fiscal 1995, was 32 percent compared with 34 percent for the corresponding periods of fiscal 1994, prior to the one-time credit of $5.9 million resulting from the Omnibus Budget Reconciliation Act of 1993. The decrease in the fiscal 1995 rates compared with the 34 percent for the corresponding periods of fiscal 1994 is primarily due to increased earnings of foreign subsidiaries permanently invested in foreign operations.

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

   The production and introduction of new or enhanced products also requires the Company to make advanced payments, if necessary, under contracts with certain suppliers. In addition, in order to secure components for development of new products, the Company frequently enters into non-cancelable purchase commitments with vendors early in the design process. Due to the variability of material requirement specifications during the design process, the Company must closely manage material purchase commitments and their respective delivery schedules. Once a hardware product is developed, the Company must rapidly bring it into volume manufacturing, a process that requires accurate forecasting of both volumes and configurations, among other things, in order to achieve acceptable yields and costs. The Company must also manage the transition from older, displaced products in order to minimize disruptions in customer ordering patterns, reduce levels of older product inventory and ensure that adequate supplies of new products can be delivered to meet customer demand. The ability of the Company to match supply and demand is further complicated by the need to take pricing actions, which may result in the Company not being able to correctly anticipate the demand for the mix of products following those pricing actions. Because the Company is continuously engaged in this product development, introduction and transition process, its operating results may be subject to considerable fluctuation, particularly when measured on a quarterly basis.

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

   The Company's operating results will also be affected by the volume, mix and timing of orders received during a period and by conditions both in the computer industry and in the general economy, such as recessionary periods, political instability, changes in trade policies and fluctuations in interest or currency exchange rates. The Company's customer order backlog at January 1, 1995 was approximately $281 million, approximately $57 million lower than the backlog level of $338 million at June 30, 1994. The reduction in the backlog level is primarily due to reduced customer lead times resulting from increased availability of memory component supplies in the second quarter. Backlog only includes orders for which a delivery schedule within six months has been specified by the customer. Backlog levels vary with demand, product availability and the Company's delivery lead times and are subject to decreases as a result of customer order delays, changes or cancellations. As such, backlog levels may not be a reliable indicator of future operating results. As delivery lead times continue to decrease, the Company must generate a higher percentage of revenue from new order bookings in the same fiscal period.

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

LIQUIDITY AND CAPITAL RESOURCES

   Total assets at January 1, 1995 increased by approximately $82.6 million from June 30, 1994, due principally to increases in net property, plant and equipment ($39.4 million) and other current assets ($34.4 million). Net property, plant and equipment increased primarily due to the purchase of
   operating facilities in the second quarter of fiscal 1995.   Other current
   assets increased partly as the result of increases in the Company's deferred tax assets.

   Total liabilities decreased approximately $64.6 million from June 30, 1994, due principally to decreases in accounts payable ($94.2 million) and long-term debt and other obligations ($40.4 million) offset by increases in accrued liabilities ($72.9 million). Accounts payable decreased due to increased linearity of inventory receipts in the second quarter of fiscal 1995, compared with the fourth quarter of fiscal 1994. Approximately 80% less inventory was received in the last few weeks of the second quarter than was received in the comparable period of the fourth quarter of the prior year. Long-term debt and other obligations decreased as a result of scheduled debt repayments. Accrued liabilities increased partly due to increases in accrued compensation costs.

   At January 1, 1995, the Company's primary sources of liquidity consisted of cash, cash equivalents and short-term investments of $879 million; uncommitted lines of credit available to the Company's international subsidiaries totalling approximately $478 million, of which approximately $445 million was available; and a revolving credit facility with banks aggregating $150 million, all of which was available subject to compliance with certain covenants. The Company believes that the liquidity provided by existing cash and short-term investment balances and the borrowing arrangements described above will be sufficient to meet the Company's capital requirements through fiscal 1995. However, the Company believes the level of financial resources is a significant competitive factor in its industry and may choose at any time to raise additional capital through debt or equity financings to strengthen its financial position, facilitate growth and provide the Company with additional flexibility to take advantage of business opportunities that may arise.

                          PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On November 2, 1994, the Annual Meeting of Stockholders of the Company was held in Mountain View, California. An election of directors was held with the following individuals being elected to the Board of Directors of the
   Company:

                                                               Votes
                                                ----------------------------------
                                                   For                    Withheld
                                                ----------                --------
   Scott G. McNealy                             80,331,306                 351,230
   L. John Doerr                                80,345,579                 336,957
   William R. Hearst III                        79,701,041                 981,495
   Robert L. Long                               80,316,600                 365,936
   M. Kenneth Oshman                            80,345,314                 337,222
   A. Michael Spence                            80,343,418                 339,118

   The six nominees who received the highest number of votes were elected to the Board of Directors. Votes withheld from any nominee were counted for purposes of determining the presence or absence of a quorum.

   The stockholders also approved an amendment to the Company's 1990 Employee Stock Purchase Plan which increased the number of shares of Common Stock reserved for issuance thereunder by 1,250,000 shares to an aggregate of 7,550,000 shares. There were 76,678,106 votes cast for the amendment, 3,198,517 votes against the amendment and 764,667 abstentions. Additionally, the stockholders approved an amendment to the Company's 1990 Long-Term Equity Incentive Plan which (i) increased the number of shares of Common Stock reserved for issuance thereunder by 3,350,000 shares to an aggregate of 13,250,000 shares of Common Stock and (ii) provided for certain specific limitations on the grant of stock options to employees, including executive officers, of the Company. There were 53,862,349 votes cast for the amendments, 25,976,532 votes cast against the amendments and 802,409 abstentions. The affirmative votes of the stockholders of a majority of the shares of the Company's Common Stock present or represented and "entitled to vote" at the Annual Meeting on the amendments to the 1990 Employee Stock Purchase Plan and 1990 Long-Term Equity Incentive Plan were required to approve these amendments. Votes cast against the proposal were counted for the purposes of determining the presence or absence of a quorum for the transaction of business and the total number of shares present or represented and entitled to vote on the proposal. Votes cast against were also counted for purposes of determining whether the affirmative vote of a majority of the shares present or represented and entitled to vote on the proposal had been obtained and were treated as votes against the proposal. While there is no definitive statutory or case law authority in Delaware as to proper treatment of abstentions in the counting of votes with respect to proposals such as the above-described plan amendments, the Company believes that abstentions should be counted for purposes of determining both the presence or absence of a quorum for the transaction of business and the total number of shares present or represented and entitled to vote on the proposal. The Company treated abstentions on this proposal in this manner. In a 1988 Delaware case, Berlin
   v. Emerald Partners, the Delaware Supreme Court held that broker non-votes may be counted for purposes of determining the presence or absence of a quorum for the transaction of business. There were no broker non-votes with respect to these proposals.

ITEM 5 - OTHER INFORMATION

   SCHEDULE OF SALES BY EXECUTIVE OFFICERS DURING THE QUARTER

   The following is a summary of all sales of the Company's Common Stock by the Company's directors and executive officers who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, during the fiscal quarter ended January 1, 1995:

   OFFICER                    DATE             PRICE            NUMBER OF
                                                                SHARES SOLD
   ========================================================================
   Kenneth Alvares          11/21/94          $33.8125           7,500

   Patrick Deagman          11/4/94           $33.00               435

   Larry Hambly             11/29/94          $31.0625           2,500

   William Joy              10/25/94          $30.875           12,000
                            10/25/94          $31.125           18,000
                            10/25/94          $31.125            2,000

   Michael Lehman           11/15/94          $33.8125           1,656

   Eric Schmidt             10/25/94          $30.75             5,000
                            11/29/94          $33.00             5,139

   A. Michael Spence        10/24/94          $31.4688          20,000

   Dorothy Terrell          11/21/94          $33.8125           2,000

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   a)  EXHIBITS

          11.0    Statement re: Computation of Earnings Per Share


          27.0    Financial data schedule for the period ended January 1, 1995


   b)  REPORTS ON FORM 8-K

          A report on Form 8-K was filed on January 9, 1995 reporting that J. Phillip Samper, President of Sun Microsystems Computer Company, a division of the Company, had elected to step down from his current position at the end of February 1995 and, further, that he would assume a consulting and advisory role for the Company following such time.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SUN MICROSYSTEMS, INC.

                                 BY
                                    /s/       Michael E. Lehman
                                    ------------------------------------------
                                    Michael E. Lehman
                                    Vice President and Chief Financial Officer






                                    /s/        George Reyes
                                    ------------------------------------------
                                    George Reyes
                                    Vice President and Corporate Controller,
                                    Chief Accounting Officer



Dated:   February 15, 1995

                               EXHIBITS TO REPORT
                                  ON FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED JANUARY 1, 1995