Form 10-Q
period 1995-04-02
SUN MICROSYSTEMS INC
filed 1995-05-09
CIK 709519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
- -----   Exchange Act of 1934 for the quarterly period ended April 2, 1995 or

- -----   Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from ____________ to
        ____________

                        Commission file number: 0-15086

                             SUN MICROSYSTEMS, INC.
- --------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

        DELAWARE                                                 94-2805249
 ------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                2550 GARCIA AVENUE, MOUNTAIN VIEW, CA 94043-1100
- --------------------------------------------------------------------------------
         (Address of principal executive offices with zip code)

Registrant's telephone number, including area code:            (415) 960-1300


                                      N/A
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                            YES         NO
                                ------     ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                    OUTSTANDING AT APRIL 2, 1995
- ---------------------------------                 ----------------------------
Common stock - $0.00067 par value                         95,584,872

                                     INDEX

                                                                       PAGE
                                                                       ----

COVER PAGE                                                               1

INDEX                                                                    2

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

    Condensed Consolidated Balance Sheets                                3

    Condensed Consolidated Statements of Income                          4

    Condensed Consolidated Statements of Cash Flows                      5

    Notes to Condensed Consolidated Financial Statements                 6

  Item 2 - Management's Discussion and Analysis of
           Results of Operations and Financial Condition                 8

PART II - OTHER INFORMATION

  Item 5 - Other Information                                            13

  Item 6 - Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                              15

                        PART 1 -  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             SUN MICROSYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                    APRIL 2,               JUNE 30,
                                                      1995                   1994
                                                   ------------            ---------
                                                   (unaudited)

ASSETS

Current assets:

   Cash and cash equivalents                        $   451,776          $   433,937

   Short-term investments                               619,359              448,879

   Accounts receivable, net                             886,808              853,031

   Inventories                                          326,734              294,948

   Other current assets                                 338,464              274,298
                                                     ----------          -----------

        Total current assets                          2,623,141            2,305,093

Property, plant and equipment, at cost                1,012,257              877,268

   Accumulated depreciation and amortization           (586,981)            (517,020)
                                                     ----------          -----------

                                                        425,276              360,248

Other assets, net                                       227,612              232,651
                                                     ----------          -----------

                                                    $ 3,276,029          $ 2,897,992
                                                    ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Short-term borrowing                             $    21,989          $    78,687

   Accounts payable                                     291,631              363,828

   Accrued liabilities                                  681,337              500,908

   Other current liabilities                            288,136              204,415
                                                     ----------          -----------

        Total current liabilities                     1,283,093            1,147,838

Long-term debt and other obligations                     82,009              121,831

Stockholders' equity                                  1,910,927            1,628,323
                                                     ----------          -----------

                                                    $ 3,276,029          $ 2,897,992
                                                    ===========          ===========



                            See accompanying notes.

                             SUN MICROSYSTEMS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (unaudited)

                    (in thousands, except per share amounts)

                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                           --------------------------      --------------------------
                                            APRIL 2,       MARCH 27,        APRIL 2,        MARCH 27,
                                              1995           1994             1995            1994
                                           ----------      ----------      ----------      ----------
Net revenues                               $1,505,030      $1,195,997      $4,253,818      $3,287,155

Cost and expenses:

   Cost of sales                              855,136         684,297       2,478,627       1,911,074


   Research and development                   131,279         124,137         382,580         343,465


   Selling, general and administrative        368,087         302,806       1,071,306         866,768
                                           ----------      ----------      ----------      ----------

      Total costs and expenses              1,354,502       1,111,240       3,932,513       3,121,307
                                           ----------      ----------      ----------      ----------

Operating income                              150,528          84,757         321,305         165,848


Interest income (expense), net                  7,630           2,336          13,398           3,775
                                           ----------      ----------      ----------      ----------

Income before income taxes                    158,158          87,093         334,703         169,623


Provision for income taxes                     50,611          29,612         107,105          51,712
                                           ----------      ----------      ----------      ----------

Net income                                 $  107,547      $   57,481      $  227,598      $  117,911
                                           ==========      ==========      ==========      ==========

Net income per common
   and common-equivalent
   share                                    $    1.09       $    0.60       $    2.32        $   1.21
                                            =========       =========       =========        ========
Common and common-equivalent
   shares used in the calculation
   of net income per share                     98,697          95,520          97,850          97,315
                                               ======          ======          ======          ======



                            See accompanying notes.

                             SUN MICROSYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                 (in thousands)

                                                                NINE MONTHS ENDED
                                                         ------------------------------
                                                           APRIL 2,           MARCH 27,
                                                             1995               1994
                                                         -----------        -----------
Cash flow from operating activities:

        Net income                                       $   227,598        $   117,911

        Adjustments to reconcile net income
               to operating cash flows:

               Depreciation, amortization
                  and other non-cash items                   201,488            183,907

               Increase in accounts receivable               (33,778)          (175,555)

               (Increase) decrease in inventories            (31,786)            13,132

               Increase (decrease) in accounts payable       (72,197)            87,087

               Net increase in other current and
                  non-current assets                         (63,431)           (38,992)

               Net increase in other current
                  and non-current liabilities                260,022            184,197
                                                         -----------        -----------

Net cash provided from operating activities                  487,916            371,687
                                                         -----------        -----------

Cash flow from investing activities:

        Acquisition of property, plant and equipment        (203,738)          (146,944)

        Acquisition of other assets                          (35,216)          (135,787)

        Acquisition of short-term investments             (2,315,526)        (2,070,926)

        Maturities and sales of short-term investments     2,142,584          1,952,046
                                                         -----------        -----------

Net cash used by investing activities:                      (411,896)          (401,611)
                                                         -----------        -----------

Cash flow from financing activities:

        Issuance of common stock                              35,431             17,708

        Acquisition of treasury stock                        (25,039)          (281,566)

        Proceeds from employee stock purchase plans           29,907             31,924

        Reduction of short-term borrowings, net              (56,698)           (44,038)

        Reduction of long-term borrowings and other          (41,782)           (40,856)
                                                         -----------        -----------

Net cash used by financing activities                        (58,181)          (316,828)
                                                         -----------        -----------

Net increase (decrease) in cash and cash equivalents     $    17,839        $  (346,752)
                                                         ===========        ===========

Supplemental disclosures of cash flow information:

        Cash paid during the period for:

        Interest                                         $    13,520        $    11,926
                                                         ===========        ===========

        Income taxes                                     $    79,983        $    54,510
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


INVENTORIES (in thousands)

                                     APRIL 2, 1995        JUNE 30, 1994
                                     -------------        -------------
   Raw materials                        $147,845            $ 129,784

   Work in process                        34,705               35,798

   Finished goods                        144,184              129,366
                                        --------             --------
                                        $326,734             $294,948
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


CONTINGENCY

   In March 1990, Sun received a letter from Texas Instruments Incorporated ("TI") alleging that a substantial number of Sun's products infringe certain of TI's patents. Based on discussions with TI, Sun believes that it will be able to negotiate a license agreement with TI and that the outcome of this matter will not have a material adverse impact on Sun's financial position or its results of operations or cash flows in any given fiscal year.

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

   Cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at date of acquisition. Short-term investments consist primarily of auction market preferred stock, time deposits, commercial paper and tax-exempt securities with original maturities beyond three months and less than twelve months. Auction market preferred stock is traded at par and carries a floating rate dividend that is paid and reset, at intervals of 49 days or less, through a bidding process that determines the yield. All of the Company's short-term investments and cash equivalents are classified as available-for-sale at April 2, 1995. The adoption of FAS 115 resulted in an impact to stockholders' equity that was not material as of the date of adoption, July 1, 1994, nor as of the fiscal quarter ended April 2, 1995. Gross realized gains and gross realized losses on sales of available-for-sale securities for the quarter and nine months ended April 2, 1995 were not material.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   The following table sets forth items from the Condensed Consolidated Statements of Income as percentages of net revenues:

                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                           ----------------------------        -----------------------
                                           APRIL 2,           MARCH 27,        APRIL 2,      MARCH 27,
                                             1995               1994             1995          1994
                                           --------           ---------        --------      ---------
   Net revenues                             100.0%             100.0%           100.0%        100.0%

   Cost of sales                             56.8               57.2             58.3          58.1
                                            =====              =====            =====         =====

      Gross margin                           43.2               42.8             41.7          41.9

   Research and development                   8.7               10.4              9.0          10.4

   Selling, general and administrative       24.5               25.3             25.2          26.4
                                            =====              =====            =====         =====

   Operating income                          10.0                7.1              7.6           5.1

   Interest income, net                       0.5                0.2              0.3           0.1

   Income before income taxes                10.5                7.3              7.9           5.2

   Provision for income taxes                 3.4                2.5              2.5           1.6

      Net income                              7.1%               4.8%             5.4%          3.6%
                                            =====              =====            =====         =====


RESULTS OF OPERATIONS

   Operating results to date in fiscal 1995 have improved over the comparable period of fiscal 1994 due primarily to increased demand for more richly configured desktop and server products. Strong demand for the SPARCserver 1000, SPARCstation 5, and SPARCstation 20 products and high growth in revenues from add-on memory, storage options and accessories have produced favorable operating results for Sun thus far in fiscal 1995. The growth in shipments of richly configured desktop systems and high performance servers in the third quarter resulted in a favorable impact on gross margin. Future operating results will depend in part on the Company's ability to maintain a favorable mix of system, software, service and other revenues, achieve component cost reductions and operating efficiencies, and control operating expense growth relative to growth in revenues. Future operating results will also depend to a considerable extent on the Company's ability to successfully integrate higher performance microprocessors in the upgrading of certain of its current product lines, and its ability to closely manage such planned product enhancements in order to minimize disruptions in customer ordering patterns, reduce levels of older inventory and ensure that adequate supplies of new products can be delivered to meet customer demand. In addition, the Company's future operating results will partly depend on the continued acceptance and migration of customers to the Solaris 2 software environment, as well as the efforts of independent software vendors to develop new, and port existing, application software.

Net revenues

   Net revenues were $1.51 billion for the third quarter and $4.25 billion for the first nine months of fiscal 1995, representing increases of 25.8 percent and 29.4 percent, respectively, over the comparable periods of fiscal 1994. System unit shipments grew by 16 percent and 31 percent for the third quarter and for the first nine months of this fiscal year, respectively, as compared with the same periods of fiscal 1994. The net revenue growth in both periods compared is attributable in part to the strong demand experienced for the SPARCserver 1000 and the SPARCstation 20. Strong demand for the SPARCstation 5 during the first nine months and the SPARCserver 2000 in the third quarter also accounted for part of the growth over the comparable periods of the prior year. Approximately one-third of the third quarter growth and approximately one-half of the growth for the first nine months of this fiscal year over the corresponding periods of fiscal 1994 resulted from increased revenues from memory, storage options and accessories shipped both to new customers purchasing more richly configured systems and to installed base customers. When compared with the respective periods of fiscal 1994, revenues from other businesses including services, direct marketing, microprocessors and software also increased for the third quarter and first nine months of fiscal 1995.

   Domestic net revenues increased by 26 percent and 31 percent while international net revenues (including United States exports) grew 25 percent and 28 percent in the third quarter and first nine months of fiscal 1995, respectively, compared with the corresponding periods of fiscal 1994. Europe net revenues increased 24 percent and 31 percent and net revenues in the Rest of World increased 27 percent and 25 percent in the third quarter and first nine months of fiscal 1995, respectively, when compared with the same periods of fiscal 1994. These increases are due primarily to the expanding client-server computer markets in Japan and Asia, as well as continued strengthening of the markets in central and northern Europe. International net revenues represented 54 percent and 51 percent of total net revenues in the third quarter and first nine months of fiscal 1995, relatively unchanged from the comparable periods of fiscal 1994.

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



Gross margin

   Gross margin was 43.2 percent for the third quarter and 41.7 percent for the first nine months of fiscal 1995, compared with 42.8 percent and 41.9 percent, respectively for the corresponding periods of fiscal 1994. The increase in gross margin for the third quarter reflects the effects of revenues generated from more richly configured desktop systems and higher margin servers partially offset by increases in shipments of lower price-point desktop systems. For the first nine months of fiscal 1995, gross margin remained relatively unchanged compared with the corresponding period of fiscal 1994, as the impact of higher shipments of lower price-point desktop systems to date in fiscal 1995 has offset the richer revenue mix described above and the effect of revenue increases in Sun's other businesses, including services, direct marketing, microprocessors and software.

   Systems repricing actions may be initiated in the future, which would result in downward pressure on gross margin. The Company's future operating results will depend in part on the Company's ability to mitigate this margin pressure by increased software licensing, a change in the systems mix to higher margin products such as servers, other favorable product or geographical mix shifts, as well as component cost reductions and operating efficiencies generated by higher unit volumes.

Research and development

   Research and development (R&D) expenses were $131.3 million in the third quarter and $382.6 million for the first nine months of fiscal 1995, compared with $124.1 and $343.5 million for the same periods of fiscal 1994. As a percentage of net revenues, R&D expenses decreased to 8.7 percent and 9.0 percent for the third quarter and first nine months of fiscal 1995, respectively, from 10.4 percent for both of the comparable periods of the
   prior year.   The decreases as a percent of net revenues are primarily due to the increase in revenues in both the third quarter and first nine months of fiscal 1995 over the comparable periods of fiscal 1994. Slightly more than half of the dollar increase for the first nine months of the fiscal year compared with the respective period of fiscal 1994 reflects increases in compensation based principally on the achievement of specified performance goals. The increases in both periods compared also result from the Company's continuing emphasis on technological advancement for both hardware and software products, as well as microprocessor technologies. To maintain its competitive position in the industry, the Company expects to continue to invest significant resources in new hardware, software and microprocessor product development, as well as in enhancements to existing products.

Selling, general and administrative

   Selling, general and administrative (SG&A) expenses were $368.1 million in the third quarter and $1,071.3 million in the first nine months of fiscal 1995, representing increases of $65.3 million (21.6 percent) and $204.5 million (23.6 percent), respectively, from the corresponding periods of
   fiscal 1994.   As a percentage of net revenues, SG&A expenses were 24.5
   percent and 25.2 percent in the third quarter and first nine months of fiscal 1995, respectively, and 25.3 and 26.4 percent, respectively, in the comparable periods of fiscal 1994. Approximately one-third of the dollar increases for the third quarter and approximately one-half of the dollar increases for the first nine months of fiscal 1995 over the comparable periods of fiscal 1994 are attributable to increases in sales and marketing staff as well as increases in compensation based principally on the achievement of specified performance goals. The dollar increases also reflect investments in demand creation programs, including various marketing and promotional activities for new software products. The decrease as a percent of net revenues in the third quarter and first nine months of fiscal 1995 reflects, in part, the increase in revenues in both the third quarter and first nine months of fiscal 1995 as well as the Company's ongoing efforts to reduce certain SG&A expenses over time through improvements in business processes and cycle times.

Interest income, net

   Net interest income was $7.6 million for the third quarter and $13.4 million for the first nine months of fiscal 1995, compared with $2.3 million and $3.8 million, respectively, in net interest income for the corresponding periods in fiscal 1994. The increase is primarily the result of higher interest earned on investments as well as interest savings from scheduled debt repayments.

Income taxes

   The Company's effective income tax rate for the third quarter and first nine months of fiscal 1995 was 32 percent, compared with 34 percent for the corresponding periods of fiscal 1994, prior to the one-time credit of $5.9 million resulting from the Omnibus Budget Reconciliation Act of 1993. The decrease in the fiscal 1995 rates compared with the 34 percent for the corresponding periods of fiscal 1994 is primarily due to increased earnings of foreign subsidiaries permanently invested in foreign operations.

Future operating results

   The Company operates in a highly competitive industry characterized by increasingly aggressive pricing, rapidly changing technology and increasing competition. The Company expects that the markets for its products and technology, as well as its competitors within such markets, will continue to change as the rightsizing trend shifts customer buying patterns to distributed systems employing solutions from multiple vendors. In addition, improvements in hardware and operating system software products introduced, or to be introduced, by competing companies are expected to improve the characteristics of certain networked personal computer solutions. These developments are expected to provide competitive pressure, particularly at the low end of the Company's product range, where customers are more price sensitive and the systems environment is less complex. Therefore, the Company's future operating results will depend to a considerable extent on its ability to rapidly and continuously develop, introduce and deliver in quantity competitive new hardware, software and service products, as well as new microprocessor technologies, that offer its customers enhanced performance at competitive prices.

   The development of new, high performance computer products, in particular the Company's current development of the next generation, UltraSPARC microprocessor based on a 64-bit architecture, is a complex and uncertain process requiring high levels of innovation from both the Company's designers and those of its suppliers, as well as accurate anticipation of customer requirements and technological trends. The Company is increasingly dependent on the ability of its suppliers to design, manufacture and deliver advanced components required for the timely introduction of new products. The failure of any of these suppliers to deliver components on time or in sufficient quantities could result in a significant adverse impact on the Company's operating results. The inability to secure enough components to build products, including new products, in the quantities and configurations required, or to produce, test and deliver sufficient products to meet demand in a timely manner, would adversely affect the Company's net revenues and operating results.

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

   Generally, the computer systems sold by Sun are the result of both hardware and software development, so that delays in software development can delay the ability of the Company to ship new hardware products. In addition, adoption of a new release of an operating system may require effort on the part of the customer as well as software porting by software vendors providing applications. As a result, the timing of conversion to a new release is inherently unpredictable. Moreover, delays in adoption of a new release of an operating system by customers can limit the acceptability of hardware products tied to that release. Such delays could adversely affect the future operating results of the Company.

   The Company's operating results will also be affected by the volume, mix and timing of orders received during a period and by conditions both in the computer industry and in the general economy, such as recessionary periods, political instability, changes in trade policies and fluctuations in interest or currency exchange rates. The Company's customer order backlog at April 2, 1995 was approximately $334 million, relatively unchanged from the backlog level of $338 million at June 30, 1994. Backlog fluctuated due to temporary component shortages during the first six months of fiscal 1995 and increased in the third quarter because the mix of orders received late in the quarter exceeded the available supply. Backlog only includes orders for which a delivery schedule within six months has been specified by the customer. Backlog levels vary with demand, product availability and the Company's delivery lead times and are subject to significant decreases as a result of customer order delays, changes or cancellations. As such, backlog levels are not necessarily a reliable indicator of future operating results. As delivery lead times continue to decrease, the Company must generate a higher percentage of revenue from new order bookings in the same fiscal period.

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

LIQUIDITY AND CAPITAL RESOURCES

   Total assets at April 2, 1995 increased by approximately $378.0 million from June 30, 1994, due principally to increases in short-term investments ($170.4 million), net property, plant and equipment ($65.0 million) and other current assets ($64.2 million). The increase in short-term investments results from increased generation of cash from operations thus far in fiscal 1995 combined with the Company's continuing emphasis on maximizing return on liquid assets. Net property, plant and equipment increased primarily due to the purchase and development of new operating facilities. Other current assets increased partly as the result of increases in the Company's deferred tax assets.

   Total liabilities increased approximately $95.4 million from June 30, 1994, due principally to increases in accrued liabilities ($180.4 million) and other current liabilities ($83.7 million) offset by decreases in accounts payable ($72.2 million), short-term borrowings ($56.7 million) and long-term debt and other obligations ($39.8 million). Accrued liabilities increased in part due to increases in unpaid compensation, sales and marketing costs. Other current liabilities increased primarily as a result of deferred revenues on service contract renewals as well as income taxes payable on fiscal 1995 earnings. Accounts payable decreased due to the receipt of less inventory in the last few weeks of the third quarter in the current fiscal year than received in the comparable period of the fourth quarter of fiscal 1994.

   At April 2, 1995, the Company's primary sources of liquidity consisted of cash, cash equivalents and short-term investments of $1,071 million; uncommitted lines of credit available to the Company's international subsidiaries totalling approximately $500 million, of which approximately $478 million was available; and a revolving credit facility with banks aggregating $150 million, all of which was available subject to compliance with certain covenants. The Company believes that the liquidity provided by existing cash and short-term investment balances and the borrowing arrangements described above will be sufficient to meet the Company's capital requirements through the remainder of calendar 1995. However, the Company believes the level of financial resources is a significant competitive factor in its industry and may choose at any time to raise additional capital through debt or equity financings to strengthen its financial position, facilitate growth and provide the Company with additional flexibility to take advantage of business opportunities that may arise.

ITEM 5 - OTHER INFORMATION


   SCHEDULE OF SALES BY EXECUTIVE OFFICERS DURING THE QUARTER

   The following is a summary of all sales of the Company's Common Stock by the Company's directors and executive officers who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, during the fiscal quarter ended April 2, 1995:


                                                           NUMBER OF
   OFFICER                  DATE            PRICE          SHARES SOLD
   -------------------------------------------------------------------
   Richard Barker*         2/27/95         $32.875           7,750

   William Joy             2/28/95         $31.875           5,000

   Michael Lehman          2/14/95         $33.25            3,647

   Michael Morris          2/17/95         $33.565          15,000

   William Raduchel        2/14/95         $33.125           5,000

   Joseph Roebuck          2/27/95         $32.6875         10,000

   Eric Schmidt            2/23/95         $32.875           5,000
                           2/28/95         $31.875           1,250


* As of April 11, 1995, Richard Barker was no longer subject to Section 16, as a result of his death.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   a)  EXHIBITS

         11.0    Statement re: Computation of Earnings Per Share

         27.0    Financial data schedule for the nine months ended April 2, 1995


   b)  REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter ended April 2, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SUN MICROSYSTEMS, INC.

                                  BY

                                      /s/       Michael E. Lehman
                                      ---------------------------
                                      Michael E. Lehman
                                      Vice President and Chief Financial Officer





                                      /s/        George Reyes
                                      -----------------------
                                      George Reyes
                                      Vice President and Corporate Controller,
                                      Chief Accounting Officer



Dated:   May 9, 1995

                               EXHIBITS TO REPORT
                                  ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED APRIL 2, 1995