Form 10-Q
period 1995-10-01
SUN MICROSYSTEMS INC
filed 1995-11-14
CIK 709519

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

__X___ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 1, 1995 or

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

                        Commission file number: 0-15086

                             SUN MICROSYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                  94-2805249
     ---------------------------------                 -------------------
        (State or other jurisdiction                     (I.R.S.Employer
     of incorporation or organization)                 Identification No.)

                2550 Garcia Avenue, Mountain View, CA 94043-1100
             ------------------------------------------------------
             (Address of principal executive offices with zip code)

Registrant's telephone number, including area code:          (415) 960-1300
                                                       -------------------------

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                                YES _____       NO _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                                 Outstanding at October 1, 1995
----------------------------------                ------------------------------
Common stock -- $0.00067 par value                         90,935,733

                                     INDEX

                                                                            PAGE

COVER PAGE ................................................................  1

INDEX .....................................................................  2

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

              Condensed Consolidated Balance Sheets .......................  3

              Condensed Consolidated Statements of Income .................  4

              Condensed Consolidated Statements of Cash Flows .............  5

     Notes to Condensed Consolidated Financial Statements .................  6

     Item 2 - Management's Discussion and Analysis of
              Results of Operations and Financial Condition ...............  7

PART II - OTHER INFORMATION

     Item 5 - Other Information ........................................... 11

     Item 6 - Exhibits and Reports on Form 8-K ............................ 14

SIGNATURES ................................................................ 15

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             SUN MICROSYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                    October 1,        June 30,
                                                      1995              1995
                                                  ------------     ------------
                                                   (unaudited)
ASSETS

Current assets:
        Cash and cash equivalents ............     $   385,615      $   413,869
        Short-term investments ...............         363,541          814,151
        Accounts receivable, net .............         927,586        1,041,804
        Inventories ..........................         352,703          319,672
        Other current assets .................         387,837          344,868
                                                   -----------      -----------
             Total current assets ............       2,417,282        2,934,364

Property, plant and equipment, at cost .......       1,087,024        1,045,876
Accumulated depreciation and amortization ....        (645,475)        (616,871)
                                                   -----------      -----------
                                                       441,549          429,005
Other assets, net ............................         186,616          181,184
                                                   -----------      -----------
                                                   $ 3,045,447      $ 3,544,553
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Short-term borrowings ................     $    28,077      $    50,786
        Accounts payable .....................         329,340          303,995
        Accrued liabilities ..................         607,195          688,325
        Other current liabilities ............         247,995          287,676
                                                   -----------      -----------
             Total current liabilities .......       1,212,607        1,330,782

Long-term debt and other obligations .........          50,386           91,176
Stockholders' equity .........................       1,782,454        2,122,595
                                                   -----------      -----------
                                                   $ 3,045,447      $ 3,544,553
                                                   ===========      ===========
                            See accompanying notes.

                             SUN MICROSYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                    (in thousands, except per share amounts)

                                                           Three Months Ended
                                                           ------------------
                                                       October 1,     October 2,
                                                          1995           1994
                                                       ----------     ----------

Net revenues .....................................     $1,485,278     $1,273,439

Cost and expenses:
        Cost of sales ............................        829,033        761,378
        Research and development .................        144,685        129,221
        Selling, general and administrative ......        398,616        329,022
                                                       ----------     ----------
             Total costs and expenses ............      1,372,334      1,219,621
                                                       ----------     ----------
Operating income .................................        112,944         53,818
Interest income, net .............................         11,609          2,692
                                                       ----------     ----------
Income before income taxes .......................        124,553         56,510
Provision for income taxes .......................         39,857         18,083
                                                       ----------     ----------
Net income .......................................     $   84,696     $   38,427
                                                       ==========     ==========
Net income per common
        and common-equivalent share ..............     $     0.85     $     0.40
                                                       ==========     ==========
Common and common-equivalent
        shares used in the calculation
        of net income per share ..................         99,662         95,667
                                                       ----------     ----------

                            See accompanying notes.

                             SUN MICROSYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)
                                                           Three Months Ended
                                                           ------------------
                                                       October 1,     October 2,
                                                          1995           1994
                                                       ----------     ----------
Cash flow from operating activities:
    Net income .....................................   $    84,696    $   38,427

    Adjustments to reconcile net income
       to operating cash flows:
            Depreciation, amortization
                    and other non-cash items .......       82,939        66,501
            Decrease in accounts receivable ........      114,218        13,627
            Increase in inventories ................      (33,031)      (44,518)
            Increase (decrease) in accounts payable        25,345       (92,908)
            Net  decrease in other current
                    and non-current assets .........      (39,544)       (5,766)
            Net increase (decrease) in other current
                    and non-current liabilities ....     (135,106)        3,387
                                                       ----------     ----------
Net cash (used by) provided from operating activities      99,517       (21,250)
                                                       ----------     ----------
Cash flow from investing activities:
    Acquisition of property, plant and equipment ...      (75,900)      (26,012)
    Acquisition of other assets ....................      (25,754)      (11,096)
    Acquisition of short-term investments ..........     (695,886)     (589,932)
    Maturities of short-term investments ...........    1,146,591       624,995
                                                       ----------     ----------
Net cash (used by) provided from investing activities     349,051        (2,045)
                                                       ----------     ----------
Cash flow from financing activities:
    Issuance of common stock .......................       25,982         9,344
    Acquisition of treasury stock ..................     (455,032)       (9,303)
    Proceeds from employee stock purchase plans ....       14,794        12,187
    Reduction of short-term borrowings, net ........      (22,709)      (10,627)
    Reduction of long-term
            borrowings and other ...................      (39,857)      (40,143)
                                                       ----------     ----------
Net cash used by financing activities ..............     (476,822)      (38,542)
                                                       ----------     ----------
Net decrease in cash and cash equivalents ..........   $  (28,254)   $  (61,837)
                                                       ==========    ==========
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
    Interest .......................................   $    5,388    $    6,670
    Income taxes ...................................   $   64,454    $   21,137


                            See accompanying notes.

                             SUN MICROSYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Sun Microsystems, Inc. ("Sun" or "the Company") and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. Certain amounts from prior years have been reclassified to conform to current year presentation.

     While the quarterly financial information furnished is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The information included in this report should be read in conjunction with the Company's 1995 Annual Report to Stockholders.

INVENTORIES (in thousands)

                                            October 1, 1995      June 30, 1995
                                            ---------------      -------------
     Raw materials ....................          $203,478          $170,337
     Work in process ..................            43,704            32,356
     Finished goods ...................           105,521           116,979
                                                 --------          --------
                                                 $352,703          $319,672
                                                 ========          ========

INCOME TAXES

     The Company accounts for income taxes under the liability method of Statement of Financial Accounting Standards No. 109. The provision for income taxes during the interim periods considers anticipated annual income before taxes, earnings of foreign subsidiaries permanently invested in foreign operations, and other differences.

STOCK DIVIDEND

     On November 2, 1995 the Company announced a two-for-one stock dividend. Stockholders of record as of the close of business on November 20, 1995 will be issued one additional share of common stock for each share of common stock held. The amounts presented for October 1, 1995, June 30, 1995 and October 2, 1994 do not reflect the stock dividend.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following table sets forth items from the Condensed Consolidated Statements of Income as percentages of net revenues:

                                                           Three Months Ended
                                                           ------------------
                                                        October 1,    October 2,
                                                           1995          1994
                                                        ----------    ----------

     Net revenues .................................        100.0%      100.0%

     Cost of sales ................................         55.8        59.8
                                                           ------      ------
             Gross margin .........................         44.2        40.2

     Research and development .....................          9.7        10.1

     Selling, general and administrative ..........         26.8        25.9
                                                           ------      ------
     Operating income .............................          7.6         4.2

     Interest income, net .........................          0.8         0.2
                                                           ------      ------
     Income before income taxes ...................          8.4         4.4

     Provision for income taxes ...................          2.7         1.4
                                                           ------      ------
             Net income ...........................          5.7%        3.0%
                                                           ======      ======

RESULTS OF OPERATIONS

Net revenues

     Net revenues were $1.49 billion for the first quarter of fiscal 1996, representing an increase of 16.6% over the comparable period of fiscal 1995. The growth in revenues resulted from strong demand for richly configured servers, including the SPARCserver 1000, and memory, storage options, and accessories shipped as part of system sales and separate orders. Server unit shipments increased over the comparable period in fiscal 1995, while desktop unit shipments remained relatively unchanged. Revenues from other Sun businesses, including service, aftermarketing, microprocessors, and software, in total increased significantly in absolute dollars as compared with the corresponding period of fiscal 1995.

     Domestic net revenues and international net revenues (including United States exports) increased by 16.6% and 16.7%, respectively, in the first quarter of fiscal 1996 compared with the corresponding period of fiscal 1995. Net revenues in Rest of World and Europe increased 19.5% and 14.1%, respectively, in the first quarter of fiscal 1996 over fiscal 1995's comparable period. These increases are due primarily to continued strengthening of the markets in central and northern Europe and the expanding client server markets in Asia. International net revenues represented 49.1% and 48.9% of total net revenues in the first quarter of fiscal 1996 and fiscal 1995, respectively.

     Compared with the first quarter of the prior fiscal year, the dollar has weakened against most major European currencies as well as against the Japanese yen. Management has estimated that the net impact of currency fluctuations on operating results, while slightly favorable, it was not significant in the first quarter of fiscal 1996.


Gross margin

     Gross margin was 44.2% for the first quarter of fiscal 1996, compared with 40.2% for the corresponding period of fiscal 1995. The increase in gross margin reflects the effects of increased revenue generated from richly configured, higher margin servers, memory storage options and accessories, and increased revenues from Sun's service and support operations.

     The factors described above resulted in a favorable impact on gross margin. As part of the planned introduction of the UltraSPARC family of next-generation processors based on a 64-bit architecture (referred to hereafter as UltraSPARC) in the second quarter of fiscal 1996, the Company plans to reduce prices on certain products in its current line. Such repricing actions will result in downward pressure on gross margin. Sun's future operating results will be adversely affected if the Company is unable to mitigate this margin pressure by maintaining a favorable mix of system, software, service, and other revenues and by achieving component cost reductions and operating efficiencies.

Research and development

     Research and development (R&D) expenses were $144.7 million in the first quarter of fiscal 1996, compared with $129.2 million for the same period of fiscal 1995. As a percentage of net revenues, R&D expenses decreased to 9.7 percent for the first quarter of fiscal 1996, from 10.1 percent for the corresponding period of fiscal 1995. The decrease as a percent of revenues is primarily due to the increase in revenues in the first quarter of fiscal 1996 over the comparable period of fiscal 1995. Slightly more than a third of the dollar increase for the first three months of fiscal 1996 over the comparable period of fiscal 1995 reflects increases in compensation as a result of increased staffing. The remaining increase in absolute dollars is due to Sun's development of UltraSPARC and the Company's continuing emphasis on technological advancement for both hardware and software products, as well as microprocessor technologies. To maintain its competitive position in the industry, the Company expects to continue to invest significant resources in new hardware, software and microprocessor product development, as well as in enhancements to existing products.

Selling, general and administrative

     Selling, general and administrative (SG&A) expenses were $398.6 million in the first quarter of fiscal 1996, an increase of $69.6 million, or 21.2%, from the corresponding period of fiscal 1995. As a percentage of net revenues, SG&A expenses increased to 26.8% for the first quarter of fiscal 1996 from 25.8% for the comparable period of fiscal 1995. Approximately one third of the dollar increase reflects increases in marketing costs related to new product introductions and other promotional programs. The remaining increase reflects continued growth in field sales, service and support organizations as well costs incurred in connection with the Company's ongoing efforts to improve business processes and cycle times. The Company expects to continue to invest in efforts to achieve additional operating efficiencies through continual review and improvement of business processes. In addition, the Company expects to continue to hire personnel to drive its demand creation programs and service and support operations.

Interest income, net

     Net interest income was $11.6 million for the first quarter of fiscal 1996, compared with $2.7 million for the first quarter of fiscal 1995. The increase is primarily the result of higher interest earned on increased average cash and investment balances as well as interest savings from scheduled debt repayments.

Income taxes

     The Company's effective income tax rate for the first quarter of both fiscal 1996 and 1995 was 32%.

FUTURE OPERATING RESULTS

     The future operating results discussed below represent specific risks which could impact the Company's financial condition and results over the next few quarters. This information below should be read in conjunction with the Company's 1995 Annual Report to Stockholders.

     The introductions of Sun's enhanced systems based on the UltraSPARC processors are planned to begin in the second quarter of this fiscal year. Future operating results will depend to a considerable extent on the Company's ability to closely manage this planned product introduction. These new UltraSPARC products include advanced components manufactured internally and by third party suppliers. The manufacture and timely delivery of the Company's UltraSPARC products depends on the ability of certain suppliers to manufacture and deliver advanced components in sufficient quantity and quality to build theses products. Furthermore, in order to secure components for production and introduction of these new products, the Company frequently makes advanced payments to certain suppliers and often enters into noncancelable purchase commitments with vendors with respect to the purchase of components. Due to the variability of material requirement specifications during development and production, the Company must closely manage material purchase commitments and respective delivery schedules. The inability of the Company to secure enough components to build the new products in the quantities and configurations required or to produce, test and deliver sufficient products to meet demand in a timely manner, and any delays in production or variability of customer demand in light of the Company's noncancelable purchase commitments would adversely affect the Company's net revenues and operating results.

     The introduction of the UltraSPARC products requires that the Company must rapidly bring such products to volume manufacturing, a process that requires accurate forecasting of volumes, mix of products and configurations, among other things in order to achieve acceptable yields and costs. The Company must manage the transition from older, displaced products to minimize disruptions in customer ordering patterns, reduce levels of older product inventory, and ensure that adequate volumes of the new products can be delivered to meet customer demand. The ability of the Company to match supply and demand is further complicated by the Company's pricing actions taken with respect to its older products. As a result, the Company's operating results could be adversely affected if the Company is not able to correctly anticipate the level of demand and the mix of products.

     Generally, the computer systems sold by Sun, such as the UltraSPARC products, are the result of both hardware and software development, such that delays in the software development can delay the ability of the
     Company to ship new hardware products. In addition, adoption of a new release of an operating system may require effort on the part of the customer and porting by software vendors providing applications. As a result, the timing of conversion to a new release is inherently unpredictable. Moreover, delays by customers in adoption of a new release of an operating system can limit the acceptability of hardware products tied to that release. Such delays could adversely affect the future operating results of the Company. Sun's systems based on UltraSPARC processors operate using the Company's recently released version of its operating system, Solaris 2.5. In attempts to minimize the aforementioned risks, the Company has expended significant effort toward making Solaris
     2.5 binary compatible with the applications currently running on Solaris 2.x, so customers should not need to port these applications to run on UltraSPARC-based systems. The Company's operating results would be adversely affected if Solaris 2.5 does not achieve market acceptance on a timely basis.

     The Company's customer order backlog at October 1, 1995 was approximately $287 million, a decrease of $36 million from the backlog level of approximately $323 million at June 30, 1995 due in part to customer anticipation of the introduction of UltraSPARC-based systems. Backlog includes only orders for which a delivery schedule within six months has been specified by the customer. Backlog levels vary with demand, product availability and the Company's delivery lead times and are subject to decreases as a result of customer order delays, changes or cancellations. As such, backlog levels are not necessarily a reliable indicator of future operating results.

LIQUIDITY AND CAPITAL RESOURCES

     Total assets at October 1, 1995 decreased by approximately $499 million from June 30, 1995, due principally to decreases in cash, cash equivalents and short-term investments ($479 million) and accounts receivable ($114 million) offset by increases in inventories ($33 million) and other current assets ($43 million). Cash and short-term investments decreased primarily due to the repurchase of 8.6 million shares of common stock for $455 million and due to scheduled debt repayments. The decrease in accounts receivable reflects the seasonal decrease in revenues. The increase in inventories reflects a build-up of supply to meet anticipated customer demand for new products to be introduced in the second fiscal quarter. Other current assets increased principally due to the timing of payments for income and other taxes.

     Total liabilities decreased approximately $159 million from June 30, 1995, due principally to decreases in accrued liabilities ($81 million), and long-term debt and other obligations ($41 million). Accrued liabilities decreased due to payments of performance based compensation, commissions, and income taxes. Long-term debt and other obligations decreased as a result of scheduled debt repayments.

     At October 1, 1995, the Company's primary sources of liquidity consisted of cash, cash equivalents and short-term investments of $749 million and a revolving credit facility with banks aggregating $150 million, which was available subject to compliance with certain covenants. The Company believes that the liquidity provided by existing cash and short-term investment balances and the borrowing arrangements described above will be sufficient to meet the Company's capital requirements through fiscal 1996. However, the Company believes the level of financial resources is a significant competitive factor in its industry and may choose at any time to raise additional capital through debt or equity financings to strengthen its financial position, facilitate growth and provide the Company with additional flexibility to take advantage of business opportunities that may arise.

                          PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

     SCHEDULE OF SALES BY EXECUTIVE OFFICERS DURING THE QUARTER

     The following is a summary of all sales of the Company's Common Stock by the Company's executive officers and directors who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, during the fiscal quarter ended October 1, 1995:


     OFFICER             DATE            PRICE           NUMBER OF
                                                         SHARES SOLD
     =================================================================
     Kenneth Alvares     8/14/95         $50.4375        1,000
                         8/15/95         $52.625         1,000
                         8/16/95         $55.50          1,000
                         8/16/95         $57.00          1,000
                         8/22/95         $56.4375        1,000
                         8/22/95         $54.8125        2,000
                         8/23/95         $60.1875        1,750

     Patrick Deagman     8/14/95         $50.74          2,000
                         8/14/95         $50.74            900
                         8/14/95         $50.74          6,000
                         8/14/95         $50.74            800
                         8/14/95         $50.74          3,000

     Larry Hambly        8/14/95         $50.00          5,000
                         8/14/95         $51.00          4,000
                         8/15/95         $53.00          8,000
                         8/16/95         $54.25          4,000
                         8/16/95         $57.0625        2,500
                         8/18/95         $56.375         5,000
                         8/18/95         $56.625         5,000
                         8/23/95         $60.625        12,000
                         8/31/95         $57.00         12,000

     *William Hearst     8/16/95         $56.00          1,250
                         8/16/95         $56.00          2,500
                         8/16/95         $56.00          3,750
                         8/16/95         $56.00          5,000

     OFFICER             DATE            PRICE           NUMBER OF
                                                         SHARES SOLD
     =================================================================
     Masood Jabbar       8/15/95         $52.88          5,000

     *Jon Kannegaard     8/14/95         $51.25          1,500
                         8/14/95         $51.25          1,600
                         8/14/95         $51.25          1,600

     Michael Lehman      8/11/95         $48.00          4,000
                         8/17/95         $56.75          2,000
                         8/17/95         $56.75          1,500

     *William Marr       8/8/95          $45.4375          363
                         8/8/95          $45.4375        3,000
                         8/8/95          $45.4375        2,400
                         8/14/95         $50.00          8,871
                         8/14/95         $48.50         10,000
                         8/14/95         $49.00         10,000
                         8/14/95         $49.88         10,000

     Michael Morris      8/17/95         $56.815         3,200
                         8/17/95         $56.815         6,000

     Frank Pinto         8/14/95         $50.19          1,500
                         8/23/95         $59.94          2,000

     George Reyes        8/10/95         $48.00          2,000

     Janpieter Scheerder 8/17/95         $56.565         1,000
                         8/17/95         $56.565         3,600

     Eric Schmidt        8/14/95         $50.125         5,000
                         8/17/95         $56.50          7,500
                         8/18/95         $56.75          5,000
                         8/23/95         $60.75          7,500
                         8/25/95         $58.125         5,000
                         8/30/95         $55.125         5,000

     John Shoemaker      8/21/95         $56.875         3,200
                         8/21/95         $56.875           363

     OFFICER             DATE            PRICE           NUMBER OF
                                                         SHARES SOLD
     =================================================================
     Dorothy Terrell     8/10/95         $49.9375        1,000
                         8/11/95         $48.00          1,000
                         8/14/95         $50.4375        2,000
                         8/15/95         $52.3125        1,000
                         8/16/95         $55.50          1,000
                         8/16/95         $57.00          1,000
                         8/22/95         $54.8125        1,750
                         8/22/95         $56.4375        2,000
                         8/23/95         $60.625         1,400
                         8/23/95         $58.9375        1,000
                         8/31/95         $57.9375        3,000

     Kevin Walsh         8/31/95         $57.625         2,400
                         8/31/95         $57.625         1,600

     Edward Zander       8/16/95         $56.0625        6,478
                         8/23/95         $60.75         10,000




* A former Section 16 Officer or Director of Sun Microsystems, Inc.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a) EXHIBITS

           4.6 (1) Third Amendment dated as of November 2, 1994 to the First Amended and Restated Common Shares Rights Agreement dated December 14, 1990.

           4.7 (2) Fourth Amendment dated as of November 1, 1995 to the First Amended and Restated Common Shares Rights Agreement dated December 14, 1990.

          11.0      Statement re: Computation of Earnings Per Share

          27.0      Financial data schedule for the period ended October 1, 1995

          -------
          (1) Incorporated by reference to Exhibit 4 filed as an exhibit to Registrant's Form 8A/A Amendment No. 4 to Registration Statement on Form 8-A filed on November 17, 1994.

          (2) Incorporated by reference to Exhibit 5 filed as an exhibit to Registrant's Form 8A/A Amendment No. 5 to Registration Statement on Form 8-A filed on November 7, 1995.


     b) REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the quarter ended October 1, 1995.

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

                                   SUN MICROSYSTEMS, INC.

                                   BY

                                      /s/     Michael E. Lehman
                                      ------------------------------------------
                                      Michael E. Lehman
                                      Vice President and Chief Financial Officer






                                      /s/     George Reyes
                                      ------------------------------------------
                                      George Reyes
                                      Vice President and Corporate Controller,
                                      Chief Accounting Officer



Dated:   November 14, 1995

                               EXHIBITS TO REPORT
                               ------------------
                                  ON FORM 10-Q
                                  ------------
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 1995
                 ----------------------------------------------