Form 10-Q
period 1995-12-31
SUN MICROSYSTEMS INC
filed 1996-02-12
CIK 709519

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange ---- Act of 1934 for the quarterly period ended December 31, 1995 or


---- Transition  report  pursuant  to  Section  13 or  15(d)  of the  Securities
     Exchange Act of 1934 for the transition period from          to
                                                        ---------    -----------

                         Commission file number:0-15086

                             SUN MICROSYSTEMS, INC.
             (Exact Name of registrant as specified in its charter)


           Delaware                                       94-2805249
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                2550 Garcia Avenue, Mountain View, CA 94043-1100
             (Address of principal executive offices with zip code)

Registrant's telephone number, including area code:           (415) 960-1300


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


               YES    X                         NO
                  --------                        --------

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

               YES                              NO
                  --------                        --------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


            Class                              Outstanding at December 31, 1995

Common stock - $0.00067 par value                         183,306,237

                                     INDEX


                                                                           PAGE
                                                                           ----
COVER PAGE                                                                   1

INDEX                                                                        2

PART I - FINANCIAL INFORMATION

        Item 1 - Financial Statements

                Condensed Consolidated Balance Sheets                        3

                Condensed Consolidated Statements of Income                  4

                Condensed Consolidated Statements of Cash Flows              5

                Notes to Condensed Consolidated Financial Statements         6



        Item 2 - Management's Discussion and Analysis of

                Results of Operations and Financial Condition                8

PART II - OTHER INFORMATION

        Item 5 - Other Information                                          13

        Item 6 - Exhibits and Reports on Form 8 - K                         15

SIGNATURES                                                                  16

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                             SUN MICROSYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                   December 31,       June 30,
                                                      1995              1995
                                                   -----------      -----------
                                                   (unaudited)
ASSETS
Current assets:
        Cash and cash equivalents                  $   470,591      $   413,869
        Short-term investments                         305,540          814,151
        Accounts receivable, net                     1,072,492        1,041,804
        Inventories                                    379,936          319,672
        Other current assets                           394,162          344,868
                                                   -----------      -----------
             Total current assets                    2,622,721        2,934,364
Property, plant and equipment, at cost               1,148,614        1,045,876
Accumulated depreciation and amortization             (685,841)        (616,871)
                                                   -----------      -----------
                                                       462,773          429,005
Other assets, net                                      183,005          181,184
                                                   -----------      -----------
                                                   $ 3,268,499      $ 3,544,553
                                                   ===========      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Short-term borrowings                      $    13,877      $    50,786
        Accounts payable                               344,493          303,995
        Accrued liabilities                            695,422          688,325
        Other current liabilities                      222,985          287,676
                                                   -----------      -----------
             Total current liabilities               1,276,777        1,330,782
Long-term debt and other obligations                    65,843           91,176
Stockholders' Equity                                 1,925,879        2,122,595
                                                   -----------      -----------
                                                   $ 3,268,499      $ 3,544,553
                                                   ===========      ===========

                             See accompanying notes


                             SUN MICROSYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (unaudited)

                    (in thousands, except per share amounts)


                                                    Three Months Ended                    Six Months Ended
                                               -----------------------------       ------------------------------
                                               December 31,        January 1,        December 31,      January 1,
                                                   1995               1995              1995              1995
                                               ------------        ----------        ----------        ----------

Net revenues                                     $1,751,383        $1,475,349        $3,236,661        $2,748,788
Cost and expenses:
        Cost of sales                               984,665           862,113         1,813,698         1,623,491
        Research and development                    167,495           142,862           312,180           272,083
        Selling, general and administrative         421,252           353,415           819,868           682,437
                                                 ----------        ----------        ----------        ----------
            Total costs and expenses              1,573,412         1,358,390         2,945,746         2,578,011

Operating Income                                    177,971           116,959           290,915           170,777
Interest income, net                                  7,395             3,076            19,004             5,768
                                                 ----------        ----------        ----------        ----------
Income before income taxes                          185,366           120,035           309,919           176,545
Provision for income taxes                           59,317            38,411            99,174            56,494
                                                 ----------        ----------        ----------        ----------
Net Income                                       $  126,049        $   81,624        $  210,745        $  120,051
                                                 ==========        ==========        ==========        ==========

Net income per common and
   and common - equivalent
   share                                           $0.65              $0.42             $1.07            $0.62
                                                   =====              =====             =====            =====

Common and common-equivalent
   shares used in the calculation
   of net income per share                          194,300           195,518           196,799           193,954
                                                    =======           =======           =======           =======



                            See accompanying notes.


                             SUN MICROSYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                 (in thousands)

                                                                       Six Months Ended
                                                              ------------------------------------
                                                              December 31,            January 1,
                                                                  1995                    1995
                                                              -----------             -----------

Cash flow from operating activities:
        Net income                                            $   210,745             $   120,051
        Adjustments to reconcile net income
                to operating cash flows:
                Depreciation, amortization and
                        other non-cash items                      172,120                 133,581
                Decrease (increase) in accounts receivable        (30,688)                  8,201
                Increase in inventories                           (60,264)                (20,236)
                Increase (decrease) in accounts payable            40,498                 (94,243)
                Net increase in other current
                        and non-current assets                    (35,566)                (41,109)
                Net increase (decrease) in other current
                        and non-current liabilities               (62,899)                117,814
                                                              -----------             -----------
Net cash provided from operating activities                       233,946                 224,059
                                                              -----------             -----------
Cash flow from investing activities:
        Acquisition of property, plant and equipment             (137,380)               (137,174)
        Acquisition of other assets                               (47,892)                (22,164)
        Acquisition of short-term investments                  (1,027,664)             (1,376,229)
        Maturities of short-term investments                    1,538,666               1,418,071
                                                              -----------             -----------
Net cash (used by) provided from investing activities             325,730                (117,496)
                                                              -----------             -----------
Cash flow from financing activities:
        Issuance of common stock                                   29,814                  20,279
        Acquisition of treasury stock                            (484,047)                (18,979)
        Proceeds from employee stock purchase plans                27,770                  21,034
        Reduction of short - term borrowings, net                 (36,909)                (46,181)
        Reduction of long - term borrowings and other             (39,582)                (42,312)
                                                              -----------             -----------
Net cash used by financing activities                            (502,954)                (66,159)
                                                              -----------             -----------
Net increase in cash and cash equivalents                     $    56,722             $    40,404
                                                              ===========             ===========
Supplemental disclosures of cash flow information:
        Cash paid during the period for:
        Interest                                              $     9,669             $     9,057
        Income taxes                                          $   131,396             $    32,978


                            See accompanying notes.

                             SUN MICROSYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Sun Microsystems, Inc. ("Sun" or "the Company") and its wholly owned subsidiaries. Intercompany accounts and transaction have been eliminated. Certain amounts from prior years have been reclassified to conform to current year presentation.

While the quarterly financial information is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for the interim periods are not necessarily indicative of the results for the entire year. The information included in this report should be read in conjunction with the 1995 Annual Report to Stockholders which is incorporated by reference in the Company's 1995 Form 10-K.


INVENTORIES (in thousands)

                                             December 31, 1995    June 30, 1995
                                             -----------------    -------------

Raw materials                                    $211,072            $170,337

Work in process                                    60,142              32,356

Finished goods                                    108,722             116,979
                                                 --------            --------

                                                 $379,936            $319,672
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


STOCK DIVIDEND

The Company effected a two-for-one stock split (effected in the form of a stock dividend) to stockholders of record as of the close of business on November 20, 1995. Share and per share amounts presented have been adjusted to reflect the stock dividend.

SUBSEQUENT EVENT

On January 24, 1996, a punitive class action entitled Abraham and Evelyn Kostick Trust v. Peter O. Crisp, et al. No. CV755458, was filed in the Superior Court of the State of California in the County of Santa Clara. The plaintiff claims to be a representative of a class of public stockholders of Apple Computer, Inc. Named as defendants are Apple Computer, Inc., the members of the Apple Board of Directors, and the Company. The plaintiff alleges that Apple's Board and top management have frustrated overtures from various companies to acquire Apple at a premium in order to maintain "their lucrative jobs and their positions of power, prestige and profits." It is further alleged that Apple and the Company "are on the verge" of an acquisition agreement with terms that are "intrinsically unfair" to Apple shareholders. The plaintiff claims that such actions amount to a breach of fiduciary duty by the Apple Board of Directors. The Company is alleged to incur liability by "aiding and abetting" the Apple Board's actions. The complaint seeks an injunction against any combination by Apple with the Company, and an award of unspecified compensatory and punitive damages. The Company's response to the Complaint is due by February 29, 1996. To the Company's knowledge, no formal request for an injunction has yet been filed by the plaintiff.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION

The following table sets forth items from the Condensed Consolidated Statements of Income as a percentage of net revenues:



                             Three Months Ended           Six Months Ended
                          -------------------------   ------------------------
                          December 31,   January 1,   December 31,  January 1,
                             1995          1995          1995         1995
                             ----          ----          ----         ----

Net Revenues                 100.0%       100.0%       100.0%       100.0%

Cost of sales                 56.2         58.4         56.0         59.1
                              ----         ----         ----         ----

        Gross margin          43.8         41.6         44.0         40.9

Research and development       9.6          9.7          9.6          9.9

Selling, general
  and administrative          24.0         24.0         25.3         24.8
                              ----         ----         ----         ----

Operating income              10.2          7.9          9.1          6.2

Interest income, net           0.4          0.2          0.6          0.2
                              ----         ----         ----         ----

Income before income taxes    10.6          8.1          9.7          6.4

Provision for income taxes     3.4          2.6          3.1          2.0
                              ----         ----         ----         ----

        Net income             7.2%         5.5%         6.6%         4.4%
                              ====         ====         ====         ====



RESULTS OF OPERATIONS

Net revenues

Net revenues were $1.751 billion for the second quarter and $3.237 billion for the first six months of fiscal 1996, representing increases of 18.7 % and 17.7%, respectively, over the comparable periods of fiscal 1995. Approximately two-thirds of the growth in revenues resulted from strong demand for richly configured servers, high-end desktop systems, and from memory, storage options, and accessories shipped as part of system sales. The remaining increase reflects growth in revenues from memory, storage options, and accessories shipped as separate orders and an increase in revenues from other Sun businesses, including service, aftermarketing, microprocessors, and software, in total as compared with the corresponding periods of fiscal 1995.

Domestic net revenues increased by 11.6% and 14.0% while international net revenues (including United States exports) grew 26.0% and 21.7% in the second quarter and first six months of fiscal 1996, respectively, compared with the corresponding periods of fiscal 1995. Europe net revenues increased 23.6% and 19.3% while net revenues in Rest of World increased 28.9% and 24.5% in the second quarter and first six months of fiscal 1996, respectively, when compared with the same periods of fiscal 1995. These increases are due primarily to continued strengthening of the markets in Europe and the expanding markets in Asia.

Compared with the second quarter of fiscal 1995, the dollar has weakened against most major European currencies and remained relatively consistent against the Japanese yen. For the six month period, the dollar has strengthened against the Japanese Yen and remained relatively consistent against most major European currencies, compared with the corresponding period in fiscal 1995. Management has estimated that the net impact of currency fluctuations on operating results, while slightly favorable, was not significant in the second quarter or the first six months of fiscal 1996.

Gross margin

Gross margin was 43.8% for the second quarter and 44.0% for the first six months of fiscal 1996, compared with 41.6% and 40.9%, respectively, for the corresponding periods of fiscal 1995. The increase in the gross margin for the periods compared reflects the effects of increased revenue generated from richly configured, higher margin servers and memory storage options and accessories.

The factors described above resulted in a favorable impact on gross margin for the second quarter and first six months of fiscal 1996. Systems repricing actions may be initiated in the future, which could result in downward pressure on gross margins. Sun's future operating results would be adversely affected if such repricing actions were to occur and the Company is unable to mitigate the margin pressure by maintaining a favorable mix of systems, software, service, and other revenues and by achieving component cost reductions and operating efficiencies.


Research and development

Research and development (R&D) expenses were $167.5 million in the second quarter and $312.2 million for the first six months of fiscal 1996, compared with $142.9 and $272.1 million for the same periods of fiscal 1995. As a percentage of net revenues, R&D expenses decreased to 9.6% for both the second quarter and first six months of fiscal 1996, from 9.7% and 9.9% in the comparable periods of fiscal 1995. The decrease as a percentage of net revenues is primarily due to the increase in revenues in both the second quarter and first six months of fiscal 1996 over the comparable periods of fiscal 1995. Slightly more than a quarter of the dollar increase in the second quarter and more than a third of the dollar increase for the first six months of fiscal 1996 over the comparable periods in fiscal 1995 reflect increases in compensation as a result of increased staffing and achievement of specified performance goals. The remaining increase in absolute dollars is due to Sun's development of UltraSPARC and the Company's continuing emphasis on technological advancement for both hardware and software products, as well as microprocessor technologies. To maintain its competitive position in the industry, the Company expects to continue to invest significant resources in new hardware, software and microprocessor product development, as well as in enhancements to existing products.


Selling, general and administrative

Selling, general and administrative (SG&A) expenses were $421.3 million in the second quarter and $819.9 million in the first six months of fiscal 1996, compared with $353.4 and $682.4 million for the same periods of fiscal 1995. As a percentage of net revenues, SG&A expenses were 24.0% and 25.3% in the second quarter and first six months of fiscal 1996, respectively, and 24.0% and 24.8%, respectively in the comparable periods of fiscal 1995. Approximately half of the dollar increases are attributable to increased marketing costs related to new product introductions and other promotional programs, and increases related to compensation resulting from increased headcount and achievement of specified performance goals. The remaining increases reflect costs incurred in connection with the Company's ongoing efforts to improve business processes and cycle times. The Company expects to continue to invest in efforts to achieve additional operating efficiencies through continual review and improvement of business processes . In addition, the Company expects to continue to hire personnel to drive its demand creation programs and service support organizations.

Interest income, net

Net interest income was $7.4 million for the second quarter and $19.0 million for the first six months of fiscal 1996, compared with $3.1 million and $5.8 million, respectively, in net interest income for the corresponding periods in fiscal 1995. The increase is primarily the result of interest savings from reduced debt levels in fiscal 1996 as compared to the corresponding periods in fiscal 1995.


Income taxes

The Company's effective income tax rate for the second quarter and the first six months of both fiscal 1996 and 1995 was 32%.


FUTURE OPERATING RESULTS

This following section of the report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties so that actual results may vary materially.

The future operating results discussed below represent specific risks which could impact the financial condition and results over the next few quarters. This information below should be read in conjunction with the 1995 Annual Report to Stockholders which is incorporated by reference in the Company's 1995 Form 10-K.

Sun introduced and began shipments of its new enhanced desktop systems based upon the UltraSPARC processors in the second quarter of this fiscal year. In addition, Sun's enhanced server systems based upon the UltraSPARC processor are intended to be introduced in the second half of fiscal 1996. Future operating results will depend to a considerable extent on the Company's ability to closely manage the introduction of products based upon UltraSPARC processors. In addition, the timing of introductions of new products and services by Sun's competitors may negatively affect the future operating results of the Company, particularly when occurring in periods leading up to the Company's introduction of its own new or enhanced products, such as the UltraSPARC products. These new UltraSPARC products include advanced components manufactured internally and by third party suppliers. The manufacture and timely delivery of the Company's UltraSPARC products depends on the ability of certain suppliers to manufacture and deliver advanced components in sufficient quantity and quality to build these products. Furthermore, in order to secure components for production and introduction of these new products, the Company frequently makes advanced payments to certain suppliers and often enters into noncancelable purchase commitments with vendors with respect to the purchase of components. Due to the variability of material requirement specifications during development and production, the Company must closely manage material purchase commitments and respective delivery schedules. The inability of the Company to secure enough components to build the new products in the quantities and configurations required or to produce, test and deliver sufficient products to meet demand in a timely manner, and any delays in production or variability of customer demand in light of the Company's noncancelable purchase commitments would adversely affect the Company's net revenues and operating results.

The introduction of the UltraSPARC products requires that the Company must rapidly bring such products to volume manufacturing, a process that requires accurate forecasting of volumes, mix of products and configurations, among other things in order to achieve acceptable yields and costs. The Company must manage the transition from older, displaced products to minimize disruptions in customer ordering patterns, reduce levels of older product inventory, and ensure that adequate volumes of the new products can be delivered to meet customer demand. The ability of the Company to match supply and demand is further complicated by the Company's need to adjust prices to reflect changing competitive and market conditions and the variability and timing of customer orders taken with respect to its older products. As a result, the Company's operating results could be adversely affected if the Company is not able to correctly anticipate the level of demand and the mix of products. Because the Company is continuously engaged in this product development, introduction and transition process, its operating results may be subject to considerable fluctuations particularly when measured on a quarterly basis.

Generally, the computer systems sold by Sun, such as the UltraSPARC products, are the result of both adopting hardware and software development, such that delays in the software development can delay the ability of the Company to ship new hardware products. In addition, adoption of a new release of an operating system may require effort on the part of the customer and porting by software vendors providing applications. As a result, the timing of conversion to a new release is inherently unpredictable. Moreover, delays by customers in of a new release of an operating system can limit the acceptability of hardware products tied to that release. Such delays could adversely affect the future operating results of the Company. Sun's systems based on the UltraSPARC processors operate using the Company's recently released version of its operating system, Solaris
2.5. In attempts to minimize the aforementioned risks, the Company has expended significant effort toward making Solaris 2.5 binary compatible with the applications currently running on Solaris 2.x, so customers should not need to modify these applications to run on UltraSPARC- based systems. The Company's operating results would be adversely affected if Solaris 2.5 does not achieve market acceptance in a timely manner.

The Company's order backlog at December 31, 1995 was approximately $378 million, an increase of $55 million from the backlog level of approximately $323 million at June 30, 1995 due in part to the introduction of the UltraSPARC - based systems. Backlog includes only orders for which a delivery schedule within six months has been specified by the customer. Backlog levels vary with demand, product availability and the Company's delivery lead times and are subject to decreases as a result of customer order delays, changes or cancellations. As such, backlog levels are not a reliable indicator of future operating results.

The Company receives questions from time to time from stockholders regarding the fluctuation of operating results. The Company's future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including volume, mix, and timing of orders received during the period, the ability to develop, manufacture and introduce new products, the timing of new product introductions, the availability of components, price erosion, conditions in the computer hardware and software industries generally and the general economy, such as recessionary periods, political instability, changes in trade policies, fluctuations in interest or currency exchange rates and other competitive factors. Seasonality also affects the Company's operating results, particularly in the first quarter of each fiscal year. In addition, the Company's operating expenses are increasing as the Company continues to expand its operations, and future operating results will be adversely affected if revenues do not increase accordingly. While the Company cannot predict what effect these various factors may have on its financial results, the aggregate effect of these and other factors could results in significant volatility in the Company's future performance and stock price.


LIQUIDITY AND CAPITAL RESOURCES

Total assets at December 31, 1995 decreased by approximately $276 million from June 30, 1995, due principally to a decrease in cash, cash equivalents and short-term investments ($452 million) offset by increases in inventories ($60 million), other current assets ($49 million), property, plant and equipment- net ($33 million) and accounts receivable ($31 million). Cash and short-term investments decreased primarily due to the repurchase of 17.2 million shares of common stock for $455 million during the first quarter of fiscal 1996 and due to scheduled debt repayments. The increase in inventories reflects a build-up of supply to meet anticipated customer demand for new products to be introduced in the second half of fiscal 1996. Other current assets increased principally due to the timing of payments for income and other taxes. Increase in property, plant and equipment reflects additions to the Company's Menlo Park campus and capital additions to support the increased headcount. Accounts receivable increase reflects an increase in quarterly revenues from the fourth quarter of fiscal 1995 to the second quarter of fiscal 1996 of $103 million.

Total liabilities decreased $80 million from June 30, 1995, due principally to decreases in income taxes payable ($62 million) and short-term and long term debt obligations ($62 million) offset by an increase in accounts payable ($41 million). Income tax payable decreased due to timing of income tax payments. Short-term and long term debt obligations decreased as a result of scheduled debt repayments. The increase in accounts payable primarily reflects increased inventory receipts in the last two weeks of the quarter as compared to the fourth quarter of fiscal 1995.

At December 31, 1995, the Company's primary sources of liquidity consisted of cash, cash equivalents and short-term investments of $776 million and a revolving credit facility with banks aggregating $150 million, which was available subject to compliance with certain covenants. The Company believes that the liquidity provided by existing cash and short-term investment balances and the borrowing arrangements described above will be sufficient to meet the Company's capital requirements through fiscal 1996. However, the Company believes the level of financial resources is a significant competitive factor in its industry and may choose at any time to raise additional capital through debt or equity financing to strengthen its financial position, facilitate growth and provide the Company with additional flexibility to take advantage of business opportunities that may arise.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On January 24, 1996, a punitive class action entitled Abraham and Evelyn Kostick Trust v. Peter O. Crisp, et al. No. CV755458, was filed in the Superior Court of the State of California in the County of Santa Clara. The plaintiff claims to be a representative of a class of public stockholders of Apple Computer, Inc. Named as defendants are Apple Computer, Inc., the members of the Apple Board of Directors, and the Company. The plaintiff alleges that Apple's Board and top management have frustrated overtures from various companies to acquire Apple at a premium in order to maintain "their lucrative jobs and their positions of power, prestige and profits." It is further alleged that Apple and the Company "are on the verge" of an acquisition agreement with terms that are "intrinsically unfair" to Apple shareholders. The plaintiff claims that such actions amount to a breach of fiduciary duty by the Apple Board of Directors. The Company is alleged to incur liability by "aiding and abetting" the Apple Board's actions. The complaint seeks an injunction against any combination by Apple with the Company, and an award of unspecified compensatory and punitive damages. The Company's response to the Complaint is due by February 29, 1996. To the Company's knowledge, no formal request for an injunction has yet been filed by the plaintiff.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 1, 1995, the Annual Meeting of Stockholders of the Company was held in Menlo Park, California. An election of directors was held with the following individuals being elected to the Board of Directors of the Company:

                                           Share Voted For     Votes Withheld
                                           ---------------     --------------

      Scott G. McNealy                        81,210,675           362,472
      L. John Doerr                           81,224,075           249,072
      Judith L. Estrin                        81,187,563           285,584
      Robert J. Fisher                        81,212,332           260,815
      Robert L. Long                          81,213,709           259,438
      M. Kenneth Oshman                       81,222,174           250,973
      A. Michael Spence                       73,361,361         8,111,786

The seven nominees who received the highest number of votes (all of the above individuals) were elected to the Board of Directors. Votes withheld from any nominee were counted for purposes of determining the presence or absence of a quorum.

The stockholders also approved an amendment to the Company's 1990 Employee Stock Purchase Plan which increased the number of shares of Common Stock reserved for issuance thereunder by 3,900,000 shares, from 7,550,000 shares to 11,450,000 shares. There were 64,363,131 shares voted for the amendment, 6,909,677 shares voted against the amendment, 214,278 abstentions and 9,986,061 broker non-votes. The stockholders also approved am amendment to the Company's 1990 Long-Term Equity Incentive Plan in order to increase the number of shares reserved for issuance thereunder by 12,100,000 shares, from 13,250,000 shares to 25,350,000 shares. There were 43,565,969 shares voted in favor of the amendment, 26,808,787 shares voted against the amendment, 350,460 abstentions and 10,747,931 broker non-votes. Additionally, the stockholders approved the Company's Section 162(m) Performance-Based Executive Bonus Plan (the "Bonus Plan"). There were 70,865,909 shares voted in favor of the Bonus Plan, 7,378,059 shares voted against the Bonus Plan, 291,296 abstentions and 2,937,983 broker non-votes. The affirmative vote of the holders of a majority of the Common Stock represented in person or by proxy and entitled to vote at the Annual Meeting ("Votes Cast") was needed in order to approve the foregoing proposals. Votes cast against the proposals were counted for purposes of determining (i) the presence or absence of a quorum for the transaction of business and (ii) the number of votes cast with respect to each such proposal. An abstention had the same effect as a vote against the proposal. Broker non-votes were counted for purposes of determining the presence or absence of a quorum, but were non counted as Votes Cast.

ITEM 5 - OTHER INFORMATION


SCHEDULE OF SALES BY EXECUTIVE OFFICERS DURING THE QUARTER

The following is a summary of all sales of the Company's Common Stock by the Company's executive officers and directors who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, during the fiscal quarter ended December 31, 1995:



OFFICER /                DATE           PRICE                   NUMBER OF
DIRECTOR                                                        SHARES SOLD
============================================================================

William Hearst *        11/8/95         $84.375                  5,000

Masood Jabbar           11/3/95         $83.00                   5,284





*Former director of Sun Microsystems, Inc


The amounts above do not reflect the stock dividend which was effected on November 20, 1995.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


a) EXHIBITS


          11.0            Statement re: Computation of Earnings Per Share

          27.0            Financial data for the period ended December 31, 1995


b) REPORTS ON FORM 8-K

A report on Form 8-K was filed on November 7, 1995 reporting that on November 2, 1995, the Company amended its First Amended and Restated Common Shares Rights Agreement between the Company and the First National Bank of Boston dated December 14, 1990, as amended to date, in order to increase the "Purchase Price", as defined therein, from $100 to $200 ( effectively $50 to $100 on a post-split basis reflecting the Company's two-for-one stock split, effected in the form of a stock dividend, the record date and the payment date of which was November 20, 1995 and December 11, 1995, respectively).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           SUN MICROSYSTEMS, INC.



                           BY



                                 /s/  Michael E. Lehman
                                      -----------------------------
                                      Michael E. Lehman
                                      Vice President and Chief Financial Officer




                                 /s/  George Reyes
                                      -----------------------------
                                      George Reyes
                                      Vice President and Corporate Controller,
                                      Chief Accounting Officer



Dated:   January 31, 1996