Form 10-Q
period 1996-03-31
SUN MICROSYSTEMS INC
filed 1996-05-14
CIK 709519

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



(Mark One)

  X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
- ----
     Act of 1934 for the quarterly period ended March 31, 1996 or



    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
- ----
    Act of 1934 for the transition period from       to
                                              ------    ------



                         Commission file number:0-15086

                             SUN MICROSYSTEMS, INC.
             (Exact Name of registrant as specified in its charter)


                Delaware                                    94-2805249
(State or other jurisdiction of incorporation            (I.R.S. Employer
             or organization)                           Identification No.)


                2550 Garcia Avenue, Mountain View, CA 94043-1100
             (Address of principal executive offices with zip code)


Registrant's telephone number, including area code:       (415) 960-1300


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

                 YES   X                          NO
                    -------                         -------



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


                 YES                              NO
                    -------                         -------



                      APPLICABLE ONLY TO CORPORATE ISSUERS:



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

          Class                                    Outstanding at March 31, 1996
Common stock - $0.00067 par value                          184,067,944

                                     INDEX


                                                                            PAGE
                                                                            ----

COVER PAGE                                                                    1



INDEX                                                                         2



PART I - FINANCIAL INFORMATION



        Item 1 - Financial Statements

                Condensed Consolidated Balance Sheets                         3

                Condensed Consolidated Statements of Income                   4

                Condensed Consolidated Statements of Cash Flows               5

                Notes to Condensed Consolidated Financial Statements          6



        Item 2 - Management's Discussion and Analysis of
                Results of Operations and Financial Condition                 8



PART II - OTHER INFORMATION

        Item 1 - Legal Proceedings                                           13

        Item 5 - Other Information                                           14

        Item 6 - Exhibits and Reports on Form 8 - K                          16



SIGNATURES                                                                   17

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                             SUN MICROSYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)





                                                     March  31,       June 30,
                                                       1996             1995
                                                   ------------     ------------
                                                    (unaudited)

ASSETS

Current assets:
        Cash and cash equivalents                  $   453,136      $   413,869
        Short-term investments                         403,368          814,151
        Accounts receivable, net                     1,187,460        1,041,804
        Inventories                                    507,999          319,672
        Other current assets                           386,207          344,868
                                                   -----------      -----------
             Total current assets                    2,938,170        2,934,364
Property, plant and equipment, at cost               1,221,464        1,045,876
Accumulated depreciation and amortization             (719,959)        (616,871)
                                                   -----------      -----------
                                                       501,505          429,005
Other assets, net                                      171,168          181,184
                                                   -----------      -----------
                                                   $ 3,610,843      $ 3,544,553
                                                   ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Short-term borrowings                      $    27,708      $    50,786
        Accounts payable                               399,579          303,995
        Accrued liabilities                            777,721          688,325
        Other current liabilities                      265,929          287,676
                                                   -----------      -----------
             Total current liabilities               1,470,937        1,330,782
Long-term debt and other obligations                    63,393           91,176
Stockholders' Equity                                 2,076,513        2,122,595
                                                   -----------      -----------
                                                   $ 3,610,843      $ 3,544,553
                                                   ===========      ===========




                             See accompanying notes

                             SUN MICROSYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                    (in thousands, except per share amounts)





                                                 Three Months Ended         Nine Months Ended
                                              -----------------------   ------------------------
                                              March  31,     April 2,    March 31,      April 2,
                                                 1996         1995         1996           1995
                                              ----------   ----------   ----------   ----------
Net revenues                                  $1,840,028   $1,505,030   $5,076,689   $4,253,818
Cost and expenses:
        Cost of sales                          1,028,688      855,136    2,842,386    2,478,627
        Research and development                 165,402      142,775      477,582      414,858
        Selling, general and administrative      444,147      356,591    1,264,015    1,039,028
                                              ----------   ----------   ----------   ----------
            Total costs and expenses           1,638,237    1,354,502    4,583,983    3,932,513
Operating Income                                 201,791      150,528      492,706      321,305
Interest income, net                               8,954        7,630       27,958       13,398
                                              ----------   ----------   ----------   ----------
Income before income taxes                       210,745      158,158      520,664      334,703
Provision for income taxes                        67,438       50,611      166,612      107,105
                                              ----------   ----------   ----------   ----------
Net Income                                    $  143,307   $  107,547   $  354,052   $  227,598
                                              ==========   ==========   ==========   ==========

Net income per common and
        and common - equivalent
        share                                      $0.73        $0.54        $1.80        $1.16
                                                   =====        =====        =====        =====

Common and common-equivalent
        shares used in the calculation
        of net income per share                  195,743      197,394      196,447      195,700
                                                 =======      =======      =======      =======




                            See accompanying notes.

                             SUN MICROSYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)



                                                           Nine Months Ended
                                                       -------------------------
                                                         March 31,     April 2,
                                                           1996          1995
                                                       ----------    ----------
Cash flow from operating activities:
     Net income                                        $  354,052    $  227,598
     Adjustments to reconcile net income
          to operating cash flows:
          Depreciation, amortization and
                  other non-cash items                    251,811       201,488
          Increase in accounts receivable                (145,656)      (33,778)
          Increase in inventories                        (188,327)      (31,786)
          Increase (decrease) in accounts payable          95,584       (72,197)
          Net increase in other current
                  and non-current assets                  (28,460)      (63,431)
          Net increase in other current
                  and non-current liabilities              59,107       260,022
                                                       ----------    ----------
Net cash provided from operating activities               398,111       487,916
                                                       ----------    ----------
Cash flow from investing activities:
     Acquisition of property, plant and equipment        (222,691)     (203,738)
     Acquisition of other assets                          (62,421)      (35,216)
     Acquisition of short-term investments             (1,131,865)   (2,315,526)
     Maturities of short-term investments               1,543,880     2,142,584
                                                       ----------    ----------
Net cash (used by) provided from investing activities     126,903      (411,896)
                                                       ----------    ----------
Cash flow from financing activities:
     Issuance of common stock                              43,515        35,431
     Acquisition of treasury stock                       (504,640)      (25,039)
     Proceeds from employee stock purchase plans           38,104        29,907
     Reduction of short - term borrowings, net            (23,078)      (56,698)
     Reduction of long - term borrowings and other        (39,648)      (41,782)
                                                       ----------    ----------
Net cash used by financing activities                    (485,747)      (58,181)
                                                       ----------    ----------
Net increase in cash and cash equivalents              $   39,267    $   17,839
                                                       ==========    ==========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
     Interest                                          $   13,796    $   13,520
     Income taxes                                      $  170,492    $   79,983



                            See accompanying notes.

                             SUN MICROSYSTEMS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Sun Microsystems, Inc. ("Sun" or the "Company") and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. Certain amounts from prior years have been reclassified to conform to current year presentation.

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



INVENTORIES (in thousands)

                                           March 31, 1996  June 30, 1995
                                           --------------  -------------
          Raw materials                        $350,003       $170,337

          Work in process                        72,899         32,356

          Finished goods                         85,097        116,979
                                               --------       --------
                                               $507,999       $319,672
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

LITIGATION

On January 24, 1995, a putative class action entitled Abraham and Evelyn Kostick Trust V. Peter O. Crisp, et al. No. CV755458 ("Kostick Matter"), was filed in the Superior Court of the State of California in the County of Santa Clara. Named as defendants were Apple Computer, Inc., members of Apple's Board of Directors and the Company. The plaintiff claimed that certain actions alleged to be taken by Apple and its Board of Directors amounted to a breach of fiduciary duty by Apple's Board of Directors. The Company was alleged to incur liability by "aiding and abetting" the Apple Board's actions. The complaint sought an injunction against any combination by Apple with the Company and an award of unspecified compensatory and punitive damages. On February 22, 1996, the Company received a letter from Milberg Weiss Bershad Hynes & Lerach regarding the Kostick matter and a related matter, filed subsequent thereto, Manson v. Peter
O. Crisp, Case No. CV755504. This letter specifically notified the Company that the Company was being dropped as a defendant in the foregoing matters and that the Company need not respond to the complaints set forth therein. On February 22, 1996, an amended complaint was filed in the Superior Court of the State of California, County of Santa Clara regarding and consolidating the forgoing matters and the Company was no longer named as a defendant.


SUBSEQUENT EVENT

During April 1996 the Company acquired all of the assets of Integrated Micro Products, plc and its wholly - owned subsidiaries Integrated Micro Products (UK) Ltd. and Integrated Micro Products, Inc. for $96,100,000 in cash and estimated acquisition expenses of $4,200,000. As a result of this acquisition the Company is expecting to take a one time charge of approximately $38,300,000 related to In - Process R&D in the fourth quarter of fiscal year 1996. The acquisition will be accounted for as a purchase.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

The following table sets forth items from the Condensed Consolidated Statements of Income as a percentage of net revenues:



                                         Three Months Ended   Nine Months Ended
                                         ------------------  -------------------
                                         March 31, April 2,  March 31,  April 2,
                                           1996      1995      1996      1995
                                          -----     -----     -----     -----
Net Revenues                              100.0%    100.0%    100.0%    100.0%

Cost of sales                              55.9      56.8      56.0      58.3
                                          -----     -----     -----     -----

        Gross margin                       44.1      43.2      44.0      41.7

Research and development                    9.0       9.5       9.4       9.7

Selling, general and administrative        24.1      23.7      24.9      24.4
                                          -----     -----     -----     -----

Operating income                           11.0      10.0       9.7       7.6

Interest income, net                        0.5       0.5       0.6       0.3
                                          -----     -----     -----     -----

Income before income taxes                 11.5      10.5      10.3       7.9

Provision for income taxes                  3.7       3.4       3.3       2.5
                                          -----     -----     -----     -----

        Net income                          7.8%      7.1%      7.0%      5.4%
                                          =====     =====     =====     =====


RESULTS OF OPERATIONS

Net revenues

Net revenues were $1.840 billion for the third quarter and $5.077 billion for the first nine months of fiscal 1996, representing increases of 22.3 % and 19.3%, respectively, over the corresponding periods of fiscal 1995. Approximately two-thirds of the growth in revenues resulted from strong demand for richly configured servers, and high-end desktop systems, and from memory, storage options, and accessories shipped as part of system sales and as separate orders. The remaining increase reflects growth in revenues from other Sun businesses, including service, aftermarketing, microprocessors, and software.

Domestic net revenues increased by 22.6% and 16.8% while international net revenues (including United States exports) grew 21.9% and 21.8% in the third quarter and first nine months of fiscal 1996, respectively, compared with the corresponding periods of fiscal 1995. European net revenues increased 26.1% and 21.7% while net revenues in Rest of World increased 18.3% and 21.9% in the third quarter and first nine months of fiscal 1996, respectively, when compared with the corresponding periods of fiscal 1995. These increases are due primarily to continued strengthening of the markets in Japan, Germany and the United Kingdom and the expanding markets in Korea and Taiwan.

Compared with the third quarter of fiscal 1995 and for the nine months ended April 2, 1995, the dollar has remained relatively consistent against most major European currencies and strengthened against the Japanese yen. Management has estimated that the net impact of currency fluctuations on operating results, while slightly unfavorable, was not significant in the third quarter or the first nine months of fiscal 1996.


Gross margin

Gross margin was 44.1% for the third quarter and 44.0% for the first nine months of fiscal 1996, compared with 43.2% and 41.7%, respectively, for the corresponding periods of fiscal 1995. The increase in the gross margin reflects the effects of increased revenue generated from richly configured, higher margin servers and memory storage options and accessories.

While, the factors described above resulted in a favorable impact on gross margin for the third quarter and first nine months of fiscal 1996, systems repricing actions are likely to be initiated in the future, which could result in downward pressure on gross margins. Sun's future operating results would be adversely affected if such repricing actions were to occur and the Company is unable to mitigate the margin pressure by maintaining a favorable mix of systems, software, service, and other revenues and / or by achieving component cost reductions and operating efficiencies.


Research and development

Research and development (R&D) expenses were $165.4 million in the third quarter and $477.6 million for the first nine months of fiscal 1996, compared with $142.8 and $414.9 million for the same periods of fiscal 1995. As a percentage of net revenues, R&D expenses decreased to 9.0% and 9.4% for the third quarter and first nine months of fiscal 1996, respectively, from 9.5% and 9.7% in the corresponding periods of fiscal 1995. The decrease as a percentage of net revenues is primarily due to the increase in revenues in both the third quarter and first nine months of fiscal 1996 over the comparable periods of fiscal 1995. Slightly more than a half of the dollar increase in the third quarter and the first nine months of fiscal 1996 over the corresponding periods in fiscal 1995 reflects increases in compensation as a result of increased staffing. The remaining increase in dollar amount of such expenses is due to Sun's development of UltraSPARC and the Company's continuing emphasis on technological advancement for both hardware and software products, as well as microprocessor technologies. To maintain its competitive position in the industry, the Company expects to continue to invest significant resources in new hardware, software and microprocessor product development, as well as in enhancements to existing products.


Selling, general and administrative

Selling, general and administrative (SG&A) expenses were $444.1 million in the third quarter and $1,264 million in the first nine months of fiscal 1996, compared with $356.6 and $1,039 million for the same periods of fiscal 1995. As a percentage of net revenues, SG&A expenses increased to 24.1% and 24.9% in the third quarter and first nine months of fiscal 1996, respectively, from 23.7% and 24.4%, respectively, in the corresponding periods of fiscal 1995. Approximately half of the dollar increase is attributable to increased marketing costs related to new product introductions and other promotional programs, and an increase in marketing headcount as compared to the third quarter and first nine months of fiscal 1995. The remaining increases primarily reflect costs incurred in connection with the Company's ongoing efforts to improve business processes. The Company expects to continue to invest in efforts to achieve additional operating efficiencies through continual review and improvement of business processes . In addition, the Company expects to continue to hire personnel to drive its demand creation programs and service and support organizations.

Interest income, net

Net interest income was $8.9 million for the third quarter and $27.9 million for the first nine months of fiscal 1996, compared with $7.6 million and $13.4 million, respectively, in net interest income for the corresponding periods in fiscal 1995. The increase is primarily the result of interest savings from reduced debt levels and an increase in the effective interest rate earned on investments in fiscal 1996 as compared to the corresponding periods in fiscal 1995.


Income taxes

The Company's effective income tax rate for the third quarter and the first nine months of both fiscal 1996 and 1995 was 32%.


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

Sun introduced and began shipments of its new enhanced desktop systems based upon the UltraSPARC processors in the second quarter of this fiscal year. In addition, enhanced server systems based upon the UltraSPARC processor were introduced in the fourth quarter of fiscal 1996. Future operating results will depend to a considerable extent on the Company's ability to closely manage the introduction of products based upon UltraSPARC processors. In addition, the timing of introductions of new products and services by Sun's competitors may negatively affect the future operating results of the Company. These new UltraSPARC products include advanced components designed internally and manufactured by third party suppliers. The manufacture and timely delivery of the Company's UltraSPARC products depends on the ability of certain suppliers to manufacture and deliver advanced components in sufficient quantity and quality to build these products. Furthermore, in order to secure components for production and introduction of these new products, the Company frequently makes advanced payments to certain suppliers and often enters into noncancelable purchase commitments with vendors with respect to the purchase of components. Due to the variability of material requirement specifications during development and production, the Company must closely manage material purchase commitments and respective delivery schedules. The inability of the Company to secure enough components to build the new products in the quantities and configurations required or to produce, test and deliver sufficient products to meet demand in a timely manner, and any delays in production or variability of customer demand in light of the Company's noncancelable purchase commitments would adversely affect the Company's net revenues and operating results.

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

Generally, the computer systems sold by Sun, such as the UltraSPARC products, are the result of hardware and software development, such that delays in the software development can delay the ability of the Company to ship new hardware products. In addition, adoption of a new release of an operating system may require effort on the part of the customer and porting by software vendors providing applications. As a result, the timing of conversion to a new release is inherently unpredictable. Moreover, delays by customers in adopting a new release of an operating system can limit the acceptability of hardware products tied to that release. Such delays could adversely affect the future operating results of the Company. Sun's systems based on the UltraSPARC processors operate using the Company's recently released version of its operating system, Solaris
2.5. In attempts to minimize the aforementioned risks, the Company has expended significant effort toward making Solaris 2.5 binary compatible with the applications currently running on Solaris 2.x, so customers should not need to modify these applications to run on UltraSPARC- based systems. The Company's operating results would be adversely affected if Solaris 2.5 does not achieve market acceptance in a timely manner.

The Company's order backlog at March 31, 1996 was approximately $334 million, an increase of $11 million from the backlog level of approximately $323 million at June 30, 1995. Backlog includes only orders for which a delivery schedule within six months has been specified by the customer. Backlog levels vary with demand, product availability and the Company's delivery lead times and are subject to decreases as a result of customer order delays, changes or cancellations. As such, backlog levels are not a reliable indicator of future operating results.

The Company receives questions from time to time from stockholders regarding the fluctuation of operating results. The Company's future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including volume, mix, and timing of orders received during the period, the ability to develop, manufacture and introduce new products, the timing of new product introductions, the availability of components, price erosion, conditions in the computer hardware and software industries generally and the general economy, such as recessionary periods, political instability, changes in trade policies, fluctuations in interest or currency exchange rates and other competitive factors. Seasonality also affects the Company's operating results, particularly in the first quarter of each fiscal year. The Company's operating expenses are increasing as the Company continues to expand its operations, and future operating results will be adversely affected if revenues do not increase accordingly. In addition, the Company plans to continue to evaluate and, when appropriate, make strategic investments which are considered beneficial. As part of this process, the Company will continue to evaluate the carrying value of its assets and, when necessary, make adjustments thereto. While the Company cannot predict what effect these various factors may have on its financial results, the aggregate effect of these and other factors could results in significant volatility in the Company's future performance and stock price.


LIQUIDITY AND CAPITAL RESOURCES

Total assets at March 31, 1996 increased by approximately $66 million from June 30, 1995, due principally to increases in accounts receivable ($146 million) inventories ($188 million), other current assets ($41 million), property, plant and equipment- net ($73 million) offset by a decrease in cash, cash equivalents and short-term investments ($371 million). Cash and short-term investments decreased primarily due to the repurchase of 17.2 million shares of common stock for $455 million during the first quarter of fiscal 1996, and to scheduled debt repayments ($60 million), offset by net maturities of short term investments of $183 million. The accounts receivable increase reflects an increase in quarterly revenues from the fourth quarter of fiscal 1995 to the third quarter of fiscal 1996 of $192 million. The increase in inventories reflects a build-up of supply to meet anticipated customer demand for new products introduced in the fourth quarter of fiscal 1996. Other current assets increased principally due to the timing of payments for income and other taxes. Increase in property, plant and equipment reflects additions to the Company's Menlo Park campus and capital additions to support the increased headcount, primarily in engineering and marketing.

Total liabilities increased $113 million from June 30, 1995, due principally to increases in accounts payable ($96 million) and accrued liabilities ($89 million) and offset by a decreases in short-term and long term debt obligations ($51 million) and other current liabilities ($22 million). The increase in accounts payable primarily reflects increased inventory receipts in the last two weeks of the quarter as compared to the fourth quarter of fiscal 1995. Accrued liabilities increased in part due to increases in sales and marketing costs, accrued purchase commitments to meet customer demand for future products, and the timing of stock purchases under the Employee Stock Purchase Plan. Short-term and long term debt obligations decreased as a result of scheduled debt repayments. The net decrease in other current liabilities reflects the decreases in income tax payable due to the timing of tax payments, offset by an increase in deferred revenues on service contract renewals.

At March 31, 1996, the Company's primary sources of liquidity consisted of cash, cash equivalents and short-term investments of $857 million and a revolving credit facility with banks aggregating $150 million, which was available subject to compliance with certain covenants. The Company believes that the liquidity provided by existing cash and short-term investment balances and the borrowing arrangements described above will be sufficient to meet the Company's capital requirements through calendar 1996. However, the Company believes the level of financial resources is a significant competitive factor in its industry and may choose at any time to raise additional capital through debt or equity financing to strengthen its financial position, facilitate growth and provide the Company with additional flexibility to take advantage of business opportunities that may arise. The sufficiency of the Company's capital resources are forward looking statements which involve risks and uncertainties and actual results may vary materially.

                          PART II - OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS

On January 24, 1995, a putative class action entitled Abraham and Evelyn Kostick Trust V. Peter O. Crisp, et al. No. CV755458 ("Kostick Matter"), was filed in the Superior Court of the State of California in the County of Santa Clara. Named as defendants were Apple Computer, Inc., members of Apple's Board of Directors and the Company. The plaintiff claimed that certain actions alleged to be taken by Apple and its Board of Directors amounted to a breach of fiduciary duty by Apple's Board of Directors. The Company was alleged to incur liability by "aiding and abetting" the Apple Board's actions. The complaint sought an injunction against any combination by Apple with the Company and an award of unspecified compensatory and punitive damages. On February 22, 1996, the Company received a letter from Milberg Weiss Bershad Hynes & Lerach regarding the Kostick matter and a related matter, filed subsequent thereto, Manson v. Peter
O. Crisp, Case No. CV755504. This letter specifically notified the Company that the Company was being dropped as a defendant in the foregoing matters and that the Company need not respond to the complaints set forth therein. On February 22, 1996, an amended complaint was filed in the Superior Court of the State of California, County of Santa Clara regarding and consolidating the forgoing matters and the Company was no longer named as a defendant.

ITEM 5 - OTHER INFORMATION

SCHEDULE OF SALES BY EXECUTIVE OFFICERS DURING THE QUARTER


     The following is a summary of all sales of the Company's Common Stock by the Company's executive officers and directors who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, during the fiscal quarter ended March 31, 1996:



OFFICER /                DATE            PRICE            NUMBER OF
DIRECTOR                                                  SHARES SOLD
============================================================================

Kenneth Alvares          2/9/96          $49.00           10,000
                         2/22/96         $49.875           2,000
                         2/23/96         $53.875           2,000
                         2/26/96         $54.875           1,000
                         2/26/96         $55.125           1,000
                         2/27/96         $54.6875          1,200

Lawrence Hambly          2/22/96         $50.25            3,018
                         2/22/96         $49.50            5,284
                         2/22/96         $50.50           17,500
                         2/22/96         $49.25            5,000

Masood Jabbar            2/16/96         $48.50           10,000
                         2/16/96         $48.625           1,000
                         2/22/96         $48.625           9,000
                         2/26/96         $54.88           45,106

William Joy              2/26/96         $55.1563         20,000
                         2/28/96         $53.2188         20,000
                         2/29/96         $53.2875         10,000
                         2/29/96         $53.375          20,000
                         2/29/96         $53.0938         10,000

Michael Lehman           2/9/96          $48.5884         22,634
                         2/12/96         $48.375          10,000
                         2/16/96         $47.50           10,000

Michael Morris           2/12/96         $48.815           4,516

Frank Pinto              2/26/96         $55.065          10,000

William Raduchel         2/14/96         $47.375          36,822

George Reyes             2/9/96          $48.50              418

Joesph Roebuck           2/29/96         $53.50           20,000

OFFICER /                DATE            PRICE            NUMBER OF
DIRECTOR                                                  SHARES SOLD
============================================================================

JanPieter Scheerder      1/29/96         $44.44            4,000
                         2/21/96         $47.63            2,012

Eric Schmidt             2/12/96         $48.375           5,000
                         2/21/96         $47.875           5,000
                         2/22/96         $51.125           5,000
                         2/23/96         $53.25            5,000
                         2/28/96         $54.125           5,000
                         2/29/96         $52.625           5,000

John Shoemaker           2/22/96         $51.50            8,000

Chester Silvestri        2/12/96         $48.125          10,000
                         2/12/96         $48.25           10,000
                         2/12/96         $48.125          20,000
                         2/23/96         $52.81           10,000

Michael Spence           2/20/96         $47.125          10,000

Dorothy Terrell          2/22/96         $49.25            6,000
                         2/23/96         $54.00            2,000
                         2/23/96         $53.1875          2,000
                         2/26/96         $55.125           2,000

Kevin Walsh              2/28/96         $53.2734         16,000

Edward Zander            2/9/96          $48.5625         28,000
                         2/23/96         $53.375           3,600
                         2/23/96         $53.00           13,600
                         2/23/96         $53.75            5,000
                         2/26/96         $56.50            5,000
                         2/29/96         $52.875           5,000

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


a) EXHIBITS

                11.0         Statement re: Computation of Earnings Per Share

                27.0         Financial data for the period ended March 31, 1996




b) REPORTS ON FORM 8-K

     A report on Form 8-K was filed on July 11, 1995 whereby the Company stated that on July 10, 1995, the Company gave public notice that William Heart III resigned from the Company's Board of Directors, effective July 1, 1995.

     A report on Form 8-K was filed on February 26, 1996 whereby the Company stated that it had received a letter from Milberg Weiss Bershad Hynes & Lerach regarding the matter of Kostick Trust v. Peter O. Crisp, et. al., Case No. CV755458 (Kostick v. Crisp) and related matters, filed subsequent thereto, informing the Company that it was being dropped as a defendant in these matters and that the Company need not respond to the claims set forth therein. For a further description of this matter see "Item 1- Legal Proceedings".

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           SUN MICROSYSTEMS, INC.





                                  BY


                                      /s/    Michael E. Lehman
                                      -------------------------
                                      Michael E. Lehman
                                      Vice President and Chief Financial Officer







                                      /s/     George Reyes
                                      -------------------------
                                      George Reyes
                                      Vice President and Corporate Controller,
                                      Chief Accounting Officer











Dated:   May 14, 1996

                               EXHIBITS TO REPORT

                                  ON FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                             SUN MICROSYSTEMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS PER SHARE
                                  (unaudited)
                    (in thousands, except per share amounts)



PRIMARY





                                     Three Months Ended       Nine Months Ended
                                    --------------------    --------------------
                                    March 31,   April 2,    March 31,   April 2,
                                        1996       1995         1996       1995
                                    --------    --------    --------    --------

Net income                          $143,307    $107,547    $354,052    $227,598
                                    ========    ========    ========    ========
Weighted average common
shares outstanding                   183,673     190,888     185,653     190,014

Common - equivalent shares
attributable to stock options
and warrants                          12,070       6,506      10,794       5,686
                                    --------    --------    --------    --------
Total common and common -
equivalent shares outstanding        195,743     197,394     196,447     195,700
                                    ========    ========    ========    ========

Net income per common and
common - equivalent share              $0.73       $0.54       $1.80       $1.16
                                       =====       =====       =====       =====

                             SUN MICROSYSTEMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS PER SHARE
                                  (unaudited)
                    (in thousands, except per share amounts)



FULLY DILUTED





                                     Three Months Ended       Nine Months Ended
                                    --------------------    --------------------
                                    March 31,   April 2,    March 31,   April 2,
                                        1996       1995         1996       1995
                                    --------    --------    --------    --------

Net income                          $143,307    $107,547    $354,052    $227,598
                                    ========    ========    ========    ========

Weighted average common
shares outstanding                   183,673     190,888     185,653     190,014

Common - equivalent shares
attributable to stock options
and warrants                          12,391       6,534      11,213       5,854
                                    --------    --------    --------    --------
Total common and common -
equivalent shares outstanding        196,064     197,422     196,866     195,868
                                    ========    ========    ========    ========
Net income per common and
common - equivalent share              $0.73       $0.54       $1.80       $1.16
                                       =====       =====       =====       =====