Form 10-K
period 1996-06-30
SUN MICROSYSTEMS INC
filed 1996-09-26
CIK 709519

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                         -------------------------------


      (Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT Of 1934 [FEE REQUIRED]

                     For the fiscal year ended June 30, 1996

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from               to

                         Commission file number: 0-15086
                             SUN MICROSYSTEMS, INC.
             (Exact name of registrant as specified in its charter)
                     --------------------------------------

          Delaware                                        94-2805249
 (State of incorporation)                   (I.R.S. Employer Identification No.)

     2550 Garcia Avenue                                 (415)-960-1300
Mountain View, CA 94043-1100
(Address of principal executive                (Registrant's telephone number,
 offices, including zip code)                        including area code)

                         ------------------------------
              Securities pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                          Common Share Purchase Rights
                         ------------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of September 17, 1996, was approximately $10,663,000,000 based upon the last sale price reported for such date on the Nasdaq National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

      The number of shares of the Registrant's Common Stock outstanding as of September 17, 1996 was 182,274,388.

                    ----------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

      Parts of the Annual Report to Stockholders for the fiscal year ended June 30, 1996 are incorporated by reference into Items 1,5,6,7,8 and 14 hereof.

      Parts of the Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 hereof.

                                     PART I

ITEM 1. BUSINESS

General

      Sun Microsystems(TM), Inc. ("Sun(TM) " or the "Company") is a leading supplier of enterprise network computing products including workstations, servers, software, microprocessors, and a full range of services and support. Sun's products command a significant share of a rapidly growing segment of the computer industry: networked computing environments. The Company's products are used for many demanding commercial and technical applications in various industries. Sun has differentiated itself from its competitors by its commitment to the network computing model and the UNIX(TM) operating system, its rapid innovation and its open systems architecture.

      Sun conducts its business through various operating entities and divisions organized around the Company's principal areas of added value. The individual businesses generally operate independently within their charters, but with the common corporate strategic vision of being a leading force in network computing. Sun believes this organizational structure allows it to more efficiently focus on its customers and the products, channels and markets necessary to serve them. Sun's primary operating businesses are as follows:

      Sun Microsystems Computer Company(TM) ("SMCC") - SMCC is responsible for designing, manufacturing, and selling workstations and servers incorporating the Scaleable Processor Architecture ("SPARC") for open network computing environments. These workstations and servers are offered with the Solaris software environment, licensed by SunSoft, Inc. to SMCC.

      SunService(TM) Division ("SunService") - A leading UNIX service organization, SunService provides a wide range of global services for heterogeneous network computing environments, including system support, education, information technology (IT) consulting, systems integration, and system/network management.

      SunSoft(TM), Inc. ("SunSoft") - SunSoft develops, markets, supplies and supports Solaris(TM), a leading UNIX operating system software environment for enterprise-wide distributed computing environments on SPARC and other volume platforms, Solstice(TM), a complete enterprise-wide network management solution, and WorkShop(TM), visual development tools to quickly and easily create multiplatform applications for the Internet. SunSoft also offers software products for network management and PC desktop integration.

      Sun Microelectronics(TM) (SME)- SME designs and develops high performance SPARC microprocessors, as well as enabling technologies, for SMCC and third party customers.

      SunExpress(TM), Inc. ("SunExpress") - SunExpress, Sun's aftermarketing company, offers easy ordering and quick delivery of accessories, spare parts, options, software and third party products to Sun's installed base and other customers. SunExpress offers competitive prices and high quality services to customers in the after-market using innovative direct marketing techniques.

      JavaSoft(TM) - Sun's newest business, JavaSoft develops, markets and supports the Java(TM) software technology and products based on it. JavaSoft develops applications, tools, and systems platforms to further enhance Java as a programming standard for complex networks such as the Internet and corporate intranets.

      Sun's network computing model and its hardware and software implementations have attracted a large number of software vendors to port their applications to Sun platforms, including an increasing number of vendors of commercial applications. The availability of such third-party software provides Sun and its customers with competitive advantage and strengthens the Company's presence in network computing.

- -----------------------------
Sun, the Sun Logo, Sun Microsystems, SunExpress, SunSoft, SunService, Sun Microelectronics, JavaSoft, Ultra, Enterprise, NEO ,NFS, Joe, Solaris, Solstice, Netra, SolarNet, SunNet Manager, SunSoft Workshop, Sun FORTRAN, Sun Ada, Sunergy, and SunSpectrum are trademarks, registered trademarks or servicemarks of Sun Microsystems, Inc. in the United States and other countries. All SPARC trademarks, including the SCD Compliant logo, are used under license and are trademarks or registered trademarks of SPARC International, Inc. in the United States and other countries. Products bearing SPARC trademarks are based upon an architecture developed by Sun Microsystems, Inc. UNIX is a registered trademark in the United States and other countries, exclusively licensed through X/OpenCompany Ltd.

Products

      Sun believes that customers increasingly demand computer systems that do not limit them to any one vendor's proprietary technology. To respond to customer needs, Sun has been a proponent of the open systems strategy, based on industry standards such as POSIX, X/OPEN and the SPARC Compliance Definition ("SCD"). This open systems strategy offers users and software developers the benefits of compatibility, interoperability, portability, upgradeability and scalability in products. Sun's open systems architecture protects existing customer investments while providing customers with new, innovative technology to allow them to be competitive in their own markets.

  Systems

      Sun offers a full line of workstations from low-cost SPARCstations to high-performance color graphics systems. Its line of multiprocessing servers can provide various resources, including filesharing, system administration, and database and network management.

      The current desktop workstation line includes the low-end color SPARCstation(TM) 4, the SPARCstation 5, the SPARCstation 20 series of uniprocessor and multiprocessor systems, and the new high performance Ultra(TM) series of uniprocessor and multiprocessor systems.

      The SPARCstation 4 is a low priced, fully configured color workstation. Based on the 110 MHz microSPARC II processor, this compact desktop system is designed to satisfy users who demand a low-cost color system that still offers high performance, networking and flexibility.

      The SPARCstation 5 is an accelerated graphics workstation and is one of the industry's lowest priced 24-bit color systems. Based on the 110 MHz microSPARC II processor, this workstation is designed for customers seeking expandability and fast application performance.

      The   SPARCstation  20  offers  a  combination  of  high-end   workstation
performance and functionality at a competitive price.

      The Ultra series of desktop workstations offer a combination of high-end workstation performance and functionality at a competitive price. Available in both uniprocessor and multiprocessor versions, the Ultra series achieves higher performance from the use of UltraSPARC(TM) processors running at speeds of 143mhz to 200mhz, as well as high performance motherboards and ASICs. Designed for users needing more specialized graphics power, the Ultra series features leading edge graphics and networking integrated at the central processing unit
(CPU) level in addition to advanced Creator 3D graphics and networking capabilities as add-on functionality.

      The Company offers a wide range of servers from the low-end uniprocessors SPARCserver 5 and Ultra Enterprise(TM) 1 Server to the Ultra Enterprise 6000 Server, a highly scalable, reliable, enterprise-wide symmetric multiprocessor server.

      The low-end servers also include the multiprocessing Ultra Enterprise 2 Server and the Enterprise 150 workgroup tower server with an integrated storage subsystem. The Company's low-end servers are designed for high performance, exceptional throughput, reliability and affordability. Ideal applications include database, groupware, email, and internet/intranet capabilities. They can also function as computational servers for electrical or mechanical design automation. These systems are highly expandable, offering a range of main memory and hard disk storage configurations.

      For  enterprises,  Sun  offers  its new Ultra  Enterprise  Server  family.
Additionally Sun has recently expanded the breadth of it's server line by acquiring the 6400 SPARC (TM) product line of Cray Business Systems Division along with the SPARC/Solaris fault tolerant product line of Integrated Micro Products plc.

      Sun's Ultra Enterprise Server family offers upgradeability and expandability across this product line. The entry level Enterprise 3000 is a powerful, scalable, versatile, upgradeable and affordable departmental UNIX server in a compact package. The Enterprise 3000 is expandable up to 6 CPU's and shares common CPU boards and peripherals that can be used across the Ultra Enterprise product line to provide flexibility and protect the customers investment. The Enterprise 4000 is expandable up to 14 processors and is one of the most modular and powerful departmental servers offering outstanding performance and the ability to scale system performance and capacity as needs grow. The Enterprise 5000, Sun's entry level datacenter system is expandable up to 14 processors and is packaged in a rack configuration to enable bundling of additional storage in a single enclosure.

      The enterprise 6000 is expandable up to 30 processors and gives customers the ability to deploy large scale, mission critical, applications in a network-based environment. It is the most scalable and expandable Sun server offering the performance and availability required for mainframe-class, mission critical applications.

      The Company's Netra(TM) servers provide preconfigured solutions for Internet and intranet publishing. Sun also offers the SPARCstorage(TM) Array Model 200 Series, a storage subsystem utilizing RAID technology, Sun's affordable, high availability disk storage subsystem.

System Software

      The system software environment is a key component for fulfilling customer needs around the network. The Company continues to focus on providing customer-centric solutions, including the Solaris operating environment with built-in networking, WorkShop tools for building network applications, and Solstice software that connects it all together and manages the entire computing enterprise. The Company believes it derives competitive advantage from the stability resulting from its many years of experience with operating system software. The Company's principal software products are as follows:

      Solaris - Solaris products include all desktop, workgroup and enterprise operating system software products for SPARC and Intel platforms. The Solaris advanced operating system provides a scalable, secure, and reliable platform for corporate computing, intranet/internet business requirements, powerful enterprise databases and high performance technical computing environments.

      Solstice Enterprise Management Products - The Company's principal enterprise computing management environment, Solstice enables customers to manage every part of a network regardless of servers and desktops. Solstice utilizes distributed computing technologies to scale and manage global heterogeneous networks, such as those in telecommunications and financial services companies. Solstice products decrease the complexity of managing enterprise-wide networks while significantly lowering the total cost of operation, giving companies the flexibility of distributed computing with the control of centralized management. Solstice is one of the industry's leading network management platforms and includes a next-generation enterprise management platform, SunNet Manager and a complete line of system administration and management tools.

      Networking Products - Networking products are central to Sun's open systems architecture. These products provide networking capabilities that make distributed resources easily accessible by PC's, workstations, servers and other computing devices on a single network. These products also integrate heterogeneous global, department, local and remote network resources into company-wide information systems. The Company is committed to developing networking products that adhere to and promote open industry networking standards and technologies in emerging areas such as the Internet and intranet. The Company's networking products include the SolarNet(TM) family of PC-to-enterprise networking solutions. The Company's fast growing line of software products for the Internet includes a broad set of solutions spanning internet access, security, and publishing for the World Wide Web. Web NFS(TM), Sun's newest NFS technology, provides a rapid file access standard for the Internet.

      Developer Products - Developer products include programming tools for professional software developers for UNIX, including Solaris, HP-UX, UnixWare, and Java. These products provide a powerful, comprehensive software development environment to enable the development of next-generation, network-based, client/server, and intranet/internet applications. Specific products include SunSoft WorkShop(TM) for C, Sun FORTRAN(TM), Sun Ada(TM), and software developer kits for developers of Solaris applications. The Java Developers Kit enables developers to create Java applets, which are miniature applications that run inside a World Wide Web page, as well as Java applications.

      NEO/Joe(TM) - The NEO(TM) product family provides object-oriented development tools, system administration tools, and transparent networking to lower the costs of creating, customizing, and maintaining applications. Joe, a part of the NEO family, delivers business applications from the corporate enterprise to the public internet by directly connecting Java-based web browsers to existing business applications.

      JavaSoft Products - In fiscal 1996, the Company established a new operating division that is chartered to develop, market and support Java, a robust, object-oriented, secure programming language. The Java Application Environment (JAE) is one of the first widely accepted application environments to enable the platform - independent development of application software. In fiscal 1996, Sun licensed JAE to over thirty computer and software companies, including several high volume operating system vendors. These vendors plan to integrate JAE into their operating systems so that applications written in Java will run on their systems.

Sales, Distribution and Marketing

      Sun maintains a presence in most major markets and sells computer systems, software and services to its customers worldwide through a combination of direct and indirect channels. The Company also offers off-the-shelf software and component products such as CPU chips, ASIC's and embedded boards on an OEM basis to other hardware manufacturers, as well as supplies after-market and peripheral products to its end user installed base, both directly and through independent distributors and resellers.

      In general, the Company's direct sales force is compensated on a channel-neutral basis to reduce potential channel conflict with the Company's distribution partners. Distribution channels include:

           - a direct sales force selling to selected end-user named accounts and numerous indirect channels.

           - systems integrators, both government and commercial who serve the market for large commercial projects requiring substantial analysis, design, development, implementation and support of custom solutions;

           - master resellers who supply product and provide product marketing and technical support services to the Company's smaller Value Added Resellers ("VARs");

           - VARs who provide added value in the form of software packages, proprietary software development, high-end networking integration, vertical integration, vertical industry expertise, training, installation and support;

           - OEMs who integrate the Company's products with other hardware and software; and

           - independent distributors who primarily cover markets in which Sun does not have a direct presence.

The growth and management of the reseller channels is very important to the future revenues and profitability of the Company. Channel partners account for greater than 50% of Sun's revenue today and will continue to play a key role in providing value and service and support that are critical to Sun's long term success.

      The Company's direct systems sales force serves educational institutions, software vendors, governments, businesses and other strategic accounts. The Company has approximately 80 sales and service offices in the United States and approximately 100 sales and service offices in 41 other countries. In addition, it uses independent distributors in approximately 150 countries, sometimes in concert with other resellers and direct sales operations.

      Revenues from outside the United States, including those from end users, resellers and distributors, constituted approximately 51% of net revenues in fiscal 1996, 1995 and 1994. Direct sales made in countries outside of the United States are generally priced in local currencies and are, therefore, subject to currency exchange fluctuations. The net impact of currency fluctuations on net revenues and operating results cannot be precisely measured as the company's product mix and pricing change over time in various markets, partially in response to currency movements. To minimize currency exposure gains and losses, the company borrows funds in local currencies, enters into forward exchange contracts, purchases foreign currency options and promotes natural hedges by purchasing components and incurring expenses in local currencies whenever feasible. Sun's sales to overseas customers are made under export licenses that must be obtained from the United States Department of Commerce. Protectionist trade legislation in either the United States or other countries, such as a change in the current tariff structures, export compliance laws or other trade policies, could adversely affect Sun's ability to sell or to manufacture in international markets. Sales to or through C. Itoh Technoscience Co. Ltd., Fujitsu, Ltd. and Toshiba Corporation together represent a significant portion of Sun's revenues in Japan. See Note 9 of Notes to Consolidated Financial Statements incorporated by reference for additional information concerning sales to foreign customers and industry segments.

      Seasonality affects the Company's revenues and operating results, particularly in the first quarter of each fiscal year. In addition, the Company's operating expenses are increasing as the Company continues to expand its operations, and future operating results will be adversely affected if revenues do not increase in proportion with such increased expense levels.

      The Company's marketing activities include advertising in computer publications and the business press, direct mailings to customers and prospects and attendance at trade shows. Sun maintains a customer resource program, Sunergy(TM), which includes live interactive satellite broadcasts and provides electronic access to newsletter and technical information. Sun also sponsors a series of seminars to specific resellers, university customers, end users and government customers and prospects designed to familiarize attendees with the capabilities of the Sun product line.

      Sun's order backlog at June 30, 1996 was approximately $522 million, compared with approximately $323 million at June 30, 1995. Backlog includes only orders for which a delivery schedule within six months has been specified by the customer. Backlog levels vary with demand, product availability and the Company's delivery lead times and are subject to significant decreases as a result of customer order delays, changes or cancellations. As such, backlog levels are not a reliable indicator of future operating results.

Customer Service and Support

      The Company provides expertise in heterogeneous network computing through a full range of global services, including support services (hardware and software systems support), educational services and professional services (IT consulting, systems integration and system/network management). Sun assists both technical and commercial customers, supporting more than a half million systems in 170 countries, training more than 50,000 people annually, and providing consulting, integration and operations assistance to IT organizations worldwide.

      In support services, the field support team of 2,200 includes mostly software support engineers in the solution centers and in field offices. This field force is complemented by third-party service providers, delivering a full range of system support. Investments in field personnel and spare parts to meet the service requirements of the growing installed base are being supplemented by partnerships with third-party service providers. These partners invest in complementary support infrastructure thereby facilitating an expansion of geographical coverage while reducing the Company's investment in fixed resources.

      The Company offers a warranty for parts and labor on its systems, generally for one year from date of sale. The Company maintains and services the products during the warranty period and on a contractual basis after the initial product warranty has expired. Post-warranty support services are primarily offered through a tiered support offering called SunSpectrum(TM). SunSpectrum offers four levels of differentiated support that are packaged as a single price for the system: all hardware, peripherals and software. Warranty and post-warranty services are provided from its over 290 field offices and 25 solutions centers in the United States and overseas handling over 550,000 calls a year.

      In educational services, Sun offers comprehensive skills migration, consulting and courseware. Consultants can perform needs analysis, skills assessment and migration, curriculum design and course customization. Instructor-led courseware addresses the educational needs of many customers including managers, operators, developers, system administrators, and end-users. As an alternative to the classroom, customers may select self-study training, including more than 50 interactive training products geared for all levels of knowledge.

      In the professional services, Sun provides the people, processes, and technology to deliver single point-of-contact solutions tailored to meet customer needs. Sun technical and project management experts help customers plan, implement, and manage heterogeneous computing environments. To plan technical solutions to meet changing business needs, Sun consultants help design IT architectures and plan migrations from legacy systems to network computing. To implement solutions, integration experts help customers develop and deploy distributed computing environments for new applications. To keep the environment operating at peak performance, operations experts help customers manage the complexity of the heterogeneous systems and networks. In addition, Sun helps with all phases of creating and implementing internet solutions.

      The Company is investing in resources in the areas of mission critical support, multivendor support, IT consulting, educational needs consulting and geographic coverage with direct support capability in new emerging markets.

      Certain complex computer systems sold by Sun require that a high level of implementation support be provided to the customer, and consequently, the customer's acceptance of such systems may be delayed in the event Sun does not provide a sufficient level of such service. Delays in customer acceptance could adversely affect the future operating results of the Company.

Product Development

      The Company's research and product development programs are intended to sustain and enhance its competitive position by incorporating the latest worldwide advances in hardware, software, graphics, networking, data communications and storage technologies. Sun's product development efforts, conducted within each of its businesses, are currently focused on enhancing its products' performance and price/performance, as well as reliability, availability, and serviceability, of both the Company's hardware and systems software for the Company's expanding enterprise client-server computing customer base. Additionally, Sun remains focused on system software platforms for Internet and intranet applications, developing advanced workstation and server architectures, designing application-specific integrated circuits and software for networking and distributed computing. Sun product development continues to be committed to including the high-performance implementation of existing standards and the development of new technology standards.

      Sun conducts research and development worldwide principally through facilities in the United States, France, and Japan. Research and development expenses were approximately $657 million, $563 million and $500 million in fiscal 1996, 1995 and 1994, respectively. In recent years, Sun's research and development efforts have focused increasingly on Solaris software and SPARC microprocessors. Sun believes that software development provides and continues to provide significant competitive differentiation. Therefore, Sun currently devotes substantial resources to the development of workgroup software, networking and data communications, video, graphics, object technology and the software development environment.

      The development of high performance computer products, such as the Company's recent development of UltraSPARC, is a complex and uncertain process requiring high levels of innovation from the Company's designers and suppliers, as well as accurate anticipation of customer requirements and technological trends.

      Sun introduced and began shipments of its new enhanced desktop systems based upon the UltraSPARC processors in the second quarter of fiscal 1996. In addition, enhanced server systems based on UltraSPARC were introduced in the fourth quarter of fiscal 1996. Future operating results will depend to a considerable extent on the Company's ability to rapidly and successfully complete the integration of UltraSPARC into the Company's workstation and server product lines.

Manufacturing and Supply

      The Company's manufacturing operations consist primarily of printed circuit board assembly and final assembly, test and quality control of systems, materials and components. Sun has manufacturing facilities in California and Scotland, and distribution facilities in California, the Netherlands and Japan. The Company has continued its efforts to simplify its manufacturing process by reducing the diversity of system configurations offered to customers, increasing the standardization of components across product types and establishing local sources of supply in major geographies.

      Sun uses many standard parts and components in its products and believes there are a number of competent vendors for most parts and components. However, a number of important components are developed by and purchased from single sources due to price, quality, technology or other considerations. In some cases, those components are available only from single sources. In particular, Sun is dependent on Sony Corporation for various monitors and on Fujitsu Limited (Fujitsu) and Texas Instruments, Incorporated for different implementations of SPARC microprocessors. Certain custom silicon parts are designed by and produced on a contractual basis for Sun. The process of substituting a new producer of such parts could adversely affect Sun's operating results. Some suppliers of certain components, including color monitors and custom silicon parts, require long lead times such that it can be difficult for the Company to plan inventory levels of components to consistently meet demand for Sun's products. Certain other components, especially memory integrated circuits such as DRAMs, SRAMs, and VRAMs, have from time to time been subject to industry-wide shortages. Future shortages of components could negatively affect the Company's ability to match supply and demand, and therefore could adversely impact the Company's future operating results.

      The Company is increasingly dependent on the ability of its suppliers to design, manufacture and deliver advanced components required for the timely introduction of new products. The failure of any of these suppliers to deliver components on time or in sufficient quantities, or the failure of any of the Company's own designers to develop advanced innovative products on a timely basis, could result in a significant adverse impact on the Company's operating results. The inability to secure enough components to build products, including new products, in the quantities and configurations required, or to produce, test and deliver sufficient products to meet demand in a timely manner, would adversely affect the Company's net revenues and operating results.

      To secure components for development, production and introduction of new products, the Company frequently makes advanced payments to certain suppliers and often enters into noncancelable purchase commitments with vendors early in the design process. Due to the variability of material requirement specifications during the design process, the Company must closely manage material purchase commitments and respective delivery schedules. In the event of a delay or flaw in the design process, the

Company's operating results could be adversely affected due to the company's obligations to fulfill such noncancelable purchase commitments. Once a hardware product is developed the Company must rapidly bring it to volume manufacturing, a process that requires accurate forecasting of both volumes and configurations, among other things, in order to achieve acceptable yields and costs. Upon introduction of new products, the Company must also manage the transition from older, displaced products to minimize disruptions in customer ordering patterns, reduce levels of older product inventory, and ensure that adequate supplies of new products can be delivered to meet customer demand. The ability of the Company to match supply and demand is further complicated by the need to take pricing actions and the variability of timing of customer orders. As a result, the Company's operating results could be adversely affected if the Company is not able to correctly anticipate the level of demand for the mix of products. Because the Company is continuously engaged in this product development, introduction, and transition process, its operating results may be subject to considerable fluctuation, particularly when measured on a quarterly basis.

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

Competition

      The market for the company's products and services is intensely competitive and subject to continuous, rapid technological change, short product life cycles and frequent product performance improvements and price reductions. Due to the breadth of Sun's product line and the scalability of its products and network computing model, the Company competes in many segments of the computer market across a broad spectrum of customers. The requirements of those customers and the basis of competition varies widely depending on the market segment and types of users.

      Sun's traditional customer base has been in the technical and scientific markets. Competition in this segment is based primarily on system performance, price/performance, availability and performance of application software, robustness of the software development environment, system expandability and upgradeability, adherence to standards, graphics features and performance and product quality and reliability. Increasingly, Sun is finding that its strengths in technical markets, particularly software development, design automation and decision support, along with its network computing focus are enabling expansion into mission critical enterprise applications. Sun's competitors in the technical and scientific markets are primarily Hewlett-Packard Company (HP), International Business Machines Corporation (IBM), Digital Equipment Corporation
(DEC) and Silicon Graphics, Inc. (SGI).

      Sun has been making inroads into commercial markets both with Global 1000 companies which are downsizing and distributing their computer resources, as well as with smaller companies which are upsizing and increasing the capabilities of their network computing systems. Traditionally, competition in these markets has been based on price/performance, capabilities and stability of the systems software, product quality and reliability, ease of system operation and administration, service and support, availability and performance of applications and middleware, database performance, global marketing and distribution capabilities, corporate reputation and name recognition. Increasingly, companies which are downsizing their operations are focusing on distributing their computing capabilities and adopting a model of network computing. Companies which are upsizing typically are increasing their experience in managing larger heterogeneous environments. In addition, Sun is continuing to expand into the Internet and intranet markets. As a result, in both the upsizing and downsizing competitive scenarios, networking capabilities, internet and intranet capabilities and the ability to obtain all of the traditional security, stability and administrative features of a central computing model in a networked environment are significant factors that influence the buying decision and the relative strength of the competition. In both upsizing and downsizing opportunities, Sun's competition tends to come principally from IBM, HP, and DEC, as well as other mini and mainframe computer suppliers. In addition, the Company is facing increasing competition from these competitors as well as from personal computer manufacturers such as Compaq Computer Corporation and Dell Computer Corporation, with respect to products based on microprocessors from Intel Corporation coupled with Windows NT operating system software from Microsoft Corporation. These products demonstrate the viability of certain networked personal computer solutions and have increased the competitive pressure, particularly in the Company's workstation and lower-end server product lines.

      Sun has also encouraged the proliferation of its SPARC technology as a standard in the computer marketplace by licensing much of the technology and promoting open interfaces to the Solaris operating environment, as well as by offering microprocessors and enabling technologies to third party customers.

As a result, several licensees also offer SPARC/Solaris based products that compete directly with Sun's products primarily in the desktop markets.

      The Company expects that the markets for its products, technology and services as well as its competitors within such markets, will continue to change as the combination of these downsizing and upsizing trends shift customer buying patterns to distributed systems employing multiple platform networks. Competition in these markets will also continue to intensify as Sun and its competitors aggressively position themselves to benefit from this shifting of customer buying patterns and demand. The ability to continue to develop leading edge products and rapidly bring them to market will continue to have a significant impact on Sun's competitiveness and it's operating results. In addition, Sun expects to see continued performance improvements in microprocessor technology and products introduced by Intel and Motorola, Inc. Such products, coupled with enhanced operating systems software from Microsoft and other competitors, are expected to continue to provide competitive pressure throughout the company's product range. The Company expects this pressure to intensify in fiscal 1997 with the availability of Pentium Pro systems running Windows' NT server software. While many other technical, service and support capabilities affect a customer's buying decision, Sun's future operating results will depend, in part, on its ability to compete with these technologies.

Patents and Licenses

      Sun currently holds a number of U.S. and foreign patents relating to various aspects of its products and technology. While the Company believes that such patent protection is important, it also believes that patents are of less competitive significance than such factors as innovative skills and technological expertise.

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

      Sun has entered into separate patent exchange agreements with IBM, Cray Research, Inc. (Cray) and Fujitsu. Under each agreement, the parties grant to each other non-exclusive, worldwide rights to patents in their respective patent portfolios. These agreements cover patents issued or applied for during certain limited periods as specified in the agreements. The agreements with Cray and Fujitsu are royalty free. Sun's payment obligations with IBM terminated at the end of fiscal 1995.

      In March 1990, Texas Instruments Incorporated (TI) alleged that a substantial number of the Company's products infringe certain of TI's patents. Based on its discussions with TI, the Company believes that it will be able to negotiate a license agreement with TI, if necessary, and that the outcome of this matter will not have a material adverse effect on Sun's financial position or its results of operations or cash flows in any given fiscal year. Such a negotiated license may or may not have a material adverse impact on Sun's results of operations or cash flows in a given fiscal quarter depending upon various factors including, but not limited, to the structure and amount of royalty payments, offsetting consideration from TI, if any, and the allocation of royalties between past and future product shipments, none of which can be forecast with reasonable certainty at this time.

      On September 12, 1996, Sun received a Complaint filed in the United States District Court, Northern District of Illinois, filed by GEN 17, Inc., alleging patent infringement. See Item 3 "Legal Proceedings" for information regarding the Complaint.

Employees

      As of June 30, 1996, Sun employed approximately 17,400 people. The Company's future operating results will depend on its ability to continue to broaden and develop senior management to attract and retain skilled employees, and on the ability of its management and key employees to manage growth successfully through the enhancement of management information systems and financial controls. The Company expects to continue to increase its number of employees to support demand creation programs, service and support operations, and overall projected growth. None of Sun's employees in the United States is represented by a labor union.

ITEM 2.  PROPERTIES

      Sun conducts its worldwide operations using a combination of leased and owned facilities. The Company believes that, while it currently has sufficient facilities to conduct its operations during fiscal 1997, it will continue to lease and acquire owned facilities throughout the world as its business requires. Properties owned by the Company consist of an approximately 260,000 square foot facility on approximately 20 acres in Palo Alto, California; an approximately 227,000 square foot facility on approximately 30 acres in Linlithgow, Scotland; an approximately 30,000 square foot facility on approximately 2.5 acres in Bagshot, England; approximately 90 acres in Newark, California; and approximately 439,000 square feet on approximately 27 acres in Menlo Park, California. Sun also leases approximately 28 acres in Menlo Park with approximately 596,000 square feet ("Phase II and III") under construction with an estimated completion date of the first quarter of fiscal 1997. Sun leases approximately 270 sales and service offices throughout the world aggregating about 2 million square feet. Sun also leases approximately 3 million square feet for its research and development and manufacturing facilities, primarily in Milpitas, Sunnyvale and Mountain View, California and Chelmsford, Massachusetts. Sun plans to purchase Phases II and III of its Menlo Park campus for approximately $116 million during the second quarter of fiscal 1997. Sun's California manufacturing plant, the majority of its research and development facilities, its Corporate headquarters and other critical business operations are located near major earthquake faults. Operating results could be materially adversely impacted in the event of a major earthquake.

ITEM 3.  LEGAL PROCEEDINGS

       On September 12, 1996, Sun received a Complaint filed in the United States District Court, Northern District of Illinois, filed by GEN 17, Inc., an Illinois corporation ("GEN 17"), alleging infringement of United States Patent Number 4,956,809 (the '809 patent), issued September 11, 1990. The '809 patent was originally assigned to The Mark Williams Company, an Illinois corporation ("MWC"). The '809 patent was recently acquired by GEN 17 from MWC and is titled "Method for Canonical Ordering of Binary Data for Portable Operating Systems." The lawsuit alleges that the patent covers processes used by Sun in the XDR module of Sun's Network File System (NFS). Sun became aware of the '809 patent in late 1990 and received a written opinion from outside patent counsel that Sun does not infringe the claims and that the patent would likely be held invalid. Sun communicated these findings with MWC counsel in 1990 and has had no further communications from MWC or its counsel. Sun intends to vigorously defend itself in this lawsuit and will evaluate the desirability of resolving the matter through a reasonable license or other settlement of the issues. Counsel of GEN 17 has indicated a willingness to discuss a license or settlement. Sun does not believe at this time that the outcome of this matter will have a material adverse impact on Sun's financial position or its results of operations or cash flows in any given fiscal year. Any negotiated license or settlement may or may not have a material adverse impact on Sun's results of operations or cash flows in a given fiscal quarter depending on various factors, including the structure and amount of any settlement, and the allocation of settlement costs between past and future product shipments, none of which can be forecast with reasonable certainty at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      The following sets forth certain information regarding the executive officers of the Company as of September 17, 1996:


           Name             Age                   Position
           ----             ---                   --------
Scott G. McNealy            41      Chairman   of  the   Board  of   Directors,
                                    President and Chief Executive Officer,  Sun
                                    Microsystems, Inc
Kenneth M. Alvares          52      Vice  President,   Human   Resources,   Sun
                                    Microsystems, Inc
Alan E. Baratz              41      President, JavaSoft
Mel Friedman                58      Vice President,  Worldwide Operations,  Sun
                                    Microsystems Computer Company
Lawrence W. Hambly          50      President, SunService Division
Masood A. Jabbar            46      Vice President,  Chief  Financial  Officer,
                                    Sun Microsystems Computer Company
William N. Joy              41      Vice President,  Research and  Development,
                                    Sun Microsystems, Inc.
Michael E. Lehman           46      Vice President,  Chief  Financial  Officer,
                                    Sun Microsystems, Inc.
Michael H. Morris           48      Vice   President,   General   Counsel   and
                                    Secretary, Sun Microsystems, Inc.
Alton D. Page               40      Vice President, Treasurer, Sun Microsystems
                                    Inc.
Frank Pinto                 51      Vice   President,   North   American  Field
                                    Operations,   Sun   Microsystems   Computer
                                    Company
William J. Raduchel         50      Vice  President,   Corporate  Planning  and
                                    Development and Chief Information  Officer,
                                    Sun Microsystems Inc.
George Reyes                42      Vice President,  Corporate Controller,  Sun
                                    Microsystems, Inc.
Joseph P. Roebuck           60      Vice President, Worldwide Field Operations,
                                    Sun Microsystems Computer Company
Edward Saliba               47      Vice  President,  Finance  and  Operations,
                                    SunSoft, Inc.
Janpieter T. Scheerder      47      President, SunSoft, Inc.
Eric E. Schmidt             41      Vice President,  Chief Technology  Officer,
                                    Sun Microsystems, Inc.
John C. Shoemaker           53      Vice President, General Manager, Enterprise
                                    Servers and Storage Group, Sun Microsystems
                                    Computer Company
Chester J. Silvestri        48      President, Sun Microelectronics
Dorothy A. Terrell          51      President, SunExpress, Inc.
Edward T. Zander            49      President, Sun Microsystems Computer Company


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

      Mr. Alan Baratz has served as President, JavaSoft, since February 1996. From August 1994 to November 1995, Mr. Baratz served as President and Chief
Executive Officer of Delphi Internet Services Corp., an Internet services provider. From July 1993 to July 1994, Mr. Baratz served as Director of Strategic Development for IBM Corporation. From January 1991 to June 1993, he served as a Director of High Performance Computing and Communication of IBM Corporation.

      Mr. Freidman has served as Vice President, Worldwide Operations of Sun Microsystems Computer Company since April 1996. From 1989 to April 1996 Mr. Freidman served the Company in various positions including Vice President Supply Management, Vice President California Operations and Vice President Workstations, Servers and Graphics.

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

      Mr. Jabbar has served as Vice President, Finance and Chief Financial Officer of Sun Microsystems Computer Company since June 1994. From July 1992 until June 1994, Mr. Jabbar served as Vice President, Finance and Planning, Worldwide Field Operations of Sun Microsystems Computer Company. From July 1991 to June 1992, he served as Vice President, Finance and Administration, United Sates Field Operations for Sun Microsystems Computer Company and from October 1990 to June 1991, he served as Director, Finance and Administration, United States Field Operations for the Company. From October 1989 to October 1990, he served as Director of United States Field Market for the Company. From April
1988 to October 1989, he served as United States Sales and Service Controller for the company. From December 1986 to April 1988 he served as United States and Intercontinental Sales Controller for the Company.

      Mr. Joy has served as Vice President, Research and Development of the Company since August 1983.

      Mr. Lehman has served as Vice President and Chief Financial Officer of the Company since February 1994. From June 1990 until February 1994, Mr. Lehman served as Vice President and Corporate Controller of the Company. From September 1989 to June 1990 he served as Director of Finance and Administration of Sun Microsystems of California Ltd., one of the Company's Hong Kong subsidiaries. He served as Assistant Corporate Controller of the company from September 1988 to August 1989 and as External Reporting Manager from August 1987 to August 1988.

      Mr. Morris has served as Vice President, General Counsel and Secretary of the Company since October 1987.

      Mr. Page has served as Vice President, Corporate Treasurer of the Company since February 1996. Prior to that time, Mr. Page was a Partner of Ernst & Young, LLP.

      Mr. Pinto has served as Vice President, North American Field Operations of Sun Microsystems Computer Company since July 1995. From January 1993 to June 1995, Mr. Pinto served as Vice President, Northeast Area for Sun Microsystems Computer Company. From June 1989 to December 1992, he served as Metro Regional Director of the Company and from November 1988 to June 1989, he served as the Company's District Manager, Northeast Major OEM District.

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

      Mr. Reyes has served as Vice President and Corporate Controller of the Company since April 1994. From April 1992 to March 1994, Mr. Reyes served as Audit Director for the Company. From April 1991 to April 1992, he was Director of Finance for the Company's ICON operations. From June 1989 to April 1991, he served as Assistant Corporate Controller. From July 1988 to June 1989, Mr. Reyes was the Controller of the Company's General Systems Group. From March 1988 to June 1988, Mr. Reyes served as the Company's Marketing Controller.

      Mr. Roebuck has served as Vice President, Worldwide Field Operations of Sun Microsystems Computer Company since April 1992. From November 1988 to April 1992, he served as Vice President,

United States Field Operations, Sun Microsystems Computer Company and from January 1986 to November 1988, he served as Vice President of Sales for the Company.

      Mr. Saliba has served as Vice President, Finance and Operations of SunSoft, Inc. since February 1996. From May 1994 to February 1996, he served as Finance Director for Sun Microelectronics. From May 1993 to May 1994 he served as Finance Director of Worldwide Field Operations for Sun Microsystems Computer Company. From June 1991 to May 1993 he served as Finance Director for Sun Microsystems Computer Company Engineering. From April 1989 to June 1991 he served as Finance Manager and Director East Coast Operations.

      Mr. Scheerder has served as President of SunSoft, Inc., since August 1995. From April 1995 to August 1995, he served as Vice President, Server Products of Sun Microsystems Computer Company. From March 1992 to April 1995, Mr. Scheerder served as Vice President, Solaris Products of SunSoft, Inc. From August 1991 to March 1992, he was Director of Marketing and Programming of SunSoft, Inc. and from February 1990 to August 1991, he was Vice President, Industry Standard System Development at Data General.

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

      Mr. Shoemaker has served as Vice President, General Manager, Enterprise Server and Storage Group of Sun Microsystems Computer Company since April 1996. From July 1993 to April 1996 he served as Vice President, Worldwide Operations of Sun Microsystems Computer Company. From June 1992 to July 1993 he served as Vice President, U.S. Operations of Sun Microsystems Computer Company. From May 1990 to July 1993, he also served as Vice President, Finance and Planning, Worldwide Operations (on an acting basis since July 1992). He served as Vice President (Acting), Materials, Worldwide Operations from October 1991 to June 1992. From March 1989 to March 1990, he served as Senior Vice President, Electronic Printing Worldwide Marketing, Xerox Corporation. From December 1986 to March 1989, he served as Vice President and General Manager, Document Systems Business, Xerox Corporation.

      Mr. Silvestri has served as President, Sun Microelectronics, a division of the Company, since February 1994. From August 1992 to February 1994, Mr. Silvestri served as Vice President, SPARC Sales. Prior to joining Sun, from December 1986 to August 1992, he served as Vice President and General Manager, Technology Products for MIPS Computer Systems, Inc., later acquired by Silicon Graphics Incorporated.

      Ms. Terrell has served as President of SunExpress, Inc. since August 1991. She held various positions at Digital Equipment Corporation from 1976 to 1991, including Group Manager, Application Specific Interconnect and Packaging in 1991, Manufacturing Manager from 1988 to 1991 and Resource Development Manager, Corporate Manufacturing from 1987 to 1988.

      Mr. Zander has served as President of Sun Microsystems Computer Company since February 1995. From July 1991 to February 1995, Mr. Zander served as President of SunSoft, Inc. From October 1987 to July 1991, he served as Vice President of Corporate Marketing of the Company.

                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

      The information required by this item is incorporated by reference to the inside back cover of Sun's 1996 Annual Report to Stockholders. At September 17, 1996 there were approximately 5,900 stockholders of record.

      The following is a summary of all sales of the Company's Common Stock by the Company's directors and executive officers who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, during the fiscal quarter ended June 30, 1996:


                                                                  Number of
     Officer                      Date         Price            Shares Sold
     -------                      ----         -----            -----------
Alvares, Kenneth                 5/15/96     $59.875                   500
                                 5/28/96     $62.875                   500
                                 5/29/96     $62.00                 12,000


Friedman, Mel                    5/21/96     $60.00                  2,490
                                 5/28/96     $61.50                  1,408
                                 5/28/96     $61.50                  6,000


Hambly, Lawrence                 5/28/96     $62.50                  5,000
                                 5/28/96     $63.00                  5,000
                                 5/28/96     $63.50                  5,000


Lehman, Michael                  4/23/96     $52.1875                1,450


McNealy, Scott                    5/3/96     $57.375                75,000
                                  5/3/96     $57.50                 25,000


Reyes, George                    4/23/96     $50.00                    460
                                 4/23/96     $50.00                  6,000
                                 4/23/96     $50.00                    520


Roebuck, Joseph                  5/28/96     $63.00                 25,000

Scheerder, Jan Pieter            4/19/96     $50.19                  6,000
                                 5/29/96     $61.875                   856


Schmidt, Eric                     5/2/96     $57.625                 5,000
                                 5/20/96     $58.625                 5,000
                                 5/21/96     $60.625                 5,000
                                 5/28/96     $61.125                 5,000
                                 5/30/96     $62.00                  5,000
                                 5/31/96     $61.75                  5,000

                                                                  Number of
     Officer                      Date         Price            Shares Sold
     -------                      ----         -----            -----------

Shoemaker, John                   5/2/96     $56.75                  4,000
                                  5/3/96     $57.125                 4,000
                                 5/14/96     $57.875                 6,000
                                 5/31/96     $63.125                 5,000

Silvestri, Chester               5/13/96     $57.6671                6,000
                                 5/13/96     $57.6671                2,000

Terrell, Dorothy                 5/15/96     $59.875                   500
                                 5/28/96     $62.875                   500

Walsh, Kevin                     5/31/96     $63.00                  8,000

Zander, Edward                   4/24/96     $55.00                 20,000
                                 5/22/96     $59.6875               10,000
                                 5/31/96     $61.125                 7,000
                                 5/31/96     $60.875                 3,000



      In July 1995, the Board of Directors approved a plan to repurchase approximately 24 million shares of the Company's common stock. Repurchases under this plan were completed in August 1996 at the cost of approximately $696 million.

- -------------------

ITEM 6.  SELECTED FINANCIAL DATA

      The information required by this item is incorporated by reference to the information included under the caption "Historical Financial Review" on pages 13 and 14 of Sun's 1996 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this item is incorporated by reference to the information included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 through 21 of Sun's 1996 Annual Report to Stockholders.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is incorporated by reference to the information included under the captions "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Equity", "Notes to Consolidated Financial Statements" and "Report of Ernst & Young LLP, Independent Auditors" on pages 22 through 37 of Sun's 1996 Annual Report to Stockholders.


ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information   regarding  directors  of  the  Company  is  incorporated  by reference from the information contained under the caption "Election of Directors" in Sun's 1996 Proxy Statement for the Company's 1996 Annual Meeting of Stockholders. Current executive officers of the Registrant found under the caption "Executive Officers of the Registrant" in Part 1 hereof is also incorporated by reference into this Item 10.

ITEM 11.     EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference from the information contained under the caption "Executive Compensation" in Sun's 1996 Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

      The information required by this item is incorporated by reference from the information contained under the caption "Information Concerning Solicitation and Voting - Record Date and Outstanding Shares" and "Security Ownership of Management" in Sun's 1996 Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference from the information contained under the caption "Executive Compensation - Summary Compensation Table", "Certain Transactions With Management" and "Employment Contracts and Change-In-Control Arrangements" in Sun's 1996 Proxy Statement.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
             FORM 8-K

      (a)    The following documents are filed as part of this report:

             1. Financial statements that are incorporated herein by reference to the following in Sun's 1996 Annual Report to Stockholders.

                 Consolidated Statements of Income for each of the three years in the period ended June 30, 1996 (page 22).

                 Consolidated  Balance  Sheets at June 30,  1996 and 1995  (page
                 23).

                 Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 1996 (page 24).

                 Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 30, 1996 (page 25).

                 Notes to Consolidated  Financial  statements  (pages 26 through
                 36).

                 Report of Ernst & Young LLP, Independent Auditors (page 37).

             The Company's 1996 Annual Report to Stockholders is not deemed filed as part of this report except for those parts specifically incorporated herein by reference.

             2.  Financial Statement schedule:

                 Page         Schedule         Title
                 ----         --------         -----
                 S-1             II            Valuation and Qualifying Accounts





             All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

3.  Exhibits


Exhibit
Number                               Description
- --------                             -----------

3.1(2)         Amended and Restated Certificate of Incorporation of Registrant.

3.2(9) Bylaws of Registrant, as amended. 3.3(8) Certificate of Amendment of the Restated Certificate of Incorporation of Registrant.

4.3(9) First Amended and Restated Common Shares Rights Agreement dated December 14, 1990, between Registrant and The First National Bank of Boston.

4.4(11) Amendment dated as of October 28, 1991 to the First Amended and Restated Common Shares Rights Agreement dated December 14, 1990.

4.5(12) Second Amendment dated as of August 5, 1992 to the First Amended and Restated Common Shares Rights Agreement dated December 14, 1990.

4.6(17) Third Amendment dated as of November 2, 1994 to First Amended and Restated Commmon Shares Rights Agreement dated December 14, 1990.


4.7(17) Fourth Amendment dated as of November 1, 1995 to First Amended and Restated Common Shares Rights Agreement dated December 14, 1990

10.1(1) Technology Transfer Agreement dated February 27, 1982, for the purchase by the Registrant of certain technology for cash, and related Assumption Agreement dated February 27, 1982

10.3(1)        Form of Founders' Restricted Stock Purchase Agreement.

10.8(1)        Registration Rights Agreement dated as of November 26, 1984.

10.8A(1)       Amendment to Registration Rights Agreement.

10.9(3)        Registrant's   1982  Stock   Option   Plan,   as   amended,   and
               representative forms of Stock Option Agreement

10.10(3)       Registrant's    Restricted   Stock   Plan,   as   amended,    and
               representative form of Stock Purchase Agreement.

10.11(10)      Registrant's 1984 Employee Stock Purchase Plan, as amended.

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

10.48(3) Registrant's 1987 Stock Option Plan and representative form of Stock Option Agreement.

10.51(4) First Amendment to Amended and Restated Term Loan Agreement dated September 22, 1989.

10.56(4) Building Loan Agreement dated May 11, 1989, between Sun Microsystems Properties, Inc. and the Toyo Trust and Banking Company Limited, New York Branch and the related Promissory Note; First Deed of Trust, Assignment of Leases, Rents and Other Income and Security Agreement; Guaranty of Payment; Guaranty of
               Completion  (Sun  Microsystems  Properties,  Inc.);  Guaranty  of
               Completion (Sun Microsystems, Inc.); Shortfall Agreement and Indemnity.

    Exhibit
    Number                                 Description
    -------                                -----------

10.57(4) Note and Warrant Purchase Agreement dated September 26, 1989, between the Registrant, The Ohio National Life Insurance Company, Principal Mutual Life Insurance Company, Pruco Life Insurance Company, The Prudential Life Insurance Company of America, Prudential Property and Casualty Insurance Company and Teachers Insurance and Annuity Association of America and related Common Stock Purchase Annuity Association of America and related Common Stock Purchase Warrant.

10.59(5) Second Amendment to Amended and Restated Term Loan Agreement dated as of October 26, 1989.

10.60(6) Note and Warrant Purchase Agreement dated December 15, 1989, between the Registrant and Metropolitan Life Insurance Company and related Common Stock Purchase Warrant.

10.61(6) Note and Warrant Purchase Agreement dated December 15, 1989, between the Registrant and Allstate Life Insurance Company,
               Modern  Woodmen of  America,  The Ohio  National  Life  Insurance
               Company, The Western and Southern Life Insurance Company, Western-Southern Life Insurance Company and Keystone Provident Life Insurance Company and related Common Stock Purchase Warrant.

10.63(7) Third Amendment to Amended and Restated Term Loan Agreement dated as of April 3, 1990.

10.64(8) Registrant's 1988 Directors' Stock Option Plan and representative form of Stock Option Agreement.

10.65(16)      Registrant's  1990 Employee  Stock  Purchase  Plan, as amended on
               August 9, 1995.

10.66 Registrant's 1990 Long-Term Equity Incentive Plan, as amended on August 15, 1996.

10.66A(10)     Representative  form of agreement to Registrant's  1990 Long-Term
               Equity Incentive Plan.


10.69(10)      Fourth  Amendment  to Amended and  Restated  Term Loan  Agreement
               dated June 27, 1991.

10.73(10)      Representative  form of letter  dated June 25,  1991  between the
               Registrant and the insurance companies who are parties to the Note and Warrant Purchase Agreements dated September 16, 1986 and
               December 15, 1989.

10.74(10)      Software  Distribution  Agreement  dated  January 28, 1991 by and between the Registrant and UNIX Systems Laboratories, Inc.

10.75(13)      Promissory  Notes from Kenneth  Alvares to the  Registrant  dated
               June 10, 1992 and July 13, 1992

10.77(14)      Lease Agreement  between BNP Leasing  Corporation and Registrant, effective as of September 25, 1992.

10.79(14)      Amendments to Note and Warrant  Purchase  Agreement dated May 26,
               1993.

    Exhibit
    Number                             Description
    -------                            ------------

10.82 Revolving Credit Agreement dated June 28, 1996, between the Registrant; Citicorp USA, Inc.; Bank of America National Trust and Savings Association; ABN AMRO Bank N.V.; The First National Bank of Boston; Barclays Bank PLC; Morgan Guaranty Trust Company of New York; The Fuji Bank Limited, San Francisco Agency; The Toronto-Dominion Bank; The Toyo Trust and Banking Co. Ltd.; The Sumitomo Bank, Limited; The Sakura Bank Limited, San Francisco Agency; Banque Nationale de Paris; Bayerische Vereinsbank AG, Los Angeles Agency; The Industrial Bank of Japan, Limited, San Francisco Agency; Swiss Bank Corporation.

10.83(15)      Receivables  Purchase  Agreement dated as of August 5, 1994 among the Registrant, SunExpress, Inc., Sun Microsystems Federal, Inc.,
               SunSoft Inc.,  J.P.  Morgan  Delaware and Morgan  Guaranty  Trust
               Company of New York.

10.84(16)      Registrant's  Non-Qualified Deferred Compensation Plan dated July
               1, 1995.

10.85(16)      Registrant's Section 162 (m) Executive Officer  Performance-Based
               Bonus Plan dated August 9, 1995.

10.86          First   Amendment   to  Lease   Agreement   between  BNP  Leasing
               Corporation and Registrant, effective as of September 23, 1994

11.0           Statement of computation of earnings per share.

13.0 1996 Annual Report to Stockholders (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).

22.0           Subsidiaries of Registrant

23.1           Consent of Ernst & Young LLP, Independent Auditors.

24.0           Power of Attorney (See page 23).

27.0           Financial Data Schedule

- ------------------

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

(4) Incorporated by reference to identically numbered exhibits filed as exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989.

(5) Incorporated by reference to Exhibits 19.0 and 19.3 filed as exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 1989.

(6) Incorporated by reference to Exhibits 19.0 and 19.1 filed as exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 29, 1989.

(7) Incorporated by reference to Exhibits 19.0 and 19.1 filed as exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1990.

(8) Incorporated by reference to identically numbered exhibits filed as exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990.

(9) Incorporated by reference to Exhibits 3.1 and 4.1 filed as exhibits to the Registrant's Report on Form 8-K filed on December 28, 1990.

(10) Incorporated by reference to identically numbered exhibits filed as exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

(11) Incorporated by reference to Exhibit 4.0 filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 1991.

(12) Incorporated by reference to Exhibit 3 filed as an exhibit to the Registrant's Form 8 Amendment No. 3 to Registration Statement on Form 8-A filed on September 16, 1992.

(13) Incorporated by reference to identically numbered exhibits filed as exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992.

(14) Incorporated by reference to identically numbered exhibits filed as exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

(15) Incorporated by reference to identically numbered exhibits filed as exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

(16) Incorporated by reference to identically numbered exhibits filed as exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(17) Incorporated by reference to identically numbered exhibits filed as exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 1995.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SUN MICROSYSTEMS, INC.
                                     Registrant

September 26, 1996


                                  By:   /s/ MICHAEL E. LEHMAN
                                     ------------------------------------------
                                            Michael E. Lehman
                                     Vice President and Chief Financial Officer

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



            Signature                                    Title                                Date
            ---------                                    -----                                ----

     /s/ SCOTT G. McNEALY                    Chairman of the Board of Directors,         September 26, 1996
- -------------------------------              President and Chief Executive Officer
        (Scott G. McNealy)                   (Principal Executive Officer)

    /s/ MICHAEL E. LEHMAN                    Vice President and Chief Financial          September 26, 1996
- -------------------------------              Officer (Principal Financial Officer)
       (Michael E. Lehman)

     /s/ GEORGE REYES                        Vice President and Corporate Controller     September 26, 1996
- -------------------------------              (Principal Accounting Officer)
        (George Reyes)

    /s/ L. JOHN DOERR                        Director                                    September 26, 1996
- -------------------------------
       (L. John Doerr)

   /s/ JUDITH L. ESTRIN                      Director                                    September 26, 1996
- -------------------------------
      (Judith L. Estrin)

   /s/ ROBERT J. FISHER                      Director                                    September 26, 1996
- -------------------------------
      (Robert J. Fisher)

   /s/ ROBERT L. LONG                        Director                                    September 26, 1996
- -------------------------------
      (Robert L. Long)

   /s/ M. KENNETH OSHMAN                     Director                                    September 26, 1996
- -------------------------------
      (M. Kenneth Oshman)

   /s/ A. MICHAEL SPENCE                     Director                                    September 26, 1996
- -------------------------------
      (A. Michael Spence)

                                       23

                                                                     SCHEDULE II


                             SUN MICROSYSTEMS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                                           Balance at     Charged to                  Balance at
                                                           Beginning      Costs and      Deduction/     End of
                     Description                           of Period      Expenses       Write-off      Period
                     -----------                           ----------     ----------     ----------   ----------

Year ended June 30, 1994:
  Accounts receivable allowances.........................    $51,462       $167,281       $138,898     $79,845
                                                             =======       ========       ========     =======
Year ended June 30, 1995:
  Accounts receivable allowances.........................    $79,845       $186,993       $167,231     $99,607
                                                             =======       ========       ========     =======
Year ended June 30, 1996:
  Accounts receivable allowances.........................    $99,607       $189,782       $188,659     $100,730
                                                             =======       ========       ========     ========
