Form 10-Q
period 1996-09-29
SUN MICROSYSTEMS INC
filed 1996-11-13
CIK 709519

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
__X__Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the Securities
     Exchange  Act  of 1934 for the quarterly period ended September 29, 1996 or

_____Transition  report  pursuant  to  Section  13  or  15(d)  of the Securities
     Exchange Act of 1934 for the transition period from ______ to _______

                         Commission file number:0-15086

                             SUN MICROSYSTEMS, INC.
             (Exact Name of registrant as specified in its charter)

                  Delaware                               94-2805249
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                2550 Garcia Avenue, Mountain View, CA 94043-1100
             (Address of principal executive offices with zip code)

Registrant's telephone number,                         (415) 960-1300
    including area code:

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

                            YES  X        NO______
                                ---

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

                            YES ____       NO______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                              Outstanding at September 29, 1996
Common stock - $0.00067 par value                        183,648,532

                                      INDEX



                                                                            PAGE
                                                                            ----

COVER PAGE                                                                   1

INDEX                                                                        2

PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements
             Condensed Consolidated Balance Sheets                           3
             Condensed Consolidated Statements of Income                     4
             Condensed Consolidated Statements of Cash Flows                 5
             Notes to Condensed Consolidated Financial Statements            6

    Item 2 - Management's Discussion and Analysis of
             Results of Operations and Financial Condition                   8

PART II - OTHER INFORMATION
    Item 5 - Other Information                                               13
    Item 6 - Exhibits and Reports on Form 8 - K                              14

SIGNATURES                                                                   15

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             SUN MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                 September 29,         June 30,
                                                     1996                1996
                                                 -------------         --------
                                                  (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                   $   460,745        $   528,854
     Short-term investments                          203,210            460,743
     Accounts receivable, net                      1,295,429          1,206,612
     Inventories                                     461,842            460,914
     Deferred tax asset                              186,531            177,554
     Other current assets                            245,078            199,059
                                                 ------------       -----------
          Total current assets                     2,852,835          3,033,736
Property, plant and equipment, at cost             1,356,148          1,282,384
Accumulated depreciation and amortization           (793,255)          (748,535)
                                                 ------------       -----------
                                                     562,893            533,849
Other assets, net                                    206,674            233,324
                                                 -----------        -----------
                                                 $ 3,622,402        $ 3,800,909
                                                 ===========        ===========



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                      $     44,923        $     49,161
     Accounts payable                                345,139             325,067
     Accrued liabilities                             777,420             801,550
     Other current liabilities                       265,738             313,491
                                                ------------        ------------
          Total current liabilities                1,433,220           1,489,269
Long-term debt and other obligations                  68,944              60,154
Total stockholders' equity                         2,120,238           2,251,486
                                                ------------        ------------
                                                  $3,622,402          $3,800,909
                                                ============        ============


                             See accompanying notes

                             SUN MICROSYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                           Three Months Ended,
                                                       -------------------------
                                                       September 29,  October 1,
                                                           1996         1995
                                                       -------------  ----------
Net revenues                                            $1,859,019    $1,485,278
Cost and expenses:
       Cost of sales                                       972,101       816,833
       Research and development                            186,268       144,085
       Selling, general and administrative ..              524,666       411,416
                                                        ----------    ----------
           Total costs and expenses                      1,683,035     1,372,334
Operating income                                           175,984       112,944
Interest income, net                                         5,472        11,609
                                                        ----------    ----------
Income before income taxes                                 181,456       124,553
Provision for income taxes                                  58,066        39,857
                                                        ----------    ----------
Net income                                              $  123,390    $   84,696
                                                        ==========    ==========

Net income per common and
       and common - equivalent
       share                                            $     0.63    $     0.42
                                                        ==========    ==========

Common and common-equivalent
       shares used in the calculation
       of net income per share                             195,058       199,324
                                                        ==========    ==========



                             See accompanying notes.

                             SUN MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                             Three Months Ended
                                                                         --------------------------
                                                                         September 29,   October 1,
                                                                             1996           1995
                                                                         -----------    -----------

Cash flow from operating activities:
       Net income                                                        $   123,390    $    84,696
       Adjustments to reconcile net income
                to operating cash flows:
                Depreciation, amortization and
                         other non-cash items                                 86,887         72,202
                Tax benefit of options exercised                               7,655         10,737
                Net (increase) decrease in accounts receivable               (88,817)       114,218
                Net increase in inventories                                     (928)       (33,031)
                Net increase  in accounts payable                             20,072         25,345
                Net increase in other current
                         and non-current assets                              (35,988)       (39,544)
                Net decrease in other current
                         and non-current liabilities                         (44,119)      (135,106)
                                                                         -----------    -----------
Net cash provided from operating activities                                   68,152         99,517
                                                                         -----------    -----------
Cash flow from investing activities:
       Acquisition of property, plant and equipment                          (94,890)       (75,900)
       Acquisition of other assets                                            (8,119)       (25,754)
       Acquisition of short-term investments                                 (17,157)      (695,886)
       Maturities of short-term investments                                  270,196      1,146,591
                                                                         -----------    -----------
Net cash provided from investing activities                                  150,030        349,051
                                                                         -----------    -----------
Cash flow from financing activities:
       Issuance of common stock                                                8,595         25,982
       Acquisition of treasury stock                                        (271,344)      (455,032)
       Proceeds from employee stock purchase plans                            17,141         14,794
       Reduction of short - term borrowings, net                              (4,238)       (22,709)
       Reduction of long - term borrowings and other                         (36,445)       (39,857)
                                                                         -----------    -----------
Net cash used by financing activities                                       (286,291)      (476,822)
                                                                         -----------    -----------
Net decrease in cash and cash equivalents                                $   (68,109)   $   (28,254)
                                                                         ===========    ===========
Supplemental disclosures of cash flow information:
       Cash paid during the period for:
       Interest                                                          $     4,189    $     5,388
       Income taxes                                                      $    46,524    $    64,454

                                               See accompanying notes.

                             SUN MICROSYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Sun Microsystems, Inc. ("Sun" or the "Company") and its wholly - owned subsidiaries. Intercompany accounts and transactions have been eliminated. Certain amounts from prior years have been reclassified to conform to current year presentation.

         While the quarterly financial information is unaudited, the financial statements included in this report reflect all adjustments (consisting of normal recurring accruals) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for the interim periods are not necessarily indicative of the results for the entire year. The information included in this report should be read in conjunction with the 1996 Annual Report to Stockholders which is incorporated by reference in the Company's 1996 Form 10-K.

INVENTORIES (in thousands)

                               September 29, 1996                 June 30, 1996
                               ------------------                 -------------
         Raw materials              $276,801                         $267,811

         Work in process              59,722                           58,337

         Finished goods              125,319                          134,766
                                    --------                         --------

                                    $461,842                         $460,914
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

STOCK SPLIT

On August 8, 1996, the Company announced a two-for-one stock split (payable as a stock dividend), subject to stockholder approval of an increase in the Company's authorized shares of common stock. Subject to receiving such stockholder approval, stockholders of record as of the close of the business on November 18, 1996, will be issued on December 10, 1996 one additional share of common stock for each share of common stock held. The amounts presented for October 1, 1995, June 30, 1996, and September 29, 1996 do not reflect the stock split.

COMMON STOCK REPURCHASE

In July 1995, the Board of Directors approved a plan to repurchase approximately 24 million shares of the Company's common stock. Repurchases under this plan were completed in August 1996 at a total cost of approximately $696 million of which approximately 4.4 million shares were repurchased for $236 million in first quarter of 1997. In addition, the Company's Board of Directors approved a systematic repurchase program in August which will enable the Company to systematically repurchase a portion of the shares it expects to issue under its 1990 Long-Term Equity Incentive Plan. Total repurchases under the Long-term Equity Incentive Plan repurchase program will not exceed $450,000,000. Approximately 440,000 shares and 180,000 shares were repurchased under the ESPP systematic stock buyback program and Long-Term Equity Incentive Plan buyback program, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                  OPERATIONS AND FINANCIAL CONDITION

The following table sets forth items from the Condensed Consolidated Statements of Income as a percentage of net revenues:

                                              Three Months Ended,
                                              -------------------
                                          September 29,      October 1,
                                              1996              1995
                                              ----              ----
Net revenues                                 100.0%            100.0%

Cost of sales                                 52.3              55.0
                                             -----             -----
         Gross margin                         47.7              45.0
Research and development                      10.0               9.7
Selling, general and administrative           28.2              27.7
                                             -----             -----
Operating income                               9.5               7.6
Interest income, net                            .3               0.8
                                               ---             -----

Income before income taxes                     9.8               8.4
Provision for income taxes                     3.2               2.7
                                             -----             -----

         Net income                            6.6%              5.7%
                                             =====             =====

RESULTS OF OPERATIONS

Net revenues

Net revenues were $1.859 billion for the first quarter of fiscal 1997, representing an increase of 25.2 % over the corresponding period of fiscal 1996. Over two-thirds of the growth in revenues resulted from strong demand for richly configured servers, and high-end desktop systems, and from memory, storage options, and accessories shipped as part of system sales and as separate orders. The remaining increase reflects growth in revenues from other Sun businesses, including service, aftermarketing, microprocessors, and software.

Domestic net revenues increased by 25.8% while international net revenues (including United States exports) grew 24.5% in the first quarter of fiscal 1997 compared with the corresponding period of fiscal 1996. European net revenues increased 26.6% while net revenues in rest of world increased 22.4% in the first quarter of fiscal 1997 when compared with the corresponding periods of fiscal 1996. These increases are due primarily to continued strengthening of the markets in Japan, and the United Kingdom and the expanding markets in Korea and Latin America.

Compared with the first quarter of fiscal 1996, the dollar in the first quarter of fiscal 1997 has remained relatively consistent against most major European currencies and strengthened significantly against the Japanese Yen.

Management has estimated that the net impact of currency fluctuations on operating results, while slightly unfavorable, was not significant in the quarter ended September 29, 1996.

Gross margin

Gross margin was 47.7% for the first quarter of fiscal 1997, compared with 45% for the corresponding period of fiscal 1996. The increase in the gross margin reflects the effects of increased revenue generated from richly configured, higher margin servers and memory storage options.

While the factors described above resulted in a favorable impact on gross margin for the first quarter of fiscal 1997, systems and memory repricing actions are likely to be initiated in the future, which could result in downward pressure on gross margins. Sun's future operating results could be adversely affected if such repricing actions were to occur and the Company is unable to mitigate the margin pressure by maintaining a favorable mix of systems, software, service, and other revenues and / or by achieving component cost reductions and operating efficiencies.

Research and development

Research and development (R&D) expenses were $186.3 million in the first quarter of fiscal 1997, compared with $144.1 million for the corresponding period of fiscal 1996. As a percentage of net revenues, R&D expenses increased to 10% for the first quarter of fiscal 1997 from 9.7% in the corresponding period of fiscal 1996. Approximately half of the dollar increase in the first quarter of fiscal 1997 over the corresponding period in fiscal 1996 reflects continued development of UltraSPARC systems and further development of products acquired through the acquisitions of Integrated Micro Products, plc and Cray Business Systems, a division of Cray Research, Inc. The remaining increase in dollar amount of R&D expenses is due primarily to increased compensation as a result increased staffing.

Selling, general and administrative

Selling, general and administrative (SG&A) expenses were $524.7 million in the first quarter of fiscal 1997 compared with $411.4 million for the same period of fiscal 1996. As a percentage of net revenues, SG&A expenses increased to 28.2% in the first quarter of fiscal 1997 from 27.7% in the corresponding period of fiscal 1996. Approximately half of the dollar increase in 1997 is attributable to increased marketing costs related to new product introductions and other promotional programs, and an increase in sales headcount as compared to the first quarter of fiscal 1996. The dollar increase also reflects investments aimed at improving Sun's own business processes.

Interest income, net

Net interest income was $5.5 million for the first quarter of fiscal 1997, compared with $11.6 million in net interest income for the corresponding period in fiscal 1996. The decrease in 1997 is primarily the result of lower interest earnings on a smaller portfolio of cash and short-term investments.

Income taxes

The Company's effective income tax rate for the first quarters of both fiscal 1997 and 1996 was 32%.

FUTURE OPERATING RESULTS

This following section of the report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties so that actual results may vary materially.

The future operating results discussed below represent specific risks which could impact the financial condition and results over the next few quarters. This information below should be read in conjunction with the Company's Form 10-K Annual Report to Stockholders for its fiscal year ended June 30, 1996 ("1996 Form 10-K), as well as with the 1996 Annual Report to Stockholders which is incorporated by reference into the Company's 1996 Form 10-K.

The market for Sun's products and services is intensely competitive and subject to continuous, rapid technological change, short product life cycles and frequent product performance improvements and price reductions. Due to the breadth of the Company's product lines and the scalability of its products and network computing model, Sun competes in many segments of the network computing market across a broad spectrum of customers. The Company expects the markets for its products and technologies, as well as its competitors within such markets, will continue to change as the rightsizing trend shifts customer buying patterns to network based systems which often employ solutions from multiple vendors. Competition in these markets will also continue to intensify as Sun and its competitors, principally Hewlett-Packard Corporation, International Business
Machines Corporation, Digital Equipment Corporation, and Silicon Graphics, aggressively position themselves to benefit from this shifting of customer buying patterns and demand. The Company is also facing competition from these competitors, as well as other systems manufacturers, such as Compaq Computer Corporation and Dell Computer Corporation, with respect to such competitors products based on microprocessors from Intel Corporation coupled with Windows NT operating system software from Microsoft Corporation. These products demonstrate the viability of certain networked personal computer solutions and have increased the competitive pressure, particularly in the Company's workstation and lower-end server product lines. Finally, the timing of introductions of new products and services by Sun's competitors may negatively impact the future operating results of the Company, particularly when such introductions occur in periods leading up to the Company's introduction of its own new enhanced products. The Company expects this pressure to continue and intensify in fiscal 1997. While many other technical, service and support capabilities affect a customer's buying decision, the Company's future operating results will depend, in part, on its ability to compete with these technologies.

The Company's future operating results will depend to a considerable extent on its ability to rapidly and continuously develop, introduce, and deliver in quantity new systems, software, and service products, as well as new microprocessor technologies, that offer its customers enhanced performance at competitive prices. The development of new high - performance computer products, such as the Company's recent development of UltraSPARC, is a complex and uncertain process requiring high levels of innovation from the Company's designers and suppliers, as well as accurate anticipation of customer requirements and technological trends. Once a hardware product is developed, the Company must rapidly bring such products to volume manufacturing, a process that requires accurate forecasting of volumes, mix of products and configurations, among other things in order to achieve acceptable yields and costs.

Accordingly, with the introduction of the Company's enhanced server systems introduced during fiscal 1996, future operating results will depend to a considerable extent of the Company's ability to closely manage these product introductions, as well as future product introductions , in order to minimize unfavorable patterns of customer orders, to reduce levels of older inventory and to ensure that adequate supplies of new products can be delivered to meet customer demand. The ability of the Company to match supply and demand is further complicated by the Company's need to adjust prices to reflect changing competitive market conditions as well as the variability and timing of customer orders with respect to the Company's older products. As a result, the

Company's operating results could be adversely affected if the Company is not able to correctly anticipate the level of demand for the mix of products. Because the Company is continuously engaged in this product development, introduction, and transition process, its operating results may be subject to considerable fluctuation, particularly when measured on a quarterly basis.

The Company is increasingly dependent on the ability of its suppliers to design, manufacture, and deliver advanced components required for the timely introduction of new products. The failure of any of these suppliers to deliver components on time or in sufficient quantities, or the failure of any of the Company's own designers to develop advanced innovative products on a timely basis, could result in a significant adverse impact on the Company's operating results. The inability to secure enough components to build products, including new products, in the quantities and configurations required, or to produce, test and deliver sufficient products to meet demand in a timely manner, would adversely affect the Company's net revenues and operating results. To secure components for development, production, and introduction of new products, the Company frequently makes advanced payments to certain suppliers and often enters into noncancelable purchase commitments with vendors early in the design process. Due to the variability of material requirement specifications during the design process, the Company must closely manage material purchase commitments and respective delivery schedules. In the event of a delay or flaw in the design process, the Company's operating results could be adversely affected due to the Company's obligations to fulfill such noncancelable purchase commitments.

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

Seasonality also affects the Company's operating results, particularly in the first quarter of each fiscal year. In addition, the Company's operating expenses are increasing as the Company continues to expand its operations, and future operating results will be adversely affected if revenues do not increase accordingly. Additionally, the Company plans to continue to evaluate and, when appropriate, make acquisitions of complimentary technologies, products or businesses. As part of this process, the Company will continue to evaluate the changing value of its assets, and when necessary, make adjustments to them. While the Company cannot predict what effect these various factors may have on its financial results, the aggregate effect of these and other factors could result in significant volatility in the Company's future performance and stock price.

LIQUIDITY AND CAPITAL RESOURCES

Total assets at September 29, 1996 decreased by approximately $179 million from June 30, 1996, due principally to decreases in cash, cash equivalents and short-term investments of $326 million and other long-term assets of $27 million, offset by increases in accounts receivable of $89 million, other current assets of $46 million and property, plant and equipment-net of $29 million. Cash was principally used for the repurchase of 5 million shares of common stock for $271 million, capital expenditures of $95 million, and scheduled debt repayments of $40 million. Other long-term assets decreased primarily due to amortization of capitalized software and intangible assets. The increase in accounts receivable reflects a larger percentage of sales occurring near the end of the quarter and the timing of cash receipts. Other current assets increased due to the timing of payments for insurance and other taxes. The increase in property, plant and equipment reflects capital additions to support increased headcount, primarily in the Company's engineering, service and marketing organizations.

Total liabilities decreased $47 million from June 30, 1996, due principally to a decrease in accrued liabilities of $24 million and other current liabilities of $48 million, offset by an increase in accounts payable of $20 million. The net decrease in accrued liabilities reflects payments of performance based compensation, commissions, and income taxes, offset by an increase in marketing and Employee Stock Participation Program liabilities. The other current liabilities decrease primarily reflects the final payment related to the Company's 10.55% senior notes due September 1996. The increase in accounts payable reflects increased inventory receipts during the last three weeks of the quarter as compared to the fourth quarter of fiscal 1996. The Company purchased Phase II and Phase III of its campus located in Menlo Park, California for approximately $116 million in October 1996.

At September 29, 1996, the Company's primary sources of liquidity consisted of cash, cash equivalents and short-term investments of $664 million and a revolving credit facility with banks aggregating $300 million, which was available subject to compliance with certain covenants. The Company believes that the liquidity provided by existing cash and short-term investment balances and the borrowing arrangements described above will be sufficient to meet the Company's capital requirements through fiscal 1997. However, the Company believes the level of financial resources is a significant competitive factor in its industry and may choose at any time to raise additional capital through debt or equity financing to strengthen its financial position, facilitate growth and provide the Company with additional flexibility to take advantage of business opportunities that may arise. The statements regarding the sufficiency of the Company's capital resources are forward looking statements which involve risks and uncertainties and actual results may vary materially as a result of factors described above under "Future Operating Results," as well as factors described under the Caption "Item 1 - Business" in the Company's 1996 Form 10-K.

ITEM 5 - OTHER INFORMATION

SCHEDULE OF SALES BY EXECUTIVE OFFICERS DURING THE QUARTER

      The following is a summary of all sales of the Company's Common Stock by the Company's executive officers and directors who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, during the fiscal quarter ended September 29,1996:

    OFFICER/               DATE                  PRICE           NUMBER OF
    DIRECTOR                                                     SHARES SOLD
    ============================================================================

Michael Lehman            8/8/96                $55.00           10,000
                          8/9/96                $56.00            5,000
                          8/9/96                $55.50            5,000
                          8/28/96               $56.5625          5,000
                          8/28/96               $57.00            1,000

Michael Morris            8/1/96                $55.315           8,000
                          8/5/96                $57.44            4,000
                          8/12/96               $54.94            3,200

Kenneth M. Oshman         8/22/96               $55.00           15,000
                          8/23/96               $55.00           10,000
                          8/23/96               $55.00            5,000

Frank Pinto               8/29/96               $56.34           11,000

William Raduchel          8/14/96               $55.5313         10,000
                          8/14/96               $55.325          10,000
                          8/14/96               $56.0728         39,500

George Reyes              8/28/96               $55.94            5,000
                          8/28/96               $56.125           4,000

Janpieter Scheerder       7/29/96               $52.94            4,000
                          8/2/96                $57.19            6,000
                          8/9/96                $55.815           6,600
                          8/12/96               $55.19           12,000
                          8/15/96               $55.503          12,000
                          8/29/96               $56.19            3,600

Eric Schmidt              8/29/96               $56.125           5,000
                          8/30/96               $54.375           5,000

Edward Zander             8/28/96               $56.0625          5,000

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  a) EXHIBITS

           3.3        Registrant's   Amended   and   Restated   Certificate   of
                      Incorporation (as amended to date)

          10.87 Promissory Note between the Registrant and Alan E. Baratz dated October 4, 1996.

          10.88       Form of Idemnification Agreement

          11.0        Statement re: Computation of Earnings Per Share

          27.0        Financial data for the period ended September 29, 1996



  b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended September 29, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SUN MICROSYSTEMS, INC.



                                   BY

                                      /s/    Michael E. Lehman
                                      ------------------------
                                      Michael E. Lehman
                                      Vice President and Chief Financial Officer



                                      /s/     George Reyes
                                      --------------------
                                      George Reyes
                                      Vice President and Corporate Controller,
                                      Chief Accounting Officer



Dated:   November 13, 1996

                               EXHIBITS TO REPORT
                                  ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996

                             SUN MICROSYSTEMS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS PER SHARE
                                   (unaudited)
                    (in thousands, except per share amounts)

FULLY DILUTED


                                                        Three Months Ended,
                                                    ---------------------------
                                                    September 29,    October 1,
                                                        1996            1995
                                                      --------        --------
  Net income                                          $123,390        $ 84,696
                                                      ========        ========

  Weighted average common
  shares outstanding                                  183,557          189,896

  Common - equivalent shares
  attributable to stock options and warrants           12,106          9,780
                                                      ---------       ---------

  Total common and common -
  equivalent shares outstanding                       195,663         199,676
                                                      =======        ========

  Net income per common and
  common - equivalent share                           $0.63          $  0.42
                                                      =====          =======