Form 10-Q
period 1996-12-29
SUN MICROSYSTEMS INC
filed 1997-02-12
CIK 709519

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
__X__Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the quarterly period ended December 29, 1996 or

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

                   YES___X__                          NO______

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

                   YES______                          NO______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

           Class                                Outstanding at December 29, 1996
Common stock - $0.00067 par value                          368,084,106

                                      INDEX



                                                                          PAGE
                                                                          ----
  COVER PAGE                                                               1

  INDEX                                                                    2

  PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements
                  Condensed Consolidated Balance Sheets                    3
                  Condensed Consolidated Statements of Income              4
                  Condensed Consolidated Statements of Cash Flows          5
                  Notes to Condensed Consolidated Financial Statements     6

         Item 2 - Management's Discussion and Analysis of
                  Results of Operations and Financial Condition            7

  PART II - OTHER INFORMATION

         Item 5 - Other Information                                        12
         Item 6 - Exhibits and Reports on Form 8 - K                       14

  SIGNATURES                                                               15

                         PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

                             SUN MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                    December 29,      June 30,
                                                       1996             1996
                                                   -----------      -----------
                                                   (unaudited)
ASSETS
Current assets:
       Cash and cash equivalents                   $   438,083      $   528,854
       Short-term investments                          312,657          460,743
       Accounts receivable, net                      1,392,873        1,206,612
       Inventories                                     394,919          460,914
       Deferred tax asset                              201,134          177,554
       Other current assets                            229,224          199,059
                                                   -----------      -----------
            Total current assets                     2,968,890        3,033,736
Property, plant and equipment, at cost               1,549,677        1,282,384
Accumulated depreciation and amortization             (848,739)        (748,535)
                                                   -----------      -----------
                                                       700,938          533,849
Other assets, net                                      196,792          233,324
                                                   -----------      -----------
                                                   $ 3,866,620      $ 3,800,909
                                                   ===========      ===========



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Short-term borrowings                       $    26,901      $    49,161
       Accounts payable                                383,981          325,067
       Accrued liabilities                             804,805          801,550
       Other current liabilities                       265,764          313,491
                                                   -----------      -----------
            Total current liabilities                1,481,451        1,489,269
Long-term debt and other obligations                    81,002           60,154
Stockholders' equity                                 2,304,167        2,251,486
                                                   -----------      -----------
                                                   $ 3,866,620      $ 3,800,909
                                                   ===========      ===========


                             See accompanying notes.



                                                       SUN MICROSYSTEMS, INC.
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                             (unaudited)
                                              (in thousands, except per share amounts)


                                                                          Three Months Ended                  Six Months Ended
                                                                    ----------------------------        ----------------------------
                                                                    December 29,      December 31,      December 29,    December 31,
                                                                       1996              1995              1996            1995
                                                                    ----------        ----------        ----------      ----------
Net revenues                                                        $2,081,588        $1,751,383        $3,940,607      $3,236,661
Cost and expenses:
       Cost of sales                                                 1,033,402           972,665         2,005,503       1,789,498
       Research and development                                        201,010           166,295           387,278         310,380
       Selling, general and administrative                             591,331           434,452         1,115,997         845,868
                                                                    ----------        ----------        ----------      ----------
           Total costs and expenses                                  1,825,743         1,573,412         3,508,778       2,945,746
Operating income                                                       255,845           177,971           431,829         290,915
Interest income, net                                                     6,421             7,395            11,893          19,004
                                                                    ----------        ----------        ----------      ----------
Income before income taxes                                             262,266           185,366           443,722         309,919
Provision for income taxes                                              83,925            59,317           141,991          99,174
                                                                    ----------        ----------        ----------      ----------
Net income                                                          $  178,341        $  126,049        $  301,731      $  210,745
                                                                    ==========        ==========        ==========      ==========

Net income per common and
       and common-equivalent
       share                                                        $     0.46        $     0.32        $     0.77      $     0.54
                                                                    ==========        ==========        ==========      ==========

Common and common-equivalent
       shares used in the calculation
       of net income per share                                         388,738           388,600           389,428         393,598
                                                                    ==========        ==========        ==========      ==========


                                                       See accompanying notes.


                                                       SUN MICROSYSTEMS, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (unaudited)
                                                           (in thousands)

                                                                                                         Six Months Ended
                                                                                               ------------------------------------
                                                                                               December 29,             December 31,
                                                                                                   1996                     1995
                                                                                               -----------              -----------
Cash flow from operating activities:
       Net income                                                                              $   301,731              $   210,745
       Adjustments to reconcile net income
                to operating cash flows:
                Depreciation, amortization and
                         other non-cash items                                                      198,788                  172,120
                Increase in accounts receivable                                                   (186,261)                 (30,688)
                Decrease (increase) in inventories                                                  65,995                  (60,264)
                Increase in accounts payable                                                        58,914                   40,498
                Net increase in other current
                         and non-current assets                                                    (37,045)                 (35,566)
                Net increase (decrease) in other current
                         and non-current liabilities                                                12,517                  (62,899)
                                                                                               -----------              -----------
Net cash provided from operating activities                                                        414,639                  233,946
                                                                                               -----------              -----------
Cash flow from investing activities:
       Acquisition of property, plant and equipment                                               (301,582)                (137,380)
       Acquisition of other assets                                                                 (22,241)                 (47,892)
       Acquisition of short-term investments                                                      (221,081)              (1,027,664)
       Maturities of short-term investments                                                        371,676                1,538,666
                                                                                               -----------              -----------
Net cash (used by) provided from investing activities                                             (173,228)                 325,730
                                                                                               -----------              -----------
Cash flow from financing activities:
       Issuance of common stock                                                                     18,101                   29,814
       Acquisition of treasury stock                                                              (329,531)                (484,047)
       Proceeds from employee stock purchase plans                                                  37,303                   27,770
       Reduction of short - term borrowings, net                                                   (22,260)                 (36,909)
       Reduction of long - term borrowings                                                         (35,795)                 (39,582)
                                                                                               -----------              -----------
Net cash used by financing activities                                                             (332,182)                (502,954)
                                                                                               -----------              -----------
Net increase (decrease)  in cash and cash equivalents                                          $   (90,771)             $    56,722
                                                                                               ===========              ===========
Supplemental disclosures of cash flow information:
       Cash paid during the period for:
       Interest                                                                                $     8,198              $     9,669
       Income taxes                                                                            $   122,888              $   131,396


                                                       See accompanying notes

                                                           5

                             SUN MICROSYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Sun Microsystems, Inc. ("Sun" or "the Company") and its wholly - owned subsidiaries. Intercompany accounts and transactions have been eliminated. Certain amounts from prior years have been reclassified to conform to current year presentation.

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

INVENTORIES (in thousands)

                                December 29, 1996      June 30, 1996
                            -----------------------  -----------------
         Raw materials              $231,730             $267,811

         Work in process              31,081               58,337

         Finished goods              132,108              134,766
                                    --------             --------

                                    $394,919             $460,914
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

STOCK DIVIDEND

The Company declared two-for-one stock split (effected in the form of a stock dividend) to stockholders of record as of the close of business on November 18, 1996. Share and per share amounts presented have been adjusted to reflect the stock dividend.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION

     The  following  table sets  forth  items  from the  Condensed  Consolidated
Statements of Income as a percentage of net revenues:


                                                                        Three Months Ended                   Six Months Ended
                                                                      ------------------------            ------------------------
                                                                  December 29,       December 31,      December 29,     December 31,
                                                                      1996              1995              1996               1995
                                                                     ------            ------            ------             ------
Net revenues                                                          100.0%            100.0%            100.0%            100.0%

Cost of sales                                                          49.6              55.5              50.9              55.3
                                                                      ------            ------            ------            ------
      Gross margin                                                     50.4              44.5              49.1              44.7

Research and development                                                9.7               9.5               9.8               9.6

Selling, general and administrative                                    28.4              24.8              28.3              26.0
                                                                      ------            ------            ------            ------
Operating income                                                       12.3              10.2              11.0               9.1

Interest income, net                                                    0.3               0.4               0.3               0.6
                                                                      ------            ------            ------            ------
Income before income taxes                                             12.6              10.6              11.3               9.7

Provision for income taxes                                              4.0               3.4               3.6               3.1
                                                                      ------            ------            ------            ------
      Net income                                                        8.6%              7.2%              7.7%              6.6%
                                                                      ======            ======            ======            ======
RESULTS OF OPERATIONS

Net revenues

Net revenues were $2.082 billion for the second quarter and $3.941 billion for the first six months of fiscal 1997, representing increases of 18.9 % and 21.7%, respectively, over the comparable periods of fiscal 1996. Approximately eighty percent of the growth in revenues resulted from increased demand for servers, high-end desktop systems, and from memory, storage options, and accessories shipped as part of system sales. The remaining increase reflects growth in revenues from other Sun businesses, including service, aftermarketing, and microprocessors, as compared with the corresponding periods of fiscal 1996.

Domestic net revenues increased by 22.6% and 24.1% while international net revenues (including United States exports) grew 15.4% and 19.5% in the second quarter and first six months of fiscal 1997, respectively, compared with the corresponding periods of fiscal 1996. European net revenues increased 13.9% and 19.3% while net revenues in Rest of World increased 17.3% and 19.6% in the second quarter and first six months of fiscal 1997, respectively, when compared with the same periods of fiscal 1996. These increases are due primarily to continued strengthening of most of the markets in Europe and the expanding markets in Asia.

Compared with the second quarter of fiscal 1996, the dollar has weakened against the British pound sterling and strengthened against the Japanese yen, German mark, and French franc. For the six month period ended December 29, 1996, the dollar has strengthened significantly against the Japanese yen and remained relatively consistent against most major European currencies, compared with the corresponding period of fiscal 1996. Management has estimated that the net impact of currency fluctuations on operating results, while slightly favorable, was not significant in the second quarter or the first six months of fiscal 1997.

Gross margin

Gross margin was 50.4% for the second quarter and 49.1% for the first six months of fiscal 1997, compared with 44.5% and 44.7%, respectively, for the corresponding periods in fiscal 1996. The increase in the gross margin for the periods compared reflects principally the effects of increased revenue generated from higher margin servers and memory storage options and accessories, as well as continued Company cost decreases.

The factors described above resulted in a favorable impact on gross margin for the second quarter and first six months of fiscal 1997. Systems repricing actions may be initiated in the future, which could result in downward pressure on gross margins. Sun's future operating results would be adversely affected if such repricing actions were to occur and the Company were unable to mitigate the margin pressure by maintaining a favorable mix of systems, software, service, and other revenues and by achieving component cost reductions and operating efficiencies.

Research and development

Research and development (R&D) expenses were $201.0 million in the second quarter and $387.3 million for the first six months of fiscal 1997, compared with $166.3 and $310.4 million for the same periods of fiscal 1996. As a percentage of net revenues, R&D expenses increased to 9.7% for the second quarter and 9.8% for the first six months of fiscal 1997, from 9.5% and 9.6% respectively in the comparable periods of fiscal 1996. Slightly less than one-fourth of the dollar increase in the second quarter and the first six months of fiscal 1997 over the comparable periods in fiscal 1996 reflects development of hardware and software products which utilize the Java architecture. The remaining increase for the second quarter and first six months of fiscal 1997 is attributable to continued development of UltraSPARC systems and further development of products acquired through acquisitions of Integrated Micro Products, plc and Cray Business Systems, a division of Cray Research, Inc. and increased compensation as a result of higher levels of staffing.

Selling, general and administrative

Selling, general and administrative (SG&A) expenses were $591.3 million in the second quarter and $1,116.0 million in the first six months of fiscal 1997, compared with $434.5 and $845.9 million for the same periods of fiscal 1996. As a percentage of net revenues, SG&A expenses were 28.4% and 28.3% in the second quarter and first six months of fiscal 1997, respectively, and 24.8% and 26.0%, respectively in the comparable periods of fiscal 1996. Approximately half of the dollar increases are attributable to increased marketing costs related to new product introductions and other promotional programs, and increases related to compensation resulting from higher levels of headcount. The remaining increases reflect costs incurred in connection with the Company's ongoing efforts to improve business processes and cycle times. The Company expects to continue to invest in efforts to achieve additional operating efficiencies through continual review and improvement of business processes. In addition, the Company expects to continue to hire personnel to further expand its demand creation programs and service support organizations.

Interest income, net

Net interest income was $6.4 million for the second quarter and $11.9 million for the first six months of fiscal 1997, compared with $7.4 million and $19.0 million, respectively, for the corresponding periods in fiscal 1996. The decrease from the second quarter of fiscal 1997 is primarily the result of lower interest earnings due to a smaller average portfolio of cash and investments offset by interest savings from reduced debt levels, as compared to the corresponding period in fiscal 1996. The decrease for the first six months of fiscal 1997 is primarily the result of lower interest earnings due to a smaller average portfolio of cash and investments as compared to the corresponding period in fiscal 1996.

Income taxes

The Company's effective income tax rate for the second quarter and the first six months of both fiscal 1997 and 1996 was 32%.

FUTURE OPERATING RESULTS

This following section contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties so that actual results may vary materially.

The future operating results discussed below represent specific risks which could impact the financial condition and results over the next few quarters. This information below should be read in conjunction with the 1996 Annual Report to Stockholders which is incorporated by reference in the Company's 1996 Form 10-K.

The market for Sun's products and services is intensely competitive and subject to continuous, rapid technological change, short product life cycles and frequent product performance improvements and price reductions. Due to the breadth of the Company's product lines and the scalability of its products and network computing model, Sun competes in many segments of the network computing market across a broad spectrum of customers. The Company expects the markets for its products and technologies, as well as its competitors within such markets, will continue to change as the rightsizing trend shifts customer buying patterns to network based systems which often employ solutions from multiple vendors. Competition in these markets will also continue to intensify as Sun and its competitors, principally Hewlett-Packard, International Business Machines, Digital Equipment Corporation, and Silicon Graphics, aggressively position themselves to benefit from this shifting of customer buying patterns and demand. The Company is also facing competition from these competitors, as well as other systems manufacturers, such as Compaq Computer Corporation and Dell Computer Corporation, with respect to such competitors products based on microprocessors from Intel Corporation coupled with Windows NT operating system software from Microsoft Corporation. These products demonstrate the viability of certain networked personal computer solutions and have increased the competitive pressure, particularly in the Company's workstation and lower-end server product lines. Finally, the timing of introductions of new products and services by Sun's competitors may negatively impact the future operating results of the Company, particularly when such introductions occur in periods leading up to the Company's introduction of its own new enhanced products. The Company expects this pressure to continue and to intensify throughout the remainder of fiscal 1997. While many other technical, service and support capabilities affect a customer's buying decision, the Company's future operating results will depend, in part, on its ability to compete with these technologies.

The Company's future operating results will depend to a considerable extent on its ability to rapidly and continuously develop, introduce, and deliver in quantity new systems, software, and service products, as well as new microprocessor technologies, that offer its customers enhanced performance at competitive prices. The development of new high - performance computer products, such as the Company's recent development of the UltraSPARC is a complex and uncertain process requiring high levels of innovation from the Company's designers and suppliers, as well as accurate anticipation of customer requirements and technological trends. Once a hardware product is developed, the Company must rapidly bring such products to volume manufacturing, a process that requires accurate forecasting of volumes, mix of products and configurations, among other things, in order to achieve acceptable yields and costs.

Accordingly, with the introduction of the Company's enhanced server systems during fiscal 1996, future operating results will depend to a considerable extent on the Company's ability to closely manage these product introductions, as well as future product introductions , in order to minimize unfavorable patterns of customer orders, to reduce levels of older inventory and to ensure that adequate supplies of new products can be delivered to meet customer demand. The ability of the Company to match supply and demand is further complicated by the Company's need to adjust prices to reflect changing competitive market conditions as well as the variability and timing of customer orders with respect to the Company's older products. As a result, the Company's operating results could be adversely affected if the Company is not able to correctly anticipate the level of demand for the mix of products. Because the Company is continuously engaged in this product development, introduction, and transition process, its operating results may be subject to considerable fluctuation, particularly when measured on a quarterly basis.

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

Generally, the computer systems sold by Sun, such as the UltraSPARC based products, are the result of hardware and software development, such that delays in the software development can delay the ability of the Company to ship new hardware products. In addition, adoption of a new release of an operating system may require effort on the part of the customer and porting by software vendors providing applications. As a result, the timing of conversion to a new release is inherently unpredictable. Moreover, delays by customers in adopting a new release of an operating system can limit the acceptability of hardware products tied to that release. Such delays could adversely affect the future operating results of the Company.

Seasonality also affects the Company's operating results, particularly in the first quarter of each fiscal year. In addition, the Company's operating expenses are increasing as the Company continues to expand its operations, and future operating results will be adversely affected if revenues do not increase accordingly. Additionally, the Company plans to continue to evaluate and, when appropriate, make acquisitions of complementary technologies, products or businesses. As part of this process, the Company will continue to evaluate the changing value of its assets, and when necessary, make adjustments thereto. While the Company cannot predict what effect these various factors may have on its financial results, the aggregate effect of these and other factors could result in significant volatility in the Company's future performance and stock price.

LIQUIDITY AND CAPITAL RESOURCES

Total assets at December 29, 1996 increased by approximately $66 million from June 30, 1996, due principally to increases in accounts receivable of $186 million, property, plant and equipment-net of $167 million, and other current assets of $30 million, offset by decreases in cash, cash equivalents and short-term investments of $239 million and inventories of $66 million. The increase in accounts receivable reflects a larger percentage of sales occurring near the end of the quarter and the timing of cash receipts. Increase in property, plant and equipment reflects the purchase of Phase II of the campus located in Menlo Park for approximately $100 million and capital additions to support increased headcount, primarily in engineering, service and marketing. Other current assets increased due to the timing of payments for insurance and other taxes. Cash was principally used for the systematic and opportunistic repurchases of 12.1 million shares of common stock for $329 million, capital expenditures of approximately $200 million, purchase of Phase II of the campus located in Menlo Park, and scheduled debt repayments of $40 million, offset by net maturities of short-term investments for $150 million and cash provided from operations. The reduction in inventories reflects improved inventory management.

Total current liabilities decreased $8 million from June 30, 1996, due principally to a decrease in other current liabilities of $48 million and short-term borrowings of $22 million, offset by an increase in accounts payable of $59 million. The decrease in other current liabilities and short-term borrowings reflects the final payment related to the Company's senior notes and scheduled debt repayments. The increase in accounts payable reflects increased inventory receipts during the last three weeks of the quarter as compared to the fourth quarter of fiscal 1996.

At December 29, 1996, the Company's primary sources of liquidity consisted of cash, cash equivalents and short-term investments of $750 million and a revolving credit facility with banks aggregating $300 million, which was available subject to compliance with certain covenants. The Company believes that the liquidity provided by existing cash and short-term investment balances and the borrowing arrangement described above will be sufficient to meet the Company's capital requirements through fiscal 1997. However, the Company believes the level of financial resources is a significant competitive factor in its industry and may choose at any time to raise additional capital through debt or equity financing to strengthen its financial position, facilitate growth and provide the Company with additional flexibility to take advantage of business opportunities that may arise. The sufficiency of the Company's capital resources are forward looking statements which involve risks and uncertainties and actual results may vary materially.

                           PART II - OTHER INFORMATION



  ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 13, 1996, the Annual Meeting of Stockholders of the Company was held in Menlo Park, California. An election of directors was held with the following individuals being elected to the Board of Directors of the Company:

                                Share Voted For          Votes Withheld
                                ---------------          --------------
         Scott G. McNealy        314,141,304               1,592,750
         L. John Doerr           314,200,826               1,533,228
         Judith L. Estrin        314,176,294               1,557,760
         Robert J. Fisher        314,181,142               1,552,912
         Robert L. Long          314,171,094               1,562,960
         M. Kenneth Oshman       314,195,994               1,538,060
         A. Michael Spence       314,172,572               1,561,482

The seven nominees who received the highest number of votes (all of the above individuals) were elected to the Board of Directors. Votes withheld from any nominee were counted for purposes of determining the presence or absence of a quorum.

The stockholders also approved an amendment to the Company's Restated Certificate of Incorporation increasing the number of shares of common stock, par value $0.00067, authorized for issuance thereunder from 300,000,000 to 940,000,000 shares. There were 305,052,626 shares voted for the amendment, 6,386,726 shares voted against the amendment, 918,234 abstentions and 3,376,468 broker non-votes. The affirmative vote of the holders of a majority of the outstanding shares of common stock outstanding on the record date of the Annual Meeting was needed in order to approve the foregoing proposal. Votes cast against the proposal , abstentions and broker non-votes, were counted only for purposes of determining a quorum and were counted as votes against the proposal.

  ITEM 5 - OTHER INFORMATION

  SCHEDULE OF SALES BY EXECUTIVE OFFICERS DURING THE QUARTER

      The following is a summary of all sales of the Company's Common Stock by the Company's executive officers and directors who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, during the fiscal quarter ended December 29, 1996:

      OFFICER/             DATE            PRICE              NUMBER OF
      DIRECTOR                                                SHARES SOLD
      ==========================================================================

  William Joy              11/1/96          $30.8906          40,000
                           11/8/96          $31.937           20,000
                           11/22/96         $28.75            20,000
                           11/22/96         $28.7187          20,000
                           11/25/96         $28.687           20,000
                           11/25/96         $28.4062          20,000
                           11/25/96         $28.6562          20,000
                           11/26/96         $28.2812          40,000

  Michael Lehman           11/7/96          $37.7812           8,000
                           11/7/96          $37.7812           8,000
                           11/7/96          $37.7812           8,000

  Eric Schmidt             11/21/96         $29.687           10,000
                           11/22/96         $28.937           10,000

  John Shoemaker           11/6/96          $31.72            20,000
                           10/31/96         $30.392            2,000

  Chet Silvestri           11/8/96          $32.312           20,000
                           11/27/96         $28.625           20,000

  Michael Spence           11/7/96          $31.9687          20,000

  Dorothy Terrell          11/7/96          $32.0312           6,000
                           11/8/96          $32.5312           6,000
                           11/7/96          $31.7844          20,000
                           11/8/96          $32.7085           6,000

  Edward Zander            11/27/96         $57.0625           5,000

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      a) EXHIBITS

                  10.89 Form of Change of Control Agreement executed by each corporate executive officer of Registrant.

                  10.90 Form of Change of Control Agreement executed by Chief Executive Officer of Registrant.

                  10.91    Form of Vice  President  Change of Control  Severance
                           Plan

                  10.92    Form of  Director-Level  Change of Control  Severance
                           Plan

                  11.0     Statement re: Computation of Earnings Per Share

                  27.0     Financial data for the period ended December 29, 1996

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



                             SUN MICROSYSTEMS, INC.



                             BY

                                    /s/    Michael E. Lehman
                                    ------------------------
                                    Michael E. Lehman
                                    Vice President and Chief Financial Officer



                                    /s/     George Reyes
                                    --------------------
                                    George Reyes
                                    Vice President and Corporate Controller,
                                    Chief Accounting Officer



  Dated:   February 11, 1997

                               EXHIBITS TO REPORT
                               ------------------
                                  ON FORM 10-Q
                                  ------------
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 1996
                ------------------------------------------------