Form 10-Q
period 1997-03-30
SUN MICROSYSTEMS INC
filed 1997-05-12
CIK 709519

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
__X__ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 1997 or

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

                   YES______                          NO______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                                  Outstanding at March 30, 1997
Common stock - $0.00067 par value                           368,872,018

                                      INDEX

                                                                            PAGE
                                                                            ----
  COVER PAGE                                                                  1

  INDEX                                                                       2

  PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements
                  Condensed Consolidated Balance Sheets                       3
                  Condensed Consolidated Statements of Income                 4
                  Condensed Consolidated Statements of Cash Flows             5
                  Notes to Condensed Consolidated Financial Statements        6

         Item 2 - Management's Discussion and Analysis of
                  Results of Operations and Financial Condition               8

  PART II - OTHER INFORMATION

         Item 2-  Changes in Securities                                      14
         Item 5 - Other Information                                          15
         Item 6 - Exhibits and Reports on Form 8 - K                         16

  SIGNATURES                                                                 17

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             SUN MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                     March 30,        June 30,
                                                       1997            1996
                                                   -----------      -----------
                                                   (unaudited)
  ASSETS
Current assets:
       Cash and cash equivalents                   $   484,479      $   528,854
       Short-term investments                          487,581          460,743
       Accounts receivable, net                      1,421,489        1,206,612
       Inventories                                     491,470          460,914
       Deferred tax assets                             203,494          177,554
       Other current assets                            236,132          199,059
                                                   -----------      -----------
            Total current assets                     3,324,645        3,033,736
Property, plant and equipment, at cost               1,591,714        1,282,384
Accumulated depreciation and amortization             (865,256)        (748,535)
                                                   -----------      -----------
                                                       726,458          533,849
Other assets, net                                      171,691          233,324
                                                   -----------      -----------
                                                   $ 4,222,794      $ 3,800,909
                                                   ===========      ===========



  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Short-term borrowings                       $     4,556      $    49,161
       Accounts payable                                521,714          325,067
       Accrued liabilities                             864,843          801,550
       Other current liabilities                       240,515          313,491
                                                   -----------      -----------
            Total current liabilities                1,631,628        1,489,269
Long-term debt and other obligations                   107,266           60,154
Stockholders' equity                                 2,483,900        2,251,486
                                                   -----------      -----------
                                                   $ 4,222,794      $ 3,800,909
                                                   ===========      ===========


                             See accompanying notes.


                                                       SUN MICROSYSTEMS, INC.
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                             (unaudited)
                                              (in thousands, except per share amounts)


                                                                         Three Months Ended                 Nine Months Ended
                                                                         ------------------                 -----------------
                                                                     March 30,         March 31,         March 30,         March 31,
                                                                       1997              1996              1997              1996
                                                                    ----------        ----------        ----------        ----------
Net revenues                                                        $2,114,618        $1,840,028        $6,055,225        $5,076,689
Cost and expenses:
       Cost of sales                                                 1,053,194         1,016,688         3,058,697         2,806,186
       Research and development                                        196,151           164,102           583,429           474,482
       Purchased in-process research and
           development                                                  22,958              --              22,958              --
       Selling, general and administrative                             585,305           457,447         1,701,302         1,303,315
                                                                    ----------        ----------        ----------        ----------
           Total costs and expenses                                  1,857,608         1,638,237         5,366,386         4,583,983
Operating income                                                       257,010           201,791           688,839           492,706
Gain on sale of equity investment                                       62,245              --              62,245              --
Interest income, net                                                     9,438             8,954            21,331            27,958
                                                                    ----------        ----------        ----------        ----------
Income before income taxes                                             328,693           210,745           772,415           520,664
Provision for income taxes                                             105,182            67,438           247,173           166,612
                                                                    ----------        ----------        ----------        ----------
Net income                                                          $  223,511        $  143,307        $  525,242        $  354,052
                                                                    ==========        ==========        ==========        ==========

Net income per common and
       and common-equivalent
       share                                                        $     0.58        $     0.37        $     1.35        $     0.90
                                                                    ==========        ==========        ==========        ==========

Common and common-equivalent
       shares used in the calculation
       of net income per share                                         388,364           391,486           389,073           392,894
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


                                                       SUN MICROSYSTEMS, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (unaudited)
                                                           (in thousands)

                                                                                                        Nine Months Ended
                                                                                                 March 30,                March 31,
                                                                                                   1997                     1996
                                                                                               -----------              -----------
Cash flow from operating activities:
       Net income                                                                              $   525,242              $   354,052
       Adjustments to reconcile net income
                to operating cash flows:
                Depreciation, amortization and
                         other non-cash items                                                      305,884                  251,811
                Gain on sale of equity investment                                                  (62,245)                    --
                Other non-cash items                                                                22,958                     --
                Increase in accounts receivable                                                   (214,877)                (145,656)
                Increase in inventories                                                            (30,556)                (188,327)
                Increase in accounts payable                                                       196,647                   95,584
                Net increase in other current
                         and non-current assets                                                    (91,890)                 (28,460)
                Net increase in other current
                         and non-current liabilities                                               116,271                   59,107
                                                                                               -----------              -----------
Net cash provided from operating activities                                                        767,434                  398,111
                                                                                               -----------              -----------
Cash flow from investing activities:
       Acquisition of property, plant and equipment                                               (403,589)                (222,691)
       Acquisition of other assets                                                                 (27,270)                 (62,421)
       Payment for LongView Technologies acquisition                                               (22,958)
       Acquisition of short-term investments                                                      (473,939)              (1,131,865)
       Maturities of short-term investments                                                        447,574                1,543,880
                                                                                               -----------              -----------
Net cash (used by) provided from investing activities                                             (480,182)                 126,903
                                                                                               -----------              -----------
Cash flow from financing activities:
       Issuance of common stock                                                                     32,482                   43,515
       Acquisition of treasury stock                                                              (398,267)                (504,640)
       Proceeds from employee stock purchase plans                                                  51,287                   38,104
       Proceeds from sale of equity investment                                                      62,245                     --
       Reduction of short - term borrowings, net                                                   (44,605)                 (23,078)
       Reduction of long - term borrowings                                                         (34,769)                 (39,648)
                                                                                               -----------              -----------
Net cash used by financing activities                                                             (331,627)                (485,747)
                                                                                               -----------              -----------
Net (decrease) increase  in cash and cash equivalents                                          $   (44,375)             $    39,267
                                                                                               ===========              ===========
Supplemental disclosures of cash flow information:
       Cash paid during the period for:
                Interest                                                                       $    10,616              $    13,796
                Income taxes                                                                   $   248,172              $   170,492

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

INVENTORIES (in thousands)

                                       March 30, 1997      June 30, 1996
                                       --------------      -------------
Raw materials                            $281,534            $267,811

Work in process                            47,094              58,337

Finished goods                            162,842             134,766
                                         --------            --------

                                         $491,470            $460,914
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

STOCK DIVIDEND

The Company a declared two-for-one stock split (effected in the form of a stock dividend) to stockholders of record as of the close of business on November 18, 1996. Share and per share amounts presented have been adjusted to reflect the stock dividend.

ACQUISITIONS

On February 14, 1997, the Company acquired all of the interests of LongView Technologies LLC, a limited liability development stage company, for $22,957,500 in cash. None of LongView's products had achieved technological feasibility and no alternative future uses have been established by the Company. The transaction was accounted for as a purchase. The excess of the purchase price over the estimated fair value of net tangible assets has been allocated to purchased in - process research and development based upon an independent third party valuation. The purchased in-process research and development resulted in a write-off of $22,957,500.

RECENT PRONOUNCEMENTS

In 1997 Financial Accounting Standards No. 128 ("FAS 128") "Earnings Per Share" was issued and is effective for the fiscal year commencing after December 15, 1997. The Company will be required to change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the three month periods ended March 30, 1997 and March 31, 1996 of $0.03 and $0.02 per share, respectively (and an increase in primary earnings per share for the nine month periods ended March 30, 1997 and March 31, 1996 of $0.07 and $0.05 per share, respectively). The impact of FAS 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

ITEM 2 -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF RESULTS OF  OPERATIONS  AND
          FINANCIAL CONDITION

The following table sets forth items from the Condensed Consolidated Statements of Income as a percentage of net revenues:

                                                          Three Months Ended                   Nine Months Ended
                                                          ------------------                   -----------------
                                                       March 30,        March  31,        March 30,          March 31,
                                                         1997              1996              1997              1996
                                                        ------            ------            ------            ------
Net revenues                                            100.0%            100.0%            100.0%            100.0%

Cost of sales                                            49.8              55.3              50.5              55.3
                                                        ------            ------            ------            ------

         Gross margin                                    50.2              44.7              49.5              44.7

Research and development                                  9.3               8.9               9.6               9.3

Purchased in-process research and
         development                                      1.1                --                .4               --

Selling, general and administrative                      27.6              24.8              28.1              25.7
                                                        ------            ------            ------            ------

Operating income                                         12.2              11.0              11.4               9.7

Gain on sale of equity investment                         2.9                --               1.0               --

Interest income, net                                      0.4               0.5               0.4               0.6
                                                        ------            ------            ------            ------

Income before income taxes                               15.5              11.5              12.8              10.3

Provision for income taxes                                4.9               3.7               4.1               3.3
                                                        ------            ------            ------            ------

         Net income                                      10.6%              7.8%              8.7%              7.0%
                                                        ======            ======            ======            ======

This following sections contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties such that actual results may vary materially.

The future operating results discussed below represent specific risks which could impact the financial condition and results over the next few quarters. This information below should be read in conjunction with the 1996 Annual Report to Stockholders which is incorporated by reference in the Company's 1996 Form 10-K.

RESULTS OF OPERATIONS

Net revenues

Net revenues were $2.115 billion for the third quarter and $6.055 billion for the first nine months of fiscal 1997, representing increases of 14.9% and 19.3%,
respectively,   over  the  comparable  periods  of  fiscal  1996.

Approximately eighty-five percent of the growth in revenues resulted from increased demand for servers, high-end desktop systems, and from memory, storage options, and accessories shipped as part of system sales. The remaining increase reflects growth in revenues from other Sun businesses, including service, aftermarketing, and microprocessors, as compared with the corresponding periods of fiscal 1996.

Domestic net revenues increased by 20.6% and 22.9% while international net revenues (including United States exports) grew 10.2% and 16.1% in the third quarter and first nine months of fiscal 1997, respectively, compared with the corresponding periods of fiscal 1996. European net revenues increased 15.1% and 17.8% while net revenues in Rest of World increased 5.6% and 14.0% in the third quarter and first nine months of fiscal 1997, respectively, when compared with the same periods of fiscal 1996. The increase in European revenues in the third quarter was principally related to improving demand in Germany, Switzerland and France. The increase in such revenues for the nine month period was principally related to higher levels of demand in the United Kingdom, Germany and Switzerland.

During the third quarter of fiscal 1997, the Company's revenues in Japan, a principal component of the "Rest of World" category, declined slightly in local currency. This decline somewhat offset the continued growth in other parts of Asia, and parts of Latin and South America. The Company attributes the decrease in revenues in Japan principally to the current economic trends effecting the Japanese market and is not expecting significant change in the near term. If the economic trends in Japan significantly worsen in a quarter or continue to decline over an extended period of time, the Company's results from operations and cash flows could be adversely effected.

Compared with the third quarter of fiscal 1996, the dollar has weakened against the British pound sterling and strengthened against the Japanese yen, German mark, and French franc. For the nine month period ended March 30, 1997, the dollar has strengthened against the Japanese yen and most major European currencies, compared with the corresponding period of fiscal 1996. Management has estimated that fluctuations of the dollar against all other foreign currencies on a net basis during the quarter resulted in approximately a 3% reduction in the Company's revenues for the quarter ended March 30, 1997. The overall impact of currency fluctuations on operating results, while slightly unfavorable, was not significant in either the third quarter or the first nine months of fiscal 1997.

The Company generally manages currency exposure through the use of simple, short-term forward foreign exchange and currency option contracts, the objective of which is to minimize the impact of currency fluctuations on the results of operations. As the Company utilizes projected data to establish its forward exchange and currency option contracts, variances which result from forecasting differences and the extent of currency movement during the quarter could have a material adverse effect on the results of operations and cash flows.

Gross margin

Gross margin was 50.2% for the third quarter and 49.5% for the first nine months of fiscal 1997, compared with 44.7%, respectively, for the corresponding periods in fiscal 1996. The increase in gross margin for the periods compared reflects principally the effects of increased revenue generated from sales of higher margin servers, memory storage options and accessories, as well as continued component cost decreases by the Company.

The factors described above resulted in a favorable impact on gross margin for the third quarter and first nine months of fiscal 1997. The Company continuously evaluates the competitiveness of its product offerings. These evaluations could result in repricing actions in the near term. Sun's future operating results would be adversely affected if such repricing actions were to occur and the Company were unable to mitigate the resulting margin pressure by maintaining a favorable mix of systems, software, service, and other products and by achieving component cost reductions, operating efficiencies and increasing volumes.

Research and development

Research and development (R&D) expenses were $196.2 million in the third quarter and $583.4 million for the first nine months of fiscal 1997, compared with $164.1 and $474.5 million, respectively, for the same periods of fiscal 1996. As a percentage of net revenues, R&D expenses increased to 9.3% for the third quarter and 9.6% for the first nine months of fiscal 1997, from 8.9% and 9.3% ,respectively, for the comparable periods of fiscal 1996. Approximately one-fourth of the dollar increase in the third quarter and the first nine months of fiscal 1997 over the comparable periods in fiscal 1996 reflects development of hardware and software products which utilize the Java architecture. The remaining increase for the third quarter and first nine months of fiscal 1997 is primarily attributable to continued development of UltraSPARC systems, storage products and further development of products acquired through acquisitions of Integrated Micro Products, plc and Cray Business Systems, a division of Cray Research, Inc. and increased compensation due primarily to higher levels of staffing.

Selling, general and administrative

Selling, general and administrative (SG&A) expenses were $585.3 million in the third quarter and $1,701.3 million in the first nine months of fiscal 1997, compared with $457.4 and $1,303.3 million, respectively, for the same periods of fiscal 1996. As a percentage of net revenues, SG&A expenses were 27.6% and 28.1% in the third quarter and first nine months of fiscal 1997, respectively, and 24.8% and 25.7%, respectively, in the comparable periods of fiscal 1996. Approximately half of the dollar increases are attributable to increased marketing costs related to new product introductions and other promotional programs, and increases related to compensation primarily resulting from higher levels of headcount. The remaining increases reflect costs incurred in connection with the Company's ongoing efforts to improve business processes and cycle times. The Company expects to continue to invest in efforts to achieve additional operating efficiencies through continual review and improvement of business processes. In addition, the Company expects to continue to hire personnel to further expand its demand creation programs and service support organizations.

Purchased in - process research and development

Purchased in-process research and development represents the write-off of purchased in-process research and development associated with the Company's acquisition of Longview Technologies, LLC, a development stage company.

Gain on sale of equity investment

The gain on sale of equity investment represents the net proceeds from the sale of the Company's equity investment in Iona Technologies, plc.

Interest income, net

Net interest income was $9.4 million for the third quarter and $21.3 million for the first nine months of fiscal 1997, compared with $9.0 million and $28.0 million, respectively, for the corresponding periods in fiscal 1996. The increase for the third quarter of fiscal 1997 is primarily the result of higher interest earnings due to a larger average portfolio of cash and investments and interest savings from reduced debt levels, as compared to the corresponding period in fiscal 1996. The decrease for the first nine months of fiscal 1997 is primarily the result of lower interest earnings due to a smaller average portfolio of cash and investments as compared to the corresponding period in fiscal 1996.

Income taxes

The Company's effective income tax rate for the third quarter and the first nine months of both fiscal 1997 and 1996 was 32%.

FUTURE OPERATING RESULTS

The market for Sun's products and services is intensely competitive and subject to continuous, rapid technological change, short product life cycles and frequent product performance improvements and price reductions. Due to the breadth of the Company's product lines and the scalability of its products and network computing model, Sun competes in many segments of the network computing market across a broad spectrum of customers. The Company expects the markets for its products and technologies, as well as its competitors within such markets, will continue to change as the rightsizing trend shifts customer buying patterns to network based systems which often employ solutions from multiple vendors. Competition in these markets will also continue to intensify as Sun and its competitors, principally Hewlett-Packard Co., International Business Machines Corporation, Digital Equipment Corporation, and Silicon Graphics, Inc., aggressively position themselves to benefit from this shifting of customer buying patterns and demand. The Company is also facing competition from these competitors, as well as other systems manufacturers, such as Compaq Computer Corporation and Dell Computer Corporation, whose products are based on microprocessors from Intel Corporation coupled with Windows NT operating system software from Microsoft Corporation. These products demonstrate the viability of certain networked personal computer solutions and have increased the competitive pressure, particularly in the Company's workstation and lower-end server product lines. Finally, the timing of introductions of new products and services by Sun's competitors may negatively impact the future operating results of the Company, particularly when such introductions occur in periods leading up to the Company's introduction of its own new enhanced products. The Company expects this pressure to continue and to intensify throughout the remainder of fiscal 1997 and into fiscal 1998. While many other technical, service and support capabilities affect a customer's buying decision, the Company's future operating results will depend, in part, on its ability to compete with these technologies.

The Company's future operating results will depend to a considerable extent on its ability to rapidly and continuously develop, introduce, and deliver in quantity new systems, software, and service products, as well as new microprocessor technologies, that offer its customers enhanced performance at competitive prices. The development of new high - performance computer products, such as the Company's development of the UltraSPARC microprocessor is a complex and uncertain process requiring high levels of innovation from the Company's designers and suppliers, as well as accurate anticipation of customer requirements and technological trends. Once a hardware product is developed, the Company must rapidly bring such products to volume manufacturing, a process that requires accurate forecasting of volumes, mix of products and configurations, among other things, in order to achieve acceptable yields and costs. Future operating results will depend to a considerable extent on the Company's ability to closely manage product introductions, in order to minimize unfavorable patterns of customer orders, to reduce levels of older inventory and to ensure that adequate supplies of new products can be delivered to meet customer demand. The ability of the Company to match supply and demand is further complicated by the Company's need to adjust prices to reflect changing competitive market conditions as well as the variability and timing of customer orders with respect to the Company's older products. As a result, the Company's operating results could be adversely affected if the Company is not able to correctly anticipate the level of demand for the mix of products. Because the Company is continuously engaged in this product development, introduction, and transition process, its operating results may be subject to considerable fluctuation, particularly when measured on a quarterly basis.

The Company is increasingly dependent on the ability of its suppliers to design, manufacture, and deliver advanced components required for the timely introduction of new products. The failure of any of these suppliers to deliver components on time or in sufficient quantities, or the failure of any of the Company's own designers to develop advanced innovative products on a timely basis, could result in a significant adverse impact on the Company's operating results. The inability to secure enough components to build products, including new products, in the quantities and configurations required, or to produce, test and deliver sufficient products to meet demand in a timely manner, would adversely affect the Company's net revenues and operating results. To secure components for development, production, and introduction of new products, the Company frequently makes advanced payments to certain suppliers and often enters into noncancelable purchase commitments with vendors early in the design process. Due to the variability of material requirement specifications during the design process, the Company must closely manage material purchase commitments and respective delivery schedules. In the event of a delay or flaw in the Company's design process, the Company's operating results could be adversely affected due to the Company's obligations to fulfill such noncancelable purchase commitments.

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

Total assets at March 30, 1997 increased by approximately $422 million from June 30, 1996, due principally to increases in accounts receivable of $215 million, property, plant and equipment-net of $193 million, inventory of $31 million and other current assets of $63 million, offset by decreases in other assets of $62 million and cash equivalents and short term investments of $17 million. The increase in accounts receivable reflects a larger percentage of sales occurring near the end of the quarter and the timing of cash receipts as compared to the fourth quarter of fiscal 1996. The increase in property, plant and equipment reflects the purchase of Phase II of the campus located in Menlo Park, California for approximately $100 million and capital additions to support increased headcount, primarily in engineering, service and marketing. Other current assets increased due to the timing of payments for insurance and other taxes. Cash was principally used for the repurchase of 14.2 million shares of common stock for $398 million, capital expenditures of approximately $303 million, purchase of Phase II of the campus located in Menlo Park, scheduled debt repayments of $40 million, and net acquisitions of short-term investments of $26 million and cash provided from operations. The reduction in other current assets reflects amortization related to capitalized software and intangible assets.

Total current liabilities increased $142 million from June 30, 1996, due principally to an increase in accounts payable of $196 million offset by a decrease in short-term borrowings of $45 million. The increase in accounts payable reflects increased inventory receipts during the last three weeks of the quarter as compared to the fourth quarter of fiscal 1996. The decrease in short-term borrowings reflects the final payment related to the Company's senior notes and scheduled debt repayments.

At March 30, 1997, the Company's primary sources of liquidity consisted of cash, cash equivalents and short-term investments of $972 million and a revolving credit facility with banks aggregating $300 million, which was available subject to compliance with certain covenants. The Company believes that the liquidity provided by existing cash and short-term investment balances and the borrowing arrangement described above will be sufficient to meet the Company's capital requirements through fiscal 1998. However, the Company believes the level of financial resources is a significant competitive factor in its industry and may choose at any time to raise additional capital through debt or equity financing to strengthen its financial position, facilitate growth and provide the Company with additional flexibility to take advantage of business opportunities that may arise.

                           PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES

On February 14, 1997, former shareholders of LongView Technologies LLC ("LongView") who are now employees of the Company were sold 87,049 shares of the Company's common stock , $.00067 par value (the "Shares"). The Shares were purchased at $0.01 per share and are subject to repurchase by the Company at such purchase price in the event certain vesting restrictions with respect to the Shares are not met. These Shares were sold pursuant to Section 4(2) of the Securities Act of 1993. The Shares were issued to six individuals in a transaction not involving a public offering for proceeds to the Company of $870.49.

ITEM 5 - OTHER INFORMATION

SCHEDULE OF SALES BY EXECUTIVE OFFICERS DURING THE QUARTER

      The following is a summary of all sales of the Company's Common Stock by the Company's executive officers and directors who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, during the fiscal quarter ended March 30, 1997:

    OFFICER/                DATE             PRICE           NUMBER OF
    DIRECTOR                                                SHARES SOLD
================================================================================
  Kenneth Alvares          2/05/97          $33.625           16,000
                           2/05/97          $33.625            9,200
                           2/07/97          $33.875            8,000
                           2/11/97          $34.125              548
                           2/13/97          $34.875            1,200
                           2/13/97          $34.875            6,000

  Mel Friedman             2/03/97          $33.00            30,000

  Michael Lehman           1/28/97          $32.625            8,000
                           2/19/97          $34.00            10,000
                           2/19/97          $34.75            10,000

  Michael  Morris          1/28/97          $32.625            2,568

  George Reyes             1/28/97          $32.8715             424

  Joseph Roebuck           2/18/97          $34.25           100,000
                           2/19/97          $34.036           70,000

  Edward Saliba            1/23/97          $33.25             2,388

  Eric Schmidt             2/04/97          $32.125            5,000
                           2/05/97          $33.25             5,000
                           2/18/97          $33.625            5,000
                           2/19/97          $34.50             5,000
                           2/19/97          $34.50               568
                           2/19/97          $34.6250          10,000
                           2/24/97          $32.25             5,000
                           2/24/97          $32.125            5,000
                           2/27/97          $32.25            10,000
                           2/28/97          $30.875            5,000
                           2/28/97          $30.75             5,000

  John Shoemaker           1/21/97          $33.2486          12,800
                           1/29/97          $32.33065          8,000
                           2/10/97          $33.815            8,000

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      a) EXHIBITS


            11.0  Statement re: Computation of Earnings Per Share

            27.0  Financial data for the period ended March 30, 1997

       b) REPORTS ON FORM 8-K

            No reports on form 8-K were filed during the quarter ended March 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SUN MICROSYSTEMS, INC.



                                      BY

                                          /s/    Michael E. Lehman
                                          ------------------------------
                                          Michael E. Lehman
                                          Vice  President  and  Chief  Financial
                                          Officer



                                          /s/     George Reyes
                                          ------------------------------
                                          George Reyes
                                          Vice     President    and    Corporate
                                          Controller, Chief Accounting Officer

  Dated:   May 13, 1997

                               EXHIBITS TO REPORT
                                  ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1997

                                                       SUN MICROSYSTEMS, INC.
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                             (unaudited)
                                              (in thousands, except per share amounts)

PRIMARY
-------

                                                                          Three Months Ended                   Nine Months Ended
                                                                          ------------------                   -----------------
                                                                      March 30,          March 31,        March 30,        March 31,
                                                                        1997              1996              1997              1996
                                                                      --------          --------          --------          --------
Net income                                                            $223,511          $143,307          $525,242          $354,052
                                                                      ========          ========          ========          ========

Weighted average common
shares outstanding                                                     368,247           367,346           367,915           371,306

Common - equivalent shares
attributable to stock options and warrants                              20,117            24,140            21,158            21,588
                                                                      --------          --------          --------          --------

Total common and common -
equivalent shares outstanding                                          388,364           391,486           389,073           392,894
                                                                      ========          ========          ========          ========

Net income per common and
common - equivalent share                                             $   0.58          $   0.37          $   1.35          $   0.90
                                                                      ========          ========          ========          ========


                                                       SUN MICROSYSTEMS, INC.
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                             (unaudited)
                                              (in thousands, except per share amounts)

FULLY DILUTED
-------------

                                                                          Three Months Ended                 Nine Months Ended
                                                                          ------------------                 -----------------
                                                                       March 30,        March 31,         March 30,        March 31,
                                                                        1997              1996              1997              1996
                                                                      --------          --------          --------          --------

Net income                                                            $223,511          $143,307          $525,242          $354,052
                                                                      ========          ========          ========          ========

Weighted average common
shares outstanding                                                     368,247           367,346           367,915           371,306

Common - equivalent shares
attributable to stock options and warrants                              20,662            24,782            21,743            22,426
                                                                      --------          --------          --------          --------

Total common and common -
equivalent shares outstanding                                          388,909           392,128           389,658           393,732
                                                                      ========          ========          ========          ========

Net income per common and
common - equivalent share                                             $   0.58          $   0.37          $   1.35          $   0.90
                                                                      ========          ========          ========          ========