Form 10-K
period 1997-06-30
SUN MICROSYSTEMS INC
filed 1997-09-26
CIK 709519

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                         -------------------------------
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    Of 1934 [FEE REQUIRED]

                     For the fiscal year ended June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from ________________ to _______________

                         Commission file number: 0-15086
                             SUN MICROSYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                     --------------------------------------

        Delaware                                         94-2805249
 (State of incorporation)                             (I.R.S. Employer
                                                      Identification No.)

    901 San Antonio Road                              (650)-960-1300
    Palo Alto, CA 94303
(Address of principal executive                  (Registrant's telephone number,
  offices, including zip code)                       including area code)

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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of September 16, 1997, was approximately $21,833,000,000 based upon the last sale price reported for such date on the Nasdaq National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

         The number of shares of the Registrant's Common Stock outstanding as of September 16, 1997 was 429,685,824.

                    ----------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

         Parts of the Annual Report to Stockholders for the fiscal year ended June 30, 1997 are incorporated by reference into Items 1,5,6,7,8 and 14 hereof.

      Parts of the Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 hereof.

                                     PART I
ITEM 1. BUSINESS

General

     Sun Microsystems(TM), Inc. ("Sun (TM) " or the "Company") is a leading supplier of enterprise network computing products including desktop systems, servers, storage subsystems, network switches, software, microprocessors, and a full range of services and support. Sun's products command a significant share of a rapidly growing segment of the computer industry: networked computing environments. The Company's products are used for many demanding commercial and technical applications in various industries. Sun has differentiated itself from its competitors by its commitment to the network computing model and the
UNIX(TM)   operating   system,   its  rapid  innovation  and  its  open  systems
architecture.

     Sun conducts its business through various operating entities and divisions organized around the Company's principal areas of added value. The individual businesses generally operate independently within their charters, but with the common corporate strategic vision of being a leading force in network computing. Sun believes this organizational structure allows it to more efficiently focus on its customers and the products, channels and markets necessary to serve them. The Company continually evaluates the effectiveness of its organizational structure. As a result of its evaluation, the Company at any time may create, merge or discontinue various business units to increase customer and product focus. Sun's primary operating businesses are as follows:

     Sun Microsystems Computer Company(TM) ("SMCC") - SMCC designs, manufactures, and sells desktop systems, a broad range of servers, storage subsystems, and network switches, incorporating the Scaleable Processor Architecture ("SPARC") microprocessors and the Solaris software environment, licensed by SunSoft, Inc. to SMCC.

     SunService(TM) Division ("SunService") - A leading UNIX service organization, SunService provides a wide range of global services for heterogeneous network computing environments, including system support, education, information technology (IT) consulting, systems integration, and system/network management.

     SunSoft(TM), Inc. ("SunSoft") - SunSoft develops, markets, supplies and supports Solaris (TM), a leading UNIX operating system software environment for enterprise-wide distributed computing on SPARC and other volume platforms, Solstice(TM), a complete enterprise-wide management solution, and WorkShop(TM), a set of visual development tools to quickly and easily create multiplatform applications for the Internet. SunSoft also offers software products for network management and PC desktop integration.

     Sun Microelectronics(TM) ("SME")- SME designs and develops high performance SPARC and Java microprocessors, as well as enabling technologies, for SMCC and third party customers.

     JavaSoft(TM) - JavaSoft develops, markets and supports the Java(TM) software technology and products based on this technology. JavaSoft develops applications, tools, and systems platforms to further enhance Java as a programming standard for complex networks such as the Internet and corporate intranets.

     Sun's network computing model and its hardware and software implementations have attracted and encouraged a large number of software vendors to port their applications to Sun platforms, including an increasing number of vendors of commercial applications. The availability of such third-party software provides Sun and its customers with competitive advantage and strengthens the Company's presence in network computing.

--------------------------
Sun, the Sun Logo, Sun Microsystems, SunSoft, SunService, Sun Microelectronics, JavaSoft,Ultra, Enterprise, NEO ,NFS, Joe, Solaris, Solstice, Netra, SolarNet, SunNet Manager, SunSoft Workshop, Sun FORTRAN, Sun Ada, Sunergy, Gigaplane - XB and SunSpectrum are trademarks, registered trademarks or servicemarks of Sun Microsystems, Inc. in the United States and other countries. All SPARC trademarks, including the SCD Compliant logo, are used under license and are trademarks or registered trademarks of SPARC International, Inc. in the United States and other countries. Products bearing SPARC trademarks are based upon an architecture developed by Sun Microsystems, Inc. UNIX is a registered trademark in the United States and other countries, exclusively licensed through X/OpenCompany Ltd.

Products

     Sun believes that customers increasingly demand computer systems that do not limit them to any one vendor's proprietary technology. To respond to customer needs, Sun has been a proponent of the open systems strategy. This open systems strategy offers users and software developers the benefits of compatibility, interoperability, portability, upgradeability and scalability in products. Sun's open systems architecture protects existing customer investments while providing customers with new, innovative technology to allow them to be competitive in their own markets.

  Systems

     The Company offers a full line of workstations from low-cost SPARCstations to high-performance color graphics systems.

     The  current   desktop   workstation   line   includes  the  low-end  color
SPARCstation(TM) 5, and the high performance Ultra(TM) series of uniprocessor and multiprocessor systems.

     The SPARCstation 5 is an accelerated graphics workstation and is one of the industry's lowest priced 24-bit color systems. Based on the 170 MHz microSPARC II processor, this workstation is designed for customers seeking expandability and fast application performance.

      The Ultra series of workstations offers a combination of high-end workstation performance and functionality at a competitive price. Available in both uniprocessor and multiprocessor versions, the Ultra series achieves higher performance from the use of UltraSPARC (TM) processors running at speeds of 143mhz to 300mhz, as well as high performance motherboards and ASICs. Designed for users needing more specialized graphics power, the Ultra series features leading edge graphics and networking integrated at the central processing unit
(CPU) level, in addition to advanced Creator 3D graphics and networking capabilities as add-on functionality.

     The  Company  offers  a wide  range  of  servers  from  the  low-end  Ultra
Enterprise(TM) 1 Server to the Ultra Enterprise 10000 Server, a highly scaleable, reliable, enterprise-wide symmetric multiprocessor server.

     The low-end servers also include the multiprocessing Ultra Enterprise 2 Server and the highly reliable Enterprise 150 workgroup tower server with an integrated storage subsystem. The Company's low-end servers are designed for high performance, exceptional throughput, reliability and affordability. Ideal applications include database, groupware, email, and internet/intranet capabilities. They can also function as computational servers for electrical or mechanical design automation. These systems are highly expandable, offering a range of main memory and storage configurations.

     For enterprises, Sun offers its new Ultra Enterprise Server family. This includes the Enterprise 10000 server which scales to 64 processors.

     Sun's Ultra Enterprise Server family offers upgradeability and expandability across this product line. The entry level Enterprise 3000 is a powerful, scaleable, versatile, upgradeable and affordable departmental UNIX server in a compact package. The Enterprise 3000 is expandable up to 6 CPUs and shares common CPU boards and peripherals that can be used across the Ultra Enterprise product line to provide flexibility and protect the customer's investment. The Enterprise 4000 is expandable up to 14 processors and is one of the most modular and powerful departmental servers offering outstanding performance and the ability to scale system performance and capacity as needs grow. The Enterprise 5000, Sun's entry level datacenter system is expandable up to 14 processors and is packaged in a rack configuration to enable bundling of additional storage in a single enclosure.

     The Enterprise 6000 is expandable up to 30 processors and gives customers the ability to deploy large scale, mission critical applications in a network-based environment. It offers the performance and availability required for mainframe-class, mission critical applications.

     The Enterprise 10000 is the most scaleable SMP system in the product lineup and incorporates mainframe features such as dynamic system domains, which allow for dynamic partitioning of the system, super computer class interconnect called Gigaplane- XB (TM) which speeds internal data handling, and a separate service processor/console for system monitoring and management.

     The Company's Netra(TM) servers provide preconfigured solutions for Internet and intranet publishing. Sun also offers the SPARCstorage(TM) Array Model 200 Series, a high availability disk storage subsystem utilizing RAID technology.

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

         Solaris Operating Environment - Solaris products include desktop, intranet, ISP and enterprise operating environments for SPARC and Intel platforms. Solaris is a fast, highly reliable, scaleable and secure operating environment, easy to install and use, optimized for Java and supports more than 12,000 applications. The Solaris environment is optimized for corporate computing, intranet/Internet business requirements, powerful enterprise databases and high performance technical computing environments.

         Network Management Products - The Company's principal enterprise computing management solution, Sun Network Management Products (Solstice) provide a comprehensive suite of system and network management tools and applications that give network managers the flexibility of distributed computing with the control of centralized management for workgroups, departments, or the enterprise - regardless of the vendors or operating systems comprising their network. Solstice utilizes distributed computing technologies to scale and manage global heterogeneous networks, such as those in telecommunications and financial services companies. Solstice products such as Enterprise Manager decrease the complexity of managing enterprise-wide networks while significantly lowering the total cost of operation.

         Sun Network Management Products are central to Sun's open systems architecture. These products provide networking capabilities that make distributed resources easily accessible by PCs, workstations, servers and other computing devices on a single network. These products also integrate heterogeneous global, department, local and remote network resources into company-wide information systems. The Company is committed to developing networking products that adhere to and promote open industry networking standards and technologies in emerging areas such as the Internet and intranet.

     In addition, Sun Internet Mail Server software helps companies consolidate their business on a single, scaleable e-mail architecture, enabling open, reliable, and cost-effective communication. Built on Internet and industry standards such as SMTP and MIME, Sun Internet Mail Server offers a single, open Internet alternative to proprietary mail systems. Sun Internet Mail Server provides the industry's most complete implementation of the latest Internet standard, Internet Message Access Protocol version 4 (IMAP4), for reliable mail messaging.

         Network Security Solutions - Sun provides businesses with a comprehensive set of modular, heterogeneous, and scaleable security solutions that include encryption, authentication, access control, and firewall defense products needed to make use of the Internet, intranets and extranets, as communications and trading channels.

     Developer Products - The Workshop integrated development tool suites support Java, C++, C, Sun FORTRAN(TM), Sun ADA(TM), and the Interface Definition Language (IDL). In addition, Sun offers integrated development environments for OpenStep, PASCAL and MicroFocus COBOL. Java Workshop is a powerful and streamlined Internet programming environment allowing developers to create and publish Internet applications. Visual Workshop for C++ provides a tightly integrated visual programming environment for professional developers to build and deploy high-performance client-server applications. Internet Workshop also offers tools for developing object-oriented, three-tier networked applications with Java, C++ and the NEO CORBA-compliant IDL.

         The Java Developers Kit enables developers to create Java applets, which are miniature applications that run inside a World Wide Web page, as well as Java applications.

         JavaSoft Products - The Java Application Environment (JAE) is one of the first widely accepted application environments to enable the platform - independent development of application software. In fiscal 1997, Sun licensed JAE and JavaOS to over thirty computer and software companies, including several high volume operating system vendors. These vendors plan to integrate JAE into their operating systems so that applications written in Java will run on their systems. In addition, the Company initiated a range of development activities during fiscal 1997 to increase the capabilities of the Java language.

Sales, Distribution and Marketing

     Sun maintains a presence in most major markets and sells computer systems, software and services to its customers worldwide through a combination of direct and indirect channels. The Company also offers off-the-shelf software and component products such as CPU chips, ASICs and embedded boards on an OEM basis to other hardware manufacturers, and supplies after-market and peripheral products to its end user installed base, both directly and through independent distributors and resellers.

     In  general,   the  Company's  direct  sales  force  is  compensated  on  a channel-neutral basis to reduce potential channel conflict with our distribution partners. Distribution channels include:

         - a direct sales force selling to selected end-user named accounts and numerous indirect channels,

         - systems integrators, both government and commercial, who serve the market for large commercial projects requiring substantial analysis, design, development, implementation and support of custom solutions;

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

The growth and management of the reseller channels is very important to the future revenues and profitability of the Company. Channel partners account for greater than 50% of Sun's revenue today and will continue to play a key role in providing the value, service and support that are critical to Sun's long term success.

     The Company's direct systems sales force serves educational institutions, software vendors, governments, businesses and other strategic accounts. The Company has approximately 80 sales and service offices in the United States and approximately 88 sales and service offices in 40 other countries. In addition, it uses independent distributors in approximately 150 countries, sometimes in concert with other resellers and direct sales operations.

     Revenues from outside the United States, including those from end users, resellers and distributors, constituted approximately 49% in fiscal 1997 and 50% of net revenues in fiscal 1996, and 1995. Direct sales made in countries outside of the United States are generally priced in local currencies and are, therefore, subject to currency exchange fluctuations. The net impact of currency fluctuations on net revenues and operating results cannot be precisely measured as the Company's product mix and pricing change over time in various markets, partially in response to currency movements. To minimize currency exposure gains and losses, the Company borrows funds in local currencies, enters into forward exchange contracts, purchases foreign currency options and promotes natural hedges by purchasing components and incurring expenses in local currencies whenever feasible. Sun's sales to overseas customers are made under export licenses that must be obtained from the United States Department of Commerce. Protectionist trade legislation in either the United States or other countries, such as a change in the current tariff structures, export compliance laws or other trade policies, could adversely affect Sun's ability to sell or to manufacture in international markets. Sales to or through C. Itoh Technoscience Co. Ltd., Fujitsu, Ltd. and Toshiba Corporation together represent a significant portion of Sun's revenues in Japan. See Note 9 of Notes to Consolidated Financial Statements incorporated by reference herein for additional information concerning sales to foreign customers and industry segments.

     Seasonality affects the Company's revenues and operating results, particularly in the first and third quarter of each fiscal year. In addition, the Company's operating expenses are increasing as the Company continues to expand its operations, and future operating results will be adversely affected if revenues do not increase proportionatly with such increased expense levels.

     The  Company's   marketing   activities  include  advertising  in  computer
publications and the business press, direct mailings to customers and prospects, televised programs and attendance at trade shows.

Sun maintains a customer resource program, Sunergy(TM), which includes live interactive satellite broadcasts and provides electronic access to newsletter and technical information. Sun also sponsors a series of seminars to specific resellers, university customers, end users and government customers and prospects designed to familiarize attendees with the capabilities of the Sun product line.

     Sun's order backlog at June 30, 1997 was approximately $378 million, compared with approximately $522 million at June 30, 1996. Backlog includes only orders for which a delivery schedule within six months has been specified by the customer. Backlog levels vary with demand, product availability and the Company's delivery lead times and are subject to significant decreases as a result of, among other things, customer order delays, changes or cancellations. As such, backlog levels are not a reliable indicator of future operating results.

Customer Service and Support

The Company provides expertise in heterogeneous network computing through a full range of global services, including support services (hardware and software systems support), educational services (education consulting, skills migration and training) and professional services (IT consulting, systems integration and system/network management). Sun assists both technical and commercial customers, supporting more than 700,000 systems in 170 countries, training more than 75,000 students annually, and providing consulting, integration and operations assistance to IT organizations worldwide.

In support services, Sun has increased field resources in direct service delivery, especially software support engineers based in solution centers and field offices. Higher levels of field resources are critical to the overall investments being made in mission-critical support capability. This direct Sun capability is complemented by third-party service providers who primarily deliver hardware support services. Software support continues to be primarily delivered by Sun software support engineers. Third party service providers provide necessary leverage on critical field resources such as parts inventories and staff to meet the service requirements of the growing installed base. Investments by these third-party service providers in complementary support infrastructure facilitates expansion of geographical coverage without additional fixed cost investment by the Company.

The Company offers a warranty for parts and labor on its hardware products generally for one year from date of sale and a limited warranty on software generally for 90 days from date of sale. The Company maintains and services the products during the warranty period and on a contractual basis after the initial product warranty has expired. Post-warranty support services are primarily offered through a tiered support offering called SunSpectrum(TM). SunSpectrum offers four levels of differentiated support that package hardware, software and peripherals in a single price support service. Warranty and post-warranty services are provided through 27 solution centers worldwide.

Sun's educational services offers comprehensive skills migration, enterprise consulting and courseware. Consultants can perform needs analysis, skills assessment and migration, curriculum design and course customization. Instructor-led courseware addresses the educational needs of many customers including managers, operators, developers, system administrators, and end-users. As an alternative to the classroom, customers may select self-study training, including more than 50 interactive training products geared for all levels of expertise.

In professional services, Sun provides the people, processes and technology to deliver single point-of-contact solutions tailored to meet customer needs. Sun technical and project management experts help customers plan, implement, and manage heterogeneous computing environments. Sun consultants also help design IT architectures and plan migrations from legacy systems to network computing. To implement solutions, integration experts help customers develop and deploy distributed computing environments for new applications. To keep the environment operating at peak performance, operations experts help customers manage the complexity of the heterogeneous systems and networks. In addition, Sun helps with all phases of creating and implementing internet solutions. Investments have been made in competencies in Internet/Java, business applications and systems and network management.

Certain complex systems sold by Sun require a high level of implementation support and consequently, the customer's acceptance of such systems may be delayed in the event Sun does not provide a sufficient level of such service. Delays in customer acceptance could adversely affect the future operating results of the Company.

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

     Sun conducts research and development worldwide principally through facilities in the United States, France, and Japan. Research and development expenses were approximately $826 million, $653 million and $563 million in fiscal 1997, 1996 and 1995, respectively. In recent years, Sun's research and development efforts have focused increasingly on the Java architecture, Solaris software and SPARC microprocessors. Sun believes that software development provides and continues to provide significant competitive differentiation. Therefore, Sun currently devotes substantial resources to the development of workgroup software, networking and data communications, video, graphics, disk array, object technology and the software development environment.

     The development of high performance computer products is a complex and uncertain process requiring high levels of innovation from the Company's designers and suppliers, as well as accurate anticipation of customer requirements and technological trends.

Manufacturing and Supply

     The Company's manufacturing operations consist primarily of printed circuit board assembly and final assembly, test and quality control of systems, materials and components. Sun has manufacturing facilities in California, Oregon, England and Scotland, and distribution facilities in California, the Netherlands and Japan. The Company has continued its efforts to simplify its manufacturing process by reducing the diversity of system configurations offered to customers, increasing the standardization of components across product types and establishing local sources of supply in major geographies.

     Sun uses many standard parts and components in its products and believes there are a number of competent vendors for most parts and components. However, a number of important components are developed by and purchased from single sources due to price, quality, technology or other considerations. In some cases, those components are available only from single sources. In particular, Sun is dependent on Sony Corporation for various monitors and on Fujitsu Limited (Fujitsu) and Texas Instruments Incorporated for different implementations of SPARC microprocessors. Certain custom silicon parts are designed by and produced on a contractual basis for Sun. The process of substituting a new producer of such parts could adversely affect Sun's operating results. Some suppliers of certain components, including color monitors and custom silicon parts, require long lead times such that it can be difficult for the Company to plan inventory levels of components to consistently meet demand for Sun's products. Certain other components, especially memory integrated circuits such as DRAMs, SRAMs, and VRAMs, have from time to time been subject to industry wide shortages. Future shortages of components could negatively affect the Company's ability to match supply and demand, and therefore could adversely impact the Company's future operating results.

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

     Sun has been making inroads into commercial markets both with Global 1000 companies which are downsizing and distributing their computer resources, as well as with smaller companies which are upsizing and increasing the capabilities of their network computing systems. Traditionally, competition in these markets has been based on price/performance, capabilities and stability of the systems software, product quality and reliability, ease of system operation and administration, service and support, availability and performance of applications and middleware, database performance, global marketing and distribution capabilities, and corporate reputation and name recognition. Increasingly, companies which are downsizing their operations are focusing on distributing their computing capabilities and adopting a model of network computing. Companies which are upsizing typically are increasing their experience in managing larger heterogeneous environments. In addition, Sun is continuing to expand into the Internet and intranet markets. As a result, in both the upsizing and downsizing competitive scenarios, networking capabilities, internet and intranet capabilities and the ability to obtain all of the traditional security, stability and administrative features of a central computing model in a networked environment are significant factors that influence the buying decision and the relative strength of the competition. In both upsizing and downsizing opportunities, Sun's competition tends to come principally from IBM, HP, and DEC, as well as other mini and mainframe computer suppliers. In addition, the Company is facing increasing competition from these competitors as well as from personal computer manufacturers such as Compaq Computer Corporation and Dell Computer Corporation, with respect to products based on microprocessors from Intel Corporation coupled with Windows NT operating system software from Microsoft Corporation. These products demonstrate the viability of certain networked personal computer solutions and have increased the competitive pressure, particularly in the Company's workstation and lower-end server product lines.

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

     The Company expects that the markets for its products, technology and services as well as its competitors within such markets, will continue to change as the combination of these downsizing and upsizing trends shift customer buying patterns to network centric employing multiple platform networks. Competition in these markets will also continue to intensify as Sun and its competitors aggressively position themselves to benefit from this shifting of customer buying patterns and demand. The ability to continue to develop leading edge products and rapidly bring them to market will continue to have a significant impact on Sun's competitiveness and its operating results. In addition, Sun expects to see continued performance improvements in microprocessor technology and products introduced by Intel and Motorola, Inc. Such products, coupled with enhanced operating systems software from Microsoft and other competitors, are expected to continue to provide competitive pressure throughout the Company's product range. The Company expects this pressure to continue to intensify in fiscal 1998 with the availability of Pentium Pro systems running Windows NT server software. While many other technical, service and support capabilities affect a customer's buying decision, Sun's future operating results will depend, in part, on its ability to compete with these technologies.

     In order to remain competitive in a rapidly changing industry, the Company is continually improving and changing its business practices, processes and information systems. In this regard, the Company has begun to implement a number of new business practices and a series of related information systems; such activities are currently planned to be fully operational in the first half of fiscal 1999. Implementing a number of new business practices and information systems is a complex process, affecting numerous operational and financial systems and processes as well as requiring comprehensive employee training. While the Company tests these new systems and processes in advance of implementation, there are inherent limitations in the Company's ability to simulate a full-scale operating environment in advance of system cutover. To the extent that the Company encounters problems after introduction of these new systems and practices that prevent or limit their full utilization, there could be a material, adverse impact on the Company's results.

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

     Sun has entered into separate patent exchange agreements with IBM, Cray Research, Inc. (Cray) and Fujitsu. Under each agreement, the parties have granted to each other non-exclusive, worldwide rights to patents in their respective patent portfolios. These agreements cover patents issued or applied for during certain limited periods as specified in the agreements. The agreements with Cray and Fujitsu are royalty free. The agreement with IBM expired at the end of fiscal 1995 and the licenses to the patents thereunder do not apply to the patents of IBM or the Company applied for after that date.

     In March 1990, Texas Instruments Incorporated (TI) alleged that a substantial number of the Company's products infringe certain of TI's patents. Based on its discussions with TI, the Company believes that it will be able to negotiate a license agreement with TI, if necessary, and that the outcome of this matter will not have a material adverse effect on Sun's financial position or its results of operations or cash flows in any given fiscal year. Such a negotiated license may or may not have a material adverse impact on Sun's results of operations or cash flows in a given fiscal quarter depending upon various factors including, but not limited to, the structure and amount of royalty payments, offsetting consideration from TI, if any, and the allocation of royalties between past and future product shipments, none of which can be forecast with reasonable certainty at this time.

Employees

     As of June 30, 1997, Sun employed approximately 21,500 people. The Company's future operating results will depend on its ability to continue to broaden and develop senior management to attract and retain skilled employees, and on the ability of its management and key employees to manage growth successfully through the enhancement of management information systems and financial controls. The Company expects to continue to increase its number of employees to support demand creation programs, service and support operations, and overall projected growth. None of Sun's employees in the United States are represented by a labor union.

ITEM 2.  PROPERTIES

     Sun conducts its worldwide operations using a combination of leased and owned facilities. The Company believes that while it currently has sufficient facilities to conduct its operations during fiscal 1998, it will continue to lease and acquire owned facilities throughout the world as its business requires. Properties owned by the Company consist of an approximately 260,000 square foot facility on approximately 20 acres in Palo Alto, California; an approximately 227,000 square foot facility on approximately 30 acres in Linlithgow, Scotland; an approximately 30,000 square foot facility on approximately 2.5 acres in Bagshot, England; 40 acres in Farnborough England; two separate parcels of land in Newark, California of approximately 90 acres and 60 acres, approximately 1,000,000 square feet on approximately 55 acres in Menlo Park, California; approximately 120 acres in Broomfield, Colorado; and approximately 158 acres in Burlington, Massachusetts. Sun also plans on acquiring an approximately 82 acre site in Santa Clara, California and an additional 48 acre site in Newark, California. The Company has approved the construction of an approximately 525,000 square foot facility on one of its Bay Area sites, an approximately 500,000 square feet facility on its Broomfield, Colorado site, an approximately 475,000 square feet facility on its Burlington, Massachusetts site and approximately 225,000 square foot manufacturing facility on one of its Newark, California parcels. Total cost for these facilities are expected to be approximately $300 to $600 million. Sun leases approximately 230 sales and service offices throughout the world aggregating about 3 million square feet. Sun also leases approximately 3 million square feet for its research and development and manufacturing facilities, primary in Milpitas, Sunnyvale, San Jose and Mountain View, California and Chelmsford, Massachusetts. Sun's California manufacturing plant, the majority of its research and development facilities, its Corporate headquarters and other critical business operations are located near major earthquake faults. Operating results could be materially adversely impacted in the event of a major earthquake.

ITEM 3.  LEGAL PROCEEDINGS

      Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information regarding the executive officers of the Company as of September 16, 1997:

             Name                 Age                             Position
Scott G. McNealy                   42    Chairman of the Board of Directors, President and Chief
                                         Executive Officer, Sun Microsystems, Inc.

Kenneth M. Alvares                 53    Vice President, Human Resources, Sun Microsystems, Inc.

Alan E. Baratz                     42    President, JavaSoft

Mel Friedman                       59    Vice President, Worldwide Operations, Sun Microsystems
                                         Computer Company

Lawrence W. Hambly                 51    President, SunService Division

Masood A. Jabbar                   47    Vice President, Chief Financial Officer, Sun Microsystems
                                         Computer Company

Michael E. Lehman                  47    Vice President, Chief Financial Officer, Sun Microsystems,
                                         Inc.

Michael H. Morris                  49    Vice President, General Counsel and Secretary, Sun
                                         Microsystems, Inc.

Alton D. Page                      41    Vice President, Treasurer, Sun Microsystems Inc.

Frank Pinto                        52    Vice President, North American Field Operations, Sun
                                         Microsystems Computer Company

William J. Raduchel                51    Vice President, Corporate Planning and Development and
                                         Chief Information Officer, Sun Microsystems Inc.

George Reyes                       43    Vice President, Corporate Controller, Sun Microsystems,
                                         Inc.

Joseph P. Roebuck                  61    Vice President, Worldwide Field Operations, Sun
                                         Microsystems Computer Company

Edward Saliba                      48    Vice President, Finance and Operations, SunSoft, Inc.

Janpieter T. Scheerder             48    President, SunSoft, Inc.

John C. Shoemaker                  54    Vice President, General Manager Enterprise Servers and
                                         Storage Group, Sun Microsystems Computer Company

Chester J. Silvestri               49    President, Sun Microelectronics

Edward T. Zander                   50    President, Sun Microsystems Computer Company


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

     Mr. Friedman has served as Vice President, Worldwide Operations of Sun Microsystems Computer Company since April 1996. Prior to such time, since 1989, Mr. Friedman served the Company in various positions including Vice President Supply Management, Vice President California Operations and Vice President Workstations, Servers and Graphics.

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

     Mr. Jabbar has served as Vice President, and Chief Financial Officer of Sun Microsystems Computer Company since June 1994. From July 1992 until June 1994, Mr. Jabbar served as Vice President, Finance and Planning, Worldwide Field Operations of Sun Microsystems Computer Company. From July 1991 to June 1992, he served as Vice President, Finance and Administration, United States Field Operations for Sun Microsystems Computer Company and from October 1990 to June 1991, he served as Director, Finance and Administration, United States Field
Operations for the Company. From October 1989 to October 1990, he served as Director of United States Field Market for the Company. From April 1988 to October 1989, he served as United States Sales and Service Controller for the company. From December 1986 to April 1988 he served as United States and Intercontinental Sales Controller for the Company.

     Mr. Lehman has served as Vice President, and Chief Financial Officer of the Company since February 1994. From June 1990 until February 1994, Mr. Lehman served as Vice President and Corporate Controller of the Company. From September 1989 to June 1990 he served as Director of Finance and Administration of Sun Microsystems of California Ltd., one of the Company's Hong Kong subsidiaries. He served as Assistant Corporate Controller of the Company from September 1988 to August 1989 and as External Reporting Manager from August 1987 to August 1988.

     Mr. Morris has served as Vice President, General Counsel and Secretary of the Company since October 1987.

     Mr. Page has served as Vice President, Treasurer of the Company since February 1996. Prior to that time, Mr. Page was a Partner of Ernst & Young, LLP.

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

     Mr. Raduchel has served as Vice President, Corporate Planning and Development and Chief Information Officer of the Company since July 1991. In addition, from July 1991 to June 1992, he served as Vice President, Human Resources (acting). From June 1989 to July 1991, he served as Vice President and Chief Financial Officer of the Company; he was also acting Chief Information Officer of the Company from November 1990 to July 1991. From October 1988 to June 1989, he served as Vice President, Corporate Planning and Development. From 1985 to 1988, he served as Vice President of Document Systems in the Strategic Business Office of Xerox Corporation.

     Mr. Reyes has served as Vice President, and Corporate Controller of the Company since April 1994. From April 1992 to March 1994, Mr. Reyes served as Audit Director for the Company. From April 1991 to April 1992, he was Director of Finance for the Company's ICON operations. From June 1989 to April 1991, he served as Assistant Controller. From July 1988 to June 1989, Mr. Reyes was the Controller of the Company's General Systems Group. From March 1988 to June 1988, Mr. Reyes served as the Company's Marketing Controller.

     Mr. Roebuck has served as Vice President, Worldwide Field Operations of Sun Microsystems Computer Company since April 1992. From November 1988 to April 1992, he served as Vice President, United States Field Operations, Sun Microsystems Computer Company and from January 1986 to November 1988, he served as Vice President of Sales for the Company.

     Mr. Saliba has served as Vice President, Finance SunSoft, Inc. since February 1996. From May 1994 to February 1996, he served as Finance Director for Sun Microelectronics. From May 1993 to

May 1994 he served as Finance Director of Worldwide Operations for Sun Microsystems Computer Company. From June 1991 to May 1993 he served as Finance Director for Sun Microsystems Computer Company Engineering. From April 1989 to June 1991 he served as Finance Manager and Director East Coast Operations.

     Mr. Scheerder has served as President, of SunSoft, Inc., since August 1995. From April 1995 to August 1995, he served as Vice President, Server Products of Sun Microsystems Computer Company. From March 1992 to April 1995, Mr. Scheerder served as Vice President, Solaris Products of SunSoft, Inc. From August 1991 to March 1992, he was Director of Marketing and Programming of SunSoft, Inc. and from February 1990 to August 1991, he was Vice President, Industry Standard System Development at Data General.

     Mr. Shoemaker has served as Vice President, General Manager, Enterprise Server and Storage Group, Sun Microsystems Computer Company since April 1996. From July 1993 to April 1996 he served as Vice President, Worldwide Operations of Sun Microsystems Computer Company. From June 1992 to July 1993 he served as Vice President, U.S. Operations of Sun Microsystems Computer Company. From May 1990 to July 1993, he also served as Vice President, Finance and Planning, Worldwide Operations (on an acting basis since July 1992). He served as Vice President (acting), Materials, Worldwide Operations from October 1991 to June 1992. From March 1989 to March 1990, he served as Senior Vice President, Electronic Printing Worldwide Marketing, Xerox Corporation. From December 1986 to March 1989, he served as Vice President and General Manager, Document Systems Business, Xerox Corporation.

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

     Mr. Zander has served as President, Sun Microsystems Computer Company since February 1995. From July 1991 to February 1995, Mr. Zander served as President of SunSoft, Inc. From October 1987 to July 1991, he served as Vice President of Corporate Marketing of the Company.

                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

     The information required by this item is incorporated by reference to the inside back cover of Sun's 1997 Annual Report to Stockholders. At September 16, 1997 there were 8,521 stockholders of record.

     The following is a summary of all sales of the Company's Common Stock by the Company's directors and executive officers who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, during the fiscal quarter ended June 30, 1997:

                                                                  Number of
     Officer                    Date               Price         Shares Sold
     -------                    ----               -----         -----------
Kenneth Alvares                5/16/97            $32.00           15,000
                               5/16/97            $32.1875         15,000
                               5/27/97            $33.93750        10,000
Robert Long                    5/16/97            $31.875          6,338
Scott McNealy                  5/1/97             $28.50           600,000
Frank Pinto                    5/29/97            $33.50           12,000
                               5/29/97            $33.50           8,000
                               5/29/97            $33.50           5,200
                               5/29/97            $33.50           4,800
George Reyes                   5/6/97             $30.375          920
                               5/6/97             $30.375          1,040
                               5/6/97             $30.375          4,800
Edward Saliba                  5/16/97            $31.875          4,800
                               5/16/97            $31.875          4,800
                               5/16/97            $31.875          2,400
                               5/16/97            $31.875          800
                               5/16/97            $31.875          1,840
Janpieter Scheerder            4/22/97            $26.125          12,000
                               5/29/97            $33.375          936
John Shoemaker                 2/10/97            $33.815          8,000
                               2/20/97            $34.065          11,000
                               2/20/97            $34.190          1,000
                               5/23/97            33.57            8,000
Chester Silvestri              1/22/97            $33.375          5,000
                               1/22/97            $33.250          2,000
                               1/22/97            33.13            2,000
                               1/22/97            $33.00           18,000
                               1/22/97            $33.50           5,000
                               1/22/97            $33.00           8,000
                               5/14/97            $32.00           20,000

                                                                  Number of
     Officer                    Date               Price         Shares Sold
     -------                    ----               -----         -----------

Edward Zander                  1/21/97            $32.0625         10,000
                               1/21/97            33.25            6,000
                               1/21/97            $31.95           10,000
                               4/22/97            27               10,000
                               4/23/97            27.5             10,000
                               4/29/97            $28.5625         7,200
                               5/7/97             30.56            10,000
                               5/7/97             $31.00           10,000
                               5/13/97            $30.9375         10,000
                               5/13/97            31.31            20,000





-------------------

ITEM 6.      SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference to the information included under the caption "Historical Financial Review" on pages 18 and 19 of Sun's 1997 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference to the information included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 through 25 of Sun's 1997 Annual Report to Stockholders.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item, with the exception of the subsequent events described here, is incorporated by reference to the information included under the captions "Consolidated Statements of Income","Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Stockholders' Equity", "Notes to Consolidated Financial Statements"and "Report of Ernst & Young LLP, Independent Auditors" on pages 26 through 44 of Sun's 1997 Annual Report to Stockholders.

     During September 1997 the Company acquired all of the outstanding capital stock of Integrity Arts, Inc. The transaction will be accounted for as a purchase and, on this basis, the purchase price will be allocated to tangible and intangible assets, and in-process research and development.

     On August 22, 1997 the Company signed a definitive agreement to purchase substantially all of the assets and certain liabilities of Chorus Systems SA, Chorus Systems KK and Chorus Systems, Inc. Upon and subject to closing, the transaction will be accounted for as a purchase and, on this basis, the purchase price will be allocated to tangible and intangible assets, and in-process research and development. The closing of this acquisition is contingent upon the completion of various closing conditions

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Company is incorporated by reference from the information contained under the caption "Election of Directors" in Sun's 1997 Proxy Statement for the Company's 1997 Annual Meeting of Stockholders. Current executive officers of the Registrant found under the caption "Executive Officers of the Registrant" in Part 1 hereof is also incorporated by reference into this Item 10.

ITEM 11.     EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the information contained under the caption "Executive Compensation" in Sun's 1997 Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

     The information required by this item is incorporated by reference from the information contained under the caption "Information Concerning Solicitation and Voting - Record Date and Outstanding Shares" and "Security Ownership of Management" in Sun's 1997 Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the information contained under the caption "Executive Compensation - Summary Compensation Table", "Certain Transactions With Management" and "Employment Contracts and Change-In-Control Arrangements" in Sun's 1997 Proxy Statement.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
             FORM 8-K

      (a)    The following documents are filed as part of this report:

             1. Financial statements that are incorporated herein by reference to the following in Sun's 1997 Annual Report to Stockholders.

                 Consolidated Statements of Income for each of the three years in the period ended June 30, 1997 (page 26).

                 Consolidated  Balance  Sheets at June 30,  1997 and 1996  (page
                 27).

                 Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 1997 (page 28).

                 Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 30, 1997 (page 29).

                 Notes to Consolidated  Financial  statements  (pages 30 through
                 43).

                 Report of Ernst & Young LLP, Independent Auditors (page 44).

             The Company's 1997 Annual Report to Stockholders is not deemed filed as part of this report except for those parts specifically incorporated herein by reference.

             2.  Financial Statement schedule:

                 Page   Schedule     Title
                 --------------------------
                 S-1          II     Valuation and Qualifying Accounts


             All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

3.  Exhibits

    Exhibit
     Number                             Description
     ------                             -----------

3.2(9)           Bylaws  of  Registrant,   as  amended.  3.3(8)  Certificate  of
                 Amendment of the Restated Certificate of Incorporation of Registrant.

3.3(19) Registrant's Amended and Restated Certificate of Incorporation (as amended to date).

4.3(9) First Amended and Restated Common Shares Rights Agreement dated December 14, 1990, between Registrant and The First National Bank of Boston.

4.4(11) Amendment dated as of October 28, 1991 to the First Amended and Restated Common Shares Rights Agreement dated December 14, 1990.

4.5(12) Second Amendment dated as of August 5, 1992 to the First Amended and Restated Common Shares Rights Agreement dated December 14, 1990.

4.6(17) Third Amendment dated as of November 2, 1994 to First Amended and Restated Common Shares Rights Agreement dated December 14, 1990.

4.7(17) Fourth Amendment dated as of November 1, 1995 to First Amended and Restated Common Shares Rights Agreement dated December 14, 1990.

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

10.48(3) Registrant's 1987 Stock Option Plan and representative form of Stock Option Agreement.

10.56(4) Building Loan Agreement dated May 11, 1989, between Sun Microsystems Properties, Inc. and the Toyo Trust and Banking Company Limited, New York Branch and the related Promissory Note; First Deed of Trust, Assignment of Leases, Rents and
                 Other Income and Security Agreement; Guaranty of Payment; Guaranty of Completion (Sun Microsystems Properties, Inc.); Guaranty of Completion (Sun Microsystems, Inc.; Shortfall Agreement and Indemnity.

    Exhibit
     Number                             Description
     ------                             -----------

10.64(8)         Registrant's    1988   Directors'   Stock   Option   Plan   and
                 representative form of Stock Option Agreement.

10.65(16)        Registrant's  1990 Employee  Stock Purchase Plan, as amended on
                 August 9, 1995.

10.66(15)        Registrant's  1990 Long-Term  Equity Incentive Plan, as amended on August 15, 1996.

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

10.74(10)        Software  Distribution  Agreement dated January 28, 1991 by and between the Registrant and UNIX Systems Laboratories, Inc.

10.77(14)        Lease Agreement between BNP Leasing Corporation and Registrant, effective as of September 25, 1992.

10.82 Restated Revolving Credit Agreement dated August 27, 1997, between the Registrant; Citicorp USA, Inc.; Bank of America National Trust and Savings Association; ABN AMRO Bank N.V.; The First National Bank of Boston; Barclays Bank PLC; Morgan Guaranty Trust Company of New York; The Fuji Bank Limited, San Francisco Agency: The Toyo Trust and Banking Co. Ltd.: The Sumitomo Bank, Limited; The Sakura Bank Limited, San Francisco Agency; Banque Nationale de Paris; Bayerische Vereinsbank AG, Los Angeles Agency; The Industrial Bank of Japan, Limited, San Francisco Agency; The Bank of New York; Cariplo - Cassa Di-Risparmio Delle Provincie Lombade SPA; Corestes Bank NA; The Northern Trust Company, Royal Bank Of Canada, Union Bank of California.

10.84 Registrant's Non-Qualified Deferred Compensation Plan dated July 1, 1995, as amended and restated effective October 1, 1997.

10.85(16)        Registrant's     Section    162    (m)    Executive     Officer
                 Performance-Based Bonus Plan dated August 9, 1995.

10.86(15)        First  Amendment  to  Lease   Agreement   between  BNP  Leasing
                 Corporation and Registrant, effective as of September 23, 1994.

10.87            The Sun  Microsystems,  Inc.  Equity  Compensation  Acquisition
                 Plan, as amended.

10.89(18)        Form of Change of Control Agreement  executed by each corporate executive officer of Registrant.

10.90(18)        Form of Change of Control Agreement executed by Chief Executive
                 Officer of Registrant.

10.91(18)        Form of Vice President Change of Control Severance Plan.

10.92(18)        Form of Director - Level Change of Control Severance Plan.

11               Statement of Computation of Earnings per Share.

13.0 1997 Annual Report to Stockholders (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).

22.0             Subsidiaries of Registrant.

23.1             Consent of Ernst & Young LLP, Independent Auditors.

24               Power of Attorney (See page 25).

27               Financial Data Schedule.

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

(5)      Not used.

(6)      Not used.

(7)      Not used.

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

(14)     Not used.

(15) Incorporated by reference to identically numbered exhibits filed as exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

(16) Incorporated by reference to identically numbered exhibits filed as exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(17) Incorporated by reference to identically numbered exhibits filed as exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 1995.

(18) Incorporated by reference to identically numbered exhibits filed as exhibits to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 29, 1996.

(19) Incorporated by reference to identically numbered exhibits filed as exhibits to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SUN MICROSYSTEMS, INC.
                                    Registrant

September 25, 1997


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

     Signature                             Title                                Date
     ---------                             -----

  /s/ SCOTT G. McNEALY       Chairman of the Board of Directors,         September 25, 1997
--------------------------   President and Chief Executive Officer
     (Scott G. McNealy)      (Principal Executive Officer)

 /s/ MICHAEL E. LEHMAN       Vice President and Chief Financial          September 25, 1997
--------------------------   Officer (Principal Financial Officer)
    (Michael E. Lehman)

 /s/ GEORGE REYES            Vice President and Corporate Controller     September 25, 1997
--------------------------   (Principal Accounting  Officer)
    (George Reyes)

 /s/ L. JOHN DOERR           Director                                    September 25, 1997
--------------------------
    (L. John Doerr)

 /s/ JUDITH L. ESTRIN        Director                                    September 25, 1997
--------------------------
    (Judith L. Estrin )

 /s/ ROBERT J. FISHER        Director                                    September 25, 1997
--------------------------
    (Robert J. Fisher)

 /s/ ROBERT L. LONG          Director                                    September 25, 1997
--------------------------
   (Robert L. Long)

 /s/ M. KENNETH OSHMAN       Director                                    September 25, 1997
--------------------------
    (M. Kenneth Oshman)

 /s/ A. MICHAEL SPENCE       Director                                    September 25, 1997
--------------------------
    (A. Michael Spence)



                                                                                                        SCHEDULE 2
                                              SUN MICROSYSTEMS, INC.

                                         VALUATION AND QUALIFYING ACCOUNTS
                                                  (in thousands)
                                                             Balance at    Charged to                  Balance at
                                                             Beginning     Costs and      Deduction/    End of
                      Description                            of Period      Expenses      Write-off     Period
Year ended June 30, 1995:
  Accounts receivable                                         $79,845       $186,993       $167,231     $99,607
allowances.........................                          ========       ========       ========    ========

Year ended June 30, 1996:
  Accounts receivable                                         $99,607       $195,840       $194,717    $100,730
allowances.........................                          ========       ========       ========    ========

Year ended June 30, 1997:
  Accounts receivable                                        $100,730       $273,959       $178,598    $196,091
allowances.........................                          ========       ========       ========    ========

                                       26