Form 10-K/A
period 1997-06-30
SUN MICROSYSTEMS INC
filed 1997-10-15
CIK 709519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of September 16, 1997, was approximately $19,019,000,000 based upon the last sale price reported for such date on the Nasdaq National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

         The number of shares of the Registrant's Common Stock outstanding as of September 16, 1997 was 374,288,574.

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

     2. Financial Statement schedule:

        Page   Schedule            Title
       -------------------------------------------------
        S-1     II     Valuation and Qualifying Accounts


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

    10.74(10)  Software  Distribution  Agreement  dated  January 28, 1991 by and between the Registrant and UNIX Systems Laboratories, Inc.

    10.77(14)  Lease Agreement  between BNP Leasing  Corporation and Registrant, effective as of September 25, 1992.

    10.82(20)  Restated  Revolving  Credit  Agreement  dated  August  27,  1997, between the Registrant; Citicorp USA, Inc.; Bank of America National Trust and Savings Association; ABN AMRO Bank N.V.; The First National Bank of Boston; Barclays Bank PLC; Morgan Guaranty Trust Company of New York; The Fuji Bank Limited, San Francisco
               Agency: The Toyo Trust and Banking Co. Ltd.: The Sumitomo Bank, Limited; The Sakura Bank Limited, San Francisco Agency; Banque Nationale de Paris; Bayerische Vereinsbank AG, Los Angeles Agency; The Industrial Bank of Japan, Limited, San Francisco Agency; The Bank of New York; Cariplo - Cassa Di-Risparmio Delle Provincie Lombade SPA; Corestes Bank NA; The Northern Trust Company, Royal Bank Of Canada, Union Bank of California.

    10.84(20)  Registrant's  Non-Qualified Deferred Compensation Plan dated July
               1, 1995, as amended and restated effective October 1, 1997.

    10.85(16)  Registrant's Section 162 (m) Executive Officer  Performance-Based
               Bonus Plan dated August 9, 1995.

    10.86(15)  First   Amendment   to  Lease   Agreement   between  BNP  Leasing
               Corporation and Registrant, effective as of September 23, 1994.

    10.87(20)  The Sun Microsystems,  Inc. Equity Compensation Acquisition Plan,
               as amended.

    10.89(18)  Form of Change of Control  Agreement  executed by each  corporate executive officer of Registrant.

    10.90(18)  Form of Change of Control  Agreement  executed by Chief Executive
               Officer of Registrant.

    10.91(18)  Form of Vice President Change of Control Severance Plan.

    10.92(18)  Form of Director - Level Change of Control Severance Plan.

    11(20)     Statement of Computation of Earnings per Share.

    13.0(20) 1997 Annual Report to Stockholders (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).

    22.0(20)   Subsidiaries of Registrant.

    23.1       Consent of Ernst & Young LLP, Independent Auditors.

    24(20)     Power of Attorney (See page 25).

    27(20)     Financial Data Schedule.

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

(20) Previously filed as exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed on September 26, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SUN MICROSYSTEMS, INC.
                                 Registrant

October 15, 1997


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

     Signature                             Title                                Date
     ---------                             -----                                ----
     SCOTT G. McNEALY*          Chairman of the Board of Directors,          October 15, 1997
----------------------------    President and Chief Executive Officer
    (Scott G. McNealy)          (Principal Executive Officer)

 /s/ MICHAEL E. LEHMAN          Vice President and Chief Financial           October 15, 1997
----------------------------    Officer (Principal Financial Officer)
    (Michael E. Lehman)

     GEORGE REYES*              Vice President and Corporate Controller      October 15, 1997
----------------------------    (Principal Accounting  Officer)
    (George Reyes)

     L. JOHN DOERR*             Director                                     October 15, 1997
----------------------------
    (L. John Doerr)

     JUDITH L. ESTRIN*          Director                                     October 15, 1997
----------------------------
    (Judith L. Estrin )

     ROBERT J. FISHER*          Director                                     October 15, 1997
----------------------------
    (Robert J. Fisher)

     ROBERT L. LONG*            Director                                     October 15, 1997
----------------------------
    (Robert L. Long)

     M. KENNETH OSHMAN*         Director                                     October 15, 1997
----------------------------
    (M. Kenneth Oshman)

     A. MICHAEL SPENCE*         Director                                     October 15, 1997
----------------------------
    (A. Michael Spence)

*By: /s/ MICHAEL E. LEHMAN      Vice President and Chief Financial
----------------------------    Officer (Principal Financial Officer)
        (Michael E. Lehman)

                                INDEX to EXHIBITS

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

    10.74(10)  Software  Distribution  Agreement  dated  January 28, 1991 by and between the Registrant and UNIX Systems Laboratories, Inc.

    10.77(14)  Lease Agreement  between BNP Leasing  Corporation and Registrant, effective as of September 25, 1992.

    10.82(20)  Restated  Revolving  Credit  Agreement  dated  August  27,  1997, between the Registrant; Citicorp USA, Inc.; Bank of America National Trust and Savings Association; ABN AMRO Bank N.V.; The First National Bank of Boston; Barclays Bank PLC; Morgan Guaranty Trust Company of New York; The Fuji Bank Limited, San Francisco
               Agency: The Toyo Trust and Banking Co. Ltd.: The Sumitomo Bank, Limited; The Sakura Bank Limited, San Francisco Agency; Banque Nationale de Paris; Bayerische Vereinsbank AG, Los Angeles Agency; The Industrial Bank of Japan, Limited, San Francisco Agency; The Bank of New York; Cariplo - Cassa Di-Risparmio Delle Provincie Lombade SPA; Corestes Bank NA; The Northern Trust Company, Royal Bank Of Canada, Union Bank of California.

    10.84(20)  Registrant's  Non-Qualified Deferred Compensation Plan dated July
               1, 1995, as amended and restated effective October 1, 1997.

    10.85(16)  Registrant's Section 162 (m) Executive Officer  Performance-Based
               Bonus Plan dated August 9, 1995.

    10.86(15)  First   Amendment   to  Lease   Agreement   between  BNP  Leasing
               Corporation and Registrant, effective as of September 23, 1994.

    10.87(20)  The Sun Microsystems,  Inc. Equity Compensation Acquisition Plan,
               as amended.

    10.89(18)  Form of Change of Control  Agreement  executed by each  corporate executive officer of Registrant.

    10.90(18)  Form of Change of Control  Agreement  executed by Chief Executive
               Officer of Registrant.

    10.91(18)  Form of Vice President Change of Control Severance Plan.

    10.92(18)  Form of Director - Level Change of Control Severance Plan.

    11(20)     Statement of Computation of Earnings per Share.

    13.0(20) 1997 Annual Report to Stockholders (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).

    22.0(20)   Subsidiaries of Registrant.

    23.1       Consent of Ernst & Young LLP, Independent Auditors.

    24(20)     Power of Attorney (See page 25).

    27(20)     Financial Data Schedule.

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

(20) Previously filed as exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed on September 26, 1997.