Form 10-Q
period 1997-09-28
SUN MICROSYSTEMS INC
filed 1997-11-12
CIK 709519


                                   SECURITIES AND EXCHANGE COMMISSION
                                         WASHINGTON, D.C. 20549

                                                FORM 10-Q
(Mark One)

__X__Quarterly  report  pursuant to Section 13 or 15(d) of the  Securities  Exchange Act of 1934 for the
     quarterly period ended September 28, 1997 or

_____Transition  report  pursuant to Section 13 or 15(d) of the Securities  Exchange Act of 1934 for the
     transition period from ______ to _______

                                     Commission file number:0-15086

                                         SUN MICROSYSTEMS, INC.
                         (Exact Name of registrant as specified in its charter)
                  Delaware                                                       94-2805249
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

                                901 San Antonio Road Palo Alto, CA 94303
                         (Address of principal executive offices with zip code)

Registrant's telephone number, including area code:                                      (650) 960-1300

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

                     Class                                      Outstanding at September 28, 1997
         Common Stock - $0.00067 par value                               374,630,828

                                      INDEX




                                                                            PAGE

   COVER PAGE                                                                1

   INDEX                                                                     2

   PART I - FINANCIAL INFORMATION

            Item 1 - Financial Statements
                     Condensed Consolidated Balance Sheets                   3
                     Condensed Consolidated Statements of Income             4
                     Condensed Consolidated Statements of Cash Flows         5
                     Notes to Condensed Consolidated Financial Statements    6

            Item 2 - Management's Discussion and Analysis of
                     Results of Operations and Financial Condition           8

   PART II - OTHER INFORMATION
            Item 1 - Legal Proceedings                                      13
            Item 5 - Other Information                                      13
            Item 6 - Exhibits and Reports on Form 8 - K                     17

   SIGNATURES                                                               18

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             SUN MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                   September 28,       June 30,
                                                       1997              1997
                                                   ------------      -----------
                                                    (unaudited)
ASSETS
Current assets:
         Cash and cash equivalents                 $   513,845      $   660,170
         Short-term investments                        473,544          452,590
         Accounts receivable, net                    1,450,709        1,666,523
         Inventories                                   466,868          437,978
         Deferred tax assets                           293,159          286,720
         Other current assets                          277,921          224,469
                                                   -----------      -----------
              Total current assets                   3,476,046        3,728,450
Property, plant and equipment, at cost               1,760,844        1,658,341
Accumulated depreciation and amortization             (882,166)        (858,448)
                                                   -----------      -----------
                                                       878,678          799,893
Other assets, net                                      192,973          168,931
                                                   -----------      -----------
                                                   $ 4,547,697      $ 4,697,274
                                                   ===========      ===========



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Short-term borrowings                     $    24,242      $   100,930
         Accounts payable                              428,402          468,912
         Accrued liabilities                           824,858          963,012
         Other current liabilities                     299,812          316,184
                                                   -----------      -----------
              Total current liabilities              1,577,314        1,849,038
Long-term debt and other obligations                   120,488          106,299
Total stockholders' equity                           2,849,895        2,741,937
                                                   -----------      -----------
                                                   $ 4,547,697      $ 4,697,274
                                                   ===========      ===========

                             See accompanying notes

                             SUN MICROSYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                        Three Months Ended
                                                        ------------------
                                                    September 28,  September 29,
                                                          1997           1996
                                                       ----------     ----------
Net revenues                                           $2,098,604     $1,859,019
Cost and expenses:
         Cost of sales                                  1,027,434        972,101
         Research and development                         222,618        186,268
         Purchased in-process research and
                development                                52,184           --
         Selling, general and administrative              615,493        524,666
                                                       ----------     ----------

             Total costs and expenses                   1,917,729      1,683,035
Operating income                                          180,875        175,984
Interest income, net                                       10,571          5,472
                                                       ----------     ----------
Income before income taxes                                191,446        181,456
Provision for income taxes                                 83,013         58,006
                                                       ----------     ----------

Net income                                             $  108,433     $  123,390
                                                       ==========     ==========
Net income per common and
         and common - equivalent
         share                                         $     0.27     $     0.32
                                                       ==========     ==========

Common and common-equivalent
         shares used in the calculation
         of net income per share                          395,099        390,116
                                                       ==========     ==========

                             See accompanying notes.

                                                   SUN MICROSYSTEMS, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (unaudited)
                                                       (in thousands)
                                                                        Three Months Ended
                                                                        ------------------
                                                                   September 28,   September 29,
                                                                         1997            1996
                                                                   -------------   -------------
Cash flow from operating activities:
         Net income                                                   $ 108,433       $ 123,390
         Adjustments to reconcile net income
                  to operating cash flows:
                  Depreciation, amortization and
                           other non-cash items                          86,803          86,887
                  Tax benefit of options exercised                       56,626           7,655
                  Other non-cash items                                   52,184            --
                  Net decrease (increase) in accounts receivable        215,814         (88,817)
                  Net increase in inventories                           (28,890)           (928)
                  Net (decrease) increase  in accounts payable          (40,510)         20,072
                  Net increase in other current
                           and non-current assets                       (61,277)        (35,988)
                  Net decrease in other current
                           and non-current liabilities                 (164,839)        (44,119)
                                                                      ---------       ---------
Net cash provided from operating activities                             224,344          68,152
                                                                      ---------       ---------
Cash flow from investing activities:
         Acquisition of property, plant and equipment                  (161,817)        (94,890)
         Acquisition of spare parts and other assets                    (33,962)         (8,119)
         Payment for acquisitions                                       (55,200)            --
         Acquisition of short-term investments                         (211,042)        (17,157)
         Maturities of short-term investments                           190,274         270,196
                                                                      ---------       ---------
Net cash (used by) provided from investing activities                  (271,747)        150,030
                                                                      ---------       ---------
Cash flow from financing activities:
         Issuance of common stock, net                                   31,594           8,595
         Acquisition of treasury stock                                  (79,745)       (271,344)
         Proceeds from employee stock purchase plans                     23,204          17,141
         Reduction of short - term borrowings, net                      (76,688)         (4,238)
         Proceeds from and reduction of long - term
                  borrowings and other                                    2,713         (36,445)
                                                                      ---------       ---------
Net cash used by financing  activities                                  (98,922)       (286,291)
                                                                      ---------       ---------
Net decrease in cash  and cash  equivalents                           $(146,325)      $ (68,109)
                                                                      =========       =========
Supplemental disclosures of cash flow information:
         Cash paid during the period for:
         Interest                                                     $     160       $   4,189
         Income taxes                                                 $  29,411       $  46,524

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

         While the quarterly financial information is unaudited, the financial statements included in this report reflect all adjustments (consisting of normal recurring accruals) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for the interim periods are not necessarily indicative of the results for the entire year. The information included in this report should be read in conjunction with the 1997 Annual Report to Stockholders which is incorporated by reference in the Company's 1997 Form 10-K (as amended on Form 10-K/A).

INVENTORIES (in thousands)

                    September 28, 1997         June 30, 1997
                    ------------------         -------------
Raw materials            $250,951                 $236,900

Work in process            58,706                   50,577

Finished goods            157,211                  150,501
                         --------                 --------

                         $466,868                 $437,978
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

STOCK SPLIT

The Company effected a two-for-one stock split (effected in the form of a stock dividend), to stockholders of record as of the close of the business on November 18, 1996. Share and per-share amounts presented have been adjusted to reflect the stock dividend.

RECENT PRONOUNCEMENTS

In 1997, Financial Accounting Standards No. 128 (FAS 128), "Earnings per Share," was issued and is effective for interim and annual periods ending after December 15, 1997. The impact is expected to result in an increase in primary earnings per share of $.02 for the quarters ended September 28, 1997 and September 29, 1996.

ACQUISITIONS

On August 22, 1997, the Company acquired all of the outstanding stock of Diba, Inc. for $25,000,000 in cash. The transaction was accounted for as a purchase and, on this basis, the excess purchase price over the estimated fair value of net tangible assets has been allocated, based upon an independent third-party valuation, to various intangible assets, primarily consisting of purchased in-process research and development and goodwill. In connection with this acquisition, purchased in-process research and development of $22,300,000, associated with products which had not achieved technological feasibility and for which no alternative uses have been established by the Company, was written off. Intangible assets, including goodwill, are being amortized over three years. The results of operations of Diba, Inc. from the date of acquisition through September 28, 1997 are included in the Company's consolidated statement of income and were not material to the Company.

On September 22, 1997, the Company acquired all of the outstanding stock of Integrity Arts, Inc. for $30,200,000 in cash. The transaction was accounted for as a purchase and, on this basis, the excess purchase price over the estimated fair value of net tangible assets has been allocated, based upon an independent third-party valuation, to various intangible assets, primarily consisting of purchased in-process research and development and goodwill. In connection with this acquisition, purchased in-process research and development of approximately $29,900,000, associated with products which had not achieved technological feasibility and for which no alternative uses have been established by the Company, was written off. Intangible assets, including goodwill, are being amortized over three years. The results of operations of Integrity Arts, Inc. from the date of acquisition through September 28, 1997 are included in the Company's consolidated statement of income and were not material to the Company.

SUBSEQUENT EVENTS

On October  16,  1997,  the  Company  filed a  Registration  Statement  with the
Securities and Exchange Commission relating to the registration for public offering of senior and subordinated debt securities and common stock with an aggregate initial public offering price of up to $1,000,000,000. On October 24, 1997, the Registration Statement became effective, so that the Company may now choose to offer, from time to time, the securities and common stock pursuant to Rule 415 in one or more separate series, in amounts, at prices and on terms to be set forth in the prospectus contained in the Registration Statement and in one or more supplements to the prospectus.

On October 21, 1997, the Company acquired substantially all of the assets and liabilities of Chorus Systems S.A. and its wholly-owned subsidiaries for approximately $26,500,000 in cash. The transaction will be accounted for as a purchase and, on this basis, the excess purchase price over the estimated fair value of net tangible assets will be allocated, based on an independent third-party valuation, to various intangible assets, primarily consisting of purchased in-process research and development and goodwill. Purchased in-process research and development of approximately $13 million, associated with products which had not achieved technological feasibility and for which no alternative uses have been established by the Company, will be written off.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                  OPERATIONS AND FINANCIAL CONDITION

The following table sets forth items from the Condensed Consolidated Statements of Income as a percentage of net revenues:

                                          Three Months Ended,
                                          -------------------
                                     September 28, September 29,
                                          1997          1996
                                          ----          ----
Net revenues                             100.0%        100.0%

Cost of sales                             49.0          52.3
                                         -----         -----
         Gross margin                     51.0          47.7
Research and development                  10.6          10.0
Purchased in-process research and
         development                       2.5           --

Selling, general and administrative       29.3          28.2
                                         -----         -----

Operating income                           8.6           9.5
Interest income, net                       0.5           0.3
                                         -----         -----
Income before income taxes                 9.1           9.8
Provision for income taxes                 3.9           3.2
                                         -----         -----

         Net income                        5.2%          6.6%
                                         =====         =====

The following sections contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties such that actual results may vary materially. Certain factors that may affect the Company's results and financial condition over the next few quarters are discussed under the caption "future operating results" below. Other factors that may affect such results and financial condition are set forth in the Company's 1997 Annual Report to Stockholders which is incorporated by reference in the Company's Form 10-K (as amended on Form 10-K/A).

RESULTS OF OPERATIONS

Net revenues

Net revenues were $2.099 billion for the first quarter of fiscal 1998, representing an increase of 12.9% over the corresponding period of fiscal 1997. The growth in revenues resulted primarily from strong demand for work group, enterprise and departmental servers, high-end desktop systems and from high-end storage products. The remaining increase reflects growth in revenues from other Sun businesses, primarily service. The 12.9% revenue growth in the first quarter of fiscal 1998 was lower than the corresponding 25.2% revenue growth rate experienced in the first quarter of fiscal 1997 due mainly to a smaller backlog entering the quarter, coupled with the impacts of foreign currency fluctuations and weaker demand in certain geographies as described below.

Domestic net revenues increased by 16.5% while international net revenues (including United States exports) grew 9.1% in the first quarter of fiscal 1998 compared with the corresponding period of fiscal 1997. In U.S. dollars, European net revenues increased 5.8%, Japanese net revenues increased 10.3%, and net revenues in rest of world increased 14.9% in the first quarter of fiscal 1998 when compared with the corresponding periods of fiscal 1997. These increases are due primarily to continued strengthening of the markets in Japan, Italy, Belgium and France. The increases in U.S. dollar revenues are net of the foreign currency impact of a strengthening in the U.S. dollar within our major markets, particularly Japan and Europe. The foreign currency impact was partially offset by pricing actions taken by the Company. The Company also experienced weakening demand in other parts of Europe, Southeast Asia and Latin America.

The Company generally manages currency exposure through the use of simple, short-term forward foreign exchange and currency option contracts, the objective of which is to minimize the impact of currency fluctuations on the results of operations. As the Company utilizes projected data to establish its forward exchange and currency exchange contracts, variances which result from forecasting differences and the extent of currency movement during the quarter could have a material adverse effect on the results of operations and cash flows.

Gross margin

Gross margin was 51.0% for the first quarter of fiscal 1998, compared with 47.7% for the corresponding period of fiscal 1997. The increase in the gross margin reflects the effects of increased revenues generated from higher margin servers, desktop and storage options, as well as continued decreases in costs of key components, including CPUs and memory.

The factors described above resulted in a favorable impact on gross margin for the first quarter of fiscal 1998. The Company continuously evaluates the competitiveness of its product offerings. These evaluations could result in repricing actions in the near term. Sun's future operating results would be adversely affected if such repricing actions were to occur and the Company were unable to mitigate the resulting margin pressure by maintaining a favorable mix of systems, software, service, and other products and by achieving component cost reductions, operating efficiencies and increasing volumes.

Research and development

Research and development (R&D) expenses were $222.6 million in the first quarter of fiscal 1998, compared with $186.3 million for the corresponding period of fiscal 1997. As a percentage of net revenues, R&D expenses increased to 10.6% for the first quarter of fiscal 1998 from 10.0% in the corresponding period of fiscal 1997. The dollar increase in the first quarter of fiscal 1998 over the corresponding period in fiscal 1997 primarily reflects increased expenditures focused on the development of hardware and software products which utilize the Java architecture. The remaining increase in R&D expenses is due primarily to continued development of ULTRASparc systems, storage products, further development of products acquired through acquisitions, and increased compensation due primarily to higher levels of R&D staffing.

Selling, general and administrative

Selling, general and administrative (SG&A) expenses were $615.5 million in the first quarter of fiscal 1998 compared with $524.7 million for the same period of fiscal 1997. As a percentage of net revenues, SG&A expenses increased to 29.3% in the first quarter of fiscal 1998 from 28.2% in the corresponding period of fiscal 1997. The dollar increase in fiscal 1998 is primarily attributable to increased compensation resulting from higher levels of headcount (principally in the sales organization) in addition to marketing costs related to demand creation programs. The increase is also due to costs incurred in connection with the Company's ongoing efforts to improve business processes and cycle times. The Company expects to continue to hire personnel to further expand its demand creation programs and service support.

Purchased in-process research and development

Purchased in-process research and development represents the write-off of purchased in-process research and development associated with the Company's acquisitions of Diba, Inc. and Integrity Arts, Inc. The Company expects an additional in-process research and development write-off of approximately $13 million in connection with the acquisition of Chorus Systems S.A. and its wholly-owned subsidiaries.

Interest income, net

Net interest income was $10.6 million for the first quarter of fiscal 1998, compared with $5.5 million in net interest income for the corresponding period in fiscal 1997. The increase in 1998 is primarily the result of higher interest earnings due to a larger average portfolio of cash and short-term investments.

Income taxes

The Company's effective income tax rate for the first quarter of fiscal 1998 was 33% before a $19.8 million tax charge resulting from a non-recurring write-off of in-process research and development associated with the acquisitions of Diba, Inc. and Integrity Arts, Inc. The effective income tax rate for the first quarter of fiscal 1998 including these acquisition-related charges was 43.4%.
The effective tax rate for the first quarter of fiscal 1997 was 32%. The increase in the overall effective tax rate to 33% for fiscal 1998 is attributable to an increase in anticipated worldwide earnings without offsetting tax credits or other tax savings.

FUTURE OPERATING RESULTS

The market for Sun's products and services is intensely competitive and subject to continuous, rapid technological change, short product life cycles and frequent product performance improvements and price reductions. Due to the breadth of the Company's product lines and the scalability of its products and network computing model, Sun competes in many segments of the network computing market across a broad spectrum of customers. The Company expects the markets for its products and technologies, as well as its competitors within such markets, will continue to change as the rightsizing trend shifts customer buying patterns to network based systems which often employ solutions from multiple vendors. Competition in these markets will also continue to intensify as Sun and its competitors, principally Hewlett-Packard Corporation, International Business Machines Corporation, Digital Equipment Corporation, and Silicon Graphics, Inc., aggressively position themselves to benefit from this shifting of customer buying patterns and demand. The Company is also facing competition from these competitors, as well as other systems manufacturers, such as Compaq Computer Corporation and Dell Computer Corporation, with respect to products based on microprocessors from Intel Corporation coupled with Windows NT operating system software from Microsoft Corporation. These products demonstrate the viability of certain networked personal computer solutions and have increased the competitive pressure, particularly in the Company's workstation and lower-end server product lines. Finally, the timing of introductions of new products and services by Sun's competitors may negatively impact the future operating results of the Company, particularly when such introductions occur in periods leading up to the Company's introduction of its own new enhanced products. The Company expects this pressure to continue and intensify throughout fiscal 1998. While many other technical, service and support capabilities affect a customer's buying decision, the Company's future operating results will depend, in part, on its ability to compete with these technologies.

The Company's future operating results will depend to a considerable extent on its ability to rapidly and continuously develop, introduce, and deliver in quantity new systems, software, and service products, as well as new microprocessor technologies, that offer its customers enhanced performance at competitive prices. The development of new high - performance computer products, such as the Company's development of the UltraSPARC microprocessor, is a complex and uncertain process requiring high levels of innovation from the Company's designers and suppliers, as well as accurate anticipation of customer requirements and technological trends. Once a hardware product is developed, the Company must rapidly bring such products to volume manufacturing, a process that requires accurate forecasting of volumes, mix of products and configurations, among other things in order to achieve acceptable yields and costs. Future operating results will depend to a considerable extent on the Company's ability to closely manage product introductions in order to minimize unfavorable patterns of customer orders, to reduce levels of older inventory and to ensure that adequate supplies of new products can be delivered to meet customer demand. The ability of the Company to match supply and demand is further complicated by the Company's need to adjust prices to reflect changing competitive market conditions as well as the variability and timing of customer orders with respect to the Company's older products. As a result, the Company's operating results could be adversely affected if the Company is not able to correctly anticipate the level of demand for the mix of products. Because the Company is continuously engaged in this product development, introduction, and transition process, its operating results may be subject to considerable fluctuation, particularly when measured on a quarterly basis.

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

LIQUIDITY AND CAPITAL RESOURCES

Total assets at September 28, 1997 decreased by approximately $150 million from June 30, 1997, due principally to decreases in cash, cash equivalents and short-term investments of $125 million and accounts receivable of $216 million, offset by increases in inventory of $29 million, other current assets of $60 million, property, plant and equipment-net of $79 million and other long-term assets of $24 million. The decrease in accounts receivable reflects the Company's normal seasonal experience, which is lower revenue in the first quarter of fiscal 1998 as compared to the fourth quarter of the prior fiscal year. The increase in inventory also reflects the lower revenue in the first quarter of fiscal 1998 as compared to the fourth quarter of fiscal 1997. Other current assets increased due to the timing of payments for insurance and other taxes. The increase in property, plant and equipment reflects capital spending for real estate development as well as capital additions to support increased headcount, primarily in the Company's engineering, service and marketing organizations. Other long-term assets increased primarily due to an increase in spares inventory.

Total current liabilities decreased $272 million from June 30, 1997, due principally to decreases in short-term borrowings of $77 million, accounts payable of $40 million, accrued liabilities of $138 million, and other current liabilities of $17 million. The decrease in short-term borrowings reflect payments related to debt of subsidiaries. The decrease in accounts payable reflects the timing of payments for inventory and other items. Accrued liabilities decreased due to the payment of performance based compensation and commissions, offset by an increase in the employee stock participation program liability. The other current liabilities decrease reflects the decrease in income taxes payable and deferred service revenues.

At September 28, 1997, the Company's primary sources of liquidity consisted of cash, cash equivalents and short-term investments of $987 million and a revolving credit facility with banks aggregating $500 million, which was available subject to compliance with certain covenants. On October 16, 1997, the Company filed a Registration Statement with the Securities and Exchange
Commission relating to the registration for public offering of senior and subordinated debt securities and common stock with an aggregate initial public offering price of up to $1,000,000,000. On October 24, 1997, the Registration Statement became effective, so that the Company may now choose to offer, from time to time, the securities and common stock pursuant to Rule 415 in one or more separate series, in amounts, at prices and on terms to be set forth in the prospectus contained in the Registration Statement and in one or more supplements to the prospectus. The Company believes that the liquidity provided by existing cash and short-term investment balances and the offering and borrowing arrangements described above will be sufficient to meet the Company's capital requirements through fiscal 1998. However, the Company believes the level of financial resources is a significant competitive factor in its industry and may choose at any time to raise additional capital through debt or equity financing to strengthen its financial position, facilitate growth and provide the Company with additional flexibility to take advantage of business opportunities that may arise.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On October 7, 1997, the Company filed suit against Microsoft Corporation in the United States District Court for the Northern District of California alleging breach of contract, trademark infringement, false advertising, unfair competition, interference with prospective economic advantage and inducing breach of contract. The Company filed an amended complaint on October 14, 1997. Microsoft Corporation filed its answer, affirmative defenses and counterclaims to the amended complaint. The counterclaims include breach of contract, breach of the covenant of good faith and fair dealing, violation of the California Business & Professions Code and declaratory judgment. The Company believes that the counterclaims are without merit and/or that the Company has affirmative defenses and intends vigorously to defend itself with respect thereto. The Company believes that the outcome of this matter will not have a material adverse impact on Sun's financial position, results of operations or cash flows in any given fiscal year.

ITEM 5 - OTHER INFORMATION

SCHEDULE OF SALES BY EXECUTIVE OFFICERS DURING THE QUARTER

         The following is a summary of all sales of the Company's Common Stock by the Company's executive officers and directors who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, during the fiscal quarter ended September 28, 1997:

         OFFICER/                 DATE              PRICE          NUMBER OF
         DIRECTOR                                                  SHARES SOLD
         =======================================================================

         Kenneth M. Alvares      7/23/97           $45.75            10,000
                                 7/23/97           $46.125           10,000
                                 7/23/97           $46.5625          20,000
                                 7/24/97           $46.00            14,000
                                 7/25/97           $47.00            24,000
                                 8/7/97            $49.1146          24,000
                                 8/20/97           $50.7525           8,000
                                 8/20/97           $52.00             6,000
                                 8/20/97           $52.0625           2,000
                                 8/20/97           $52.5625           2,700
                                 8/20/97           $52.50             3,300

         Alan E. Baratz          8/5/97            $46.25            20,000
                                 8/6/97            $47.0625          12,000
                                 8/6/97            $47.0625          12,000

         Mel Friedman            8/6/97            $47.1875          20,000
                                 8/6/97            $47.1652          28,000

         Lawrence W. Hambly      8/6/97            $47.5313          10,000
                                 8/6/97            $48.25            10,000

                                 8/6/97            $48.50            10,000
                                 8/7/97            $49.00            10,000

         Masood Jabbar           7/25/97           $46.8019          26,000
                                 7/25/97           $46.8641           6,000
                                 7/25/97           $46.8641           3,000
                                 7/25/97           $46.9264           5,000
                                 8/19/97           $50.00             8,000
                                 8/19/97           $49.875            3,658
                                 8/19/97           $49.9375           5,000
                                 8/19/97           $50.00            23,342
                                 8/19/97           $49.875           12,000
                                 8/19/97           $49.875           32,000
                                 8/19/97           $50.00             1,158
                                 8/19/97           $50.00            16,000

         Michael E. Lehman       7/23/97           $46.750           20,000
                                 7/23/97           $46.00            10,000
                                 7/23/97           $46.125           10,000
                                 7/28/97           $47.0625           4,000
                                 8/1/97            $45.00             4,000
                                 8/4/97            $45.00            20,000
                                 8/4/97            $44.625           10,000
                                 8/5/97            $46.25             5,000
                                 8/5/97            $46.00             5,000
                                 8/6/97            $47.125            5,000
                                 8/7/97            $48.8125           3,000
                                 8/11/97           $48.4375           4,000
                                 8/11/97           $48.00             4,000

         Robert L. Long          8/5/97            $45.5625          10,000

         Scott G. McNealy        7/23/97           $46.3670         150,000
                                 7/30/97           $46.313          150,000
                                 8/6/97            $47.9420         150,000
                                 8/13/97           $47.190          150,000

         Michael H. Morris       7/23/97           $46.1562           8,000
                                 7/23/97           $46.1562           4,800
                                 8/5/97            $45.875            8,000
                                 8/5/97            $45.875            8,000
                                 8/11/97           $47.50             6,400

         Alton D. Page           8/6/97            $47.5625          10,000

         William J. Raduchel     7/23/97           $46.0538          35,000
                                 8/1/97            $45.00             8,000
                                 8/1/97            $45.625           10,000
                                 8/1/97            $44.5844          10,000
                                 8/4/97            $44.5625           5,000

                                 8/4/97            $45.00             5,000
                                 8/5/97            $46.25             6,000
                                 8/5/97            $46.25             5,000
                                 8/5/97            $46.00             5,000
                                 8/6/97            $47.0625          10,000
                                 8/12/97           $48.0312           5,000
                                 8/13/97           $46.6413           5,000

         George Reyes            7/24/97           $46.00             8,000
                                 7/24/97           $46.00             4,000
                                 7/24/97           $46.00               510
                                 8/5/97            $46.00             6,000
                                 8/19/97           $50.00             4,000

         Joseph P. Roebuck       8/25/97           $51.750           10,000
                                 8/25/97           $51.50            25,000
                                 8/25/97           $51.750           25,000

         Janpieter T. Scheerder  7/23/97           $45.9118          12,000
                                 7/23/97           $45.9118           8,000
                                 7/23/97           $45.9118          14,000
                                 8/1/97            $45.0937           5,200
                                 8/5/97            $46.1875           8,000
                                 8/11/97           $48.8067          48,000
                                 8/19/97           $49.6875           7,200

         John Shoemaker          7/23/97           $46.00625         12,000
                                 8/4/97            $44.9556          12,000
                                 8/7/97            $49.7525          12,800
                                 8/13/97           $46.565           13,000
                                 8/13/97           $46.5025           3,000
                                 8/20/96           $52.565           10,000
                                 8/20/97           $52.565            4,000

         Chester J. Silvestri    7/25/97           $46.75            10,000
                                 7/25/97           $46.9375           3,000
                                 7/25/97           $46.875            7,000
                                 8/19/97           $48.6875          20,000
                                 8/26/97           $52.00            20,000

         Dorothy A. Terrell      7/23/97           $46.6042          30,000
                                 7/23/97           $45.750           10,000
                                 7/23/97           $46.125           10,000
                                 7/25/97           $47.00            12,500
                                 8/7/97            $49.375           14,000
                                 8/19/97           $50.00            16,000
                                 8/19/97           $50.00            16,000
                                 8/20/97           $52.00             6,000
                                 8/20/97           $53.00             6,000

         Edward J. Zander        7/23/97           $46.75            20,000

                                 7/23/97           $46.00            10,000
                                 7/23/97           $46.125           10,000
                                 8/8/97            $49.625           20,000
                                 8/8/97            $49.50            20,000

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  a) EXHIBITS
         10.93*           Integrity Arts, Inc. 1996 Stock Option Plan

         11.0             Statement re: Computation of Earnings Per Share

         27.0             Financial data for the period ended September 28, 1997

* Incorporated by reference to Exhibit 4.1 filed as an exhibit to the Registrant's Registration Statement on Form S-8 (file no. 333-38163) filed with the Securities and Exchange Commission on October 17, 1997.


  b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended September 28, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SUN MICROSYSTEMS, INC.



                                     BY

                                        /s/ Michael E. Lehman
                                        ---------------------
                                            Michael E. Lehman
                                            Vice President and Chief Financial
                                            Officer



                                        /s/ George Reyes
                                        --------------------
                                            George Reyes
                                            Vice President and Corporate
                                            Controller, Chief Accounting Officer







Dated: November 11, 1997

                               EXHIBITS TO REPORT
                                  ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1997