Form 10-Q
period 1997-12-28
SUN MICROSYSTEMS INC
filed 1998-02-09
CIK 709519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 28, 1997 or

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

                   901 SAN ANTONIO ROAD, PALO ALTO, CA 94303
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

                           YES  [X]        NO  [ ]

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

                           YES  [ ]        NO  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

              CLASS                             OUTSTANDING AT DECEMBER 28, 1997
 Common stock - $0.00067 par value                        377,366,835

                                      INDEX



                                                                         PAGE
                                                                         ----
COVER PAGE                                                                1

INDEX                                                                     2

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements
             Condensed Consolidated Balance Sheets                        3
             Condensed Consolidated Statements of Income                  4
             Condensed Consolidated Statements of Cash Flows              5
             Notes to Condensed Consolidated Financial Statements         7

      Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations            10

PART II - OTHER INFORMATION

      Item 1 -  Legal Proceedings                                        16
      Item 4 -  Submission of Matters to a Vote of Security Holders      16
      Item 5 -  Other Information                                        17
      Item 6 -  Exhibits and Reports on Form 8-K                         18
      Item 7a - Quantitative and Qualitative Disclosures About
                Market Risk                                              18

SIGNATURES                                                               19

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             SUN MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                 December 28,          June 30,
                                                     1997               1997
                                                 -----------         -----------
                                                 (unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                  $   573,268         $   660,170
      Short-term investments                         329,476             452,590
      Accounts receivable, net                     1,652,871           1,666,523
      Inventories                                    459,579             437,978
      Deferred tax assets                            305,291             286,720
      Other current assets                           275,156             224,469
                                                 -----------         -----------
           Total current assets                    3,595,641           3,728,450
Property, plant and equipment, at cost             1,933,511           1,658,341
Accumulated depreciation and amortization           (862,278)           (858,448)
                                                 -----------         -----------
                                                   1,071,233             799,893
Other assets, net                                    269,730             168,931
                                                 -----------         -----------
                                                 $ 4,936,604         $ 4,697,274
                                                 ===========         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Short-term borrowings                      $       482         $   100,930
      Accounts payable                               520,999             468,912
      Accrued liabilities                            938,846             963,012
      Other current liabilities                      311,287             316,184
                                                 -----------         -----------
           Total current liabilities               1,771,614           1,849,038
Long-term debt and other obligations                 137,782             106,299
Stockholders' equity                               3,027,208           2,741,937
                                                 -----------         -----------
                                                 $ 4,936,604         $ 4,697,274
                                                 ===========         ===========



                             See accompanying notes.

                             SUN MICROSYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)



                                                   Three Months Ended               Six Months Ended
                                               --------------------------      --------------------------
                                               December 28,    December 29,    December 28,    December 29,
                                                   1997            1996            1997            1996
                                               ----------      ----------      ----------      ----------
Net revenues                                   $2,450,243      $2,081,588      $4,548,847      $3,940,607
Cost and expenses:
      Cost of sales                             1,171,630       1,033,402       2,199,064       2,005,503
      Research and development                    259,228         201,010         481,846         387,278
      Selling, general and administrative         696,450         591,331       1,311,943       1,115,997
      Purchased in-process research and
             development                          110,100              --         162,284              --
                                               ----------      ----------      ----------      ----------
          Total costs and expenses              2,237,408       1,825,743       4,155,137       3,508,778
Operating income                                  212,835         255,845         393,710         431,829
Interest income, net                               10,197           6,421          20,768          11,893
                                               ----------      ----------      ----------      ----------
Income before income taxes                        223,032         262,266         414,478         443,722
Provision for income taxes                         73,600          83,925         156,613         141,991
                                               ----------      ----------      ----------      ----------
Net income                                     $  149,432      $  178,341      $  257,865      $  301,731
                                               ==========      ==========      ==========      ==========

Net income per common
      share - basic                            $     0.40      $     0.48      $     0.69      $     0.82
                                               ==========      ==========      ==========      ==========
Net income per common
      share - diluted                          $     0.38      $     0.46      $     0.65      $     0.77
                                               ==========      ==========      ==========      ==========

Shares used in the calculation of
      net income per share - basic                373,875         368,381         372,968         367,748
                                               ==========      ==========      ==========      ==========
Shares used in the calculation of
      net income per share - diluted              393,231         388,738         394,165         389,428
                                               ==========      ==========      ==========      ==========



                             See accompanying notes.

                             SUN MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                    Six Months Ended
                                                            ----------------------------
                                                            December 28,    December 29,
                                                                1997            1996
                                                            ------------    ------------
Cash flow from operating activities:
      Net income                                             $ 257,865       $ 301,731
      Adjustments to reconcile net income
             to net cash provided from
             operating activities:
             Depreciation, amortization and
                    other non-cash items                       183,472         180,820
             Tax benefit of options exercised                   74,466          17,968
             Purchased in-process research
                    and development                            162,284              --
             Decrease (increase) in accounts receivable         16,004        (186,261)
             (Increase) decrease in inventories                (15,765)         65,995
             Increase in accounts payable                       14,414          58,914
             Net increase in other current
                    and non-current assets                     (97,594)        (37,045)
             Net increase in other current
                    and non-current liabilities                 19,301          12,517
                                                             ---------       ---------
Net cash provided from operating activities                    614,447         414,639
                                                             ---------       ---------
Cash flow from investing activities:
      Acquisition of property, plant and equipment            (410,453)       (301,582)
      Acquisition of other assets                              (49,080)        (22,241)
      Payment for acquisitions, net of cash acquired          (227,655)             --
      Acquisition of short-term investments                   (305,738)       (221,081)
      Maturities of short-term investments                     438,431         371,676
                                                             ---------       ---------
Net cash (used by) investing activities                       (554,495)       (173,228)
                                                             ---------       ---------
Cash flow from financing activities:
      Issuance of common stock                                  37,189          18,101
      Acquisition of treasury stock                           (140,537)       (329,531)
      Proceeds from employee stock purchase plans               50,649          37,303
      Reduction of short-term borrowings, net                 (100,448)        (22,260)
      Increase (reduction) of long-term borrowings               6,293         (35,795)
                                                             ---------       ---------
Net cash used by financing activities                         (146,854)       (332,182)
                                                             ---------       ---------
Net decrease in cash and cash equivalents                    $ (86,902)      $ (90,771)
                                                             =========       =========

Supplemental disclosures of cash flow information:
      Cash paid during the period for:
      Interest                                                  $     388       $   8,198
      Income taxes                                              $  55,503       $ 122,888
Supplemental schedule of non-cash investing and
     financing activities:
The Company purchased Diba, Inc., Integrity
      Arts, Inc. and certain assets of Chorus Systems,
      S.A. and Encore Computer Corporation. In conjunction
      with these acquisitions, liabilities were assumed as
      follows:
             Fair value of assets acquired                      $ 284,294
             Cash paid for assets                                (233,111)
                                                                ---------
             Liabilities assumed                                $  51,183
                                                                =========



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

INVENTORIES (IN THOUSANDS)

                               December 28,        June 30,
                                  1997               1997
                               ------------        --------
        Raw materials            $158,450          $236,900

        Work in process            74,977            50,577

        Finished goods            226,152           150,501
                                 --------          --------

                                 $459,579          $437,978
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

STOCK DIVIDEND

The Company declared a two-for-one stock split (effected in the form of a stock dividend) to stockholders of record as of the close of business on November 18, 1996. Share and per share amounts presented have been adjusted to reflect the stock dividend.

EARNINGS PER SHARE

The Company adopted Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share" in the second quarter of fiscal 1998. Share and per share amounts for all periods presented have been restated to comply with FAS 128.


                                                           THREE MONTHS ENDED

                                          December 28, 1997                   December 29, 1996
                                  -------------------------------     ---------------------------------
                                  Net income    Shares      EPS       Net income    Shares       EPS
                                  ----------    -------    ------     ----------    -------    --------
        Basic                      $149,432     373,875    $ 0.40      $178,341     368,381    $   0.48
        Effect of dilutive
           securities - options
           and warrants                          19,356                              20,357
                                                -------                             -------
       Diluted                     $149,432     393,231    $ 0.38      $178,341     388,738    $   0.46
                                                =======                             =======


                                                            SIX MONTHS ENDED

                                          December 28, 1997                   December 29, 1996
                                  -------------------------------     ---------------------------------
                                  Net income    Shares      EPS       Net income    Shares       EPS
                                  ----------    -------    ------     ----------    -------    --------
        Basic                      $257,865     372,968    $ 0.69      $301,731     367,748    $   0.82
        Effect of dilutive
           securities - options
           and warrants                          21,197                              21,680
                                                -------                             -------
        Diluted                    $257,865     394,165    $ 0.65      $301,731     389,428    $   0.77
                                                =======                             =======


ACQUISITIONS

On August 22, 1997, the Company acquired all of the outstanding stock of Diba, Inc. for $25,000,000 in cash. The transaction was accounted for as a purchase and, on this basis, the excess purchase price over the estimated fair value of net tangible assets has been allocated, based upon an independent third-party valuation, to various intangible assets, primarily consisting of purchased in-process research and development and goodwill. In connection with this acquisition, purchased in-process research and development of $22,300,000, associated with products which had not achieved technological feasibility and for which no alternative uses have been established by the Company, was written off. Intangible assets, including goodwill, are being amortized over three years. The results of operations of Diba, Inc. from the date of acquisition through December 28, 1997 are included in the Company's consolidated statements of income and are not material to the Company.

On September 22, 1997, the Company acquired all of the outstanding stock of Integrity Arts, Inc. for $30,200,000 in cash. The transaction was accounted for as a purchase and, on this basis, the excess purchase price over the estimated fair value of net tangible assets has been allocated, based upon an independent third-party valuation, to various intangible assets, primarily consisting of purchased in-process research and development and goodwill. In connection with this acquisition, purchased in-process research and development of approximately $29,900,000, associated with products which had not achieved technological feasibility and for which no alternative uses have been established by the Company, was written off. Intangible assets, including goodwill, are being amortized over three years. The results of operations of Integrity Arts, Inc. from the date of acquisition through December 28, 1997 are included in the Company's consolidated statements of income and are not material to the Company.

On October 21, 1997, the Company acquired substantially all of the assets and certain liabilities of Chorus Systems, S.A. and its wholly-owned subsidiaries for approximately $26,500,000 in cash. The transaction was accounted for as a purchase and, on this basis, the excess purchase price over the estimated fair value of net tangible assets has been allocated, based upon an independent third-party valuation, to various intangible assets, primarily consisting of purchased in-process research and development and goodwill. In connection with this acquisition, purchased in-process research and development of $13,100,000, associated with products which had not achieved technological feasibility and for which no alternative uses have been established by the Company, was written off. Intangible assets, including goodwill, are being amortized over three years. The results of operations of Chorus Systems, S.A. from the date of acquisition through December 28, 1997 are included in the Company's consolidated statements of income and are not material to the Company.

On November 24, 1997, the Company acquired substantially all of the assets and certain liabilities of Encore Computer Corporation's storage products business for approximately $186,000,000 in cash, $35,000,000 of which is due in July 1998. The transaction was accounted for as a purchase and, on this basis, the excess purchase price over the estimated fair value of net tangible assets has been allocated, based upon an independent third-party valuation, to various intangible assets, primarily consisting of purchased in-process research and development and goodwill. In connection with this acquisition, purchased in-process research and development of $97,000,000, associated with products which had not achieved technological feasibility and for which no alternative uses have been established by the Company, was written off. Intangible assets, including goodwill, are being amortized over three years. The results of operations of the storage products business of Encore Computer Corporation from the date of acquisition through December 28, 1997 are included in the Company's consolidated statements of income and are not material to the Company.

REGISTRATION STATEMENT

On October 16, 1997, the Company filed a Registration Statement with the Securities and Exchange Commission relating to the registration for public offering of senior and subordinated debt securities and common stock with an aggregate initial public offering price of up to $1,000,000,000. On October 24, 1997, the Registration Statement became effective, so that the Company may now choose to offer, from time to time, the debt securities and common stock pursuant to Rule 415 in one or more separate series, in amounts, at prices and on terms to be set forth in the prospectus contained in the Registration Statement and in one or more supplements to the prospectus.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Condensed Consolidated Statements of Income as a percentage of net revenues:

                                              Three Months Ended           Six Months Ended
                                          --------------------------  --------------------------
                                          December 28,  December 29,  December 28,  December 29,
                                              1997          1996          1997          1996
                                          ------------  ------------  ------------  ------------
Net revenues                                 100.0%        100.0%        100.0%        100.0%

Cost of sales                                 47.8          49.6          48.3          50.9
                                             -----         -----         -----         -----

        Gross margin                          52.2          50.4          51.7          49.1

Research and development                      10.6           9.7          10.6           9.8

Selling, general and administrative           28.4          28.4          28.8          28.3

Purchased in-process research
        and development                        4.5          --             3.6          --
                                             -----         -----         -----         -----

Operating income                               8.7          12.3           8.7          11.0

Interest income, net                           0.4           0.3           0.4           0.3
                                             -----         -----         -----         -----

Income before income taxes                     9.1          12.6           9.1          11.3

Provision for income taxes                     3.0           4.0           3.4           3.6
                                             -----         -----         -----         -----

        Net income                             6.1%          8.6%          5.7%          7.7%
                                             =====         =====         =====         =====

The following sections contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risk and uncertainties such that actual results may vary materially. Certain factors that may affect the Company's results and financial condition over the next few quarters are discussed under the caption "Future Operating Results" below. Other factors that may affect such results and financial condition are set forth in the Company's 1997 Annual Report to Stockholders which is incorporated by reference in the Company's Form 10-K (as amended on Form 10-K/A), and the Company's Form 10-K, as amended.

RESULTS OF OPERATIONS

NET REVENUES

Net revenues were $2.450 billion for the second quarter and $4.549 billion for the first six months of fiscal 1998, representing increases of 17.7% and 15.4%, respectively, over the comparable periods of fiscal 1997. The growth in revenue resulted primarily from strong demand for work group, enterprise and departmental servers, and from high-end storage, memory and related products. The remaining increase reflects growth in revenues from other Sun businesses, primarily service.

Domestic net revenues increased by 19.4% and 18% while international net revenues (including United States exports) grew 16.1% and 12.8% in the second quarter and first six months of fiscal 1998, respectively, compared with the corresponding periods of fiscal 1997. In US dollars, European net revenues increased 22.3% and 14.8%, Japanese net revenues decreased 3.8% and increased 2.8%, and net revenues in Rest of World increased 23% and 19.2% in the second quarter and first six months of fiscal 1998, respectively, when compared with the same periods of fiscal 1997. These increases are due primarily to continued strengthening of the markets in Europe and many of the markets in Asia, and are partially offset by the strengthening of the U.S. dollar. Japan experienced a modest increase in local currency revenue, but, when translated into US dollars, showed a decline for the second quarter of fiscal 1998 as compared with the same period of fiscal 1997.

The Company generally manages currency exposure through the use of simple, short-term forward foreign exchange and currency option contracts, the objective of which is to minimize the impact of currency fluctuations on the results of operations. As the Company utilizes projected data to establish its forward foreign exchange and currency option contracts, variances which result from forecasting differences and the extent of currency movement during the quarter could have a material adverse effect on the results of operations and cash flows.

GROSS MARGIN

Gross margin was 52.2% for the second quarter and 51.7% for the first six months of fiscal 1998, compared with 50.4% and 49.1%, respectively, for the corresponding periods in fiscal 1997. The increase in the gross margin for the periods compared primarily reflects the effects of increased revenues generated from higher margin servers and storage products, as well as continued decreases in costs of key components, including chips, memory and storage.

The factors described above resulted in a favorable impact on gross margin for the second quarter and first six months of fiscal 1998. The Company continuously evaluates the competitiveness of its product offerings. These evaluations could result in repricing actions in the near term. Sun's future operating results would be adversely affected if such repricing actions were to occur and the Company were unable to mitigate the resulting margin pressure by maintaining a favorable mix of systems, storage, software, service, and other products and by achieving component cost reductions, operating efficiencies and by increasing volumes.

RESEARCH AND DEVELOPMENT

Research and development (R&D) expenses were $259.2 million in the second quarter and $481.8 million for the first six months of fiscal 1998, compared with $201.0 and $387.3 million for the same periods of fiscal 1997. As a percentage of net revenues, R&D expenses increased to 10.6% for both the second quarter and the first six months of fiscal 1998 from 9.7% and 9.8%, respectively, in the corresponding periods of fiscal 1997. These increases reflect the increased expenditures focused on the development of hardware and software products which utilize the Java architecture, as well as the continued development of ULTRASparc systems, low-end desktop systems, storage products, products acquired through acquisitions, and increased compensation due primarily to an increase in personnel.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses were $696.5 million in the second quarter and $1,311.9 million in the first six months of fiscal 1998, compared with $591.3 and $1,116.0 million for the same periods of fiscal 1997. As a percentage of net revenues, SG&A expenses were 28.4% and 28.8% in the second quarter and first six months of fiscal 1998, respectively, and 28.4% and 28.3%, respectively in the corresponding periods of fiscal 1997. The dollar increases are primarily attributable to increased compensation resulting from higher levels of headcount (principally in the sales organization) in addition to marketing costs related to demand creation programs. The increase is also due to costs incurred in connection with the Company's ongoing efforts to improve business processes and cycle times. The Company expects to continue to hire personnel to further expand its demand creation programs and support organizations.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

Purchased in-process research and development represents the write-off of purchased in-process research and development associated with the Company's acquisitions of Diba, Inc., Integrity Arts, Inc., Chorus Systems, S.A. and the storage products business of Encore Computer Corporation. Such write-offs were $110.1 million and $162.3 million, respectively, for the second quarter and first six months of fiscal 1998. There were no such charges in the corresponding periods of fiscal 1997.

INTEREST INCOME, NET

Net interest income was $10.2 million for the second quarter and $20.8 million for the first six months of fiscal 1998, compared with $6.4 million and $11.9 million, respectively, for the corresponding periods in fiscal 1997. The increases are primarily the result of higher interest earnings due to a larger average portfolio of cash and short-term investments.

INCOME TAXES

The Company's effective income tax rate was 33% for the second quarter and first six months of fiscal 1998 before a $19.8 million tax charge resulting from a non-recurring write-off of in-process research and development associated with the acquisitions of Diba, Inc. and Integrity Arts, Inc. during the first quarter of fiscal 1998. The effective income tax rate for the first six months of fiscal 1998 including such tax charge was 38%. The effective income tax rate for the second quarter and first six months of fiscal 1997 was 32%. The increase in the overall effective tax rate to 33% for fiscal 1998 is attributable to an increase in anticipated worldwide earnings without offsetting tax credits or other tax savings.

FUTURE OPERATING RESULTS

The market for Sun's products and services is intensely competitive and subject to continuous, rapid technological change, short product life cycles and frequent product performance improvements and price reductions. Due to the breadth of the Company's product lines and the scalability of its products and network computing model, Sun competes in many segments of the network computing market across a broad spectrum of customers. The Company expects the markets for its products and technologies, as well as its competitors within such markets, will continue to change as the rightsizing trend shifts customer buying patterns to network based systems which often employ solutions from multiple vendors. Competition in these markets will also continue to intensify as Sun and its competitors, principally Hewlett-Packard Corporation, International Business Machines Corporation, Digital Equipment Corporation, and Silicon Graphics, Inc., aggressively position themselves to benefit from this shifting of customer buying patterns and demand. The Company is also facing competition from these competitors, as well as other systems manufacturers, such as Compaq Computer Corporation and Dell Computer Corporation, with respect to products based on microprocessors from Intel Corporation coupled with Windows NT operating system software from Microsoft Corporation. These products demonstrate the viability of certain networked personal computer solutions and have increased the competitive pressure, particularly in the Company's workstation and lower-end server product lines. Finally, the timing of introductions of new products and services by Sun's competitors may negatively impact the future operating results of the Company, particularly when such introductions occur in periods leading up to the Company's introduction of its own new enhanced products. The Company expects this pressure to continue and intensify throughout fiscal 1998 and beyond. While many other technical, service and support capabilities affect a customer's buying decision, the Company's future operating results will depend, in part, on its ability to compete with these technologies.

The Company's future operating results will depend to a considerable extent on its ability to rapidly and continuously develop, introduce, and deliver in quantity new systems, storage, software, and service products, as well as new microprocessor technologies, that offer its customers enhanced performance at competitive prices. The development of new high-performance computer products, such as the Company's development of the UltraSPARC microprocessor is a complex and uncertain process requiring high levels of innovation from the Company's designers and suppliers, as well as accurate anticipation of customer requirements and technological trends. Once a hardware product is developed, the Company must rapidly bring such products to volume manufacturing, a process that requires accurate forecasting of volumes, mix of products and configurations, among other things in order to achieve acceptable yields and costs. Future operating results will depend to a considerable extent on the Company's ability to closely manage product introductions in order to minimize unfavorable patterns of customer orders, to reduce levels of older inventory and to ensure that adequate supplies of new products can be delivered to meet customer demand. The ability of the Company to match supply and demand is further complicated by the Company's need to adjust prices to reflect changing competitive market conditions as well as the variability and timing of customer orders with respect to the Company's older products. As a result, the Company's operating results could be adversely affected if the Company is not able to correctly anticipate the level of demand for the mix of products. Because the Company is continuously engaged in this product development, introduction, and transition process, its operating results may be subject to considerable fluctuation, particularly when measured on a quarterly basis.

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

Generally, the computer systems sold by Sun, such as the UltraSPARC-based products, are the result of hardware and software development, such that delays in the software development can delay the ability of the Company to ship new hardware products. In addition, adoption of a new release of an operating system may require effort on the part of the customer and porting by software vendors providing applications. As a result, the timing of conversion to a new release is inherently unpredictable. Moreover, delays by customers in adopting a new release of an operating system can limit the acceptability of hardware products tied to that release. Such delays could adversely affect the future operating results of the Company.

A significant portion of the Company's revenues is derived from international sales and is therefore subject to inherent risks related thereto, including the general economic and political conditions in each country, currency exchange rate fluctuations, the effect of the tax structures of various jurisdictions, changes to and compliance with a variety of foreign laws and regulations, trade protection measures and import and export licensing requirements. There can be no assurance that the economic crisis and currency issues currently being experienced in Asia will not have an adverse effect on the Company's revenue or revenue growth rates in the future. The impact of any of the foregoing factors could have an adverse effect on the Company's financial condition and operating results.

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

In order to remain competitive in a rapidly changing industry, the Company is continually improving and changing its business practices, processes, and information systems. In this regard, the Company has begun to implement a number of new business practices and a series of related information systems; such activities are currently planned to be fully operational in the first half of fiscal year 1999. Implementing a number of new business practices and information systems is a complex process, affecting numerous operational and financial systems and processes as well as requiring comprehensive employee training. While the Company tests these new systems and processes in advance of implementation, there are inherent limitations in the Company's ability to simulate a full-scale operating environment in advance of the system cutover. To the extent that the Company encounters problems after introduction of these new systems and practices that prevent or limit their full utilization, there could be a material, adverse impact on the Company's operating results.

Many installed computer systems and software products are coded to accept only two digit entries in the date code field. As the year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20" dates. As a result, in less than two years, computer systems and/or software products used by many companies may need to be upgraded to comply with such year 2000 requirements. The Company is currently expending significant resources to review its products and services, as well as its internal management information systems in order to identify and modify those products, services and systems that are not year 2000 compliant. The Company expects such modifications will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results. There can be no assurance, however, that the Company will be able to modify timely and successfully such products, services and systems to comply with year 2000 requirements, which could have a material adverse effect on the Company's operating results. Based on the Company's assessment to date, most newly introduced products and services of the Company are year 2000 compliant, however some of the Company's customers are running product versions that are not year 2000 compliant. The Company has been encouraging such customers to migrate to current product versions. In addition, the Company faces risks to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not have business systems or products that comply with the year 2000 requirements. In the event any such third parties cannot timely provide the Company with products, services or systems that meet the year 2000 requirements, the Company's operating results could be materially adversely affected. Furthermore, there can be no assurance that these or other factors relating to the year 2000 compliance issues, including litigation, will not have a material adverse effect on the Company's business, operating results or financial condition.

While the Company can not predict what effect these various factors may have on its financial results, the aggregate effect of these and other factors could result in significant volatility in the Company's future performance and stock price.

LIQUIDITY AND CAPITAL RESOURCES

Total assets at December 28, 1997 increased by approximately $239.3 million from June 30, 1997, due principally to increases in inventory of $21.6 million, property, plant and equipment-net of $271.3 million, other current assets and deferred tax assets of $69.3 million and other assets of $100.8 million, offset by decreases in cash, cash equivalents and short-term investments of $210 million and accounts receivable of $13.7 million. The decrease in accounts receivable reflects slightly lower revenue in the second quarter of fiscal 1998 relative to the fourth quarter of fiscal 1997. The increase in inventory is the result of inventory acquired through acquisitions and is also due to the slightly lower revenue in the second quarter of fiscal 1998 as compared to the fourth quarter of fiscal 1997. The increase in property, plant and equipment reflects capital spending for real estate development of the Company's facilities, assets acquired through acquisitions and capital additions to support increased headcount, primarily in the Company's engineering, service and marketing organizations. Other current assets increased due to the timing of payments for insurance and other taxes and other assets increased due to the recording of goodwill and other intangible assets related to the Company's acquisitions.

Total current liabilities decreased $77.4 million from June 30, 1997, due principally to decreases in short-term borrowings of $100.4 million, accrued liabilities of $24.2 million and other current liabilities of $4.9 million, offset by an increase in accounts payable of $52.1 million. The decrease in short-term borrowings reflects payments related to debt of subsidiaries. The decrease in accrued liabilities reflects the payment of performance-based compensation and commissions, offset by increases in warranty and the employee stock participation program liability. The decrease in other current liabilities is the offset of a decrease in deferred revenue and an increase in income taxes payable. The increase in accounts payable reflects increased inventory balances and a payment due on one of the Company's acquisitions.

At December 28, 1997, the Company's primary sources of liquidity consisted of cash, cash equivalents and short-term investments of $902.7 million and a revolving credit facility with banks aggregating $500 million, which was available subject to compliance with certain covenants. On October 16, 1997, the Company filed a Registration Statement with the Securities and Exchange Commission relating to the registration for public offering of senior and subordinated debt securities and common stock with an aggregate initial public offering price of up to $1,000,000,000. On October 24, 1997, the Registration Statement became effective, so that the Company may now choose to offer, from time to time, the debt securities and common stock pursuant to Rule 415 in one or more separate series, in amounts, at prices and on terms to be set forth in the prospectus contained in the Registration Statement and in one or more supplements to the prospectus. The Company believes that the liquidity provided by existing cash and short-term investment balances and the offering and borrowing arrangements described above will be sufficient to meet the Company's capital requirements through fiscal 1998. However, the Company believes the level of financial resources is a significant competitive factor in its industry and may choose at any time to raise additional capital through debt or equity financing to strengthen its financial position, facilitate growth and provide the Company with additional flexibility to take advantage of business opportunities that may arise.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On October 7, 1997, the Company filed suit against Microsoft Corporation in the United States District Court for the Northern District of California alleging breach of contract, trademark infringement, false advertising, unfair competition, interference with prospective economic advantage and inducing breach of contract. The Company filed an amended complaint on October 14, 1997. Microsoft Corporation filed its answer, affirmative defenses and counterclaims to the amended complaint. The counterclaims include breach of contract, breach of the covenant of good faith and fair dealing, violation of the California Business & Professions Code and declaratory judgment. The Company believes that the counterclaims are without merit and/or that the Company has affirmative defenses and intends vigorously to defend itself with respect thereto. The Company believes that the outcome of this matter will not have a material adverse impact on Sun's financial condition, results of operations or cash flows in any given fiscal year.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 12, 1997, the Annual Meeting of Stockholders of the Company was held in Menlo Park, California. The results of voting of the 308,000,440 shares of common stock represented at the meeting are as described below.

An election of directors was held with the following individuals being elected to the Board of Directors of the Company:

                                 Shares Voted For      Votes Withheld
                                 ----------------      --------------
        Scott G. McNealy           306,596,583            1,403,857
        L. John Doerr              306,572,798            1,427,642
        Judith L. Estrin           306,568,115            1,432,325
        Robert J. Fisher           306,545,429            1,455,011
        Robert L. Long             306,581,242            1,419,198
        M. Kenneth Oshman          306,609,507            1,390,933
        A. Michael Spence          306,561,299            1,439,141

The seven nominees who received the highest number of votes (all of the above individuals) were elected to the Board of Directors.

The stockholders approved an amendment to the Company's 1990 Employee Stock Purchase Plan in order to increase the number of shares of common stock reserved for issuance thereunder by 10,000,000 shares of common stock to an aggregate of 55,800,000 shares. There were 250,085,154 votes cast for the amendment, 52,803,996 votes against the amendment, 1,437,287 abstentions and 3,674,003 broker non-votes.

The stockholders approved an amendment to the 1988 Directors' Stock Option Plan (1988 DSOP) in order to (i) extend the duration of the 1988 DSOP by approximately ten (10) additional years and (ii) increase the number of shares of common stock reserved for issuance thereunder by 600,000 shares of common stock to an aggregate of 2,200,000 shares. There were 214,860,004 votes cast for the amendment, 91,365,940 votes cast against the amendment and 1,774,496 abstentions.

The stockholders approved the adoption of the 1997 French Stock Option Plan (1997 FSOP) and the reservation for issuance thereunder of 3,000,000 shares of common stock. There were 228,328,042 votes cast for the 1997 FSOP, 77,566,926 shares against the 1997 FSOP and 2,105,472 abstentions.

ITEM 5 - OTHER INFORMATION

 SCHEDULE OF SALES BY EXECUTIVE OFFICERS DURING THE QUARTER

The following is a summary of all sales of the Company's Common Stock by the Company's executive officers and directors who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, during the fiscal quarter ended December 28, 1997:

     OFFICER/                                          NUMBER OF
     DIRECTOR              DATE              PRICE    SHARES SOLD
=================================================================
L. John Doerr            11/3/97           $35.75        10,000
                         11/3/97           $36.00         5,000
                         11/3/97           $36.25         5,000

Scott G. McNealy         11/13/97          $31.3958     150,000
                         11/18/97          $35.6310     150,000

John Shoemaker           10/24/97          $37.3675       1,000
                         10/24/97          $37.305        4,000

A. Michael Spence        11/18/97          $35.50         9,500

Edward J. Zander         10/29/97          $36.8958      15,000

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a) EXHIBITS

               10.64(1) 1988 Directors' Stock Option Plan, as amended on August 13, 1997

               10.65(1) 1990 Employee Stock Purchase Plan, as amended on August 13, 1997

               10.94(2)   1997 French Stock Option Plan

               27.0       Financial data for the period ended December 28, 1997


(1) Incorporated by reference to Exhibits 4.2 and 4.1, respectively, filed as exhibits to the Registrant's Registration Statement on Form S-8, file no. 333-40677, filed with the Securities and Exchange Commission on November 20, 1997.

(2) Incorporated by reference to Exhibit 4.1 filed as an exhibit to the Registrant's Registration Statement on Form S-8, file no. 333-40675, filed with the Securities and Exchange Commission on November 20, 1997.


b)     REPORTS ON FORM 8-K

       No reports on Form 8-K were filed during the quarter ended December 28, 1997.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's market risk disclosures set forth in the 1997 Annual Report to Stockholders have not changed significantly.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SUN MICROSYSTEMS, INC.



                                    BY


                                        /s/    Michael E. Lehman
                                       -----------------------------------------
                                        Michael E. Lehman
                                        Vice President, Corporate Resources and
                                        Chief Financial Officer



                                        /s/     George Reyes
                                       -----------------------------------------
                                        George Reyes
                                        Vice President and Corporate Controller,
                                        Chief Accounting Officer







Dated:   February 9, 1998

                                  EXHIBIT INDEX

                              SUN MICROSYSTEMS, INC.


EXHIBIT
NUMBER                            EXHIBIT TITLE


10.64(1)   1988 Directors' Stock Option Plan, as amended on August 13, 1997

10.65(1)   1990 Employee Stock Purchase Plan, as amended on August 13, 1997

10.94(2)   1997 French Stock Option Plan

27.0       Financial data for the period ended December 28, 1997



(1) Incorporated by reference to Exhibits 4.2 and 4.1, respectively, filed as exhibits to the Registrant's Registration Statement on Form S-8, file no. 333-40677, filed with the Securities and Exchange Commission on November 20, 1997.

(2) Incorporated by reference to Exhibit 4.1 filed as an exhibit to the Registrant's Registration Statement on Form S-8, file no. 333-40675, filed with the Securities and Exchange Commission on November 20, 1997.