Form 10-Q
period 1998-03-29
SUN MICROSYSTEMS INC
filed 1998-05-07
CIK 709519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 29, 1998 or

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

                            YES [ ]        NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

              CLASS                            OUTSTANDING AT MARCH 29, 1998
              -----                            -----------------------------
Common stock - $0.00067 par value                       378,811,393

                                      INDEX


                                                                      PAGE
COVER PAGE                                                              1

INDEX                                                                   2

PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements
             Condensed Consolidated Balance Sheets                      3
             Condensed Consolidated Statements of Income                4
             Condensed Consolidated Statements of Cash Flows            5
             Notes to Condensed Consolidated Financial Statements       7

    Item 2 - Management's Discussion and Analysis of
             Results of Operations and Financial Condition             10

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                         16
    Item 5 - Other Information                                         16
    Item 6 - Exhibits and Reports on Form 8 - K                        17
    Item 7A - Quantitative and Qualitative Disclosures
              About Market Risk                                        17

SIGNATURES                                                             18

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             SUN MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                March 29,          June 30,
                                                   1998              1997
                                               -----------       -----------
                                               (unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                $   656,765       $   660,170
      Short-term investments                       357,098           452,590
      Accounts receivable, net                   1,675,899         1,666,523
      Inventories                                  476,471           437,978
      Deferred tax assets                          315,766           286,720
      Other current assets                         272,566           224,469
                                               -----------       -----------
           Total current assets                  3,754,565         3,728,450
Property, plant and equipment, at cost           2,040,090         1,658,341
Accumulated depreciation and amortization         (901,382)         (858,448)
                                               -----------       -----------
                                                 1,138,708           799,893
Other assets, net                                  277,972           168,931
                                               -----------       -----------
                                               $ 5,171,245       $ 4,697,274
                                               ===========       ===========



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Short-term borrowings                    $        --       $   100,930
      Accounts payable                             521,938           468,912
      Accrued liabilities                          993,927           963,012
      Other current liabilities                    293,981           316,184
                                               -----------       -----------
           Total current liabilities             1,809,846         1,849,038
Long-term debt and other obligations               137,637           106,299
Stockholders' equity                             3,223,762         2,741,937
                                               -----------       -----------
                                               $ 5,171,245       $ 4,697,274
                                               ===========       ===========


                             See accompanying notes.

                             SUN MICROSYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                    Three Months Ended              Nine Months Ended
                                               --------------------------      --------------------------
                                                March 29,       March 30,       March 29,       March 30,
                                                  1998            1997            1998            1997
                                               ----------      ----------      ----------      ----------
Net revenues                                   $2,360,928      $2,114,618      $6,909,775      $6,055,225
Cost and expenses:
      Cost of sales                             1,101,636       1,053,194       3,300,700       3,058,697
      Research and development                    252,770         196,151         734,616         583,429
      Selling, general and administrative         672,606         585,305       1,984,549       1,701,302
      Purchased in-process research and
          development                                  --          22,958         162,284          22,958
                                               ----------      ----------      ----------      ----------
          Total costs and expenses              2,027,012       1,857,608       6,182,149       5,366,386
Operating income                                  333,916         257,010         727,626         688,839
Gain on sale of equity investment                      --          62,245              --          62,245
Interest income, net                               12,366           9,438          33,134          21,331
                                               ----------      ----------      ----------      ----------
Income before income taxes                        346,282         328,693         760,760         772,415
Provision for income taxes                        114,273         105,182         270,886         247,173
                                               ----------      ----------      ----------      ----------
Net income                                     $  232,009      $  223,511      $  489,874      $  525,242
                                               ==========      ==========      ==========      ==========
Net income per common
      share - basic                            $     0.62      $     0.61      $     1.31      $     1.43
                                               ==========      ==========      ==========      ==========
Net income per common
      share - diluted                          $     0.59      $     0.58      $     1.24      $     1.35
                                               ==========      ==========      ==========      ==========
Shares used in the calculation
      of net income per share - basic             374,524         368,247         373,487         367,915
                                               ==========      ==========      ==========      ==========
Shares used in the calculation
      of net income per share - diluted           394,637         388,364         394,322         389,073
                                               ==========      ==========      ==========      ==========



                             See accompanying notes.

                             SUN MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                   Nine Months Ended
                                                                               -------------------------
                                                                               March 29,       March 30,
                                                                                 1998             1997
                                                                               ---------       ---------
Cash flow from operating activities:
      Net income                                                               $ 489,874       $ 525,242
      Adjustments to reconcile net income
             to net cash provided from
             operating activities:
             Depreciation, amortization and
                    other non-cash items                                         292,446         266,069
             Tax benefit of options exercised                                    106,399          39,815
             Gain on sale of equity investment                                        --         (62,245)
             Purchased in-process research
                    and development                                              162,284          22,958
             Increase in accounts receivable                                      (7,025)       (214,877)
             Increase in inventories                                             (32,657)        (30,556)
             Increase in accounts payable                                         15,353         196,647
             Net increase in other current
                    and non-current assets                                      (114,747)        (91,890)
             Net increase in other current
                    and non-current liabilities                                   54,002         116,271
                                                                               ---------       ---------
Net cash provided from operating activities                                      965,929         767,434
                                                                               ---------       ---------
Cash flow from investing activities:
      Acquisition of property, plant and equipment                              (571,379)       (403,589)
      Acquisition of other assets                                                (84,918)        (27,270)
      Payment for acquisitions, net of cash acquired                            (227,655)        (22,958)
      Acquisition of short-term investments                                     (460,278)       (473,939)
      Maturities of short-term investments                                       571,032         447,574
                                                                               ---------       ---------
Net cash used by investing activities                                           (773,198)       (480,182)
                                                                               ---------       ---------
Cash flow from financing activities:
      Issuance of common stock                                                    58,872          32,482
      Acquisition of treasury stock                                             (224,002)       (398,267)
      Proceeds from employee stock purchase plans                                 61,905          51,287
      Proceeds from sale of equity investment                                         --          62,245
      Reduction of short - term borrowings, net                                 (100,930)        (44,605)
      Increase in (reduction of) long-term borrowings                              8,019         (34,769)
                                                                               ---------       ---------
Net cash used by financing activities                                           (196,136)       (331,627)
                                                                               ---------       ---------
Net decrease in cash and cash equivalents                                      $  (3,405)      $ (44,375)
                                                                               =========       =========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
             Interest                                                          $     606       $  10,616
             Income taxes                                                      $ 210,632       $ 248,172
Supplemental schedule of non-cash investing and financing activities:
 In conjunction with the Company's acquisitions, liabilities were assumed as follows:
             Fair value of assets acquired                                     $ 284,294
             Cash paid for assets                                               (233,111)
                                                                               ---------
             Liabilities assumed                                               $  51,183
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

INVENTORIES (IN THOUSANDS)

                                   March 29, 1998       June 30, 1997
                                   --------------       -------------
        Raw materials                $200,258              $236,900

        Work in process                66,813                50,577

        Finished goods                209,400               150,501
                                     --------              --------

                                     $476,471              $437,978
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


                               THREE MONTHS ENDED

                                      March 29, 1998                        March 30, 1997
                            ---------------------------------      --------------------------------
                            Net income      Shares        EPS      Net income      Shares       EPS
                            ----------      ------        ---      ----------      ------       ---
Basic                        $232,009       374,524      $0.62      $223,511       368,247      $0.61
Effect of dilutive
   securities - options
   and warrants                              20,113                                 20,117
                                            -------                                -------
Diluted                      $232,009       394,637      $0.59      $223,511       388,364      $0.58
                                            =======                                =======


                                NINE MONTHS ENDED

                                      March 29, 1998                        March 30, 1997
                            ---------------------------------      --------------------------------
                            Net income      Shares        EPS      Net income      Shares       EPS
                            ----------      ------        ---      ----------      ------       ---
Basic                        $489,874       373,487      $1.31      $525,242       367,915      $1.43
Effect of dilutive
   securities - options
   and warrants                              20,835                                 21,158
                                            -------                                -------
Diluted                      $489,874       394,322      $1.24      $525,242       389,073      $1.35
                                            =======                                =======

ACQUISITIONS

On August 22, 1997, the Company acquired all of the outstanding stock of Diba, Inc. for $25,000,000 in cash. The transaction was accounted for as a purchase. The excess purchase price over the estimated fair value of net tangible assets has been allocated, based upon an independent third-party valuation, to various intangible assets, primarily consisting of purchased in-process research and development and goodwill. In connection with this acquisition, purchased in-process research and development of $22,300,000, associated with products which had not achieved technological feasibility and for which no alternative uses have been established by the Company, was written off. Intangible assets, including goodwill, are being amortized over their estimated useful lives of three years. The results of operations of Diba, Inc. from the date of acquisition through March 29, 1998 are included in the Company's consolidated statement of income and are not material to the Company.

On September 22, 1997, the Company acquired all of the outstanding stock of Integrity Arts, Inc. for $30,200,000 in cash. The transaction was accounted for as a purchase. The excess purchase price over the estimated fair value of net tangible assets has been allocated, based upon an independent third-party valuation, to various intangible assets, primarily consisting of purchased in-process research and development and goodwill. In connection with this acquisition, purchased in-process research and development of approximately $29,900,000, associated with products which had not achieved technological feasibility and for which no alternative uses have been established by the Company, was written off. Intangible assets, including goodwill, are being amortized over their estimated useful lives of three years. The results of operations of Integrity Arts, Inc. from the date of acquisition through March 29, 1998 are included in the Company's consolidated statement of income and are not material to the Company.

On October 21, 1997, the Company acquired substantially all of the assets and certain liabilities of Chorus Systems, S.A. and its wholly-owned subsidiaries for approximately $26,500,000 in cash. The transaction was accounted for as a purchase. The excess purchase price over the estimated fair value of net tangible assets has been allocated, based upon an independent third-party valuation, to various intangible assets, primarily consisting of purchased in-process research and development and goodwill. In connection with this acquisition, purchased in-process research and development of $13,100,000, associated with products which had not achieved technological feasibility and for which no alternative uses have been established by the Company, was written off. Intangible assets, including goodwill, are being amortized over their estimated useful lives of three years. The results of operations of Chorus Systems, S.A. from the date of acquisition through March 29, 1998 are included in the Company's consolidated statement of income and are not material to the Company.

On November 24, 1997, the Company acquired substantially all of the assets of Encore Computer Corporation's storage products business for approximately $186,000,000 in cash. The transaction was accounted for as a purchase. The excess purchase price over the estimated fair value of net tangible assets has been allocated, based upon an independent third-party valuation, to various intangible assets, primarily consisting of purchased in-process research and development and goodwill. In connection with this acquisition, purchased in-process research and development of $97,000,000, associated with products which had not achieved technological feasibility and for which no alternative uses have been established by the Company, was written off. Intangible assets, including goodwill, are being amortized over their estimated useful lives of three years. The results of operations of the storage products business of Encore Computer Corporation from the date of acquisition through March 29, 1998 are included in the Company's consolidated statement of income and are not material to the Company.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

The following table sets forth items from the Condensed Consolidated Statements of Income as a percentage of net revenues:

                                          Three Months Ended        Nine Months Ended
                                        ----------------------    ----------------------
                                        March 29,   March  30,    March 29,    March 30,
                                          1998         1997         1998         1997
                                         ------       ------       ------       ------
Net revenues                              100.0%       100.0%       100.0%       100.0%

Cost of sales                              46.7         49.8         47.8         50.5
                                         ------       ------       ------       ------

        Gross margin                       53.3         50.2         52.2         49.5

Research and development                   10.7          9.3         10.6          9.6

Selling, general and administrative        28.5         27.6         28.7         28.1

Purchased in-process research and
        development                          --          1.1          2.4           .4
                                         ------       ------       ------       ------

Operating income                           14.1         12.2         10.5         11.4

Gain on sale of equity investment            --          2.9           --          1.0

Interest income, net                        0.6          0.4          0.5          0.4
                                         ------       ------       ------       ------

Income before income taxes                 14.7         15.5         11.0         12.8

Provision for income taxes                  4.9          4.9          3.9          4.1
                                         ------       ------       ------       ------

        Net income                          9.8%        10.6%         7.1%         8.7%
                                         ======       ======       ======       ======


The following sections contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties such that actual results may vary materially. Certain factors that may affect the Company's results and financial condition over the next few quarters are discussed under the caption "Future Operating Results" below. Other factors that may affect such results and financial condition are set forth in the Company's 1997 Annual Report to Stockholders which is incorporated by reference in the Company's Form 10-K (as amended on Form 10-K/A), and the Company's Form 10-K, as amended.

RESULTS OF OPERATIONS

NET REVENUES

Net revenues were $2.361 billion for the third quarter and $6.910 billion for the first nine months of fiscal 1998, representing increases of 11.6% and 14.1%, respectively, over the corresponding periods of fiscal 1997.

The growth in revenues resulted primarily from increased demand for workgroup and enterprise servers, and from high-end storage, memory and related products. The remaining increase reflects growth in revenues from other Sun businesses, primarily customer services.

Domestic net revenues increased by 17.8% and 17.9% while international net revenues (including United States exports) grew 6.0% and 10.4% in the third quarter and first nine months of fiscal 1998, respectively, compared with the corresponding periods of fiscal 1997. In US dollars, European net revenues increased 19.9% and 16.6%, Japanese net revenues decreased 12.2% and 2.6% and net revenues in Rest of World decreased 3.8% and increased 10.6% in the third quarter and first nine months of fiscal 1998, respectively, when compared with the same periods of fiscal 1997. The increase in European revenues was principally due to the continued strengthening of the markets and producer acceptance. The decrease in Japanese net revenues primarily reflects the macroeconomic issues in that country. The decrease was also reflected in local currency. The decrease in Rest of World net revenues was primarily the result of decreases in Korea and other South East Asian country net revenues, offset partially by increases in net revenues generated from markets in China, Australia and Latin America.

The Company generally manages currency exposure through the use of simple, short-term forward foreign exchange and currency option contracts, the objective of which is to minimize the impact of currency fluctuations on the results of operations. As the Company utilizes projected data as a basis for its forward foreign exchange and currency option contracts, variances which result from forecasting differences and the extent of currency movement during the quarter could have a material adverse effect on the results of operations and cash flows.

GROSS MARGIN

Gross margin was 53.3% for the third quarter and 52.2% for the first nine months of fiscal 1998, compared with 50.2% and 49.5%, respectively, for the corresponding periods in fiscal 1997. The increase in gross margin for the periods compared reflects principally the effects of increased revenue generated from sales of higher margin servers and storage products, as well as decreases in the cost of key components, including chips, memory and storage.

The factors described above resulted in a favorable impact on gross margin for the third quarter and first nine months of fiscal 1998. The Company continuously evaluates the competitiveness of its product offerings. These evaluations could result in repricing actions in the near term. Sun's future operating results would be adversely affected if such repricing actions were to occur and the Company were unable to mitigate the resulting margin pressure by maintaining a favorable mix of systems, software, service, and other products and by achieving component cost reductions, operating efficiencies and increasing volumes.

RESEARCH AND DEVELOPMENT

Research and development (R&D) expenses were $252.8 million in the third quarter and $734.6 million for the first nine months of fiscal 1998, compared with $196.2 million and $583.4 million, respectively, for the same periods of fiscal 1997. As a percentage of net revenues, R&D expenses increased to 10.7% for the third quarter and 10.6% for the first nine months of fiscal 1998, from 9.3% and 9.6% ,respectively, for the corresponding periods of fiscal 1997. These increases reflect the increased expenditures focused on the development of hardware and software products which utilize the Java architecture, as well as the continued development of UltraSPARC systems, storage products and further development of products acquired through acquisitions, and increased compensation due primarily to an increase in personnel.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses were $672.6 million in the third quarter and $1,984.5 million in the first nine months of fiscal 1998, compared with $585.3 and $1,701.3 million, respectively, for the same periods of fiscal 1997. As a percentage of net revenues, SG&A expenses were 28.5% and 28.7% in the third quarter and first nine months of fiscal 1998, respectively, and 27.6% and 28.1%, respectively, in the corresponding periods of fiscal 1997. The dollar increases are primarily attributable to increased compensation resulting from higher levels of headcount (principally in the sales organization) in addition to marketing costs related to demand creation programs. The increase is also due to costs associated with the Company's ongoing efforts to improve business processes and cycle times. The Company expects to continue to focus on expansion of its demand creation programs and support organizations.

PURCHASED IN - PROCESS RESEARCH AND DEVELOPMENT

Purchased in-process research and development represents the write-off of purchased in-process research and development associated with the Company's acquisitions of Diba, Inc., Integrity Arts, Inc., Chorus Systems, S.A., and the storage products business of Encore Computer Corporation in fiscal 1998 and Longview Technologies, LLC in the third quarter of fiscal 1997.

GAIN ON SALE OF EQUITY INVESTMENT

The gain on sale of equity investment represents the net proceeds from the sale of the Company's equity investment in Iona Technologies, plc. during the third quarter of fiscal 1997.

INTEREST INCOME, NET

Net interest income was $12.4 million for the third quarter and $33.1 million for the first nine months of fiscal 1998, compared with $9.4 million and $21.3 million, respectively, for the corresponding periods in fiscal 1997. The increase for the third quarter of fiscal 1998 is primarily the result of higher interest earnings due to a larger average portfolio of cash and short-term investments.

INCOME TAXES

The Company's effective income tax rate for the third quarter and first nine months of fiscal 1998 was 33% before a $19.8 million tax charge resulting from a non-recurring write-off of in-process research and development associated with the acquisitions of Diba, Inc. and Integrity Arts, Inc. during the first quarter of fiscal 1998. The effective income tax rate including such tax charge was 36%. The effective income tax rate for the third quarter and first nine months of fiscal 1997 was 32%. The increase in the overall effective tax rate to 33% for fiscal 1998 is attributable to an increase in anticipated worldwide earnings without offsetting tax credits or other tax savings.


FUTURE OPERATING RESULTS

The market for Sun's products and services is intensely competitive and subject to continuous, rapid technological change, short product life cycles and frequent product performance improvements and price reductions. Due to the breadth of the Company's product lines and the scalability of its products and network computing model, Sun competes in many segments of the network computing market across a broad spectrum of customers. The Company expects the markets for its products and technologies, as well as its competitors within such markets, will continue to change as the trend in enterprise computing shifts customer buying patterns to network based systems which often employ solutions from multiple vendors. Competition in these markets will also continue to intensify as Sun and its competitors, principally Hewlett-Packard Co., International Business Machines Corporation, Digital Equipment Corporation, and Silicon Graphics, Inc., aggressively position themselves to benefit from this shifting of customer buying patterns and demand. The Company is also facing competition from these competitors, as well as other systems manufacturers, such as Compaq Computer Corporation and Dell Computer Corporation, with respect to products based on microprocessors from Intel Corporation coupled with the Windows NT operating system software from Microsoft Corporation. These products demonstrate the viability of certain networked personal computer solutions and have increased the competitive pressure, particularly in the Company's workstation and lower-end server product lines. Additionally, the timing of introductions of new products and services by Sun's competitors may negatively impact the future operating results of the Company, particularly when such introductions occur in periods leading up to the Company's introduction of its own new enhanced products. The Company expects this pressure to continue and intensify throughout the remainder of fiscal 1998 and into fiscal 1999. While many other technical, service and support capabilities affect a customer's buying decision, the Company's future operating results will depend, in part, on its ability to compete with these technologies.

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

A significant portion of the Company's revenues is derived from international sales and is therefore subject to inherent risks related thereto, including the general economic and political conditions in each country, currency exchange rate fluctuations, the effect of the tax structures of various jurisdictions, changes to and compliance with a variety of foreign laws and regulations, trade protection measures and import and export licensing requirements. There can be no assurance that the economic crisis and currency issues currently being experienced in certain parts of Asia will not have an adverse effect on the Company's revenue or revenue growth rates in the future. The impact of any of the foregoing factors could have an adverse effect on the Company's future financial condition and operating results.

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


LIQUIDITY AND CAPITAL RESOURCES

Total assets at March 29, 1998 increased by approximately $474 million from June 30, 1997, due principally to increases in accounts receivable of $9.4 million, inventory of $38.5 million, other current assets of $77.2 million, property, plant and equipment-net of $338.8 million, and other assets of $109 million offset by a decrease in cash, cash equivalents and short term investments of $98.9 million. The increase in accounts receivable primarily reflects the timing of cash receipts as compared to the fourth quarter of fiscal 1997. The increase in inventory is due to the seasonally lower sales level in the third fiscal quarter relative to the fourth quarter. The increase in property, plant and equipment reflects capital spending for real estate development of the Company's facilities, assets acquired through acquisitions and capital additions to support increased headcount, primarily in the Company's engineering, service and marketing organizations. Other current assets increased due to the timing of payments for insurance and other taxes. Other assets increased due to the recording of goodwill and other intangible assets related to the Company's acquisitions.

Total current liabilities decreased $39.2 million from June 30, 1997, due principally to increases in accounts payable of $53 million and accrued liabilities of $30.9 million, offset by decreases in short-term borrowings of $100.9 million and other current liabilities of $22.2 million. The increase in accounts payable reflects increased inventory levels and a payment due on one of the Company's acquisitions. The increase in accrued liabilities is due to increases in warranty and the employee stock participation program. The decrease in short-term borrowings reflects payments related to the debt of subsidiaries and the decrease in other current liabilities primarily reflects the decrease in income taxes payable.

At March 29, 1998, the Company's primary sources of liquidity consisted of cash, cash equivalents and short-term investments of $1,013.9 million and a revolving credit facility with banks aggregating $500 million, which was available subject to compliance with certain covenants. On October 16, 1997, the Company filed a Registration Statement with the Securities and Exchange Commission relating to the registration for public offering of senior and subordinated debt securities and common stock with an aggregate initial public offering price of up to $1,000,000,000. On October 24, 1997, the Registration Statement became effective, so that the Company may now choose to offer, from time to time, the debt securities and common stock pursuant to Rule 415 in one or more separate series, in amounts, at prices and on terms to be set forth in the prospectus contained in the Registration Statement and in one or more supplements to the prospectus. The Company believes that the liquidity provided by existing cash and short-term investment balances and the offering and borrowing arrangements described above will be sufficient to meet the Company's capital requirements through fiscal 1999. However, the Company believes the level of financial resources is a significant competitive factor in its industry and may choose at any time to raise additional capital through debt or equity financing to strengthen its financial position, facilitate growth and provide the Company with additional flexibility to take advantage of business opportunities that may arise.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On October 7, 1997, the Company filed suit against Microsoft Corporation in the United States District Court for the Northern District of California alleging breach of contract, trademark infringement, false advertising, unfair competition, interference with prospective economic advantage and inducing breach of contract. The Company filed an amended complaint on October 14, 1997. Microsoft Corporation filed its answer, affirmative defenses and counterclaims to the amended complaint. The counterclaims include breach of contract, breach of the covenant of good faith and fair dealing, violation of the California Business & Professions Code and declaratory judgment. The Company believes that the counterclaims are without merit and/or that the Company has affirmative defenses and intends vigorously to defend itself with respect thereto. On March 24, 1998 the United States District Court judge granted a preliminary injunction that prevents Microsoft Corporation from using the Company's Java Compatible
(TM) logo. The Company believes that the outcome of this matter will not have a material adverse impact on Sun's financial condition, results of operations or cash flows in any given fiscal year.

ITEM 5 - OTHER INFORMATION

SCHEDULE OF SALES BY EXECUTIVE OFFICERS DURING THE QUARTER

     The following is a summary of all sales of the Company's Common Stock by the Company's executive officers and directors who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, during the fiscal quarter ended March 29, 1998:

     OFFICER/          DATE          PRICE                NUMBER OF
     DIRECTOR                                             SHARES SOLD
=====================================================================
  Alan E. Baratz      2/27/98       $47.625                 8,000
                      2/27/98       $47.5625                8,000
                      2/27/98       $47.6875                8,000

  Lawrence W.         2/27/98       $47.4375               10,000
        Hambly        2/27/98       $47.8125                5,000
                      2/27/98       $48.0625                5,000

  Michael E. Lehman   2/25/98       $46.00                 20,000
                      2/26/98       $46.5625                3,420

  Michael  H. Morris  2/19/98       $46.3125                3,020

  Alton D. Page       2/25/98       $46.50                  5,000
                      2/27/98       $47.6875                5,000

  Frank Pinto         2/27/98       $48.00                 47,000

  George Reyes        2/26/98       $46.5625               10,000

  Edward Saliba       2/19/98       $46.8750                8,000

  Janpieter T.        2/13/98       $44.4895               8,000
        Scheerder     2/13/98       $44.4895              40,000

  John Shoemaker      2/19/98       $46.3375               3,620

  A. Michael Spence   2/20/98       $45.8125               7,500
                      2/25/98       $45.5625               4,500
                      2/25/98       $45.6250               3,000

  William Sutherland  2/24/98       $45.1875               2,400

  Kevin Walsh         2/25/98       $46.50                 7,000
                      2/25/98       $46.4375               2,300
                      2/25/98       $46.3125               5,700
                      2/26/98       $46.8125              15,000
                      2/26/98       $47.00                11,600

  Edward J. Zander    2/23/98       $46.3125               5,000
                      2/24/98       $45.00                 5,000
                      2/25/98       $45.25                 5,000
                      2/25/98       $46.00                 5,000
                      2/26/98       $47.00                 2,500
                      2/27/98       $47.875                2,500


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        a) EXHIBITS

                3.1 Registrant's Restated Certificate of Incorporation, as amended February 11, 1998

                3.2     Registrant's Bylaws, as amended February 11, 1998

                4.3(1) Second Amended and Restated Shares Rights Agreement dated as of February 11, 1998

                27.0    Financial data schedule for the period ended
                        March 29, 1998


(1) Incorporated herein by reference to the Registrant's Registration Statement on Form 8-A/A Amendment No. 6 filed on February 13, 1998.


        b) REPORTS ON FORM 8-K

                No reports on form 8-K were filed during the quarter ended March 29, 1998.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risk disclosures set forth in the 1997 Annual Report to Stockholders have not changed significantly through the third quarter ended March 29, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             SUN MICROSYSTEMS, INC.



                             BY

                                    /s/    Michael E. Lehman
                                    -------------------------------------------
                                    Michael E. Lehman
                                    Vice President, Corporate Resources and
                                    Chief Financial Officer



                                    /s/     George Reyes
                                    -------------------------------------------
                                    George Reyes
                                    Vice President and Corporate Controller,
                                    Chief Accounting Officer







Dated: May 6, 1998