Form 10-Q/A
period 1996-09-29
SUN MICROSYSTEMS INC
filed 1998-07-17
CIK 709519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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



                                       SUN MICROSYSTEMS, INC.



                                       BY
                                           /s/    Michael E. Lehman
                                           -------------------------------------
                                           Michael E. Lehman
                                           Vice President, Corporate Resources
                                           and Chief Financial Officer



                                           /s/     George Reyes
                                           -------------------------------------
                                           George Reyes
                                           Vice President and Corporate
                                           Controller, Chief Accounting Officer



Dated:   July 15, 1998

                                  EXHIBIT INDEX


               27        Amended Financial Data Schedule