Form 10-Q/A
period 1996-12-29
SUN MICROSYSTEMS INC
filed 1998-07-17
CIK 709519

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



                                       SUN MICROSYSTEMS, INC.



                                       BY
                                          /s/    Michael E. Lehman
                                          --------------------------------------
                                          Michael E. Lehman
                                          Vice President, Corporate Resources
                                          and Chief Financial Officer



                                          /s/     George Reyes
                                          --------------------------------------
                                          George Reyes
                                          Vice President and Corporate
                                          Controller, Chief Accounting Officer



Dated:   July 15, 1998

                                  EXHIBIT INDEX


               27        Amended Financial Data Schedule