Form 10-Q/A
period 1997-03-30
SUN MICROSYSTEMS INC
filed 1998-07-17
CIK 709519

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

                                 YES [ ] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


               CLASS                               OUTSTANDING AT MARCH 30, 1997
               -----                               -----------------------------
  Common stock - $0.00067 par value                       368,872,018

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