Form 10-K
period 1998-06-30
SUN MICROSYSTEMS INC
filed 1998-09-25
CIK 709519

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

                        COMMISSION FILE NUMBER: 0-15086

                             SUN MICROSYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                    DELAWARE                                        94-2805249
            (STATE OF INCORPORATION)                   (I.R.S. EMPLOYER IDENTIFICATION NO.)
              901 SAN ANTONIO ROAD                                (650) 960-1300
              PALO ALTO, CA 94303                         (REGISTRANT'S TELEPHONE NUMBER
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES,                   INCLUDING AREA CODE)
              INCLUDING ZIP CODE)

                            ------------------------

             SECURITIES PURSUANT TO SECTION 12(B) OF THE ACT: NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK
                          COMMON SHARE PURCHASE RIGHTS
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of September 15, 1998, was approximately $18,682,000,000 based upon the last sale price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

    The number of shares of the Registrant's Common Stock outstanding as of September 15, 1998 was 381,262,063.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the Annual Report to Stockholders for the fiscal year ended June 30, 1998 are incorporated by reference into Items 1, 5, 6, 7, 8 and 14 hereof.

    Parts of the Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     This Annual Report on Form 10-K contains forwarding-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding market opportunities, market share growth, competitive growth, new product introductions, success of research and development, research and development expenses, customer acceptance of new products, gross margin and selling, general and administrative expenses. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below, including those contained in "Additional Factors Affecting the Company's Business" identify important factors that could cause actual results to differ materially form those predicted in any such forward looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for the Company's products, adverse business conditions, decreased or lack of growth in the computing industry, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancement, risks associated with foreign operations (including the downturn of economic trends and unfavorable currency movements in the Asia Pacific marketplace), risks associated with the Company's efforts to comply with Year 2000 requirements, and other factors, including those listed below.

GENERAL

     Sun Microsystems, Inc. (Sun or the Company) was incorporated in California in February, 1982 and reincorporated in Delaware in July, 1987. Sun is a leading supplier of enterprise network computing products including desktop systems, servers, storage subsystems, network switches, software, microprocessors, and a full range of services and support. Sun's products command a significant share of a rapidly growing segment of the computer industry: networked computing environments. The Company's products are used for many demanding commercial and technical applications in various industries. Sun has differentiated itself from its competitors by its commitment to the network computing model and the UNIX(R) operating system, its rapid innovation and its open systems architecture.

     During the last fiscal year, Sun began reorganizing its business around specific product development competencies operating under the direction of Sun's new Chief Operating Officer, Ed Zander. This reorganization was effective July 1, 1998. Sun's new divisions generally operate within their own charters, but with the common corporate strategic vision of being a leading force in network computing. Sun believes this new organizational structure allows it to more efficiently focus on its customers and the products, channels and markets necessary to serve them. The Company continually evaluates the effectiveness of its organizational structure and at any time may create, merge or discontinue various businesses to increase customer and product focus. Sun's business is now organized as follows:

     Computer Systems -- Computer Systems designs, manufactures, and sells a broad range of desktop systems, servers and network switches, incorporating the Scaleable Processor Architecture (SPARC) microprocessors and the
Solaris(TM)software operating environment and it also sells storage subsystems, as well as software to enterprise customers.

     Network Storage -- Network Storage develops Sun's storage hardware and software platforms.

     Consumer and Embedded -- Consumer and Embedded develops and markets Sun's core technologies for consumers and embedded markets which includes Chorus and Java OS(TM) for Business(TM), PersonalJava(TM), EmbeddedJava(TM), Java Card(TM) implementations, the hardware and software for the set-top, auto and phone markets, Diba technologies and the Jini and Persona projects.
---------------
Sun, the Sun Logo, Sun Microsystems, Sun Workshop, Solaris Solstice, Sun Enterprise, Sun Internet Mail Server, Java, EmbeddedJava, PersonalJava, Java Card, Java OS, Java OS for Business, Ultra, Ultra Enterprise, Java Studio, Java Beans, JDK, Sunergy, Gigaplane-XB, Sun Spectrum, Java Compatible, the Java Compatible logo are trademark or registered trademarks of Sun Microsystems, Inc. in the United States and other countries. All SPARC trademarks, including UltraSPARC, are used under license and are trademarks or registered trademarks of SPARC International, Inc. in the United States and other countries. Products bearing SPARC trademarks are based upon an architecture developed by Sun Microsystems, Inc. UNIX is a registered trademark in the United States and other countries, exclusively licensed through X/OpenCompany Ltd.

     Enterprise Services -- Enterprise Services, a leading UNIX service organization, provides a full range of global services for heterogeneous network computing environments, including system/network management and support, education, information technology (IT) consulting and systems integration.

     Solaris Software -- Solaris Software develops and supports Solaris, a leading UNIX operating system software environment for enterprise-wide distributed computing on SPARC and other volume platforms. Solaris Software also develops software products for network management, messaging/mail management, security, and eCommerce.

     Microelectronics -- Microelectronics designs, develops and markets high performance SPARC(TM) and Java(TM) microprocessors, as well as enabling technologies, for Sun products and third-party customers.

     Java Software -- Java Software develops, markets and supports the Java(TM) software technology. Java Software also develops applications, tools, and systems platforms to further enhance Java(TM) technology as a programming standard for complex networks. Java Software oversees Sun's efforts to continue enhancing the Java platform and works with third parties to create products and technologies that will augment the Java platform's capabilities.

     Sun's network computing model and its hardware and software implementations have attracted and encouraged a large number of software vendors to port their applications to Sun platforms, including an increasing number of vendors of commercial applications. The availability of such third-party software vendors provides Sun and its customers with a competitive advantage and strengthens the Company's presence in network computing.

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

SYSTEMS

     Workstations -- The Company offers a full line of UltraSPARC(TM)-based workstations from low-cost high-performance workstations to high-end, multi-processor capable graphics systems.

     The Ultra(TM) 5, based on the UltraSPARC IIi processor, is a reliable, scaleable entry level workstation designed for customers seeking high performance for computer intensive software development, digital content creation and database applications at a low cost.

     The Ultra 10 based on a 333 MHz Ultra SPARC IIi processor with a 2MB cache and the Sun Elite3D graphics accelerator offers customers point-of-entry to high-end graphical computing. The Ultra 10 was designed for graphics intensive, price sensitive markets such as health care, software development, entry-level MCAD, animation and digital content creation.

     Sun's Ultra 60 and Ultra 450 workstations offer a combination of high-end workstation performance and functionality at a competitive price. Available in both uniprocessor and multiprocessor versions, these systems achieve higher performance from the use of UltraSparc II processors at speeds of up to 360 MHz, as well as high performance motherboards and ASIC's.

     The Ultra 60 workstation, with up to two 300 or 360 MHz UltraSPARC II processors, is designed for customers who require power for the most demanding scientific and technical applications.

     The Ultra 450 workstation is Sun's most expandable and flexible workstation. The Ultra 450 can support two of Sun's high-end Elite3D m6 graphics cards and scales to include up to four 300 MHz UltraSPARC II processors, 180GB of hard disk drive space, 4GB of memory and 10 PCI slots, allowing customers to grow and tailor the system to address specific application requirements.

     Workgroup Servers -- The Company also offers a wide range of binary compatible servers from the entry level high performance Ultra Enterprise(TM) 5S Server to the Ultra Enterprise 1000 Server, a highly scaleable, reliable, enterprise-wide symmetric multiprocessor server. Sun's entry level server products are designed to provide high performance, reliable, easy to use, scaleable architecture with exceptional throughput at prices comparable to PC server products. These servers run the Solaris operating system and provide software solutions to connect to any client as well as the ability to simply install and manage a customer's servers.

     The Ultra Enterprise 5S Server and Ultra Enterprise 10S Server utilize the high performance UltraSPARC IIi processor and offer customers low priced solutions that function as file and print servers, internet/intranet solutions as well as platforms for eCommerce and Internet Service Providers.

     The Company's Sun(TM) Enterprise(TM) 450 Servers provide the scalability, performance and reliability for critical business needs. The Enterprise 450 Server supports up to four 300 MHz UltraSPARC II processors and utilizes the 1.6 GB/second UPA interconnect and 10 PCI slots, which allows the Sun Enterprise 450 to scale as application demand grows. The Sun Enterprise 450 Server is designed with up to 20 hot pluggable disk drives, hot pluggable N+1 power, and features such as Automatic System Recovery, providing the reliability features that are usually found in more expensive enterprise servers. The Sun Enterprise 450 provides customers with the reliability, availability and scalability needed for demanding applications and solutions such as groupware, distributed database applications, clustering, enterprise resource planning as well as email and internet/intranet requirements.

     Sun Enterprise Servers -- Sun offers to its enterprise customers its Sun Enterprise Server family. This includes the Sun Enterprise 10000 that scales to 64 processors. The Sun Enterprise Server family offers upgradeability and expandability across the product line.

     The entry level Sun Enterprise 3500 is a powerful, scaleable, versatile and upgradeable departmental UNIX server in a compact package. The Sun Enterprise 3500 is expandable up to 8 Central Processing Units ("CPU") and shares common CPU boards and peripherals that can be used across the Ultra Enterprise product line to provide flexibility and protect the customer's investment.

     The Sun Enterprise 4500 is expandable up to 14 processors and is one of the most modular and powerful departmental servers, offering outstanding performance and the ability to scale system performance and capacity as needs grow.

     The Sun Enterprise 5500, Sun's entry level data center system is expandable up to 14 processors and is packaged in a rack configuration to enable bundling of additional storage in a single enclosure.

     The Sun Enterprise 6500 is expandable up to 30 processors and provides customers the ability to deploy large scale, mission critical applications in a network based environment. It offers the performance and availability required for mainframe-class mission critical applications.

     The Sun Enterprise 10000 is the most scaleable system in the product line and incorporates mainframe features such as dynamic system domains which allow for dynamic partioning of the system, super computer class interconnection called the Gigaplane-XB(TM) which speeds internal data handling and a separate service processor/console for system monitoring and management.

SYSTEM AND INTERNET SOFTWARE

     The system and internet software environment is a key component for fulfilling customer needs around the network. The Company continues to focus on providing customer-centric solutions, including the Solaris operating environment with built-in networking, Sun(TM) WorkShop(TM) tools for building network applications, and internet products including the Sun(TM) Internet Mail Server that affords reliability and scalability across an enterprise. The Company believes it derives competitive advantage from the stability resulting from its many years of experience with operating system software. The Company's principal software products are as follows:

     Solaris Operating Environment -- The Solaris product line includes desktop, intranet, ISP and enterprise operating environments for SPARC and Intel platforms. Solaris is a fast, highly reliable, scaleable and secure operating environment, easy to install and use, optimized for the Java platform and supports more than 12,000 applications. The Solaris environment is optimized for corporate computing, Internet business requirements, powerful enterprise databases and high performance technical computing environments.

     Network Management Products -- These products are central to Sun's open systems architecture and provide networking capabilities that make distributed resources easily accessible by PCs, workstations, servers and other computing devices on a single network. These products also integrate heterogeneous global, department, local and remote network resources into company-wide information systems. The Company is committed to developing networking products that adhere to and promote open industry networking standards and technologies in emerging areas such as the Internet and intranet.

     Network Security Solutions -- Sun provides businesses with a comprehensive set of modular, heterogeneous, and scaleable security solutions for protecting corporate assets, enabling new business models such as secure intranets, establishing tighter relationships with partners via secure extranets, and supporting secure remote access for mobile and remote employees. The Network Security Solutions include encryption, authentication, access control, and firewall defense products needed to make use of the Internet, intranets and extranets, as communications and trading channels.

     Internet Products -- The Company's Sun Internet Mail Server software helps companies consolidate their business on a single, scaleable email architecture, enabling open, reliable, and cost-effective communication. For service providers, Sun Internet Mail Server delivers the superior scalability, reliability and performance needed for finding and retaining customers and growing their business. Built on internet and industry standards such as SMTP and MIME, Sun Internet Mail Server offers a single, open internet alternative to proprietary mail systems. Sun Internet Mail Server provides the industry's most complete implementation of the latest internet standard, Internet Message Access Protocol version 4 (IMAP4), for reliable mail messaging.

     JavaSoftware Products -- The Java(TM) Application Environment (JAE) is one of the first widely accepted application environments to enable the platform independent of the development of application software. In fiscal 1998, Sun broadly expanded the definition and availability of the Java platform, to extend the adoption of the Java platform to the smallest devices (smart cards and embedded controllers) and set-top boxes (PersonalJava), in addition to the high-end enterprise platform. Java technology is licensed to over 150 system software vendors and OEM ("Original Equipment Manufacturers") manufacturers. The Company continues to invest in the performance, stability and compatibility of the Java platform, to ensure its continued acceptance and deployment across the internet.

     Developer Products -- The Workshop integrated development tool suites support the Java(TM) programming language, C++, C, and Sun(TM) FORTRAN. In addition, Sun offers an integrated development environment for MicroFocus COBOL. Visual Workshop for C++ and Performance Workshop Fortran provide tightly integrated visual programming environments for professional developers to build and deploy high-performance client-server and computing applications. Java(TM) Workshop(TM) is a powerful and streamlined Internet programming environment allowing developers to create and publish Internet applications. Java(TM) Studio(TM) is an easy to use point and click environment for assembling solutions from reusable JavaBeans(TM) components. Sun's extensive line of software development products provide life cycle support from database modeling to testing, improving productivity and quality of the application.

     The Java(TM) Developer's Kit enables developers to create and run applets (which are miniature applications written in the Java programming language) that run inside a compatible web browser, and full applications written using the Java programming language.

SALES, DISTRIBUTION AND MARKETING

     Sun maintains a presence in most major markets and sells computer systems, software and services to its customers worldwide through a combination of direct and indirect channels. The Company also offers off-the-shelf software and component products such as CPU chips, ASICs and embedded boards on an OEM basis to other hardware manufacturers, and supplies after-market and peripheral products to its end-user installed base, both directly and through independent distributors and resellers.

     In general, the Company's direct sales force was recently reorganized within Sun into two primary direct sales forces concentrating on enterprise systems, storage, and software and consumer and embedded products. These sales forces sell to selected end-user named accounts and numerous indirect channels and are compensated on a channel-neutral basis to reduce potential channel conflict with the Company distribution partners. Other distribution channels include:

     - systems integrators, both government and commercial, who serve the market for large commercial projects requiring substantial analysis, design, development, implementation and support of custom solutions;

     - master resellers who supply product and provide product marketing and technical support services to the Company's smaller Value Added Resellers
       (VARs);

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

     The growth and management of the reseller channels is very important to the future revenues and profitability of the Company. Channel partners account for greater than 50% of Sun's revenue and will continue to play a key role in providing the value, service and support that are critical to Sun's long-term success.

     The Company's direct systems sales force serves educational institutions, software vendors, governments, businesses and other strategic accounts. The Company has approximately 100 sales and service offices in the United States and approximately 135 sales and service offices in 45 other countries. In addition, the Company uses independent distributors in approximately 150 countries, sometimes in concert with other resellers and direct sales operations.

     Revenues from outside the United States, including those from end-users, resellers and distributors, constituted approximately 48%, 49% and 50% of total revenues in fiscal 1998, 1997, and 1996, respectively. Direct sales made in countries outside of the United States are generally priced in local currencies and are, therefore, subject to currency exchange fluctuations. The net impact of currency fluctuations on net revenues and operating results cannot be precisely measured as the Company's product mix and pricing change over time in various markets, partially in response to currency movements. The Company is primarily exposed to changes in exchange rates on the Japanese yen, British pound sterling, French franc, and German mark. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales decreases. When the U.S. dollar weakens against these currencies, the dollar value of non-U.S. dollar-based sales increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Overall the Company is a net receiver of currencies other then the U.S. dollar and, as such, benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect the Company's consolidated sales and gross margins as expressed in U.S. dollars. To minimize currency exposure gains and losses, the Company borrows funds in local currencies, enters into forward exchange contracts, purchases foreign currency options and promotes natural hedges by purchasing components and incurring expenses in local currencies whenever feasible. Sun's sales to overseas customers are made under export licenses that must be obtained from the

United States Department of Commerce. Protectionist trade legislation in either the United States or other countries, such as a change in the current tariff structures, export compliance laws or other trade policies, could adversely affect Sun's ability to sell or to manufacture in international markets. Furthermore, revenues from outside the United States are subject to inherent risks related thereto, including the general economic and political conditions in each country. Sales to or through C. Itoh Technoscience Co. Ltd., Fujitsu, Ltd. and Toshiba Corporation together represent a significant portion of Sun's revenues in Japan. There can be no assurance that the economic crisis and currency issues currently being experienced in certain parts of Asia will not have a material adverse effect on the Company's revenue, revenue growth rates, or operating results in the future.

     One customer accounted for more than 10% of revenues in fiscal 1998. Sales to MRA Systems, Inc. for fiscal 1998 were approximately 14% of total revenues. No individual customer accounted for more than 10% of revenues in fiscal 1997 or 1996. Any termination by a significant customer of its relationship with the Company or material reduction in the amount of business such a customer does with the Company could materially adversely effect the Company's business, financial condition or operating results. Also see Note 9 of Notes to Consolidated Financial Statements incorporated by reference herein for additional information concerning sales to foreign customers and industry segments.

     Seasonality also affects the Company's revenues and operating results, particularly in the first and third quarter of each fiscal year. In addition, the Company's operating expenses are increasing as the Company continues to expand its operations, and future operating results will be adversely affected if revenues do not increase proportionately.

     The Company's marketing activities include advertising in computer publications and the business press, direct mailings to customers and prospects, televised programs and attendance at trade shows.

     Sun maintains a customer resource program, Sunergy(SM), which includes live interactive satellite broadcasts and provides electronic access to newsletter and technical information. Sun also sponsors a series of seminars to specific resellers, university customers, end-users and government customers and prospects designed to familiarize attendees with the capabilities of the Sun product line.

     Sun's order backlog at June 30, 1998 was approximately $599 million, compared with approximately $378 million at June 30, 1997. Backlog includes only orders for which a delivery schedule within six months has been specified by the customer. Backlog levels vary with demand, product availability and the Company's delivery lead times and are subject to significant decreases as a result of, among other things, customer order delays, changes or cancellations. As such, backlog levels are not a reliable indicator of future operating results.

CUSTOMER SERVICE AND SUPPORT

     The Company provides expertise in heterogeneous network computing through a full range of global services, including support services (systems support for hardware and software), educational services (education consulting, skills migration and training) and professional services (IT consulting, systems integration and system/network management). Sun assists both technical and commercial customers, supporting more than 1 million systems in 174 countries, training more than 75,000 students annually, and providing consulting, integration and operations assistance to IT organizations worldwide.

     In support services, Sun has increased field resources in direct service delivery, especially software support engineers based in solution centers and field offices. Higher levels of field resources are critical to the overall investments being made in mission-critical support capability. This direct Sun capability is complemented by third-party service providers who primarily deliver hardware support services. Software support continues to be primarily delivered by Sun software support engineers. Third-party service providers provide necessary leverage on critical field resources such as parts inventories and staff to meet the service requirements of the growing installed base. Investments by these third-party service providers in complementary support infrastructure facilitates expansion of geographical coverage without additional fixed cost investment by the Company.

     The Company offers a warranty for parts and labor on its hardware products generally for one year from date of sale and a limited warranty on software generally for 90 days from date of sale. The Company maintains and services the products during the warranty period and on a contractual basis after the initial product warranty has expired. Post-warranty support services are primarily offered through a tiered support offering called SunSpectrum(SM). SunSpectrum offers four levels of differentiated support that package hardware, software and peripherals in a single price support service. Warranty and post-warranty services are provided through 36 solution centers worldwide.

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

     In professional services, Sun provides the people, processes and technology to deliver single point-of-contact solutions tailored to meet customer needs. Sun technical and project management experts help customers plan, implement, and manage heterogeneous computing environments. Sun consultants also help design IT architectures and plan migrations from legacy systems to network computing. To implement solutions, integration experts help customers develop and deploy distributed computing environments for new applications. To keep the environment operating at peak performance, operations experts help customers manage the complexity of the heterogeneous systems and networks. In addition, Sun helps with all phases of creating and implementing internet solutions. Investments have been made in competencies in Internet/Java technologies, business applications and systems and network management.

     Certain complex systems sold by Sun require a high level of implementation support and consequently, the customer's acceptance of such systems may be delayed in the event Sun does not provide a sufficient level of such service. Delays in customer acceptance could adversely affect the future operating results of the Company.

PRODUCT DEVELOPMENT

     The Company's research and product development programs are intended to sustain and enhance its competitive position by incorporating the latest worldwide advances in hardware, software, graphics, networking, data communications and storage technologies. Sun's product development efforts, conducted within each of its businesses, are currently focused on enhancing its products' performance and price/performance, as well as reliability, availability, and serviceability, of both the Company's hardware and systems software for the Company's expanding enterprise client-server computing customer base. Additionally, Sun remains focused on system software platforms for Internet and intranet applications, developing advanced workstation and server architectures, designing application-specific integrated circuits and software for networking and distributed computing. Sun's product development continues to be committed to including the high-performance implementation of existing standards and the development of new technology standards.

     Sun conducts research and development worldwide principally through facilities in the United States, France, and Japan. Research and development expenses were approximately $1,014 million, $826 million and $653 million in fiscal 1998, 1997 and 1996, respectively. In recent years, Sun's research and development efforts have focused increasingly on the Java architecture, Solaris software and SPARC microprocessors. Sun believes that software development provides and will continue to provide significant competitive differentiation. Therefore, Sun currently devotes substantial resources to the development of workgroup software, networking and data communications, video, graphics, disk array, object technology and the software development environment.

     The Company's future operating results will depend to a considerable extent on its ability to rapidly and continuously develop, introduce, and deliver in quantity new systems, software and service products, as well as new microprocessor technologies, that offer its customers enhanced performance at competitive prices. The development of new high-performance computer products is a complex and uncertain process requiring high levels of innovation from the Company's designers and suppliers, as well as accurate anticipation of customer requirements and technological trends.

MANUFACTURING AND SUPPLY

     The Company's manufacturing operations consist primarily of final assembly, test and quality control of systems, materials and components. Sun has manufacturing facilities in California, Oregon, and Scotland, and distribution facilities in California, the Netherlands and Japan. The Company has continued its efforts to simplify its manufacturing process by reducing the diversity of system configurations offered to customers, increasing the standardization of components across product types and establishing local sources of supply in major geographies.

     Sun uses many standard parts and components in its products and believes there are a number of competent vendors for most parts and components. However, a number of important components are developed by and purchased from single sources due to price, quality, technology or other considerations. In some cases, those components are available only from single sources. In particular, Sun is dependent on Sony Corporation for various monitors and on Texas Instruments Incorporated for different implementations of SPARC microprocessors. Certain custom silicon parts are designed by and produced on a contractual basis for Sun. The process of substituting a new producer of such parts could materially adversely affect Sun's operating results. Some suppliers of certain components, including color monitors and custom silicon parts, require long lead times such that it can be difficult for the Company to plan inventory levels of components to consistently meet demand for Sun's products. Certain other components, especially memory integrated circuits such as DRAMs, SRAMs, and VRAMs, have from time to time been subject to industry wide shortages. Future shortages of components could negatively affect the Company's ability to match supply and demand, and therefore could materially adversely impact the Company's future operating results.

     The Company is increasingly dependent on the ability of its suppliers to design, manufacture and deliver advanced components required for the timely introduction of new products. The failure of any of these suppliers to deliver components on time or in sufficient quantities, or the failure of any of the Company's own designers to develop advanced innovative products on a timely basis, could result in a material adverse impact on the Company's operating results. The inability to secure enough components to build products, including new products, in the quantities and configurations required, or to produce, test and deliver sufficient products to meet demand in a timely manner, would materially adversely affect the Company's net revenues and operating results.

     To secure components for development, production and introduction of new products, the Company frequently makes advanced payments to certain suppliers and often enters into noncancelable purchase commitments with vendors early in the design process. Due to the variability of material requirement specifications during the design process, the Company must closely manage material purchase commitments and respective delivery schedules. In the event of a delay or flaw in the design process, the Company's operating results could be materially adversely affected due to the Company's obligations to fulfill such noncancelable purchase commitments.

     Once a hardware product is developed the Company must rapidly bring it to volume manufacturing, a process that requires accurate forecasting of volumes, mix of products and configurations, among other things, in order to achieve acceptable yields and costs. Future operating results will depend to a considerable extent on the Company's ability to closely manage product introductions in order to minimize unfavorable patterns of customer orders, to reduce levels of older inventory, and to ensure that adequate supplies of new products can be delivered to meet customer demand. The ability of the Company to match supply and demand is further complicated by the need to adjust prices to reflect changing competitive market conditions as well as the variability and timing of customer orders with respect to the Company's older products. As a result, the Company's operating results could be materially adversely affected if the Company is not able to correctly anticipate the level of demand for the mix of products. Because the Company is continuously engaged in this product development, introduction, and transition process, its operating results may be subject to considerable fluctuation, particularly when measured on a quarterly basis.

     Generally, the computer systems sold by Sun, such as the products based on UltraSPARC processors are the result of both hardware and software development, such that delays in software development can delay the Company's ability to ship new hardware products. In addition, adoption of a new release of an operating system may require effort on the part of the customer and porting by software vendors providing applications. As a result, the timing of conversion to a new release is inherently unpredictable. Moreover, delays by customers in adopting a new release of an operating system can limit the acceptability of hardware products tied to that release. Such delays could materially adversely affect the future operating results of the Company.

COMPETITION

     The markets for the Company's products and services are intensely competitive and subject to continuous, rapid technological change, short product life cycles and frequent product performance improvements and price reductions. Due to the breadth of Sun's product lines and the scalability of its products and network computing model, the Company competes in many segments of the network computing market across a broad spectrum of customers.

     Sun's traditional customer base has been in the technical and scientific markets. Competition in this segment is based primarily on system performance, price/performance, availability and performance of application software, robustness of the software development environment, system expandability and upgrade ability, adherence to standards, graphics features and performance and product quality and reliability. Increasingly, Sun is finding that its strengths in technical markets, particularly software development, design automation and decision support, along with its network computing focus are enabling expansion into mission critical enterprise applications. Sun's competitors in the technical and scientific markets are primarily Hewlett-Packard Company (HP), International Business Machines Corporation (IBM), Compaq Computer Corporation (Compaq) and Silicon Graphics, Inc. (SGI).

     Sun has been making inroads into commercial markets both with Global 1000 companies which are downsizing and distributing their computer resources, as well as with smaller companies which are upsizing and increasing the capabilities of their network computing systems. Traditionally, competition in these markets has been based on price/performance, capabilities and stability of the systems software, product quality and reliability, ease of system operation and administration, service and support, availability and performance of applications and middleware, database performance, global marketing and distribution capabilities, and corporate reputation and name recognition. Increasingly, companies which are downsizing their operations are focusing on distributing their computing capabilities and adopting a model of network computing. Companies which are upsizing typically are increasing their experience in managing larger heterogeneous environments. In addition, Sun is continuing to expand into the Internet and intranet markets. As a result, in both the upsizing and downsizing competitive scenarios, networking capabilities, internet and intranet capabilities and the ability to obtain all of the traditional security, stability and administrative features of a central computing model in a networked environment are significant factors that influence the buying decision and the relative strength of the competition. In both upsizing and downsizing opportunities, Sun's competition tends to come principally from IBM, HP, and Compaq, as well as other mini and mainframe computer suppliers. In addition, the Company is facing increasing competition from these competitors as well as from certain systems manufacturers such as Dell Computer Corporation and certain of its competitors listed above, whose products are based on microprocessors from Intel Corporation (Intel) coupled with Windows NT operating system software from Microsoft Corporation (Microsoft). These products demonstrate the viability of certain networked personal computer solutions and have increased the competitive pressure, particularly in the Company's workstation and lower-end server product lines.

     Sun has encouraged the proliferation of its SPARC technology as a standard in the computer marketplace by licensing much of the technology and promoting open interfaces to the Solaris operating environment, as well as by offering microprocessors and enabling technologies to third party customers. As a result, several licensees also offer SPARC/Solaris based products that compete directly with Sun's products primarily in the desktop markets.

     Sun has also strived to make its Java technology a programming standard for complex networks. Sun develops applications, tools and systems platforms, as well as works with third-parties to create products and technologies, in order to continue enhance the Java platform's capabilities. As part of this effort, Sun licenses its Java technology widely encouraging competitors of Sun to also develop products competing with these applications, tools and platforms. The Company expects that the markets for its products, technology and services as well as its competitors within such markets, will continue to change as the rightsizing trend shifts customer buying patterns to network-based systems, which often employ solutions from multiple vendors. Competition in these markets will also continue to intensify as Sun and its competitors, principally HP, IBM, Compaq and SGI, aggressively position themselves to benefit from this shifting of customer buying patterns and demand. The ability to continue to develop leading edge products and rapidly bring them to market will continue to have a significant impact on Sun's competitiveness and its operating results. Also, the timing of introductions of new products and services by Sun's competitors may negatively impact the future operating results of the Company, particularly when such introductions occur in periods leading up to the Company's introduction of its own new enhanced products. In addition, Sun expects to see continued performance improvements in microprocessor technology and products introduced by Intel and Motorola, Inc. Such products, coupled with enhanced operating systems software from Microsoft and other competitors, are expected to continue to provide competitive pressure throughout the Company's product range. The Company expects this pressure to continue and intensify into fiscal 1999 with the increased availability of products based on microprocessors from Intel coupled with Windows NT operating system software. While many other technical, service and support capabilities affect a customer's buying decision, Sun's future operating results will depend, in part, on its ability to compete with these technologies.

PATENTS AND LICENSES

     Sun currently holds a number of U.S. and foreign patents relating to various aspects of its products and technology. While the Company believes that such patent protection is important, it also believes that patents are of less competitive significance than such factors as innovative skills and technological expertise.

     As is common in the computer industry, the Company has from time to time been notified that it may be infringing certain patents or other intellectual property rights of others, although no material litigation has arisen out of any of these claims. Several pending claims are in various stages of evaluation. The Company is evaluating the desirability of entering into licensing agreements in certain of these cases. Based on industry practice, the Company believes that any necessary licenses or other rights could be obtained on commercially reasonable terms. However, no assurance can be given that licenses can be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights, or litigation arising out of such claims, could have a material adverse effect on the Company's operations.

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

EMPLOYEES

     As of June 30, 1998, Sun had approximately 26,300 employees. The Company's future operating results will depend on its ability to continue to broaden and develop senior management to attract and retain skilled employees, and on the ability of its management and key employees to manage growth successfully through the enhancement of management information systems and financial controls. The Company expects to continue to increase its number of employees to support demand creation programs, service and support operations, and overall projected growth. None of Sun's employees in the United States are represented by a labor union.

ADDITIONAL FACTORS AFFECTING THE COMPANY'S BUSINESS

     The Company plans to continue to evaluate and, when appropriate, make acquisitions of complementary technologies, products or businesses. As part of this process, the Company will continue to evaluate the value of its assets, and when necessary, make adjustments thereto. Acquisitions may involve the amortization of acquired intangible assets in periods following such acquisitions. In addition, acquisition transactions are accompanied with a number of risks, including, among other things, those associated with integrating operations, personnel and technologies acquired and the potential for unknown liabilities of the acquired business.

     In order to remain competitive in a rapidly changing industry, the Company is continually improving and changing its business practices, processes and information systems. In this regard, the Company has begun to implement a number of new business practices and a series of related information systems across the enterprise that affect numerous operational and financial systems and processes. Such activities are currently planned to be fully operational in the first half of fiscal 1999. The time period in which the new business practices and related information systems will be implemented are forward-looking statements subject to risks and uncertainties, and actual results may differ materially from those set forth above as a result of a number of risk factors. In particular, the timing and duration of the implementation of the new business practices and information systems is subject to a number of risks, including the complexity of the conversion process and the new systems themselves, the transfer of business data and information from the previous system to the new system and the need for substantial and comprehensive employee training in connection with the adoption of such new business practices and information systems. While the Company tests these new systems and processes in advance of implementation, there are inherent limitations in the Company's ability to simulate a full-scale operating environment in advance of implementing these systems. In addition, the implementation of these systems will require the Company to be without certain capabilities critical to normal operation of its business (such as processing orders and shipping product) for a period of time as the Company shifts to the new systems. There can be no assurance that this interruption in the use and availability of enterprise-wide information systems will not have a material adverse effect on the Company's business and operating results. In addition, to the extent that the Company encounters problems after introduction of these new systems and practices that prevent or limit their full utilization, there could be a material adverse impact on the Company's operating results.

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As the Year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20". As a result, in less than two years, computer systems and/or software products used by many companies may need to be upgraded to comply with such Year 2000 requirements. The Company is currently expending resources to review its products and services, as well as its internal use software in order to identify and modify those products, services and systems that are not Year 2000 compliant. The costs associated with this effort are not incremental to the Company, but represents a reallocation of existing resources. The Company believes any modifications deemed necessary will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results. In addition, the Company believes that its internal system implementation efforts (as described in the above paragraph), principally conducted to improve operating efficiencies, will also address the Company's internal Year 2000 compliance issues. Additionally, the Company is in the process of evaluating the need for contingency plans with respect to Year 2000 requirements. The necessity of any contingency plan must be evaluated on a case-by-case basis and will vary considerably in nature depending on the Year 2000 issue it may need to address. The Company's expectations as to the extent and timeliness of modifications required in order to achieve Year 2000 compliance is a forward-looking statement subject to risks and uncertainties. Actual results may vary materially as a result of a number of factors, including, among others, those described in this paragraph and the paragraph below. There can be no assurance however, that the Company will be able to successfully modify on a timely basis such products, services and systems to comply with Year 2000 requirements, which failure could have a material adverse effect on the Company's operating results.

     Based on the Company's assessment to date, most newly introduced products and services of the Company are Year 2000 compliant, however some of the Company's customers are running product versions that are not Year 2000 compliant. The Company has been encouraging such customers to migrate to current product versions. In addition, the Company faces risks to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not have business systems or products that comply with the Year 2000 requirements. To the extent that Sun is not able to test technology provided by third-party hardware or software vendors, Sun is in the process of obtaining assurances from such vendors that their systems are Year 2000 compliant. In the event any such third parties cannot in a timely manner provide the Company with products, services or systems that meet the Year 2000 requirements, the Company's operating results could be materially adversely effected. Although the Company believes that the cost of Year 2000 modifications for both internal-use software and systems or the Company's products are not material, there can be no assurance that various factors relating to the Year 2000 compliance issues, including litigation, will not have a material adverse effect on the Company's business, operating results or financial position.

     Eleven of the 15 member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the Euro and to adopt the Euro as their common legal currency effective January 1, 1999. The Euro will then trade on currency exchanges and be available for non-cash transactions. The Company is currently expending resources to review and modify its products to support the Euro's requirements, determine pricing strategies in the new economic environment, analyze the legal and contractual implications for contracts, evaluate system capabilities, and ensure banking vendors can support the Company's operations with respect to Euro transactions. The Company expects that modifications will be made to its business operations and systems on a timely basis and does not believe that the cost of such modifications will have a material adverse impact on the Company's operating results. There can be no assurance, however, the Company will be able to complete such modifications to comply with Euro requirements, which could have a material adverse effect on the Company's operating results. In addition, the Company faces risks to the extent that vendors upon whom the Company relies and their suppliers are unable to make appropriate modifications to support Euro transactions. The Company has not yet completed it evaluation of the impact of the Euro upon its functional currency designations.

ITEM 2. PROPERTIES

     Sun conducts its worldwide operations using a combination of leased and owned facilities. The Company believes that while it currently has sufficient facilities to conduct its operations during fiscal 1999, it will continue to lease and acquire facilities throughout the world as its business requires. Properties owned by the Company consist of approximately 1,000,000 square feet on approximately 55 acres in Menlo Park, California; an approximately 300,000 square foot facility on approximately 60 acres in Newark, California where an additional 400,000 square feet of facilities are under construction; an approximately 260,000 square foot facility on approximately 20 acres in Palo Alto, California; an approximately 230,000 square foot facility on approximately 30 acres in Linlithgow, Scotland; an approximately 235,000 square foot facility in Plantation, Florida; an approximately 140,000 square foot facility in Melbourne, Florida; an approximately 30,000 square foot facility on approximately 2.5 acres in Bagshot, England; 40 acres in Farnborough England; two separate parcels of land in Newark, California of approximately 90 acres and 50 acres, approximately 120 acres in Broomfield, Colorado on which an approximately 500,000 square foot facility is under construction; and approximately 158 acres in Burlington, Massachusetts on which an approximately 530,000 square foot facility is under construction. The Company acquired an approximately 82 acre site in Santa Clara, California. The Company also leases approximately 7.2 million square feet, of which, approximately 3.1 million square feet is in the San Francisco Bay Area with the remainder in approximately 230 sales and service offices located around the world. A substantial portion of the Company's facilities, including its corporate headquarters and other critical business operations are located near major earthquake faults. The Company is uninsured and does not fund for earthquake-related losses. In addition, the Company faces risks to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis are impacted by an earthquake. As a result, the Company's business, financial condition or operating results could be materially adversely effected in the event of a major earthquake.

ITEM 3. LEGAL PROCEEDINGS

     On October 7, 1997, the Company filed suit against Microsoft Corporation in the United States District Court for the Northern District of California alleging breach of contract, trademark infringement, false advertising, unfair competition, interference with prospective economic advantage and inducing breach of contract. The Company filed an amended complaint on October 14, 1997. Microsoft Corporation filed its answer, affirmative defenses and counterclaims to the amended complaint. The counterclaims include breach of contract, breach of the covenant of good faith and fair dealing, violation of the California Business & Professions Code and declaratory judgment. The Company believes that the counterclaims are without merit and/or that the Company has affirmative defenses and intends vigorously to defend itself with respect thereto. On March 24, 1998 the United States District Court judge ruled in favor of the Company granting a preliminary injunction directing Microsoft Corporation to cease using the Company's Java Compatible Logo(TM) on Microsoft products that failed to pass the applicable test suites from Sun. In addition, on May 12, 1998, the Company filed a second amended complaint alleging copyright infringement by Microsoft and motions requesting further preliminary injunctive relief directed against the planned release by Microsoft of additional products that failed to pass the applicable test suites from Sun. The Court held hearings and arguments on such motions on September 8, 9, and 10, 1998 and took the matter under advisement. The Company believes that the outcome of this matter will not have a material adverse impact on Sun's financial condition, results of operations or cash flows in any given fiscal year.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information regarding the Executive Officers of the Company as of September 15, 1998:

          NAME              AGE                             POSITION
          ----              ---                             --------
Scott G. McNealy            43     Chairman of the Board of Directors, President and Chief
                                   Executive Officer
William T. Agnello          49     Vice President, Real Estate and the Workplace
Kenneth M. Alvares          54     Vice President, Human Resources
Alan E. Baratz              43     President, Java Software
Mel Friedman                60     President, Microelectronics
Lawrence W. Hambly          52     President, Enterprise Services
Masood A. Jabbar            48     President, Computer Systems
James Judson                44     Vice President, Finance, Worldwide Operations
Michael E. Lehman           48     Vice President, Corporate Resources and Chief Financial
                                   Officer
Marc L. Loupe               44     Vice President, Finance and Planning, World-wide Field
                                   Operations, Computer Systems
John S. McFarlane           49     President, Solaris Software
Stephen T. McGowan          50     Vice President, Finance, Computer Systems
Michael H. Morris           50     Vice President, General Counsel and Secretary
Michael Murray              42     Vice President, Finance and Administration, Enterprise
                                   Services
Alton D. Page               42     Vice President, Treasurer
Gregory M. Papadopoulos     40     Vice President and Chief Technology Officer
Marissa Peterson            36     Vice President, Worldwide Operations, Computer Systems

          NAME              AGE                             POSITION
          ----              ---                             --------
Frank A. Pinto              53     Vice President, Sales, The Americas, Computer Systems
Michael L. Popov            52     Vice President, COO Staff Operations
William J. Raduchel         52     Chief Strategy Officer
George Reyes                44     Vice President, Corporate Controller
Joseph P. Roebuck           62     Vice President, Worldwide Sales, Computer Systems
Edward Saliba               49     Vice President, Finance, Solaris Software
Janpieter T. Scheerder      49     President, Network Storage
John C. Shoemaker           55     Vice President and General Manager, Enterprise Desktop and
                                   Server Systems, Computer Systems
Mark E. Tolliver            46     President, Consumer and Embedded
Kevin Walsh                 56     Vice President, Operations, Corporate Resources
Edward J. Zander            51     Chief Operating Officer

     Mr. McNealy is a founder of the Company and has served as Chairman of the Board, President and Chief Executive Officer since December 1984, as President and Chief Operating Officer from February 1984 to December 1984 and as Vice President of Operations from February 1982 to February 1984. Mr. McNealy has served as a Director of the Company since the incorporation of the Company in February 1982.

     Mr. Agnello has served as Vice President, Real Estate and the Workplace of the Company since March 1994. From June 1991 to March 1994 he served as President, CB Madison Advisory Group, CB Commercial Real Estate Services Inc.

     Mr. Alvares has served as Vice President, Human Resources of the Company since June 1992.

     Mr. Baratz has served as President, Java Software of the Company since April 1998 and as President, JavaSoft from January 1996 to April 1998. From August 1994 to November 1995 Mr. Baratz served as President and Chief Executive Officer of Delphi Internet Services Corp., an Internet services provider. He held various positions at IBM Corporation, including Director of Strategic Development from July 1993 to July 1994 and as a Director of High Performance Computing and Communication from January 1991 to June 1993.

     Mr. Friedman has served as President, Microelectronics of the Company since March 1998 and as Vice President, Worldwide Operations of Sun Microsystems Computer Company ("SMCC") from April 1996 to March 1998. Prior to such time, since 1989, Mr. Friedman served the Company in various positions including Vice President Supply Management, Vice President California Operations and Vice President Workstations, Servers and Graphics.

     Mr. Hambly has served as President, Enterprise Services of the Company since April 1998, as President, SunService from July 1993 to April 1998, as Vice President, Marketing of SMCC from July 1991 to July 1993, as President of Sun Microsystems Federal, Inc. from July 1988 to July 1991 and in various sales management capacities of the Company from April 1983 to July 1988, most recently as Vice President, Western Area Sales.

     Mr. Jabbar has served as President, Computer Systems of the Company since April 1998 and President of SMCC from February 1998 to April 1998. He served as Vice President and Chief Financial Officer of SMCC from June 1994 to April 1998, as Vice President, Finance and Planning, Worldwide Field Operations of SMCC from July 1992 to June 1994 and as Vice President, Finance and Administration, United States Field Operations for SMCC from July 1991 to June 1992. Mr. Jabbar served as Director, Finance Administration, United States Field Operations for the Company from October 1990 to June 1991, as Director of United States Field Market for the Company from October 1989 to October 1990, as United States Sales and Service Controller for the Company from April 1988 to October 1989 and as United States and Intercontinental Sales Controller for the Company from December 1986 to April 1988.

     Mr. Judson has served as Vice President, Finance, Worldwide Operations of the Company since May 1998. He served as SMCC Controller from May 1995 to May 1998 and as Assistant Controller for SMCC

Worldwide Field Operations from November 1993 to May 1995. Mr. Judson served as Director of Financial Planning & Analysis, Worldwide Operations of the Company from February 1992 to November 1993, as Director of Finance, Product Development of the Company from November 1989 to August 1991, as Director and Division Controller, Sun Microsystems Federal, Inc. from July 1986 to November 1989 and as Plant Controller, Cost Accounting Manager, Financial Analyst of the Company from July 1983 to July 1986.

     Mr. Lehman has served as Vice President, Corporate Resources and Chief Financial Officer of the Company since January 1998. He has served as Vice President and Chief Financial Officer from February 1994 to January 1998, as Vice President and Corporate Controller from June 1990 to February 1994, as Director of Finance and Administration of Sun Microsystems of California, Ltd. from September 1989 to June 1990, as Assistant Corporate Controller of the Company from September 1988 to August 1989 and as External Reporting Manager from August 1987 to August 1988.

     Mr. Loupe has served as Vice President, Finance and Planning, Worldwide Field Operations (WWFO), Computer Systems of the Company since May 1998. He served as Director, International Development from June 1997 to May 1998, as Director of Internal Audit from April 1994 to June 1997, as Director of Finance, Intercontinental Operations from April 1991 to April 1994 and as Vice
President -- Finance & Operations, Sitka Corporation from July 1990 to April 1991. From July 1987 to July 1990, he served as Controller, Centram Systems West.

     Mr. McFarlane has served as President, Solaris Software of the Company since April 1998. He served as Vice President, Solaris and Network Software from December 1997 to April 1998 and as Vice President, Network Software Group from May 1997 to December 1997. Mr. McFarlane served as Vice President, Technology at Northern Telecom from 1993 to 1997.

     Mr. McGowan has served as Vice President, Finance, Computer Systems of the Company since March 1998. He served as Vice President, Finance, WWFO from June 1995 to March 1998 and as Vice President, Finance, Noth American Field Operations (NAFO) from October 1992 to June 1995.

     Mr. Morris has served as Vice President, General Counsel and Secretary of the Company since October 1987.

     Mr. Murray has served as Vice President, Finance and Administration, Enterprise Services of the Company since April 1998 and as Assistant Corporate Controller from August 1996 to April 1998. He served as Director, Finance, Sun Microsystems Australia Pty. Ltd. from August 1994 to August 1996 and as Director, Finance, Sun Microsystems of California, Ltd. from April 1992 to August 1994. Mr. Murray served as Director, Internal Audit of the Company from October 1989 to April 1992 and as Manager, Internal Audit from March 1989 to October 1989.

     Mr. Page has served as Vice President, Treasurer of the Company since February 1996. Prior to that time, Mr. Page was a Partner of Ernst & Young, LLP.

     Mr. Papadopoulos has served as Vice President and Chief Technology Officer of the Company since March 1998. He served as Vice President and Chief Technology Officer of SMCC from March 1996 to March 1998, as Chief Technology Officer of SMCC from December 1995 to March 1996 and as Chief Scientist, Server Systems Engineering of the Company from September 1994 to December 1995. Mr. Papadopoulos served as Senior Architect, Thinking Machines Corporation from May 1993 to September 1994 and as Associate Professor, MIT from June 1991 to June 1995.

     Ms. Peterson has served as Vice President, Worldwide Operations, Computer Systems of the Company since April 1998. She served as Vice President, Worldwide Logistics from October 1996 to April 1998. Prior to such time, since 1989 Ms. Peterson served the Company in various positions, including Director, Worldwide Manufacturing, Director, Sun Manufacturing and Director, Business Proc.

     Mr. Pinto has served as Vice President, Sales, The Americas, Computer Systems of the Company since July 1998. He served as Vice President, NAFO of SMCC from July 1995 to July 1998, as Vice President, Northeast Area for SMCC from January 1993 to June 1995, as Metro Regional Director of the Company from June 1989 to December 1992 and as the Company's District Manager, Northeast Major OEM District from November 1988 to June 1989.

     Mr. Popov has served as Vice President, COO Staff Operations of the Company since April 1998. He served as Vice President, Finance, SunService from June 1994 to April 1998 and as Assistant Corporate Controller of the Company from January 1992 to June 1994.

     Mr. Raduchel has served as Chief Strategy Officer of the Company since January 1998. He served as Vice President, Corporate Planning and Development and as Chief Information Officer from July 1991 to January 1998, as Vice President Human Resources (acting) from July 1991 to June 1992, as Vice President and Chief Financial Officer from June 1989 to July 1991, as well as Chief Information Officer (acting) from November 1990 to July 1991 and as Vice President, Corporate Planning and Development from October 1988 to June 1989.

     Mr. Reyes has served as Vice President, Corporate Controller of the Company since April 1994. He served as Audit Director from April 1992 to March 1994, as Director of Finance for the Company's ICON operations from April 1991 to April 1992, as Assistant Controller from June 1989 to April 1991, as the Controller of the Company's General Systems Group from July 1988 to June 1989 and as the Company's Marketing Controller from March 1988 to June 1988.

     Mr. Roebuck has served as Vice President, Worldwide Sales, Computer Systems of the Company since April 1998. He served as Vice President, WWFO of SMCC from April 1992 to April 1998, as Vice President, United States Field Operations, SMCC from November 1988 to April 1992, and as Vice President of Sales for the Company from January 1986 to November 1988.

     Mr. Saliba has served as Vice President, Finance, Solaris Software of the Company since May 1998. He served as Vice President, Finance, SunSoft, Inc. from February 1996 to May 1998, as Finance Director, Sun Microelectronics from May 1994 to February 1996, as Finance Director, SMCC Worldwide Operations from May 1993 to May 1994, as Finance Director, SMCC Engineering from June 1991 to May 1993 and as Finance Manager and Director, East Coast Operations from April 1989 to June 1991.

     Mr. Scheerder has served as President, Network Storage of the Company since April 1998. He served as President, SunSoft, Inc. from August 1995 to April 1998, as Vice President, Server Products, SMCC from April 1995 to August 1995, as Vice President, Solaris Products, SunSoft, Inc. from March 1992 to April 1995 and as Director of Marketing and Programming, SunSoft, Inc. from August 1991 to March 1992.

     Mr. Shoemaker has served as Vice President, General Manager, Enterprise Desktop and Server Systems, Computer Systems of the Company since April 1998. He served as Vice President, General Manager, Enterprise Server and Storage Group, SMCC from April 1996 to April 1998, as Vice President, Worldwide Operations, SMCC from July 1993 to April 1996, as Vice President, U.S. Operations, SMCC from June 1992 to July 1993, as Vice President, Finance and Planning, Worldwide Operations of the Company (on an acting basis since July 1992) from May 1990 to July 1993, and as Vice President (acting), Materials, Worldwide Operations from October 1991 to June 1992.

     Mr. Tolliver has served as President, Consumer and Embedded of the Company since April 1998. He served as Vice President, Market Development from July 1996 to April 1998 and as Vice President, Strategy from December 1995 to July 1996. Mr. Tolliver served as Vice President, Marketing, MasPar Computer Corporation from 1991 to 1994.

     Mr. Walsh has served as Vice President, Operations, Corporate Resources of the Company since March 1998. He served as Vice President, Worldwide Operations, Finance and Planning, from February 1993 to March 1998.

     Mr. Zander has served as Chief Operating Officer of the Company since January 1998. He served as President, SMCC from February 1995 to January 1998, as President, SunSoft, Inc. from July 1991 to February 1995 and as Vice President, Corporate Marketing of the Company from October 1987 to July 1991.

                                    PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated by reference to the inside back cover of Sun's 1998 Annual Report to Stockholders. At September 15, 1998 there were 9,145 stockholders of record.

     The following is a summary of all sales of the Company's Common Stock by the Company's directors and executive officers who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, during the fiscal quarter ended June 30, 1998:

                                                                                    NUMBER OF
                          OFFICER                              DATE      PRICE     SHARES SOLD
                          -------                             -------    ------    -----------
Michael L. Popov............................................  4/28/98    $40.50      10,160
Janpieter T. Scheerder......................................  5/21/98    $41.50       4,024
                                                              5/21/98    $41.50         687

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference to the information included under the caption "Historical Financial Review" on pages 18 and 19 of Sun's 1998 Annual Report to Stockholders.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference to the information included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 through 25 of Sun's 1998 Annual Report to Stockholders.

ITEM 7A.QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk disclosures pursuant to item 7A are not material and are therefore not required.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item, is incorporated by reference to the information included under the captions "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Stockholders' Equity", "Notes to Consolidated Financial Statements" and "Report of Ernst & Young LLP, Independent Auditors" on pages 26 through 44 of Sun's 1998 Annual Report to Stockholders.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Company is incorporated by reference from the information contained under the caption "Election of Directors" in Sun's 1998 Proxy Statement for the Company's 1998 Annual Meeting of Stockholders. Information regarding current executive officers of the Registrant found under the caption "Executive Officers of the Registrant" in Part 1 hereof is also incorporated by reference into this Item 10. Information regarding
Section 16 reporting compliance is incorporated by reference from information contained under the caption "Executive Compensation -- Section 16(a) Beneficial Ownership Reporting Compliance" in Sun's 1998 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the information contained under the caption "Executive Compensation" in Sun's 1998 Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the information contained under the caption "Information Concerning Solicitation and Voting -- Record Date and Outstanding Shares" and "Security Ownership of Management" in Sun's 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the information contained under the caption "Executive Compensation -- Summary Compensation Table", "-- Certain Transactions With Management" and
"-- Employment Contracts and Change-In-Control Arrangements" in Sun's 1998 Proxy Statement.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

        1. Financial statements that are incorporated herein by reference to the following in Sun's 1998 Annual Report to Stockholders.

           Consolidated Statements of Income for each of the three years in the period ended June 30, 1998 (page 26).

           Consolidated Balance Sheets at June 30, 1998 and 1997 (page 27).

           Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 1998 (page 28).

           Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 30, 1998 (page 29).

           Notes to Consolidated Financial Statements (pages 30 through 43).

           Report of Ernst & Young LLP, Independent Auditors (page 44).

     The Company's 1998 Annual Report to Stockholders is not deemed filed as part of this report except for those parts specifically incorporated herein by reference.

          2. Financial Statement schedule:

    PAGE    SCHEDULE                               TITLE
    ----    --------                               -----
    S-1...     II       Valuation and Qualifying Accounts

     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

          3. Exhibits

     EXHIBIT
     NUMBER                              DESCRIPTION
     -------                             -----------
     3.1(11)     Registrant's Restated Certificate of Incorporation, as
                 amended February 12, 1998.
     3.2(11)     Registrant's Bylaws, as amended February 11, 1998.

     EXHIBIT
     NUMBER                              DESCRIPTION
     -------                             -----------
     4.8(12)     Second Amended and Restated Shares Rights Agreement dated as of February 11, 1998.
    10.1(1)      Technology Transfer Agreement dated February 27, 1982, for the purchase by the Registrant of certain technology for
                 cash, and related Assumption Agreement dated February 27,
                 1982.
    10.3(1)      Form of Founders' Restricted Stock Purchase Agreement.
    10.8(1)      Registration Rights Agreement dated as of November 26, 1984.
    10.8A(1)     Amendment to Registration Rights Agreement.
    10.9(2)      Registrant's 1982 Stock Option Plan, as amended, and
                 representative forms of Stock Option Agreement.
    10.10(2)     Registrant's Restricted Stock Plan, as amended, and
                 representative form of Stock Purchase Agreement.
    10.11(4)     Registrant's 1984 Employee Stock Purchase Plan, as amended.
    10.21(1)     License Agreement dated July 26, 1983, by and between
                 Registrant and The Regents of the University of California.
    10.22(1)     Software Agreement effective as of April 1, 1982 by and
                 between Registrant and American Telephone and Telegraph
                 Company, and Supplemental Agreement dated effective as of
                 May 28, 1983.
    10.48(2)     Registrant's 1987 Stock Option Plan and representative form of Stock Option Agreement.
    10.56(3)     Building Loan Agreement dated May 11, 1989, between Sun
                 Microsystems Properties, Inc. and the Toyo Trust and Banking
                 Company Limited, New York Branch and the related Promissory
                 Note; First Deed of Trust, Assignment of Leases, Rents and
                 Other Income and Security Agreement; Guaranty of Payment;
                 Guaranty of Completion (Sun Microsystems Properties, Inc.);
                 Guaranty of Completion (Sun Microsystems, Inc.; Shortfall
                 Agreement and Indemnity.
    10.64(10)    Registrant's 1988 Directors' Stock Option Plan as amended on
                 August 13, 1997.
    10.65(10)    Registrant's 1990 Employee Stock Purchase Plan, as amended on August 13, 1997.
    10.66(6)     Registrant's 1990 Long-Term Equity Incentive Plan, as
                 amended on August 15, 1996.
    10.66A(5)    Representative form of agreement to Registrant's 1990
                 Long-Term Equity Incentive Plan.
    10.74(5)     Software Distribution Agreement dated January 28, 1991 by
                 and between the Registrant and UNIX Systems Laboratories,
                 Inc.
    10.82(9)     Revolving Credit Agreement dated August 28, 1997, between
                 the Registrant; Citicorp USA, Inc.; Bank of America National
                 Trust and Savings Association; ABN AMRO Bank N.V.; The First
                 National Bank of Boston; Barclays Bank PLC; Morgan Guaranty
                 Trust Company of New York; The Fuji Bank Limited, San
                 Francisco Agency: The Toyo Trust and Banking Co. Ltd.: The
                 Sumitomo Bank, Limited; The Sakura Bank Limited, San
                 Francisco Agency; Banque Nationale de Paris; Bayerische
                 Vereinsbank AG, Los Angeles Agency; The Industrial Bank of
                 Japan, Limited, San Francisco Agency; The Bank of New York;
                 Cariplo -- Cassa Di-Risparmio Delle Provincie Lombade SPA;
                 Corestes Bank NA; The Northern Trust Company; Royal Bank Of
                 Canada; Union Bank of California, N.A.; and The Sumitomo
                 Trust Banking Co., Ltd.
    10.84        Registrant's Non-Qualified Deferred Compensation Plan, as
                 amended July 1, 1998.
    10.85(7)     Registrant's Section 162(m) Executive Officer
                 Performance-Based Bonus Plan dated August 9, 1995.
    10.87(9)     Registrant's Equity Compensation Acquisition Plan, as
                 amended on August 28, 1997.

     EXHIBIT
     NUMBER                              DESCRIPTION
     -------                             -----------
    10.89(8)     Form of Change of Control Agreement executed by each
                 corporate executive officer of Registrant.
    10.90(8)     Form of Change of Control Agreement executed by Chief
                 Executive Officer of Registrant.
    10.91(8)     Form of Vice President Change of Control Severance Plan.
    10.92(8)     Form of Director-Level Change of Control Severance Plan.
    13.0         Registrant's 1998 Annual Report to Stockholders (to be
                 deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).
    21.0         Subsidiaries of Registrant.
    23.1         Consent of Ernst & Young LLP, Independent Auditors.
    24           Power of Attorney (See pages 21-22).
    27           Financial Data Schedule.

---------------
 (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-2897), which became effective March 4, 1986.

 (2) Incorporated by reference to Exhibits 19.1, 19.3 or 19.4, filed as Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 25, 1987.

 (3) Incorporated by reference to identically numbered exhibits filed as exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989.

 (4) Incorporated by reference to Exhibit 4.1 filed as an Exhibit to Registrant's Registration Statement on Form S-8 file number 33-38220, filed with the Securities and Exchange Commission on December 14, 1990.

 (5) Incorporated by reference to identically numbered exhibits filed as exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

 (6) Incorporated by reference to identically numbered exhibits filed as exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

 (7) Incorporated by reference to identically numbered exhibits filed as exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

 (8) Incorporated by reference to identically numbered exhibits filed as exhibits to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 29, 1996.

 (9) Incorporated by reference to identically numbered exhibits filed as exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

(10) Incorporated by reference to Exhibits 4.2 and 4.1, respectively filed as exhibits to Registrant's Registration Statement on Form S-8 file number 333-40677, filed with the Securities and Exchange Commission on November 20, 1997.

(11) Incorporated by reference to identically numbered exhibits filed as exhibits to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998.

(12) Incorporated herein by reference to the Registrant's Registration Statement on Form 8-A/A Amendment No. 6 filed on February 13, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SUN MICROSYSTEMS, INC.
                                          Registrant
September 24, 1998
                                          By:     /s/ MICHAEL E. LEHMAN
                                            ------------------------------------
                                                     Michael E. Lehman
                                            Vice President, Corporate Resources
                                                and Chief Financial Officer

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

                SIGNATURE                                    TITLE                           DATE
                ---------                                    -----                           ----

           /s/ SCOTT G. MCNEALY                     Chairman of the Board of          September 24, 1998
------------------------------------------       Directors, President and Chief
            (Scott G. McNealy)                    Executive Officer (Principal
                                                       Executive Officer)

          /s/ MICHAEL E. LEHMAN                    Vice President, Corporate          September 24, 1998
------------------------------------------       Resources and Chief Financial
           (Michael E. Lehman)                    Officer (Principal Financial
                                                            Officer)

             /s/ GEORGE REYES                     Vice President and Corporate        September 24, 1998
------------------------------------------      Controller (Principal Accounting
              (George Reyes)                                Officer)

            /s/ L. JOHN DOERR                               Director                  September 24, 1998
------------------------------------------
             (L. John Doerr)

           /s/ JUDITH L. ESTRIN                             Director                  September 24, 1998
------------------------------------------
            (Judith L. Estrin)

           /s/ ROBERT J. FISHER                             Director                  September 24, 1998
------------------------------------------
            (Robert J. Fisher)

                SIGNATURE                                    TITLE                           DATE
                ---------                                    -----                           ----
            /s/ ROBERT L. LONG                              Director                  September 24, 1998
------------------------------------------
             (Robert L. Long)

          /s/ M. KENNETH OSHMAN                             Director                  September 24, 1998
------------------------------------------
           (M. Kenneth Oshman)

          /s/ A. MICHAEL SPENCE                             Director                  September 24, 1998
------------------------------------------
           (A. Michael Spence)

                                                                     SCHEDULE II

                             SUN MICROSYSTEMS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                       BALANCE AT   CHARGED TO                BALANCE AT
                                                       BEGINNING    COSTS AND    DEDUCTION/     END OF
                     DESCRIPTION                       OF PERIOD     EXPENSES    WRITE-OFF      PERIOD
                     -----------                       ----------   ----------   ----------   ----------
Year ended June 30, 1996:
  Accounts receivable allowances.....................   $ 99,607     $195,840     $194,717     $100,730
                                                        ========     ========     ========     ========
Year ended June 30, 1997:
  Accounts receivable allowances.....................   $100,730     $273,959     $178,598     $196,091
                                                        ========     ========     ========     ========
Year ended June 30, 1998:
  Accounts receivable allowances.....................   $196,091     $345,071     $305,599     $235,563
                                                        ========     ========     ========     ========

                                    EXHIBITS

     EXHIBIT
     NUMBER                              DESCRIPTION
     -------                             -----------
     3.1(11)     Registrant's Restated Certificate of Incorporation, as
                 amended February 12, 1998.
     3.2(11)     Registrant's Bylaws, as amended February 11, 1998.
     4.8(12)     Second Amended and Restated Shares Rights Agreement dated as of February 11, 1998.
    10.1(1)      Technology Transfer Agreement dated February 27, 1982, for the purchase by the Registrant of certain technology for
                 cash, and related Assumption Agreement dated February 27,
                 1982.
    10.3(1)      Form of Founders' Restricted Stock Purchase Agreement.
    10.8(1)      Registration Rights Agreement dated as of November 26, 1984.
    10.8A(1)     Amendment to Registration Rights Agreement.
    10.9(2)      Registrant's 1982 Stock Option Plan, as amended, and
                 representative forms of Stock Option Agreement.
    10.10(2)     Registrant's Restricted Stock Plan, as amended, and
                 representative form of Stock Purchase Agreement.
    10.11(4)     Registrant's 1984 Employee Stock Purchase Plan, as amended.
    10.21(1)     License Agreement dated July 26, 1983, by and between
                 Registrant and The Regents of the University of California.
    10.22(1)     Software Agreement effective as of April 1, 1982 by and
                 between Registrant and American Telephone and Telegraph
                 Company, and Supplemental Agreement dated effective as of
                 May 28, 1983.
    10.48(2)     Registrant's 1987 Stock Option Plan and representative form of Stock Option Agreement.
    10.56(3)     Building Loan Agreement dated May 11, 1989, between Sun
                 Microsystems Properties, Inc. and the Toyo Trust and Banking
                 Company Limited, New York Branch and the related Promissory
                 Note; First Deed of Trust, Assignment of Leases, Rents and
                 Other Income and Security Agreement; Guaranty of Payment;
                 Guaranty of Completion (Sun Microsystems Properties, Inc.);
                 Guaranty of Completion (Sun Microsystems, Inc.; Shortfall
                 Agreement and Indemnity.
    10.64(10)    Registrant's 1988 Directors' Stock Option Plan as amended on
                 August 13, 1997.
    10.65(10)    Registrant's 1990 Employee Stock Purchase Plan, as amended on August 13, 1997.
    10.66(6)     Registrant's 1990 Long-Term Equity Incentive Plan, as
                 amended on August 15, 1996.
    10.66A(5)    Representative form of agreement to Registrant's 1990
                 Long-Term Equity Incentive Plan.
    10.74(5)     Software Distribution Agreement dated January 28, 1991 by
                 and between the Registrant and UNIX Systems Laboratories,
                 Inc.
    10.82(9)     Revolving Credit Agreement dated August 28, 1997, between
                 the Registrant; Citicorp USA, Inc.; Bank of America National
                 Trust and Savings Association; ABN AMRO Bank N.V.; The First
                 National Bank of Boston; Barclays Bank PLC; Morgan Guaranty
                 Trust Company of New York; The Fuji Bank Limited, San
                 Francisco Agency: The Toyo Trust and Banking Co. Ltd.: The
                 Sumitomo Bank, Limited; The Sakura Bank Limited, San
                 Francisco Agency; Banque Nationale de Paris; Bayerische
                 Vereinsbank AG, Los Angeles Agency; The Industrial Bank of
                 Japan, Limited, San Francisco Agency; The Bank of New York;
                 Cariplo -- Cassa Di-Risparmio Delle Provincie Lombade SPA;
                 Corestes Bank NA; The Northern Trust Company; Royal Bank Of
                 Canada; Union Bank of California, N.A.; and The Sumitomo
                 Trust Banking Co., Ltd.
    10.84        Registrant's Non-Qualified Deferred Compensation Plan, as
                 amended July 1, 1998.

     EXHIBIT
     NUMBER                              DESCRIPTION
     -------                             -----------
    10.85(7)     Registrant's Section 162(m) Executive Officer
                 Performance-Based Bonus Plan dated August 9, 1995.
    10.87(9)     Registrant's Equity Compensation Acquisition Plan, as
                 amended on August 28, 1997.
    10.89(8)     Form of Change of Control Agreement executed by each
                 corporate executive officer of Registrant.
    10.90(8)     Form of Change of Control Agreement executed by Chief
                 Executive Officer of Registrant.
    10.91(8)     Form of Vice President Change of Control Severance Plan.
    10.92(8)     Form of Director-Level Change of Control Severance Plan.
    13.0         Registrant's 1998 Annual Report to Stockholders (to be
                 deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).
    21.0         Subsidiaries of Registrant.
    23.1         Consent of Ernst & Young LLP, Independent Auditors.
    24           Power of Attorney (See pages 21-22).
    27           Financial Data Schedule.

---------------
 (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-2897), which became effective March 4, 1986.

 (2) Incorporated by reference to Exhibits 19.1, 19.3 or 19.4, filed as Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 25, 1987.

 (3) Incorporated by reference to identically numbered exhibits filed as exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989.

 (4) Incorporated by reference to Exhibit 4.1 filed as an Exhibit to Registrant's Registration Statement on Form S-8 file number 33-38220, filed with the Securities and Exchange Commission on December 14, 1990.

 (5) Incorporated by reference to identically numbered exhibits filed as exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

 (6) Incorporated by reference to identically numbered exhibits filed as exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

 (7) Incorporated by reference to identically numbered exhibits filed as exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

 (8) Incorporated by reference to identically numbered exhibits filed as exhibits to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 29, 1996.

 (9) Incorporated by reference to identically numbered exhibits filed as exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

(10) Incorporated by reference to Exhibits 4.2 and 4.1, respectively filed as exhibits to Registrant's Registration Statement on Form S-8 file number 333-40677, filed with the Securities and Exchange Commission on November 20, 1997.

(11) Incorporated by reference to identically numbered exhibits filed as exhibits to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998.

(12) Incorporated herein by reference to the Registrant's Registration Statement on Form 8-A/A Amendment No. 6 filed on February 13, 1998.