Form 10-Q
period 1998-09-27
SUN MICROSYSTEMS INC
filed 1998-11-10
CIK 709519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 27, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______

                         Commission file number:0-15086

                             SUN MICROSYSTEMS, INC.
             (Exact Name of registrant as specified in its charter)

              DELAWARE                                94-2805249
    (State or other jurisdiction                   (I.R.S. Employer
   of incorporation or organization)             Identification No.)


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

                                 YES [ ] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

             CLASS                             OUTSTANDING AT SEPTEMBER 27, 1998
 Common Stock - $0.00067 par value                         380,586,074

                                      INDEX




                                                                              PAGE
                                                                              ----
COVER PAGE                                                                     1

INDEX                                                                          2

PART I - FINANCIAL INFORMATION

       Item 1 - Financial Statements
                Condensed Consolidated Balance Sheets                          3
                Condensed Consolidated Statements of Income                    4
                Condensed Consolidated Statements of Cash Flows                5
                Notes to Condensed Consolidated Financial Statements           7

       Item 2 - Management's Discussion and Analysis of
                Results of Operations and Financial Condition                 10

PART II - OTHER INFORMATION
       Item 1 - Legal Proceedings                                             21
       Item 5 - Other Information                                             21
       Item 6 - Exhibits and Reports on Form 8 - K                            22
       Item 7A - Quantitative and Qualitative Disclosures about
                 Market Risk                                                  22
SIGNATURES                                                                    23

                         PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

                             SUN MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                     September 27,           June 30,
                                                         1998                 1998
                                                     -----------           -----------
                                                     (unaudited)
ASSETS
Current assets:
       Cash and cash equivalents                     $   755,364           $   822,267
       Short-term investments                            683,783               476,185
       Accounts receivable, net                        1,770,240             1,845,765
       Inventories                                       384,385               346,446
       Deferred tax assets                               373,405               371,841
       Other current assets                              356,901               285,021
                                                     -----------           -----------
            Total current assets                       4,324,078             4,147,525
Property, plant and equipment, at cost                 2,459,942             2,257,228
Accumulated depreciation and amortization             (1,060,166)             (956,616)
                                                     -----------           -----------
                                                       1,399,776             1,300,612
Other assets, net                                        332,806               262,925
                                                     -----------           -----------
                                                     $ 6,056,660           $ 5,711,062
                                                     ===========           ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Short-term borrowings                         $     1,990           $     7,169
       Accounts payable                                  554,603               495,603
       Accrued liabilities                             1,159,580             1,166,491
       Income taxes payable                              199,371               188,641
       Other current liabilities                         273,092               264,967
                                                     -----------           -----------
            Total current liabilities                  2,188,636             2,122,871
Deferred income taxes and other obligations               91,105                74,563
Total stockholders' equity                             3,776,919             3,513,628
                                                     -----------           -----------
                                                     $ 6,056,660           $ 5,711,062
                                                     ===========           ===========



                             See accompanying notes

                             SUN MICROSYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                         Three Months Ended
                                                    ------------------------------
                                                    September 27,       September 28,
                                                       1998                1997
                                                    ----------          ----------
Net revenues:
       Products                                     $2,156,118          $1,847,888
       Services                                        335,066             250,716
                                                    ----------          ----------
 Total net revenues                                  2,491,184           2,098,604
                                                    ----------          ----------

Cost and expenses:
       Cost of sales-products                          988,237             861,327
       Cost of sales-services                          228,100             166,107
       Research and development                        283,280             222,618
       Selling, general and administrative             711,588             615,493
       Purchased in-process research and
            development                                 80,000              52,184
                                                    ----------          ----------

           Total costs and expenses                  2,291,205           1,917,729
                                                    ----------          ----------
Operating income                                       199,979             180,875
Interest income, net                                    15,355              10,571
                                                    ----------          ----------
Income before income taxes                             215,334             191,446
Provision for income taxes                             101,460              83,013
                                                    ----------          ----------

Net income                                          $  113,874          $  108,433
                                                    ==========          ==========

Net income per common share - basic                 $     0.30          $     0.29
                                                    ==========          ==========
Net income per common share - diluted               $     0.29          $     0.27
                                                    ==========          ==========

Shares used in the calculation
       of net income per share - basic                 377,218             372,062
                                                    ==========          ==========
Shares used in the calculation
       of net income per share - diluted               397,602             395,099
                                                    ==========          ==========



                             See accompanying notes.

                             SUN MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                             Three Months Ended
                                                                       -----------------------------
                                                                       September 27,       September 28,
                                                                         1998                1997
                                                                       ---------           ---------
Cash flows from operating activities:
       Net income                                                      $ 113,874           $ 108,433
       Adjustments to reconcile net income
                to operating cash flows:
                Depreciation and amortization                            161,595              86,803
                Tax benefit of options exercised                          42,083              56,626
                Purchased in-process research and development             80,000              52,184
                Net decrease in accounts receivable                       79,241             215,814
                Net increase in inventories                              (37,939)            (28,890)
                Net increase (decrease) in accounts payable               58,039             (40,510)
                Net increase in other current
                         and non-current assets                          (86,389)            (61,277)
                Net decrease in other current
                         and non-current liabilities                      (5,472)           (164,839)
                                                                       ---------           ---------
Net cash provided from operating activities                              405,032             224,344
                                                                       ---------           ---------
Cash flows from investing activities:
       Acquisition of property, plant and equipment                     (210,305)           (161,817)
       Acquisition of spare parts and other assets                       (34,661)            (33,962)
       Payments for acquisitions, net of cash acquired                     5,437             (55,200)
       Acquisition of short-term investments                            (448,929)           (211,042)
       Sale of short-term investments                                    118,945             101,146
       Maturities of short-term investments                              108,263              89,128
                                                                       ---------           ---------
Net cash used by investing activities                                   (461,250)           (271,747)
                                                                       ---------           ---------
Cash flows from financing activities:
       Issuance of common stock, net                                      51,364              31,594
       Acquisition of treasury stock                                     (72,756)            (79,745)
       Proceeds from employee stock purchase plans                        25,156              23,204
       Net reduction of deferred taxes, short-term borrowings
        and other obligations                                            (14,449)            (73,975)
                                                                       ---------           ---------
Net cash used by financing activities                                    (10,685)            (98,922)
                                                                       ---------           ---------
Net decrease in cash and cash equivalents                                (66,903)           (146,325)
                                                                       ---------           ---------
Cash and cash equivalents, beginning of period                           822,267             660,170
                                                                       ---------           ---------
Cash and cash equivalents, end of period                               $ 755,364           $ 513,845
                                                                       =========           =========

                             SUN MICROSYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (unaudited)
                                 (in thousands)

                                                                      Three Months Ended
                                                                 --------------------------
                                                               September 27,     September 28,
                                                                   1998              1997
                                                                 --------          --------
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                                  $    168          $    160
       Income taxes                                              $ 42,745          $ 29,411
Supplemental schedule of non-cash investing activities:
   Stock issued in conjunction with an acquisition               $140,804
   Fair value of assets acquired                                                   $ 60,549
   Cash paid for assets                                                              55,443
   Liabilities assumed                                                             $  5,106



                             See accompanying notes.

                             SUN MICROSYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Sun Microsystems, Inc. ("Sun" or the "Company") and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. Certain amounts from prior years have been reclassified to conform to current year presentation.

         While the quarterly financial information is unaudited, the financial statements included in this report reflect all adjustments (consisting of normal recurring accruals) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for the interim periods are not necessarily indicative of the results for the entire year. The information included in this report should be read in conjunction with the 1998 Annual Report to Stockholders which is incorporated by reference in the Company's 1998 Form 10-K .

INVENTORIES (IN THOUSANDS)

                    September 27, 1998   June 30, 1998
                    ------------------   -------------
Raw materials            $124,959          $ 92,197

Work in process            23,148            58,765

Finished goods            236,278           195,484
                         --------          --------

                         $384,385          $346,446
                         ========          ========


INCOME TAXES

The Company accounts for income taxes under the liability method of Statement of Financial Accounting Standards No. 109. The provision for income taxes during the interim periods considers anticipated annual income before taxes, earnings of foreign subsidiaries permanently invested in foreign operations, and other differences.

RECENT PRONOUNCEMENTS

 The Company adopted SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" effective July 1, 1998. The adoption of SOP 98-1 did not have a material effect on the Company's consolidated financial position or operating results.

In June 1998, Financial Accounting Standard No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities" was issued and is effective for all fiscal years beginning after June 15, 1999. FAS 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company is evaluating its expected adoption date and currently expects to comply with the requirements of FAS 133 in fiscal year 2000. The Company does not expect the adoption will be material to the Company's financial position or results of operations.

COMPREHENSIVE NET INCOME

As of July 1, 1998, the Company adopted Financial Accounting Standards No. 130 ("FAS 130") , "Reporting Comprehensive Income." FAS 130 establishes new rules for the reporting and display of comprehensive net income and its components, however, it has no impact on the Company's net income or stockholders' equity. FAS 130 requires foreign currency translation adjustments and changes in fair value for available for sale securities, which prior to adoption were reported in stockholders' equity, to be included in comprehensive income.

The components of comprehensive net income, net of tax, are as follows:

                                                         Three Months Ended
                                                         ------------------
                                                   September 27,       September 28,
                                                       1998                1997
                                                     ---------           ---------
Net income                                           $ 113,874           $ 108,433
Unrealized gain (loss) on securities                   (14,124)                186
Change in cumulative translation adjustment                242              (9,137)
                                                     ---------           ---------
Comprehensive net income                             $  99,992           $  99,482
                                                     =========           =========

ACQUISITION

On August 28, 1998, the Company acquired all of the outstanding capital stock of NetDynamics, Inc. ("NetDynamics") by means of a merger transaction pursuant to which all the shares of NetDynamics capital stock were converted into the right to receive shares of Sun common stock based upon an agreed-upon exchange ratio which was calculated using an agreed-upon average market price for Sun common stock. The Company issued 2,746,785 shares of Sun common stock (with a fair market value of $48.26875 per share) as the consideration for the acquisition. The transaction was accounted for as a purchase and the excess purchase price over the estimated fair value of net tangible assets has been allocated to various intangible assets, primarily consisting of developed technology ($20 million), goodwill ($36.2 million), customer base ($10 million) and assembled workforce ($2 million). In addition to the intangible assets acquired, the Company recorded an $80 million charge, representing the write-off of in-process research and development ("IPRD").

For financial reporting purposes, the Company is required to determine the fair value of all identified intangible assets and expense the fair value associated with IPRD for which there is no alternative future use. The allocation of $80 million of the purchase price to IPRD projects represents the estimated fair value based on risk adjusted cash flows related to incomplete projects. The Company believes that such fair value does not exceed the amount a third party would pay for it. At the date of the acquisition the projects associated with the IPRD effort had not yet reached technological feasibility and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed.

In making its purchase price allocation, the Company relied upon an independent third-party valuation which gave consideration to present value calculations of income, an analysis of project accomplishments and completion costs, an assessment of overall contribution, as well as project risk. The value assigned to IPRD was determined by estimating the costs to develop the purchased in-process technology into a commercially viable product, estimating the resulting net cash flows from the project, excluding the cash flows related to the portion of the project that was incomplete at the acquisition date, and discounting the resulting net cash flows to their present value. These forecasts were based upon future discounted cash flows, taking into account the state of development of the in-process project, the cost to complete that project, the expected income stream, the life cycle of the product ultimately developed, and the associated risks. Projected future net cash flows attributable to the in-process technology, assuming successful development of such technologies, were discounted to their present value using a discount rate which was derived based on the Company's estimated weighted average cost of capital plus a risk premium to account for the inherent uncertainty surrounding the successful completion of the project and the estimated cash flows.

 The value of developed technology was based upon future discounted cash flows related to the existing product's projected income stream. The value of the customer base was determined based upon the value of existing relationships and the expected revenue stream. The value of the assembled workforce was based upon the cost to replace that workforce. Intangible assets, including goodwill, are being amortized over their estimated useful lives, generally two to five years.

The results of operations of NetDynamics from the date of acquisition through September 27, 1998 are included in the Company's consolidated statement of income and were not material to the Company.

SUBSEQUENT EVENTS

On September 28, 1998 the Company acquired all of the outstanding capital stock of i-Planet, Inc. ("i-Planet") by means of a merger transaction pursuant to which all the shares of i-Planet capital stock were converted into the right to receive cash. The transaction will be accounted for as a purchase, and the purchase price will be allocated to tangible and intangible assets and in-process research and development based upon an independent third-party valuation.

On October 15, 1998, the Company acquired all of the outstanding capital stock of Beduin Communications, Inc. ("Beduin") by means of a share purchase transaction pursuant to which all the shares of Beduin capital stock were converted into the right to receive cash. The transaction will be accounted for as a purchase, and the purchase price will be allocated to tangible and intangible assets and in-process research and development based upon an independent third-party valuation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                  OPERATIONS AND FINANCIAL CONDITION

The following table sets forth items from the Condensed Consolidated Statements of Income as a percentage of total net revenues:

                                              Three Months Ended,
                                              -------------------
                                          September 27,   September 28,
                                             1998            1997
                                             -----           -----
Net revenues:
         Products                             86.5%           88.1%
         Services                             13.5            11.9
                                             -----           -----
Total net revenues                           100.0           100.0
                                             -----           -----

Cost of sales:
         Products                             39.7            41.0
         Services                              9.1             8.0
                                             -----           -----
Total cost of sales                           48.8            49.0
                                             -----           -----
         Gross margin                         51.2            51.0
Research and development                      11.4            10.6
Selling, general and administrative           28.6            29.3
Purchased in-process research and
         development                           3.2             2.5
                                             -----           -----
Operating income                               8.0             8.6
Interest income, net                           0.6             0.5
                                             -----           -----
Income before income taxes                     8.6             9.1
Provision for income taxes                     4.1             3.9
                                             -----           -----

         Net income                            4.5%            5.2%
                                             =====           =====

The following sections contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below, specifically those contained in "Future Operating Results" identify important factors that could cause actual results over the next few quarters to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for the Company's products, adverse business conditions, decreased or lack of growth in the computing industry, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, risks associated with foreign operations (including the downturn of economic trends and unfavorable currency movements in the Asia Pacific marketplace), risks associated with the Company's efforts to comply with Year 2000 requirements, risks associated with implementation of the Company's new business practices, processes and information systems, and other factors, including those listed below. Other facts that may affect such results and financial condition are set forth in the Company's 1998 Annual Report to Stockholders which is incorporated by reference in the Company's Form 10-K.

RESULTS OF OPERATIONS

NET REVENUES

Net revenues were $2,491.2 million for the first quarter of fiscal 1999, representing an increase of 18.7% over the corresponding period of fiscal 1998.

Sun's products net revenues increased by $308.2 million or 16.7% to $2,156.1 million over the corresponding period of fiscal 1998. The growth in products revenues resulted primarily from strong demand for workgroup, enterprise and departmental servers and to lesser extent, the Company's storage products. Sun's net revenues from services increased $84.3 million or 33.6% over the corresponding period of fiscal 1998. The increase in services revenues is primarily the result of a larger installed product base due to increased product unit sales, as well as increased revenues associated with Sun's professional and educational services.

Domestic net revenues increased by 20.3% while international net revenues (including United States exports) grew 17.0% in the first quarter of fiscal 1999 compared with the corresponding period of fiscal 1998. In US dollars, European net revenues increased 36.9%, Rest of World (ROW) net revenues increased 15.2%, and Japanese net revenues decreased 20.1%, in the first quarter of fiscal 1999 when compared with the corresponding period of fiscal 1998. The increases in Europe and the ROW are due primarily to continued market acceptance of Sun's network computing products and services in the United Kingdom, Germany, France and Latin America. The Company attributes the decrease in Japanese revenues to current macroeconomic trends affecting the Japanese market, including currency movements against the U.S. dollar. The Company does not expect these trends to change materially in the near term. The foregoing is a forward-looking statement that is subject to risks and uncertainties, and actual results may differ materially from those set forth in such statement as the result of a number of factors. In particular, if the economic trends in Japan significantly worsen in a quarter or decline over an extended period of time, the Company's results from operations and cash flows would be adversely affected.

A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. As a result, the Company's results could be significantly adversely affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets in which the Company distributes its products. The Company is primarily exposed to changes in exchange rates on the Japanese yen, British pound sterling, French franc and German mark. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales decreases. When the U.S. dollar weakens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Overall the Company is a net receiver of currencies other than the U.S. dollar and, as such, benefits from a weaker dollar, and is adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect the Company's consolidated sales and gross margins as expressed in U.S. dollars.

To mitigate the short-term effect of changes in currency exchange rates on the Company's non-US dollar-based sales, product procurement, and operating expenses, the Company regularly hedges its net non-U.S. dollar-based exposures by entering into foreign exchange forward and option contracts to hedge transactions. Currently, hedge contracts do not extend beyond three months. Given the short-term nature of the Company's foreign exchange forward and options contracts, the Company's exposure to risk associated with currency market movement on these instruments is not material.

GROSS MARGIN

Total gross margin was 51.2% for the first quarter of fiscal 1999, compared with 51.0% for the corresponding period of fiscal 1998.

Products gross margin was 54.2% in the first quarter of fiscal 1999 compared with 53.4% for the corresponding period of fiscal 1998. The modest increase in the products gross margin reflects the effects of increased volumes of higher margin servers, partially offset by lower margin low-end workstations. Services gross margin was 31.9% in the first quarter of fiscal 1999 compared with 33.7% for the corresponding period of fiscal 1998. The decrease in services gross margin reflects the increased investment by the Company in its services business.

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

RESEARCH AND DEVELOPMENT

Research and development (R&D) expenses increased to $283.3 million in the first quarter of fiscal 1999, compared with $222.6 million for the corresponding period of fiscal 1998. As a percentage of net revenues, R&D expenses increased to 11.4% for the first quarter of fiscal 1999 compared with 10.6% in the corresponding period of fiscal 1998. Both the dollar and percentage increase in R&D expenses in the first quarter of fiscal 1999 over the corresponding period in fiscal 1998 primarily reflects increased expenditures focused on the development of hardware and software products which utilize the Java architecture and new server and storage products. The remaining increase in R&D expenses is due primarily to continued development of ULTRASparc systems, further development of products acquired through acquisitions, and increased compensation due primarily to higher levels of R&D staffing. The increase in research and development expenses reflects the Company's belief that to maintain its competitive position in a market characterized by rapid rates of technological advancement, the Company must continue to invest significant resources in new systems, software products and microprocessor development, as well as enhancements to existing products. The Company currently expects the level of R&D expenses to be in the range of 10 to 11% of revenue for fiscal 1999.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses increased to $711.6 million in the first quarter of fiscal 1999 compared with $615.5 million for the same period of fiscal 1998. As a percentage of net revenues, SG&A expenses decreased to 28.6% in the first quarter of fiscal 1999 from 29.3% in the corresponding period of fiscal 1998. Overall SG&A spending increased by approximately $96 million or 15.6% in the first quarter of fiscal 1999 in comparison with the same period of fiscal 1998. The dollar increase in fiscal 1999 is primarily attributable to increased compensation resulting from higher levels of headcount, principally in the sales organization, annual salary adjustments and marketing costs related to promotional programs. The dollar increase also reflects investments aimed at improving Sun's own business processes. The Company expects to continue to hire personnel, although at a lower rate than in fiscal 1998, to further expand its demand creation programs and support organizations.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

On August 28, 1998, the Company acquired all of the outstanding capital stock of NetDynamics, Inc. ("NetDynamics") by means of a merger transaction pursuant to which all the shares of NetDynamics capital stock were converted into the right to receive shares of Sun common stock based upon an agreed-upon exchange ratio which was calculated using an agreed-upon average market price for Sun common stock. The Company issued 2,746,785 shares of Sun common stock (with a fair market value of $48.26875 per share) as the consideration for the acquisition. The transaction was accounted for as a purchase and the excess purchase price over the estimated fair value of net tangible assets has been allocated to various intangible assets, primarily consisting of developed technology ($20 million), goodwill ($36.2 million), customer base ($10 million) and assembled workforce ($2 million). In addition to the intangible assets acquired, the Company recorded an $80 million charge, representing the write-off of in-process research and development (IPRD).

The allocation of $80 million of the purchase price to IPRD projects represents the estimated fair value based on risk adjusted cash flows related to incomplete projects. The Company believes that such fair value is reasonable and does not exceed the amount a third party would pay for it. At the date of the acquisition the projects associated with the IPRD effort had not yet reached technological feasibility and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed.

At the acquisition date, NetDynamics was conducting development, engineering, and testing activities associated with the completion of a new enterprise application platform product scheduled to be released in mid calendar 1999. It is anticipated that his new product offering ("New Product Offering") will employ a new server-side component model, based on the Enterprise Java Beans ("EJB") architecture, which will allow business logic to reside in the middle tier of the enterprise computing model independent of the client presentation layer and independent of legacy and database systems. This architecture is significantly different than the business logic architecture in NetDynamics' existing product offering which is tightly integrated with the presentation interface. The EJB architecture will allow for the development of more robust and scaleable applications, better connectivity to a wide variety of data sources, and a more-industry standard interface through the use of Java enterprise application programming interfaces. Other new features include significant security enhancements and performance improvements and the addition of new platform adaptor components.

At the acquisition date, NetDynamics was in mid-stages of development and substantial progress had been made in the areas of specifications, design, and implementation. Remaining efforts necessary to complete the New Product Offering relate primarily to coding, testing, and addressing additional implementation issues. The Company anticipates that the New Product Offering will be complete by the end of the Company's fiscal year ending June 30, 1999, after which the Company expects to begin generating economic benefits from the value of the completed development associated with the IPRD. Expenditures to complete the New Product Offering are expected to total approximately $5.7 million in fiscal 1999.

An independent third-party valuation which utilized forecasts of future results that management believes are likely to occur was the basis for assigning value to IPRD. The value assigned to IPRD was determined by estimating the costs to develop the purchased in-process technology into a commercially viable product, estimating the resulting net cash flows from the project, excluding the cash flows related to the portion of the project that was incomplete at the acquisition date, and discounting the resulting net cash flows to their present value. These forecasts were based upon future discounted cash flows, taking into account the state of development of the in-process project, the cost to complete that project, the expected income stream, the life cycle of the product ultimately developed, and the risks associated with successful development and commercialization of the project. Projected future net cash flows attributable to the in-process technology, assuming successful development of such technologies, were discounted to their present value using a discount rate which was derived based on the Company's estimated weighted average cost of capital plus a risk premium to account for the inherent uncertainty surrounding the successful completion of the project and the estimated cash flows. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Management expects to continue its development of these efforts and believes that there is a reasonable chance of successfully completing such development. However, there is risk associated with the completion of the in-process projects and there can be no assurance that any project will meet with either technological or commercial success. Failure to successfully develop and commercialize these in-process projects would result in the loss of the expected economic return inherent in the fair value allocation. The foregoing statements in this paragraph and the preceding two paragraphs are forward-looking statements that are subject to risks and uncertainties, and actual results may differ materially from those set forth in such statements as the result of a number of factors.

Purchased in-process research and development of $52.2 million in the first quarter of fiscal 1998 represents the write-off of purchased in-process research and development associated with the Company's acquisitions of Diba, Inc. and Integrity Arts, Inc.

INTEREST INCOME, NET

Net interest income was $15.4 million for the first quarter of fiscal 1999, compared with $10.6 million in net interest income for the corresponding period in fiscal 1999. The increase in 1999 is primarily the result of higher interest earnings due to a larger average portfolio of cash and short-term investments.

INCOME TAXES

The Company's effective income tax rate for the first quarter of fiscal 1999 was 33% before a $30.4 million tax charge resulting from a non-recurring write-off of in-process research and development associated with the acquisition of NetDynamics Inc. The effective income tax rate for the first quarter of fiscal 1998 was 33% before a $19.8 million tax charge resulting from a non-recurring write-off of in-process research and development associated with the acquisitions of Diba Inc. and Integrity Arts, Inc. The Company currently expects its effective tax rate to remain at 33% for the remainder of fiscal 1999, exclusive of any acquisition- related charges.

FUTURE OPERATING RESULTS

COMPETITION

The markets for Sun's products and services are intensely competitive and subject to continuous, rapid technological change, short product life cycles and frequent product performance improvements and price reductions. Due to the breadth of the Company's product lines and the scalability of its products and network computing model, Sun competes in many segments of the network computing market across a broad spectrum of customers. The Company expects the markets for its products, technologies, and services, as well as its competitors within such markets, will continue to change as the rightsizing trend shifts customer buying patterns to network-based systems which often employ solutions from multiple vendors. Competition in these markets will also continue to intensify as Sun and its competitors, principally Hewlett-Packard Company, International Business Machines Corporation, Compaq Computer Corporation, and Silicon Graphics, Inc., aggressively position themselves to benefit from this shifting of customer buying patterns and demand. The Company is also facing competition from certain systems manufacturers, including Dell Computer Corporation and certain of its competitors listed above, whose products are based on microprocessors from Intel Corporation coupled with Windows NT operating system software from Microsoft Corporation. These products demonstrate the viability of certain networked personal computer solutions and have increased the competitive pressure, particularly in the Company's workstation and lower-end server product lines. Finally, the timing of introductions of new products and services by Sun's competitors may negatively impact the future operating results of the Company, particularly when such introductions occur in periods leading up to the Company's introduction of its own new enhanced products. The Company expects this pressure to continue and intensify throughout fiscal 1999. While many other technical, service and support capabilities affect a customer's buying decision, the Company's future operating results will depend, in part, on its ability to compete with these technologies.

PRODUCT DEVELOPMENT

The Company's future operating results will depend to a considerable extent on its ability to rapidly and continuously develop, introduce, and deliver in quantity new systems, software, and service products, as well as new microprocessor technologies, that offer its customers enhanced performance at competitive prices. The development of new high-performance computer products, such as the Company's recent development of the UltraSPARC microprocessor is a complex and uncertain process requiring high levels of innovation from the Company's designers and suppliers, as well as accurate anticipation of customer requirements and technological trends. Once a hardware product is developed, the Company must rapidly bring such products to volume manufacturing, a process that requires accurate forecasting of volumes, mix of products and configurations, among other things, in order to achieve acceptable yields and costs. Future operating results will depend to a considerable extent on the Company's ability to closely manage product introductions in order to minimize unfavorable patterns of customer orders, to reduce levels of older inventory and to ensure that adequate supplies of new products can be delivered to meet customer demand. The ability of the Company to match supply and demand is further complicated by the Company's need to adjust prices to reflect changing competitive market conditions as well as the variability and timing of customer orders with respect to the Company's older products. As a result, the Company's operating results could be materially adversely affected if the Company is not able to correctly anticipate the level of demand for the mix of products. Because the Company is continuously engaged in this product development, introduction, and transition process, its operating results may be subject to considerable fluctuation, particularly when measured on a quarterly basis.

MANUFACTURING AND SUPPLY

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

SALES, DISTRIBUTION AND MARKETING

Generally, the computer systems sold by Sun, such as products based on UltraSPARC processors, are the result of hardware and software development, such that delays in the software development can delay the ability of the Company to ship new hardware products. In addition, adoption of a new release of an operating system may require effort on the part of the customer and porting by software vendors providing applications. As a result, the timing of conversion to a new release is inherently unpredictable. Moreover, delays by customers in adopting a new release of an operating system can limit the acceptability of hardware products tied to that release. Such delays could materially adversely affect the future operating results of the Company.

A significant portion of the Company's revenues is derived from international sales and is therefore subject to inherent risks related thereto, including the general economic and political conditions in each country, currency exchange rate fluctuations, the effect of the tax structures of various jurisdictions, changes to and compliance with a variety of foreign laws and regulations, trade protection measures and import and export licensing requirements. There can be no assurance that the economic crisis and currency issues currently being experienced in certain parts of Asia will not have an adverse effect on the Company's revenue or revenue growth rates in the future. The impact of any of the foregoing factors could have a material adverse effect on the Company's future financial condition and operating results.

Seasonality also affects the Company's operating results, particularly in the first and third quarter of each fiscal year. In addition, the Company's operating expenses are increasing as the Company continues to expand its operations, and future operating results will be adversely affected if revenues do not increase accordingly. Additionally, the Company plans to continue to evaluate and, when appropriate, make acquisitions of complementary technologies, products or businesses. As part of this process, the Company will continue to evaluate the changing value of its assets, and when necessary, make adjustments thereto. Acquisitions may involve amortization of acquired intangible assets in periods following such acquisitions. In addition, acquisition transactions are accompanied by a number of risks, including, among other things, those associated with integrating operations, personnel, and technologies acquired, and the potential for unknown liabilities of the acquired business.

One customer accounted for more than 10% of revenues in fiscal 1998. Any termination by a significant customer of its relationship with the Company or material reduction in the amount of business such a customer does with the Company could materially adversely effect the Company's business, financial condition or operating results.

BUSINESS PRACTICES, PROCESSES AND INFORMATION SYSTEMS

In order to remain competitive in a rapidly changing industry, the Company is continually improving and changing its business practices, processes, and information systems. In this regard, the Company has begun to implement a number of new business practices and a series of related information systems across the enterprise that affect numerous operational and financial systems and processes. Such activities are expected to be fully operational by the end of the second fiscal quarter. The time period in which the new business practices and related information systems will be fully implemented are forward-looking statements subject to risks and uncertainties, and actual results may differ materially from those set forth above as a result of a number of risk factors. In particular, the timing and duration of the implementation of the new business practices and information systems are subject to a number of risks, including the complexity of the conversion process and the new systems themselves, the transfer of business data and information from the previous system to the new system and the need for substantial and comprehensive employee training in connection with the adoption of such new business practices and information systems. While the Company has tested these new systems and processes in advance of beginning their implementation, there were inherent limitations in the Company's ability to simulate a full-scale operating environment in advance of such implementation. The implementation of these systems required the Company to be without certain capabilities critical to normal operation of its business (such as processing orders and shipping products) for a period of time as the Company shifted to the new systems. The Company is increasing and will continue to increase its order processing and shipping volumes over the remaining duration of this implementation phase, with a majority of its orders and shipments taking place in a shortened period of time toward the end of its second fiscal quarter. Interruption in the use and availability of enterprise-wide information systems nor the concentration of orders and shipments of products near the end of the Company's second fiscal quarter may have a material adverse effect on the Company's business and operating results. In addition, to the extent that the Company encounters problems after full implementation of these new systems and practices that prevent or limit their full utilization, there could be a material adverse impact on the Company's operating results.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As the Year 2000 approaches, these code fields will need to be able to distinguish years beginning with "19" from those beginning with "20." As a result, in less than two years, computer systems and/or software products used by many companies may need to be upgraded to comply with such Year 2000 requirements. The Company is currently expending resources to review its products and services, as well as its internal use software in order to identify and modify those products, services and systems that are not Year 2000 compliant. The Company believes that the vast majority of these costs are not incremental to the Company but represent a reallocation of existing resources and include regularly scheduled system upgrades and maintenance. In addition, the Company's internal system implementation (as described in the above paragraph) is principally being conducted to improve operating efficiencies and, when fully implemented, will be Year 2000 compliant. Although the Company believes that the costs associated with the aforementioned Year 2000 efforts are not material, the Company currently estimates that such costs will be approximately $35 million. These cost estimates do not include any potential costs related to any customer or other claim. In addition, these cost estimates are based on the current assessment of the ongoing activities described above, and are subject to change as the Company continuously monitors these activities. The Company believes any modifications deemed necessary will be made on a timely basis and does not believe that the cost of such modifications will have a material adverse effect on the Company's operating results. The Company currently expects the aforementioned evaluation of its products, services, and systems and any remediation necessary will be completed by the end of fiscal year 1999. The Company's expectations as to the extent and timeliness of any modifications required in order to achieve Year 2000 compliance and the costs related thereto are forward-looking statements subject to risks and uncertainties. Actual results may vary materially as a result of a number of factors, including, among others, those described in this paragraph and the four paragraphs below. There can be no assurance however, that the Company will be able to successfully modify on a timely basis such products, services and systems to comply with Year 2000 requirements, which failure could have a material adverse effect on the Company's operating results.

The Company has established a program to assess whether certain of its products are Year 2000 compliant. Under the program, the Company is in the process of performing tests on its products listed on the Company's price lists. To monitor this program and to help customers evaluate their Year 2000 issues the Company has created a web site at http://sun.com/y2000/cpl.html which identifies the following categories: products that were released Year 2000 compliant (or may need a free modification after release); products that require modifications to be Year 2000 compliant; products under review; products that are not Year 2000 compliant and need to be replaced with a Year 2000 compliant product; and products that do not process or manipulate date data or have no date-related technology. This list is periodically updated as analysis of additional products is completed.

Based on the Company's assessment to date, most newly introduced products and services of the Company are Year 2000 compliant, however, there can be no assurance that the Company's current products do not contain undetected errors or defects associated with Year 2000 functions that may result in material costs to the Company. In addition, some of the Company's customers are running products that are not Year 2000 compliant and will require an upgrade or other remediation to become Year 2000 compliant. The Company provides limited warranties as to Year 2000 compliance on certain of its products and services. Except as specifically provided for in the limited warranties, the Company does not believe it is legally responsible for costs incurred by customers to achieve Year 2000 compliance. The Company has been taking steps to identify affected customers, raise customer awareness related to noncompliance of the Company's older products and encourage such customers to migrate to current products or product versions. It is possible that the Company may experience increased expenses in addressing migration issues for such customers or customer dissatisfaction as a result of Year 2000 issues, which may have a material adverse effect on the Company's operating results.

The Company also faces risks to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not have business systems or products that comply with Year 2000 requirements. To the extent that Sun is not able to test technology provided by third party hardware or software vendors, Sun is in the process of obtaining Year 2000 compliance certifications from each of its major vendors that their products and internal systems, as applicable, are Year 2000 compliant. In the event any such third parties cannot timely provide the Company with products, services or systems that meet the Year 2000 requirements, the Company's operating results could be materially adversely affected. Furthermore, a reasonably likely worst case scenario would be if one of the Company's major vendors experienced a material disruption in business, which caused the Company to experience a material disruption in business, such a disruption would have a material adverse effect on the Company's business, financial condition and operating results. Should either the Company's internal systems or the internal systems, products or services of one or more of the Company's major vendors fail to achieve Year 2000 compliance, the Company's business, financial position or results of operations could be materially adversely affected. The Company is currently developing contingency plans to deal with potential Year 2000 problems related to its internal systems and products and services provided by outside vendors and expects these plans to be complete by the end of fiscal year 1999.

Although the Company believes that the cost of Year 2000 modifications for both internal use software and systems, as well as the Company's products are not material, there can be no assurance that various factors relating to the Year 2000 compliance issues will not have a material adverse effect on the Company's business, operating results or financial position. For example, a significant amount of litigation may arise out of Year 2000 compliance issues and there can be no assurance as to the extent the Company may be affected by any such litigation. Even though the Company does not believe that it is legally responsible for its customer's Year 2000 compliance obligations, it is unclear whether different governments or governmental agencies may decide to allocate liability relating to Year 2000 compliance to the Company without regard to specific warranties or warranty disclaimers. Such allocation of liability could have a materially adverse effect on the Company's financial condition and results of operations in any given quarter. Furthermore, it is unknown how customer spending patterns may be impacted by Year 2000 issues. As customers focus on preparing their businesses for the Year 2000, capital budgets may be spent on remediation efforts, potentially delaying the purchase and implementation of new systems, thereby creating less demand for the Company's products and services. These as well as other factors could have a material adverse effect on the Company's revenues or operating results.


EURO COMPLIANCE

Eleven of the fifteen member countries of the European Union are scheduled to established fixed conversion rates between their existing sovereign currencies and the Euro and to adopt the Euro as their common legal currency effective January 1, 1999. The Euro will then trade on currency exchanges and be available for non-cash transactions. The Company is currently expending resources to review and modify its products to support the Euro's requirements, determine pricing strategies in the new economic environment, analyze the legal and contractual implications for contracts, evaluate system capabilities, and ensure banking vendors can support the Company's operations with respect to Euro transactions for the initial implementation as of January 1, 1999 and during the transition period through to January 1, 2002. The Company does not expect that the introduction and use of the Euro will materially affect the Company's foreign exchange and hedging activities, expects that modifications will be made to its business operations and systems on a timely basis and does not believe that the cost of such modifications will have a material adverse impact on the Company's operating results. The Company's expectations as to the extent and timeliness of modifications required to accommodate the conversion to Euro transactions is a forward-looking statement subject to risks and uncertainties. Actuals results may vary materially, as a result of a number of factors, including among others, those described in this paragraph. There can be no assurance that the Company will be able to complete such modifications to comply with Euro requirements, which could have a material adverse effect on the Company's operating results. In addition, the Company faces risks to the extent that vendors upon whom the Company relies and their suppliers are unable to make appropriate modifications to support Euro transactions. The Company has not yet completed its evaluation of the impact of the Euro upon its functional currency designations.


While the Company cannot predict what effect these various factors may have on its financial results, the aggregate effect of these and other factors could result in significant volatility in the Company's future performance and stock price.


LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition strengthened as of September 27, 1998 when compared with June 30, 1998. During the first quarter of fiscal 1999, cash flows from operating activities generated $405 million in cash and cash equivalents. Non-cash expenses affecting cash provided by operating activities in the first quarter of fiscal 1999 included depreciation and amortization expense of $161.6 million, tax benefits of options exercised of $42.1 million and a charge for IPRD of $80 million in connection with the acquisition of NetDynamics. Favorably impacting cash provided by operations was the decrease in accounts receivable of $79.2 million which reflects seasonally lower revenue in the first quarter of fiscal 1999 as compared to the fourth quarter of fiscal 1998. The increase in accounts payable of $58.0 million which contributed to cash from operations, reflects the timing of payments for inventory and other items. Offsetting these items, inventory increased $37.9 million during the first quarter of fiscal 1999 which reflects the higher level of inventories in anticipation of the systems conversion, partially offset by the impact of seasonally lower revenues in the first quarter of fiscal 1999 as compared to the fourth quarter of fiscal 1998. Additionally, other current assets increased due to the timing of payments for insurance and other taxes. Other long-term assets increased primarily due to an increase in intangible assets in connection with the acquisition of NetDynamics.

The Company's investing activities used $461.3 million of cash in the first quarter of fiscal 1999, an increase of $189.5 million from the prior year's comparable period. The increase resulted primary from capital spending for real estate development as well as capital additions to support increased headcount, primarily in the Company's engineering, services and marketing organizations. Also included in investing activities is increased investments in short-term investments during the first quarter of fiscal 1999, as compared with the prior year's comparable period.

At September 27, 1998, the Company's primary sources of liquidity consisted of cash, cash equivalents and short-term investments of $1,439.1 million and a revolving credit facility with banks aggregating $500 million, which was available subject to compliance with certain covenants. On October 16, 1997, the Company filed a Registration Statement with the Securities and Exchange Commission relating to the registration for public offering of senior and subordinated debt securities and common stock with an aggregate initial public offering price of up to $1 billion. On October 24, 1997, the Registration Statement became effective, so that the Company may now choose to offer, from time to time, the securities pursuant to Rule 415 in one or more separate series, in amounts, at prices and on terms to be set forth in the prospectus contained in the Registration Statement and in one or more supplements to the prospectus. The Company believes that the liquidity provided by existing cash and short-term investment balances and the borrowing arrangements described above will be sufficient to meet the Company's capital requirements through fiscal 1999. However, the Company believes the level of financial resources is a significant competitive factor in its industry and may choose at any time to raise additional capital through debt or equity financing to strengthen its financial position, facilitate growth and provide the Company with additional flexibility to take advantage of business opportunities that may arise.

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

ITEM 5 - OTHER INFORMATION

SCHEDULE OF SALES BY EXECUTIVE OFFICERS DURING THE QUARTER

      The following is a summary of all sales of the Company's Common Stock by the Company's executive officers and directors who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, during the fiscal quarter ended September 27,1998:

OFFICER /                                                    NUMBER OF
DIRECTOR                           DATE           PRICE     SHARES SOLD
--------                           ----           -----     -----------
Kenneth M. Alvares                7/22/98      $ 48.9565     18,400
                                  7/23/98      $ 49.50       35,000

Masood Jabbar                     8/19/98      $ 50.25       29,000
                                  8/19/98      $ 50.3125      1,000

James Judson                      8/18/98      $ 50.0625      2,500

Michael E. Lehman                 8/7/98       $ 50.00        1,630
                                  8/18/98      $ 49.6875     18,370
                                  8/18/98      $ 49.8565     20,000

Robert L. Long                    8/18/98      $ 50.00        7,270

Marc L. Loupe                     7/22/98      $ 48.75        4,100
                                  7/22/98      $ 48.6875      4,900

Stephen T. McGowan                7/31/98      $ 50.00        4,000

Scott G. McNealy                  7/16/98      $ 50.00        4,000

Michael H. Morris                 8/6/98       $ 49.00       24,800
                                  8/17/98      $ 48.00        6,400

Alton D. Page                     8/19/98      $ 50.00        5,000

Gregory D. Papadopoulos           8/18/98      $ 49.8125     10,000
                                  8/19/98      $ 50.1250     26,000

Marissa Peterson                  8/19/98      $ 50.25       20,000
                                  8/19/98      $ 50.25          930

William J. Raduchel               7/31/98      $ 49.1321     35,000
                                  8/4/98       $ 46.9522     25,500
                                  8/5/98       $ 46.3750     19,500

George Reyes                      7/31/98      $ 50.0937     28,040
                                  7/31/98      $ 50.0914        747
                                  8/18/98      $ 49.00       10,000

Janpieter T. Scheerder            7/31/98      $ 49.00       20,000
                                  8/5/98       $ 48.0300     14,000
                                  8/10/98      $ 49.0030     53,200

Mark E. Tolliver                  8/11/98      $ 46.875       2,000
                                  8/17/98      $ 48.8125      3,000

Edward J. Zander                  8/5/98       $ 48.875      10,060
                                  8/6/98       $ 49.875      32,000


  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      a) EXHIBITS

           27.0  Financial Data Schedule for the period ended September 27, 1998


      b) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended September 27, 1998.


  ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's market risk disclosures set forth in the 1998 Form 10-K have not changed significantly through the first quarter ended September 27, 1998.

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



                                       SUN MICROSYSTEMS, INC.



                                       BY

                                            /s/ Michael E. Lehman
                                            ------------------------------------
                                            Michael E. Lehman
                                            Vice President, Corporate Resources
                                            and Chief Financial Officer



                                            /s/ George Reyes
                                            ------------------------------------
                                            George Reyes
                                            Vice President and Corporate
                                            Controller, Chief Accounting Officer







  Dated:   November 9, 1998

                               INDEX TO EXHIBITS

Exhibit
Number              Description
------              -----------

27.1                Financial Data Schedule