Form 10-Q
period 1998-12-27
SUN MICROSYSTEMS INC
filed 1999-02-09
CIK 709519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 27, 1998 or

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

                               YES [X]     NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

              CLASS                             OUTSTANDING AT DECEMBER 27, 1998
Common Stock - $0.00067 par value                          385,264,651

                                      INDEX

                                                                             PAGE
                                                                             ----
COVER PAGE                                                                     1

INDEX                                                                          2

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements
          Condensed Consolidated Balance Sheets                                3
          Condensed Consolidated Statements of Income                          4
          Condensed Consolidated Statements of Cash Flows                      5
          Notes to Condensed Consolidated Financial Statements                 7

     Item 2 - Management's Discussion and Analysis of
              Results of Operations and Financial Condition                   11

PART II - OTHER INFORMATION
     Item 1 -  Legal Proceedings                                              24
     Item 4 -  Submission of Matters to a Vote of Security Holders            24
     Item 5 -  Other Information                                              25
     Item 6 -  Exhibits and Reports on Form 8 - K                             25
     Item 7A - Quantitative and Qualitative Disclosures about
               Market Risk                                                    25

SIGNATURES                                                                    26

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             SUN MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  December 27,       June 30,
                                                      1998             1998
                                                  -----------       -----------
                                                           (unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                   $   669,862       $   822,267
      Short-term investments                          902,929           476,185
      Accounts receivable, net                      2,108,237         1,845,765
      Inventories                                     363,664           346,446
      Deferred tax assets                             373,541           371,841
      Other current assets                            327,461           285,021
                                                  -----------       -----------
           Total current assets                     4,745,694         4,147,525
Property, plant and equipment, at cost              2,593,985         2,257,228
Accumulated depreciation and amortization          (1,141,377)         (956,616)
                                                  -----------       -----------
                                                    1,452,608         1,300,612
Other assets, net                                     363,218           262,925
                                                  -----------       -----------
                                                  $ 6,561,520       $ 5,711,062
                                                  ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Short-term borrowings                       $    12,351       $     7,169
      Accounts payable                                611,412           495,603
      Accrued liabilities                           1,230,718         1,166,491
      Income taxes payable                            205,340           188,641
      Other current liabilities                       288,169           264,967
                                                                    -----------
           Total current liabilities                2,347,990         2,122,871
Deferred income taxes and other obligations           112,527            74,563
Total stockholders' equity                          4,101,003         3,513,628
                                                                    -----------
                                                  $ 6,561,520       $ 5,711,062
                                                  ===========       ===========

                             See accompanying notes

                             SUN MICROSYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                Three Months Ended             Six Months Ended
                                             ------------------------      ------------------------
                                             December 27,  December 28,    December 27,  December 28,
                                                 1998         1997             1998          1997
                                             ----------    ----------      ----------    ----------
Net revenues:
   Products                                  $2,384,740    $2,161,992      $4,540,858    $4,009,880
   Services                                     399,700       288,251         734,766       538,967
                                             ----------    ----------      ----------    ----------
Total net revenues                            2,784,440     2,450,243       5,275,624     4,548,847
                                             ----------    ----------      ----------    ----------
Cost and expenses:
   Cost of sales-products                     1,121,500       997,301       2,109,737     1,858,628
   Cost of sales-services                       225,710       174,329         453,810       340,436
   Research and development                     303,482       259,228         586,762       481,846
   Selling, general and administrative          747,603       696,450       1,459,191     1,311,943
   Purchased in-process research and
       development                               12,000       110,100          92,000       162,284
                                             ----------    ----------      ----------    ----------
          Total costs and expenses            2,410,295     2,237,408       4,701,500     4,155,137
Operating income                                374,145       212,835         574,124       393,710
Interest income, net                             20,306        10,197          35,661        20,768
                                             ----------    ----------      ----------    ----------
Income before income taxes                      394,451       223,032         609,785       414,478
Provision for income taxes                      133,364        73,600         234,824       156,613
                                             ----------    ----------      ----------    ----------
Net income                                   $  261,087    $  149,432      $  374,961    $  257,865
                                             ==========    ==========      ==========    ==========

Net income per common share - basic          $     0.68    $     0.40      $     0.99    $     0.69
                                             ==========    ==========      ==========    ==========
Net income per common share - diluted        $     0.64    $     0.38      $     0.93    $     0.65
                                             ==========    ==========      ==========    ==========

Shares used in the calculation of
   net income per share - basic                 382,547       373,875         379,883       372,968
                                             ==========    ==========      ==========    ==========
Shares used in the calculation of
   net income per share - diluted               405,288       393,231         401,445       394,165
                                             ==========    ==========      ==========    ==========

                             See accompanying notes.

                             SUN MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                      Six Months Ended
                                                                ---------------------------
                                                                December 27,    December 28,
                                                                    1998            1997
                                                                 ---------       ---------
Cash flows from operating activities:
   Net income                                                    $ 374,961       $ 257,865
   Adjustments to reconcile net income
         to operating cash flows:
         Depreciation and amortization                             313,370         183,472
         Tax benefit of options exercised                           96,740          74,466
         Purchased in-process research and development              92,000         162,284
         Net (increase) decrease in accounts receivable           (258,651)         16,004
         Net increase in inventories                               (17,218)        (15,765)
         Net increase in accounts payable                          114,749          14,414
         Net increase in other current
                 and non-current assets                            (87,687)        (97,594)
         Net increase in other current
                 and non-current liabilities                       143,529          19,301
                                                                 ---------       ---------
Net cash provided from operating activities                        771,793         614,447
                                                                 ---------       ---------
Cash flows from investing activities:
   Acquisition of property, plant and equipment                   (360,322)       (410,453)
   Acquisition of spare parts and other assets                     (68,481)        (49,080)
   Payments for acquisitions, net of cash acquired                 (31,269)       (227,655)
   Acquisition of short-term investments                          (935,266)       (305,738)
   Sale of short-term investments                                  235,617         224,309
   Maturities of short-term investments                            252,268         214,122
                                                                 ---------       ---------
Net cash used by investing activities                             (907,453)       (554,495)
                                                                 ---------       ---------
Cash flows from financing activities:
   Issuance of common stock, net                                    92,228          37,189
   Acquisition of treasury stock                                  (164,286)       (140,537)
   Proceeds from employee stock purchase plans                      58,529          50,649
   Net reduction of short-term borrowings and
    other obligations                                               (3,216)        (94,155)
                                                                 ---------       ---------
Net cash used by financing activities                              (16,745)       (146,854)
                                                                 ---------       ---------
Net decrease in cash and cash equivalents                         (152,405)        (86,902)
                                                                 ---------       ---------
Cash and cash equivalents, beginning of period                     822,267         660,170
                                                                 ---------       ---------
Cash and cash equivalents, end of period                         $ 669,862       $ 573,268
                                                                 =========       =========

                             SUN MICROSYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (unaudited)
                                 (in thousands)

                                                                      Six Months Ended
                                                                ---------------------------
                                                                December 27,    December 28,
                                                                    1998            1997
                                                                 ---------       ---------

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
   Interest                                                      $    745        $     388
   Income taxes                                                  $ 58,448        $  55,503
Supplemental schedule of non-cash investing activities:
   Stock issued in conjunction with an acquisition               $142,028               --
   Fair value of assets acquired                                 $198,629        $ 284,294
   Cash paid for assets                                          $ 35,684        $ 233,111
   Liabilities assumed                                           $ 20,737        $  51,183
                                                                 ---------       ---------

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

     While the interim financial information is unaudited, the financial statements included in this report reflect all adjustments (consisting of normal recurring accruals) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for the interim periods are not necessarily indicative of the results for the entire year. The information included in this report should be read in conjunction with the 1998 Annual Report to Stockholders which is incorporated by reference in the Company's 1998 Form 10-K .

INVENTORIES (IN THOUSANDS)

                              December 27, 1998      June 30, 1998
                              -----------------      -------------
        Raw materials             $127,115             $ 92,197

        Work in process             40,577               58,765

        Finished goods             195,972              195,484
                                  --------             --------
                                  $363,664             $346,446
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

The components of comprehensive net income, net of tax, are as follows:

                                                Three Months Ended             Six Months Ended
                                             ------------------------      ------------------------
                                             December 27,  December 28,    December 27,  December 28,
                                                 1998         1997             1998          1997
                                             ----------    ----------      ----------    ----------
Net income                                   $ 261,087    $ 149,432        $ 374,961     $ 257,865
Unrealized gain (loss) on securities            (6,513)       9,406          (20,637)        9,592
Change in cumulative translation
        adjustment                                 242        7,515            2,201        (1,622)
                                             ---------    ---------        ---------     ---------
Comprehensive net income                     $ 254,816    $ 166,353        $ 356,525     $ 265,835
                                             =========    =========        =========     =========


ACQUISITIONS

On August 28, 1998 the Company acquired all of the outstanding capital stock of NetDynamics, Inc. ("NetDynamics") by means of a merger transaction pursuant to which all the shares of NetDynamics capital stock were converted into the right to receive Sun common stock based upon an agreed-upon exchange ratio which was calculated using an agreed-upon average market price for Sun common stock. The Company issued 2,746,785 shares of Sun common stock (with a fair market value of $48.26875 per share) as the consideration for the acquisition. The transaction was accounted for as a purchase and the excess purchase price over the estimated fair value of net tangible assets has been allocated to various intangible assets, primarily consisting of developed technology ($20 million) and goodwill ($36.2 million), customer base ($10 million) and assembled workforce ($2 million). In addition to the intangible assets acquired, the Company recorded an $80 million charge, representing the write-off of in-process research and development ("IPRD").

On September 28, 1998 the Company acquired all of the outstanding capital stock of i-Planet, Inc. ("i-Planet") by means of a merger transaction pursuant to which all the shares of i-Planet capital stock were converted into the right to receive cash. The transaction was accounted for as a purchase and the excess purchase price over the estimated fair value of net tangible assets has been allocated to various intangible assets, primarily consisting of developed technology ($3.3 million) and goodwill type assets ($18.3 million). In addition to the intangible assets acquired, the Company recorded an $8.4 million charge, representing the write-off of IPRD.

On October 16, 1998, the Company acquired all of the outstanding capital stock of Beduin Communications Incorporated ("Beduin") by means of a share purchase transaction pursuant to which all the shares of Beduin capital stock were converted into the right to receive cash. The transaction was accounted for as a purchase and the excess purchase price over the estimated fair value of net tangible assets has been allocated to various intangible assets, primarily consisting of developed technology ($3.1 million) and goodwill type assets ($1.4 million). In addition to the intangible assets acquired, the Company recorded an $3.6 million charge, representing the write-off of IPRD.

For financial reporting purposes, the Company is required for each acquisition to determine the fair value of all identified intangible assets acquired and expense the fair value associated with IPRD for which there is no alternative future use. The allocation of $80 million, $8.4 million, and $3.6 million of the purchase price to IPRD in the case of the NetDynamics, i-Planet and Bediun acquisitions, respectively, represents the estimated fair value based on risk adjusted cash flows related to each incomplete project. The Company believes that such fair values do not exceed the amount a third party would pay for each such in-process technology. At the date of each of the acquisitions, the projects associated with the IPRD efforts had not yet reached technological feasibility and the in-progress technology had no alternative future use. Accordingly, these costs were expensed.

In making its purchase price allocations for the NetDynamics, i-Planet, and Bediun acquisitions, the Company considered present value calculations of income, an analysis of project accomplishments and completion costs, an assessment of overall contribution, as well as project risks. The values assigned to IPRD related to each acquisition were determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from each project, excluding the cash flows related to the portion of each project that was incomplete at the acquisition date, and discounting the resulting net cash flows to their present value. Each of these forecasts were based upon future discounted cash flows, taking into account the state of development of each in-process project, the cost to complete that project, the expected income stream, the life cycle of the product ultimately developed, and the associated risks. Projected future net cash flows attributable to the in-process technology, assuming successful development of such technologies, were discounted to their present value using a discount rate which was derived based on the Company's estimated weighted average cost of capital plus a risk premium to account for the inherent uncertainty surrounding the successful completion of each project and the associated estimated cash flows.

The values assigned to developed technologies related to each acquisition were based upon future discounted cash flows related to each of the existing products' projected income stream. The values of the customer bases were determined based upon the value of existing relationships and the expected revenue stream. The value of the assembled workforces were based upon the cost to replace that workforce. Intangible assets, including goodwill, are being amortized over their estimated useful lives, generally two to five years.

SUN MICROSYSTEMS, INC. AND AMERICA ONLINE, INC. STRATEGIC DEVELOPMENT AND MARKETING AGREEMENT

On November 23, 1998, Sun and America Online, Inc. ("AOL") entered into a Strategic Alliance consisting of several agreements between the parties, including the Strategic Development and Marketing Agreement ("SDMA"). A copy of the SDMA has been filed as exhibit 10.93 to this Form 10-Q and is incorporated herein by reference. Under terms of the SDMA, AOL and Sun committed to collaboratively develop, market and sell client and server software and collaboratively develop an AOL specific Java environment that will enable AOL services to be accessed through a variety of hardware devices. The SDMA provides that over a three year period, AOL will develop and market, together with Sun, client software and network application and server software based in part on the Netscape Communications, Inc. ("Netscape") code base, on Sun code and technology, and on certain AOL services features to business enterprises. In addition, AOL and Sun have agreed to coordinate their sales efforts and share revenues with respect to designated collaboratively developed client software and network application and server software and associated services.

Under the terms of the SDMA, Sun has committed that the total revenue earned by AOL from certain existing Netscape contracts, the sale or license of certain AOL and Netscape software and services, the sale or license of certain collaboratively developed software products and services and the license to Sun to distribute commercially existing Netscape software will not be less than $312 million, $330 million and $333 million in the first, second and third years of the SDMA's three year term, respectively; for these purposes a portion of the total revenue is determined as a percentage of the gross margin or net of sales commissions earned by Sun. In addition, Sun will pay to AOL approximately $275 million in licensing and other fees in connection with licenses granted to Sun by AOL. In a separate transaction, AOL signed a definitive agreement to acquire Netscape (the "Merger"). The SDMA provides that in the event the Merger is not consummated by June 30, 1999, AOL and Sun will negotiate in good faith for a period of 30 days thereafter in an effort to agree to alternative terms, and either party may terminate the SDMA if the parties fail to agree on alternative terms during that period.

SUBSEQUENT EVENTS

On January 21, 1999 the Company announced a two-for-one stock split (to be effected in the form of a stock dividend) to stockholders of record as of the close of business on March 18, 1999. This dividend is subject to stockholder approval of an increase in the number of authorized shares of the Company's Common Stock to 1.8 billion shares which will be sought at the Company's Special Meeting of Stockholders on March 17, 1999.

On January 22, 1999, the Company acquired all of the outstanding capital stock of Maxstrat Corporation ("Maxstrat"), by means of a merger transaction pursuant to which all of the shares of Maxstrat capital stock were converted into the right to receive cash. The transaction will be accounted for as a purchase, and the purchase price will be allocated to tangible and intangible assets and IPRD.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth items from the Condensed Consolidated Statements of Income as a percentage of total net revenues:

                                           Three Months Ended            Six Months Ended
                                       --------------------------   --------------------------
                                       December 27,  December 28,   December 27,  December 28,
                                           1998          1997           1998          1997
                                           -----         -----          -----         -----
Net revenues:
        Products                            85.6%         86.5%          86.1%         88.2%
        Services                            14.4          13.5           13.9          11.8
                                           -----         -----          -----         -----
Total net revenues                         100.0         100.0          100.0         100.0
                                           -----         -----          -----         -----

Cost of sales:
        Products                            40.3          40.7           40.0          40.8
        Services                             8.1           7.1            8.6           7.5
                                           -----         -----          -----         -----
Total cost of sales                         48.4          47.8           48.6          48.3
                                           -----         -----          -----         -----

        Gross margin                        51.6          52.2           51.4          51.7

Research and development                    10.9          10.6           11.1          10.6

Selling, general and administrative         26.8          28.4           27.7          28.85
Purchased in-process research
        and development                      0.4           4.5            1.7           3.6
                                           -----         -----          -----         -----

Operating income                            13.4           8.7           10.9           8.7

Interest income, net                         0.8           0.4            0.7           0.4
                                           -----         -----          -----         -----

Income before income taxes                  14.2           9.1           11.6           9.1

Provision for income taxes                   4.8           3.0            4.5           3.4
                                           -----         -----          -----         -----

        Net income                           9.4%          6.1%           7.1%          5.7%
                                           =====         =====          =====         =====


The following sections contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below, specifically those contained in "Future Operating Results" identify important factors that could cause actual results over the next few quarters to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for the Company's products, adverse business conditions, decreased or lack of growth in the computing industry, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, risks associated with foreign operations (including the downturn of economic trends and unfavorable currency movements in the Asia Pacific and Latin American marketplace), risks associated with the Company's efforts to comply with Year 2000 requirements, risks associated with the Company's new business practices, processes and information systems, and other factors, including those listed below. Other facts that may affect such results and financial condition are set forth in the Company's 1998 Annual Report to Stockholders which is incorporated by reference in the Company's Form 10-K.


RESULTS OF OPERATIONS

NET REVENUES

Net revenues were $2,784.4 million for the second quarter of fiscal 1999 and $5,275.6 million for the first six months of fiscal 1999, representing increases of 13.6% and 16.0%, respectively, over the corresponding periods of fiscal 1998.

Sun's products net revenues were $2,384.7 million for the second quarter of fiscal 1999, an increase of $222.7 million or 10.3% over the second quarter of fiscal 1998. Net product revenues were $4,540.9 million for the six months ended December 27, 1998, an increase of $531.0 million or 13.2% over the corresponding period of fiscal 1998. More than 50% of the growth in products revenues for the quarter ended December 27, 1998 resulted from strong demand for low-end desktop products and workgroup servers, and to a lesser extent from increased revenues generated by richly configured enterprise servers. More than 50% of the growth in products revenues for the six month period ended December 27, 1998 resulted from strong demand for low-end desktop products and workgroup servers and to a lesser extent, the Company's storage products. The growth in product revenues in both the quarter and year to date periods was partially offset by a decline in high-end desktop product volumes as the result of a shift in customer purchasing patterns towards low-end desktop products and workgroup servers.

Sun's services net revenues were $399.7 million for the second quarter of fiscal 1999, an increase of $111.4 million or 38.6% over the second quarter of fiscal 1998. Net revenues from services were $734.8 million for the six months ended December 27, 1998, an increase of $195.8 million or 36.3% over the corresponding period of fiscal 1998. The increases in services revenues are primarily the result of a larger installed product base due to increased product unit sales, as well as increased revenues associated with Sun's professional and educational services.

Domestic net revenues increased by 10.1% and 14.9 % in the second quarter and first six months of fiscal 1999, respectively. International net revenues (including United States exports) grew 17.2% and 17.1% in the second quarter and first six months of fiscal 1999, respectively, compared with the corresponding periods of fiscal 1998. In US dollars, European net revenues increased 22.7% and 28.7%, Rest of World (ROW) net revenues increased 7.1% and 10.8%, and Japanese net revenues increased 13.8% and decreased 3.3%, in the second quarter and first six months of fiscal 1999, respectively, when compared with the corresponding periods of fiscal 1998. The increases in Europe and the ROW are due to continued market acceptance of Sun's network computing products and services primarily in the United Kingdom and Germany. The Company attributes the increase in Japanese revenues in the second quarter to increased demand within the region for Sun's products, rather than a sign of strengthening in the Asian economies. Sun remains cautious with regard to the Japanese market and does not expect the current Japanese Macroeconomic trends to change significantly or materially in the near term. The foregoing is a forward-looking statement that is subject to risks and uncertainties, and actual results may differ materially from those set forth in such statement as the result of a number of factors. In particular, if the economic trends in Japan significantly worsen in a quarter or decline over an extended period of time, the Company's results from operations and cash flows would be adversely affected.

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


GROSS MARGIN

Total gross margin was 51.6% for the second quarter of fiscal 1999 and 51.4% for the first six months of fiscal 1999, compared with 52.2% and 51.7%, respectively, for the corresponding periods of fiscal 1998.

Products gross margin was 53.0% in the second quarter of fiscal 1999 and 53.5% for the first six months of fiscal 1999, compared with 53.9% and 53.6%, respectively, for the corresponding periods of fiscal 1998. The decrease in the products gross margin for the second quarter of fiscal 1999 reflects the effects of increased volumes of lower margin low-end desktop products, partially offset by higher margin servers and reduced component costs across product lines. There could be a further impact upon products gross profit margins as the result of any continued shift in customer purchasing patterns towards low-end desktop products and workgroup servers. The foregoing is a forward-looking statement that is subject to risks and uncertainties, and actual results may differ materially from those set forth in such statement as the result of a number of factors. Services gross margin was 43.5% for the second quarter of fiscal 1999 and 38.2% for the first six months of fiscal 1999, compared with 39.5% and 36.8%, respectively, for the corresponding periods of fiscal 1998. The increases in services gross margin reflect increased market penetration in Enterprise datacenter accounts, increased enrollment in datacenter training courses and other offerings, and continued growth in professional services offerings. These increases have been partially offset by increased investment by the Company in its services business.

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

RESEARCH AND DEVELOPMENT

Research and development (R&D) expenses increased to $303.5 million in the second quarter of fiscal 1999, compared with $259.2 million for the second quarter of fiscal 1998. R&D expenses were $586.8 million for the first six months of fiscal 1999, compared with $481.8 million for the corresponding period of fiscal 1998. As a percentage of total net revenues, R&D expenses increased to 10.9% and 11.1% for the second quarter and first six months of fiscal 1999, respectively, compared with 10.6% in each of the corresponding periods of fiscal 1998. Both the dollar and percentage increase in R&D expenses in the second quarter and first half of fiscal 1999 over the corresponding periods in fiscal 1998 primarily reflect increased expenditures focused on the development of hardware and software products which utilize the Java (TM) platform and new server and storage products. The remaining increase in R&D expenses is due to further development of products acquired through acquisitions and increased compensation due primarily to higher levels of R&D staffing. The increase in R&D expenses reflects the Company's belief that to maintain its competitive position in a market characterized by rapid rates of technological advancement, the Company must continue to invest significant resources in new systems, software products and microprocessor development, as well as enhancements to existing products. The Company continues to expect the level of R&D expenses to be in the range of 10 to 11% of revenue for fiscal 1999.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses increased to $747.6 million in the second quarter of fiscal 1999, compared with $696.5 million for the second quarter of fiscal 1998. SG&A expenses were $1,459.2 million for the first six months of fiscal 1999, compared with $1,311.9 million for the corresponding period of fiscal 1998. As a percentage of total net revenues, SG&A expenses decreased to 26.8% and 27.7% in the second quarter and first six months of fiscal 1999, respectively, from 28.4% and 28.8%, respectively, in the corresponding periods of fiscal 1998. Overall SG&A spending increased by approximately $51.1 million or 7.3% in the second quarter of fiscal 1999 in comparison with the same period of fiscal 1998. For the six month period ended December 27, 1998, overall SG&A spending increased by approximately $147.2 million or 11.2% in comparison to the corresponding period of fiscal 1998. The dollar increases in fiscal 1999 are primarily attributable to increased compensation resulting from higher levels of headcount, principally in the sales organization, annual salary adjustments and to a lesser extent marketing costs related to promotional programs. The dollar increase also reflects investments aimed at improving Sun's own business processes. The Company expects to continue to hire personnel, although at a lower rate than in fiscal 1998 and early 1999, to further expand its demand creation programs and support organizations.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

     NETDYNAMICS, INC.

On August 28, 1998, the Company acquired all of the outstanding capital stock of NetDynamics by means of a merger transaction pursuant to which all the shares of NetDynamics capital stock were converted into the right to receive shares of Sun common stock based upon an agreed-upon exchange ratio which was calculated using an agreed-upon average market price for Sun common stock. The Company issued 2,746,785 shares of Sun common stock (with a fair market value of $48.26875 per share) as the consideration for the acquisition. The transaction was accounted for as a purchase and the excess purchase price over the estimated fair value of net tangible assets has been allocated to various intangible assets, primarily consisting of developed technology ($20 million), goodwill ($36.2 million), customer base ($10 million) and assembled workforce ($2 million). In addition to the intangible assets acquired, the Company recorded an $80 million charge, representing the write-off of IPRD.

At the acquisition date, NetDynamics was conducting development, engineering, and testing activities associated with the completion of a new enterprise application platform product scheduled to be released in mid calendar 1999. It is anticipated that this new product offering ("NetDynamics New Product Offering") will employ a new server-side component model, based on the Enterprise JavaBeans (TM) ("EJB") architecture, which will allow business logic to reside in the middle tier of the enterprise computing model independent of the client presentation layer and independent of legacy and database systems. This architecture is significantly different than the business logic architecture in NetDynamics' existing product offering in which the server components are tightly integrated with the presentation interface. The EJB architecture will allow for the development of more robust applications with improved reusability, better connectivity to a wide variety of data sources, and a more-industry standard interface through the use of Java enterprise application programming interfaces. Other new features include significant security enhancements and performance and scalability improvements and the addition of new platform adaptor components for legacy systems integration.

At the acquisition date, NetDynamics was in mid-stages of development and substantial progress had been made in the areas of specifications, design, and implementation. Remaining efforts necessary to complete the NetDynamics New Product Offering relate primarily to coding, testing, and addressing additional implementation issues. The Company anticipates that the NetDynamics New Product Offering will be complete by the end of the Company's fiscal year ending June 30, 1999, after which the Company expects to begin generating economic benefits from the value of the completed development associated with the IPRD. The Company continues to expect expenditures to complete the NetDynamics New Product Offering to total approximately $5.7 million in fiscal 1999 of which $2.4 million has been incurred. The preceding two sentences are forward-looking statements that are subject to risks and uncertainties and actual results may differ materially from those set forth in such sentences as a result of a number of factors. In particular, there can be no assurance that the NetDynamics New Product Offering will be completed by the end of the Company's fiscal year ending June 30, 1999, that it will meet either technological or commercial success or that the Company will receive any economic benefit from the NetDynamics New Product Offering. In addition, the expenditures related to completing the NetDynamics New Product Offering may exceed the Company's current estimates as a result of delays in the development of the technology, the complexity of the technology, changes in customer needs, or for other reasons.


     I-PLANET, INC.

On September 28, 1998 the Company acquired all of the outstanding capital stock of i-Planet by means of a merger transaction pursuant to which all the shares of i-Planet capital stock were converted into the right to receive cash. The transaction was accounted for as a purchase and the excess purchase price over the estimated fair value of net tangible assets has been allocated to various intangible assets, primarily consisting of developed technology ($3.3 million) and goodwill type assets ($18.3 million). In addition to the intangible assets acquired, the Company recorded an $8.4 million charge, representing the write-off of IPRD.

At the acquisition date, i-Planet was conducting development, engineering, and testing activities associated with the completion of a new Java technology-based remote Internet access product scheduled to be released in early calendar 1999. It is anticipated that this new product offering ("i-Planet New Product Offering") when combined with a new Sun software product will be designed to allow cost-effective, secure, and ubiquitous internet access for applications such as remote access to corporate intranets, supply chain management and commerce applications.

At the acquisition date, i-Planet was in mid-stages of development and substantial progress had been made in the areas of specifications, design, and implementation. Remaining efforts necessary to complete the i-Planet New Product Offering relate primarily to coding, testing, and addressing additional implementation issues. The Company anticipates that the i-Planet New Product Offering will be complete by the end of the Company's third quarter of fiscal 1999, after which the Company expects to begin generating economic benefits from the value of the completed development associated with the IPRD. Expenditures to complete the i-Planet New Product Offering are expected to total approximately $6 million in fiscal 1999. The preceding two sentences are forward-looking statements that are subject to risks and uncertainties and actual results may differ materially from those set forth in such sentences as a result of a number of factors. In particular, there can be no assurance that the i-Planet New Product Offering will be completed by the end of the Company's fiscal year ending June 30, 1999, that it will meet either technological or commercial success or that the Company will receive any economic benefit from the i-Planet New Product Offering. In addition, the expenditures related to completing the i-Planet New Product Offering may exceed the Company's current estimates as a result of delays in the development of the technology, the complexity of the technology, changes in customer needs, or for other reasons.

     BEDIUN COMMUNICATIONS INCORPORATED

On October 16, 1998, the Company acquired all of the outstanding capital stock of Beduin by means of a share purchase transaction pursuant to which all the shares of Beduin capital stock were converted into the right to receive cash. The transaction was accounted for as a purchase and the excess purchase price over the estimated fair value of net tangible assets has been allocated to various intangible assets, primarily consisting of developed technology ($3.1 million) and goodwill type assets ($1.4 million). In addition to the intangible assets acquired, the Company recorded an $3.6 million charge, representing the write-off of IPRD.

At the acquisition date, Bediun was conducting development, engineering, and testing activities associated with the completion of a suite of products ("Bediun New Product Offerings") which included: Lifestyle Manager Personal Information Manager ("PIM") (a next generation PIM targeted at smart devices incorporating Java technology), and email Client (a next generation email client specialized to take advantage of the benefits of these smart devices). The Lifestyle PIM and the email client were scheduled to be released in the second quarter of calendar year 1999. It is anticipated that these Bediun New Product Offerings will provide the core functionality for smart devices incorporating Java technology and enable more efficient communication, regardless of time, location or type of device. These Bediun New Product Offerings are designed to integrate and synchronize communications and data processing systems to enable communications across time and space.

At the acquisition date, Bediun was in mid-stages of development and substantial progress had been made in the areas of specifications, design, and implementation. Remaining efforts necessary to complete the Bediun New Product Offerings relate primarily to coding, testing, and addressing additional implementation issues. The Company anticipates that the Bediun New Product Offerings will be complete during the fourth quarter of the Company's fiscal year ending June 30, 1999, after which the Company expects to begin generating economic benefits from the value of the completed development associated with the IPRD. Expenditures to complete the Bediun New Product Offerings are expected to total approximately $1 million in fiscal 1999. The preceding two sentences are forward-looking statements that are subject to risks and uncertainties and actual results may differ materially from those set forth in such sentences as a result of a number of factors. In particular, there can be no assurance that the Bediun New Product Offerings will be completed by the end of the Company's fiscal year ending June 30, 1999, that it will meet either technological or commercial success or that the Company will receive any economic benefit from the Bediun New Product Offerings. In addition, the expenditures related to completing the Bediun New Product Offerings may exceed the Company's current estimates as a result of delays in the development of the technology, the complexity of the technology, changes in customer needs, or for other reasons.


     VALUATIONS OF IPRD

For financial reporting purposes, the Company is required to determine the fair value of all identified intangible assets and expense the fair value associated with IPRD for which there is no alternative future use for each of its acquisitions. The allocation of $80 million, $8.4 million, and $3.6 million of the purchase price to IPRD in the case of the NetDynamics, i-Planet and Bediun acquisitions, respectively, represents the estimated fair values based on risk adjusted cash flows related to each incomplete project. The Company believes that such fair values do not exceed the amount a third party would pay for each such in-process technology. At the date of each of the acquisitions, the projects associated with the IPRD efforts had not yet reached technological feasibility and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed.

Forecasts of future results that management believes are likely to occur were the basis for assigning value to IPRD. For the NetDynamics, i-Planet, and Bediun acquisitions, the values assigned to IPRD were determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from each project, excluding the cash flows related to the portion of each project that was incomplete at the acquisition date, and discounting the resulting net cash flows to their present value. Each of these forecasts were based upon future discounted cash flows, taking into account the state of development of each in-process project, the cost to complete that project, the expected income stream, the life cycle of the product ultimately developed, and the risks associated with successful development and commercialization of each project. Projected future net cash flows attributable to the in-process technology, assuming successful development of such technologies, were discounted to their present value using a discount rate which was derived based on the Company's estimated weighted average cost of capital ("WACC") plus a risk premium to account for the inherent uncertainty surrounding the successful completion of each project and the associated estimated cash flows. The discount rates used in valuing the net cash flows from each purchased in-process technology were 20% for the NetDynamics acquisition, 25% for the i-Planet acquisition, and 40% for the Bediun acquisition. These discount rates are higher than the WACC due to the inherent uncertainties in the estimates described above, including the uncertainty surrounding the successful development of the purchased in-process technologies, the useful life of such technologies, the profitability levels of such technology and the uncertainty of technological advances that are unknown at this time.

The estimates utilized in the valuation of the IPRD charges are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Management expects to continue its development each project and believes that there is a reasonable chance of successfully completing such development. However, there is risk associated with the completion of the in-process projects and there can be no assurance that any project will meet with either technological or commercial success. Failure to successfully develop and commercialize these in-process projects would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of other intangible assets acquired may become impaired. The foregoing statements in this paragraph are forward-looking statements that are subject to risks and uncertainties, and actual results may differ materially from those set forth in such statements as the result of a number of factors, including those stated in this paragraph.

Purchased IPRD of $110.1 million and $162.3 million in the second quarter and first six months of fiscal 1998, respectively, represent the write-off of purchased IPRD associated with the Company's acquisitions of Chorus Systems S.A., and the storage products business of Encore Computer Corporation in the second quarter of fiscal 1998 and Diba, Inc. and Integrity Arts, Inc. in the first quarter of fiscal 1998.

INTEREST INCOME, NET

Net interest income was $20.3 million for the second quarter and $35.7 million for the first six months of fiscal 1999, compared with $10.2 million and $20.8 million, respectively for the corresponding periods in fiscal 1998. The increases in 1999 are primarily the result of higher interest earnings due to a larger average portfolio of cash and short-term investments.

INCOME TAXES

The Company's effective income tax rate was 33% for the second quarter and first six months of fiscal 1999, before non-recurring tax charges of $3.2 million resulting from a write-off of IPRD associated with the acquisition of i-Planet in the second quarter of fiscal 1999 and $30.4 million resulting from a write-off of IPRD associated with the acquisition of NetDynamics in the first quarter of fiscal 1999. The effective tax rate including such charges for the second quarter and six months ended December 27, 1998 was 33.8% and 38.5%, respectively. The Company's effective income tax rate for the second quarter and six months ended December 28, 1997 was 33% before a tax charge of $19.8 million resulting from a write-off of IPRD associated with the acquisitions of Diba Inc. and Integrity Arts, Inc. in the first quarter of fiscal 1998. The Company currently expects its effective tax rate to remain at 33% for the balance of fiscal 1999, exclusive of any acquisition- related charges.

FUTURE OPERATING RESULTS

COMPETITION

The markets for Sun's hardware and software products and services are intensely competitive and subject to continuous, rapid technological change, short product life cycles and frequent product performance improvements and price reductions. Due to the breadth of the Company's product lines and the scalability of its products and network computing model, Sun competes principally with Hewlett-Packard Company, International Business Machines Corporation, Compaq Computer Corporation, Silicon Graphics, Inc. and EMC Corporation, in many segments of the network computing market across a broad spectrum of customers. The Company expects the markets for its products, technologies, and services, as well as its competitors within such markets, will continue to change as the rightsizing trend shifts customer buying patterns to network-based systems which often employ solutions from multiple vendors. Competition in these markets will also continue to intensify as Sun and many of its competitors, aggressively position themselves to benefit from this shifting of customer buying patterns and demand. The Company is also facing competition from certain systems manufacturers, including Dell Computer Corporation and certain of its competitors listed above, whose products are based on microprocessors from Intel Corporation coupled with Windows NT operating system software from Microsoft Corporation. These products demonstrate the viability of certain networked personal computer solutions and have increased the competitive pressure, particularly in the Company's workstation and lower-end server product lines. Finally, the timing of introductions of new products and services by Sun's competitors may negatively impact the future operating results of the Company, particularly when such introductions occur in periods leading up to the Company's introduction of its own new enhanced products. The Company expects this pressure to continue and intensify throughout fiscal 1999. While many other technical, service and support capabilities affect a customer's buying decision, the Company's future operating results will depend, in part, on its ability to compete with these technologies.

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

MANUFACTURING AND SUPPLY

Sun uses many standard parts and components in its products and believes there are a number of competent vendors for most parts and components. However, a number of important components are developed by and purchased from single sources due to price, quality, technology or other considerations. In some cases, those components are available only from single sources. In particular, Sun is dependent on Sony Corporation for various monitors and on Texas Instruments Incorporated for different implementations of SPARC(TM) microprocessors. Certain custom silicon parts are designed by and produced on a contractual basis for Sun. The process of substituting a new producer of such parts could materially adversely affect Sun's operating results. Some suppliers of certain components, including color monitors and custom silicon parts, require long lead times such that it can be difficult for the Company to plan inventory levels of components to consistently meet demand for Sun's products. Certain other components, especially memory integrated circuits such as DRAMs, SRAMs, and VRAMs, have from time to time been subject to industry wide shortages. Future shortages of components could negatively affect the Company's ability to match supply and demand, and therefore could materially adversely impact the Company's future operating results.

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

SALES, DISTRIBUTION AND MARKETING

Generally, the computer systems sold by Sun, such as products based on UltraSPARC (TM) processors, are the result of hardware and software development, such that delays in the software development can delay the ability of the Company to ship new hardware products. In addition, adoption of a new release of an operating system may require effort on the part of the customer and porting by software vendors providing applications. As a result, the timing of conversion to a new release is inherently unpredictable. Moreover, delays by customers in adopting a new release of an operating system can limit the acceptability of hardware products tied to that release. Such delays could materially adversely affect the future operating results of the Company.

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

BUSINESS PRACTICES, PROCESSES AND INFORMATION SYSTEMS

In order to remain competitive in a rapidly changing industry, the Company is continually improving and changing its business practices, processes, and information systems. In this regard, during fiscal 1999 the Company implemented a number of new business practices and a series of related information systems across the enterprise that affect numerous operational and financial systems and processes. Although the systems were fully operational by the end of the second quarter of fiscal 1999, these systems will be further tested in the second half of the Company's fiscal year, and in particular, the fourth quarter to the extent that the Company experiences higher volumes of orders and shipments as it has typically experienced during these periods. In addition, during the balance of fiscal 1999, the Company expects to continue its efforts to optimize usage of systems capabilities, enhance user skills surrounding system features, and reduce runtime errors. However, there can be no assurance that the system will be able to support the increased volume of activities expected at the Company's fiscal year end.

The time period in which the new business practices and related information systems will be fully tested and leveraged are forward-looking statements subject to risks and uncertainties, and actual results may differ materially from those set forth above as a result of a number of risk factors. In particular, the ability to fully leverage systems capabilities are subject to a number of risks, including the complexity of the new systems themselves and the need for substantial and comprehensive employee training in connection with the adoption of such new business practices and information systems. While the Company has tested these new systems and processes in advance of their implementation and continues to monitor the systems and processes ability to support increased volumes of transactions, there are inherent limitations in the Company's ability to simulate a full-scale operating environment in advance of actual transaction volumes. Any increase in the volume of orders and shipments of products during the last half of the fiscal year may have a material adverse effect on the Company's business and operating results, if the systems and processes are unable to support the increased volume of activity. In addition, to the extent that the Company encounters problems with these new systems and practices that prevent or limit their full utilization, there could be a material adverse impact on the Company's operating results.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As the Year 2000 approaches, these code fields will need to be able to distinguish years beginning with "19" from those beginning with "20." As a result, in less than a year, computer systems and/or software products used by many companies may need to be upgraded to comply with such Year 2000 requirements. The Company is currently expending resources to review its products and services, as well as its internal use software in order to identify and modify those products, services and systems that are not Year 2000 compliant. The Company believes that the vast majority of these costs are not incremental to the Company but represent a reallocation of existing resources and include regularly scheduled system upgrades and maintenance. In addition, the Company is working to make custom coding enhancements to its internal systems (described in the above paragraphs) so that such systems will be Year 2000 compliant by the end of fiscal year 1999.

Although the Company believes that the costs associated with the aforementioned Year 2000 efforts are not material, the Company currently estimates that such costs will be approximately $35 million, of which approximately $5 million has been spent to date. The aforementioned costs are estimates due in large part to the fact that the Company does not separately track the internal labor costs associated with Year 2000 compliance, unless such costs are incurred by individuals devoted primarily to Year 2000 compliance efforts. These cost estimates do not include any potential costs related to any customer or other claim. In addition, these cost estimates are based on the current assessment of the ongoing activities described above, and are subject to change as the Company continuously monitors these activities. The Company believes any modifications deemed necessary will be made on a timely basis and does not believe that the cost of such modifications will have a material adverse effect on the Company's operating results. The Company currently expects the aforementioned evaluation of its products, services, and systems and any remediation necessary will be completed by the end of fiscal year 1999. The Company's expectations as to the extent and timeliness of any modifications required in order to achieve Year 2000 compliance and the costs related thereto are forward-looking statements subject to risks and uncertainties. Actual results may vary materially as a result of a number of factors, including, among others, those described in this section. There can be no assurance however, that the Company will be able to successfully modify on a timely basis such products, services and systems to comply with Year 2000 requirements, which failure could have a material adverse effect on the Company's operating results.

The Company has established a program to assess whether certain of its products are Year 2000 compliant. Under the program, the Company is in the process of performing tests on its products listed on the Company's price lists. To monitor this program and to help customers evaluate their Year 2000 issues the Company has created a web site at http://sun.com/y2000/cpl.html which identifies the following categories: products that were released Year 2000 compliant; products that require modifications to be Year 2000 compliant; products under review; products that are not Year 2000 compliant and need to be replaced with a Year 2000 compliant product; source code products that could be modified and implemented without Sun's review; and products that do not process or manipulate date data or have no date-related technology. This list is periodically updated as analysis of additional products is completed.

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

EURO COMPLIANCE

Eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the Euro and adopted the Euro as their common legal currency effective for the initial implementation date of January 1, 1999. The Euro trades on currency exchanges and is available for non-cash transactions, while the legacy currencies will remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, cash-less payments can be made in the Euro and parties can elect to pay for goods and services and transact business using either the Euro or the legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies.

The Company has expended and continues to expend resources to review and modify its products to support the Euro's requirements, determine pricing strategies in the new economic environment, analyze the legal and contractual implications for contracts, evaluate system capabilities, and ensure banking vendors can support the Company's operations with respect to Euro transactions for the initial implementation as of January 1, 1999 and during the transition period through to January 1, 2002 and thereafter. The Company does not expect that the introduction and use of the Euro will materially affect the Company's foreign exchange and hedging activities, expects that modifications will be made to its business operations and systems, as necessary, on a timely basis and does not believe that the cost of such modifications will have a material adverse impact on the Company's operating results. The Company's expectations as to the extent and timeliness of modifications required to accommodate the conversion to Euro transactions is a forward-looking statement subject to risks and uncertainties. Actual results may vary materially, as a result of a number of factors, including among others, those described in this paragraph. There can be no assurance that the Company will be able to complete such modifications to comply with Euro requirements, which could have a material adverse effect on the Company's operating results. In addition, the Company faces risks to the extent that vendors upon whom the Company relies and their suppliers are unable to make appropriate modifications to support Euro transactions. The Company has not yet completed its evaluation of the impact of the Euro upon its functional currency designations.

While the Company cannot predict what effect these various factors may have on its financial results, the aggregate effect of these and other factors could result in significant volatility in the Company's future performance and stock price.


LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition strengthened as of December 27, 1998 when compared with June 30, 1998. During the first six months of fiscal 1999, cash flows from operating activities generated $771.8 million in cash and cash equivalents. Non-cash expenses affecting cash provided by operating activities in the first six months of fiscal 1999 included depreciation and amortization expense of $313.4 million, tax benefits of options exercised of $96.8 million and charges for IPRD of $92 million in connection with the acquisitions of

NetDynamics, i-Planet and Bediun. Favorably impacting cash provided by operations were increases in accounts payable and other liabilities of $114.7 million and $144.5 million, respectively, which reflect the timing of payments for inventory and other items. Offsetting these items, accounts receivable increased $258.7 million which reflects an increase in days sales outstanding. Additionally, other current assets increased due to the timing of payments for insurance and other taxes. Other long-term assets increased primarily due to an increase in intangible assets in connection with the acquisition of NetDynamics.

The Company's investing activities used $907.5 million of cash in the first six months of fiscal 1999, an increase of $353 million from the prior year's comparable period. The increase resulted primary from increased acquisitions of short-term investments during the first six months of fiscal 1999, as compared with the prior year's comparable period. Also included in investing activities is capital spending for real estate development, as well as capital additions to support increased headcount, primarily in the Company's engineering, services and marketing organizations.

At December 27, 1998, the Company's primary sources of liquidity consisted of cash, cash equivalents and short-term investments of $1,572.8 million and a revolving credit facility with banks aggregating $500 million, which was available subject to compliance with certain covenants. Additionally, on October 16, 1997, the Company filed a Registration Statement with the Securities and Exchange Commission relating to the registration for public offering of senior and subordinated debt securities and common stock with an aggregate initial public offering price of up to $1 billion. On October 24, 1997, the Registration Statement became effective, so that the Company may now choose to offer, from time to time, the securities pursuant to Rule 415 in one or more separate series, in amounts, at prices and on terms to be set forth in the prospectus contained in the Registration Statement and in one or more supplements to the prospectus. The Company believes that the liquidity provided by existing cash and short-term investment balances and the borrowing arrangements described above will be sufficient to meet the Company's capital requirements through fiscal 1999. However, the Company believes the level of financial resources is a significant competitive factor in its industry and may choose at any time to raise additional capital through debt or equity financing to strengthen its financial position, facilitate growth and provide the Company with additional flexibility to take advantage of business opportunities that may arise.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On October 7, 1997, the Company filed suit against Microsoft Corporation in the United States District Court for the Northern District of California alleging breach of contract, trademark infringement, false advertising, unfair competition, interference with prospective economic advantage and inducing breach of contract. The Company filed an amended complaint on October 14, 1997. Microsoft Corporation filed its answer, affirmative defenses and counterclaims to the amended complaint. The counterclaims include breach of contract, breach of the covenant of good faith and fair dealing, violation of the California Business & Professions Code and declaratory judgment. The Company believes that the counterclaims are without merit and/or that the Company has affirmative defenses and intends vigorously to defend itself with respect thereto. On March 24, 1998 the United States District Court judge ruled in favor of the Company granting a preliminary injunction directing Microsoft Corporation to cease using the Company's Java Compatible Logo(TM) on Microsoft products that failed to pass the applicable test suites from Sun. In addition, on May 12, 1998, the Company filed a second amended complaint alleging copyright infringement by Microsoft and motions requesting further preliminary injunctive relief directed against the planned release by Microsoft of additional products that failed to pass the applicable test suites from Sun. The Court held hearings and arguments on such motions on September 8, 9, and 10, 1998. On November 17, 1998, the District Court issued an Order granting, in substantial part, Sun's request for preliminary injunctions. On December 15, 1998 Microsoft filed notice of its intent to appeal the District Court's Order and on December 18, 1998 Microsoft filed Motions with the District Court to extend the time for compliance with the Order and to clarify or modify the Order. On December 29, 1998 the District Court issued a further Order directing the parties to schedule a settlement conference with respect to certain issues before a designated Magistrate or mutually selected individual. On January 13, 1999, Microsoft filed an appeal to the District Court's Order issued on November 17, 1998. The Company believes that the outcome of this matter will not have a material adverse impact on Sun's financial condition, results of operations or cash flows in any given fiscal year.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 11, 1998 the Annual Meeting of Stockholders of the Company was held in Menlo Park, California. The results of voting of the 313,381,495 shares of Common Stock represented at the meeting or by proxy are described below.

     An election of directors was held with the following individuals being elected to the Board of Directors of the Company:

Name                             Shares Voted For         Votes Withheld
----                             ----------------         --------------
Scott G. McNealy                   314,513,658              1,581,681
L. John Doerr                      305,306,845              10,788,494
Judith L. Estrin                   314,554,906              1,540,433
Robert J. Fisher                   314,551,674              1,543,665
Robert L. Long                     314,544,221              1,551,118
M. Kenneth Oshman                  314,556,052              1,539,287
A. Michael Spence                  314,511,203              1,584,136

     The seven nominees who received the highest number of votes (all of the above individuals) were elected to the Board of Directors.

     The stockholders approved an amendment to the Company's 1990 Long-Term Equity Incentive Plan in order to increase the number of shares of Common Stock authorized for issuance thereunder by 18,000,000 shares of Common Stock to an aggregate of 119,400,000 shares. There were 193,531,834 votes cast for the amendment, 121,004,835 votes cast against the amendment and 1,558,670 abstentions.

     The stockholders approved an amendment to the Company's 1988 Directors' Stock Option Plan in order to decrease the number of shares of Common Stock subject to the one-time automatic nonemployee director grant (granted on the date of the initial appointment of a director who is not affiliated with an entity having an equity investment in the Company) from 80,000 shares to 30,000 shares. There were 259,580,690 votes cast for the amendment, 54,345,777 votes cast against the amendment and 2,168,872 abstentions.

ITEM 5 - OTHER INFORMATION

a) SCHEDULE OF SALES BY EXECUTIVE OFFICERS DURING THE QUARTER

     None

b) NON-RULE 14a-8 STOCKHOLDER PROPOSALS

Proposals of the Company's stockholders that such stockholders intend to present at the Company's 1999 Annual Meeting of Stockholders (the "Annual Meeting"), but not included in the Company's Proxy Statement and form of Proxy related to the Annual Meeting (a "Non-Rule 14a-8 Proposal"), must be received by the Company's Secretary at the Company's offices at 901 San Antonio Road, Palo Alto, California 94303 no later than September 13, 1999 and no earlier than August 12, 1999. In the event that the Company does not receive timely notice with respect to a Non-Rule 14a-8 Proposal, management of the Company would use its discretionary authority to vote the shares it represents as the Board of Directors may recommend.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a)   EXHIBITS

          10.64       Registrant's 1998 Directors' Stock Option Plan as amended on
                      August 12, 1998.

          10.66(1)    Registrant's 1990 Long-Term Equity Incentive Plan, as amended on August 12, 1998.

          10.93+      Strategic Development and Marketing Agreement dated November 23,
                      1998 by and between America Online, Inc. and the Registrant.

          27.0        Financial Data Schedule for the period ended December 27, 1998.

     + Confidentiality Treatment Requested.

     (1) Incorporated by reference to Exhibit 4.2 filed as an exhibit to Registrant's Amendment No. 1 to Registration Statement Form S-8/A file number 333-67183 filed with the Securities and Exchange Commission on January 26, 1999.

     b)   REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended December 27, 1998.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk disclosures set forth in the 1998 Form 10-K have not changed significantly through the quarter ended December 27, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SUN MICROSYSTEMS, INC.


                                      BY

                                        /s/ Michael E. Lehman
                                        ----------------------------------------
                                        Michael E. Lehman
                                        Vice President, Corporate Resources
                                        and Chief Financial Officer



                                        /s/ George Reyes
                                        ----------------------------------------
                                        George Reyes
                                        Vice President and Corporate Controller,
                                        Chief Accounting Officer



Dated: February 8, 1999

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                                                        PAGE
-------                                                                       ----
10.64       Registrant's 1998 Directors' Stock Option Plan as amended on
            August 12, 1998.

10.66(1) Registrant's 1990 Long-Term Equity Incentive Plan, as amended on August 12, 1998.

10.93+      Strategic Development and Marketing Agreement dated November 23,
            1998 by and between America Online, Inc. and the Registrant.

27.0        Financial Data Schedule for the period ended December 27, 1998.

        + Confidentiality Treatment Requested.

        (1) Incorporated by reference to Exhibit 4.2 filed as an exhibit to Registrant's Amendment No. 1 to Registration Statement Form S-8/A file number 333-67183 filed with the Securities and Exchange Commission on January 26, 1999.