Form 10-Q
period 1999-03-28
SUN MICROSYSTEMS INC
filed 1999-05-05
CIK 709519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 28, 1999 or

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

                             YES [ ]     NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

               CLASS                               OUTSTANDING AT MARCH 28, 1999
Common Stock - $0.00067 par value                          773,862,552

                                      INDEX




                                                                              PAGE
                                                                              ----
COVER PAGE                                                                      1

INDEX                                                                           2

PART I - FINANCIAL INFORMATION

        Item 1 - Financial Statements
               Condensed Consolidated Balance Sheets                            3
               Condensed Consolidated Statements of Income                      4
               Condensed Consolidated Statements of Cash Flows                  5
               Notes to Condensed Consolidated Financial Statements             7

        Item 2 - Management's Discussion and Analysis of
               Results of Operations and Financial Condition                   11

PART II - OTHER INFORMATION
        Item 1 - Legal Proceedings                                             29
        Item 5 - Other Information                                             29
        Item 6 - Exhibits and Reports on Form 8 - K                            31
        Item 7A - Quantitative and Qualitative Disclosures about
                     Market Risk                                               32
SIGNATURES                                                                     33

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             SUN MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                     March 28,        June 30,
                                                        1999            1998
                                                    -----------     -----------
                                                    (unaudited)
ASSETS
Current assets:
        Cash and cash equivalents                   $   707,403     $   822,267
        Short-term investments                        1,291,438         476,185
        Accounts receivable, net                      2,211,592       1,845,765
        Inventories                                     311,842         346,446
        Deferred tax assets                             380,113         371,841
        Other current assets                            398,553         285,021
                                                    -----------     -----------
           Total current assets                       5,300,941       4,147,525
Property, plant and equipment, at cost                2,669,308       2,257,228
Accumulated depreciation and amortization            (1,163,260)       (956,616)
                                                    -----------     -----------
                                                      1,506,048       1,300,612
  Other assets, net                                     702,285         262,925
                                                    -----------     -----------
                                                    $ 7,509,274     $ 5,711,062
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Short-term borrowings                         $    17,560     $     7,169
      Accounts payable                                  720,742         495,603
      Accrued liabilities                             1,468,270       1,166,491
      Income taxes payable                              239,700         188,641
      Other current liabilities                         352,258         264,967
                                                    -----------     -----------
             Total current liabilities                2,798,530       2,122,871
Deferred income taxes and other obligations             299,598          74,563
Total stockholders' equity                            4,411,146       3,513,628
                                                    -----------     -----------
                                                    $ 7,509,274     $ 5,711,062
                                                    ===========     ===========


                             See accompanying notes.

                             SUN MICROSYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)


                                               Three Months Ended        Nine Months Ended
                                            -----------------------   -----------------------
                                             March 28,    March 29,    March 28,    March 29,
                                               1999         1998         1999         1998
                                            ----------   ----------   ----------   ----------
Net revenues:
      Products                              $2,526,612   $2,067,282   $7,067,470   $6,077,162
      Services                                 409,416      293,646    1,144,182      832,613
                                            ----------   ----------   ----------   ----------
Total net revenues                           2,936,028    2,360,928    8,211,652    6,909,775
                                            ----------   ----------   ----------   ----------
Cost and expenses:
      Cost of sales-products                 1,170,043      933,499    3,279,780    2,792,127
      Cost of sales-services                   226,481      168,137      680,291      508,573
      Research and development                 323,144      252,770      909,906      734,616
      Selling, general and administrative      803,852      672,606    2,263,043    1,984,549
      Purchased in-process research and
             development                        28,700         --        120,700      162,284
                                            ----------   ----------   ----------   ----------
          Total costs and expenses           2,552,220    2,027,012    7,253,720    6,182,149
Operating income                               383,808      333,916      957,932      727,626
Interest income, net                            22,355       12,366       58,016       33,134
                                            ----------   ----------   ----------   ----------
Income before income taxes                     406,163      346,282    1,015,948      760,760
Provision for income taxes                     144,960      114,273      379,784      270,886
                                            ----------   ----------   ----------   ----------
Net income                                  $  261,203   $  232,009   $  636,164   $  489,874
                                            ==========   ==========   ==========   ==========

Net income per common
      share - basic                         $     0.34   $     0.31   $     0.83   $     0.66
                                            ==========   ==========   ==========   ==========
Net income per common
      share - diluted                       $     0.32   $     0.29   $     0.79   $     0.62
                                            ==========   ==========   ==========   ==========

Shares used in the calculation of
      net income per share - basic             769,982      749,048      763,170      746,974
                                            ==========   ==========   ==========   ==========
Shares used in the calculation of
      net income per share - diluted           823,490      789,274      809,756      788,644
                                            ==========   ==========   ==========   ==========



                           See accompanying notes.

                             SUN MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                         Nine Months Ended
                                                                     ------------------------
                                                                      March 28,     March 29,
                                                                         1999          1998
                                                                     -----------    ---------
Cash flows from operating activities:
      Net income                                                     $   636,164    $ 489,874
      Adjustments to reconcile net income to operating cash flows:
             Depreciation and amortization                               450,102      292,446
             Tax benefit of options exercised                            165,633      106,399
             Purchased in-process research and development               120,700      162,284
             Net increase in accounts receivable                        (357,817)      (7,025)
             Net decrease in inventories                                  35,237      (32,657)
             Net increase in accounts payable                            223,021       15,353
             Net increase in other current
                    and non-current assets                              (443,037)    (114,747)
             Net increase in other current
                    and non-current liabilities                          655,058       54,002
                                                                     -----------    ---------
Net cash provided from operating activities                            1,485,061      965,929
                                                                     -----------    ---------
Cash flows from investing activities:
      Acquisition of property, plant and equipment                      (512,623)    (571,379)
      Acquisition of spare parts and other assets                        (90,377)     (84,918)
      Payments for acquisitions, net of cash acquired                   (130,300)    (227,655)
      Acquisition of short-term investments                           (1,528,960)    (460,278)
      Sale of short-term investments                                     443,080      252,916
      Maturities of short-term investments                               251,829      318,116
                                                                     -----------    ---------
Net cash used by investing activities                                 (1,567,351)    (773,198)
                                                                     -----------    ---------
Cash flows from financing activities:
      Issuance of common stock, net                                      125,338       58,872
      Acquisition of treasury stock                                     (218,679)    (224,002)
      Proceeds from employee stock purchase plans                         58,540       61,905
      Net proceeds (reduction) of short-term borrowings and
       other obligations                                                   2,227      (92,911)
                                                                     -----------    ---------
Net cash used by financing activities                                    (32,574)    (196,136)
                                                                     -----------    ---------
Net decrease in cash and cash equivalents                               (114,864)      (3,405)
                                                                     -----------    ---------
Cash and cash equivalents, beginning of period                           822,267      660,170
                                                                     -----------    ---------
Cash and cash equivalents, end of period                             $   707,403    $ 656,765
                                                                     ===========    =========

                             SUN MICROSYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (unaudited)
                                 (in thousands)

                                                              Nine Months Ended
                                                            ----------------------
                                                            March 28,    March 29,
                                                              1999         1998
                                                            --------     --------
Supplemental disclosures of cash flow information:
        Cash paid during the period for:
        Interest                                            $    628     $    388
        Income taxes                                        $ 82,002     $ 55,503
Supplemental schedule of non-cash investing activities:
        Stock issued in conjunction with an acquisition     $144,483         --
        Fair value of assets acquired                       $305,242     $284,294
        Cash paid for assets                                $134,895     $233,111
        Liabilities assumed                                 $ 25,864     $ 51,183


























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

        The Company announced a two-for-one stock split on January 21, 1999, effected in the form of a stock dividend, and paid at the close of business April 8, 1999 to stockholders of record on March 18, 1999. All earnings per share amounts, references to common stock, and stockholders' equity amounts have been restated as if the stock dividend had occurred as of the earliest period presented.

INVENTORIES (IN THOUSANDS)

                                                March 28, 1999       June 30, 1998
                                                --------------       -------------
Raw materials                                      $ 97,316             $ 92,197

Work in process                                      37,363               58,765

Finished goods                                      177,163              195,484
                                                   --------             --------
                                                   $311,842             $346,446
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

In June 1998, Financial Accounting Standard No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities" was issued and is effective for all fiscal years beginning after June 15, 1999. FAS 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company will comply with the requirements of FAS 133 in fiscal year 2000. The Company does not expect the adoption will be material to the Company's financial position or results of operations.

COMPREHENSIVE NET INCOME

As of July 1, 1998, the Company adopted Financial Accounting Standards No. 130 ("FAS 130") , "Reporting Comprehensive Income." FAS 130 establishes new rules for the reporting and display of comprehensive net income and its components, however, it has no impact on the Company's net income or stockholders' equity. FAS 130 requires foreign currency translation adjustments and changes in fair value of available for sale securities, which prior to adoption were reported in stockholders' equity, to be included in comprehensive income.

The components of comprehensive net income, net of tax, are as follows:

                                            Three Months Ended          Nine Months Ended
                                         -----------------------     -----------------------
                                         March 28,     March 29,     March 28,     March 29,
                                            1999          1998          1999          1998
                                         ---------     ---------     ---------     ---------
Net income                               $ 261,203     $ 232,009     $ 636,164     $ 489,874
Change in unrealized gain (loss) on
        available for sale securities        1,839         5,681       (18,798)       15,273
Change in cumulative translation
        adjustment                          (7,253)      (11,283)       (5,052)      (12,905)
                                         ---------     ---------     ---------     ---------
Comprehensive net income                 $ 255,789     $ 226,407     $ 612,341     $ 492,242
                                         =========     =========     =========     =========


ACQUISITIONS

The Company completed four acquisitions during each of the nine months ended March 28, 1999 and March 27, 1998 which were all accounted for under the purchase method of accounting. Pro forma results of operations have not been presented for any of the acquisitions because the effects of these acquisitions were not material to the Company on either an individual or an aggregate basis. The results of operations of each acquisition are included in the Company's consolidated statements of income from the date of each acquisition and were not material to the Company on either an individual or an aggregate basis.

The Company calculated amounts allocated to in-process research and development ("IPRD") using established valuation techniques in the high technology industry and expensed such amounts in the quarter that each such acquisition was consummated because technological feasibility of the in-process technologies so acquired had not been achieved and no alternative future uses had been established. The income approach Sun utilized gave consideration to relevant market size and growth factors, expected industry trends, the nature and timing of new product introductions by Sun and its competitors, individual product sales cycles and the estimated life of each product's underlying technology.

The Company allocated the excess purchase price over the estimated value of the net tangible assets acquired to various intangible assets, consisting primarily of developed technology and goodwill, as well as other goodwill-like assets, including customer base and assembled workforce. The values assigned to developed technologies related to each acquisition were based upon future discounted cash flows related to the existing products' projected income streams. The values of the customer bases were determined based upon the value of existing relationships and the expected revenue stream. The values of the assembled workforces were based upon the cost to replace those workforces. Amounts allocated to goodwill, developed technology, and other intangibles are amortized on a straight-line basis over periods ranging from two to five years.

On August 28, 1998, the Company completed its acquisition of NetDynamics, Inc. ("NetDynamics"), a company conducting development, engineering and testing activities associated with the completion of a new enterprise application platform product. Sun acquired all of the outstanding capital stock of NetDynamics by means of a merger transaction pursuant to which all the shares of NetDynamics capital stock were converted into the right to receive shares of Sun common stock based upon an agreed-upon exchange ratio which was calculated using an agreed-upon average market price for Sun common stock. The Company issued 2,746,785 shares of Sun common stock (with a fair market value of $48.26875 per share) as consideration for the acquisition. Additionally Sun issued approximately 568,000 stock options in exchange for NetDynamics stock options previously outstanding, including approximately 172,000 Sun options in exchange for vested NetDynamics stock options, with terms similar to Sun stock options. The fair value of the Sun stock options exchanged for rights to vested NetDynamics stock options at the time of the acquisition was included as part of the purchase price. The excess purchase price over the estimated fair value of net tangible assets has been allocated to various intangible assets, primarily consisting of developed technology ($20 million), goodwill ($36.2 million), customer base ($10 million) and assembled workforce ($2 million). In addition to the intangible assets acquired, an $80 million charge representing the write-off of IPRD was recorded.

On September 28, 1998, the Company completed its acquisition of i-Planet, Inc. ("i-Planet"), a company conducting development, engineering and testing activities associated with the completion of a new Java(TM) technology based remote Internet access product. Sun acquired all of the outstanding capital stock of i-Planet by means of a merger transaction pursuant to which all the shares of i-Planet capital stock were converted into the right to receive cash for total consideration of $30 million, including $1.2 million associated with vested stock options. The excess purchase price over the estimated fair value of net tangible assets has been allocated to various intangible assets, primarily consisting of developed technology of $3.3 million and various goodwill and goodwill-like assets totaling $18.3 million. In addition to the intangible assets acquired, an $8.4 million charge representing the write-off of IPRD was recorded.

On October 16, 1998, the Company completed its acquisition of Beduin Communications Incorporated ("Beduin"), a company conducting development engineering and testing activities associated with the completion of a suite of smart device products. Sun acquired all of the outstanding capital stock of Beduin by means of a share purchase transaction pursuant to which all the shares of Beduin capital stock were converted into the right to receive cash for total consideration of $8.4 million. The excess purchase price over the estimated fair value of net tangible assets has been allocated to various intangible assets, primarily consisting of developed technology of $3.1 million and various goodwill and goodwill-like assets totaling $1.4 million. In addition to the intangible assets acquired, a $3.6 million charge was recorded, representing the write-off of IPRD.

On January 22, 1999, the Company acquired all of the outstanding capital stock of Maxstrat Corporation ("Maxstrat"), by means of a merger transaction pursuant to which all of the shares of Maxstrat capital stock were converted into the right to receive cash for total consideration of $101.5 million, net of cash received of $18.7 million and including $2.5 million associated with vested stock options. The excess purchase price over the estimated fair value of net tangible assets has been allocated to various intangible assets, primarily consisting of developed technology of $8.6 million and goodwill and goodwill-like assets totaling $61.5 million. In addition to the intangible assets acquired, the Company recorded a $28.7 million charge, representing the write-off of IPRD.

The Company completed four acquisitions during the nine months ended March 27, 1998. On November 24, 1997, the Company completed its acquisition of Encore Computer Corporation's Storage Products Business ("Encore") for total consideration of $186.2 million. Encore was conducting development and engineering activities associated with its Intershare and DASD-NET products (the "Encore Products") for the computer mainframe/open systems storage market. The acquired technology of the Encore Products will facilitate the Company's efforts to develop a high-end "intelligent" storage product, which can be modified to address the low-end storage market. On October 21, 1997 the Company completed its acquisition of Chorus Systems, S.A. ("Chorus") for total consideration of $26.5 million. Chorus was conducting development, engineering and testing activities associated with certain software products which will allow the Company to create a robust product line leveraging the Java programming language, including a tool set and flash file system, as well as embedded operating systems. On September 22, 1997, the Company completed its acquisition of Integrity Arts, Inc. ("Integrity Arts"), a company developing a smart card Application Programming Interface ("API"), for total consideration of $30.2 million. An API defines the concepts, terms and structures of a software platform that can be followed by application designers and architects and describes application functionality, data management principles, communication principles, and network infrastructure. Integrity Arts was also developing the related smart card and terminal run-time software modules, software development tools, card application architectures, and data security software. On August 22, 1997, the Company completed its acquisition of Diba, Inc. ("Diba") for total consideration of $29.7 million. Diba was conducting development and engineering activities associated with the completion of a consumer information appliance which will offer improved performance and efficiency by allowing processing of software applications at either the local area network located in the consumer's home or at another location.


SUN MICROSYSTEMS, INC. AND AMERICA ONLINE, INC. STRATEGIC DEVELOPMENT AND MARKETING AGREEMENT

On November 23, 1998, Sun and America Online, Inc. ("AOL") entered into a Strategic Alliance consisting of several agreements between the parties, including a Strategic Development and Marketing Agreement ("SDMA"). The SDMA became effective on March 17, 1999 in accordance with its terms upon the consummation of AOL's acquisition of Netscape Communications, Inc. ("Netscape"). Under terms of the SDMA, AOL and Sun committed to collaboratively develop, market and sell client and server software and collaboratively develop an AOL specific Java environment that will enable AOL services to be accessed through a variety of hardware devices. The SDMA provides that over a three year period, AOL will develop and market, together with Sun, client software and network application and server software based in part on the Netscape code, on Sun code and technology, and on certain AOL services features to business enterprises. In addition, AOL and Sun have agreed to coordinate their sales efforts and share revenues with respect to designated collaboratively developed client software and network application and server software and associated services.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth items from the Condensed Consolidated Statements of Income as a percentage of total net revenues:


                                         Three Months Ended    Nine Months Ended
                                        --------------------  ---------------------
                                        March 28,  March 29,  March 28,   March 29,
                                           1999       1998      1999        1998
                                          -----      -----      -----      -----
Net revenues:
        Products                           86.1%      87.6%      86.1%      88.0%
        Services                           13.9       12.4       13.9       12.0

                                          -----      -----      -----      -----
Total net revenues                        100.0      100.0      100.0      100.0
                                          -----      -----      -----      -----
Cost of sales:
        Products                           39.9       39.6       39.9       40.4
        Services                            7.7        7.1        8.3        7.4

                                          -----      -----      -----      -----
Total cost of sales                        47.6       46.7       48.2       47.8
                                          -----      -----      -----      -----
        Gross margin                       52.4       53.3       51.8       52.2

Research and development                   11.0       10.7       11.1       10.6

Selling, general and administrative        27.4       28.5       27.6       28.7

Purchased in-process research
        and development                     1.0        0.0        1.5        2.3
                                          -----      -----      -----      -----
Operating income                           13.1       14.1       11.7       10.5

Interest income, net                        0.7        0.3        0.7        0.5
                                          -----      -----      -----      -----
Income before income taxes                 13.8       14.4       12.4       11.0

Provision for income taxes                  4.9        4.9        4.7        3.9
                                          -----      -----      -----      -----
        Net income                          8.9%       9.5%       7.7%       7.1%
                                          =====      =====      =====      =====


The following sections contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below, specifically those contained in "Future Operating Results" identify important factors that could cause actual results over the next few quarters to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for the Company's products, adverse business conditions, decreased or lack of growth in the computing industry, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, risks associated with foreign operations (including the downturn of economic trends and unfavorable currency movements in the Asia Pacific and Latin American marketplaces), risks associated with the Company's efforts to comply with Year 2000 requirements, risks associated with the Company's new business practices, processes and information systems.

RESULTS OF OPERATIONS

NET REVENUES

Net revenues were $2,936 million for the third quarter of fiscal 1999 and $8,211.7 million for the first nine months of fiscal 1999, representing increases of 24.4% and 18.8%, respectively, over the corresponding periods of fiscal 1998.

Sun's products net revenues were $2,526.6 million for the third quarter of fiscal 1999, an increase of $459.3 million or 22.2% over the third quarter of fiscal 1998. Net product revenues were $7,067.5 million for the nine months ended March 28, 1999, an increase of $990.3 million or 16.3% over the corresponding period of fiscal 1998. Substantially all of the growth in products revenues for the quarter ended March 28, 1999 resulted from strong demand for Sun's enterprise and workgroup servers, and to a lesser extent from increased revenues generated by Sun's storage products. More than half of the growth in products revenues for the nine month period ended March 28, 1999 resulted from strong demand for workgroup servers and to a lesser extent, the Company's low-end desktop and storage products. The growth in products revenue in both the quarter and year to date periods was partially offset by a decline in high-end desktop product volumes as the result of a shift in customer purchasing patterns towards low-end desktop products and workgroup servers.

Sun's services net revenues were $409.4 million for the third quarter of fiscal 1999, an increase of $115.8 million or 39.4% over the third quarter of fiscal 1998. Net revenues from services were $1,144.2 million for the nine months ended March 28, 1999, an increase of $311.6 million or 37.4% over the corresponding period of fiscal 1998. The increases in services revenues are primarily the result of a shift in product mix toward premium priced contracts and a larger installed product base due to increased product unit sales, as well as increased revenues associated with Sun's professional and educational services.

Domestic net revenues increased by 22% and 17.3 % in the third quarter and first nine months of fiscal 1999, respectively. International net revenues (including United States exports) grew 26.7% and 20.4% in the third quarter and first nine months of fiscal 1999, respectively, compared with the corresponding periods of fiscal 1998. In US dollars, European net revenues increased 23.6% and 26.9%, Rest of World (ROW) net revenues increased 26.8% and 16%, and Japanese net revenues increased 35% and 9.2%, in the third quarter and first nine months of fiscal 1999, respectively, when compared with the corresponding periods of fiscal 1998. The increases in Europe and the ROW are due to demand for Sun's network computing products and services. For the quarter ended March 28, 1999, demand was particularly strong in Germany and certain southern European countries, while relatively unchanged in the United Kingdom and certain Northern European countries in relation to the prior year's comparable period. For the nine months ended March 28, 1999, Sun experienced continued growth on a year over year basis in all European regions, with the strongest growth in Germany and Southern Europe. Although Sun has experienced US dollar revenue growth in the European marketplace on both a year over year and quarter over quarter basis in relation to the prior year's comparable periods, there can be no assurance that such trends will continue. In particular, if capital spending declines in certain countries or industries as the result of Year 2000 spending concerns or other economic factors, the Company's result from operations and cash flows could be adversely impacted. The Company attributes the increase in Japanese revenues in the third quarter and nine months ended March 28, 1999 primarily to increased demand within the region for Sun's products, rather than a sign of strengthening in the Asian economies. Sun remains cautious with regard to the Japanese market and does not expect the current Japanese macroeconomic trends to change significantly or materially in the near term. The foregoing is a forward-looking statement that is subject to risks and uncertainties, and actual results may differ materially from those set forth in such statement as the result of a number of factors. In particular, if the Japanese economy significantly worsens in a quarter or declines over an extended period of time, the Company's results from operations and cash flows could be adversely affected.

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


GROSS MARGIN

Total gross margin was 52.4% for the third quarter of fiscal 1999 and 51.8% for the first nine months of fiscal 1999, compared with 53.3% and 52.2%, respectively, for the corresponding periods of fiscal 1998.

Products gross margin was 53.7% in the third quarter of fiscal 1999 and 53.6% for the first nine months of fiscal 1999, compared with 54.8% and 54.1 %, respectively, for the corresponding periods of fiscal 1998. The decreases in the products gross margin for the third quarter and first nine months of fiscal 1999 reflect the effects of increased volumes of lower margin low-end desktop products and certain workgroup servers. These decreases in products gross margin are partially offset by an increased volume of higher margin richly configured enterprise servers and a reduction in manufacturing costs. There could be a further downward impact upon products gross margins as the result of continued shifts in customer purchasing patterns towards low-end desktop products and workgroup servers.

Services gross margin was 44.7% for the third quarter of fiscal 1999 and 40.5% for the first nine months of fiscal 1999, compared with 42.7% and 38.9%, respectively, for the corresponding periods of fiscal 1998. The increases in services gross margin for the third quarter and first nine months of fiscal 1999 reflect increased market penetration in Enterprise datacenter accounts, an overall shift in service contract product mix toward premium priced contract offerings resulting from a larger installed base of high-end server products, increased enrollment in training courses, increased utilization of customer training facilities, continued growth in professional services, and increased economies of scale in certain geographic markets. The quarter over quarter increase in services gross margin was greater than the year over year increase, partially due to further realization of benefits related to infrastructure investments by the Company in its services business in fiscal 1998 and early fiscal 1999. There can be no assurance that services gross margins will continue to grow at a rate consistent with rates previously realized.

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

RESEARCH AND DEVELOPMENT

Research and development (R&D) expenses increased to $323.1 million in the third quarter of fiscal 1999, compared with $252.8 million for the third quarter of fiscal 1998. R&D expenses were $909.9 million for the first nine months of fiscal 1999, compared with $734.6 million for the corresponding period of fiscal 1998. As a percentage of total net revenues, R&D expenses were 11.0% and 11.1% for the third quarter and first nine months of fiscal 1999, respectively, compared with 10.7 % and 10.6% for the third quarter and first nine months of fiscal 1998, respectively. Both the dollar and percentage increase in R&D expenses in the third quarter and first nine months of fiscal 1999 over the corresponding periods in fiscal 1998 primarily reflects increased expenditures focused on the development of a broad line of scaleable hardware products, including servers, workstations and storage technologies, software products which utilize the Java (TM) platform, Solaris (TM) operating environment software and SPARC (TM) microprocessors. The remaining increase in R&D expenses is due to further development of products acquired through acquisitions and increased compensation and compensation related costs due primarily to higher levels of R&D staffing. The increase in R&D expenses reflects the Company's belief that to maintain its competitive position in a market characterized by rapid rates of technological advancement, the Company must continue to invest significant resources in new systems, software products and microprocessor development, as well as enhancements to existing products. The Company continues to expect the level of R&D expenses to remain at approximately 11% of revenue for fiscal 1999. The foregoing is a forward-looking statement that is subject to risks and uncertainties and actual results could differ materially from those set forth in such statement as a result of a number of factors. In particular, the Company's costs of product development and related compensation expenses could increase.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses increased to $803.9 million in the third quarter of fiscal 1999, compared with $672.6 million for the third quarter of fiscal 1998. SG&A expenses were $2,263 million for the first nine months of fiscal 1999, compared with $1,984.5 million for the corresponding period of fiscal 1998. As a percentage of total net revenues, SG&A expenses decreased to 27.4% and 27.6% for the third quarter and first nine months of fiscal 1999, respectively, from 28.5% and 28.7%, for the third quarter and first nine months of fiscal 1998, respectively. Overall SG&A spending increased by approximately $131.2 million or 19.5% in the third quarter of fiscal 1999 in comparison with the same period of fiscal 1998. For the nine month period ended March 28, 1999, overall SG&A spending increased by approximately $278.5 million or 14% in comparison to the corresponding period of fiscal 1998. The dollar increases in fiscal 1999 are primarily attributable to increased compensation and compensation related expenses resulting from higher levels of headcount, principally in the sales organization, annual salary adjustments and to a lesser extent marketing costs related to promotional programs and increased goodwill amortization expense resulting from several acquisitions. The dollar increase for the nine months ended March 28, 1999 also reflects investments aimed at improving Sun's own business processes. The Company expects to continue to hire personnel, although at a lower rate than in fiscal 1998, to further expand its demand creation programs and support organizations.


PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

The following paragraphs contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding the Company's expectations, including percentage of completion, expected product release dates, dates for which the Company expects to begin generating benefits from projects, expected product capabilities and product life cycles, costs and efforts to complete projects, growth rates, projected revenue and expense information used by the Company to calculate discounted cash flows and discount rates. These forward-looking statements involve risks and uncertainties, and the cautionary statements including those set forth below and in "Future Operating Results" identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statement. Such factors include but are not limited to, delays in the development of in-process technologies or the release of products into the market, the complexity of the technology, the Company's ability to successfully manage product introductions, lack of customer acceptance, competition and changes in technological trends, and market or general economic conditions. In addition, there can be no assurance that any of the new products discussed below will be completed, that such products will meet either technological or commercial success or that the Company will receive any economic benefit from such products as a result of delays in the development of the technology, the complexity of the technology, changes in customer needs, or for other reasons, including those described above.

Purchased in-process research and development ("IPRD") of $28.7 million and $120.7 million in the third quarter and first nine months of fiscal 1999, respectively, represent the write-off of purchased IPRD associated with the Company's acquisitions of Maxstrat Corporation ("Maxstrat") in the third quarter of fiscal 1999, i-Planet, Inc. ("i-Planet") and Beduin Communications, Inc. ("Beduin") in the second quarter of fiscal 1999, and NetDynamics in the first quarter of fiscal 1999 (collectively the "Acquired Companies"). A description of the acquired IPRD, including the assumptions made by the Company in its valuation analysis, as well as the status of the efforts to date related to the acquired IPRD for each of the Acquired Companies, has been set forth below. Additionally, Sun has provided updated information concerning the status of IPRD technology acquired prior to fiscal 1999. Also see the Acquisitions footnote to the condensed consolidated financial statements.

Purchased IPRD of $162.3 million in the first nine months of fiscal 1998 represents the write-off of purchased IPRD associated with the Company's acquisitions of Chorus Systems S.A. ("Chorus"), and the storage products business of Encore Computer Corporation ("Encore") in the second quarter of fiscal 1998 and Diba, Inc. ("Diba") and Integrity Arts, Inc.
("Integrity Arts") in the first quarter of fiscal 1998.

In response to recent actions and comments from the Securities and Exchange Commission regarding its views on the application of valuation methodologies to purchased IPRD, the Company has expanded its disclosures related to acquisitions involving IPRD charges for each of the Acquired Companies. The Company believes it is in compliance with all of the rules and related guidance as they currently exist. However, there can be no assurance that the Commission will not seek to reduce the amount of purchased IPRD previously expensed by the Company. This would result in the restatement of previously filed financial statements of the Company and could have a material adverse impact on financial results for periods subsequent to acquisitions.

Overall Valuation of IPRD

The Company calculated amounts allocated to IPRD using established valuation techniques in the high technology industry and expensed such amounts in the quarter that each such acquisition was consummated because technological feasibility had not been achieved and no alternative future uses had been established. The valuation technique utilized gave consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by Sun and its competitors, individual product sales cycles, and the estimated life of each product's underlying technology.

The Company assigned values to developed technologies related to each acquisition based upon future discounted cash flows related to each of the existing product's projected income stream. The discount rates used in the present value calculations were generally derived from a weighted average cost of capital, adjusted upward to reflect the additional risks inherent in the development life cycle, including the useful life of the technology, profitability levels of the technology, and the uncertainty of technology advances that were known at the date of each acquisition. The Company does not expect to achieve a material amount of expense reductions or synergies, therefore the valuation assumptions do not include significant anticipated cost savings.


Status of IPRD technology acquired prior to fiscal 1999

With respect to the Company's acquisitions completed in the three years ended June 30, 1998, with the exception of Encore and IMP which are discussed separately below, management believes that the projections the Company used in performing its valuations with respect to each acquisitions are still valid, in all material respects, however, there can be no assurance that the projected results will be achieved. Management expects to continue the development of each project and believes that there is a reasonable chance of successfully completing such development efforts. However, there is risk associated with the completion of the in-process projects and there can be no assurance that any project will meet with either technological or commercial success. Failure to successfully develop and commercialize these in-process projects would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of other intangible assets acquired may become impaired. As of March 28, 1999 and for the three and nine months then ended, the impact upon the Company's consolidated results of operations or financial position with respect to the success or lack thereof related to any acquisition, individually or in aggregate, is not considered material, except as discussed below.

The Company acquired Encore, a company which was conducting development and engineering activities associated with its Intershare and DASD-NET products (the "Encore Products") on November 24, 1997. Sun anticipated that completion of the Encore Products would help the Company establish a viable position in the computer mainframe/open systems storage market. In addition, Encore's current products and technology would help facilitate efforts to develop a high end "intelligent" storage product, which can also be modified to address the low-end storage market. As of the date of the acquisition, the release of the Encore products was expected to commence in fiscal 1999, at which time the Company expected to generate economic benefits from the value of the development associated with the IPRD. At the acquisition date, Encore needed to perform substantial development efforts before reaching technological feasibility. These efforts include converting the box-system architecture to a storage-area-network, developing an alternative to the interconnect technology used by Encore which will provide the price and performance required to compete within the market place, and resolving several design issues during the porting phase of development.

As of March 28, 1999, the Company had made progress on the development efforts related to the Encore Products that were underway as of the acquisition date and approximately $19 million of the estimated total cost to complete of $30 million had been incurred. Although the research and development effort is behind schedule, the total expected cost to complete the IPRD technology acquired from Encore has not increased nor is it expected to exceed the original anticipated cost to complete the development efforts. As of March 28, 1999, the Company has delayed its expected release of the Encore Products from the third quarter of fiscal 1999 until the second half of fiscal 2000. The Company has experienced this delay in the realization of benefits related to the acquired technology as the result of increased complexities associated with the completion of the project. The impact of the delay in completion of the Encore Products has resulted in a net shortfall from the Company's original projections of approximately $40 million on Sun's consolidated results of operations for the three and nine month periods ended March 28, 1999. This amount reflects a shortfall in Sun's original plan assumptions with regard to the technologies acquired from Encore only and does not reflect any offsetting benefits the Company may have achieved from its overall business plan, including those resulting from a reallocation of resources among alternative development projects. Although the realization of benefits related to the Encore Products has been delayed, the Company is actively developing the acquired technology and expects over the long term to realize benefits associated with the Encore Products which are consistent with the initial acquisition strategy.

Regarding the acquisition of IMP, management's original projections included a planned introduction date of late calendar 1997 for IMP's fault tolerant computers based on Sun's UltraSPARC (TM) microprocessors. As of March 28, 1999, the introduction date was delayed as a result of increased complexities surrounding the development efforts which had not been identified as of the acquisition date and is expected during the fourth quarter of fiscal 1999. The delay with respect to IMP's technology does not reflect any offsetting benefits the Company may have achieved from modifications to its overall business plan, including those resulting from a reallocation of resources among alternative development projects. The total expected cost to complete the IPRD technology acquired from IMP has increased an additional $6 million to approximately $30 million as of March 28, 1999, and approximately $27 million had been incurred. The impact of the delayed release of the product based upon IMP's IPRD technology is not considered material to the consolidated results of operations or financial position of Sun for the quarter or nine months ended March 28, 1999.


Fiscal 1999  Acquisitions

The Company completed four acquisitions during the nine months ended March 28, 1999. Included below are further details regarding the nature of technology acquired, the valuation assumptions utilized, and the status of the IPRD related such acquisitions.

NetDynamics, Inc.

IPRD Overview- NetDynamics

At the acquisition date (August 28, 1998), NetDynamics was conducting development, engineering, and testing activities associated with the completion of a new enterprise application platform product scheduled to be released in mid calendar 1999. It is anticipated that this new product offering ("NetDynamics New Product Offering") will employ a new server-side component model, based on the Enterprise JavaBeans (TM) ("EJB") architecture, which will allow business logic to reside in the middle tier of the enterprise computing model independent of the client presentation layer and independent of legacy and database systems. This architecture is significantly different than the business logic architecture in NetDynamics' existing product offering which is tightly integrated with the presentation interface. The EJB architecture will allow for the development of more robust and scaleable applications with improved reusability, better connectivity to a wide variety of data sources, and a more-industry standard interface through the use of Java enterprise application programming interfaces. Other new features include significant security enhancements and performance improvements and the addition of new platform adaptor components for legacy systems integration.

At the acquisition date, NetDynamics was approximately 60% complete with the development of the NetDynamics New Product Offering and substantial progress had been made in the areas of specifications, design, and implementation. Remaining efforts necessary to complete the NetDynamics New Product Offering related primarily to coding, testing, and addressing additional implementation issues.

Valuation Analysis- NetDynamics

The value of the IPRD technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product sales. The discounted cash flow analysis was based upon management's forecast of future revenues, cost of revenues and operating expenses related to the product and technology acquired from NetDynamics which are intended to be utilized in the Company's future enterprise application platform products. Total projected revenue for NetDynamics increased at a compound growth rate of approximately 30% from fiscal 1999 through 2008. Revenues are expected to peak in fiscal 2000 and decline thereafter, as new product technologies are expected to be introduced by the Company. These projections are based on management's estimates of market size and growth, expected trends in technology, and the expected timing of new product introductions.

Operating expenses used in the valuation analysis include: (i) cost of goods sold, (ii) SG&A expenses, and (iii) R&D expenses. Selected operating expense assumptions were based on an evaluation of NetDynamics' overall business model, including both historical and expected direct expense levels (as appropriate), and an assessment of general industry metrics. Cost of revenues (expressed as a percentage of revenue) for the IPRD averages 18% over the projection period. SG&A (expressed as a percentage of revenue) for the IPRD, averages 34% over the projection period. Maintenance R&D related to the IPRD was estimated to be approximately 1% of revenue over the projection period.

 The discount rate selected for the IPRD was 20%. In the selection of the appropriate discount rate, consideration was given to Sun's weighted average cost of capital ("WACC"), as well as other factors, including the useful life of the technology, profitability levels of the technology, the uncertainty of technology advances that are known at this time, and the stage of completion of the technology. The discount rate utilized for the IPRD was determined to be greater than Sun's WACC due to the fact that the technology had not yet reached technological feasibility as of the date of the valuation.

The value of the IPRD reflects the relative value and contribution of the acquired research and development. The Company gave consideration to the R&D's stage of completion, the complexity of the work completed to date, the difficulty completing the remaining development, costs already incurred, and the projected cost to complete the project in determining the value assigned to IPRD.

Comparison to Actual Results - NetDynamics

As of March 28, 1999, the NetDynamics New Product Offering had been completed for a total cost of approximately $4.7 million, compared to the planned total cost of $5.7 million. The NetDynamics New Product Offering was available for release in late March of 1999. Sun expects to begin to realize the benefits of the NetDynamics acquired technology at the end of the fourth quarter of fiscal 1999, based upon general customer purchasing patterns in the software industry. Through this date, no significant adjustments have been made in the economic assumptions or expectations which underlie the Company's acquisition decision and related purchase accounting.

Given the uncertainties of the commercialization process, no assurance can be given that deviations from these estimates will not occur. Management believes there is a reasonable chance of realizing the economic return expected from the acquired in-process technology. However, as there is risk associated with the realization of benefits related to commercialization of an in-process project due to rapidly changing customer needs, complexity of technology and growing competitive pressures, there can be no assurance that any project will meet with commercial success. Failure to successfully commercialize these in-process projects would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of other intangible assets acquired may become impaired.

MAXSTRAT Corporation

IPRD Overview -  Maxstrat

At the acquisition date (January 22, 1999), Maxstrat Corporation ("Maxstrat") was conducting development, engineering, and testing activities associated with the completion of a new modular mass data storage system product family ("Noble Product Offering") scheduled to be released in mid-calendar 1999. The Noble Product Offering utilizes Fibre Channel, a fiber optic technology designed for mass storage devices requiring very high bandwidth. Using optical fiber to connect devices, each Fibre Channel Arbitrated Loop ("FC-AL") supports full-duplex data transfer rates of 100 mbps. Multiple FC-AL's increase the redundancy and availability of the system. If an FC-AL fails, another automatically takes over to keep the traffic flow consistent and predictable.

At the acquisition date, Maxstrat had made substantial progress in the areas of specifications, design, and implementation. Remaining efforts necessary to complete the Noble Product Offering relate primarily to coding, testing, and addressing additional implementation issues. The Company anticipates that the Noble Product Offering will be complete by the end of the Company's first quarter of fiscal 2000, after which the Company expects to begin generating economic benefits from the value of the completed development associated with the IPRD. Expenditures to complete the Noble Product Offering are expected to total approximately $8 million in fiscal 1999 and fiscal 2000.

Valuation Analysis - Maxstrat

The value of the IPRD technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product sales. The discounted cash flow analysis was based upon management's forecast of future revenues, cost of revenues and operating expenses related to the product and technology acquired from Maxstrat which are intended to be utilized in the Company's future enterprise application platform products. Total projected revenue for Maxstrat increased at a compound growth rate of approximately 30% from fiscal 1999 through 2008. Revenues are expected to peak in fiscal 2003 and decline thereafter, as new product technologies are expected to be introduced by the Company. These projections are based on management's estimates of market size and growth, expected trends in technology, and the expected timing of new product introductions.

Operating expenses used in the valuation analysis include: (i) cost of goods sold, (ii) SG&A expenses, and (iii) R&D expenses. Selected operating expense assumptions were based on an evaluation of Maxstrat's overall business model, including both historical and expected direct expense levels (as appropriate), and an assessment of general industry metrics. Cost of revenues (expressed as a percentage of revenue) for the IPRD averages 50% over the projection period. SG&A (expressed as a percentage of revenue) for the IPRD, averages 20% over the projection period. Maintenance R&D related to the IPRD was estimated to be approximately 2% of revenue over the projection period.

 The discount rate selected for the IPRD was 25%. In the selection of the appropriate discount rate, consideration was given to Sun's WACC, as well as other factors, including the useful life of the technology, profitability levels of the technology, the uncertainty of technology advances that are known at this time, and the stage of completion of the technology. The discount rate utilized for the IPRD was determined to be greater than Sun's WACC due to the fact that the technology had not yet reached technological feasibility as of the date of the valuation.

The value of the IPRD reflects the relative value and contribution of the acquired research and development. The Company gave consideration to the R&D's stage of completion, the complexity of the work completed to date, the difficulty completing the remaining development, costs already incurred, and the projected cost to complete the project in determining the value assigned to IPRD.


Comparison to Actual Results - Maxstrat

At March 28, 1999, significant progress had been made on the development related to the Noble Product Offering that was underway as of the acquisition date. In general, the Company believes that research and development efforts associated with the Noble Product Offering are consistent with management's plans at the time the Maxstrat acquisition occurred. The Company is continuing to invest in the development of new technologies that were underway at the consummation of the Maxstrat acquisition. Approximately $1.4 million of the planned total cost to complete of $8.0 million had been incurred as of March 28, 1999. Through this date, no significant adjustments have been made in the economic assumptions or expectations which underlie the Company's acquisition decision and related purchase accounting. The Company is continuing its development efforts related to the IPRD technology acquired. These development efforts are advancing at a rate consistent with management's expectations.

Given the uncertainties of the development process, no assurance can be given that deviations from these estimates will not occur. Management expects to continue the development of each project and believes that there is a reasonable chance of successfully completing such development. However, as there is risk associated with the completion of the in-process projects due to the remaining efforts to achieve technological feasibility, rapidly changing customer needs, complexity of technology and growing competitive pressures, there can be no assurance that any project will meet with either technological or commercial success. Failure to successfully develop and commercialize these in-process projects would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of other intangible assets acquired may become impaired.


IPRD Overview - i-Planet

At the acquisition date (September 28, 1998), i-Planet was conducting development, engineering and testing activities associated with the completion of a new Java (TM) technology-based remote Internet access product scheduled to be released in early calendar year 1999. It is anticipated that this new product offering ("i-Planet (TM) New Product Offering") will be designed to allow cost-effective, secure, and ubiquitous internet access for applications such as remote access to corporate intranets, supply chain management and commerce applications.

At the acquisition date, i-Planet was performing development efforts in the areas of specifications, design, and implementation. Remaining efforts necessary to complete the i-Planet New Product Offering relate primarily to coding, testing, and addressing additional implementation issues. The Company anticipates that the i-Planet New Product Offering will be completed and released in May 1999, after which the Company expects to begin generating economic benefits from the value of the completed development associated with the IPRD. Approximately $1.8 million of the planned total costs to complete the i-Planet New Product Offering of $6 million had been incurred at March 28, 1999. Through this date, no significant adjustments have been made in the economic assumptions or expectations which underlie the Company's acquisition decision and related purchase accounting.

IPRD Overview - Beduin

At the acquisition date (October 15, 1998), Beduin was conducting development, engineering, and testing activities associated with the completion of a suite of products ("Beduin New Product Offerings") which included the Lifestyle Manager Personal Information Manager ("PIM") (a next generation PIM targeted at smart devices incorporating Java technology), and "email client" (a next generation email client specialized to take advantage of the benefits of these smart devices). The Lifestyle PIM and the email client are scheduled to be released in the second quarter of calendar year 1999. The Company anticipates that these Beduin New Product Offerings will provide the core functionality for smart devices incorporating Java technology and enable more efficient communication, regardless of time, location or type of device. These Beduin New Product Offerings are designed to integrate and synchronize communications and data processing systems, enabling communications across time and space.

At the acquisition date, Beduin was performing development efforts and substantial progress had been made in the areas of specifications, design, and implementation. Remaining efforts necessary to complete the Beduin New Product Offerings relate primarily to coding, testing, and addressing additional implementation issues. The Company anticipates that the Beduin New Product Offerings will be complete during the fourth quarter of the Company's fiscal year ending June 30, 1999, after which the Company expects to begin generating economic benefits from the value of the completed development associated with the IPRD. The Company continues to expect that the total costs to complete the Beduin New Product Offerings will approximate $1 million.

Valuations of IPRD - i-Planet and Beduin

Forecasts of future results that management believes are likely to occur were the basis for assigning value to IPRD. For the i-Planet and Beduin acquisitions, the values assigned to IPRD were determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from each project, excluding the cash flows related to the portion of each project that was incomplete at the acquisition date, and discounting the resulting net cash flows to their present value. Each of these forecasts were based upon future discounted cash flows, taking into account the state of development of each in-process project, the cost to complete that project, the expected income stream, the life cycle of the product ultimately developed, and the risks associated with successful development and commercialization of each project. Projected future net cash flows attributable to the in-process technology, assuming successful development of such technologies, were discounted to their present value using a discount rate which was derived based on the Company's estimated WACC plus a risk premium to account for the inherent uncertainty surrounding the successful completion of each project and the associated estimated cash flows. The discount rates used in valuing the net cash flows from each purchased in-process technology were 25% for the i-Planet acquisition and 40% for the Beduin acquisition. These discount rates are higher than the Company's WACC due to the inherent uncertainties in the estimates described above, including the uncertainty surrounding the successful development of the purchased in-process technologies, the useful life of such technologies, the profitability levels of such technology and the uncertainty of technological advances that are unknown at this time.

The estimates utilized in the valuation of the IPRD charges are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Given the uncertainties of the development process, no assurance can be given that deviations from these estimates will not occur. Management expects to continue the development of each project and believes that there is a reasonable chance of successfully completing such development. However, as there is risk associated with the completion of the in-process projects due to the remaining efforts to achieve technological feasibility, rapidly changing customer needs, complexity of technology and growing competitive pressures, there can be no assurance that any project will meet with either technological or commercial success. Failure to successfully develop and commercialize these in-process projects would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of other intangible assets acquired may become impaired.


INTEREST INCOME, NET

Net interest income was $22.4 million for the third quarter and $58.0 million for the first nine months of fiscal 1999, compared with $12.4 million and $33.1 million, respectively for the corresponding periods in fiscal 1998. The increases in 1999 are primarily the result of higher interest earnings due to a larger average portfolio of cash and short-term investments.

INCOME TAXES

The Company's effective income tax rate was 33% for the third quarter and first nine months of fiscal 1999, before tax charges of $10.9 million resulting from a write-off of IPRD associated with the acquisition of Maxstrat in the third quarter of fiscal 1999, $3.2 million resulting from a write-off of IPRD associated with the acquisition of i-Planet in the second quarter of fiscal 1999 and $30.4 million resulting from a write-off of IPRD associated with the acquisition of NetDynamics in the first quarter of fiscal 1999. The effective tax rate including such charges for the third quarter and nine months ended March 28, 1999 was 35.7% and 37.4%, respectively. The Company's effective income tax rate for the third quarter and nine months ended March 29, 1998 was 33% before a tax charge of $19.8 million resulting from a write-off of IPRD associated with the acquisitions of Diba Inc. and Integrity Arts, Inc. in the first quarter of fiscal 1998. The Company currently expects its effective tax rate to remain at 33% for the balance of fiscal 1999, exclusive of any acquisition-related charges.

FUTURE OPERATING RESULTS

COMPETITION

The markets for Sun's hardware and software products and services are intensely competitive and subject to continuous, rapid technological change, short product life cycles and frequent product performance improvements and price reductions. Due to the breadth of the Company's product lines and the scalability of its products and network computing model, Sun competes principally with Hewlett-Packard Company, International Business Machines Corporation, Compaq Computer Corporation, Silicon Graphics, Inc. and EMC Corporation, in many segments of the network computing market across a broad spectrum of customers. The Company expects the markets for its products, technologies, and services, as well as its competitors within such markets, will continue to change as the rightsizing trend shifts customer buying patterns to network-based systems which often employ solutions from multiple vendors. Competition in these markets will also continue to intensify as Sun and many of its competitors aggressively position themselves to benefit from this shifting of customer buying patterns and demand. The Company is also facing competition from certain systems manufacturers, including Dell Computer Corporation and certain of its competitors listed above, whose products are based on microprocessors from Intel Corporation coupled with Windows NT operating system software from Microsoft Corporation. These products demonstrate the viability of certain networked personal computer solutions and have increased the competitive pressure, particularly in the Company's workstation and lower-end server product lines. Finally, the timing of introductions of new products and services by Sun's competitors may negatively impact the future operating results of the Company, particularly when such introductions occur in periods leading up to the Company's introduction of its own new enhanced products. The Company expects this pressure to continue and intensify throughout the balance of fiscal 1999. While many other technical, service and support capabilities affect a customer's buying decision, the Company's future operating results will depend, in part, on its ability to compete with these technologies.

PRODUCT DEVELOPMENT

The Company's future operating results will depend to a considerable extent on its ability to rapidly and continuously develop, introduce, and deliver in quantity new systems, software, and service products, as well as new microprocessor technologies, that offer its customers enhanced performance at competitive prices. The development of new high-performance computer products, such as the Company's recent development of the UltraSPARC (TM) microprocessor is a complex and uncertain process requiring high levels of innovation from the Company's designers and suppliers, as well as accurate anticipation of customer requirements and technological trends. Once a hardware product is developed, the Company must rapidly bring such products to volume manufacturing, a process that requires accurate forecasting of volumes, mix of products and configurations, among other things, in order to achieve acceptable yields and costs. Future operating results will depend to a considerable extent on the Company's ability to closely manage product introductions in order to minimize unfavorable patterns of customer orders, to reduce levels of older inventory and to ensure that adequate supplies of new products can be delivered to meet customer demand. The ability of the Company to match supply and demand is further complicated by the Company's need to adjust prices to reflect changing competitive market conditions as well as the variability and timing of customer orders with respect to the Company's older products. As a result, the Company's operating results could be materially adversely affected if the Company is not able to correctly anticipate the level of demand for the mix of products. Because the Company is continuously engaged in this product development, introduction, and transition process, its operating results may be subject to considerable fluctuation, particularly when measured on a quarterly basis.

MANUFACTURING AND SUPPLY

Sun uses many standard parts and components in its products and believes there are a number of competent vendors for most parts and components. However, a number of important components are developed by and purchased from single sources due to price, quality, technology or other considerations. In some cases, those components are available only from single sources. In particular, Sun is dependent on Sony Corporation for various monitors and on Texas Instruments Incorporated for different implementations of SPARC (TM) microprocessors. Certain custom silicon parts are designed by and produced on a contractual basis for Sun. The process of substituting a new producer of such parts could materially adversely affect Sun's operating results. Some suppliers of certain components, including color monitors and custom silicon parts, require long lead times such that it can be difficult for the Company to plan inventory levels of components to consistently meet demand for Sun's products. Certain other components, especially memory integrated circuits such as DRAMs, SRAMs, and VRAMs, have from time to time been subject to industry wide shortages. Future shortages of components could negatively affect the Company's ability to match supply and demand, and therefore could materially adversely impact the Company's future operating results.

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

BUSINESS PRACTICES, PROCESSES AND INFORMATION SYSTEMS

In order to remain competitive in a rapidly changing industry, the Company is continually improving and changing its business practices, processes, and information systems. In this regard, during fiscal 1999 the Company implemented a number of new business practices and a series of related information systems across the enterprise that affect numerous operational and financial systems and processes. Although the systems were operational during the third quarter of fiscal 1999, these systems will be further tested in the fourth quarter to the extent that the Company experiences higher volumes of orders and shipments as it has typically experienced during these periods. In addition, the Company expects to continue its efforts to optimize usage of systems capabilities, enhance user skills surrounding system features, and reduce runtime errors. However, there can be no assurance that the system will be able to support the increased volume of activities expected at the Company's fiscal year end.

The time period in which the new business practices and related information systems will be fully tested and leveraged are forward-looking statements subject to risks and uncertainties, and actual results may differ materially from those set forth above as a result of a number of risk factors. In particular, the ability to fully leverage systems capabilities are subject to a number of risks, including the complexity of the new systems themselves and the need for substantial and comprehensive employee training in connection with the adoption of such new business practices and information systems. While the Company has tested these new systems and processes in advance of their implementation and continues to monitor the systems and processes ability to support increased volumes of transactions, there are inherent limitations in the Company's ability to simulate a full-scale operating environment in advance of actual transaction volumes. Any increase in the volume of orders and shipments of products during the last quarter of the fiscal year may have a material adverse effect on the Company's business and operating results, if the systems and processes are unable to support the increased volume of activity. In addition, to the extent that the Company encounters problems with these new systems and practices that prevent or limit their full utilization, there could be a material adverse impact on the Company's operating results.

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

Although the Company believes that the costs associated with the aforementioned Year 2000 efforts are not material, the Company currently estimates that such costs will be approximately $37 million, of which approximately $17 million has been spent to date. The aforementioned costs are estimates due in large part to the fact that the Company does not separately track the internal labor costs associated with Year 2000 compliance, unless such costs are incurred by individuals devoted primarily to Year 2000 compliance efforts. These cost estimates do not include any potential costs related to any customer or other claim. In addition, these cost estimates are based on the current assessment of the ongoing activities described above, and are subject to change as the Company continuously monitors these activities. The Company believes any modifications deemed necessary will be made on a timely basis and does not believe that the cost of such modifications will have a material adverse effect on the Company's operating results. The Company currently expects the aforementioned evaluation of its products, services, and systems and any remediation necessary will be completed by the end of fiscal year 1999. As of March 28, 1999, the Company has not identified any items or areas which would require significant remediation efforts. The Company's expectations as to the extent and timeliness of any modifications required in order to achieve Year 2000 compliance and the costs related thereto are forward-looking statements subject to risks and uncertainties. Actual results may vary materially as a result of a number of factors, including, among others, those described in this section. There can be no assurance however, that the Company will be able to successfully modify on a timely basis such products, services and systems to comply with Year 2000 requirements, which failure could have a material adverse effect on the Company's operating results.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition strengthened as of March 28, 1999 when compared with June 30, 1998. During the first nine months of fiscal 1999, cash flows from operating activities generated $1,485.1 million in cash and cash equivalents. Non-cash expenses affecting cash provided by operating activities in the first nine months of fiscal 1999 included depreciation and amortization expense of $450.1 million, tax benefits of options exercised of $165.6 million and charges for IPRD of $120.7 million in connection with the acquisitions of NetDynamics, Maxstrat, i-Planet and Beduin. Favorably impacting cash provided by operations were increases in accounts payable and other liabilities of $223 million and $655.1 million, respectively, which reflect the timing of payments for inventory and other items. Offsetting these items, accounts receivable increased $357.8 million which reflects an increase in revenue and days sales outstanding. Additionally, other current assets increased due to the timing of payments for insurance and other taxes. Other long-term assets increased primarily due to an increase in intangible assets in connection with the acquisitions of NetDynamics. and Maxstrat, as well as a license acquired in connection with the Sun/AOL transaction as described in the footnotes to the condensed consolidated financial statements.

The Company's investing activities used $1,567.4 million of cash in the first nine months of fiscal 1999, an increase of $794.2 million from the prior year's comparable period. The increase resulted primary from increased acquisitions of short-term investments during the first nine months of fiscal 1999, as compared with the prior year's period. Also included in investing activities is capital spending for real estate development, as well as capital additions to support increased headcount, primarily in the Company's engineering, services and marketing organizations.

The Company's financing activities used $32.6 million of cash in the first nine months of fiscal 1999, a decrease of $163.6 million from the prior year's comparable period. The decrease is primarily due to an increase in stock issuances during the first nine months of fiscal 1999 and a reduction in short-term borrowings for the first nine months of fiscal 1998.

At March 28, 1999, the Company's primary sources of liquidity consisted of cash, cash equivalents and short-term investments of $1,998.8 million and a revolving credit facility with banks aggregating $500 million, which was available subject to compliance with certain covenants. Additionally, on October 16, 1997, the Company filed a Registration Statement with the Securities and Exchange Commission relating to the registration for public offering of senior and subordinated debt securities and common stock with an aggregate initial public offering price of up to $1 billion. On October 24, 1997, the Registration Statement became effective, so that the Company may now choose to offer, from time to time, the securities pursuant to Rule 415 in one or more separate series, in amounts, at prices and on terms to be set forth in the prospectus contained in the Registration Statement and in one or more supplements to the prospectus. The Company believes that the liquidity provided by existing cash and short-term investment balances and the borrowing arrangements described above will be sufficient to meet the Company's capital requirements through fiscal 2000. However, the Company believes the level of financial resources is a significant competitive factor in its industry and may choose at any time to raise additional capital through debt or equity financing to strengthen its financial position, facilitate growth and provide the Company with additional flexibility to take advantage of business opportunities that may arise.
























(C) Sun, Sun Microsystems, the Sun Logo, Java, Java Card, Solaris, Enterprise JavaBeans, i-Planet and NetDynamics are trademarks or registered trademarks of Sun Microsystems, Inc. in the United States and other countries. All SPARC trademarks are used under license and are trademarks or registered trademarks of SPARC International, Inc. in the United States and other countries. Products bearing SPARC trademarks are based upon an architecture developed by Sun Microsystems, Inc.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On October 7, 1997, the Company filed suit against Microsoft Corporation in the United States District Court for the Northern District of California alleging breach of contract, trademark infringement, false advertising, unfair competition, interference with prospective economic advantage and inducing breach of contract. The Company filed an amended complaint on October 14, 1997. Microsoft Corporation filed its answer, affirmative defenses and counterclaims to the amended complaint. The counterclaims include breach of contract, breach of the covenant of good faith and fair dealing, violation of the California Business & Professions Code and declaratory judgment. The Company believes that the counterclaims are without merit and/or that the Company has affirmative defenses and intends vigorously to defend itself with respect thereto. On March 24, 1998 the United States District Court judge ruled in favor of the Company granting a preliminary injunction directing Microsoft Corporation to cease using the Company's Java Compatible Logo(TM) on Microsoft products that failed to pass the applicable test suites from Sun. In addition, on May 12, 1998, the Company filed a second amended complaint alleging copyright infringement by Microsoft and motions requesting further preliminary injunctive relief directed against the planned release by Microsoft of additional products that failed to pass the applicable test suites from Sun. The Court held hearings and arguments on such motions on September 8, 9, and 10, 1998. On November 17, 1998, the District Court issued an Order granting, in substantial part, Sun's request for preliminary injunctions. On December 15, 1998 Microsoft filed notice of its intent to appeal the District Court's Order and on December 18, 1998 Microsoft filed Motions with the District Court to extend the time for compliance with the Order and to clarify or modify the Order. On December 29, 1998 the District Court issued a further Order directing the parties to schedule a settlement conference with respect to certain issues before a designated Magistrate or mutually selected individual. On January 13, 1999, Microsoft filed an appeal to the District Court's Order issued on November 17, 1998. On January 22, 1999, Sun and Microsoft filed numerous motions for summary judgment with the District Court. The Company believes that the outcome of this matter will not have a material adverse impact on Sun's financial condition, results of operations or cash flows in any given fiscal year.


ITEM 5 - OTHER INFORMATION


SCHEDULE OF SALES BY EXECUTIVE OFFICERS DURING THE QUARTER

     The following is a summary of all sales of the Company's Common Stock by the Company's executive officers and directors who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, during the fiscal quarter ended March 28, 1999:

     OFFICER/                DATE             PRICE           NUMBER OF
     DIRECTOR                                                 SHARES SOLD
     ====================================================================
William T. Agnello           1/27/99         $52.9978           28,000

Alan E. Baratz               1/27/99         $53.8438          136,000

                             1/27/99         $52.6875           40,000

Lawrence W. Hambly           1/29/99         $54.9375           20,000
                             2/23/99         $52.4375           20,000
                             2/23/99         $53.4375           20,000

Masood A. Jabbar             1/29/99         $55.1375          100,000

James Judson                 1/27/99         $52.2188           19,200

Michael E. Lehman            1/27/99         $53.4375          112,000
                             2/16/99         $51.1425           40,000
                             2/16/99         $51.1425           20,000

Robert L. Long               1/27/99         $52.3282           40,000

Marc L. Loupe                2/23/99         $52.1250            2,300

John S. McFarlane            1/29/99         $54.3125           18,000

Stephen T. McGowan           1/27/99         $53.8750           12,000

Scott G. McNealy             2/8/99          $50.8125           19,800

Michael H. Morris            1/27/99         $53.7188            6,000

M. Kenneth Oshman            2/1/99          $55.3433          320,000

Alton D. Page                1/29/99         $54.3125           10,000

Gregory M. Papadopoulos      2/18/99         $47.3750            8,000
                             2/22/99         $50.0227            8,000
                             2/23/99         $52.5703            8,000

Marissa Peterson             2/25/99         $51.2692           42,400

Frank A. Pinto               2/3/99          $55.0000           98,000
                             2/3/99          $55.0313            2,000

Michael L. Popov             1/27/99         $53.7500           47,000

William J. Raduchel          2/11/99         $52.5000           47,348
                             2/23/99         $52.6275           47,352
                             2/23/99         $51.6896           47,348

George Reyes                 1/27/99         $53.0000           20,000

Edward Saliba                2/1/99          $55.0000           43,200

Janpieter T. Scheerder       1/27/99         $52.5943           68,400

John C. Shoemaker            2/1/99          $54.9390           12,000
                             2/1/99          $54.9600            8,000
                             2/8/99          $51.9963           14,000
                             2/8/99          $51.9650            2,000
                             2/23/99         $52.3786           36,000

A. Michael Spence            1/27/99         $53.8438           30,000

Kevin Walsh                  1/28/99         $54.0313           36,800

Edward J. Zander             1/27/99         $52.4219           40,000
                             2/8/99          $50.1193           24,000
                             2/8/99          $52.0625           24,000
                             2/23/99         $53.1052           20,800
                             2/23/99         $52.8750           20,000

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a) EXHIBITS

         3.3        Registrant's Certificate of Amendment of the Restated
                    Certificate of Incorporation filed March 17, 1999.

         3.4(1)     Registrant's Amended Certificate of Designations filed March
                    17, 1999.

         4.9(1)     Registrant's Amendment to Second Amended and Restated Shares
                    Rights Agreement dated April 14, 1999.

        10.84 Registrant's Non-Qualified Deferred Compensation Plan, as amended December 16, 1998.

        10.87 Registrant's Equity Compensation Acquisition Plan, as amended November 11, 1998.

        27.0        Financial Data Schedule for the period ended March 28, 1999.


(1) Incorporated by reference to the Registrant's Registration Statement on Form 8-A/A Amendment filed on April 15, 1999.

     b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended March 28, 1999.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk disclosures set forth in the 1998 Form 10-K have not changed significantly through the quarter ended March 28, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

SUN MICROSYSTEMS, INC.

BY

                                      /s/    Michael E. Lehman
                                      ------------------------
                                      Michael E. Lehman
                                      Vice President, Corporate Resources
                                      and Chief Financial Officer



                                      /s/     George Reyes
                                      --------------------
                                      George Reyes
                                      Vice President and Corporate Controller,
                                      Chief Accounting Officer







Dated: May 5, 1999

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                   DESCRIPTION
 -------                  -----------
   3.3        Registrant's Certificate of Amendment of the Restated Certificate
              of Incorporation filed March 17, 1999.

   3.4(1)     Registrant's Amended Certificate of Designations filed March 17,
              1999.

   4.9(1)     Registrant's Amendment to Second Amended and Restated Shares
              Rights Agreement dated April 14, 1999.

  10.84       Registrant's Non-Qualified Deferred Compensation Plan, as amended
              December 16, 1998.

  10.87       Registrant's Equity Compensation Acquisition Plan, as amended
              November 11, 1998.

  27.0        Financial Data Schedule for the period ended March 28, 1999.

----------
(1) Incorporated by reference to the Registrant's Registration Statement on Form 8-A/A Amendment filed on April 15, 1999.