Form 10-K/A
period 1998-06-30
SUN MICROSYSTEMS INC
filed 1999-06-15
CIK 709519

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                AMENDMENT NO. 1
                                       TO


                                  FORM 10-K/A

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
                            COMMISSION FILE NUMBER: 0-15086

                                 SUN MICROSYSTEMS, INC.
                 (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      94-2805249
           (STATE OF INCORPORATION)                 (I.R.S. EMPLOYER IDENTIFICATION NO.)
             901 SAN ANTONIO ROAD
             PALO ALTO, CA 94303                               (650) 960-1300
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES,
              INCLUDING ZIP CODE)                           INCLUDING AREA CODE)

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

3. Exhibits

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
 3.1(11)   Registrant's Restated Certificate of Incorporation, as
           amended February 12, 1998.
 3.2(11)   Registrant's Bylaws, as amended February 11, 1998.
 4.8(12)   Second Amended and Restated Shares Rights Agreement dated as of February 11, 1998.
10.1(1)    Technology Transfer Agreement dated February 27, 1982, for the purchase by the Registrant of certain technology for
           cash, and related Assumption Agreement dated February 27,
           1982.
10.3(1)    Form of Founders' Restricted Stock Purchase Agreement.
10.8(1)    Registration Rights Agreement dated as of November 26, 1984.
10.8A(1)   Amendment to Registration Rights Agreement.
10.9(2)    Registrant's 1982 Stock Option Plan, as amended, and
           representative forms of Stock Option Agreement.
10.10(2)   Registrant's Restricted Stock Plan, as amended, and
           representative form of Stock Purchase Agreement.
10.11(4)   Registrant's 1984 Employee Stock Purchase Plan, as amended.
10.21(1)   License Agreement dated July 26, 1983, by and between
           Registrant and The Regents of the University of California.
10.22(1)   Software Agreement effective as of April 1, 1982 by and
           between Registrant and American Telephone and Telegraph
           Company, and Supplemental Agreement dated effective as of
           May 28, 1983.
10.48(2)   Registrant's 1987 Stock Option Plan and representative form of Stock Option Agreement.
10.56(3)   Building Loan Agreement dated May 11, 1989, between Sun
           Microsystems Properties, Inc. and the Toyo Trust and Banking
           Company Limited, New York Branch and the related Promissory
           Note; First Deed of Trust, Assignment of Leases, Rents and
           Other Income and Security Agreement; Guaranty of Payment;
           Guaranty of Completion (Sun Microsystems Properties, Inc.);
           Guaranty of Completion (Sun Microsystems, Inc.; Shortfall
           Agreement and Indemnity.

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
10.64(10)  Registrant's 1988 Directors' Stock Option Plan as amended on
           August 13, 1997.
10.65(10)  Registrant's 1990 Employee Stock Purchase Plan, as amended on August 13, 1997.
10.66(6)   Registrant's 1990 Long-Term Equity Incentive Plan, as
           amended on August 15, 1996.
10.66A(5)  Representative form of agreement to Registrant's 1990
           Long-Term Equity Incentive Plan.
10.74(5)   Software Distribution Agreement dated January 28, 1991 by
           and between the Registrant and UNIX Systems Laboratories,
           Inc.
10.82(9)   Revolving Credit Agreement dated August 28, 1997, between
           the Registrant; Citicorp USA, Inc.; Bank of America National
           Trust and Savings Association; ABN AMRO Bank N.V.; The First
           National Bank of Boston; Barclays Bank PLC; Morgan Guaranty
           Trust Company of New York; The Fuji Bank Limited, San
           Francisco Agency: The Toyo Trust and Banking Co. Ltd.: The
           Sumitomo Bank, Limited; The Sakura Bank Limited, San
           Francisco Agency; Banque Nationale de Paris; Bayerische
           Vereinsbank AG, Los Angeles Agency; The Industrial Bank of
           Japan, Limited, San Francisco Agency; The Bank of New York;
           Cariplo -- Cassa Di-Risparmio Delle Provincie Lombade SPA;
           Corestes Bank NA; The Northern Trust Company; Royal Bank Of
           Canada; Union Bank of California, N.A.; and The Sumitomo
           Trust Banking Co., Ltd.
10.84*     Registrant's Non-Qualified Deferred Compensation Plan, as
           amended July 1, 1998.
10.85(7)   Registrant's Section 162 (m) Executive Officer
           Performance-Based Bonus Plan dated August 9, 1995.
10.87(9)   Registrant's Equity Compensation Acquisition Plan, as
           amended on August 28, 1997.
10.89(8)   Form of Change of Control Agreement executed by each
           corporate executive officer of Registrant.
10.90(8)   Form of Change of Control Agreement executed by Chief
           Executive Officer of Registrant.
10.91(8)   Form of Vice President Change of Control Severance Plan.
10.92(8)   Form of Director-Level Change of Control Severance Plan.
13.0       Registrant's 1998 Annual Report to Stockholders (to be
           deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).
21.0*      Subsidiaries of Registrant.
23.1       Consent of Ernst & Young LLP, Independent Auditors.
24*        Power of Attorney.
27*        Financial Data Schedule.

---------------
  *  Previously filed.

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

(12) Incorporated herein by reference to the Registrant's Registration Statement on Form 8-A/A Amendment No. 6 filed on February 13, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SUN MICROSYSTEMS, INC.
                                          Registrant

June 14, 1999


                                                 /s/ MICHAEL E. LEHMAN
                                          --------------------------------------
                                                    Michael E. Lehman
                                           Vice President, Corporate Resources
                                               and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer and Corporate Controller and a majority of the Board of Directors, on behalf of the registrant and in the capacities and on the dates indicated.


              SIGNATURE                                 TITLE                       DATE
              ---------                                 -----                       ----

                  *                     Chairman of the Board of Directors,     June 14, 1999
--------------------------------------    President and Chief Executive
          (Scott G. McNealy)              Officer (Principal Executive
                                          Officer)

        /s/ MICHAEL E. LEHMAN           Vice President, Corporate Resources     June 14, 1999
--------------------------------------    and Chief Financial Officer
         (Michael E. Lehman)              (Principal Financial Officer)

         /s/ MICHAEL L. POPOV           Vice President and Corporate            June 14, 1999
--------------------------------------    Controller (Principal Accounting
          (Michael L. Popov)              Officer)

                  *                     Director                                June 14, 1999
--------------------------------------
           (L. John Doerr)

                  *                     Director                                June 14, 1999
--------------------------------------
          (Judith L. Estrin)

                  *                     Director                                June 14, 1999
--------------------------------------
          (Robert J. Fisher)

                  *                     Director                                June 14, 1999
--------------------------------------
           (Robert L. Long)

                  *                     Director                                June 14, 1999
--------------------------------------
         (M. Kenneth Oshman)

                  *                     Director                                June 14, 1999
--------------------------------------
         (A. Michael Spence)

       * /s/ MICHAEL E. LEHMAN
--------------------------------------
          Michael E. Lehman
         (Power of Attorney)

INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
 3.1(11)   Registrant's Restated Certificate of Incorporation, as
           amended February 12, 1998.
 3.2(11)   Registrant's Bylaws, as amended February 11, 1998.
 4.8(12)   Second Amended and Restated Shares Rights Agreement dated as of February 11, 1998.
10.1(1)    Technology Transfer Agreement dated February 27, 1982, for the purchase by the Registrant of certain technology for
           cash, and related Assumption Agreement dated February 27,
           1982.
10.3(1)    Form of Founders' Restricted Stock Purchase Agreement.
10.8(1)    Registration Rights Agreement dated as of November 26, 1984.
10.8A(1)   Amendment to Registration Rights Agreement.
10.9(2)    Registrant's 1982 Stock Option Plan, as amended, and
           representative forms of Stock Option Agreement.
10.10(2)   Registrant's Restricted Stock Plan, as amended, and
           representative form of Stock Purchase Agreement.
10.11(4)   Registrant's 1984 Employee Stock Purchase Plan, as amended.
10.21(1)   License Agreement dated July 26, 1983, by and between
           Registrant and The Regents of the University of California.
10.22(1)   Software Agreement effective as of April 1, 1982 by and
           between Registrant and American Telephone and Telegraph
           Company, and Supplemental Agreement dated effective as of
           May 28, 1983.
10.48(2)   Registrant's 1987 Stock Option Plan and representative form of Stock Option Agreement.
10.56(3)   Building Loan Agreement dated May 11, 1989, between Sun
           Microsystems Properties, Inc. and the Toyo Trust and Banking
           Company Limited, New York Branch and the related Promissory
           Note; First Deed of Trust, Assignment of Leases, Rents and
           Other Income and Security Agreement; Guaranty of Payment;
           Guaranty of Completion (Sun Microsystems Properties, Inc.);
           Guaranty of Completion (Sun Microsystems, Inc.; Shortfall
           Agreement and Indemnity.
10.64(10)  Registrant's 1988 Directors' Stock Option Plan as amended on
           August 13, 1997.
10.65(10)  Registrant's 1990 Employee Stock Purchase Plan, as amended on August 13, 1997.
10.66(6)   Registrant's 1990 Long-Term Equity Incentive Plan, as
           amended on August 15, 1996.
10.66A(5)  Representative form of agreement to Registrant's 1990
           Long-Term Equity Incentive Plan.
10.74(5)   Software Distribution Agreement dated January 28, 1991 by
           and between the Registrant and UNIX Systems Laboratories,
           Inc.
10.82(9)   Revolving Credit Agreement dated August 28, 1997, between
           the Registrant; Citicorp USA, Inc.; Bank of America National
           Trust and Savings Association; ABN AMRO Bank N.V.; The First
           National Bank of Boston; Barclays Bank PLC; Morgan Guaranty
           Trust Company of New York; The Fuji Bank Limited, San
           Francisco Agency: The Toyo Trust and Banking Co. Ltd.: The
           Sumitomo Bank, Limited; The Sakura Bank Limited, San
           Francisco Agency; Banque Nationale de Paris; Bayerische
           Vereinsbank AG, Los Angeles Agency; The Industrial Bank of
           Japan, Limited, San Francisco Agency; The Bank of New York;
           Cariplo -- Cassa Di-Risparmio Delle Provincie Lombade SPA;
           Corestes Bank NA; The Northern Trust Company; Royal Bank Of
           Canada; Union Bank of California, N.A.; and The Sumitomo
           Trust Banking Co., Ltd.
10.84*     Registrant's Non-Qualified Deferred Compensation Plan, as
           amended July 1, 1998.
10.85(7)   Registrant's Section 162 (m) Executive Officer
           Performance-Based Bonus Plan dated August 9, 1995.

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
10.87(9)   Registrant's Equity Compensation Acquisition Plan, as
           amended on August 28, 1997.
10.89(8)   Form of Change of Control Agreement executed by each
           corporate executive officer of Registrant.
10.90(8)   Form of Change of Control Agreement executed by Chief
           Executive Officer of Registrant.
10.91(8)   Form of Vice President Change of Control Severance Plan.
10.92(8)   Form of Director-Level Change of Control Severance Plan.
13.0       Registrant's 1998 Annual Report to Stockholders (to be
           deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).
21.0*      Subsidiaries of Registrant.
23.1       Consent of Ernst & Young LLP, Independent Auditors.
24*        Power of Attorney.
27*        Financial Data Schedule.

---------------
  *  Previously filed.

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