Form 10-Q/A
period 1998-12-27
SUN MICROSYSTEMS INC
filed 1999-06-15
CIK 709519

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                AMENDMENT NO. 1
                                       TO


                                  FORM 10-Q/A


                            ------------------------
(MARK ONE)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM             TO             .

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                    CLASS                             OUTSTANDING AT DECEMBER 27, 1998
      Common Stock -- $0.00067 par value                        385,264,651

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                              PAGE
                                                              ----
Cover Page..................................................    1
Index.......................................................    2
PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
  Condensed Consolidated Balance Sheets.....................    3
  Condensed Consolidated Statements of Income...............    4
  Condensed Consolidated Statements of Cash Flows...........    5
  Notes to Condensed Consolidated Financial Statements......    6
Item 2. Management's Discussion and Analysis of Results of
  Operations and Financial Condition........................   10
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings...................................   23
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................   23
Item 5. Other Information...................................   24
Item 6. Exhibits and Reports on Form 8-K....................   24
Item 7A. Quantitative and Qualitative Disclosures about
  Market Risk...............................................   24
Signatures..................................................   25

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             SUN MICROSYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              DECEMBER 27,     JUNE 30,
                                                                  1998           1998
                                                              ------------    ----------
                                                                     (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $   669,862     $  822,267
  Short-term investments....................................      902,929        476,185
  Accounts receivable, net..................................    2,108,237      1,845,765
  Inventories...............................................      363,664        346,446
  Deferred tax assets.......................................      373,541        371,841
  Other current assets......................................      327,461        285,021
                                                              -----------     ----------
          Total current assets..............................    4,745,694      4,147,525
Property, plant and equipment, at cost......................    2,593,985      2,257,228
Accumulated depreciation and amortization...................   (1,141,377)      (956,616)
                                                              -----------     ----------
                                                                1,452,608      1,300,612
Other assets, net...........................................      363,218        262,925
                                                              -----------     ----------
                                                              $ 6,561,520     $5,711,062
                                                              ===========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................  $    12,351     $    7,169
  Accounts payable..........................................      611,412        495,603
  Accrued liabilities.......................................    1,230,718      1,166,491
  Income taxes payable......................................      205,340        188,641
  Other current liabilities.................................      288,169        264,967
                                                              -----------     ----------
          Total current liabilities.........................    2,347,990      2,122,871
Deferred income taxes and other obligations.................      112,527         74,563
          Total stockholders' equity........................    4,101,003      3,513,628
                                                              -----------     ----------
                                                              $ 6,561,520     $5,711,062
                                                              ===========     ==========

                            See accompanying notes.

                             SUN MICROSYSTEMS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                          ----------------------------    ----------------------------
                                          DECEMBER 27,    DECEMBER 28,    DECEMBER 27,    DECEMBER 28,
                                              1998            1997            1998            1997
                                          ------------    ------------    ------------    ------------
Net revenues:
  Products..............................   $2,384,740      $2,161,992      $4,540,858      $4,009,880
  Services..............................      399,700         288,251         734,766         538,967
                                           ----------      ----------      ----------      ----------
          Total net revenues............    2,784,440       2,450,243       5,275,624       4,548,847
                                           ----------      ----------      ----------      ----------
Cost and expenses:
  Cost of sales -- products.............    1,121,500         997,301       2,109,737       1,858,628
  Cost of sales -- services.............      225,710         174,329         453,810         340,436
  Research and development..............      303,482         259,228         586,762         481,846
  Selling, general and administrative...      747,603         696,450       1,459,191       1,311,943
  Purchased in-process research and
     development........................       12,000         110,100          92,000         162,284
                                           ----------      ----------      ----------      ----------
          Total costs and expenses......    2,410,295       2,237,408       4,701,500       4,155,137
Operating income........................      374,145         212,835         574,124         393,710
Interest income, net....................       20,306          10,197          35,661          20,768
                                           ----------      ----------      ----------      ----------
Income before income taxes..............      394,451         223,032         609,785         414,478
Provision for income taxes..............      133,364          73,600         234,824         156,613
                                           ----------      ----------      ----------      ----------
Net income..............................   $  261,087      $  149,432      $  374,961      $  257,865
                                           ==========      ==========      ==========      ==========
Net income per common share -- basic....   $     0.68      $     0.40      $     0.99      $     0.69
                                           ==========      ==========      ==========      ==========
Net income per common share --diluted...   $     0.64      $     0.38      $     0.93      $     0.65
                                           ==========      ==========      ==========      ==========
Shares used in the calculation of net
  income per share -- basic.............      382,547         373,875         379,883         372,968
                                           ==========      ==========      ==========      ==========
Shares used in the calculation of net
  income per share -- diluted...........      405,288         393,231         401,445         394,165
                                           ==========      ==========      ==========      ==========

                            See accompanying notes.

                             SUN MICROSYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   SIX MONTHS ENDED
                                                              ---------------------------
                                                              DECEMBER 27,   DECEMBER 28,
                                                                  1998           1997
                                                              ------------   ------------
Cash flows from operating activities:
  Net income................................................   $ 374,961      $ 257,865
  Adjustments to reconcile net income to operating cash
     flows:
     Depreciation and amortization..........................     313,370        183,472
     Tax benefit of options exercised.......................      96,740         74,466
     Purchased in-process research and development..........      92,000        162,284
     Net (increase) decrease in accounts receivable.........    (258,651)        16,004
     Net increase in inventories............................     (17,218)       (15,765)
     Net increase in accounts payable.......................     114,749         14,414
     Net increase in other current and non-current assets...     (87,687)       (97,594)
     Net increase in other current and non-current
      liabilities...........................................     143,529         19,301
                                                               ---------      ---------
     Net cash provided from operating activities............     771,793        614,447
                                                               ---------      ---------
Cash flows from investing activities:
  Acquisition of property, plant and equipment..............    (360,322)      (410,453)
  Acquisition of spare parts and other assets...............     (68,481)       (49,080)
  Payments for acquisitions, net of cash acquired...........     (31,269)      (227,655)
  Acquisition of short-term investments.....................    (935,266)      (305,738)
  Sale of short-term investments............................     235,617        224,309
  Maturities of short-term investments......................     252,268        214,122
                                                               ---------      ---------
Net cash used by investing activities.......................    (907,453)      (554,495)
                                                               ---------      ---------
Cash flows from financing activities:
  Issuance of common stock, net.............................      92,228         37,189
  Acquisition of treasury stock.............................    (164,286)      (140,537)
  Proceeds from employee stock purchase plans...............      58,529         50,649
  Net reduction of short-term borrowings and other
     obligations............................................      (3,216)       (94,155)
                                                               ---------      ---------
Net cash used by financing activities.......................     (16,745)      (146,854)
                                                               ---------      ---------
Net decrease in cash and cash equivalents...................    (152,405)       (86,902)
                                                               ---------      ---------
Cash and cash equivalents, beginning of period..............     822,267        660,170
                                                               ---------      ---------
Cash and cash equivalents, end of period....................   $ 669,862      $ 573,268
                                                               =========      =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
  Interest..................................................   $     745      $     388
  Income taxes..............................................   $  58,448      $  55,503
Supplemental schedule of non-cash investing activities:
  Stock issued in conjunction with an acquisition...........   $ 142,028             --
  Fair value of assets acquired.............................   $ 198,629      $ 284,294
  Cash paid for assets......................................   $  35,684      $ 233,111
  Liabilities assumed.......................................   $  20,737      $  51,183

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

INVENTORIES (IN THOUSANDS)

                                                       DECEMBER 27,    JUNE 30,
                                                           1998          1998
                                                       ------------    --------
  Raw materials......................................    $127,115      $ 92,197
  Work in process....................................      40,577        58,765
  Finished goods.....................................     195,972       195,484
                                                         --------      --------
                                                         $363,664      $346,446
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

                             SUN MICROSYSTEMS, INC.

                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                       STATEMENTS (UNAUDITED) (CONTINUED)

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

     The components of comprehensive net income, net of tax, are as follows:

                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                      ---------------------------    ---------------------------
                                      DECEMBER 27,   DECEMBER 28,    DECEMBER 27,   DECEMBER 28,
                                          1998           1997            1998           1997
                                      ------------   ------------    ------------   ------------
Net income..........................    $261,087       $149,432        $374,961       $257,865
Unrealized gain (loss) on
  securities........................      (6,513)         9,406         (20,637)         9,592
Change in cumulative translation
  adjustment........................         242          7,515           2,201         (1,622)
                                        --------       --------        --------       --------
Comprehensive net income............    $254,816       $166,353        $356,525       $265,835
                                        ========       ========        ========       ========

ACQUISITIONS

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

     On September 28, 1998 the Company acquired all of the outstanding capital stock of i-Planet, Inc. ("i-Planet") by means of a merger transaction pursuant to which all the shares of i-Planet capital stock were converted into the right to receive cash for total consideration of $30 million. The transaction was accounted for as a purchase and the excess purchase price over the estimated fair value of net tangible assets has been allocated to various intangible assets, primarily consisting of developed technology ($3.3 million) and goodwill type assets ($18.3 million). In addition to the intangible assets acquired, the Company recorded an $8.4 million charge, representing the write-off of IPRD.

     On October 16, 1998, the Company acquired all of the outstanding capital stock of Beduin Communications Incorporated ("Beduin") by means of a share purchase transaction pursuant to which all the shares of Beduin capital stock were converted into the right to receive cash for total consideration of $8.4 million. The transaction was accounted for as a purchase and the excess purchase price over the estimated fair value of net tangible assets has been allocated to various intangible assets, primarily consisting of developed technology

                             SUN MICROSYSTEMS, INC.

                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                       STATEMENTS (UNAUDITED) (CONTINUED)


($3.1 million) and goodwill type assets ($1.4 million). In addition to the intangible assets acquired, the Company recorded a $3.6 million charge, representing the write-off of IPRD.

     For financial reporting purposes, the Company is required for each acquisition to determine the fair value of all identified intangible assets acquired and expense the fair value associated with IPRD for which there is no alternative future use. The allocation of $80 million, $8.4 million, and $3.6 million of the purchase price to IPRD in the case of the NetDynamics, i-Planet and Beduin acquisitions, respectively, represents the estimated fair value based on risk adjusted cash flows related to each incomplete project. The Company believes that such fair values do not exceed the amount a third party would pay for each such in-process technology. At the date of each of the acquisitions, the projects associated with the IPRD efforts had not yet reached technological feasibility and the in-progress technology had no alternative future use. Accordingly, these costs were expensed.

     In making its purchase price allocations for the NetDynamics, i-Planet, and Beduin acquisitions, the Company considered present value calculations of income, an analysis of project accomplishments and completion costs, an assessment of overall contribution, as well as project risks. The values assigned to IPRD related to each acquisition were determined by estimating the costs to develop the purchased in-process technology into commercially viable products. Projected future net cash flows attributable to the in-process technologies, excluding the cash flows related to the portion of each project that was incomplete at the acquisition date, were discounted to their present value using a discount rate based on the Company's estimated weighted average cost of capital plus a risk premium to account for the inherent uncertainty surrounding the successful completion of each project and the associated estimated cash flows.

     The values assigned to developed technologies related to each acquisition were based upon future discounted cash flows related to the existing products' projected income stream. The values of the customer bases were determined based upon the value of existing relationships and the expected revenue stream. The value of the assembled workforces were based upon the cost to replace that workforce. Intangible assets, including goodwill, are being amortized over their estimated useful lives, generally two to five years.

     The results of operations of NetDynamics, i-Planet, and Beduin from the date of acquisition through December 27, 1998 are included in the Company's consolidated statement of income and were not material to the Company.


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

                             SUN MICROSYSTEMS, INC.

                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                       STATEMENTS (UNAUDITED) (CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following table sets forth items from the Condensed Consolidated Statements of Income as a percentage of total net revenues:

                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                  ----------------------------    ----------------------------
                                  DECEMBER 27,    DECEMBER 28,    DECEMBER 27,    DECEMBER 28,
                                      1998            1997            1998            1997
                                  ------------    ------------    ------------    ------------
Net revenues:
  Products......................      85.6%           86.5%           86.1%           88.2%
  Services......................      14.4            13.5            13.9            11.8
                                     -----           -----           -----           -----
Total net revenues..............     100.0           100.0           100.0           100.0
                                     -----           -----           -----           -----
Cost of sales:
  Products......................      40.3            40.7            40.0            40.8
  Services......................       8.1             7.1             8.6             7.5
                                     -----           -----           -----           -----
Total cost of sales.............      48.4            47.8            48.6            48.3
                                     -----           -----           -----           -----
          Gross margin..........      51.6            52.2            51.4            51.7
Research and development........      10.9            10.6            11.1            10.6
Selling, general and
  administrative................      26.8            28.4            27.7           28.85
Purchased in-process research
  and development...............       0.4             4.5             1.7             3.6
                                     -----           -----           -----           -----
Operating income................      13.4             8.7            10.9             8.7
Interest income, net............       0.8             0.4             0.7             0.4
                                     -----           -----           -----           -----
Income before income taxes......      14.2             9.1            11.6             9.1
Provision for income taxes......       4.8             3.0             4.5             3.4
                                     -----           -----           -----           -----
          Net income............       9.4%            6.1%            7.1%            5.7%
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

RESEARCH AND DEVELOPMENT

     Research and development (R&D) expenses increased to $303.5 million in the second quarter of fiscal 1999, compared with $259.2 million for the second quarter of fiscal 1998. R&D expenses were $586.8 million for the first six months of fiscal 1999, compared with $481.8 million for the corresponding period of fiscal 1998. As a percentage of total net revenues, R&D expenses increased to 10.9% and 11.1% for the second quarter and first six months of fiscal 1999, respectively, compared with 10.6% in each of the corresponding periods of fiscal 1998. Both the dollar and percentage increase in R&D expenses in the second quarter and first half of fiscal 1999 over the corresponding periods in fiscal 1998 primarily reflect increased expenditures focused on the development of hardware and software products which utilize the Java(TM) platform and new server and storage products. The remaining increase in R&D expenses is due to further development of products acquired through acquisitions and increased compensation due primarily to higher levels of R&D staffing. The increase in R&D expenses reflects the Company's belief that to maintain its competitive position in a market characterized by rapid rates of technological advancement, the Company must continue to invest significant resources in new systems, software products and microprocessor development, as well as enhancements to existing products. The Company continues to expect the level of R&D expenses to be in the range of 10 to 11% of revenue for fiscal 1999.

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

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

     The following paragraphs contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding the Company's expectations, including percentage of completion, expected product release dates, dates for which the Company expects to begin generating benefits from projects, expected product capabilities and product life cycles, costs and efforts to complete projects, growth rates, projected revenue and expense information used by the Company to calculate discounted cash flows, and discount rates. These forward-looking statements involve risks and uncertainties, and the cautionary statements including those set forth below and in "Future Operating Results" identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statement. Such factors include but are not limited to, delays in the development of in-process technologies or the release of products into the market, the complexity of the technology, the Company's ability to successfully manage product introductions, lack of customer acceptance, competition and changes in technological trends, and market or general economic conditions. In addition, there can be no assurance that any of the new products discussed below will be completed, that such products will meet either technological or commercial success or that the Company will receive any economic benefit from such products as a result of delays in the development of the technology, the complexity of the technology, changes in customer needs, or for other reasons, including those described above.

     In response to recent actions and comments from the Securities and Exchange Commission regarding its views on the application of valuation methodologies to purchased IPRD, the Company has expanded its disclosures related to acquisitions involving IPRD charges for each of the Acquired Companies. The Company believes that it is in compliance with all of the rules and related guidance as they currently exist.

     Purchased IPRD of $12 million and $92 million in the second quarter and first six months of fiscal 1999, respectively, represent the write-off of purchased IPRD associated with the Company's acquisitions of i-Planet and Beduin in the second quarter of fiscal 1999 and NetDynamics in the first quarter of fiscal 1999 (collectively the "Acquired Companies"). A description of the acquired IPRD, including the assumptions made by the Company in its valuation analysis, as well as the status of the efforts to date related to the acquired IPRD for each of the Acquired Companies, has been set forth below. Also see the Acquisitions Footnote to the financial statements.

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


     With respect to the Company's acquisitions completed in the three years ended June 30, 1998, there have been no material changes to the projections the Company used in performing its valuations. Management expects to continue the development of each project and believes that there is a reasonable chance of successfully completing such development efforts. However, there can be no assurance that the projected results will be achieved. Although there have been delays in the development efforts related to certain IPRD technologies acquired prior to fiscal 1999, the impact upon the Company's consolidated results of operations or financial position with respect to the success or lack thereof related to any such acquisition, individually or in aggregate, is not considered material.


  NetDynamics, Inc.

     A description of the acquired IPRD of NetDynamics, including the estimates made by the Company in its valuation analyses are set forth below.

IPRD OVERVIEW -- NETDYNAMICS

     At the acquisition date, NetDynamics was conducting development, engineering, and testing activities associated with the completion of a new enterprise application platform product scheduled to be released in mid calendar 1999. It is anticipated that this new product offering ("NetDynamics New Product Offering") will employ a new server-side component model, based on the Enterprise JavaBeans (TM) ("EJB") architecture, which will allow business logic to reside in the middle tier of the enterprise computing model independent of the client presentation layer and independent of legacy and database systems. This architecture is significantly different than the business logic architecture in NetDynamics' existing product offering which is tightly integrated with the presentation interface. The EJB architecture will allow for the development of more robust and scaleable applications with improved reusability, better connectivity to a wide variety of data sources, and a more-industry standard interface through the use of Java enterprise application programming interfaces incorporating Java technology. Other new features include significant security enhancements and performance improvements and the addition of new platform adaptor components for legacy systems integration.

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

VALUATION ANALYSIS -- NETDYNAMICS

     The value of the IPRD technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product sales. The discounted cash flow analysis was based upon management's forecast of future revenues, cost of revenues and operating expenses related to the product and technology acquired from NetDynamics which are intended to be utilized in the Company's future enterprise application platform products. Total projected revenues for NetDynamics are expected to increase at a compound growth rate of approximately 30% from fiscal 1999 through 2008. Revenues are expected to peak in fiscal 2000 and decline thereafter, as new product technologies are expected to be introduced by the Company. These projections are based on management's estimates of market size and growth, expected trends in technology, and the expected timing of new product introductions.


     Management's assumptions with respect to operating expenses used in the valuation analysis include: (i) cost of goods sold, (ii) SG&A expenses, and
(iii) R&D expenses. Selected operating expense assumptions were based on an evaluation of NetDynamics' overall business model, including both historic and expected direct expense levels (as appropriate), and an assessment of general industry metrics. The Company projected that cost of revenues (expressed as a percentage of revenues) for the IPRD would decrease over time from approximately 26% in fiscal 1999 to 15% in fiscal 2005. Management estimated SG&A (expressed as a percentage of revenue) for the IPRD, to average 34% over the projection period. Management expects that the total R&D costs to complete the NetDynamics New Product Offering will be approximately $5.7 million. Management estimated maintenance R&D related to the IPRD to be approximately 1% of revenues over the projection period.


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

     The value of the IPRD reflects the relative value and contribution of the acquired research and development. In doing so, consideration was given to the R&D's stage of completion, the complexity of the work completed to date, the difficulty completing the remaining development, costs already incurred, and the projected cost to complete the project.

COMPARISON TO ACTUAL RESULTS -- NETDYNAMICS

     At December 27, 1998, significant progress had been made on the development related to the NetDynamics New Product Offering that was underway as of the acquisition date (August 28, 1998). In general, the Company believes that research and development efforts associated with the NetDynamics New Product Offering are consistent with management's plans at the time the NetDynamics acquisition occurred. The Company is continuing to invest in the development of new technologies that were underway at the consummation of the NetDynamics acquisition. Approximately $2.4 million of the planned total cost to complete of $5.7 million had been incurred as of December 27, 1998. Through this date, no significant adjustments have been made in the economic assumptions or expectations which underlie the Company's acquisition decision and related purchase accounting. The Company is continuing its development efforts related to the IPRD technology acquired. These development efforts are advancing at a rate consistent with management's expectations.

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

  IPRD Overview i-Planet, Inc.

     At the acquisition date, i-Planet was conducting development, engineering and testing activities associated with the completion of a new Java technology-based remote Internet access product scheduled to be released in early calendar year 1999. It is anticipated that this new product offering ("i-Planet New Product Offering") will be designed to allow cost-effective, secure, and ubiquitous internet access for applications such as remote access to corporate intranets, supply chain management and commerce applications.

     At the acquisition date, i-Planet was performing development efforts in the areas of specifications, design, and implementation. Remaining efforts necessary to complete the i-Planet New Product Offering relate primarily to coding, testing, and addressing additional implementation issues. The Company anticipates that the i-Planet New Product Offering will be complete in early calendar 1999, after which the Company expects to begin generating economic benefits from the value of the completed development associated with the IPRD. Expenditures to complete the i-Planet New Product Offering are expected to total approximately $6 million in fiscal 1999.

  IPRD Overview Beduin Communications Incorporated

     At the acquisition date, Beduin was conducting development, engineering, and testing activities associated with the completion of a suite of products ("Beduin New Product Offerings") which included: Lifestyle Manager Personal Information Manager ("PIM") (a next generation PIM targeted at smart devices incorporating Java technology), and "email client" (a next generation email client specialized to take advantage of the benefits of these smart devices). The Lifestyle PIM and the email client were scheduled to be released in the second quarter of calendar year 1999. The Company anticipates that these Beduin New Product Offerings will provide the core functionality for smart devices incorporating Java technology and enable more efficient communication, regardless of time, location or type of device. These Beduin New Product Offerings are designed to integrate and synchronize communications and data processing systems, enabling communications across time and space.

     At the acquisition date, Beduin was performing development efforts and substantial progress had been made in the areas of specifications, design, and implementation. Remaining efforts necessary to complete the Beduin New Product Offerings relate primarily to coding, testing, and addressing additional implementation issues. The Company anticipates that the Beduin New Product Offerings will be complete during the fourth quarter of the Company's fiscal year ending June 30, 1999, after which the Company expects to begin generating economic benefits from the value of the completed development associated with the IPRD. Expenditures to complete the Beduin New Product Offerings are expected to total approximately $1 million in fiscal 1999.

  Valuations of IPRD -- i-Planet and Beduin

     For financial reporting purposes, the Company is required to determine the fair value of all identified intangible assets and expense the fair value associated with IPRD for which there is no alternative future use for each of its acquisitions. The allocation of $8.4 million, and $3.6 million of the purchase price to IPRD in the case of the i-Planet and Beduin acquisitions, respectively, represents the estimated fair values based on risk adjusted cash flows related to each incomplete project. The Company believes that such fair values do not exceed the amount a third party would pay for each such in-process technology. At the date of each of the acquisitions, the projects associated with the IPRD efforts had not yet reached technological feasibility and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

     An election of directors was held with the following individuals being elected to the Board of Directors of the Company:

                          NAME                             SHARES VOTED FOR   VOTES WITHHELD
                          ----                             ----------------   --------------
Scott G. McNealy.........................................    314,513,658         1,581,681
L. John Doerr............................................    305,306,845        10,788,494
Judith L. Estrin.........................................    314,554,906         1,540,433
Robert J. Fisher.........................................    314,551,674         1,543,665
Robert L. Long...........................................    314,544,221         1,551,118
M. Kenneth Oshman........................................    314,556,052         1,539,287
A. Michael Spence........................................    314,511,203         1,584,136

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

ITEM 5. OTHER INFORMATION

(A) SCHEDULE OF SALES BY EXECUTIVE OFFICERS DURING THE QUARTER

     None

(B) NON-RULE 14a-8 STOCKHOLDER PROPOSALS

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

    10.64*   Registrant's 1998 Directors' Stock Option Plan as amended on
             August 12, 1998.
    10.66(1) Registrant's 1990 Long-Term Equity Incentive Plan, as
             amended on August 12, 1998.
    10.93+*  Strategic Development and Marketing Agreement dated November
             23, 1998 by and between America Online, Inc. and the Registrant.
    27.0*    Financial Data Schedule for the period ended December 27,
             1998.

---------------
 * Previously filed.

 + Confidentiality Treatment Requested.

(1) Incorporated by reference to Exhibit 4.2 filed as an exhibit to Registrant's Amendment No. 1 to Registration Statement Form S-8/A file number 333-67183 filed with the Securities and Exchange Commission on January 26, 1999.

(B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended December 27, 1998.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                          SUN MICROSYSTEMS, INC.

                                          By /s/ MICHAEL E. LEHMAN

                                            ------------------------------------
                                                     Michael E. Lehman
                                            Vice President, Corporate Resources
                                                and Chief Financial Officer


                                          By /s/ MICHAEL L. POPOV


                                            ------------------------------------

                                                      Michael L. Popov

                                                Vice President and Corporate
                                                         Controller,
                                                  Chief Accounting Officer


Dated: June 14, 1999

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                                                                   PAGE
    -------                                                                  ----
    10.64 *    Registrant's 1998 Directors' Stock Option Plan as amended on
               August 12, 1998.............................................
    10.66(1)   Registrant's 1990 Long-Term Equity Incentive Plan, as
               amended on August 12, 1998..................................
    10.93+*    Strategic Development and Marketing Agreement dated November
               23, 1998 by and between America Online, Inc. and the
               Registrant..................................................
    27.0  *    Financial Data Schedule for the period ended December 27,
               1998........................................................

---------------
 * Previously filed.

 + Confidentiality Treatment Requested.

(1) Incorporated by reference to Exhibit 4.2 filed as an exhibit to Registrant's Amendment No. 1 to Registration Statement Form S-8/A file number 333-67183 filed with the Securities and Exchange Commission on January 26, 1999.