Form 10-Q/A
period 1998-12-27
SUN MICROSYSTEMS INC
filed 1999-07-13
CIK 709519

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                AMENDMENT NO. 2
                                       TO

                                   FORM 10-Q

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                              PAGE
                                                              ----
Cover Page..................................................    1
Index.......................................................    2
Item 6. Exhibits and Reports on Form 8-K....................    3
Signatures..................................................    4

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

---------------
 * Previously filed.

 + Portions of the exhibit have been omitted pursuant to an application for confidential treatment filed with the Securities and Exchange Commission.

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

Dated: July 9, 1999

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

---------------
 * Previously filed.

 + Portions of the exhibit have been omitted pursuant to an application for confidential treatment filed with the Securities and Exchange Commission.

(1) Incorporated by reference to Exhibit 4.2 filed as an exhibit to Registrant's Amendment No. 1 to Registration Statement Form S-8/A file number 333-67183 filed with the Securities and Exchange Commission on January 26, 1999.