Form 10-K
period 1999-06-30
SUN MICROSYSTEMS INC
filed 1999-09-27
CIK 709519

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

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER: 0-15086

                             SUN MICROSYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      94-2805249
           (STATE OF INCORPORATION)                           (I.R.S. EMPLOYER
                                                            IDENTIFICATION NO.)

             901 SAN ANTONIO ROAD                              (650) 960-1300
             PALO ALTO, CA 94303
       (ADDRESS OF PRINCIPAL EXECUTIVE                (REGISTRANT'S TELEPHONE NUMBER,
         OFFICES, INCLUDING ZIP CODE)                       INCLUDING AREA CODE)

             SECURITIES PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                  COMMON STOCK
                             SHARE PURCHASE RIGHTS

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of September 14, 1999, was approximately $65,196,694,478 based upon the last sale price reported for such date on The Nasdaq Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

    The number of shares of the Registrant's Common Stock outstanding as of September 14, 1999 was 780,552,918.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the Annual Report to Stockholders for the fiscal year ended June 30, 1999 are incorporated by reference into Items 1, 5, 6, 7, 8 and 14 hereof.

    Parts of the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding economic trends in geographic markets, trends relating to customer buying patterns, trends and growth in the Internet marketplace, and our expectations relating to future research and development and selling, general and administrative expenses. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in "Future Operating Results" identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products, adverse business conditions, decreased or lack of growth in the computing industry, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, risks associated with foreign operations (including the downturn of economic trends and unfavorable currency movements in the Asia Pacific marketplace), risks associated with our efforts to comply with Year 2000 requirements and other factors.

GENERAL

     We are a leading worldwide provider of products, services and support solutions for building and maintaining network computing environments. We sell scalable computer systems, high-speed microprocessors, and a complete line of high performance software for operating network computing equipment and storage products. We also provide a full range of services, including support, education, and professional services. Our products and services command a significant share of the rapidly growing network computing market, which includes the Internet and corporate intranets. Our products are used for many demanding commercial and technical applications in various industries including telecommunications, manufacturing, financial services, education, retail, government, energy and healthcare. We owe much of our success to our adherence to open industry standards, the Solaris(TM)Operating Environment, the UNIX(R) platform, and the UltraSPARC(TM) (Ultra Scalable Processor Architecture) microprocessor architecture. In addition we are committed to investment in and ownership of intellectual property, leveraging our partnerships with industry leaders and enabling the Internet and the "Net Economy."

     For the latest fiscal year ended June 30, 1999, we had annual revenues of more than $11.7 billion, over 29,000 employees, and we conducted business in over 170 countries. We were incorporated in California in February, 1982 and reincorporated in Delaware in July, 1987.

BUSINESS STRATEGY

     Our objective is to expand our position as a leading global provider of network computing products and services. The key elements of our strategy include:

     - developing network computing products and technologies that enable the Internet and the Net Economy

     - providing competitive solutions based on open industry standards

     - extending our technology leadership and innovation

     - investing in support, education and professional services

     - leveraging strong industry relationships

DEVELOPING NETWORK COMPUTING PRODUCTS AND TECHNOLOGIES THAT ENABLE THE INTERNET AND THE NET ECONOMY

     We were founded on the notion that computer networks are greater than the sum of their parts and that communication and information access should be uninhibited by the boundaries of proprietary software and hardware architectures. To help us explain this vision we coined the phrase, "The Network is the Computer(TM)," and built networking technologies into every product. From the Solaris(TM) Operating Environment to UltraSPARC microprocessors, from scalable servers to the Java(TM) and Jini(TM) platforms, we are focused on providing customers with a single, high performance, highly reliable network computing architecture. This single focus provides customers with investment protection for their legacy computing environments, a single operating environment that is both backward compatible and scalable across our entire product line (binary compatibility) and an upgrade path for their entire network.

     The Internet has grown to encompass much more than simple information sharing. Increasingly, the Internet is enabling a whole new paradigm of business commerce that brings customers closer to suppliers and streamlines the delivery of goods and services. This new paradigm is commonly referred to as the Net Economy and is changing the fundamentals of most every business and industry across the globe. Through our products and technologies, we are helping customers participate in the Net Economy by implementing new processes and practices to take advantage of the opportunities that the Internet can provide.

PROVIDING COMPETITIVE SOLUTIONS BASED ON OPEN INDUSTRY STANDARDS

     From inception, we have focused on developing products and technologies based upon open industry standards to provide customers with flexibility for their networking environments. Through our commitment to open, industry standards, we have created technologies, such as Network File System (NFS(TM)), Scalable Processor Architecture (SPARC(TM)) and most recently Java(TM) and Jini(TM), that have facilitated industry growth.

     Through the Internet, we are realizing our long-standing vision of a network where information can be accessed at anytime, from anywhere, by anyone and from any device. The Internet is growing and expanding to be more than just a repository of information. Increasingly, businesses are looking to the Internet to enable more effective and efficient methods of electronic commerce and communication, to streamline business practices, increase productivity and reduce both costs and complexity. By harnessing the power of the Internet, businesses are transforming traditional practices and promoting the Net Economy. We support this transformation by leveraging the power of our computing technologies in order to provide our customers with the solutions they need to effectively utilize the power of the Internet.

EXTENDING OUR TECHNOLOGY LEADERSHIP AND INNOVATION

     We believe that in order to be a leading developer of enterprise and Internet-based products and technologies, we must continue to invest and innovate. Through our research and development investments, which have typically been approximately 10% of annual revenues, we are continually focusing on raising the bar of technological innovation. Over the past few years, we have made significant investments in several of our product technologies, including our highly scalable UltraSPARC processor architecture, our highly reliable and scalable Solaris Operating Environment, our cross-platform Java software development environment powering Internet-based applications, our Java-based Jini technology that allows a broad range of devices to connect and share information over the Internet and with one another, our scalable enterprise servers and workstations, and our network-based storage systems and software. Many of these technologies provide us with a competitive advantage and differentiation in the marketplace. We intend to continue our investments into new computing technologies and are focused on continuing to develop and deliver leading edge network computing products based upon our innovations.

INVESTING IN SUPPORT, EDUCATION AND PROFESSIONAL SERVICES

     We are also investing in the expansion of our support, education and professional services. As the market for network computing and Internet products and technologies expands, the demand for services also increases. In recognition of this demand, we hired nearly 1,700 people in the last fiscal year ended June 30, 1999 into our Enterprise Services organization, which now employs over 7,500 professionals. With a shortage of computing professionals worldwide, our customers are increasingly demanding support for enterprise as well as Internet projects. They require key integration, training, support and development services to bring their business processes and practices to the Internet. In addition, customers are looking for network computing suppliers to provide them with solutions to their enterprise and Internet computing needs. To meet the needs of our customers and partners, we will continue to invest in acquiring additional personnel to staff our rapidly growing support, education and professional services organization.

LEVERAGING STRONG INDUSTRY RELATIONSHIPS

     While our product and service offerings are very broad, we recognize that no single supplier of computing solutions can meet all of the needs of all of its customers. We have established relationships with leading value-added resellers, OEMs, service providers, independent software vendors (ISV) and systems integrators to deliver solutions that customers demand. Through these relationships, we are able to provide the end-to-end solutions that customers require to compete in the Net Economy. We also have relationships with leading network and application service providers, and offer the products, technologies and services they require for highly reliable applications and networking services to their customers. These cooperative relationships provide an attractive business model for these partners and create an environment where Sun benefits as our partners' businesses grow. In order to foster strong relationships, we have also instituted sales force incentive and flexible financing programs that align our operations with the success of their business.

BUSINESS ORGANIZATION

     To facilitate innovation and provide world class support for our global client base, we are structured as a group of businesses, each providing open, standard products and services for commercial and technical computing.

     We have focused our business on the following opportunities in the network computing industry:

COMPUTER SYSTEMS AND STORAGE

     Computer Systems and Storage designs, develops, manufactures and sells a broad range of desktop systems, servers, storage and network switches, incorporating the UltraSPARC(TM) microprocessors and the Solaris Operating Environment.

ENTERPRISE SERVICES

     Enterprise Services provides a full range of global services and support for heterogeneous network computing environments, including system/network management, systems integration, and support, education, and professional services.

SOFTWARE PRODUCTS AND PLATFORMS

     Software Products and Platforms designs, develops and sells our Solaris Operating Environment, Java software and our core technologies for consumer and embedded markets which include Chorus OS(TM) (a real-time operating environment), Java implementations and Jini technologies, as well as our software tools and security products. In addition, this organization is also responsible for software marketing, a software technology OEM sales group and an expanded and integrated ISV/developer relations and market development group.

MICROELECTRONICS

     Microelectronics designs, develops and markets high performance SPARC and Java microprocessors, board reference platforms, processor modules, chips sets and logic products for Sun products and third-party customers.

NETWORK SERVICE PROVIDER

     Network Service Provider sells real-time network platforms and carrier-grade, fault tolerant products that are designed to be extremely reliable. Our Network Service Provider business focuses on the needs of network-based telecommunications companies, cable operators, and the network equipment suppliers who develop products and technologies for the broader service provider industry.

     In addition, through our recent alliance with America Online, Inc. (AOL), the Sun-Netscape Alliance, we develop, market and sell enterprise and E-commerce software for consumers and businesses. These software products and technologies, commonly referred to as middleware, complement our enterprise servers, storage and workstation products. Combined, these products provide customers with comprehensive solutions to their enterprise and Internet computing needs.

PRODUCTS

     Our products and technologies, from our microprocessors to our Solaris Operating Environment to high-end enterprise scalable servers, were designed, developed and produced for the network computing environment.

WORKSTATIONS

     Our workstation products include the Ultra(TM) 5, Ultra 10 and Ultra 60 models. The Ultra 5 is used for business application and software development, offering high performance at a low cost. The Ultra 10 offers value and performance for 3-D graphics applications and is designed for applications such as drafting and design, animation and rendering, modeling and analysis. Finally, the Ultra 60 is Sun's highest performance workstation, in both single and dual processor configurations, and is suited for modeling and virtual prototyping, medical imaging, animation and geosciences.

ENTERPRISE SERVERS

     Our enterprise servers consist of workgroup servers, mid-range servers and data center/high-performance computing servers. These products run enterprise mission critical application environments, directories, databases, websites and many other applications. They offer significant scalability, reliability, availability, serviceability and performance. In addition, all enterprise servers share common components and offer binary compatibility for all application environments because they all run the Solaris Operating Environment on the UltraSPARC architecture. The primary competitive differentiators for these products in the marketplace are their performance, scalability and reliability. Scalability refers to a system's ability to add resources such as additional microprocessors, memory or input/output to increase performance without adding complexity. Reliability refers to the system's ability to run continuously without interruption. These two important attributes in our enterprise server products help our customers avoid costly architecture migrations and downtime that can result from increasing business demands.

     WORKGROUP SERVERS. We offer two products in the Workgroup Server group: the Sun Enterprise(TM) 250 and 450. The Sun Enterprise 250 can be configured with up to two microprocessors, six Ultra SCSI disks, fast ethernet, multiple independent data paths, and multiple redundancy to provide customers with high performance, high throughput, and high reliability for business critical applications. The Sun Enterprise 250 can host electronic mail, websites, directory databases and many other applications.

     The Sun Enterprise 450 servers provide the scalability, performance and reliability for critical business needs. The Sun Enterprise 450 server supports up to four microprocessors and utilizes high speed interconnect and offers 10 PCI slots, which allow the Sun Enterprise 450 to scale as application demand grows. The Sun Enterprise 450 provides the reliability, availability and scalability needed for demanding applications and solutions such as groupware, distributed database applications, clustering, enterprise resource planning as well as e-mail and Internet/intranet services.

     MID-RANGE SERVERS. Our mid-range servers offer scalability supporting up to eight processor configurations in the Sun Enterprise 3500 and up to thirty processor configurations in the Sun Enterprise 6500. The entry level Sun Enterprise 3500 is a powerful, scalable, versatile and upgradeable departmental server in a compact package. The Sun Enterprise 4500 is expandable up to 14 processors and is one of our most modular and powerful departmental servers, offering outstanding performance and the ability to scale system performance and capacity as needs grow. The Sun Enterprise 5500 is also expandable up to 14 processors and is packaged in a rack configuration allowing the bundling of additional storage in a single enclosure. Finally, the Sun Enterprise 6500 provides customers the ability to deploy large scale, mission critical applications in a network-based environment. The Sun Enterprise 6500 offers the performance and availability required for mainframe-class mission-critical applications. Our mid-range servers are utilized for E-commerce, databases, decision support, data mining and warehousing, telecommunications, enterprise resource planning and network file system support.

     DATA CENTER/HIGH-PERFORMANCE COMPUTING SERVERS. In the data center/high-performance computing server group, we offer the Sun Enterprise 10000, which is the most scalable UNIX system in the marketplace and incorporates mainframe features. The Sun Enterprise 10000 is designed to offer greater performance and lower total cost of ownership than mainframe products. The Sun Enterprise 10000 is used for server consolidations, application migrations, data mining and warehousing, custom applications, on-line transaction support, enterprise resource planning and databases.

TELECOMMUNICATIONS SERVERS

     For telecommunications, cable, wireless and network equipment providers, our Netra servers provide NEBS (Network Equipment Building Standard) compliant, carrier grade, high-availability solutions for mission critical applications. The Netra telecommunications servers are all based on the scalable SPARC/ Solaris architecture. At the entry level, the Netra(TM) t1 server offers high availability at low cost with features such as automatic server restart, hot-pluggable disks and lights-out management, which allow providers to remotely manage power status and monitor system health. The Netra t1 was specifically designed for network service providers offering a compact chassis that can be easily stacked into existing racks.

     The Netra t1120/t1125 are NEBS certified, carrier-grade servers which allow network service providers to deploy mission critical applications and services outside the central office. The Netra t1120 is for DC power environments, whereas the Netra t1125 is for AC power. The Netra t1120/t1125 are used by telecommunications and service provider customers for network policy management, directory, load balancing, security, voice messaging and many other applications. The Netra ft1800 is a fault tolerant server offering customers NEBS compliance and extreme reliability. It is specifically designed for central office and data networking environments for running mission critical applications. The Netra ft1800 has been designed to eliminate all single points of failure in order to provide continuous availability. The Netra ft1800 is used for network management and telecommunications applications.

NETWORK STORAGE

     Our Network Storage systems and software also support our strategy of providing products and technologies to network computing environments. Through our broad product line, we are able to deliver not only storage connectivity, but also storage intelligence to the network across multiple operating environments, including NT.

     The Intelligent Storage Server(TM) A7000 offers seamless UNIX/mainframe/NT information sharing capabilities. It is designed to deliver high-end, heterogeneous storage supporting UNIX platforms, mainframes and NT platforms and as such it is well-suited for storage consolidation of multiple servers into a single storage unit. The A7000 also offers campus remote mirroring for disaster recovery or business continuance in the event of system failures.

     The A5000 storage array is an all fibre channel array for high performance data warehousing or high bandwidth applications due to the all fibre channel pipes from host to fibre channel disks. It offers cluster support for mission critical availability and performance. Both Solaris and NT platforms are supported. This highly reliable and scalable product is a building block disk for creating a new breed of intelligent storage networks.

     The A3500 array features a high-availability design and outstanding performance and capacity for OLTP (On-Line Transaction Processing) applications and departmental-level storage requirements. It also offers cluster support for OLTP applications. This product scales from disks to dual controller, high performance, high availability storage.

     The A1000/D1000 products provide a building-block solution for workgroups and small departments. These products offer a high-performance, affordable, and versatile storage solution. These expandable RAID (Redundant Array of Independent Disks) systems allow customers to customize their storage environments as a stand-alone device offered with or without a controller and to provide optimum scalability as a rack-mounted solution.

     Our tape automation products provide the flexibility, scalable capacities, and high performance for enterprises of all sizes. Sun offers autoloaders using 8mm and digital data service (DDS-3) technology for workgroup environments. The complete family of Sun StorEdge(TM) enterprise tape libraries has been designed with digital linear tape (DLT) technology and one of the industry's leading robotics technology.

     Our storage software applications provide a high level of information protection. Remote Dual Copy of the Sun StorEdge A7000 is designed to offer continuous business operation in the event of a data center disaster, while the Sun StorEdge Enterprise NetBackup(TM) system provides backup/restore for thousands of users and high performance hot database backup for Oracle, Sybase, Informix and SAP databases. Solstice Backup(TM) is a workgroup and departmental solution, optimized for backups of local data. Sun StorEdge Volume Manager(TM), Sun StorEdge LibMON(TM), and Sun StorEdge Enterprise HSM products provide flexible, cost effective information management, allowing more effective utilization of storage resources.

MICROELECTRONICS

     In addition to creating the microprocessors for Sun's workstation and server products, Microelectronics provides OEM customers with a wide range of reference platforms in multiple markets, including enterprise, communications, and consumer electronics. Our microelectronics products include board reference platforms, microprocessor modules, chip sets and logic solutions and microprocessors. The UltraSPARC architecture is one of the most scalable solutions on the market, providing the power behind our servers and workstation products. In addition, we also design Java-based processors for consumer electronics, telecommunications and embedded solutions.

     Our PCI, compact PCI, SBus, Java and ATX board platforms are also used in telecommunications, enterprise computing and consumer electronics solutions, providing OEM customers with a low-cost, scalable, highly reliable solution. Finally, our modules, chip sets and logic products provide customers with the performance and flexibility to create low cost, scalable, easy to integrate solutions.

SYSTEM AND INTERNET SOFTWARE

     SOLARIS OPERATING ENVIRONMENT. The Solaris product line includes desktop, intranet, Internet Service Provider (ISP) and enterprise operating environments for SPARC and Intel platforms. The Solaris Operating Environment is a high performance, highly reliable, scalable and secure operating environment that is easy to install and use, optimized for the Java platform and supports more than 12,000 applications. The Solaris Operating Environment is optimized for enterprise computing, Internet/intranet business requirements, powerful databases and high performance technical computing environments.

     We also provide software solutions that focus on network management and network security that complement our server and storage product offerings. In addition, we provide Solaris and Java-based tools for software developers who create high performance applications for enterprises, telecommunications and the Internet.

     JAVA. Our Java application environment is one of the first widely accepted application environments to allow development of application software independent of the underlying platform. In fiscal 1999, Sun broadly expanded the definition and availability of the Java platform and extended it to the smallest devices, such as smart cards, personal digital assistants, and embedded controllers and set-top boxes with our MicroJava(TM) platform, as well as to the enterprise with our EnterpriseJava platform. These two new Java platforms address very different markets, yet share a common core architecture and Application Programming Interface (API) set. These platforms complement our StandardJava platform which is intended for PC and workstation clients.

     The Java Development Kit enables developers to create and run applets (which are miniature applications written in the Java programming language) that run inside a compatible web browser, and full applications written using the Java programming language.

     JINI. Jini connection technology is based upon a single concept, that devices should work together and simply connect to the network. This means that there are no drivers to find, no complex proprietary software requirements, and no cables and connectors that can be difficult to match. There are three Jini System Software product offerings: the Jini System Software Starter Kit, the Jini Technology Core Platform Compatibility Kit, and the JavaSpaces(TM) Technology Kit. These products contain components of the Jini technology to assist developers in creation of new Jini services.

ENTERPRISE SUPPORT, EDUCATION, AND PROFESSIONAL SERVICES

     Sun is one of the largest network computing systems providers worldwide, with over 1.2 million network systems supported by Sun's products and technologies and with support available in over 170 countries. The SunSpectrum(TM) support services product offerings allow customers the power and flexibility to customize their support services contracts. Customers can choose from four different support contract offerings that range from mission-critical to self-support options. Each contract type is specifically designed to provide our customers with the support they require to ensure high availability and continuous operation.

     Our education services provide customers with innovative education solutions, from technical instructor led courses, to education consulting services, to self-paced technology-based training. We specialize in UNIX and Java technology training to assist our customers with their network computing and Internet operations.

     Finally, our professional services specialize in providing customers with platform integration, enterprise management and operation, advanced Internet, Java technology and Enterprise Resource Planning services. These offerings are tailored to meet specific customer needs in training, integration and consulting services, providing technical knowledge and network computing/Internet expertise.

THE SUN-NETSCAPE ALLIANCE

     In March 1999, we formed the Sun-Netscape Alliance, which is focused on providing software applications and professional services that provide enterprise customers and service providers with the ability to put their businesses on the Internet quickly and to scale to meet rapid increases in demand. With products such as i-Planet remote access, the Netscape browser, web server, application server, directory, mail and E-commerce applications, this alliance is uniquely positioned to provide technologies and products that better support enterprises and service providers. In addition, alliance products support the Solaris Operating Environment, NT, HP-UX, AIX and Linux.

SALES, DISTRIBUTION AND MARKETING

     We maintain a presence in most major markets and sell computer systems, software and services to our customers worldwide through a combination of direct and indirect channels. We also offer off-the-shelf software and component products such as CPU chips, ASICs and embedded boards on an OEM basis to other hardware manufacturers, and supply after-market and peripheral products to their end-user installed base, both directly and through independent distributors and resellers.

     Our direct sales force is organized into two primary sales forces: a sales force concentrating on enterprise systems, storage, and some software products and a sales force for software products and platforms. These sales forces sell to selected end-user named accounts and numerous indirect channels. Each sales force is compensated on a channel-neutral basis to reduce potential channel conflict between distribution partners. Our other distribution channels include:

     - systems integrators, both government and commercial, who serve the market for large commercial projects requiring substantial analysis, design, development, implementation and support of custom solutions;

     - master resellers who supply product and provide product marketing and technical support services to our smaller Value-Added Resellers (VARs);

     - VARs who provide added value in the form of software packages, proprietary software development, high-end networking integration, vertical integration, vertical industry expertise, training, installation and support;

     - OEMs who integrate our products with other hardware and software; and

     - independent distributors who primarily cover markets in which we do not have a direct presence.

     The growth and management of the reseller channels is very important to our future revenues and profitability. Channel partners account for more than 50% of our revenues and will continue to play a key role in providing the value, service and support critical to our long-term success.

     Our direct systems sales force serves educational institutions, software vendors, governments, businesses and other strategic accounts. We have approximately 100 sales and service offices in the United States and approximately 140 sales and service offices in 45 other countries. In addition, we use independent distributors in approximately 150 countries, sometimes with other resellers and direct sales operations.

     Our revenues from outside the United States, including those from end-users, resellers and distributors were approximately 49%, 48% and 49% of our total revenues in fiscal 1999, 1998, and 1997, respectively. If we are unable to continue generating substantial revenues from international sales our business could be substantially harmed. Our ability to sell our products internationally is subject to the following risks:

     - general economic and political conditions in each country could adversely affect demand for our products and services in these markets, as recently occurred in certain Asian and Latin American markets;

     - currency exchange rate fluctuations could result in lower demand for our products, as well as currency translation losses;

     - changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business in these jurisdictions; and

     - trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market and increase our operating costs.

     Direct sales we make in countries outside of the United States are generally priced in local currencies and can be subject to currency exchange fluctuations. The net impact of currency fluctuations on net revenues and operating results cannot be precisely measured as our product mix and pricing change over time in various markets, partially in response to currency movements. Our results of operations could be harmed by factors such as changes in foreign currency rates or real economic conditions in the foreign markets in which we distribute our products. We are primarily exposed to changes in exchange rates on the Japanese yen, British pound, French franc, and German deutsche mark. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales decreases. When the U.S. dollar weakens against these currencies, the dollar value of non-U.S. dollar-based sales increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Overall we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar, and are adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect our consolidated sales and operating margins as expressed in U.S. dollars. To minimize currency exposure gains and losses, we may borrow funds in local currencies, enter into forward exchange contracts, purchase foreign currency options and promote natural hedges by purchasing components and incurring expenses in local currencies, whenever feasible.

     Our sales to overseas customers are made under export licenses that must be obtained from the United States Department of Commerce. Protectionist trade legislation in either the United States or other countries, such as a change in the current tariff structures, export compliance laws or other trade policies, could adversely affect our ability to sell or to manufacture in international markets. Furthermore, revenues from outside the United States are subject to inherent risks, including the general economic and political conditions in each country. Sales to or through C. Itoh Technoscience Co. Ltd., Fujitsu, Ltd. and Toshiba Corporation together represent a significant portion of Sun's revenues in Japan. We remain cautious with regard to the Japanese market and do not expect the current Japanese macroeconomic trends to change significantly in the near term. If the economic trends in Japan significantly worsen in a quarter or decline over an extended period of time, our results of operations and cash flows could suffer. Although we have experienced U.S. dollar revenue growth in the European marketplace on a year over year basis, there can be no assurance that such trends will continue. In particular, if capital spending declines in certain countries or industries over an extended period of time our results of operations and cash flows could suffer.

     One of our customers accounted for more than 10% of our revenues in fiscal 1999 and 1998. No individual customer accounted for more than 10% of revenues in fiscal 1997. Sales to MRA Systems, Inc., an authorized reseller, were approximately 14% of our fiscal 1999 and 1998 revenues. Our business could suffer if this customer or another significant customer terminated its business relationship with us or significantly reduced the amount of business it did with us. Also see Note 10 of Notes to Consolidated Financial Statements incorporated by reference herein for additional information concerning sales to foreign customers and business segments.

     Our marketing activities include advertising in computer publications and the business press, direct mailings to customers and prospects, televised programs and attendance at trade shows. We maintain a customer resource program, Sunergy(SM), which includes live interactive satellite broadcasts and provides electronic access to newsletters and technical information. We also sponsor a series of seminars to specific resellers, university customers, end-users and government customers and prospects designed to familiarize attendees with the capabilities of the Sun product line.

     Our future operating results will continue to be subject to quarterly fluctuations based upon a variety of factors. Our operating results usually fluctuate downward in the first and third quarters of each fiscal year due to customer buying patterns for hardware and software products and services. Our operating expenses will continue to increase as we continue to expand our operations. Our operating results could suffer if our revenues do not increase at least as fast as our expenses. If, in the future, we acquire technologies, products or businesses, or we form alliances with companies requiring technology investments or revenue commitments (such as our recent alliance with AOL), we will face a number of risks to our business. The risks we may encounter include those associated with integrating or co-managing operations, personnel, and technologies acquired or licensed, and the potential for unknown liabilities of the acquired or combined business. Also, we will include amortization expense of acquired intangible assets in our financial statements for several years following these acquisitions. Our business and operating results on a quarterly basis could be harmed if our acquisition or alliance activities are not successful.

     Our order backlog at June 30, 1999 was approximately $825 million, compared with approximately $599 million at June 30, 1998. Our backlog includes only orders for which a delivery schedule within six months has been specified by the customer. Backlog levels vary with demand, product availability and our delivery lead times and are subject to significant decreases as a result of, among other things, customer order delays, changes or cancellations. As such, backlog levels are not a reliable indicator of future operating results.

CUSTOMER SERVICE AND SUPPORT

     We provide expertise in heterogeneous network computing through a full range of global services, including support services (systems support for hardware and software), education services (education consulting, skills migration and training) and professional services (IT consulting, systems integration and system/network management). Sun assists both technical and commercial customers, supporting more than 1 million systems in more than 170 countries, training more than 75,000 students annually, and providing consulting, integration and operations assistance to IT organizations worldwide.

     In support services, we have increased resources in the field for direct service delivery, especially software support engineers based in solution centers and field offices. Higher levels of field resources are critical to the overall investments being made in mission critical support capability. Our direct services are complemented by third-party service providers who primarily deliver hardware support services. Software support continues to be primarily delivered by our software support engineers. Third-party service providers provide necessary leverage on critical field resources such as parts inventories and staff to meet the service requirements of the growing installed base. Investments by these third-party service providers help us expand geographic coverage without additional fixed cost investment on our part.

     We offer a warranty for parts and labor on hardware products, generally for one year from date of sale and a limited warranty on software, generally for 90 days from date of sale. We service products during the warranty period and provide contract service after the initial product warranty has expired. Post-warranty support services are primarily offered through a tiered support offering called SunSpectrum(SM). SunSpectrum offers four levels of differentiated support that package hardware, software and peripherals in a single price support service. Warranty and post-warranty services are provided through 36 solution centers worldwide.

     Our education services offer comprehensive skills migration, enterprise consulting and courseware. Consultants can perform needs analysis, skills assessment and migration, curriculum design and course customization. Instructor-led courseware addresses the education needs of many customers including managers, operators, developers, system administrators, and end-users. As an alternative to the classroom, our customers may select technology-based training options including our web-based learning solution which is available to those having Internet access, built on the Java platform, and provides modular courses on Jini technologies. Additionally, we provide interactive training products on CD-ROM which can be geared for various levels of expertise.

     In professional services, we provide the people, processes and technology to deliver single point-of-contact solutions tailored to meet customer needs. Our technical and project management experts help customers plan, implement, and manage heterogeneous computing environments. Our consultants also help design IT architectures and plan migrations from legacy systems to network computing. To implement solutions, integration experts help customers develop and deploy distributed computing environments for new applications. To keep the environment operating at peak performance, operations experts help customers manage the complexity of the heterogeneous systems and networks. In addition, we help with all phases of creating and implementing Internet solutions. Investments have been made in competencies in Internet/Java technologies, business applications and systems and network management.

     Certain complex systems we sell require a high level of implementation support and consequently, a customer's acceptance of such systems may be delayed in the event Sun does not provide a sufficient level of such service. Delays in customer acceptance could seriously harm our business.

PRODUCT DEVELOPMENT

     Our research and product development programs are intended to sustain and enhance our competitive position by incorporating the latest worldwide advances in hardware, software, graphics, networking, data communications and storage technologies. The product development efforts conducted within each of our businesses are focused on enhancing the performance, reliability, availability, and serviceability of our hardware and systems software. Additionally, we remain focused on system software platforms for Internet and intranet applications, developing advanced workstation and server architectures, as well as designing application-specific integrated circuits and software for networking and distributed computing. Sun's product development continues to focus on the high-performance implementation of existing standards and the development of new technology standards.

     We conduct research and development worldwide principally in the United States, France, United Kingdom, Ireland, Japan, and Israel. Research and development expenses were approximately $1,263 million, $1,014 million and $826 million in fiscal 1999, 1998 and 1997, respectively. In recent years, our research and development efforts have focused increasingly on the Java architecture, Solaris software and SPARC microprocessors. We believe that software development provides and will continue to provide significant competitive differentiation. Therefore, we devote substantial resources to the development of workgroup software, networking and data communications, video, graphics, disk array, object technology and the software development environment.

     The products we make are very complex and if we are unable to rapidly and successfully develop and introduce new products, we will not be able to satisfy customer demand. We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that our customers choose to buy. If we are unable to develop new products, our business and operating results would be seriously harmed. We must quickly develop, introduce and deliver in quantity new, complex systems, software, and hardware products and components, including our UltraSPARC(TM) microprocessors, the Solaris operating environment, our intelligent storage products and other software products, such as those products under development or to be developed under our recent alliance with AOL. The development process for these complicated products is very uncertain. It requires high levels of innovation from both our product designers and our suppliers of the components used in our products. The development process is also lengthy and costly. If we fail to accurately anticipate our customers' needs and technological trends or are otherwise unable to complete the development of a product on a timely basis, we will be unable to introduce new products into the market on a timely basis, if at all, and our business and operating results would be adversely affected. In addition, the successful development of software products under our alliance with AOL depends on many factors, including our ability to work effectively within the alliance on complex product development and any encumbrances that may arise from time to time that may prevent us from developing, marketing or selling these alliance software products. If we are unable to successfully develop or market or sell the alliance software products, or other software products, our business and operating results could be seriously harmed. Software and hardware products such as ours may contain known as well as undetected errors and these defects may be found following introduction and shipment of new products or enhancements to existing products. Although we attempt to fix errors that we believe would be considered serious by our customers prior to shipment, we may not be able to detect or fix all such errors, and this could result in lost revenues and delays in customer acceptance, and could be detrimental to our business and reputation.

     Delays in product development or customer acceptance and implementation of new products and technologies could seriously harm our business. Delays in the development and introduction of our products may occur for various reasons. For example, delays in software development could delay shipments of related new hardware products. Generally, the computer systems that we sell to customers incorporate many of our hardware and software products, such as the UltraSPARC microprocessor, the Solaris operating environment and intelligent storage products. Any delay in the development of the software and hardware included in our systems could delay our shipment of these systems.

     In addition, if customers decided to delay the adoption and implementation of new releases of our Solaris operating environment this could also delay customer acceptance of new hardware products tied to that release. Adopting a new release of an operating system requires a great deal of time and money for a customer to convert its systems to the new release. The customer must also work with software vendors who port their software applications to the new operating system and make sure these applications will run on the new operating system. As a result, customers may decide to delay their adoption of a new release of an operating system because of the cost of a new system and the effort involved to implement it. Also, customers may wait to implement new systems until after January 1, 2000 so that there is less likelihood of Year 2000 computer problems.

MANUFACTURING AND SUPPLY

     Our manufacturing operations consist primarily of final assembly, test and quality control of systems, materials and components. We manufacture in California, Oregon, and Scotland, and distribute in California, the Netherlands and Japan. We have continued efforts to simplify the manufacturing process by reducing the diversity of system configurations offered, increasing the standardization of components across product types and establishing local sources of supply in major geographies.

     Our reliance on single source suppliers could delay product shipments and increase our costs. We depend on many suppliers for the necessary parts and components to manufacture our products. There are a number of vendors producing the parts and components that we need. However, there are some components that can only be purchased from a single vendor due to price, quality or technology reasons. For example, we depend on Sony for various monitors and on Texas Instruments for our SPARC microprocessors. If we were unable to purchase the necessary parts and components from a particular vendor and we had to find a new supplier for such parts and components, our new and existing product shipments could be delayed, severely affecting our business and operating results.

     Our future operating results depend on our ability to purchase a sufficient amount of components to meet the demands of our customers. We depend heavily on our suppliers to timely design, manufacture and deliver the necessary components for our products. While many of the components we purchase are standard, we do purchase some components, specifically color monitors and custom memory integrated circuits such as SRAMS and VRAMS, that require long lead times to manufacture and deliver. Long lead times make it difficult for us to plan component inventory levels in order to meet the customer demand for our products. In addition, in the past, we have experienced shortages in certain of our components (specifically DRAMS and SRAMS). If a component delivery from a supplier is delayed, if we experience a shortage in one or more components or if we are unable to provide for adequate levels of component inventory our new and existing product shipments could be delayed and our business and operating results could suffer.

     Since we order our components (and in some cases commit to their purchase) from suppliers in advance of receipt of customer orders for our products that include these components, we face a substantial inventory risk. As part of our component inventory planning, we frequently pay certain suppliers well in advance of receipt of customer orders. For example, we often enter into noncancelable purchase commitments with vendors early in the manufacturing process of our microprocessors to make sure we have enough of these components for our new products to meet customer demand. Because the design and manufacturing process for these components is very complicated it is possible that we could experience a design or manufacturing flaw that could delay or even prevent the production of the components for which we have previously committed to pay. We also face the risk of ordering too many components, or conversely, not enough components, since the orders are based on the forecasts of customer orders rather than actual orders. If we cannot change or be released from the noncancelable purchase commitments, we could incur significant costs from the purchase of unusable components, due to a delay in the production of the components or as a result of inaccurately predicting component orders in advance of customer orders. Our business and operating results could be seriously harmed as a result of these increased costs.

     The manufacture and introduction of our new hardware and software products is also a complicated process. Once we have developed a new product we face the following challenges in the manufacturing process:

     - we must be able to manufacture new products in high enough volumes so that we can have an adequate supply of new products to meet customer demand;

     - we must be able to manufacture the new products at acceptable costs. This requires us to be able to accurately forecast customer demand so that we can procure the appropriate components at optimal costs. Forecasting demand requires us to predict order volumes, the correct mixes of our software and hardware products and the correct configurations of these products;

     - we must manage new product introductions so that we can minimize the impact of customers delaying purchases of existing products in anticipation of the new product release. We must also try to reduce the levels of older product and component inventories to minimize inventory write-offs; and

     - we may also decide to adjust prices of our existing products during this process in order to try to increase customer demand for these products. If we are introducing new products at the same time or shortly after the price adjustment, this will complicate our ability to anticipate customer demand for our new products.

     If we were unable to timely develop, manufacture and introduce new products in sufficient quantity to meet customer demand at acceptable costs or if we were unable to correctly anticipate customer demand for our new products, our business and operating results could be significantly harmed.

COMPETITION

     If we are unable to compete effectively with existing or new competitors, our resulting loss of competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability and loss of market share. We compete in the hardware and software products and services markets. These markets are intensely competitive. If we fail to compete successfully in these markets, the demand for our products would decrease. Any reduction in demand could lead to a decrease in the prices of our products, fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability, and loss of market share. These competitive pressures could seriously harm our business and operating results.

     Our competitors are some of the largest, most successful companies in the world. They include Hewlett Packard Company (HP), International Business Machines Corporation (IBM), Compaq Computer Corporation (Compaq) and EMC Corporation (EMC). Our future competitive performance depends on a number of factors, including our ability to perform the following:

     - continually develop and introduce new products and services with better prices and performance than offered by our competitors;

     - offer a wide range of products and solutions from small single-processor systems to large complex enterprise-level systems;

     - offer solutions to customers that operate effectively within a computing environment that includes hardware and software from multiple vendors;

     - offer products that are reliable and that ensure the security of data and information;

     - create products for which third party software vendors will develop a wide range of applications; and

     - offer high quality products and services.

     We also compete with systems manufacturers and resellers of systems based on microprocessors from Intel Corporation (Intel) and Windows NT operating system software from Microsoft Corporation (Microsoft). These competitors include Dell Computer Corporation, HP and Compaq, in addition to Intel and Microsoft. This competition creates increased pressure, including pricing pressure, on our workstation and lower-end server product lines. We expect this competitive pressure to intensify considerably during our fiscal year 2000 with the anticipated releases of new software products from Microsoft and new microprocessors from Intel.

     The computer systems that we sell are made up of many products and components, including workstations, servers, storage products, microprocessors, the Solaris(TM) operating environment and other software products. In addition, we sell some of these components separately and as add-ons to installed systems. If we are unable to offer products and services that compete successfully with the products and services offered by our competitors or that meet the complex needs of our customers, our business and operating results could be seriously harmed. In addition, if in responding to competitive pressures, we are forced to lower the prices of our products and services and we are unable to reduce our component costs or improve operating efficiencies, our business and operating results would be seriously harmed.

     Over the last two years, we have invested significantly in our storage products business with a view to increasing the sales of these products both on a stand-alone basis to customers using the systems of our competitors and as part of the systems that we sell. The intelligent storage products business is intensely competitive. EMC is currently the leader in this market. To the extent we are unable to penetrate this market and compete effectively, our business and operating results could be seriously harmed. In addition, we will be making significant investments over the next few years to develop, market and sell software products under our recent alliance with AOL and have agreed to significant minimum revenue commitments. These alliance products are targeted at the E-commerce market and are strategic to our ability to successfully compete in this market. If we are unable to successfully compete in this market, our business and operating results could be seriously harmed.

     We have encouraged the use of SPARC technology as a standard in the computer marketplace by licensing much of the technology and promoting open interfaces to the Solaris Operating Environment, as well as by offering microprocessors and enabling technologies to third party customers. As a result, several licensees also offer SPARC/Solaris based products that compete directly with our products, primarily in the desktop markets. We have also worked to make our Java technology a programming standard for complex networks. We develop applications, tools and systems platforms, as well as work with third-parties to create products and technologies, in order to continue to enhance the Java platform's capabilities. As part of this effort, we license Java technology widely to encourage competitors of Sun to also develop products competing with these applications, tools and platforms.

PATENTS AND LICENSES

     We hold a number of U.S. and foreign patents relating to various aspects of our products and technology. While we believe that patent protection is important, we also believe that patents are of less competitive significance than factors such as innovative skills and technological expertise.

     We have from time to time been notified that we may be infringing certain patents or other intellectual property rights of others, although no material litigation has arisen out of any of these claims. Several pending claims are in various stages of evaluation. We are evaluating the desirability of entering into licensing agreements in certain of these cases. Based on industry practice, we believe that any necessary licenses or other rights could be obtained on commercially reasonable terms. However, no assurance can be given that licenses can be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights, or litigation arising out of such claims, could harm our business.

EMPLOYEES

     As of June 30, 1999, we had approximately 29,700 employees. We depend on key employees and face competition in hiring and retaining qualified employees. Our employees are vital to our success, and our key management, engineering and other employees are difficult to replace. We expect to continue to increase the number of our employees to support our growth. We generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. The expansion of high technology companies in Silicon Valley and Colorado, as well as many other cities, has increased demand and competition for qualified personnel. We may not be able to attract, assimilate or retain additional highly qualified employees in the future and this could harm our business.

ADDITIONAL FACTORS AFFECTING OUR BUSINESS

  Our failure or the failure of our business partners and customers to be Year 2000 compliant could harm our business.

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As the Year 2000 approaches, these code fields will need to be able to distinguish years beginning with "19" from those beginning with "20." As a result, in less than six months, computer systems and/or software products used by many companies may need to be upgraded to comply with such Year 2000 requirements. We are currently expending resources to review our products and services, as well as our internal use software in order to identify and modify those products, services and systems that are not Year 2000 compliant. We believe that the vast majority of these costs are not incremental to us but represent a reallocation of existing resources and include regularly scheduled systems upgrades and maintenance. In addition, we have made custom coding enhancements to our mission critical internal business systems and we believe that such internal systems are now Year 2000 compliant. We are working to make our remaining internal systems Year 2000 compliant by September 30, 1999.

     Although we believe that the costs associated with the aforementioned Year 2000 efforts are not material, we currently estimate that such costs will be between $40 to $45 million, of which approximately $25 million had been spent through June 30, 1999. The aforementioned costs are estimates due in large part to the fact that we do not separately track the internal labor costs associated with Year 2000 compliance, unless such costs are incurred by individuals devoted primarily to Year 2000 compliance efforts. These cost estimates do not include any potential costs related to any customer or other claim. In addition, these cost estimates are based on the current assessment of the ongoing activities described above, and are subject to change as we continuously monitor these activities. We believe any modifications deemed necessary will be made on a timely basis and we do not believe that the cost of such modifications will seriously harm our business. We currently expect the aforementioned evaluation of our products, services and systems and any remediation necessary will be completed by September 30, 1999. As of June 30, 1999, we had not identified any items or areas which would require material remediation efforts. Our expectations as to the extent and timeliness of any modifications required in order to achieve Year 2000 compliance and the costs related thereto are forward-looking statements subject to risks and uncertainties. Actual results may vary materially as a result of a number of factors, including, among others, those described in this section. We cannot be sure, however, that we will be able to successfully modify on a timely basis such products, services and systems to comply with Year 2000 requirements. Our business could suffer if we fail to make our products, services and systems Year 2000 compliant in time.

     We have established a program to assess whether certain of our products are Year 2000 compliant. Under this program, we are in the process of performing tests on Sun products listed on our price lists. To monitor this program and to help customers evaluate their Year 2000 issues we have created a Web site at http://sun.com/y2000/cpl.html which identifies the following categories: products that were released Year 2000 compliant; products that require modifications to be Year 2000 compliant; products under review; products that are not Year 2000 compliant and need to be replaced with a Year 2000 compliant product; source code products that could be modified and implemented without our review; and products that do not process or manipulate date data or have no date-related technology. We update this list periodically as our analysis of additional products is completed.

     Based on our assessment to date, most of our newly introduced products and services are Year 2000 compliant, however, we cannot be sure that our current products do not contain undetected errors or defects associated with Year 2000 functions that may result in material costs to us. In addition, some of our customers are running products that are not Year 2000 compliant and will require an upgrade or other remediation to become Year 2000 compliant. We provide limited warranties as to Year 2000 compliance on certain of our products and services. Except as specifically provided for in the limited warranties, we do not believe that we are legally responsible for costs incurred by customers to achieve Year 2000 compliance. We have been taking steps to identify affected customers, raise customer awareness related to noncompliance of our older products and encourage such customers to migrate to current products or product versions. It is possible that we may experience increased expenses if we need to upgrade or perform other remediation on products that our customers are using that are not Year 2000 compliant. Our business may also materially suffer if customers become concerned about or are dissatisfied with our products and services as a result of Year 2000 issues.

     We also face risks to the extent that suppliers of products, services and systems purchased by us or the suppliers of others with whom we transact business cannot timely provide us with products, components, services or systems that meet Year 2000 requirements. To the extent that we are not able to test technology provided by third party hardware or software vendors, we are in the process of carrying out audits and obtaining Year 2000 compliance certifications from each of our major vendors that their products and internal systems, as applicable, are Year 2000 compliant. In the event any such third parties cannot timely provide us with products, services or systems that meet the Year 2000 requirements, our business could be harmed. Furthermore, a reasonably likely worst case scenario would be if one of our major vendors experienced a material disruption in business, which caused us to experience a material disruption in business. If either our internal systems or the internal systems, products or services of one or more of our major vendors (including banks, energy suppliers and transportation providers) fail to achieve Year 2000 compliance, our business could be seriously harmed. We are currently developing contingency plans to deal with potential Year 2000 problems related to our internal systems that are deemed to be high risk and with respect to products and services provided by outside vendors. We expect these plans to be complete by September 30, 1999. If these plans are not timely completed or if they are not successful or if new Year 2000 problems not covered by our contingency plans emerge, our business and operating results may be seriously harmed.

     Although we believe that the cost of Year 2000 modifications for both internal use software and systems, as well as Sun's products are not material, we cannot be sure that various factors relating to the Year 2000 compliance issues will not seriously harm our business or operating results. For example, a significant amount of litigation may arise out of Year 2000 compliance issues and we cannot be sure about the extent to which we may be affected by any of this litigation. Even though we do not believe that we are legally responsible for our customers' Year 2000 compliance obligations, it is unclear whether different governments or governmental agencies may decide to allocate liability relating to Year 2000 compliance to us without regard to specific warranties or warranty disclaimers. Our business could suffer in any given quarter if any liability is allocated to us. Furthermore, we do not know how customer spending patterns may be affected by Year 2000 issues. We believe, however, that customers will focus on preparing their businesses for the Year 2000 and that their capital budgets will be spent in large part on remediation efforts, potentially delaying the purchase and implementation of new systems, thereby creating less demand for our products and services. Our business could be harmed if customers delay purchasing our products during the first half of our fiscal Year 2000 because of Year 2000 concerns, or if our customers are unable to conduct their business or are prevented from placing orders or paying us because of their own Year 2000 problems. A significant disruption of our financial management and control systems or a lengthy interruption in our operations caused by a Year 2000 related issue could also result in a material adverse impact on our operating results and financial condition.

OUR ACQUISITION AND ALLIANCE ACTIVITIES COULD DISRUPT OUR ONGOING BUSINESS.

     We intend to continue to make investments in companies, products and technologies, either through acquisitions or investment alliances. For example, we have purchased several companies in the past and formed alliances, including our recent alliance with AOL. Acquisitions and alliance activities often involve risks, including:

     - we may experience difficulty in assimilating the acquired operations and employees;

     - we may experience difficulty in managing product co-development activities with our alliance partners;

     - we may be unable to retain the key employees of the acquired operation;

     - the acquisition or investment may disrupt our ongoing business;

     - we may not be able to incorporate successfully the acquired technology and operations into our business and maintain uniform standards, controls, policies and procedures; and

     - we may lack the experience to enter into new markets, products or technologies.

     Some of these factors are beyond our control. Failure to manage these alliance activities effectively and to integrate acquisitions would affect our operating results or financial condition.

ITEM 2. PROPERTIES

     We conduct our worldwide operations using a combination of leased and owned facilities. While we believe we have sufficient facilities to conduct business during fiscal 2000, we will continue to lease and acquire facilities throughout the world as necessary. Our owned properties consist of an approximately 1,000,000 square foot facility on approximately 57 acres in Menlo Park, California; an approximately 700,000 square foot facility on approximately 58 acres in Newark, California; an approximately 540,000 square foot facility on approximately 158 acres in Burlington, Massachusetts; an approximately 530,000 square foot facility on approximately 120 acres in Broomfield, Colorado where an additional 200,000 square foot facility is under construction; an approximately 260,000 square foot facility on approximately 12 acres in Palo Alto, California; an approximately 230,000 square foot facility on approximately 24 acres in Linlithgow, Scotland; an approximately 180,000 square foot facility in Plantation, Florida; an approximately 140,000 square foot facility in Melbourne, Florida; an approximately 30,000 square foot facility on approximately 2.5 acres in Bagshot, England; an 82 acre site in Santa Clara, California where a 630,000 square foot facility is under construction; 40 acres in Farnborough, England where an approximately 240,000 square foot facility is under construction; and a parcel of land in Newark, California of approximately 85 acres. We also lease approximately 7.3 million square feet, including three million square feet is in the San Francisco Bay Area. The remaining leased space is located in 270 sales and service offices around the world. A substantial portion of our facilities, including our corporate headquarters and other critical business operations are located near major earthquake faults. We are uninsured and do not fund for earthquake-related losses. In addition, we face risks to the extent that our suppliers of products, services and systems and others with whom we do business on a worldwide basis are impacted by an earthquake. As a result, our business, financial condition or operating results could be materially adversely effected in the event of a major earthquake.

ITEM 3. LEGAL PROCEEDINGS

     On October 7, 1997, we filed suit against Microsoft in the United States District Court for the Northern District of California alleging breach of contract, trademark infringement, false advertising, unfair competition, interference with prospective economic advantage and inducing breach of contract. We filed an amended complaint on October 14, 1997. Microsoft filed its answer, affirmative defenses and counterclaims to the amended complaint. The counterclaims include breach of contract, breach of the covenant of good faith and fair dealing, violation of the California Business & Professions Code and declaratory judgment. We believe that the counterclaims are without merit and/or that we have affirmative defenses and intend vigorously to defend ourselves with respect thereto. On March 24, 1998 the United States District Court judge ruled in our favor granting a preliminary injunction directing Microsoft to cease using our Java Compatible Logo(TM) on Microsoft products that failed to pass the applicable test suites from Sun. In addition, on May 12, 1998, we filed a second amended complaint alleging copyright infringement by Microsoft and motions requesting further preliminary injunctive relief directed against the planned release by Microsoft of additional products that failed to pass our applicable test suites. The Court held hearings and arguments on such motions on September 8, 9, and 10, 1998. On November 17, 1998, the District Court issued an Order granting, in substantial part, our request for preliminary injunctions. On December 15, 1998 Microsoft filed notice of its intent to appeal the District Court's Order and on December 18, 1998 Microsoft filed motions with the District Court to extend the time for compliance with the Order and to clarify or modify the Order. On January 13, 1999, Microsoft filed an appeal to the District Court's Order issued on November 17, 1998. On January 22, 1999, Sun and Microsoft filed numerous motions for summary judgment with the District Court. On May 24, 1999, the District Court issued tentative rulings on three pending motions for summary judgment which were argued on June 24, 1999.

     An appellate argument before the Ninth Circuit Court of Appeals relating to the November 1998 preliminary injunction granted in our favor occurred on June 16, 1999. On August 23, 1999, a three-judge panel of the Ninth Circuit Court of Appeals issued an opinion and ruling on Microsoft's appeal to that Court of the November 1998 preliminary injunction issued by the District Court. The Ninth Circuit panel, in its ruling, found sufficient evidence in the record that Sun is likely to prevail on the merits of its breach of contract claims against Microsoft. However, the panel vacated the copyright infringement-based injunction that the District Court had entered and remanded the case back to the District Court for further consideration. The Remand Order and the lifting of the injunction took effect on September 13, 1999. The District Court has scheduled a hearing regarding the Remand Order for October 15, 1999. If the injunction is not reinstated, Microsoft may, during the pendency of the case, elect to offer products that fail to pass the applicable test suites from Sun. We believe that the outcome of this matter will not have a material adverse impact on our financial condition, results of operations or cash flows in any given fiscal year.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information regarding our Executive Officers as of September 14, 1999:

            NAME              AGE                               POSITION
            ----              ---                               --------
Scott G. McNealy............  44    Chairman of the Board of Directors and Chief Executive Officer
William T. Agnello..........  50    Vice President, Workplace Resources
Mel Friedman................  61    President, Microelectronics
Lawrence W. Hambly..........  53    President, Enterprise Services
H. William Howard...........  65    Vice President, Chief Information Officer
Masood A. Jabbar............  49    President, Computer Systems
William N. Joy..............  44    Founder and Chief Scientist
James Judson................  45    Vice President, Finance, Worldwide Operations
Jon E. Kannegaard...........  49    Acting President, Software Products & Platforms
Michael E. Lehman...........  49    Vice President, Corporate Resources and Chief Financial Officer
Marc L. Loupe...............  45    Vice President, Finance and Planning, Worldwide Field Operations
John E. Marselle............  45    Vice President, The Americas
John S. McFarlane...........  50    President, Network Service Provider
Stephen T. McGowan..........  51    Vice President, Finance, Computer Systems
Michael H. Morris...........  51    Vice President, General Counsel and Secretary
Michael A. Murray...........  43    Vice President, Finance and Administration, Enterprise Services
Alton D. Page...............  43    Vice President, Operations, Sun-Netscape Alliance
Gregory M. Papadopoulos.....  41    Vice President and Chief Technology Officer
Marissa Peterson............  37    Vice President, Worldwide Operations, Computer Systems
Frank A. Pinto..............  54    Vice President, Worldwide Sales, Computer Systems
Michael L. Popov............  53    Vice President, Corporate Controller
George Reyes................  45    Vice President, Treasurer
Edward Saliba...............  50    Vice President, Human Resources
Janpieter T. Scheerder......  50    President, Network Storage
John C. Shoemaker...........  56    Vice President and General Manager, Enterprise Desktop and
                                    Server Systems, Computer Systems
Mark E. Tolliver............  47    President and General Manager, Sun-Netscape Alliance
Kevin Walsh.................  57    Vice President, Operations, Corporate Resources
Edward J. Zander............  52    President and Chief Operating Officer

     Mr. McNealy is a Founder of Sun and has served as Chairman of the Board of Directors and Chief Executive Officer since April 1999, as Chairman of the Board of Directors, President and Chief Executive Officer from December 1984 to April 1999, as President and Chief Operating Officer from February 1984 to

December 1984 and as Vice President of Operations from February 1982 to February 1984. Mr. McNealy has served as a Director of Sun since the incorporation of Sun in February 1982.

     Mr. Agnello has served as Vice President, Workplace Resources of Sun since March 1994.

     Mr. Friedman has served as President, Microelectronics of Sun since March 1998 and as Vice President, Worldwide Operations of Sun Microsystems Computer Company ("SMCC") from April 1996 to March 1998. Prior to such time, since 1989, Mr. Friedman served Sun in various positions including Vice President Supply Management, Vice President California Operations and Vice President Workstations, Servers and Graphics.

     Mr. Hambly has served as President, Enterprise Services of Sun since April 1998, as President, SunService from July 1993 to April 1998, as Vice President, Marketing of SMCC from July 1991 to July 1993, as President of Sun Microsystems Federal, Inc. from July 1988 to July 1991 and in various sales management capacities of Sun, most recently as Vice President, Western Area Sales from April 1983 to July 1988.

     Mr. Howard has served as Vice President, Chief Information Officer of Sun since September 1998. From September 1990 to September 1998, he served as Corporate Vice President, Information Technology and Chief Information Officer for Inland Steel Industries, Inc.

     Mr. Jabbar has served as President, Computer Systems of Sun since April 1998 and as President of SMCC from February 1998 to April 1998. He served as Vice President and Chief Financial Officer of SMCC from June 1994 to February 1998, as Vice President, Finance and Planning, Worldwide Field Operations of SMCC from July 1992 to June 1994 and as Vice President, Finance and Administration, United States Field Operations for SMCC from July 1991 to June 1992. Mr. Jabbar served as Director, Finance Administration, United States Field Operations for Sun from October 1990 to June 1991, as Director of United States Field Market for Sun from October 1989 to October 1990, as United States Sales and Service Controller for Sun from April 1988 to October 1989 and as United States and Intercontinental Sales Controller for Sun from December 1986 to April 1988.

     Mr. Joy is a Founder of Sun and has served as Chief Scientist of Sun since September 1998. From January 1996 to September 1998 he served as Vice President of Research and from July 1991 to January 1996 he served as Vice President and Chief Executive Officer.

     Mr. Judson has served as Vice President, Finance, Worldwide Operations of Sun since May 1998. He served as SMCC Controller from May 1995 to May 1998 and as Assistant Controller for SMCC Worldwide Field Operations from November 1993 to May 1995. Mr. Judson served as Director of Financial Planning & Analysis, Worldwide Operations of Sun from February 1992 to November 1993, as Director of Finance, Product Development of Sun from November 1989 to August 1991, as Director and Division Controller, Sun Microsystems Federal, Inc. from July 1986 to November 1989 and as Plant Controller, Cost Accounting Manager, Financial Analyst of Sun from July 1983 to July 1986.

     Mr. Kannegaard has served as Acting President, Software Platforms & Products of Sun since August 1999, as Vice President, Java Products from October 1995 to August 1999 and President, SunSoft, Inc. from April 1995 to August 1995. From May 1992 to April 1995 he served as Vice President and General Manager of Developer Products and from May 1987 to May 1992 as Director of Engineering.

     Mr. Lehman has served as Vice President, Corporate Resources and Chief Financial Officer of Sun since January 1998. He has served as Vice President and Chief Financial Officer from February 1994 to January 1998, as Vice President and Corporate Controller from June 1990 to February 1994, as Director of Finance and Administration of Sun Microsystems of California, Ltd. from September 1989 to June 1990, as Assistant Corporate Controller of Sun from September 1988 to August 1989 and as External Reporting Manager from August 1987 to August 1988.

     Mr. Loupe has served as Vice President, Finance and Planning, Worldwide Field Operations, Computer Systems of Sun since May 1998. He served as Director, International Development from June 1997 to May 1998, as Director of Internal Audit from April 1994 to June 1997, as Director of Finance, Intercontinental

Operations (ICON) from April 1991 to April 1994 and as Vice President -- Finance & Operations, Sitka Corporation from July 1990 to April 1991. From July 1987 to July 1990, he served as Controller, Centram Systems West.

     Mr. Marselle has served as Vice President, The Americas of Sun since May 1999 and as President, Sun Federal, Inc., from June 1992 to May 1999.

     Mr. McFarlane has served as President, Network Service Provider of Sun since July 1999 and as President, Solaris Software of Sun from April 1998 to July 1999. He served as Vice President, Solaris and Network Software from December 1997 to April 1998 and as Vice President, Network Software Group from May 1997 to December 1997. Mr. McFarlane served as Vice President, Technology at Northern Telecom from 1993 to 1997.

     Mr. McGowan has served as Vice President, Finance, Computer Systems of Sun since March 1998. He served as Vice President, Finance, Worldwide Field Operations from June 1995 to March 1998 and as Vice President, Finance, North American Field Operations from October 1992 to June 1995.

     Mr. Morris has served as Vice President, General Counsel and Secretary of Sun since October 1987.

     Mr. Murray has served as Vice President, Finance and Administration, Enterprise Services of Sun since April 1998 and as Assistant Corporate Controller from August 1996 to April 1998. He served as Director, Finance, Sun Microsystems Australia Pty. Ltd. from August 1994 to August 1996 and as Director, Finance, Sun Microsystems of California, Ltd. from April 1992 to July 1994. Mr. Murray served as Director, Internal Audit of Sun from October 1989 to March 1992 and as Manager, Internal Audit from March 1989 to October 1989.

     Mr. Page has served as Vice President, Operations, Sun-Netscape Alliance since May 1999 and as Vice President, Treasurer of Sun from February 1996 to May 1999. Prior to that time, Mr. Page was a Partner of Ernst & Young, LLP.

     Mr. Papadopoulos has served as Vice President and Chief Technology Officer of Sun since April 1998. He served as Vice President and Chief Technology Officer of SMCC from March 1996 to April 1998, as Chief Technology Officer of SMCC from December 1995 to March 1996 and as Chief Scientist, Server Systems Engineering of Sun from September 1994 to December 1995. Mr. Papadopoulos served as Senior Architect and Director of Product Strategy, Thinking Machines Corporation from May 1993 to September 1994 and as Associate Professor, MIT from June 1991 to June 1995.

     Ms. Peterson has served as Vice President, Worldwide Operations, Computer Systems of Sun since April 1998. She served as Vice President, Worldwide Logistics from October 1996 to April 1998 and as Director, U.S. Manufacturing from April 1995 to October 1996.

     Mr. Pinto has served as Vice President, Worldwide Sales, Computer Systems of Sun since November 1998 and as Vice President, Sales, The Americas, Computer Systems of Sun from July 1998 to November 1998. He served as Vice President, North American Field Operations of SMCC from July 1995 to July 1998, as Vice President, Northeast Area for SMCC from January 1993 to June 1995, as Metro Regional Director of Sun from June 1989 to December 1992 and as Sun's District Manager, Northeast Major OEM District from November 1988 to June 1989.

     Mr. Popov has served as Vice President, Corporate Controller of Sun since April 1999 and as Vice President, COO Staff Operations of Sun from April 1998 to April 1999. He served as Vice President, Finance, SunService from June 1994 to April 1998 and as Assistant Corporate Controller of Sun from January 1992 to June 1994.

     Mr. Reyes has served as Vice President, Treasurer of Sun since April 1999 and as Vice President, Corporate Controller of Sun from April 1994 to April 1999. He served as Audit Director from April 1992 to March 1994, as Director of Finance for Sun's ICON operations from April 1991 to April 1992, as Assistant Controller from June 1989 to April 1991, as the Controller of Sun's General Systems Group from July 1988 to June 1989 and as Sun's Marketing Controller from March 1988 to June 1988.

     Mr. Saliba has served as Vice President, Human Resources of Sun since June 1999 and Vice President, Finance, Solaris Software of Sun from May 1998 to June 1999. He served as Vice President, Finance, SunSoft, Inc. from February 1996 to May 1998, as Finance Director, Sun Microelectronics from May 1994 to February 1996, as Finance Director, SMCC Worldwide Operations from May 1993 to May 1994, as Finance Director, SMCC Engineering from June 1991 to May 1993 and as Finance Manager and Director, East Coast Operations from April 1989 to June 1991.

     Mr. Scheerder has served as President, Network Storage of Sun since April 1998. He served as President, SunSoft, Inc. from August 1995 to April 1998, as Vice President, Server Products, SMCC from April 1995 to August 1995, as Vice President, Solaris Products, SunSoft, Inc. from March 1992 to April 1995 and as Director of Marketing and Programming, SunSoft, Inc. from August 1991 to March 1992.

     Mr. Shoemaker has served as Vice President, General Manager, Enterprise Desktop and Server Systems, Computer Systems of Sun since April 1998. He served as Vice President, General Manager, Enterprise Server and Storage Group, SMCC from April 1996 to April 1998, as Vice President, Worldwide Operations, SMCC from July 1993 to April 1996, as Vice President, U.S. Operations, SMCC from June 1992 to July 1993, as Vice President, Finance and Planning, Worldwide Operations of Sun (on an acting basis since July 1992) from May 1990 to July 1993, and as Vice President (acting), Materials, Worldwide Operations from October 1991 to June 1992.

     Mr. Tolliver has served as President and General Manager, Sun-Netscape Alliance since March 1999 and President, Consumer and Embedded of Sun from April 1998 to March 1999. He served as Vice President, Market Development from July 1996 to April 1998 and as Vice President, Strategy from December 1995 to July 1996. Mr. Tolliver served as Vice President, Marketing, MasPar Computer Corporation from 1991 to 1994.

     Mr. Walsh has served as Vice President, Operations, Corporate Resources of Sun since May 1998. He served as Vice President, Worldwide Operations, Finance and Planning, from February 1993 to May 1998.

     Mr. Zander has served as President and Chief Operating Officer of Sun since April 1999 and Vice President, Chief Operating Officer of Sun from April 1998 to April 1999. He served as President, SMCC from February 1995 to April 1998, as President, SunSoft, Inc. from July 1991 to February 1995 and as Vice President, Corporate Marketing of Sun from October 1987 to July 1991.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The information required by this item is incorporated by reference to the last page of our 1999 Annual Report to Stockholders. At September 14, 1999 there were 10,780 stockholders of record and the closing price of Sun's common stock was $45.3750 per share as reported by The Nasdaq Stock Market.

     The following is a summary of all sales of Sun's common stock by the our directors and executive officers who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, during the fiscal quarter ended June 30, 1999:

                                                                                     NUMBER OF
                          OFFICER                             DATE       PRICE      SHARES SOLD
                          -------                            -------    --------    -----------
James Judson...............................................  5/12/99    $64.0000       2,500
John S. McFarlane..........................................  5/11/99    $59.5630       1,000
Michael H. Morris..........................................  4/21/99    $58.2500      23,600
Alton D. Page..............................................  4/26/99    $63.8750      10,000
Gregory M. Papadopoulos....................................  5/27/99    $58.6875      12,000
                                                             5/28/99    $60.0000      10,200
Michael L. Popov...........................................  4/23/99    $62.5000      22,400
George Reyes...............................................  4/22/99    $63.0000      42,400
Edward Saliba..............................................  5/13/99    $66.0803      35,200
John C. Shoemaker..........................................  4/26/99    $63.4961      36,000
                                                             5/12/99    $65.8973      28,000
Mark E. Tolliver...........................................  5/20/99    $64.0375       5,000
Edward J. Zander...........................................  5/19/99    $63.2397      25,000
                                                             5/19/99    $62.5000      25,000

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference to the information included under the caption "Financial Review" on page S11 of our 1999 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference to the information included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages S12 through S15 of our 1999 Annual Report to Stockholders.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risk disclosures pursuant to item 7A are not material and are therefore not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item, is incorporated by reference to the information included under the captions "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Stockholders' Equity", "Notes to Consolidated Financial Statements" and "Report of Ernst & Young LLP, Independent Auditors" on pages S16 through S22 of our 1999 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding our directors is incorporated by reference from the information contained under the caption "Election of Directors" in our 1999 Proxy Statement for the 1999 Annual Meeting of Stockholders. Information regarding current executive officers found under the caption "Executive Officers of the Registrant" in Part 1 hereof is also incorporated by reference into this
Item 10. Information regarding

Section 16 reporting compliance is incorporated by reference from information contained under the caption "Executive Compensation -- Section 16(a) Beneficial Ownership Reporting Compliance" in our 1999 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the information contained under the caption "Executive Compensation" in our 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the information contained under the caption "Security Ownership of Management" in our 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the information contained under the caption "Executive Compensation -- Summary Compensation Table", "-- Certain Transactions With Management" and
"-- Employment Contracts and Change-In-Control Arrangements" in our 1999 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1. Financial statements that are incorporated herein by reference to the following in our 1999 Annual Report to Stockholders.

       Consolidated Statements of Income for each of the three years in the period ended June 30, 1999 (page S16).

       Consolidated Balance Sheets at June 30, 1999 and 1998 (page S16).

       Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 1999 (page S17).

       Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 30, 1999 (page S17).

       Notes to Consolidated Financial Statements (pages S18 through S22).

       Report of Ernst & Young LLP, Independent Auditors (page S22).

     Our 1999 Annual Report to Stockholders is not deemed filed as part of this report except for those parts specifically incorporated herein by reference.

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

     3. Exhibits

 EXHIBIT
  NUMBER                            DESCRIPTION
 -------                            -----------
 3.1(11)    Registrant's Restated Certificate of Incorporation, as
            amended March 17, 1999.
 3.2        Registrant's Bylaws, as amended September 1, 1999.
 3.3(3)     Certificate of Amendment of Registrant's Restated
            Certificate of Incorporation filed March 17, 1999.
 3.4(4)     Amended Certificate of Designations filed March 17, 1999.
 4.8(12)    Second Amended and Restated Shares Rights Agreement dated as of February 11, 1998.
 4.9(4)     Amendment to Second Amended and Restated Share Rights
            Agreement dated April 14, 1999.
 4.10(6)    Indenture, dated August 1, 1999 (the "Indenture") between
            Registrant and The Bank of New York, as Trustee.
 4.11(6)    Form of Subordinated Indenture.
 4.12(6)    Officers' Certificate Pursuant to Section 301 of the
            Indenture, without exhibits, establishing the terms of
            Registrant's Senior Notes.
 4.13(6)    Form of Senior Notes.
10.1(1)     Technology Transfer Agreement dated February 27, 1982, for the purchase by the Registrant of certain technology for
            cash, and related Assumption Agreement dated February 27,
            1982.
10.3(1)     Form of Founders' Restricted Stock Purchase Agreement.
10.9(2)     Registrant's 1982 Stock Option Plan, as amended, and
            representative forms of Stock Option Agreement.
10.10(2)    Registrant's Restricted Stock Plan, as amended, and
            representative form of Stock Purchase Agreement.
10.21(1)    License Agreement dated July 26, 1983, by and between
            Registrant and The Regents of the University of California.
10.22(1)    Software Agreement effective as of April 1, 1982 by and
            between Registrant and American Telephone and Telegraph
            Company, and Supplemental Agreement dated effective as of
            May 28, 1983.
10.48(2)    Registrant's 1987 Stock Option Plan and representative form of Stock Option Agreement.
10.64       Registrant's 1988 Directors' Stock Option Plan, as amended on August 11, 1999.
10.65(10)   Registrant's 1990 Employee Stock Purchase Plan, as amended on August 13, 1997.
10.66(14)   Registrant's 1990 Long-Term Equity Incentive Plan, as
            amended on August 12, 1998.
10.66A(5)   Representative form of agreement to Registrant's 1990
            Long-Term Equity Incentive Plan.
10.74(5)    Software Distribution Agreement dated January 28, 1991 by
            and between the Registrant and UNIX Systems Laboratories,
            Inc.
10.82(9)    Revolving Credit Agreement dated August 28, 1997, between
            the Registrant; Citicorp USA, Inc.; Bank of America National
            Trust and Savings Association; ABN AMRO Bank N.V.; The First
            National Bank of Boston; Barclays Bank PLC; Morgan Guaranty
            Trust Company of New York; The Fuji Bank Limited, San
            Francisco Agency: The Toyo Trust and Banking Co. Ltd.: The
            Sumitomo Bank, Limited; The Sakura Bank Limited, San
            Francisco Agency; Banque Nationale de Paris; Bayerische
            Vereinsbank AG, Los Angeles Agency; The Industrial Bank of
            Japan, Limited, San Francisco Agency; The Bank of New York;
            Cariplo -- Cassa Di-Risparmio Delle Provincie Lombade SPA;
            Corestes Bank NA; The Northern Trust Company; Royal Bank Of
            Canada; Union Bank of California, N.A.; and The Sumitomo
            Trust Banking Co., Ltd.
10.84(3)    Registrant's Non-Qualified Deferred Compensation Plan, as
            amended December 16, 1998.

 EXHIBIT
  NUMBER                            DESCRIPTION
 -------                            -----------
10.85(7)    Registrant's Section 162 (m) Executive Officer
            Performance-Based Bonus Plan dated August 9, 1995.
10.87(3)    Registrant's Equity Compensation Acquisition Plan, as
            amended on November 11, 1998.
10.89(8)    Form of Change of Control Agreement executed by each
            corporate executive officer of Registrant.
10.90(8)    Form of Change of Control Agreement executed by Chief
            Executive Officer of Registrant.
10.91(8)    Form of Vice President Change of Control Severance Plan.
10.92(8)    Form of Director-Level Change of Control Severance Plan.
10.93(13)+  Strategic Development and Marketing Agreement dated November
            23, 1998 by and between America Online, Inc. and the
            Registrant.
13.0        Registrant's 1999 Annual Report to Stockholders (to be
            deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).
21.0        Subsidiaries of Registrant.
23.1        Consent of Ernst & Young LLP, Independent Auditors.
24          Power of Attorney (See page 28).
27          Financial Data Schedule.

---------------
  + Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

 (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-2897), which became effective March 4, 1986.

 (2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 25, 1987.

 (3) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 28, 1999.

 (4) Incorporated by reference to Registrant's Registration Statement on Form 8-A/A, Amendment No. 7, filed on April 15, 1999.

 (5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

 (6) Incorporated by reference to Registrant's Current Report on Form 8-K filed August 6, 1999.

 (7) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

 (8) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 29, 1996.

 (9) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

(10) Incorporated by reference to Registrant's Registration Statement on Form S-8 file number 333-40677, filed with the Securities and Exchange Commission on November 20, 1997.

(11) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998.

(12) Incorporated herein by reference to the Registrant's Registration Statement on Form 8-A/A Amendment No. 7 filed on April 15, 1999.

(13) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q/A, Amendment No. 2 for the Quarter ended December 27, 1998.

(14) Incorporated by reference to Registrant's Registration Statement on Form S-8/A Amendment No. 1 filed on January 26, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SUN MICROSYSTEMS, INC.
                                          Registrant

September 23, 1999                        By:     /s/ MICHAEL E. LEHMAN
                                            ------------------------------------
                                                     Michael E. Lehman
                                            Vice President, Corporate Resources
                                                and Chief Financial Officer

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

             SIGNATURE                               TITLE                         DATE
             ---------                               -----                         ----
        /s/ SCOTT G. MCNEALY           Chairman of the Board of Directors   September 23, 1999
------------------------------------      and Chief Executive Officer
         (Scott G. McNealy)              (Principal Executive Officer)

       /s/ MICHAEL E. LEHMAN          Vice President, Corporate Resources   September 23, 1999
------------------------------------      and Chief Financial Officer
        (Michael E. Lehman)              (Principal Financial Officer)

        /s/ MICHAEL L. POPOV              Vice President and Corporate      September 23, 1999
------------------------------------               Controller
         (Michael L. Popov)              (Principal Accounting Officer)

       /s/ JAMES L. BARKSDALE                       Director                September 23, 1999
------------------------------------
        (James L. Barksdale)

         /s/ L. JOHN DOERR                          Director                September 23, 1999
------------------------------------
          (L. John Doerr)

        /s/ JUDITH L. ESTRIN                        Director                September 23, 1999
------------------------------------
        (Judith L. Estrin )

        /s/ ROBERT J. FISHER                        Director                September 23, 1999
------------------------------------
         (Robert J. Fisher)

         /s/ ROBERT L. LONG                         Director                September 23, 1999
------------------------------------
          (Robert L. Long)

       /s/ M. KENNETH OSHMAN                        Director                September 23, 1999
------------------------------------
        (M. Kenneth Oshman)

                                  SCHEDULE II
                             SUN MICROSYSTEMS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                 BALANCE AT    CHARGED TO                  BALANCE AT
                                                 BEGINNING     COSTS AND     DEDUCTION/      END OF
                  DESCRIPTION                    OF PERIOD      EXPENSES     WRITE-OFF       PERIOD
                  -----------                    ----------    ----------    ----------    ----------
Year ended June 30, 1997:
  Accounts receivable allowances...............   $100,730      $273,959      $178,598      $196,091
                                                  ========      ========      ========      ========
Year ended June 30, 1998:
  Accounts receivable allowances...............   $196,091      $345,071      $305,599      $235,563
                                                  ========      ========      ========      ========
Year ended June 30, 1999:
  Accounts receivable allowances...............   $235,563      $493,740      $390,532      $338,771
                                                  ========      ========      ========      ========

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
3.1(11)      Registrant's Restated Certificate of Incorporation, as
             amended March 17, 1999.
3.2          Registrant's Bylaws, as amended September 1, 1999.
3.3(3)       Certificate of Amendment of Registrant's Restated
             Certificate of Incorporation filed March 17, 1999.
3.4(4)       Amended Certificate of Designations filed March 17, 1999.
4.8(12)      Second Amended and Restated Shares Rights Agreement dated as of February 11, 1998.
4.9(4)       Amendment to Second Amended and Restated Share Rights
             Agreement dated April 14, 1999.
4.10(6)      Indenture, dated August 1, 1999 (the "Indenture") between
             Registrant and The Bank of New York, as Trustee.
4.11(6)      Form of Subordinated Indenture.
4.12(6)      Officers' Certificate Pursuant to Section 301 of the
             Indenture, without exhibits, establishing the terms of
             Registrant's Senior Notes.
4.13(6)      Form of Senior Notes.
10.1(1)      Technology Transfer Agreement dated February 27, 1982, for the purchase by the Registrant of certain technology for
             cash, and related Assumption Agreement dated February 27,
             1982.
10.3(1)      Form of Founders' Restricted Stock Purchase Agreement.
10.9(2)      Registrant's 1982 Stock Option Plan, as amended, and
             representative forms of Stock Option Agreement.
10.10(2)     Registrant's Restricted Stock Plan, as amended, and
             representative form of Stock Purchase Agreement.
10.21(1)     License Agreement dated July 26, 1983, by and between
             Registrant and The Regents of the University of California.
10.22(1)     Software Agreement effective as of April 1, 1982 by and
             between Registrant and American Telephone and Telegraph
             Company, and Supplemental Agreement dated effective as of
             May 28, 1983.
10.48(2)     Registrant's 1987 Stock Option Plan and representative form of Stock Option Agreement.
10.64        Registrant's 1988 Directors' Stock Option Plan, as amended on August 11, 1999.
10.65(10)    Registrant's 1990 Employee Stock Purchase Plan, as amended on August 13, 1997.
10.66(14)    Registrant's 1990 Long-Term Equity Incentive Plan, as
             amended on August 12, 1998.
10.66A(5)    Representative form of agreement to Registrant's 1990
             Long-Term Equity Incentive Plan.
10.74(5)     Software Distribution Agreement dated January 28, 1991 by
             and between the Registrant and UNIX Systems Laboratories,
             Inc.

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
10.82(9)     Revolving Credit Agreement dated August 28, 1997, between
             the Registrant; Citicorp USA, Inc.; Bank of America National
             Trust and Savings Association; ABN AMRO Bank N.V.; The First
             National Bank of Boston; Barclays Bank PLC; Morgan Guaranty
             Trust Company of New York; The Fuji Bank Limited, San
             Francisco Agency: The Toyo Trust and Banking Co. Ltd.: The
             Sumitomo Bank, Limited; The Sakura Bank Limited, San
             Francisco Agency; Banque Nationale de Paris; Bayerische
             Vereinsbank AG, Los Angeles Agency; The Industrial Bank of
             Japan, Limited, San Francisco Agency; The Bank of New York;
             Cariplo -- Cassa Di-Risparmio Delle Provincie Lombade SPA;
             Corestes Bank NA; The Northern Trust Company; Royal Bank Of
             Canada; Union Bank of California, N.A.; and The Sumitomo
             Trust Banking Co., Ltd.
10.84(3)     Registrant's Non-Qualified Deferred Compensation Plan, as
             amended December 16, 1998.
10.85(7)     Registrant's Section 162 (m) Executive Officer
             Performance-Based Bonus Plan dated August 9, 1995.
10.87(3)     Registrant's Equity Compensation Acquisition Plan, as
             amended on November 11, 1998.
10.89(8)     Form of Change of Control Agreement executed by each
             corporate executive officer of Registrant.
10.90(8)     Form of Change of Control Agreement executed by Chief
             Executive Officer of Registrant.
10.91(8)     Form of Vice President Change of Control Severance Plan.
10.92(8)     Form of Director-Level Change of Control Severance Plan.
10.93(13)+   Strategic Development and Marketing Agreement dated November
             23, 1998 by and between America Online, Inc. and the
             Registrant.
13.0         Registrant's 1999 Annual Report to Stockholders (to be
             deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).
21.0         Subsidiaries of Registrant.
23.1         Consent of Ernst & Young LLP, Independent Auditors.
24           Power of Attorney (See page 28).
27           Financial Data Schedule.

---------------
  + Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

 (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-2897), which became effective March 4, 1986.

 (2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 25, 1987.

 (3) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 28, 1999.

 (4) Incorporated by reference to Registrant's Registration Statement on Form 8-A/A, Amendment No. 7, filed on April 15, 1999.

 (5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

 (6) Incorporated by reference to Registrant's Current Report on Form 8-K filed August 6, 1999.

 (7) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

 (8) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 29, 1996.

 (9) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

(10) Incorporated by reference to Registrant's Registration Statement on on Form S-8 file number 333-40677, filed with the Securities and Exchange Commission on November 20, 1997.

(11) Incorporated by reference to Registrant's Quarterly Report on Form10-Q for the quarter ended March 29, 1998.

(12) Incorporated herein by reference to the Registrant's Registration Statement on Form 8-A/A Amendment No. 7 filed on April 15, 1999.

(13) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q/A, Amendment No. 2 for the Quarter ended December 27, 1998.

(14) Incorporated by reference to Registrant's Registration Statement on Form S-8/A Amendment No. 1 filed on January 26, 1999.