Form 10-Q
period 1999-09-26
SUN MICROSYSTEMS INC
filed 1999-11-09
CIK 709519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
    ---     Exchange Act of 1934 for the quarterly period ended September 26,
            1999 or

            Transition report pursuant to Section 13 or 15(d) of the Securities
    ---     Exchange Act of 1934 for the transition period from ______ to ______

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

                               YES      NO
                                   ---     ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                  CLASS                    OUTSTANDING AT SEPTEMBER 26, 1999
  Common Stock -- $0.00067 par value                 781,058,867

                                      INDEX

                                                                              PAGE
                                                                              ----
COVER PAGE                                                                      1

INDEX                                                                           2

PART I -- FINANCIAL INFORMATION

     Item 1 -- Financial Statements
               Condensed Consolidated Balance Sheets                            3
               Condensed Consolidated Statements of Income                      4
               Condensed Consolidated Statements of Cash Flows                  5
               Notes to Condensed Consolidated Financial Statements             7

     Item 2 -- Management's Discussion and Analysis of
               Results of Operations and Financial Condition                   11

     Item 3 -- Quantitative and Qualitative Disclosures about
               Market Risk                                                     24

PART II -- OTHER INFORMATION
     Item 1 -- Legal Proceedings                                               25
     Item 5 -- Other Information                                               26
     Item 6 -- Exhibits and Reports on Form 8-K                                28

SIGNATURES                                                                     29

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                             SUN MICROSYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                September 26,        June 30,
                                                    1999               1999
                                                ------------       -----------
                                                 (unaudited)
ASSETS
Current assets:
       Cash and cash equivalents                 $  1,925,006       $ 1,088,972
       Short-term investments                       2,188,510         1,576,079
       Accounts receivable, net                     2,150,696         2,286,911
       Inventories                                    405,870           307,873
       Deferred tax assets                            508,791           487,150
       Other current assets                           483,470           369,365
                                                 ------------       -----------
            Total current assets                    7,662,343         6,116,350
Property, plant and equipment, at cost              3,072,845         2,871,348
Accumulated depreciation and amortization          (1,350,264)       (1,262,427)
                                                 ------------       -----------
                                                    1,722,581         1,608,921
Other assets, net                                     747,627           695,081
                                                 ------------       -----------
                                                 $ 10,132,551       $ 8,420,352
                                                 ============       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

       Short-term borrowings                     $      1,144       $     1,646
       Accounts payable                               736,658           753,838
       Accrued liabilities                          1,732,824         1,646,565
       Income taxes payable                           207,529           402,813
       Other current liabilities                      450,825           422,115
                                                 ------------       -----------
            Total current liabilities               3,128,980         3,226,977
Long-term debt and other obligations                1,880,169           381,595
Total stockholders' equity                          5,123,402         4,811,780
                                                 ------------       -----------
                                                 $ 10,132,551       $ 8,420,352
                                                 ============       ===========

                             See accompanying notes.

                             SUN MICROSYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                     Three Months Ended
                                                ----------------------------
                                                September 26,  September 27,
                                                    1999           1998
                                                ------------    ----------
Net revenues:
       Products                                   $2,644,217    $2,156,118
       Services                                      477,747       335,066
                                                  ----------    ----------
Total net revenues                                 3,121,964     2,491,184
                                                  ----------    ----------
Cost and expenses:
       Cost of sales-products                      1,201,451       988,237
       Cost of sales-services                        304,646       228,100
       Research and development                      352,550       283,280
       Selling, general and administrative           881,450       711,588
       Purchased in-process research and
            development                                3,500        80,000
                                                  ----------    ----------

           Total costs and expenses                2,743,597     2,291,205
                                                  ----------    ----------
Operating income                                     378,367       199,979
Interest income, net                                  28,282        15,355
                                                  ----------    ----------
Income before income taxes                           406,649       215,334
Provision for income taxes                           135,536       101,460
                                                  ----------    ----------

Net income                                        $  271,113    $  113,874
                                                  ==========    ==========
Net income per common
       share -- basic                             $     0.35    $     0.15
                                                  ==========    ==========
Net income per common
       share -- diluted                           $     0.33    $     0.14
                                                  ==========    ==========
Shares used in the calculation
       of net income per share -- basic              776,711       754,436
                                                  ==========    ==========
Shares used in the calculation
       of net income per share -- diluted            831,378       795,204
                                                  ==========    ==========

                             See accompanying notes.

                             SUN MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)
                                 (in thousands)

                                                                       Three Months Ended
                                                                   ---------------------------
                                                                   September 26,   September 27,
                                                                       1999            1998
                                                                   ------------     ----------
Cash flows from operating activities:
       Net income                                                  $   271,113       $ 113,874
       Adjustments to reconcile net income
                to operating cash flows:
                Depreciation and amortization                          186,610         161,595
                Tax benefit of options exercised                       134,002          42,083
                Purchased in-process research and development            3,500          80,000
                Net decrease in accounts receivable                    138,011          79,241
                Net increase in inventories                            (97,997)        (37,939)
                Net increase (decrease) in accounts payable            (17,741)         58,039
                Net increase in other current
                         and non-current assets                       (157,610)        (86,389)
                Net decrease in other current
                         and non-current liabilities                   (75,840)         (5,472)
                                                                   -----------       ---------
Net cash provided from operating activities                            384,048         405,032
                                                                   -----------       ---------
Cash flows from investing activities:
       Acquisition of property, plant and equipment                   (228,383)       (210,305)
       Acquisition of spare parts and other assets                     (13,308)        (34,661)
       Payments for acquisitions, net of cash acquired                 (66,091)          5,437
       Acquisition of short-term investments                        (1,693,410)       (448,929)
       Sale of short-term investments                                  518,776         118,945
       Maturities of short-term investments                            569,976         108,263
                                                                   -----------       ---------
Net cash used by investing activities                                 (912,440)       (461,250)
                                                                   -----------       ---------
Cash flows from financing activities:
       Issuance of common stock, net                                     8,409          51,364
       Acquisition of treasury stock                                  (181,974)        (72,756)
       Proceeds from employee stock purchase plans                      57,164          25,156
       Net proceeds (reduction) of short-term
            borrowings and other obligations                         1,480,827         (14,449)
                                                                   -----------       ---------
Net cash provided from (used by) financing activities                1,364,426         (10,685)
                                                                   -----------       ---------
Net increase (decrease) in cash and cash equivalents                   836,034         (66,903)
                                                                   -----------       ---------
Cash and cash equivalents, beginning of period                       1,088,972         822,267
                                                                   -----------       ---------
Cash and cash equivalents, end of period                           $ 1,925,006       $ 755,364
                                                                   ===========       =========

                             SUN MICROSYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                   (unaudited)
                                 (in thousands)

                                                                   Three Months Ended
                                                            --------------------------------
                                                            September 26,      September 27,
                                                                1999              1998
                                                              --------          --------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
         Interest                                             $     62          $    168
         Income taxes                                         $196,798          $ 42,745
Supplemental schedule of non-cash investing activities:
         Stock issued in conjunction with an acquisition      $    723          $140,804
         Fair value of assets acquired                        $ 77,360
         Cash paid for assets                                 $ 66,303
         Liabilities assumed                                  $ 10,334

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

     While the quarterly financial information is unaudited, the financial statements included in this report reflect all adjustments (consisting of normal recurring accruals) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for the interim periods are not necessarily indicative of the results for the entire year. The information included in this report should be read in conjunction with the 1999 Annual Report to Stockholders, which is incorporated by reference in the Company's 1999 Form 10-K.

INVENTORIES (IN THOUSANDS)

                                          September 26, 1999          June 30, 1999
                                          ------------------          -------------
Raw materials                                  $109,428                 $113,070

Work in process                                  56,428                   51,183

Finished goods                                  240,014                  143,620
                                               --------                 --------

                                               $405,870                 $307,873
                                               ========                 ========


INCOME TAXES

The Company accounts for income taxes under the liability method of Financial Accounting Standards No. 109. The provision for income taxes during the interim periods considers anticipated annual income before taxes, earnings of foreign subsidiaries permanently invested in foreign operations, and other differences.

RECENT PRONOUNCEMENTS

In June 1998, Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities" was issued and was effective for all fiscal years beginning after June 15, 1999. FAS 133 was subsequently amended by Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" and will now be effective for fiscal years beginning after June 15, 2000, with early adoption permitted. FAS 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company has not completed its assessment of the impact of FAS 133, as amended, on its consolidated financial position or results of operations and is in the process of determining when it will adopt FAS 133.

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

The components of comprehensive net income, net of tax, are as follows:

                                                             Three Months Ended
                                                     September 26,         September 27,
                                                         1999                  1998
                                                       ---------             ---------
Net income                                             $ 271,113             $ 113,874
Unrealized gain (loss) on securities                       7,444               (14,124)
Change in cumulative translation adjustment               (8,482)                  242
                                                       ---------             ---------
Comprehensive net income                               $ 270,075             $  99,992
                                                       =========             =========


ACQUISITIONS

On August 5, 1999 Sun acquired all of the outstanding capital stock of Star Division Corporation ("Star Division") by means of a merger transaction pursuant to which all of the shares of Star Division were converted into the right to receive cash for total consideration of $59.5 million. Simultaneous with the acquisition of Star Division, Sun acquired certain assets and liabilities of Star Division Software-Entwicklung und Vertriebs GmbH ("Star Company"), a related party of Star Division, for total cash consideration of approximately $14 million. These transactions were accounted for as purchases, with the excess purchase price over the estimated fair value of net tangible assets being allocated to various intangible assets, primarily consisting of developed technology ($3.3 million), goodwill ($69.7 million), distribution contracts ($1.1 million) and assembled workforce ($1 million). In addition to the intangible assets acquired, the Company recorded a $3.5 million charge, representing the write-off of in-process research and development ("IPRD").

On August 28, 1998, the Company acquired all of the outstanding capital stock of NetDynamics, Inc. ("NetDynamics") by means of a merger transaction pursuant to which all the shares of NetDynamics capital stock were converted into the right to receive shares of Sun common stock based upon an agreed-upon exchange ratio which was calculated using an agreed-upon average market price for Sun common stock. The Company issued 5,493,570 shares of Sun common stock (with a fair market value of $24.13 per share) as the consideration for the acquisition. Additionally, Sun issued 1,136,000 stock options in exchange for NetDynamics stock options previously outstanding, including 344,000 Sun options in exchange for vested NetDynamics stock options, with terms similar to Sun stock options. The fair value of Sun stock options exchanged for rights to vested NetDynamics stock options at the time of the acquisition was included as part of the purchase price. The transaction was accounted for as a purchase and the excess purchase price over the estimated fair value of net tangible assets has been allocated to various intangible assets, primarily consisting of developed technology ($20 million), goodwill ($36.2 million), customer base ($10 million) and assembled workforce ($2 million). In addition to the intangible assets acquired, the Company recorded an $80 million charge, representing the write-off of IPRD.

The Company calculated amounts allocated to IPRD using established valuation techniques in the high technology industry and expensed such amounts in the quarter that each such acquisition was consummated because technological feasibility of the in-process technology had not been achieved and no alternate future uses had been established. The Company computed its valuations of IPRD for the above noted acquisitions using a discounted cash flow analysis on the anticipated income stream to be generated by the purchased technology.

The excess purchase price over the estimated value of the net tangible assets was allocated to various intangible assets, consisting primarily of developed technology and goodwill, as well as other goodwill-like assets, such as customer base and assembled workforce. The value of developed technology was based upon future discounted cash flows related to the existing product's projected income stream. The value of the customer base was determined based upon the value of existing relationships and the expected revenue stream. The value of the assembled workforce was based upon the cost to replace that workforce. Intangible assets, including goodwill, are being amortized over their estimated useful lives, ranging from two to five years.

The results of operations of Star Division and its related party, Star Company, from the date of acquisition through September 26, 1999 are included in the Company's condensed consolidated statements of income and were not material to the Company.

DEBT OFFERING

On July 14, 1999, the shelf registration statement which Sun filed with the Securities and Exchange Commission (SEC) on June 18, 1999, relating to the registration of senior and subordinated debt securities and common and preferred stock with an aggregate initial offering price of up to $3 billion, became effective. The securities registered by Sun were in addition to the $1 billion of securities previously registered and declared effective under a different shelf registration statement filed with the SEC. On August 4, 1999, the Company issued $1.5 billion of unsecured senior debt securities in four tranches. Each tranche is comprised of the following notes (the "Senior Notes"): $200 million (due on August 15, 2002 and bearing interest at 7%), $250 million (due on August 15, 2004 and bearing interest at 7.35%), $500 million (due on August 15, 2006 and bearing interest at 7.5%), and $550 million (due on August 15, 2009 and bearing interest at 7.65%). Interest on the Senior Notes will be payable semi-annually. Sun may redeem all or any part of any tranche of the Senior Notes at any time at a price equal to 100% of the principal plus accrued and unpaid interest and an amount as determined by a quotation agent, which represents the present value of the remaining scheduled payments. Sun anticipates that the net proceeds from this offering will be used to fund expansion of the Company's business, including additional working capital, capital expenditures, acquisition of products, technologies and businesses and general corporate matters. Sun also entered into various interest rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest associated with these Senior Notes becomes variable.

OPERATING SEGMENTS

In fiscal 1999, the Company adopted Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures About Segments of an Enterprise and Related Information." FAS 131 establishes reporting standards for reporting information about operating segments and related disclosures about products, geographic information, and major customers.

Although the Company has various divisions, only Computer Systems and Storage and Enterprise Services are considered reportable segments under the criteria of FAS 131. Products in the Computer Systems and Storage segment include a broad range of desktop systems, servers, storage, and network switches, incorporating the UltraSPARC processors and Solaris operating environment. In the Enterprise Services segment, the Company provides a full range of services and support to existing and new customers, including education, professional services, and systems integration. The Other segment consists of various software and other miscellaneous divisions, such as corporate, which did not meet the requirements individually for a reportable segment as defined by FAS 131.

Information on reportable segments is as follows (in thousands):

                               THREE MONTHS ENDED:
                               SEPTEMBER 26, 1999
--------------------------------------------------------------------------------

                                   COMPUTER            ENTERPRISE
                              SYSTEMS AND STORAGE       SERVICES              OTHER                 TOTAL
                              -------------------      ----------           ---------             ----------
Revenues                          $2,484,214            $477,747            $ 160,003             $3,121,964
Interdivision revenues                    --              82,320              (82,320)                    --
Operating income                     495,595              53,065             (170,293)               378,367


                               THREE MONTHS ENDED:
                               SEPTEMBER 27, 1998
--------------------------------------------------------------------------------

                                   COMPUTER            ENTERPRISE
                              SYSTEMS AND STORAGE       SERVICES              OTHER                 TOTAL
                              -------------------      ----------           ---------             ----------
Revenues                          $2,058,033            $335,066            $  98,085             $2,491,184
Interdivision revenues                    --              76,477              (76,477)                    --
Operating income                     306,256              36,187             (142,464)               199,979


SUBSEQUENT EVENTS

On October 19, 1999, the Company acquired all of the outstanding capital stock of Forte Software, Inc. ("Forte"), a publicly-held enterprise tool software company, by means of a stock-for-stock merger. Under terms of the merger, each share of Forte common stock was converted to 0.3 shares of Sun common stock. Additionally, Sun assumed the outstanding Forte stock options, which were converted to options to purchase Sun common stock based upon the exchange ratio utilized for the common shares exchanged. The transaction was accounted for as a pooling of interests and all historic results will be restated. The historic results of operations of Forte are not expected to be material to the consolidated financial position or results of operations of the Company.

The Company announced a two-for-one stock split (in the form of a stock dividend) on September 17, 1999 to be distributed at the close of business on December 7, 1999 to the stockholders of record as of the close of business on November 11, 1999. This dividend is subject to stockholder approval of an increase in the number of authorized shares of the Company's Common Stock to 3.6 billion shares which will be sought at the Company's Annual Meeting of Stockholders on November 10, 1999.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth items from the Condensed Consolidated Statements of Income as a percentage of total net revenues:

                                                           Three Months Ended,
                                                     --------------------------------
                                                     September 26,      September 27,
                                                         1999               1998
                                                        ------             ------
Net revenues:
         Products                                        84.7%               86.5%
         Services                                        15.3                13.5
                                                        -----               -----
Total net revenues                                      100.0               100.0
                                                        -----               -----

Cost of sales:
         Products                                        38.4                39.7
         Services                                         9.8                 9.1
                                                        -----               -----
Total cost of sales                                      48.2                48.8
                                                        -----               -----
         Gross margin                                    51.8                51.2
Research and development                                 11.3                11.4
Selling, general and administrative                      28.3                28.6
Purchased in-process research and
         development                                      0.1                 3.2
                                                        -----               -----
Operating income                                         12.1                 8.0
Interest income, net                                      0.9                 0.6
                                                        -----               -----
Income before income taxes                               13.0                 8.6
Provision for income taxes                                4.3                 4.1
                                                        -----               -----
         Net income                                       8.7%                4.5%
                                                        =====               =====


The following section contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding Japanese macroeconomic trends, the impact on our gross margin from shifts in customer purchasing patterns, our expectations to invest in our services business, services gross margin expectations for fiscal year 2000, our expectations relating to future research and development and selling, general and administrative expenses in fiscal year 2000, our expectations to continue hiring personnel in certain areas, our intention to mitigate interest rate risks with interest rate swap transactions, expected effective income tax rate for fiscal 2000 and our beliefs as to our liquidity and capital resources. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in "Future Operating Results," identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products, adverse business conditions, decreased or lack of growth in the computing industry, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, risks associated with foreign operations (including the downturn of economic trends and unfavorable currency movements in the Asia Pacific marketplace), and risks associated with our efforts to comply with Year 2000 requirements. Other factors that may affect such results and financial condition are set forth in our 1999 Annual Report to Stockholders which is incorporated by reference in our Form 10-K.

RESULTS OF OPERATIONS

NET REVENUES

Net revenues were $3,122 million for the first quarter of fiscal 2000, representing an increase of 25.3% over the corresponding period of fiscal 1999.

Our products net revenues increased by $488.1 million or 22.6% to $2,644.2 million over the corresponding period of fiscal 1999. More than 50% of the increase in products revenues in the first quarter of fiscal 2000 is due to continued strong demand for our enterprise and workgroup servers and increased revenues generated by our storage products. The growth in products revenue was partially offset by a decline in high-end desktop system volumes as the result of a shift in customer purchasing patterns towards workgroup servers. Our services net revenues increased by $142.7 million or 42.6% to $477.7 million. The increases in services net revenues in the first quarter of fiscal 2000 in comparison to the first quarter of fiscal 1999 are primarily the result of a shift in product mix toward premium priced service and support contracts and a larger installed product base due to increased product unit sales, as well as increased revenues associated with our professional and educational services.

Our domestic net revenues increased by 24.6% while our international net revenues grew 26.2% in the first quarter of fiscal 2000 compared with the corresponding period of fiscal 1999. In US dollars, European net revenues increased 23.4%, Rest of World (ROW) net revenues increased 23.6%, and Japanese net revenues increased 38.9%, in the first quarter of fiscal 2000 when compared with the corresponding period of fiscal 1999. The increase in Europe is due primarily to continued market acceptance of our network computing products and services in Germany and southern European countries, and to a lesser extent from growth in northern European countries, the United Kingdom and France. Although we have experienced U.S. dollar revenue growth in the European marketplace on a year over year basis, there can be no assurance that such trends will continue. In particular, if capital spending declines in certain countries or industries, our results of operations and cash flow could suffer. The increases in ROW and Japan net revenues are attributable to increased demand across the Asia Pacific region for our products and services. We remain cautious with regard to the Japanese market and do not expect the current Japanese macroeconomic trends to change significantly in the near term. In addition, if the economic trends in Japan significantly worsen in a quarter or decline over an extended period of time, our results of operations and cash flows could suffer.

A portion of our operations consists of manufacturing and sales activities in foreign jurisdictions. As a result, our results of operations could be significantly adversely affected by factors such as changes in foreign currency exchange rates or real economic conditions in the foreign markets in which we distribute our products. We are primarily exposed to changes in exchange rates on the Japanese yen, British pound, French franc and German mark. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales decreases. When the U.S. dollar weakens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Overall we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar, and are adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect our consolidated sales and operating margins as expressed in U.S. dollars.

To mitigate the short-term effect of changes in currency exchange rates on our non-U.S. dollar-based sales, product procurement, and operating expenses, we regularly hedge our net non-U.S. dollar-based exposures by entering into foreign exchange forward and option contracts to hedge anticipated transactions. Currently, hedges of transactions do not extend beyond three months. Given the short term nature of our foreign exchange forward and option contracts, our exposure to risk associated with currency market movement on the instruments is not material.

GROSS MARGIN

Total gross margin was 51.8% for the first quarter of fiscal 2000, compared with 51.2% for the corresponding period of fiscal 1999.

Products gross margin was 54.6% in the first quarter of fiscal 2000 compared with 54.2% for the corresponding period of fiscal 1999. The modest increase in the products gross margin reflects the effects of increased volumes of higher margin servers, partially offset by lower margin low-end workstations. There could be a possible downward impact on our products gross margins as the result of continued shifts in customer purchasing patterns from high-end desktop systems toward low-end desktop systems and workgroup servers. Services gross margin was 36.2% in the first quarter of fiscal 2000, compared with 31.9% for the corresponding period of fiscal 1999. The increase in services gross margin reflects the impact of increased market penetration in enterprise data center accounts, an overall shift toward premium priced service and support contracts resulting from a larger installed base of high-end server products, continued growth in professional services, and increased economies of scale in certain geographic markets. We expect to continue to invest in our services business through increased headcount, increased spares inventory and other infrastructure related initiatives. We currently expect our services gross margin to be in the mid to high thirty percent range for the remainder of fiscal 2000. Additionally, there can be no assurance that services gross margins will grow at rates consistent with those previously realized.

We continuously evaluate the competitiveness of our product and service offerings. These evaluations could result in repricing actions in the near term. Our future operating results would be adversely affected if such repricing actions were to occur and we were unable to mitigate the resulting margin pressure by maintaining a favorable mix of systems, software, service, and other products and by achieving component cost reductions, operating efficiencies and increasing volumes.

RESEARCH AND DEVELOPMENT

Our research and development (R&D) expenses increased to $352.5 million in the first quarter of fiscal 2000, compared with $283.3 million for the corresponding period of fiscal 1999. As a percentage of net revenues, R&D expenses remained relatively flat at 11.3% for the first quarter of fiscal 2000 compared with 11.4% in the corresponding period of fiscal 1999. The dollar increase in R&D expenses in the first quarter of fiscal 2000 over the corresponding period in fiscal 1999 primarily reflects our continued development of a broad line of scaleable hardware products, including servers, workstations and storage technologies, software products which utilize the Java(TM) platform, Solaris(TM) operating environment software and SPARC(TM) microprocessors. The remaining increase in R&D expenses is due to further development of products acquired through acquisitions and increased compensation and compensation-related costs due primarily to higher levels of R&D staffing. The increase in R&D spending reflects our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems, software, and microprocessor development, as well as in enhancements to existing products. We expect research and development expenses to increase in dollar amount in fiscal 2000 while remaining in the range of 11% of revenue in fiscal 2000.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses increased to $881.5 million in the first quarter of fiscal 2000 compared with $711.6 million for the same period of fiscal 1999. As a percentage of net revenues, SG&A expenses decreased to 28.3% in the first quarter of fiscal 2000 from 28.6% in the corresponding period of fiscal 1999. Overall SG&A spending increased by approximately $169.9 million or 23.9% in the first quarter of fiscal 2000 in comparison with the same period of fiscal 1999. The dollar increase in fiscal 1999 is primarily attributable to increased compensation resulting from higher levels of headcount, principally in the sales organization, annual salary adjustments and marketing costs related to promotional programs. We also made additional investments aimed at improving our own business processes. In fiscal 2000, we expect SG&A expense to increase in dollar amount, as we continue to invest in efforts to achieve additional operating efficiencies through the continual review and improvement of business processes. In addition, we expect to continue to hire personnel to drive demand-creation programs and service and support organizations.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

The following paragraphs contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding our expectations, including percentage of completion, expected product release dates, dates for which we expect to begin generating benefits from projects, expected product capabilities and product life cycles, costs and efforts to complete projects, growth rates, royalty rates, projected revenues, cost of revenue and operating expense information used by us to calculate discounted cash flows and discount rates and our expectations to continue and successfully complete product development as well as realize our expected economic return. These forward-looking statements involve risks and uncertainties, and the cautionary statements including those set forth below and in "Future Operating Results" identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statement. Such factors include but are not limited to, delays in the development of in-process technologies or the release of products into the market, the complexity of the technology, our ability to successfully manage product introductions, lack of customer acceptance, competition and changes in technological trends, and market or general economic conditions. In addition, there can be no assurance that any of the new products discussed below will be completed, that such products will achieve either technological or commercial success or that we will receive any economic benefit from such products as a result of delays in the development of the technology, the complexity of the technology, changes in customer needs, or for other reasons, including those described above.

Purchased in-process research and development ("IPRD") of $3.5 million and $80 million, in the first quarter of fiscal 2000 and 1999, respectively, represents the write-off of in-process technologies associated with our acquisitions of Star Division Corporation ("Star Division") and certain assets and liabilities of Star Division Software-Entwicklung und Vertriebs GmbH ("Star Company"), a related party of Star Division, and NetDynamics, Inc. ("NetDynamics"), respectively (collectively the "Acquired Companies"). At the date of each acquisition noted above, the projects associated with the IPRD efforts had not yet reached technological feasibility and the R&D in process had no alternative future uses. Accordingly, these amounts were expensed on the respective acquisition dates of each of the Acquired Companies. Also see Notes to Condensed Consolidated Financial Statements (Unaudited) -- Acquisitions.

Star Division Corporation and Star Division Software-Entwicklung und Vertriebs GmbH

On August 5, 1999, we acquired all of the outstanding capital stock of Star Division by means of a merger transaction pursuant to which all of the shares of Star Division were converted into the right to receive cash for total consideration of $59.5 million. Simultaneous with the acquisition of Star Division, we acquired certain assets and liabilities of Star Division Software-Entwicklung und Vertriebs GmbH, a related party of Star Division, for total cash consideration of approximately $14 million. (Collectively, these companies are referred to as the "Star Companies"). These transactions were accounted for as purchases, with the purchase price being allocated to tangible and intangible assets and IPRD.

IPRD Overview -- Star Companies

At the acquisition date (August 5, 1999), the Star Companies were conducting development, coding and testing activities associated with the completion of a new technology which would enable their most recent version of StarOffice to be utilized in a portal environment (the "Star Product Offering"). The Star Product Offering is an updated office productivity suite which will provide word processing, spreadsheet, graphics design, presentation and data base applications. The Star Product Offering was initially schedule to be released at the end of calendar 1999. Key product features under development include:

     o Portal technology that will allow individuals to access office applications and data via the Internet from different types of devices including cell phones and personal data assistants.

     o Greater interoperability with other office applications. The Star Product Offering will allow corporate intranets and extranets, as well as service providers, to host an entire workplace, including applications, from a single location which would also be accessible via the Internet.

     o    Improved functionality and performance across each office application.

At the acquisition date, the Star Companies had made substantial progress in the areas of product definition, architecture design, and coding. Remaining efforts necessary to complete the Star Product Offering relate primarily to additional coding, testing, and implementation. We anticipate that an early access/beta version of the Star Product Offering will be available in the second quarter of fiscal 2000, with a general availability version scheduled for release in the second half of fiscal 2000 at which time we expect to realize economic benefits associated with the Star Product Offering.

Valuation Analysis -- Star Companies

We calculated the value of the IPRD technology using a discounted cash flow analysis on the anticipated income stream of the related product sales. The discounted cash flow analysis was based upon our forecast of future revenues, cost of revenues, and operating expenses related to the product and technology acquired from the Star Companies which are intended to be used in our future software application products. We projected total company revenue to increase at a compound growth rate of approximately 31% from fiscal 2000 through 2009. We also expected revenues for the IPRD to peak in fiscal 2002 (as a percentage of revenue) and decline thereafter, as we expect to introduce new product technologies. These projections are based on our estimates of market size and growth, expected trends in technology, and the expected timing of new product introductions.

Our assumptions with respect to operating expenses used in the valuation analysis included: (i) cost of goods sold, (ii) SG&A expenses, and (iii) R&D expenses. Selected operating expense assumptions we used were based on an evaluation of the Star Companies' overall business model, including both historical and expected direct expense levels (as appropriate), and an assessment of general industry metrics. We project that cost of revenues (expressed as a percentage of revenue) for the IPRD averages 20% over the projection period. We estimated SG&A (expressed as a percentage of revenue) for the IPRD averages 40% over the projection period. Maintenance R&D related to the IPRD was estimated to be approximately 2% of revenue over the projection period.

The discount rate we selected for the IPRD was 23%. In the selection of the appropriate discount rate, we gave consideration to our weighted average cost of capital (WACC), as well as other factors, including the useful life of the technology, profitability levels of the technology, the uncertainty of technology advances that are known at the valuation date, and the stage of completion of the technology. The discount rate we used for the IPRD was determined to be greater than our WACC due to the fact that the technology had not yet reached technological feasibility as of the date of the valuation.

The value of the IPRD reflects the relative value and contribution of the acquired research and development. We gave consideration to the R&D's stage of completion, the complexity of the work completed to date, the difficulty completing the remaining development, costs already incurred, and the projected cost to complete the project in determining the value assigned to IPRD.

Comparison to Actual Results -- Star Companies

At September 26, 1999, significant progress had been made on the development related to the Star Product Offering that was underway as of the acquisition date. We are continuing to invest in the development of new technologies that were underway at the consummation of the Star Companies acquisition. At September 26, 1999, we had incurred approximately $1.1 million of the planned total cost to complete of $7.5 million and no significant adjustments have been made in the economic assumptions or expectations which underlie our acquisition decision and related purchase accounting. We are continuing our development efforts related to the IPRD technology acquired. These development efforts are advancing at a rate consistent with our expectations.

Given the uncertainties of the development and commercialization process, no assurance can be given that deviations from these estimates will not occur. We expect to continue the development of the Star Product Offering and believe that there is a reasonable chance of successfully completing such development. However, as there is risk associated with the completion of the in-process project due to the remaining efforts to achieve technological feasibility, rapidly changing customer needs, complexity of technology and growing competitive pressures, there can be no assurance that any project will meet with either technological or commercial success. Failure to successfully develop and commercialize this in-process project would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of our intangible assets acquired may become impaired.

Overall status of IPRD acquired prior to fiscal 2000

With respect to acquisitions completed prior to fiscal 2000, we believe that the projections we used in performing our valuations with respect to each acquisition are still valid in all material respects, however, there can be no assurance that the projected results will be achieved. We continue to make substantial progress related to the development of acquired technologies. Although we have experienced minor delays in the completion of certain of our development efforts and their related commercialization, the total costs to complete such technologies have not increased, individually or in aggregate. We periodically evaluate our product development timeline and modify our overall business plan in response to various factors. Modifications to our business plan include the reallocation of resources among various alternative development projects. The impact of delays in the realization of economic benefits related to acquire technologies, individually or in aggregate, has not been material to our overall consolidated financial position or results of operations as of and for the three months ended September 26, 1999.

We expect to continue the development of each project and believe that there is a reasonable chance of successfully completing such development efforts. However, as there is risk associated with the completion of the in-process projects, there can be no assurance that any project will meet with either technological or commercial success. Failure to successfully develop and commercialize these in-process projects would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of other intangible assets acquired may become impaired.

INTEREST INCOME, NET

Net interest income was $28.3 million for the first quarter of fiscal 2000, compared with $15.4 million in net interest income for the corresponding period in fiscal 1999. This increase is primarily the result of higher interest earnings due to a larger average portfolio of cash and short-term investments. Our cash and investment portfolio increased in August 1999 due to our issuance of $1.5 billion of unsecured senior debt securities.

Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash equivalents and short-term investments, as well as interest paid on our short-term borrowings. To mitigate the impact of fluctuations in U.S. interest rates, we entered into an interest rate swap transaction. This swap is intended to better match our floating-rate interest income on cash equivalents and short-term investments with the interest expense on our notes payable.

INCOME TAXES

Our effective income tax rate for the first quarter of fiscal 2000 was 33% before a $3.5 million tax charge resulting from the write-off of IPRD associated with the acquisition of the Star Companies. Our effective tax rate including IPRD was 33.3% for the first quarter of fiscal 2000. The effective income tax rate for the first quarter of fiscal 1999 was 33% before a $30.4 million tax charge resulting from the write-off of IPRD associated with NetDynamics. We currently expect an effective tax rate of 33% for fiscal 2000. The expected rate excludes the impact of potential mergers and acquisitions. The tax effects of merger and acquisition transactions would be accounted for in the interim quarter in which the transactions occur. The expected rate is based on current tax law and current estimates of earnings, and is subject to change.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition strengthened as of September 26, 1999 when compared with June 30, 1999. During the first quarter of fiscal 2000, operating activities generated $384 million in cash and cash equivalents. Non-cash expenses affecting cash provided by operating activities included depreciation and amortization expense of $186.6 million, tax benefit of options exercised of $134 million, and a charge for IPRD of $3.5 million in connection with the acquisition of Star Companies. Accounts receivable decreased $138 million, due primarily to increased collection of outstanding balances. Deferred tax assets, other current and noncurrent assets increased $157.6 million due primarily to the timing of payments for income and other taxes and the recording of goodwill and other intangible assets related to our acquisitions. Other current and noncurrent liabilities increased $75.8 million due primarily to increased compensation and compensation-related costs, and increases in sales and marketing costs. Accounts payable increased $17.7 million, due to additional operating expenses associated with the expansion of our business.

Our investing activities used $912.4 million of cash during the first quarter of fiscal 2000, an increase of $451.1 million from the $461.3 million used during the corresponding period in fiscal 1999. The increase is primarily due to additional short-term investments made as the result of additional cash available from our $1.5 billion debt offering. Additions to short-term investments totaled $1,693.4 million, up $1,244.5 million, or 277%, from additions made during the first quarter of fiscal 1999. Also included in investing activities is capital spending for real estate development, as well as capital additions to support increased headcount, primarily in our engineering, services and marketing organizations.

Approximately $1,364.4 million of cash was provided from financing activities during the first quarter of fiscal 2000, compared with $10.7 million used during the corresponding period in fiscal 1999. The increase in cash provided by financing activities is primarily due to our issuance of $1.5 billion of unsecured senior debt securities.

Our exposure to interest rate risk on the international short-term borrowings of $1.1 million is not material, given the short-term maturity of these instruments and our evaluation of the potential for rate changes associated with such instruments.

At September 26, 1999, our primary sources of liquidity consisted of cash, cash equivalents and short-term investments of $4,113.5 million and a revolving credit facility with banks aggregating $500 million, which was available subject to compliance with certain covenants. On October 16, 1997, we filed a shelf registration statement with the Securities and Exchange Commission relating to the registration for public offering of senior and subordinated debt securities and common stock with an aggregate initial public offering price of up to $1 billion. On October 24, 1997, this shelf registration statement became effective. On June 18, 1999, we filed an additional shelf registration statement with the Securities and Exchange Commission relating to the registration for public offering of senior and subordinated debt securities and common and preferred stock with an aggregate initial public offering price of up to $3 billion. On July 14, 1999, this shelf registration statement became effective. As a result, we may choose to offer up to $4 billion, from time to time, of debt securities and common and preferred stock pursuant to Rule 415 in one or more separate series, in amounts, at prices and on terms to be set forth in the prospectus contained in these registration statements and in one or more supplements to the prospectus. On August 4, 1999, we issued $1.5 billion in unsecured debt securities in four tranches. Each tranche is comprised of the following notes (the "Senior Notes"): $200 million (due on August 15, 2002 and bearing interest at 7%), $250 million (due on August 15, 2004 and bearing interest at 7.35%), $500 million (due on August 15, 2006 and bearing interest at 7.5%), $550 million (due on August 15, 2009 and bearing interest at 7.65%). Sun also entered into various interest rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest associated with these Senior Notes becomes variable.

We believe that the liquidity provided by existing cash and short-term investments and the borrowing arrangements described above will provide sufficient capital to meet our requirements through fiscal 2001. We believe the level of financial resources is a significant competitive factor in our industry and may choose at any time to raise additional capital through debt or equity financings to strengthen our financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities that may arise.

FUTURE OPERATING RESULTS

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

Our competitors are some of the largest, most successful companies in the world. They include Hewlett Packard Company (HP), International Business Machines Corporation (IBM), Compaq Computer Corporation (Compaq), and EMC Corporation
(EMC). Our future competitive performance depends on a number of factors, including our ability to: continually develop and introduce new products and services with better prices and performance than offered by our competitors; offer a wide range of products and solutions from small single-processor systems to large complex enterprise-level systems; offer solutions to customers that operate effectively within a computing environment that includes hardware and software from multiple vendors; offer products that are reliable and that ensure the security of data and information; create products for which third party software vendors will develop a wide range of applications; and offer high quality products and services.

We also compete with systems manufacturers and resellers of systems based on microprocessors from Intel Corporation (Intel) and Windows NT operating system software from Microsoft Corporation (Microsoft). These competitors include Dell Computer Corporation (Dell), HP, and Compaq, in addition to Intel and Microsoft. This competition creates increased pressure, including pricing pressure, on our workstation and lower-end server product lines. We expect this competitive pressure to intensify considerably during our fiscal year 2000 with the anticipated releases of new software products from Microsoft and new microprocessors from Intel.

The computer systems that we sell are made up of many products and components, including workstations, servers, storage products, microprocessors, the Solaris operating environment and other software products. In addition, we sell some of these components separately and as add-ons to installed systems. If we are unable to offer products and services that compete successfully with the products and services offered by our competitors or that meet the complex needs of our customers, our business and operating results could be seriously harmed. In addition, if in responding to competitive pressures, we are forced to lower the prices of our products and services and we are unable to reduce our component costs or improve operating efficiencies, our business and operating results would be seriously harmed.

Over the last two years, we have invested significantly in our storage products business with a view to increasing the sales of these products both on a stand-alone basis to customers using the systems of our competitors, and as part of the systems that we sell. The intelligent storage products business is intensely competitive. EMC is currently the leader in this market. To the extent we are unable to penetrate this market and compete effectively, our business and operating results could be seriously harmed. In addition, we will be making significant investments over the next few years to develop, market, and sell software products under our recent alliance with America Online, Inc. (AOL) and have agreed to significant minimum revenue commitments. These alliance products are targeted at the e-commerce market and are strategic to our ability to successfully compete in this market. If we are unable to successfully compete in this market, our business and operating results could be seriously harmed.

The products we make are very complex and if we are unable to rapidly and successfully develop and introduce new products, we will not be able to satisfy customer demand.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that our customers choose to buy. If we are unable to develop new products, our business and operating results would be seriously harmed. We must quickly develop, introduce, and deliver in quantity new, complex systems, software, and hardware products and components including our Ultra SPARC microprocessors, the Solaris operating environment, our intelligent storage products, and other software products, such as those products under development or to be developed under our recent alliance with AOL. The development process for these complicated products is very uncertain. It requires high levels of innovation from both our product designers and our suppliers of the components used in our products. The development process is also lengthy and costly. If we fail to accurately anticipate our customers' needs and technological trends, or are otherwise unable to complete the development of a product on a timely basis, we will be unable to introduce new products into the market on a timely basis, if at all, and our business and operating results would be adversely affected. In addition, the successful development of software products under our alliance with AOL depends on many factors, including our ability to work effectively within the alliance on complex product development and any encumbrances that may arise from time to time that may prevent us from developing, marketing, or selling these alliance software products. If we are unable to successfully develop, market, or sell the alliance software products or other software products, our business and operating results could be seriously harmed.

Software and hardware products such as ours may contain known as well as undetected errors, and these defects may be found following introduction and shipment of new products or enhancements to existing products. Although we attempt to fix errors that we believe would be considered critical by our customers prior to shipment, we may not be able to detect or fix all such errors, and this could result in lost revenues and delays in customer acceptance, and could be detrimental to our business and reputation.

The manufacture and introduction of our new hardware and software products is also a complicated process. Once we have developed a new product we face the following challenges in the manufacturing process. We must be able to manufacture new products in high enough volumes so that we can have an adequate supply of new products to meet customer demand. We must be able to manufacture the new products at acceptable costs. This requires us to be able to accurately forecast customer demand so that we can procure the appropriate components at optimal costs. Forecasting demand requires us to predict order volumes, the correct mixes of our software and hardware products, and the correct configurations of these products. We must manage new product introductions so that we can minimize the impact of customers delaying purchases of existing products in anticipation of the new product release. We must also try to reduce the levels of older product and component inventories to minimize inventory write-offs. We may also decide to adjust prices of our existing products during this process in order to try to increase customer demand for these products. If we are introducing new products at the same time or shortly after the price adjustment, this will complicate our ability to anticipate customer demand for our new products.

If we were unable to timely develop, manufacture, and introduce new products in sufficient quantity to meet customer demand at acceptable costs, or if we were unable to correctly anticipate customer demand for our new products, our business and operating results could be significantly harmed.

Our reliance on single source suppliers could delay product shipments and increase our costs.

We depend on many suppliers for the necessary parts and components to manufacture our products. There are a number of vendors producing the parts and components that we need. However, there are some components that can only be purchased from a single vendor due to price, quality, or technology reasons. For example, we depend on Sony for various monitors, and on Texas Instruments for our SPARC microprocessors. If we were unable to purchase the necessary parts and components from a particular vendor and we had to find a new supplier for such parts and components, our new and existing product shipments could be delayed, severely affecting our business and operating results.

Our future operating results depend on our ability to purchase a sufficient amount of components to meet the demands of our customers.

We depend heavily on our suppliers to timely design, manufacture, and deliver the necessary components for our products. While many of the components we purchase are standard, we do purchase some components, specifically color monitors and custom memory integrated circuits such as SRAMS and VRAMS, that require long lead times to manufacture and deliver. Long lead times make it difficult for us to plan component inventory levels in order to meet the customer demand for our products. In addition, in the past, we have experienced shortages in certain of our components (specifically DRAMS and SRAMS). If a component delivery from a supplier is delayed, if we experience a shortage in one or more components or if we are unable to provide for adequate levels of component inventory, our new and existing product shipments could be delayed and our business and operating results could suffer.

Since we order our components (and in some cases commit to purchase) from suppliers in advance of receipt of customer orders for our products which include these components, we face a substantial inventory risk.

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

Delays in product development and customer acceptance and implementation of new products could seriously harm our business. Delays in the development and introduction of our products may occur for various reasons. For example, delays in software development could delay shipments of related new hardware products. Generally, the computer systems we sell to customers incorporate hardware and software products that we sell, such as the UltraSPARC microprocessor, the Solaris operating environment and intelligent storage products. Any delay in the development of the software and hardware included in our systems could delay our shipment of these systems.

In addition, if customers decided to delay the adoption and implementation of new releases of our Solaris operating environment this could also delay customer acceptance of new hardware products tied to that release. Adopting a new release of an operating environment requires a great deal of time and money for a customer to convert its systems to the new release. The customer must also work with software vendors who port their software applications to the new operating system and make sure these applications will run on the new operating system. As a result, customers may decide to delay their adoption of a new release of an operating system because of the cost of a new system and the effort involved to implement it. Also, customers may wait to implement new systems until after January 1, 2000 so that there is less likelihood of Year 2000 computer problems.

If we are unable to continue generating substantial revenues from international sales our business could be substantially harmed.

Currently, approximately half of our revenues come from international sales. Our ability to sell our products internationally is subject to the following risks: general economic and political conditions in each country could adversely affect demand for our products and services in these markets; currency exchange rate fluctuations could result in lower demand for our products, as well as currency translation losses; changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business in these jurisdictions; trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs.

We expect our quarterly revenues and operating results to fluctuate for a number of reasons.

     Future operating results will continue to be subject to quarterly fluctuations based on a wide variety of factors, including:

     Seasonality. Our operating results usually fluctuate downward in the first and third quarters of each fiscal year due to customer buying patterns for hardware and software products and services.

     Increases in Operating Expenses. Our operating expenses will continue to increase as we continue to expand our operations. Our operating results could suffer if our revenues do not increase at least as fast as our expenses.

     Acquisitions/Alliances. If, in the future, we acquire technologies, products, or businesses, or we form alliances with companies requiring technology investments or revenue commitments (such as our recent alliance with AOL), we will face a number of risks to our business. The risks we may encounter include those associated with integrating or co-managing operations, personnel, and technologies acquired or licensed, and the potential for unknown liabilities of the acquired or combined business. Also, we will include amortization expense of acquired intangible assets in our financial statements for several years following these acquisitions. Our business and operating results on a quarterly basis could be harmed if our acquisition or alliance activities are not successful.

     Significant Customers. Only one of our customers accounted for more than 10% of our revenues in fiscal 1999 and fiscal 1998. Sales to this customer accounted for approximately 14% of our fiscal 1999 and 1998 revenues. Our business could suffer if this customer or another significant customer terminated its business relationship with us or significantly reduced the amount of business it did with us.

Our failure or the failure of our business partners and customers to be Year 2000 compliant could harm our business.

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As the Year 2000 approaches, these code fields will need to be able to distinguish years beginning with "19" from those beginning with "20." As a result, computer systems and/or software products used by many companies may need to be upgraded to comply with such Year 2000 requirements. We are currently expending resources to review our products and services, as well as our internal use software and systems, in order to identify and modify those products, services and systems that are not Year 2000 compliant. We believe that the vast majority of these costs are not incremental to us but represent a reallocation of existing resources and include regularly scheduled systems upgrades and maintenance. In this regard, we have made custom coding enhancements and other necessary modifications to our mission-critical internal business systems, as well as a majority of our other internal business systems. We believe that such internal systems are now Year 2000 compliant. We expect our review and evaluation, and any remediation necessary of the small number of our remaining internal systems, which we believe are immaterial to Sun's business and operations will be complete by December 31, 1999.

Although we believe that the costs associated with the aforementioned Year 2000 efforts are not material, we currently estimate that such costs will be between $40 to $45 million, of which approximately $31 million has been spent through September 26, 1999. The aforementioned costs are estimates due in large part to the fact that we do not separately track the internal labor costs associated with Year 2000 compliance, unless such costs are incurred by individuals devoted primarily to Year 2000 compliance efforts. These cost estimates do not include any potential costs related to any customer or other claim. In addition, these cost estimates are based on the current assessment of the ongoing activities described herein, and are subject to change as we continuously monitor these activities. We believe any modifications deemed necessary will be made on a timely basis and we do not believe that the cost of such modifications will seriously harm our business. Our expectations as to the costs related to achieve Year 2000 compliance are forward- looking statements subject to risks and uncertainties. Actual results may vary materially as a result of a number of factors, including, among others, those described in this section.

We established a program to assess whether certain of our products are Year 2000 compliant. Under this program, we have performed tests on Sun products listed on our price lists. To monitor this program and to help customers evaluate their Year 2000 issues, we have created a web site at http://sun.com/y2000/cpl.html, which identifies the following categories: products that were released Year 2000 compliant; products that require modifications to be Year 2000 compliant; products under review; products that are not Year 2000 compliant and need to be replaced with a Year 2000 compliant product; source code products that could be modified and implemented without our review; and products that do not process or manipulate date data or have no date-related technology. We update this list periodically as our analysis of additional products is completed.

The review and evaluation of our products, services and systems and any remediation necessary was complete on September 30, 1999, except for the evaluation of a small number of subcomponents for our products. We believe that the state of Year 2000 compliance for these components is immaterial to Sun, however, Sun expects to complete our evaluation and any remediation necessary to the components by December 31, 1999. As of September 30, 1999, we had not identified any items or areas that would require material remediation efforts. Although we believe we have successfully modified our products, services, and systems as necessary to be Year 2000 compliant, we cannnot be sure that our products do not contain undetected errors or defects associated with Year 2000 functions that may result in material costs to us. Our business could suffer if we fail to make our products, services, and systems Year 2000 compliant in time. In addition, some of our customers are running products that are not Year 2000 compliant and will require an upgrade or other remediation to become Year 2000 compliant. We provide limited warranties as to Year 2000 compliance on certain of our products and services. Except as specifically provided for in the limited warranties, we do not believe that we are legally responsible for costs incurred by customers to achieve Year 2000 compliance. We have been taking steps to identify affected customers, raise customer awareness related to noncompliance of our older products and encourage such customers to migrate to current products or product versions. It is possible that we may experience increased expenses if we need to upgrade or perform other remediation on products that our customers are using that are not Year 2000 compliant. Our business may also materially suffer if customers become concerned about or are dissatisfied with our products and services as a result of Year 2000 issues.

We also face risks to the extent that suppliers of products, services, and systems purchased by us or the suppliers of others with whom we transact business cannot timely provide us with products, components, services, or systems that meet Year 2000 requirements. To the extent that we are not able to test technology provided by third-party hardware or software vendors, we are in the process of carrying out audits and obtaining Year 2000 compliance certifications from each of our major vendors that their products and internal systems, as applicable, are Year 2000 compliant. In the event that any such third parties cannot timely provide us with products, services, or systems that meet the Year 2000 requirements, our business could be harmed. Furthermore, a reasonably likely worst-case scenario would be if one of our major vendors experienced a material disruption in business, which caused us to experience a material disruption in business. If either our internal systems or the internal systems, products, or services of one or more of our major vendors (including banks, energy suppliers, and transportation providers) fail to achieve Year 2000 compliance, our business could be seriously harmed. We have developed contingency plans to deal with potential Year 2000 problems related to our internal systems that are deemed to be mission-critical and with respect to products and services provided by outside vendors. If these plans are not successful or if new Year 2000 problems not covered by our contingency plans emerge, our business and operating results may be seriously harmed.

Although we believe that the cost of Year 2000 modifications for both internal use software and systems, as well as Sun's products is not material, we cannot be sure that various factors relating to the Year 2000 compliance issues will not seriously harm our business or operating results. For example, a significant amount of litigation may arise out of Year 2000 compliance issues and we cannot be sure about the extent to which we may be affected by any of this litigation. Even though we do not believe that we are legally responsible for our customers' Year 2000 compliance obligations, it is unclear whether different governments or governmental agencies may decide to allocate liability relating to Year 2000 compliance to us without regard to specific warranties or warranty disclaimers. Our business could suffer in any given quarter if any liability is allocated to us. Furthermore, we do not know how customer spending patterns may be affected by Year 2000 issues. We believe, however, that many customers could focus on preparing their businesses for the Year 2000 and that their capital budgets will be spent in large part on remediation efforts, potentially delaying the purchase and implementation of new systems, thereby creating less demand for our products and services. Our business could be harmed if customers delay purchasing our products during the second quarter of our fiscal Year 2000 because of Year 2000 concerns, or if our customers are unable to conduct their business or are prevented from placing orders or paying us because of their own Year 2000 problem. A significant disruption of our financial management and control systems or a lengthy interruption in our operations caused by a Year 2000 related issue could also result in a material adverse impact on our operating results and financial condition.

Our acquisition and alliance activities could disrupt our ongoing business.

We intend to continue to make investments in companies, products and technologies, either through acquisitions or investment alliances. For example, we have purchased several companies in the past and formed alliances, including our recent alliance with AOL. Acquisitions and alliance activities often involve risks, including: we may experience difficulty in assimilating the acquired operations and employees; we may experience difficulty in managing product codevelopment activities with our alliance partners; we may be unable to retain the key employees of the acquired operation; the acquisition or investment may disrupt our ongoing business; we may not be able to incorporate successfully the acquired technology and operations into our business and maintain uniform standards, controls, policies, and procedures; and we may lack the experience to enter into new markets, products, or technologies.

Some of these factors are beyond our control. Failure to manage these alliance activities effectively and to integrate acquisitions could affect our operating results or financial condition.

We depend on key employee and face competition in hiring and retaining qualified employees.

Our employees are vital to our success, and our key management, engineering, and other employees are difficult to replace. We generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. The expansion of high technology companies in Silicon Valley and Colorado, as well as many other cities, has increased demand and competition for qualified personnel. We may not be able to attract, assimilate, or retain additional highly qualified employees in the future. These factors could harm our business.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures set forth in the 1999 Form 10-K have not changed significantly through the first quarter ended September 26, 1999.

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

1.  LEGAL PROCEEDINGS

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

An appellate argument before the Ninth Circuit Court of Appeals relating to the November 1998 preliminary injunction granted in our favor occurred on June 16, 1999. On August 23, 1999, a three-judge panel of the Ninth Circuit Court of Appeals issued an opinion and ruling on Microsoft's appeal to that Court of the November 1998 preliminary injunction issued by the District Court. The Ninth Circuit panel, in its ruling, found sufficient evidence in the record to support the District Court's conclusion that Sun is likely to prevail on the merits of its breach of contract claims against Microsoft. However, the panel vacated the copyright infringement-based injunction that the District Court had entered and remanded the case back to the District Court for further consideration. The Remand Order and the lifting of the injunction took effect on September 13, 1999. The District Court held a hearing regarding the Remand Order on October 15, 1999. If the injunction is not reinstated, Microsoft may, during the pendency of the case, elect to offer products that fail to pass the applicable test suites from Sun. We believe that the outcome of this matter will not have a material adverse impact on our financial condition, results of operations or cash flows in any given fiscal period.

ITEM 5 -- OTHER INFORMATION

SCHEDULE OF SALES BY EXECUTIVE OFFICERS DURING THE QUARTER

     The following is a summary of all sales of our Common Stock by our executive officers and directors who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, during the fiscal quarter ended September 26, 1999:

OFFICER/                                                        NUMBER OF
DIRECTOR                       DATE            PRICE           SHARES SOLD
--------                     -------          --------         -----------
William T. Agnello           8/31/99          $79.3958          15,000

Mel Friedman                 8/25/99          $74.9995          57,632
                             8/27/99          $76.0240          52,000

Lawrence W. Hambly           8/12/99          $71.6250          12,072
                             8/24/99          $74.0026          24,000
                             8/25/99          $74.5000          20,000
                             8/26/99          $77.2500          20,000

Masood A. Jabbar             8/26/99          $76.2604          45,000
                             8/27/99          $76.2500          7,500
                             8/27/99          $76.0000          40,000
                             8/27/99          $76.1875          7,500

James Judson                 8/6/99           $70.0687          10,000
                             8/24/99          $74.0000          10,000

Michael E. Lehman            8/6/99           $70.2344          40,000

John E. Marselle             8/26/99          $77.2500          30,000

John S. McFarlane            8/5/99           $70.1250          18,000

Stephen T. McGowan           8/3/99           $71.3750          6,000
                             8/27/99          $77.0000          4,000
                             8/27/99          $76.0000          4,000
                             8/31/99          $79.0000          2,000

Michael H. Morris            7/28/99          $70.9688          16,000

                             8/2/99           $71.3750          16,000

Michael A. Murray            8/25/99          $75.0000          16,000

Alton D. Page                8/11/99          $71.5457          10,000
                             8/31/99          $77.8750          5,000

Gregory M. Papadopoulos      8/27/99          $76.1875          12,000
                             8/31/99          $78.3750          8,000

Frank A. Pinto               8/24/99          $74.0446          70,000

George Reyes                 8/2/99           $70.5000          28,000
                             8/9/99           $70.6250          8,000

Janpieter T. Scheerder       7/28/99          $70.3750          16,000
                             7/28/99          $70.7500          16,000
                             7/30/99          $68.3313          12,000
                             8/2/99           $70.1250          12,000
                             8/2/99           $70.7500          28,000
                             8/2/99           $70.5416          30,000
                             8/9/99           $70.5000          10,400
                             8/11/99          $71.0000          24,000
                             8/25/99          $75.0000          30,000
                             8/25/99          $74.0000          30,000
                             8/31/99          $77.0000          36,000

John C. Shoemaker            8/24/99          $73.6275          14,000
                             8/24/99          $73.6900          5,000
                             8/24/99          $73.8150          5,000
                             8/27/99          $76.7905          24,000

Mark E. Tolliver             8/30/99          $77.5625          10,000

Kevin Walsh                  8/31/99          $78.8750          48,000

Edward J. Zander             7/28/99          $71.0938          25,000
                             7/28/99          $70.9406          10,000
                             7/28/99          $70.6250          15,000
                             8/6/99           $70.3750          25,000
                             8/12/99          $71.4375          12,500
                             8/12/99          $71.0000          12,500

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     a)   EXHIBITS

     27.0 Financial Data Schedule for the period ended September 26, 1999


     b)   REPORTS ON FORM 8-K

     8-K filed with the Securities and Exchange Commission (SEC) on July 23, 1999, reporting Registrant's earnings for the quarter and fiscal year ended June 30, 1999, including condensed consolidated financial statements for such periods.

     8-K filed with SEC on August 6, 1999, announcing the completion of a multi-tranche debt offering of $1.5 billion aggregate principal amount of Senior Notes and filing exhibits related thereto.

     8-K filed with SEC on September 15, 1999, announcing that William J. Raduchel, the Registrant's Chief Strategy Officer, had resigned his employment with the Registrant effective September 13, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN MICROSYSTEMS, INC.

BY

                                        /s/ Michael E. Lehman

                                        Michael E. Lehman

                                        Vice President, Corporate Resources

                                        and Chief Financial Officer



                                        /s/ Michael L. Popov

                                        Michael L. Popov

                                        Vice President and Corporate Controller,

                                        Chief Accounting Officer

Dated: November 8, 1999

                                 EXHIBIT INDEX


No.          DESCRIPTION
---          -----------
27           Financial Data Schedule