Form 10-Q
period 1999-12-26
SUN MICROSYSTEMS INC
filed 2000-02-09
CIK 709519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              for the quarterly period ended December 26, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               for the transition period from _______ to _______

                         Commission file number: 0-15086

                               ------------------

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

                                 (650) 960-1300
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

                              ____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES [X]           NO [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                 CLASS                       OUTSTANDING AT DECEMBER 26, 1999
  Common Stock - $0.00067 par value                   1,746,964,132

                                      INDEX

                                                                         PAGE
                                                                         ----
  COVER PAGE                                                              1

  INDEX                                                                   2

  PART I - FINANCIAL INFORMATION

        Item 1 - Condensed Consolidated Financial Statements
                 Condensed Consolidated Statements of Income              3
                 Condensed Consolidated Balance Sheets                    4
                 Condensed Consolidated Statements of Cash Flows          5
                 Notes to Condensed Consolidated Financial Statements     7

        Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            13

        Item 3 - Quantitative and Qualitative Disclosures About
                 Market Risk                                              27


  PART II - OTHER INFORMATION

        Item 1 - Legal Proceedings                                        28
        Item 4 - Submission of Matters to a Vote of Security Holders      29
        Item 5 - Other Information                                        30
        Item 6 - Exhibits and Reports on Form 8-K                         31

  SIGNATURES                                                              32

                         PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

                             SUN MICROSYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                       Three Months Ended              Six Months Ended
                                                  ----------------------------   -----------------------------
                                                  December 26,    December 27,   December 26,     December 27,
                                                      1999            1998            1999            1998
                                                  ------------    ------------   ------------     ------------
Net revenues:
         Products                                 $2,996,743      $2,403,252      $5,664,552      $4,577,526
         Services                                    557,180         399,700       1,034,927         734,766
                                                  ----------      ----------      ----------      ----------
Total net revenues                                 3,553,923       2,802,952       6,699,479       5,312,292
                                                  ----------      ----------      ----------      ----------
Cost and expenses:
         Cost of sales - products                  1,370,487       1,126,780       2,578,018       2,120,185
         Cost of sales - services                    349,315         225,710         653,961         453,810
         Research and development                    397,636         307,354         754,596         594,779
         Selling, general and administrative         940,658         756,910       1,834,333       1,479,944
         Purchased in-process research and
             development                                   -          12,000           3,500          92,000
                                                  ----------      ----------      ----------      ----------
Total costs and expenses                           3,058,096       2,428,754       5,824,408       4,740,718
Operating income                                     495,827         374,198         875,071         571,574
Interest income, net                                  31,585          20,666          60,130          36,406
                                                  ----------      ----------      ----------      ----------
Income before income taxes                           527,412         394,864         935,201         607,980
Provision for income taxes                           174,047         133,445         309,654         235,033
                                                  ----------      ----------      ----------      ----------
Net income                                        $  353,365      $  261,419      $  625,547      $  372,947
                                                  ==========      ==========      ==========      ==========
Net income per common
         share - basic                            $     0.22      $     0.17      $     0.40      $     0.24
                                                  ==========      ==========      ==========      ==========
Net income per common
         share - diluted                          $     0.21      $     0.16      $     0.37      $     0.23
                                                  ==========      ==========      ==========      ==========

Shares used in the calculation of
         net income per share - basic              1,574,025       1,542,110       1,563,724       1,531,454
                                                  ==========      ==========      ==========      ==========
Shares used in the calculation of
         net income per share - diluted            1,691,417       1,633,670       1,677,086       1,618,298
                                                  ==========      ==========      ==========      ==========


                            See accompanying notes.

                             SUN MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                December 26,         June 30,
                                                    1999               1999
                                                ------------       -----------
                                                (unaudited)
ASSETS
Current assets:
        Cash and cash equivalents               $ 1,311,293        $ 1,100,761
        Short-term investments                    3,149,036          1,590,959
        Accounts receivable, net                  2,038,139          2,310,142
        Inventories                                 559,152            307,873
        Deferred tax assets                         553,218            506,411
        Other current assets                        535,288            372,480
                                                -----------        -----------
             Total current assets                 8,146,126          6,188,626
Property, plant and equipment, at cost            3,282,365          2,876,055
Accumulated depreciation and amortization        (1,463,903)        (1,262,427)
                                                -----------        -----------
                                                  1,818,462          1,613,628
Other assets, net                                 1,471,714            696,581
                                                -----------        -----------
                                                $11,436,302        $ 8,498,835
                                                ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Short-term borrowings                   $         9        $     1,646
        Accounts payable                            673,474            755,797
        Accrued liabilities                       1,944,115          1,655,554
        Income taxes payable                        227,417            402,813
        Other current liabilities                   499,292            432,452
                                                -----------        -----------
             Total current liabilities            3,344,307          3,248,262
Long-term debt and other obligations              2,154,974            383,297
Total stockholders' equity                        5,937,021          4,867,276
                                                -----------        -----------
                                                $11,436,302        $ 8,498,835
                                                ===========        ===========


                             See accompanying notes.

                             SUN MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                              Six Months Ended
                                                                        ------------------------------
                                                                        December 26,      December 27,
                                                                            1999              1998
                                                                        ------------      ------------
Cash flows from operating activities:
        Net income                                                      $  625,547        $  372,947
        Adjustments to reconcile net income to net cash
           provided by operating activities:
        Depreciation and amortization                                      356,628           315,514
        Tax benefit of options exercised                                   260,902            96,740
        Purchased in-process research and development                        3,500            92,000
        Net (increase) decrease in accounts receivable                     278,408          (258,335)
        Net increase in inventories                                       (251,279)          (17,218)
        Net increase in other current and non-current assets              (209,790)          (88,670)
        Net increase (decrease) in accounts payable                        (83,079)          115,775
        Net increase in other current and non-current liabilities          183,411           138,094
                                                                        ----------        ----------
Net cash provided by operating activities                                1,164,248           766,847
                                                                        ----------        ----------
Cash flows from investing activities:
        Purchases of short-term investments                             (4,150,553)         (941,865)
        Proceeds from sales of short-term investments                    1,771,092           235,617
        Proceeds from maturities of short-term investments                 762,745           265,668
        Acquisition of property, plant and equipment                      (432,051)         (361,300)
        Acquisition of spare parts and other assets                        (44,727)          (69,576)
        Purchases of long-term investments                                 (48,184)                -
        Payments for acquisitions, net of cash acquired                    (74,891)          (31,269)
                                                                        ----------        ----------
Net cash used in investing activities                                   (2,216,569)         (902,725)
                                                                        ----------        ----------
Cash flows from financing activities:
        Proceeds from issuance of common stock, net                         31,986            93,355
        Acquisition of treasury stock                                     (389,343)         (164,286)
        Proceeds from employee stock purchase plans                        138,535            58,529
        Net increase (reduction) in borrowings and
           other obligations                                             1,481,675            (3,634)
                                                                        ----------        ----------
Net cash provided by (used in) financing activities                      1,262,853           (16,036)
                                                                        ----------        ----------
Net increase (decrease) in cash and cash equivalents                       210,532          (151,914)
Cash and cash equivalents, beginning of period                           1,100,761           835,625
                                                                        ----------        ----------
Cash and cash equivalents, end of period                                $1,311,293        $  683,711
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

                             SUN MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (unaudited)
                                 (in thousands)

                                                                          Six Months Ended
                                                                    -----------------------------
                                                                    December 26,     December 27,
                                                                        1999             1998
                                                                    ------------     ------------
Supplemental disclosures of cash flow information:
        Cash paid during the period for:
        Interest                                                      $    229        $    778
        Income taxes                                                  $225,699        $ 58,702
Supplemental schedule of non-cash investing activities:
    In conjunction with the Company's acquisitions, liabilities were assumed as follows:
        Fair value of assets acquired                                 $ 86,413        $198,629
        Cash paid for assets                                           (75,103)        (35,864)
        Stock issued                                                      (823)       (142,028)
                                                                      --------        --------
        Liabilities assumed                                           $ 10,487        $ 20,737
                                                                      ========        ========


                             See accompanying notes.

                             SUN MICROSYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Sun Microsystems, Inc. ("Sun" or the "Company") and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with current year presentation.

On October 19, 1999, Sun completed its merger with Forte Software, Inc. ("Forte"). This merger was accounted for as a pooling of interests and, accordingly, historical consolidated financial statements of the Company have been restated to include the financial position, results of operations and cash flows of Forte for all periods presented.

On December 7, 1999, the Company effected a two-for-one split of its common stock paid in the form of a stock dividend. All share and per share data has been adjusted to reflect the split for all periods presented.

While the quarterly financial information is unaudited, the financial statements included in this report reflect all adjustments (consisting of normal recurring accruals) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for the interim periods are not necessarily indicative of the results for the entire year. The consolidated balance sheet as of June 30, 1999 has been derived from the audited consolidated financial statements at that date. The information included in this report should be read in conjunction with the 1999 Annual Report to Stockholders, which is incorporated by reference in the Company's 1999 Annual Report on Form 10-K.

INVENTORIES

Inventories are comprised of the following (in thousands):

                                             December 26, 1999     June 30, 1999
                                             -----------------     -------------
           Raw materials                          $201,924            $113,070
           Work in process                          66,292              51,183
           Finished goods                          290,936             143,620
                                                  --------            --------
                                                  $559,152            $307,873
                                                  ========            ========

OTHER ASSETS

Other assets is comprised of the following (in thousands):

                                             December 26, 1999     June 30, 1999
                                             -----------------     -------------
           Long-term investments                $  745,876            $     --
           Intangible assets, net                  234,284             205,431
           Prepaid assets                          249,151             286,732
           Other                                   242,403             204,418
                                                ----------            --------
                                                $1,471,714            $696,581
                                                ==========            ========

Long-term investments consist of equity securities in public and non-public companies.

INCOME TAXES

The Company accounts for income taxes under the liability method of Financial Accounting Standards No. 109. The provision for income taxes during the interim periods considers anticipated annual income before taxes, earnings of foreign subsidiaries permanently invested in foreign operations, and other differences.

RECENT PRONOUNCEMENTS

In June 1998, Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities" was issued and was effective for all fiscal years beginning after June 15, 1999. FAS 133 was subsequently amended by Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and will now be effective for fiscal years beginning after June 15, 2000, with early adoption permitted. FAS 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities and to measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company has not completed its assessment of the impact of FAS 133, as amended, on its consolidated financial position or results of operations and will adopt FAS 133 effective July 1, 2000.

COMPREHENSIVE  INCOME

The components of comprehensive income, net of tax, are as follows (in thousands):

                                               Three Months Ended                  Six Months Ended
                                          -----------------------------      ------------------------------
                                          December 26,     December 27,      December 26,      December 27,
                                              1999             1998             1999               1998
                                          ------------     ------------      ------------      ------------
Net income                                 $ 353,365        $ 261,419        $  625,547         $ 372,947
Change in unrealized gain (loss) on
          investments, net                   382,687           (6,513)          390,131           (20,637)
Change in cumulative translation
          adjustment                           3,352            2,033            (5,539)            2,299
                                           ---------        ---------        ----------         ---------
Comprehensive income                       $ 739,404        $ 256,939        $1,010,139         $ 354,609
                                           =========        =========        ==========         =========

The components of accumulated other comprehensive income, net of related tax, at December 26, 1999 and June 30, 1999, are as follows:

                                               December 26, 1999       June 30, 1999
                                               -----------------       -------------
Unrealized gains (losses) on securities             $389,802             $   (329)
Foreign currency translation adjustments             (15,241)              (9,702)
                                                    --------             --------
Accumulated other comprehensive income              $374,561             $(10,031)
                                                    ========             ========

BUSINESS COMBINATIONS

POOLING OF INTERESTS COMBINATION

On October 19, 1999, the Company completed its merger with Forte Software, Inc. ("Forte"), a software company that designs, develops, markets and supports a set of products for developing, deploying and managing production applications in distributed environments, including client/server and the Internet. Under the terms of the merger agreement, the Company issued 12.7 million shares of Sun common stock (with a fair market value of $47.03 per share on such date) in exchange for all of Forte's common stock. In addition, Sun issued 2.7 million stock options in exchange for Forte's previously outstanding stock options. The number of Sun shares was calculated using an exchange ratio of 0.6 shares of Sun stock for each share of Forte common stock. The transaction was accounted for as a pooling of interests and, accordingly, the historical condensed consolidated financial statements of the Company have been restated to include the financial position, results of operations and cash flows of Forte for all periods presented. Pro forma results of operations have not been presented because the effect of the merger on the Company's financial statements was not material.

PURCHASE COMBINATIONS

The Company has completed a number of purchase acquisitions. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

The Company calculated amounts allocated to in-process research and development ("IPRD") using established valuation techniques and expensed such amounts in the quarter that each such acquisition was consummated because technological feasibility of the in-process technology had not been achieved and no alternate future uses had been established. The Company computed its valuations of IPRD for the above noted acquisitions using a discounted cash flow analysis on the anticipated income stream to be generated by the purchased technology.

The excess purchase price over the estimated value of the net tangible assets was allocated to various intangible assets, consisting primarily of developed technology and goodwill, as well as other intangible assets, such as customer base and assembled workforce. The value of developed technology was based upon future discounted cash flows related to the existing product's projected income stream. The value of the customer base was determined based upon the value of existing relationships and the expected revenue stream. The value of the assembled workforce was based upon the cost to replace that workforce. Intangible assets, including goodwill, are being amortized over their estimated useful lives, ranging from two to five years.

On October 18, 1999, the Company acquired all of the outstanding capital stock of NetBeans Ceska Republika a.s. ("NetBeans"), a Czech Republic joint stock company and a developer of cross-platform Java(TM) technology-based integrated development environments, by means of an asset purchase from NetBeans' parent holding company, NetBeans, Inc., a British Virgin Islands company. The total purchase price was approximately $9.0 million. This transaction was accounted for as a purchase, with the excess of the purchase price over the estimated fair value of tangible assets being allocated primarily to various intangible assets, including goodwill ($8.0 million), developed technology ($0.8 million) and other intangible assets ($0.2 million). There was no IPRD associated with this acquisition.

On August 5, 1999, Sun acquired all of the outstanding capital stock of Star Division Corporation ("Star Division"), a company conducting development, engineering, and testing activities associated with the completion of a new enterprise application platform product, by means of a merger transaction pursuant to which all of the shares of Star Division were converted into the right to receive cash. The total purchase price for Star Division was approximately $59.5 million. Simultaneous with the acquisition of Star Division, Sun acquired certain assets and liabilities of Star Division Software-Entwicklung und Vertriebs GmbH ("Star Company"), a related party of Star Division, for total cash consideration of approximately $14 million. These transactions were accounted for as purchases, with the excess of the purchase price over the estimated fair value of net tangible assets being allocated primarily to various intangible assets, including goodwill ($69.7 million), developed technology ($3.3 million), distribution contracts ($1.1 million) and assembled workforce ($1 million). In addition to the intangible assets acquired, the Company recorded a $3.5 million charge, representing the write-off of IPRD.

DEBT OFFERING

On July 14, 1999, the shelf registration statement which Sun filed with the Securities and Exchange Commission (SEC) on June 18, 1999 became effective. The shelf registration statement registered senior and subordinated debt securities and common and preferred stock with an aggregate initial offering price of up to $3 billion. The securities registered by Sun were in addition to the $1 billion of securities previously registered and declared effective under a separate shelf registration statement filed with the SEC. On August 4, 1999, the Company issued $1.5 billion of unsecured senior debt securities in four tranches. The four tranches are comprised of the following notes (the "Senior Notes"): $200 million (due on August 15, 2002 and bearing interest at 7%), $250 million (due on August 15, 2004 and bearing interest at 7.35%), $500 million (due on August 15, 2006 and bearing interest at 7.5%), and $550 million (due on August 15, 2009 and bearing interest at 7.65%). Interest on the Senior Notes will be payable semi-annually. Sun may redeem all or any part of any tranche of the Senior Notes at any time at a price equal to 100% of the principal plus accrued and unpaid interest and an amount as determined by a quotation agent, which represents the present value of the remaining scheduled payments. Sun anticipates that the net proceeds from this offering will be used to fund expansion of the Company's business, including additional working capital, capital expenditures, acquisition of products, technologies and businesses and general corporate matters. Sun also entered into various interest rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest associated with the Senior Notes effectively becomes variable.

OPERATING SEGMENTS

Although the Company has various divisions, only Computer Systems and Storage and Enterprise Services are considered reportable segments under the criteria of FAS 131. Products in the Computer Systems and Storage segment include a broad range of desktop systems, servers, storage, and network switches, incorporating the UltraSPARC (TM) processors and Solaris(TM) Operating Environment. In the Enterprise Services segment, the Company provides a full range of services and support to existing and new customers, including education, professional services, and systems integration. The Other segment consists of various software and other miscellaneous divisions, such as corporate, which did not meet the requirements individually for a reportable segment as defined by FAS 131.

Information on reportable segments is as follows (in thousands):

                                                   Three Months Ended                  Six Months Ended
                                              -----------------------------      ------------------------------
                                              December 26,     December 27,      December 26,      December 27,
                                                  1999             1998              1999              1998
                                              ------------     ------------      ------------      ------------
Revenues

           Computer Systems and Storage       $2,691,837        $2,258,989        $5,176,051        $4,317,022
           Enterprise Services                   557,180           399,700         1,034,927           734,766
           Other                                 304,906           144,263           488,501           260,504
                                              ----------        ----------        ----------        ----------
           Total                              $3,553,923        $2,802,952        $6,699,479        $5,312,292
                                              ==========        ==========        ==========        ==========
Interdivision revenues

           Computer Systems and Storage       $        -        $        -        $        -         $       -
           Enterprise Services                    93,343            78,682           175,663           155,159
           Other                                 (93,343)          (78,682)         (175,663)         (155,159)
                                              ----------        ----------        ----------        ----------
           Total                              $        -        $        -        $        -         $       -
                                              ==========        ==========        ==========        ==========

Operating Income

           Computer Systems and Storage       $  549,662        $  386,070        $1,045,257         $ 692,326
           Enterprise Services                    75,782            51,653           128,847            87,840
           Other                                (129,617)          (63,525)         (299,033)         (208,592)
                                              ----------        ----------        ----------        ----------
           Total                              $  495,827        $  374,198        $  875,071         $ 571,574
                                              ==========        ==========        ==========        ==========

Segment assets have not changed materially from June 30, 1999.

SUBSEQUENT EVENTS

On January 31, 2000, the Company acquired all of the outstanding capital stock of Trustbase, Limited ("Trustbase"), a United Kingdom parent holding company of JCP Computer Services Limited, a developer of highly secure public key infrastructure enabling technology, by means of a stock purchase transaction pursuant to which all of the shares of Trustbase were converted into the right to receive cash. The total purchase price for Trustbase was approximately $18.2 million. This transaction will be accounted for as a purchase, with the excess of the purchase price over the estimated fair value of tangible assets being allocated to various intangible assets.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Condensed Consolidated Statements of Income as a percentage of total net revenues:

                                                Three Months Ended             Six Months Ended
                                           ---------------------------    ---------------------------
                                           December 26,   December 27,    December 26,   December 27,
                                               1999           1998           1999           1998
                                           ------------   ------------    ------------   ------------
Net revenues:
           Products                            84.3%          85.7%          84.6%          86.2%
           Services                            15.7           14.3           15.4           13.8
                                              -----          -----          -----          -----
Total net revenues                            100.0          100.0          100.0          100.0
                                              -----          -----          -----          -----
Cost of sales:
           Products                            38.6           40.2           38.5           39.9
           Services                             9.8            8.1            9.7            8.6
                                              -----          -----          -----          -----
Total cost of sales                            48.4           48.3           48.2           48.5
                                              -----          -----          -----          -----
           Gross margin                        51.6           51.7           51.8           51.5
                                              -----          -----          -----          -----
Research and development                       11.2           11.0           11.3           11.2
Selling, general and administrative            26.4           26.9           27.4           27.8
Purchased in-process research
           and development                      -              0.4            -              1.7
                                              -----          -----          -----          -----
Operating income                               14.0           13.4           13.1           10.8
                                              -----          -----          -----          -----
Interest income, net                            0.8            0.7            0.9            0.6
                                              -----          -----          -----          -----
Income before income taxes                     14.8           14.1           14.0           11.4
                                              -----          -----          -----          -----
Provision for income taxes                      4.9            4.8            4.7            4.4
                                              -----          -----          -----          -----
           Net income                           9.9%           9.3%           9.3%           7.0%
                                              =====          =====          =====          =====


The following section contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding Japanese macroeconomic trends, the impact on our gross margin from shifts in product mix, our expectations to invest in our services business, services gross margin expectations for fiscal year 2000, our expectations relating to future research and development and selling, general and administrative expenses in fiscal year 2000, our expectations to continue hiring personnel in certain areas, our expectations as to financial market risks, our expected effective income tax rate for fiscal 2000, our beliefs as to our liquidity and capital resources, as well as our expectations set forth in the section entitled "Purchased in-process research and development," including percentage of completion, expected product release dates, dates for which we expect to begin generating benefits from projects, expected product capabilities and product life cycles, costs and efforts to complete projects, growth rates, royalty rates, projected revenues, cost of revenue and operating expense information used by us to calculate discounted cash flows and discount rates and our expectations to continue and successfully complete product development as well as realize our expected economic return. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in "Future Operating Results," identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products, adverse business conditions, decreased or lack of growth in the computing industry, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, risks associated with foreign operations (including the downturn of economic trends and unfavorable currency movements in the Asia Pacific marketplace), and risks associated with our efforts to comply with Year 2000 requirements. With respect to risks related to purchased in-process research and development identified above, such factors also include but are not limited to, delays in the development of in-process technologies or the release of products into the market, the complexity of the technology, our ability to successfully manage product introductions, lack of customer acceptance, competition and changes in technological trends, and market or general economic conditions. In addition, there can be no assurance that any of the new products discussed below will be completed, that such products will achieve either technological or commercial success or that we will receive any economic benefit from such products as a result of delays in the development of the technology, the complexity of the technology, or changes in customer needs. Other factors that may affect such results and financial condition are set forth in our 1999 Annual Report to Stockholders, which is incorporated by reference in our Form 10-K.

RESULTS OF OPERATIONS

NET REVENUES

Our net revenues were $3,553.9 million for the second quarter of fiscal 2000 and $6,699.5 million for the first six months of fiscal 2000, representing an increase of 26.8% and 26.1%, respectively, over the corresponding periods of fiscal 1999.

Our products net revenues for the second quarter of fiscal 2000 increased by $593.5 million or 24.7% to $2,996.7 million over the corresponding period of fiscal 1999. Net products revenues were $5,664.6 million for the six months ended December 26, 1999, an increase of $1,087.0 million or 23.7% over the corresponding period of fiscal 1999. Approximately half of the increase in products revenue for the second quarter and first six months of fiscal 2000 is due to continued strong demand for our enterprise and workgroup servers, as well as increased revenues generated by our storage products. As a result of the strong demand in our servers, high-end and low-end desktop system revenue as a percentage of products net revenues has declined for the three and six months ended December 26, 1999.

Our services net revenues for the second quarter of fiscal 2000 increased by $157.5 million or 39.4% to $557.2 million, over the corresponding period of fiscal 1999. Net revenues from services were $1,034.9 million for the first six months ended December 26, 1999, an increase of $300.2 million or 40.9% over the corresponding period of fiscal 1999. The increases in services net revenues are primarily the result of: (1) an overall shift towards premium service and support contracts resulting from a larger installed base of high-end server products; (2) a larger installed service base related to increased product unit sales; and (3) increased revenues associated with our professional and educational services.

Our domestic net revenues increased by 33.5% and 29.1% in the second quarter and first six months of fiscal 2000, respectively, over the corresponding periods of fiscal 1999. Our international net revenues grew 20.4% and 23.0% in the second quarter and the first six months of fiscal 2000, respectively, compared with the corresponding periods of fiscal 1999. In US dollars, European net revenues increased 15.9% and 19.2%, Rest of

World (ROW) net revenues increased 40.9% and 32.7%, and Japanese net revenues increased 11.6% and 23.0%, in the second quarter and first six months of fiscal 2000, respectively, when compared with the corresponding periods of fiscal 1999. The increases in Europe are primarily due to continued market acceptance of our network computing products and services in Germany, France, and southern European countries, and to a lesser extent, from growth in northern European countries. Although we have experienced U.S. dollar revenue growth in the European marketplace on a year over year basis, there can be no assurance that such trends will continue. In particular, if capital spending declines in certain countries or industries, our results of operations and cash flow could suffer. The increases in ROW and Japan net revenues are attributable to increased demand across the Asia Pacific region for our products and services. Despite signs of recovery in the Japanese economy, we remain cautious with regard to the Japanese market. In addition, if the economic trends in Japan significantly worsen in a quarter or decline over an extended period of time, our results of operations and cash flows could suffer.

A portion of our operations consists of manufacturing and sales activities outside of the U.S. As a result, our results of operations could be significantly adversely affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets in which we distribute our products. We are primarily exposed to changes in exchange rates on the Japanese yen, British pound, French franc and German mark. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales decreases. When the U.S. dollar weakens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Overall we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar, and are adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect our consolidated sales and operating margins as expressed in U.S. dollars.

To mitigate the short-term effect of changes in currency exchange rates on our non-U.S. dollar-based sales, product procurement, and operating expenses, we routinely hedge our net non-U.S. dollar-based exposures by entering into foreign exchange forward and option contracts. Currently, hedges of transactions do not extend beyond three months. Given the short term nature of our foreign exchange forward and option contracts, our exposure to risk associated with currency market movement on the instruments is not material.

GROSS MARGIN

Total gross margin was 51.6% and 51.8%, for the second quarter and the first six months of fiscal 2000, respectively, compared with 51.7% and 51.5% for the corresponding periods of fiscal 1999.

Products gross margin was 54.3% and 54.5% in the second quarter and first six months of fiscal 2000, respectively, compared with 53.1% and 53.7% for the corresponding periods of fiscal 1999. The modest increases in products gross margin for the three and six months periods in fiscal 2000 reflect the effects of increased volumes of higher margin servers, partially offset by lower margin workstations. There could be a possible downward impact on our products gross margins should the mix of higher margin servers and lower margin workstations change.

Services gross margin was 37.3% and 36.8% in the second quarter and first six months of fiscal 2000, respectively, compared with 43.5% and 38.2% for the corresponding periods of fiscal 1999. The decreases in services gross margin reflect the impact of building additional infrastructure, improvements in existing service delivery technologies and processes, and increased headcount. These additional costs are partially offset by: (1) increased market penetration in enterprise data center accounts; (2) an overall shift towards premium service and support contracts resulting from a larger installed base of high-end server products; (3) continued growth in professional services revenues; and (4) increased economies of scale in certain geographic markets. We expect to continue to invest in our services business through increased headcount, increased spares inventory and other infrastructure-related initiatives. We currently expect our services gross margin to be in the mid-to-high thirty percent range for the remainder of fiscal 2000.

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

RESEARCH AND DEVELOPMENT

Our research and development (R&D) expenses increased to $397.6 million in the second quarter of fiscal 2000, compared with $307.4 million for the corresponding period of fiscal 1999. R&D expenses were $754.6 million for the first six months of fiscal 2000, compared with $594.8 million for the corresponding period in fiscal 1999. As a percentage of net revenues, R&D expenses were 11.2% and 11.3% for the second quarter and first six months of fiscal 2000, respectively, compared with 11.0% and 11.2% in the corresponding periods of fiscal 1999. Both the dollar and percentage increases in R&D expenses in the second quarter and first half of fiscal 2000 over the corresponding periods in fiscal 1999 reflect our continued development of a broad line of scaleable hardware products, including servers, workstations, and storage technologies, as well as software products which utilize the Java(TM) platform, Solaris Operating Environment software, Jini(TM) software, and SPARC(TM) microprocessors. Furthermore, R&D expenses have increased due to additional development of products acquired through acquisitions and increased compensation and compensation-related costs related to higher levels of R&D staffing. The increases in R&D spending reflect our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems, software, and microprocessor development, as well as continue to enhance existing products. While we expect the dollar amount of research and development expenses to increase during the remainder of fiscal 2000, R&D as a percentage of revenue for fiscal 2000 is expected to be in the range of 10.5%-11.0% of revenue.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses increased to $940.7 million, or by 24.3%, in the second quarter of fiscal 2000 compared with $756.9 million for the corresponding period of fiscal 1999. SG&A was $1,834.3 million for the six months ended December 26, 1999, an increase or $354.4 million, or 23.9%, in comparison to the corresponding period of fiscal 1999. As a percentage of net revenues, SG&A expenses decreased to 26.4% and 27.4% in the second quarter and first six months of fiscal 2000, respectively, from 26.9% and 27.8%, respectively, in the corresponding periods of fiscal 1999. The dollar increases in fiscal 2000 are primarily attributable to: (1) compensation resulting from higher levels of headcount, principally in the sales organization; (2) annual salary adjustments; and (3) marketing costs related to promotional programs. We also made additional investments aimed at improving our own business processes. As a result, in fiscal 2000 we expect SG&A expense to increase in dollar amount, as we continue to invest in efforts to achieve additional future operating efficiencies through the continual review and improvement of business processes. In addition, we expect to continue to hire personnel to drive demand-creation programs and to build service and support organizations. However, these investments in SG&A should not cause SG&A to increase as a percentage of revenue.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

Purchased in-process research and development ("IPRD") of $3.5 million in the first half of fiscal 2000 represents the write-off of in-process technologies associated with our acquisitions of Star Division Corporation ("Star Division") and certain assets and liabilities of Star Division Software-Entwicklung und Vertriebs GmbH ("Star Company"), a related party of Star Division. Purchased IPRD of $92.0 million in the first half of fiscal 1999 represents the write-off of in-process technologies associated with our acquisitions of NetDynamics, Inc. ("NetDynamics"), i-Planet, Inc. ("i-Planet"), and Beduin Communications Incorporated ("Beduin"). All of these business combinations are known collectively as "Acquired Companies". At the date of each acquisition noted above, the projects associated with the IPRD efforts had not yet reached technological feasibility and the R&D in process had no alternative future uses. Accordingly, these amounts were expensed on the respective acquisition dates of each of the Acquired Companies. Also see Notes to Condensed Consolidated Financial Statements (Unaudited) - Business Combinations.

Star Division Corporation and Star Division Software-Entwicklung und Vertriebs
GmbH:

On August 5, 1999, we acquired all of the outstanding capital stock of Star Division by means of a merger transaction pursuant to which all of the shares of Star Division were converted into the right to receive cash. The total purchase price for Star Division was approximately $59.5 million. Simultaneous with the acquisition of Star Division, we acquired certain assets and liabilities of Star Division Software-Entwicklung und Vertriebs GmbH, a related party of Star Division, for total cash consideration of approximately $14 million. (Collectively, these companies are referred to as the "Star Companies"). These transactions were accounted for as purchases, with the purchase price being allocated to tangible assets, intangible assets and IPRD.

IPRD Overview - Star Companies:

At the acquisition date (August 5, 1999), the Star Companies were conducting development, coding and testing activities associated with the completion of a new technology which would enable their most recent version of StarOffice to be utilized in a portal environment (the "Star Product Offering"). The Star Product Offering is an updated office productivity suite which will provide word processing, spreadsheet, graphics design, presentation and data base applications. The Star Product Offering was initially scheduled to be released at the end of calendar 1999. Key product features under development included:

    - Portal technology that will allow individuals to access office applications and data via the Internet from different types of devices including cell phones and personal data assistants.

    - Greater interoperability with other office applications. The Star Product Offering will allow corporate intranets and extranets, as well as service providers, to host an entire workplace, including applications, from a single location which would also be accessible via the Internet.

    -   Improved functionality and performance across each office application.

At the acquisition date, the Star Companies had made substantial progress in the areas of product definition, architecture design, and coding. Remaining efforts necessary to complete the Star Product Offering related primarily to additional coding, testing, and implementation. We anticipated that an early access/beta version of the Star Product Offering would be available in the second quarter of fiscal 2000, with a general availability version scheduled for release in the second half of fiscal 2000 at which time we expect to realize economic benefits associated with the Star Product Offering.

Valuation Analysis - Star Companies:

We calculated the value of the IPRD technology using a discounted cash flow analysis on the anticipated income streams. The discounted cash flow analysis was based upon our forecast of future revenues, cost of revenues, and operating expenses related to the product and technology acquired from the Star Companies which are intended to be used in our future software application products. We projected revenue to increase at a compound growth rate of approximately 31% from fiscal 2000 through 2009. We also expected revenues for the IPRD to peak in fiscal 2002 (as a percentage of revenue) and decline thereafter, as we expect to introduce new product technologies. These projections are based on our estimates of market size and growth, expected trends in technology, and the expected timing of new product introductions.

Our assumptions with respect to operating expenses used in the valuation analysis included: (1) cost of goods sold, (2) SG&A expenses, and (3) R&D expenses. Selected operating expense assumptions we used were based on an evaluation of the Star Companies' overall business model, including both historical and expected direct expense levels (as appropriate), and an assessment of general industry metrics. We project that cost of revenues (expressed as a percentage of revenue) for the IPRD averages 20% over the projection period. We estimated SG&A (expressed as a percentage of revenue) for the IPRD averages 40% over the projection period. Maintenance R&D related to the IPRD was estimated to be approximately 2% of revenue over the projection period.

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

Comparison to Actual Results - Star Companies:

At December 26, 1999, significant progress had been made on the development related to the Star Product Offering that was underway as of the acquisition date. The early access software version scheduled for release in the second half of fiscal 2000 was shipped in January 2000. At December 26, 1999, we had incurred approximately $3.9 million of the planned total cost to complete of $7.5 million, and no significant adjustments have been made in the economic assumptions or expectations which underlie our acquisition decision and related purchase accounting. We are continuing our development efforts related to the IPRD technology acquired. These development efforts are advancing at a rate consistent with our expectations.

Given the uncertainties of the development and commercialization process, no assurance can be given that deviations from these estimates will not occur. We expect to continue the development of the Star Product Offering and believe that there is a reasonable chance of successfully completing such development. However, as there is risk associated with the completion of the in-process project and commercialization due to the remaining efforts to achieve technological feasibility, rapidly changing customer needs, complexity of technology and growing competitive pressures, there can be no assurance that the project will meet with commercial success. Failure to successfully develop and commercialize this in-process project would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of our intangible assets acquired may become impaired.

Overall Status of Business Combinations Prior to Fiscal 2000:

With respect to acquisitions completed prior to fiscal 2000, we believe that the projections we used in performing our valuations with respect to each acquisition are still valid in all material respects, however, there can be no assurance that the projected results will be achieved. We continue to make substantial progress related to the development and commercialization of acquired technologies. Although we have experienced delays in the completion of certain of our development efforts and their related commercialization, the total costs to complete such technologies have not materially increased, individually or in aggregate. We periodically evaluate our product development timeline and modify our overall business plan in response to various factors. Modifications to our business plan include the reallocation of resources among various alternative development projects. The impact of delays in the realization of economic benefits related to acquired technologies, individually or in aggregate, has not been material to our overall consolidated financial position or results of operations as of and for the six months ended December 26, 1999.

We expect to continue the development of each project which has not yet been completed and believe that there is a reasonable chance of successfully completing such development efforts. However, as there is risk associated with the completion of the in-process projects, there can be no assurance that any project will meet with either technological or commercial success. Failure to successfully develop and commercialize these in-process projects would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of other intangible assets acquired may become impaired.

INTEREST INCOME, NET

Net interest income was $31.6 million and $60.1 million for the second quarter and first six months of fiscal 2000, respectively, compared with $20.7 million and $36.4 million, for the corresponding periods in fiscal 1999. Our cash and investment portfolio increased in August 1999 due to our issuance of $1.5 billion of unsecured senior debt securities. The increases in interest income, net, are primarily the result of higher interest earnings on a larger average portfolio of cash and short-term investments, partially offset by interest expense related to our issuance of $1.5 billion of unsecured debt securities.

Our interest income and expenses are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash equivalents and short-term investments, as well as interest paid on our borrowings. To mitigate the impact of fluctuations in U.S. interest rates on our unsecured debt securities, we have entered into interest rate swap transactions.

INCOME TAXES

Our effective income tax rate was 33.0% for the second quarter and first six months of fiscal 2000, respectively, excluding non-recurring tax charges of $1.2 million resulting from the write-off of IPRD associated with the acquisition of Star Division in the first quarter of fiscal 2000. Our effective income tax rate, including such charges for the second quarter and six months ended December 26, 1999, was 33.0% and 33.1%, respectively.

Our effective income tax rate was 33.0% and 33.1% for the second quarter and first six months of fiscal 1999, respectively, excluding non-recurring tax charges of $3.2 million resulting from the write-off of IPRD associated with the acquisition of i-Planet in the second quarter of fiscal 1999 and of $30.4 million resulting from the write-off of IPRD associated with the acquisition of NetDynamics in the first quarter of fiscal 1999. Our effective rate including such charges for the second quarter and six months ended December 27, 1998 was 33.8% and 38.7%, respectively.

We currently expect our effective income tax rate to remain at 33.0% for the rest of fiscal 2000. The expected tax rate excludes the impact of potential mergers and acquisitions. The tax effects of merger and acquisition transactions would be accounted for in the interim quarter in which the transactions occur. Our expected rate is based on current tax law and current estimates of earnings, and is subject to change.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition has improved as of December 26, 1999 when compared with June 30, 1999. During the first six months of fiscal 2000, operating activities generated $1,164.2 million in cash and cash equivalents. Non-cash expenses affecting cash provided by operating activities included depreciation and amortization expense of $356.6 million, tax benefit of options exercised of $260.9 million, and a charge for IPRD of $3.5 million in connection with the acquisition of the Star Companies. Accounts receivable decreased $278.4 million, primarily due to the timing of shipments and related collections. Inventories increased $251.3 million, primarily due to additional purchases of materials and supplies to support the increased product and service volumes. Other current and noncurrent assets increased $209.8 million primarily due to the timing of payments for income and other taxes and the recording of goodwill and other intangible assets related to our acquisitions. Accounts payable decreased $83.1 million, primarily due to the timing of purchases and related payments. Other current and noncurrent liabilities increased $183.4 million primarily due to increased compensation and compensation-related costs, as well as increases in sales and marketing costs.

Our investing activities used $2,216.6 million of cash during the first six months of fiscal 2000, an increase of $1,313.8 million from the $902.7 million used during the corresponding period in fiscal 1999. The increase is primarily due to the purchases of short-term investments utilizing a portion of the proceeds available from our $1.5 billion debt offering. Purchases of short-term investments totaled $4,150.6 million, up $3,208.7 million, or 341%, from purchases made during the corresponding period in fiscal 1999. These purchases were offset by sales and maturities of $2,533.8 million, up $2,032.6 million, or 405%, from sales and maturities during the corresponding period in fiscal 1999. Also included in investing activities are purchases of long-term investments, capital spending for real estate development and capital additions to support increased headcount, primarily in our services, engineering and marketing organizations. During the first six months of fiscal 2000, our long-term investments increased from an immaterial amount to approximately $745.9 million. However, the increase in long-term investments is primarily due to unrealized gains on investments generated in the second quarter of fiscal 2000; the gains are the result of investments in several companies which have undergone public offerings.

During the first six months of fiscal 2000, $1,262.9 million of cash was provided by financing activities, compared with $16.0 million used during the corresponding period in fiscal 1999. The increase in cash provided by financing activities is primarily due to our issuance of $1.5 billion of unsecured senior debt securities. Acquisition of treasury stock increased by $225.1 million to $389.3 million during the first six months of fiscal 2000, compared with $164.3 million during the corresponding period in fiscal 1999. This increase in acquisition of treasury stock partially offsets the increase in cash provided by financing activities in the first six months of fiscal 2000.

At December 26, 1999, our primary sources of liquidity consisted of cash, cash equivalents and short-term investments of $4,460.3 million and a revolving credit facility ("Facility") with banks aggregating $500 million. The Facility is available subject to compliance with certain covenants. No amounts were outstanding under the Facility at December 26, 1999.

On October 16, 1997, we filed a shelf registration statement with the Securities and Exchange Commission relating to the registration for public offering of senior and subordinated debt securities and common stock with an aggregate initial public offering price of up to $1 billion. On October 24, 1997, this shelf registration statement became effective. On June 18, 1999, we filed an additional shelf registration statement with the Securities and Exchange Commission relating to the registration for public offering of senior and subordinated debt securities and common and preferred stock with an aggregate initial public offering price of up to $3 billion. On July 14, 1999, this shelf registration statement became effective. As a result, we may choose to offer up to $4 billion, from time to time, of debt securities and common and preferred stock pursuant to Rule 415 in one or more separate series, in amounts, at prices and on terms to be set forth in the prospectus contained in these registration statements and in one or more supplements to the prospectus. On August 4, 1999, we issued $1.5 billion in unsecured debt securities in four tranches. The four tranches are comprised of the following notes (the "Senior Notes"): $200 million (due on August 15, 2002 and bearing interest at 7%), $250 million (due on August 15, 2004 and bearing interest at 7.35%), $500 million (due on August 15, 2006 and bearing interest at 7.5%), $550 million (due on August 15, 2009 and bearing interest at 7.65%). Sun also entered into various interest rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest associated with the Senior Notes effectively becomes variable.

Our exposure to interest rate risk on the international short-term borrowings is not material, given the short-term maturity of these instruments and our evaluation of the potential for rate changes associated with such instruments.

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

We also compete with systems manufacturers and resellers of systems based on microprocessors from Intel Corporation (Intel) and Windows NT operating system software from Microsoft Corporation (Microsoft). These competitors include Dell Computer Corporation (Dell), HP, and Compaq, in addition to Intel and Microsoft. This competition creates increased pressure, including pricing pressure, on our workstation and lower-end server product lines. We expect this competitive pressure to intensify considerably during our fiscal year 2000 and through fiscal year 2001 with the anticipated releases of new software products from Microsoft and new microprocessors from Intel.

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

Over the last three years, we have invested significantly in our storage products business with a view to increasing the sales of these products both on a stand-alone basis to customers using the systems of our competitors, and as part of the systems that we sell. The intelligent storage products business is intensely competitive. EMC is currently the leader in this market. To the extent we are unable to penetrate this market and compete effectively, our business and operating results could be seriously harmed. In addition, we will be making significant investments over the next few years to develop, market, and sell software products under our recent alliance with America Online, Inc. (AOL) and have agreed to significant minimum revenue commitments. These alliance products are targeted at the e-commerce market and are strategic to our ability to successfully compete in this market. If we are unable to successfully compete in this market, our business and operating results could be seriously harmed.

THE PRODUCTS WE MAKE ARE VERY COMPLEX AND IF WE ARE UNABLE TO RAPIDLY AND SUCCESSFULLY DEVELOP AND INTRODUCE NEW PRODUCTS, WE WILL NOT BE ABLE TO SATISFY CUSTOMER DEMAND.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that our customers choose to buy. If we are unable to develop new products, our business and operating results would be seriously harmed. We must quickly develop, introduce, and deliver in quantity new, complex systems, software, and hardware products and components including our UltraSPARC microprocessors, the Solaris Operating Environment, our intelligent storage products, and other software products, such as those products under development or to be developed under our recent alliance with AOL. The development process for these complicated products is very uncertain. It requires high levels of innovation from both our product designers and our suppliers of the components used in our products. The development process is also lengthy and costly. If we fail to accurately anticipate our customers' needs and technological trends, or are otherwise unable to complete the development of a product on a timely basis, we will be unable to introduce new products into the market on a timely basis, if at all, and our business and operating results would be adversely affected. In addition, the successful development of software products under our alliance with AOL depends on many factors, including our ability to work effectively within the alliance on complex product development and any encumbrances that may arise from time to time that may prevent us from developing, marketing, or selling these alliance software products. If we are unable to successfully develop, market, or sell the alliance software products or other software products, our business and operating results could be seriously harmed.

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

WE EXPECT OUR QUARTERLY REVENUES AND OPERATING RESULTS TO FLUCTUATE FOR A NUMBER OF REASONS.

        Future operating results will continue to be subject to quarterly fluctuations based on a wide variety of factors, including:

        Seasonality. Our sequential quarterly operating results usually fluctuate downward in the first quarter of each fiscal year when compared to the immediately preceding fourth quarter.

        Increases in Operating Expenses. Our operating expenses will continue to increase as we continue to expand our operations. Our operating results could suffer if our revenues do not increase at least as fast as our expenses.

        Acquisitions/Alliances. If, in the future, we acquire technologies, products, or businesses, or we form alliances with companies requiring technology investments or revenue commitments (such as our recent alliance with AOL), we will face a number of risks to our business. The risks we may encounter include those associated with integrating or comanaging operations, personnel, and technologies acquired or licensed, and the potential for unknown liabilities of the acquired or combined business. Also, we will include amortization expense of acquired intangible assets in our financial statements for several years following these acquisitions. Our business and operating results on a quarterly basis could be harmed if our acquisition or alliance activities are not successful.

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

OUR FAILURE OR THE FAILURE OF OUR BUSINESS PARTNERS AND CUSTOMERS TO BE YEAR 2000 COMPLIANT COULD HARM OUR BUSINESS.

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These code fields now need to be able to distinguish between years beginning with "19" from those beginning with "20". As a result, computer systems and/or software products may need to be upgraded to comply with such Year 2000 requirements. In this regard, we made custom coding enhancements and other necessary modifications to our mission-critical internal business systems, as well as to other internal business systems. We believe that such internal systems are now Year 2000 compliant.

We also established a program to assess whether certain of our products are Year 2000 compliant. Under this program, we performed tests on Sun products listed on our price lists. To monitor this program and to help customers evaluate their Year 2000 issues, we created a web site at http://sun.com/y2000/cpl.html, which identified the following categories: products that were released Year 2000 compliant; products that required modifications to be Year 2000 compliant; products under review; products that are not Year 2000 compliant and need to be replaced with a Year 2000 compliant product; source code products that could be modified and implemented without our review; and products that do not process or manipulate date data or have no date-related technology.

To date we have not experienced any material problems attributable to the inability to recognize dates beginning with the year 2000 in our products, services, systems, or internal systems. We believe that the costs associated with our Year 2000 efforts were not material and estimate such costs to be between $48 to $50 million, of which approximately $44 million has been spent through December 26, 1999. The aforementioned costs are estimates due in large part to the fact that we did not separately track the internal labor costs associated with Year 2000 compliance, unless such costs were incurred by individuals primarily devoted to Year 2000 compliance efforts.

Although we believe that we have successfully modified our products, services, and systems as necessary to be Year 2000 compliant, we cannot be sure that our products do not contain undetected errors or defects associated with Year 2000 functions that may result in material costs to us. Our business could suffer if we fail to make our products, services, and systems Year 2000 compliant in time. In addition, some of our customers are running products that are not Year 2000 compliant and will require an upgrade or other remediation to become Year 2000 compliant. We provide limited warranties as to Year 2000 compliance on certain of our products and services. Except as specifically provided for in the limited warranties, we do not believe that we are legally responsible for costs incurred by customers to achieve Year 2000 compliance. We continue to take steps to identify affected customers, raise customer awareness related to noncompliance of our older products and encourage such customers to migrate to current products or product versions. It is possible that we may experience increased expenses, if we need to upgrade or perform other remediation on products that our customers are using that are not Year 2000 compliant. Our business may also materially suffer if customers become concerned about or are dissatisfied with our products and services as a result of Year 2000 issues.

Although we have passed the rollover from December 31, 1999 to January 1, 2000, we still face risks to the extent that suppliers of products, services, and systems purchased by us or the suppliers of others with whom we transact business cannot timely provide us with products, components, services, or systems that meet Year 2000 requirements. To the extent that we were not able to test technology provided by third-party hardware or software vendors, we carried out audits and obtained Year 2000 compliance certifications from our major vendors that their products and internal systems, as applicable, are Year 2000 compliant. In the event that any such third parties cannot timely provide us with products, services, or systems that meet the Year 2000 requirements, our business could be harmed. Furthermore, a reasonably likely worst-case scenario would be if one of our major vendors experienced a material disruption in business, which caused us to experience a material disruption in business. If either our internal systems or the internal systems, products, or services of one or more of our major vendors (including banks, energy suppliers, and transportation providers) fail to achieve Year 2000 compliance, our business could be seriously harmed. We have developed contingency plans to deal with potential Year 2000 problems related to our internal systems that are deemed to be mission-critical and with respect to products and services provided by outside vendors. If these plans are not successful or if new Year 2000 problems not covered by our contingency plans emerge, our business and operating results may be seriously harmed.

Although we believe that the cost of Year 2000 modifications for both internal use software and systems, as well as Sun's products, is not material, we cannot be sure that various factors relating to the Year 2000 compliance issues will not seriously harm our business or operating results. Even though we do not believe that we are legally responsible for our customers' Year 2000 compliance obligations, it is unclear whether different governments or governmental agencies may decide to allocate liability relating to Year 2000 compliance to us without regard to specific warranties or warranty disclaimers. Our business could suffer in any given quarter if any liability is allocated to us. Furthermore, we do not know how customer spending patterns may be affected by Year 2000 issues. A significant disruption of our financial management and control systems or a lengthy interruption in our operations caused by a Year 2000 related issue could also result in a material adverse impact on our operating results and financial condition.

OUR ACQUISITION AND ALLIANCE ACTIVITIES COULD DISRUPT OUR ONGOING BUSINESS.

We intend to continue to make investments in companies, products and technologies, either through acquisitions or investment alliances. For example, we have purchased several companies in the past and have also formed alliances, including our recent alliance with AOL. Acquisitions and alliance activities often involve potential risks, including: difficulty in assimilating the acquired operations and employees; difficulty in managing product codevelopment activities with our alliance partners; retaining the key employees of the acquired operation; disruption of our ongoing business; inability to successfully integrate the acquired technology and operations into our business and maintain uniform standards, controls, policies, and procedures; and lacking the experience to enter into new markets, products, or technologies.

Some of these factors are beyond our control. Failure to manage these alliance activities effectively and to integrate entities or assets that we acquire could affect our operating results or financial condition.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although we are exposed to financial market risks at December 26, 1999, including changes in interest rates, foreign currency exchange rates and marketable equity security prices, we do not believe any such exposures are material. Our interest rate risk exposure relates to our investment portfolio of cash and marketable securities, as well as our unsecured senior debt and related interest rate swaps. We are exposed to foreign currency exchange rate risk related to our foreign exchange option and forward contracts. We are exposed to equity market price risks on our portfolio of marketable equity securities. To reduce certain risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. See further comments under the "Results of Operations" and "Liquidity and Capital Resources" headings in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

1. LEGAL PROCEEDINGS

On October 7, 1997, we filed suit against Microsoft in the United States District Court for the Northern District of California alleging breach of contract, trademark infringement, false advertising, unfair competition, interference with prospective economic advantage and inducing breach of contract. We filed an amended complaint on October 14, 1997. Microsoft filed its answer, affirmative defenses and counterclaims to the amended complaint. The counterclaims include breach of contract, breach of the covenant of good faith and fair dealing, violation of the California Business & Professions Code and declaratory judgment. We believe that the counterclaims are without merit and/or that we have affirmative defenses and intend to vigorously defend ourselves with respect thereto. On March 24, 1998, the United States District Court judge ruled in our favor granting a preliminary injunction directing Microsoft to cease using our Java Compatible Logo(TM) on Microsoft products that failed to pass the applicable test suites from Sun. In addition, on May 12, 1998, we filed a second amended complaint alleging copyright infringement by Microsoft and motions requesting further preliminary injunctive relief directed against the planned release by Microsoft of additional products that failed to pass our applicable test suites. The Court held hearings and arguments on such motions on September 8, 9, and 10, 1998. On November 17, 1998, the District Court issued an Order granting, in substantial part, our request for preliminary injunctions. On December 15, 1998, Microsoft filed notice of its intent to appeal the District Court's Order and on December 18, 1998, Microsoft filed Motions with the District Court to extend the time for compliance with the Order and to clarify or modify the Order. On January 13, 1999, Microsoft filed an appeal to the District Court's Order issued on November 17, 1998. On January 22, 1999, Sun and Microsoft filed numerous motions for summary judgment with the District Court. On May 24, 1999, the District Court issued tentative rulings on three pending motions for summary judgment which were argued on June 24, 1999.

An appellate argument before the Ninth Circuit Court of Appeals relating to the November 1998 preliminary injunction granted in our favor occurred on June 16, 1999. On August 23, 1999, a three-judge panel of the Ninth Circuit Court of Appeals issued an opinion and ruling on Microsoft's appeal to that Court of the November 1998 preliminary injunction issued by the District Court. The Ninth Circuit panel, in its ruling, found sufficient evidence in the record to support the District Court's conclusion that Sun is likely to prevail on the merits of its breach of contract claims against Microsoft. However, the panel vacated the copyright infringement-based injunction that the District Court had entered and remanded the case back to the District Court for further consideration. The Remand Order and the lifting of the injunction took effect on September 13, 1999. The District Court held a hearing regarding the Remand Order on October 15, 1999. On January 24, 2000, the District Court issued an Order reinstating, in substantial part, the Court's previous preliminary injunction. The District Court's Order was based upon a finding of unfair competition by Microsoft rather than on a basis of copyright infringement. We believe that the outcome of this matter will not have a material adverse impact on our financial condition, results of operations or cash flows in any given fiscal period.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 10, 1999 the Annual Meeting of Stockholders of the Company was held in Menlo Park, California. The share numbers contained in this Item 4 do not reflect the Company's two-for-one stock dividend paid on December 7, 1999. The results of voting of the 653,518,077 shares of Common Stock represented at the meeting or by proxy are described below.

An election of directors was held with the following individuals being elected to the Board of Directors of the Company:

             Name                  Shares Voted For             Votes Withheld
             ----                  ----------------             --------------
       Scott G. McNealy               650,130,165                   3,387,912
       James L. Barksdale             646,220,555                   7,297,522
       L. John Doerr                  549,190,325                 104,327,752
       Judith L. Estrin               649,918,001                   3,600,076
       Robert J. Fisher               650,125,865                   3,392,212
       Robert L. Long                 650,107,903                   3,410,174
       M. Kenneth Oshman              650,079,813                   3,438,264

The seven nominees who received the highest number of votes (all of the above individuals) were elected to the Board of Directors.

The stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of shares of Common Stock the Company is authorized to issue from 1,800,000,000 shares to 3,600,000,000 shares. There were 647,167,583 votes cast for the amendment, 3,968,250 votes cast against the amendment, 2,382,244 abstentions, and no broker nonvotes.

The stockholders approved an amendment to the Company's 1990 Long-Term Equity Incentive Plan in order to increase the number of shares of Common Stock authorized for issuance thereunder by 37,000,000 shares of Common Stock to an aggregate of 275,800,000 shares. There were 414,880,424 votes cast for the amendment, 229,388,330 votes cast against the amendment, 9,249,323 abstentions, and no broker nonvotes.

ITEM 5 - OTHER INFORMATION

SCHEDULE OF SALES BY EXECUTIVE OFFICERS DURING THE QUARTER

The following is a summary of all sales of our Common Stock (on a pre-split basis) by our executive officers and directors who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, during the fiscal quarter ended December 26, 1999:

OFFICER/                                                                 NUMBER OF
DIRECTOR                       DATE                  PRICE              SHARES SOLD
--------                     --------              ---------            -----------
William T. Agnello           10/29/99              $105.7072               64,000

Lawrence W. Hambly           11/24/99              $129.8750               40,000
                             11/24/99              $128.8790               30,000
                             11/24/99              $131.8750               24,000
                             11/24/99              $130.9019               50,000

H. William Howard            10/20/99              $ 95.6250               20,000

James Judson                 10/25/99              $ 93.1875               10,000
                             11/15/99              $121.2500               10,000

John S. McFarlane            11/2/99               $105.0000               10,000
                             11/15/99              $120.7500               10,000

Alton D. Page                11/12/99              $117.1556               10,000
                             11/24/99              $129.3125               10,000

Gregory M. Papadopoulos      10/29/99              $105.5859               24,000

Marissa Peterson             11/10/99              $114.0334               25,600

Frank A. Pinto               11/29/99              $135.7812               10,000

Michael L. Popov             11/1/99               $105.2500               24,000
                             11/12/99              $116.7633                8,000

John C. Shoemaker            11/3/99               $106.4232               32,000

Mark E. Tolliver             11/22/99              $128.0000               10,000

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

         3.2        Registrant's Bylaws, as amended December 15, 1999.

         3.5        Certificate of Amendment of Registrant's Restated Certificate of Incorporation
                    effective November 12, 1999.

         3.6        Amended Certificate of Designations effective November 12, 1999.

         10.65      Registrant's 1990 Employee Stock Purchase Plan, as amended on November 10, 1999.

         10.66(1)   Registrant's 1990 Long-Term Equity Incentive Plan, as amended on August 11, 1999.

         27.0       Financial Data Schedule for the period ended December 26, 1999.

         27.1       Financial Data Schedule for the period ended September 26, 1999 (restated for pooling of interests merger with Forte Software, Inc.)

         27.2       Financial Data Schedule for the period ended December 27, 1998 (restated for pooling of interests merger with Forte Software, Inc.)

         27.3       Financial Data Schedule for the period ended September 27, 1998 (restated for pooling of interests merger with Forte Software, Inc.)



   (b) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended December 26, 1999.

----------

   (1) Incorporated by reference to Registrant's Registration Statement on Form S-8 file number 333-90907, filed with the Securities and Exchange Commission on November 12, 1999.

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


                                        SUN MICROSYSTEMS, INC.


                                        BY

                                        /s/ Michael E. Lehman
                                        ----------------------------------------
                                        Michael E. Lehman
                                        Vice President, Corporate Resources
                                        and Chief Financial Officer

                                        /s/ Michael L. Popov
                                        ----------------------------------------
                                        Michael L. Popov
                                        Vice President and Corporate Controller,
                                        Chief Accounting Officer


Dated:   February 9, 2000

                                 EXHIBIT INDEX

        3.2        Registrant's Bylaws, as amended December 15, 1999.

        3.5        Certificate of Amendment of Registrant's Restated Certificate of Incorporation
                   effective November 12, 1999.

        3.6        Amended Certificate of Designations effective November 12, 1999.

        10.65      Registrant's 1990 Employee Stock Purchase Plan, as amended on November 10, 1999.

        10.66(1)   Registrant's 1990 Long-Term Equity Incentive Plan, as amended on August 11, 1999.

        27.0       Financial Data Schedule for the period ended December 26, 1999.

        27.1       Financial Data Schedule for the period ended September 26, 1999 (restated for pooling of interests merger with Forte Software, Inc.)

        27.2       Financial Data Schedule for the period ended December 27, 1998 (restated for pooling of interests merger with Forte Software, Inc.)

        27.3       Financial Data Schedule for the period ended September 27, 1998 (restated for pooling of interests merger with Forte Software, Inc.)

----------

     (1) Incorporated by reference to Registrant's Registration Statement on Form S-8 file number 333-90907, filed with the Securities and Exchange Commission on November 12, 1999.