Form 10-Q/A
period 1999-12-26
SUN MICROSYSTEMS INC
filed 2000-02-16
CIK 709519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                AMENDMENT NO. 1
                                       TO

                                  FORM 10-Q/A

                               ------------------

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

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES [X]           NO [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                 CLASS                       OUTSTANDING AT DECEMBER 26, 1999
  Common Stock - $0.00067 par value                   1,578,501,057

                                     INDEX

                                                                            PAGE
                                                                            ----

COVER PAGE                                                                    1

INDEX                                                                         2

SIGNATURES                                                                    3

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SUN MICROSYSTEMS, INC.


                                   BY


                                        /s/ MICHAEL E. LEHMAN
                                        ---------------------------------------
                                        Michael E. Lehman
                                        Vice President, Corporate Resources
                                        and Chief Financial Officer

                                        /s/ MICHAEL L. POPOV
                                        ---------------------------------------
                                        Michael L. Popov
                                        Vice President and Corporate Controller,
                                        Chief Accounting Officer

Dated: February 16, 2000