Form 10-Q
period 2000-03-26
SUN MICROSYSTEMS INC
filed 2000-05-09
CIK 709519

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 26, 2000

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                         Commission file number: 0-15086

                                 ---------------


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

                  YES   [X]                           NO  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

               CLASS                       OUTSTANDING AT MARCH 26, 2000
  Common Stock - $0.00067 par value                1,586,413,077

                                      INDEX




                                                                                          PAGE
                                                                                          ----
COVER PAGE                                                                                   1

INDEX                                                                                        2

PART I - FINANCIAL INFORMATION

       Item 1 - Financial Statements:
                  Condensed Consolidated Statements of Income                                3
                  Condensed Consolidated Balance Sheets                                      4
                  Condensed Consolidated Statements of Cash Flows                            5
                  Notes to Condensed Consolidated Financial Statements                       7

       Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                             14

       Item 3 - Quantitative and Qualitative Disclosures About
                  Market Risk                                                               27

PART II - OTHER INFORMATION

       Item 1 - Legal Proceedings                                                           28
       Item 5 - Other Information                                                           29
       Item 6 - Exhibits and Reports on Form 8-K                                            30

SIGNATURES                                                                                  31

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             SUN MICROSYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                                  Three Months Ended                 Nine Months Ended
                                                              ----------------------------      ----------------------------
                                                               March 26,        March 28,        March 26,        March 28,
                                                                 2000             1999             2000             1999
                                                              -----------      -----------      -----------      -----------
Net revenues:
    Products                                                  $ 3,428,763      $ 2,546,978      $ 9,093,315      $ 7,124,504
    Services                                                      575,926          409,416        1,610,853        1,144,182
                                                              -----------      -----------      -----------      -----------
Total net revenues                                              4,004,689        2,956,394       10,704,168        8,268,686
Cost and expenses:
    Cost of sales - products                                    1,541,723        1,175,783        4,119,741        3,295,968
    Cost of sales - services                                      371,062          226,481        1,025,023          680,291
    Research and development                                      417,002          327,016        1,171,598          921,795
    Selling, general and administrative                         1,067,476          814,375        2,901,809        2,294,319
    Purchased in-process research and development                   4,900           28,700            8,400          120,700
                                                              -----------      -----------      -----------      -----------
Total costs and expenses                                        3,402,163        2,572,355        9,226,571        7,313,073
                                                              -----------      -----------      -----------      -----------
Operating income                                                  602,526          384,039        1,477,597          955,613
Interest income, net                                               43,684           22,683          103,814           59,089
Gain on sale of investments                                       112,200               --          112,200               --
                                                              -----------      -----------      -----------      -----------
Income before income taxes                                        758,410          406,722        1,693,611        1,014,702
Provision for income taxes                                        250,275          144,985          559,929          380,018
                                                              -----------      -----------      -----------      -----------
Net income                                                    $   508,135      $   261,737      $ 1,133,682      $   634,684
                                                              ===========      ===========      ===========      ===========
Net income per common share - basic                           $      0.32      $      0.17      $      0.72      $      0.41
                                                              ===========      ===========      ===========      ===========
Net income per common share - diluted                         $      0.30      $      0.16      $      0.67      $      0.39
                                                              ===========      ===========      ===========      ===========
Shares used in the calculation of net income per share -
basic                                                           1,584,901        1,551,942        1,570,783        1,538,245
                                                              ===========      ===========      ===========      ===========
Shares used in the calculation of net income per share -
diluted                                                         1,698,650        1,659,586        1,684,274        1,632,049
                                                              ===========      ===========      ===========      ===========


                             See accompanying notes.

                             SUN MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                March 26,         June 30,
                                                                  2000              1999
                                                               -----------      -----------
                                                               (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                   $ 1,464,093      $ 1,100,761
   Short-term marketable securities                              1,668,768        1,590,959
   Accounts receivable, net                                      2,531,549        2,310,142
   Inventories, net                                                557,589          307,873
   Deferred tax assets                                             577,479          506,411
   Other current assets                                            544,600          372,480
                                                               -----------      -----------
         Total current assets                                    7,344,078        6,188,626
Property, plant and equipment, net                               1,894,416        1,613,628
Long-term marketable securities                                  1,912,357               --
Other assets, net                                                1,350,916          696,581
                                                               -----------      -----------
                                                               $12,501,767      $ 8,498,835
                                                               ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                       $     1,722      $     1,646
   Accounts payable                                                851,661          755,797
   Accrued liabilities                                           2,214,548        1,655,554
   Income taxes payable                                            152,122          402,813
   Deferred revenue                                                623,773          432,452
                                                               -----------      -----------
         Total current liabilities                               3,843,826        3,248,262
Long-term debt and other obligations                             2,134,204          383,297
Total stockholders' equity                                       6,523,737        4,867,276
                                                               -----------      -----------
                                                               $12,501,767      $ 8,498,835
                                                               ===========      ===========

                             See accompanying notes.

                             SUN MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                        Nine Months Ended
                                                                 -------------------------------
                                                                  March 26,           March 28,
                                                                    2000                1999
                                                                 -----------         -----------
Cash flows from operating activities:
  Net income                                                     $ 1,133,682         $   634,684
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                535,404             453,361
        Tax benefits from employee stock plans                       522,207             165,633
        Purchased in-process research and development                  8,400             120,700
        Gain on sale of investments                                 (112,200)                 --
        Changes in operating assets and liabilities:
            Accounts receivable                                     (215,002)           (358,674)
            Inventories                                             (249,716)             35,237
            Other current and long-term assets                      (251,977)           (445,364)
            Accounts payable                                          95,108             223,515
            Other current and long-term liabilities                  536,094             647,469
                                                                 -----------         -----------
Net cash provided by operating activities                          2,002,000           1,476,561
                                                                 -----------         -----------

Cash flows from investing activities:
        Purchases of marketable securities                        (6,001,430)         (1,537,851)
        Proceeds from sales of marketable securities               2,337,335             443,080
        Proceeds from maturities of marketable securities          1,668,592             265,229
        Acquisition of property, plant and equipment                (646,517)           (514,010)
        Acquisition of spare parts and other assets                  (48,724)            (90,522)
        Purchases of equity securities                              (215,240)                 --
        Proceeds from sales of equity securities                     117,281                  --
        Payments for acquisitions, net of cash acquired              (84,033)           (130,300)
                                                                 -----------         -----------
Net cash used in investing activities                             (2,872,736)         (1,564,374)
                                                                 -----------         -----------

Cash flows from financing activities:
       Proceeds from issuance of common stock, net                    80,518             126,711
       Acquisition of treasury stock                                (488,933)           (218,679)
       Proceeds from employee stock purchase plans                   138,535              58,540
       Net increase in borrowings and other obligations            1,503,948               1,632
                                                                 -----------         -----------
Net cash provided by (used in) financing activities                1,234,068             (31,796)
                                                                 -----------         -----------

Net increase (decrease) in cash and cash equivalents                 363,332            (119,609)
Cash and cash equivalents, beginning of period                     1,100,761             835,625
                                                                 -----------         -----------
Cash and cash equivalents, end of period                         $ 1,464,093         $   716,016
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

                             SUN MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                                   (unaudited)
                                 (in thousands)

                                                                    Nine Months Ended
                                                               ---------------------------
                                                               March 26,         March 28,
                                                                  2000             1999
                                                               ---------         ---------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
        Interest                                               $  52,728         $     672
                                                               =========         =========
        Income taxes                                           $ 275,972         $  82,358
                                                               =========         =========

Supplemental schedule of non-cash investing activities:
  In conjunction with the Company's acquisitions,
    liabilities were assumed as follows:
        Fair value of assets acquired                          $ 106,926         $ 305,242
        Cash paid for assets                                     (84,253)         (134,895)
        Stock issued and options assumed                            (823)         (144,483)
                                                               ---------         ---------
        Liabilities assumed                                    $  21,850         $  25,864
                                                               =========         =========


                             See accompanying notes.

                             SUN MICROSYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Sun Microsystems, Inc. ("Sun" or the "Company") is a provider of products, services, and support solutions for building and maintaining network computing environments. Sun sells scalable computer systems, high-speed microprocessors, and a line of high-performance software for operating networks, computing equipment, and storage products. Sun also provides a full range of services including support, education, and professional services. The Company markets its products primarily to business, government, and education customers and operates in various product segments across geographically diverse markets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Sun's first three quarters end on the last Sunday in September, December and March. The fourth quarter ends on June 30.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with the current year presentation.

On October 19, 1999, Sun completed its merger with Forte Software, Inc. ("Forte"). This merger was accounted for as a pooling of interests and, accordingly, historical consolidated financial statements of the Company have been restated to include the financial position, results of operations and cash flows of Forte for all periods presented.

On December 7, 1999, the Company effected a two-for-one split of its common stock paid in the form of a stock dividend. All share and per share data have been adjusted to reflect the split for all periods presented.

While the quarterly financial information is unaudited, the financial statements included in this report reflect all adjustments (consisting of normal recurring accruals) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for the interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated balance sheet as of June 30, 1999 has been derived from the audited consolidated balance sheet as of that date. The information included in this report should be read in conjunction with the 1999 Annual Report to Stockholders, which is incorporated by reference in the Company's 1999 Annual Report on Form 10-K.

Computation of Net Income Per Common Share

Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist primarily of stock options.

Recent Pronouncements

In June 1998, Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities" was issued and is effective for the Company July 1, 2000. FAS 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities and to measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company does not expect adoption of FAS 133 to have a material impact on its consolidated financial position or results of operations.


In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the first quarter of fiscal 2001. Sun is currently evaluating the impact of SAB 101 on the Company's results of operations and financial position.

3. BUSINESS COMBINATIONS

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

PURCHASE COMBINATIONS

The Company has completed several purchase acquisitions in fiscal 2000. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

The Company calculated amounts allocated to in-process research and development ("IPRD") using established valuation techniques in the high-technology industry and expensed such amounts in the quarter that the related acquisition was consummated because technological feasibility of the in-process technology had not been achieved and no alternate future uses had been established. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on the Company's future results of operations or cash flows. The Company computed its valuations of IPRD for the acquisitions discussed in the following paragraphs using a discounted cash flow analysis on the anticipated income stream to be generated by the purchased technology.

The excess purchase price over the estimated value of the net tangible assets and IPRD was allocated to various intangible assets, consisting primarily of developed technology and goodwill, as well as other intangible assets, such as customer base and assembled workforce. The value of developed technology was based upon future discounted cash flows related to the existing products' projected income streams. The value of the customer base was determined based upon the value of existing relationships and the expected revenue streams. The value of the assembled workforce was based upon the cost to replace that workforce. Intangible assets, including goodwill, are being amortized over their estimated useful lives, ranging from two to five years.

On January 31, 2000, the Company acquired all of the outstanding capital stock of Trustbase Limited ("Trustbase"), the United Kingdom parent company of JCP Computer Services Limited ("JCP"), by means of a stock purchase transaction pursuant to which all of the shares of Trustbase were converted into the right to receive cash. JCP is a developer of highly secure public key infrastructure enabling technology. The total purchase price for Trustbase was approximately $20.5 million. This transaction was accounted for as a purchase, with the excess of the purchase price over the estimated fair value of the net tangible assets being allocated to various intangible assets, including goodwill ($7.4 million), developed technology ($5.0 million) and assembled workforce and other intangibles ($1.5 million). In addition to the tangible and intangible assets acquired, the Company recorded a $4.9 million charge, representing the write-off of IPRD.

On October 18, 1999, the Company acquired all of the outstanding capital stock of NetBeans Ceska Republika a.s. ("NetBeans") by means of an asset purchase from NetBeans' parent holding company, NetBeans, Inc., a British Virgin Islands company, pursuant to which all of the shares of NetBeans were converted into the right to receive cash. NetBeans is a Czech Republic joint stock company and a developer of cross-platform Java(TM) technology-based integrated development environments. The total purchase price was approximately $9.0 million. This transaction was accounted for as a purchase, with the excess of the purchase price over the estimated fair value of the tangible assets being allocated primarily to various intangible assets, including goodwill ($8.0 million), developed technology ($0.8 million) and other intangible assets ($0.2 million). There was no IPRD associated with this acquisition.

On August 5, 1999, Sun acquired all of the outstanding capital stock of Star Division Corporation ("Star Division") by means of a merger transaction pursuant to which all of the shares of Star Division were converted into the right to receive cash. Star Division is a company conducting development, engineering, and testing activities associated with the completion of a new enterprise application platform product. The total purchase price for Star Division was approximately $59.5 million. Simultaneous with the acquisition of Star Division, Sun acquired certain assets and liabilities of Star Division Software-Entwicklung und Vertriebs GmbH ("Star Company"), a related party of Star Division, for total cash consideration of approximately $14 million. These transactions were accounted for as purchases, with the excess of the purchase price over the estimated fair value of the net tangible assets being allocated primarily to various intangible assets, including goodwill ($69.7 million), developed technology ($3.3 million), distribution contracts ($1.1 million) and assembled workforce ($1 million). In addition to the intangible assets acquired, the Company recorded a $3.5 million charge, representing the write-off of IPRD.

4. INVENTORIES

Inventories are comprised of the following (in thousands):

                                March 26, 2000       June 30, 1999
                                --------------       -------------
Raw materials                      $174,568             $113,070
Work in process                      76,045               51,183
Finished goods                      306,976              143,620
                                   --------             --------
                                   $557,589             $307,873
                                   ========             ========


5. MARKETABLE SECURITIES AND OTHER ASSETS, NET

Marketable securities and other assets, net of related amortization, are comprised of the following (in thousands):

                                                                March 26, 2000     June 30, 1999
                                                                  ----------         ----------
Marketable securities:
      Short-term                                                  $1,668,768         $1,590,959
      Long-term                                                    1,912,357                 --
                                                                  ----------         ----------
             Total                                                $3,581,125         $1,590,959
                                                                  ==========         ==========

Other assets:
      Equity securities in public companies                       $  512,282         $       --
      Equity securities in nonpublic companies                       140,070                 --
      Intangible assets, net                                         221,522            205,431
      Prepaid assets                                                 232,501            286,732
      Other                                                          244,541            204,418
                                                                  ----------         ----------
             Total                                                $1,350,916         $  696,581
                                                                  ==========         ==========


Marketable securities consist of money market funds, commercial paper, certificates of deposits and debt securities of varying maturities. Equity securities in public companies represent common stock holdings in public companies. Marketable securities and equity securities in public companies are considered available-for-sale and are reported at fair value with changes in unrealized gains and losses, net of applicable taxes, recorded in stockholders' equity. Gross unrealized gains related to the equity securities for the nine months ended March 26, 2000 were $442.2 million. Equity securities in nonpublic companies represent preferred or convertible stock holdings in nonpublic companies and investments in venture capital funds. These investments are recorded at the lower of cost or net realizable value. Realized gains and losses for all investments are calculated based on the specific identification method.

6. DEBT OFFERING

On July 14, 1999, the shelf registration statement which Sun filed with the SEC on June 18, 1999 became effective. The shelf registration statement registered senior and subordinated debt securities and common and preferred stock with an aggregate initial offering price of up to $3 billion. The securities registered by Sun were in addition to the $1 billion of securities previously registered and declared effective under a separate shelf registration statement filed with the SEC. On August 4, 1999, the Company issued $1.5 billion of unsecured senior debt securities in four tranches. The four tranches are comprised of the following notes (the "Senior Notes"): $200 million (due on August 15, 2002 and bearing interest at 7%), $250 million (due on August 15, 2004 and bearing interest at 7.35%), $500 million (due on August 15, 2006 and bearing interest at 7.5%), and $550 million (due on August 15, 2009 and bearing interest at 7.65%). Interest on the Senior Notes is payable semi-annually starting January 2000. Sun may redeem all or any part of any tranche of the Senior Notes at any time at a price equal to 100% of the principal plus accrued and unpaid interest in addition to an amount determined by a quotation agent, representing the present value of the remaining scheduled payments. The net proceeds from this offering are being used to fund the expansion of the Company's business, including additional working capital, capital expenditures, acquisitions of products, technologies and businesses and general corporate matters. Sun also entered into various interest rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest associated with the Senior Notes effectively becomes variable.

7. COMPREHENSIVE INCOME

The components of comprehensive income, net of related taxes, are as follows (in thousands):

                                                    Three Months Ended                          Nine Months Ended
                                             ---------------------------------           ---------------------------------
                                              March 26,             March 28,             March 26,             March 28,
                                                2000                  1999                  2000                  1999
                                             -----------           -----------           -----------           -----------
Net income                                   $   508,135           $   261,737           $ 1,133,682           $   634,684
Change in unrealized gain (loss) on
               investments, net                 (121,903)                1,839               268,228               (18,798)
Change in cumulative translation
               adjustments                       (13,773)               (6,971)              (19,312)               (4,672)
                                             -----------           -----------           -----------           -----------
Comprehensive income                         $   372,459           $   256,605           $ 1,382,598           $   611,214
                                             ===========           ===========           ===========           ===========


The components of accumulated other comprehensive income, net of related taxes, at March 26, 2000 and June 30, 1999, are as follows (in thousands):


                                                  March 26, 2000      June 30, 1999
                                                    ---------           ---------
Unrealized gain (loss) on investments, net          $ 267,899           $    (329)
Cumulative translation adjustments                    (29,014)             (9,702)
                                                    ---------           ---------
Accumulated other comprehensive income              $ 238,885           $ (10,031)
                                                    =========           =========

8. OPERATING SEGMENTS

Although the Company has various divisions, the following are the only reportable segments under the criteria of FAS 131: (1) Computer Systems and Storage; and (2) Enterprise Services. Products in the Computer Systems and Storage segment include a broad range of desktop systems, servers, storage, and network switches, incorporating the UltraSPARC (TM) processors and Solaris(TM) Operating Environment. In the Enterprise Services segment, the Company provides a full range of services and support to existing and new customers, including education, professional services, and systems integration. The Other segment consists of various software and other miscellaneous divisions, such as corporate, which did not meet the requirements individually for a reportable segment as defined by FAS 131.

Information on reportable segments is as follows (in thousands):

                                                  Three Months Ended                           Nine Months Ended
                                         -----------------------------------           -----------------------------------
                                           March 26,              March 28,              March 26,              March 28,
                                             2000                   1999                   2000                   1999
                                         ------------           ------------           ------------           ------------
Revenues:

   Computer Systems and Storage          $  3,027,989           $  2,391,896           $  8,204,040           $  6,708,918
   Enterprise Services                        575,926                409,416              1,610,853              1,144,182
   Other                                      400,774                155,052                889,275                415,586
                                         ------------           ------------           ------------           ------------
       Total                             $  4,004,689           $  2,956,394           $ 10,704,168           $  8,268,686
                                         ============           ============           ============           ============

Interdivision revenues:

   Computer Systems and Storage          $         --           $         --           $         --           $         --
   Enterprise Services                         99,881                 78,374                275,544                233,533
   Other                                      (99,881)               (78,374)              (275,544)              (233,533)
                                         ------------           ------------           ------------           ------------
       Total                             $         --           $         --           $         --           $         --
                                         ============           ============           ============           ============

Operating income:

   Computer Systems and Storage          $    672,509           $    443,842           $  1,717,766           $  1,136,168
   Enterprise Services                         72,003                 51,524                200,850                139,364
   Other                                     (141,986)              (111,327)              (441,019)              (319,919)
                                         ------------           ------------           ------------           ------------
       Total                             $    602,526           $    384,039           $  1,477,597           $    955,613
                                         ============           ============           ============           ============


Segment assets have not changed materially from June 30, 1999.

9. NET INCOME PER COMMON SHARE

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                     Three Months Ended                       Nine Months Ended
                                                ------------------------------          ------------------------------
                                                 March 26,           March 28,           March 26,           March 28,
                                                   2000                1999                2000                1999
                                                ----------          ----------          ----------          ----------

Net income                                      $  508,135          $  261,737          $1,133,682          $  634,684
                                                ==========          ==========          ==========          ==========

Denominator:

               Weighted average common           1,584,901           1,551,942           1,570,783           1,538,245
               shares - basic
               Effect of dilutive securities       113,749             107,644             113,491              93,804
                                                ----------          ----------          ----------          ----------
               Weighted average common           1,698,650           1,659,586           1,684,274           1,632,049
               shares - diluted                 ==========          ==========          ==========          ==========

Net income per common share - basic             $     0.32          $     0.17          $     0.72          $     0.41
                                                ==========          ==========          ==========          ==========

Net income per common share - diluted           $     0.30          $     0.16          $     0.67          $     0.39
                                                ==========          ==========          ==========          ==========



10. SUBSEQUENT EVENTS

On March 30, 2000, the Company acquired all of the outstanding capital stock of Innosoft International, Inc. ("Innosoft") by means of a merger transaction pursuant to which all of the outstanding capital stock and options of Innosoft were converted into the right to receive cash and shares of Sun common stock. Innosoft is a developer of Internet standard-based messaging and directory solutions. The total purchase price was approximately $47.0 million, comprised of $3.6 million in cash, 406,285 shares of Sun common stock and the assumption of vested stock options. This transaction will be accounted for as a purchase, with the excess of the purchase price over the estimated fair value of the net tangible assets and IPRD being allocated to various intangible assets.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Condensed Consolidated Statements of Income as a percentage of total net revenues:

                                                        Three Months Ended              Nine Months Ended
                                                     ------------------------        ------------------------
                                                     March 26,       March 28,       March 26,       March 28,
                                                       2000            1999            2000            1999
                                                     ---------       --------        --------        --------
Net revenues:
        Products                                        85.6%           86.2%           85.0%           86.2%
        Services                                        14.4            13.8            15.0            13.8
                                                       -----           -----           -----           -----

Total net revenues                                     100.0           100.0           100.0           100.0
                                                       -----           -----           -----           -----

Cost of sales:
        Products                                        38.5            39.8            38.5            39.9
        Services                                         9.3             7.6             9.6             8.2
                                                       -----           -----           -----           -----

Total cost of sales                                     47.8            47.4            48.1            48.1
                                                       -----           -----           -----           -----

        Gross margin                                    52.2            52.6            51.9            51.9

Research and development                                10.4            11.1            10.9            11.1
Selling, general and administrative                     26.7            27.5            27.1            27.7
Purchased in-process research and development            0.1             1.0             0.1             1.5
                                                       -----           -----           -----           -----

Operating income                                        15.0            13.0            13.8            11.6

Interest income, net                                     1.1             0.8             1.0             0.7

Gain on sale of investments                              2.8              --             1.0              --
                                                       -----           -----           -----           -----

Income before income taxes                              18.9            13.8            15.8            12.3

Provision for income taxes                               6.2             4.9             5.2             4.6
                                                       -----           -----           -----           -----

        Net income                                      12.7%            8.9%           10.6%            7.7%
                                                       =====           =====           =====           =====

All historical financial information has been restated to reflect the merger with Forte Software, Inc. ("Forte") on October 19, 2000. The merger was accounted for as a pooling of interests and, as such, the historical consolidated financial statements of the Company have been restated to include the financial position, results of operations and cash flows of Forte for all periods presented.

The following section contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding Japanese macroeconomic trends, the impact on our gross margin from shifts in product mix, our expectations to invest in our services business, services gross margin expectations for fiscal year 2000, our expectations relating to future research and development and selling, general and administrative expenses, our expectations to continue hiring personnel in certain areas, our expected effective income tax rate for fiscal 2000, our liquidity and capital resources and as set forth in the section entitled "Purchased in-process research and development," expected product release dates, dates for which we expect to begin generating benefits from projects, projected revenues, costs of revenue, selling, general and administrative expenses and maintenance research and development information and discount rates used by us to calculate discounted cash flows and our expectations to continue and successfully complete product development as well as realize our expected economic return. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in "Future Operating Results," identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, increased competition, adverse changes in general economic conditions, including adverse changes in the specific markets for our products, adverse business conditions, adverse changes in customer order patterns, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, risks associated with foreign operations, failure to reduce costs or improve operating efficiencies and our ability to attract, hire and retain key and qualified employees. With respect to risks related to purchased in-process research and development identified above, such factors also include but are not limited to, delays in the development of in-process technologies or the release of products into the market, or that we will receive any economic benefit from such products as a result of delays in the development of the technology, the complexity of the technology, our ability to successfully manage product introductions, lack of customer acceptance, competition and changes in technological trends, and fluctuations in market or general economic conditions. Other factors that may affect our results and financial condition are set forth in our 1999 Annual Report to Stockholders, which is incorporated by reference in our Form 10-K.

RESULTS OF OPERATIONS

NET REVENUES

Our net revenues were $4,004.7 million for the third quarter of fiscal 2000 and $10,704.2 million for the first nine months of fiscal 2000, representing an increase of 35.5% and 29.5%, respectively, over the corresponding periods of fiscal 1999.

Our products net revenue for the third quarter of fiscal 2000 increased by $881.8 million, or 34.6% to $3,428.8 million, over the corresponding period of fiscal 1999. Products net revenue was $9,093.3 million for the nine months ended March 26, 2000, an increase of $1,968.8 million, or 27.6% over the corresponding period of fiscal 1999. Over 70% and more than half of the increase in products net revenue for the third quarter and first nine months of fiscal 2000, respectively, are due to continued strong demand for our enterprise, including our Sun Enterprise(TM) 10000 product line, and our workgroup servers. In addition, increased revenues generated by our storage products and network service provider offerings also contributed to our increased products net revenue. As a result of the strong demand in our servers, high-end and low-end desktop system revenue as a percentage of products net revenues has declined for the three and nine months ended March 26, 2000, as compared to the corresponding periods of fiscal 1999.

Our services net revenue for the third quarter of fiscal 2000 increased by $166.5 million, or 40.7% to $575.9 million over the corresponding period of fiscal 1999. Services net revenue was $1,610.9 million for the nine months ended March 26, 2000, an increase of $466.7 million, or 40.8% over the corresponding period of fiscal 1999. The increases in services net revenue are primarily the result of: (1) an overall shift towards premium service and support contracts resulting from a larger installed base of high-end server products; (2) a larger installed service base related to increased product unit sales; and (3) increased revenues associated with our professional and educational services.

Our domestic net revenues increased by 29.9% and 29.4% in the third quarter and first nine months of fiscal 2000, respectively, over the corresponding periods of fiscal 1999. Our international net revenues grew 41.0% and 29.5% in the third quarter and the first nine months of fiscal 2000, respectively, compared to the corresponding periods of fiscal 1999. In US dollars, European net revenues increased 39.7% and 26.4%, Rest of World (ROW) net revenues increased 62.0% and 43.1%, and Japanese net revenues increased 23.5% and 23.2%, in the third quarter and first nine months of fiscal 2000, respectively, as compared to the corresponding periods of fiscal 1999. The increases in Europe are primarily due to continued market acceptance of our products and services in UK, Germany and southern European countries, as well as increased demand from northern European countries. Although we have experienced U.S. dollar revenue growth in the European marketplace on a year over year basis, there can be no assurance that such trends will continue. In particular, if capital spending declines in certain countries or industries, our results of operations and cash flow could suffer. The increases in ROW and Japanese net revenues are attributable to increased demand across the Asia Pacific region for our products and services. Despite signs of recovery in the Japanese economy, we remain cautious with regard to the Japanese market. In addition, if the economic trends in Japan significantly worsen in a quarter or decline over an extended period of time, our results of operations and cash flows could suffer.

A portion of our operations consists of manufacturing and sales activities outside of the U.S. As a result, our results of operations could be significantly adversely affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets in which we distribute our products. We are primarily exposed to changes in exchange rates on the Japanese yen, the British pound and the Euro. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales decreases. When the U.S. dollar weakens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar, and are adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect our consolidated sales and operating margins as expressed in U.S. dollars.

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

GROSS MARGIN

Total gross margin was 52.2% and 51.9%, for the third quarter and the first nine months of fiscal 2000, respectively, compared to 52.6% and 51.9% for the corresponding periods of fiscal 1999.

Products gross margin was 55.0% and 54.7% in the third quarter and first nine months of fiscal 2000, respectively, compared to 53.8% and 53.7% for the corresponding periods of fiscal 1999. The increases in products gross margin for the three and nine month periods in fiscal 2000 reflect the effects of increased volumes of higher margin servers, partially offset by increased volumes of lower margin workstations, as compared to the corresponding periods in fiscal 1999. There could be a possible downward impact on our products gross margin should the mix of higher margin servers and lower margin workstations change.

Services gross margin was 35.6% and 36.4% in the third quarter and first nine months of fiscal 2000, respectively, compared to 44.7% and 40.5% for the corresponding periods of fiscal 1999. The decreases in services gross margin reflect the impact of building additional infrastructure, improvements in existing service delivery technologies and processes, and increased field support headcount. These additional costs are partially offset by: (1) increased market penetration in enterprise data center accounts;
(2) an overall shift towards premium service and support contracts resulting from a larger installed base of high-end server products; (3) continued growth in professional and educational services revenues; and (4) increased economies of scale in certain geographic markets. We expect to continue to invest in our services business by hiring employees, increasing availability of spares inventory in order to improve customer service response time, and evaluating other infrastructure-related initiatives. We currently expect our services gross margin to be in the mid-to-high thirty percent range for fiscal 2000.

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

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development (R&D) expenses increased by 27.5% to $417.0 million in the third quarter of fiscal 2000, compared to $327.0 million for the corresponding period of fiscal 1999. R&D expenses were $1,171.6 million for the first nine months of fiscal 2000, an increase of $249.8 million, or 27.1%, in comparison to the corresponding period in fiscal 1999. As a percentage of net revenues, R&D expenses decreased to 10.4% and 10.9% in the third quarter and first nine months of fiscal 2000, respectively, from 11.1% in both of the corresponding periods of fiscal 1999. The dollar increases in R&D expenses in the third quarter and first nine months of fiscal 2000, over the corresponding periods in fiscal 1999, reflect our continued development of a broad line of scaleable hardware products, including servers, workstations, storage technologies and SPARC(TM) microprocessors, as well as software products which utilize the Java(TM) platform, Solaris Operating Environment software and Jini
(TM) connection technology. Furthermore, R&D expenses have increased due to additional development of products acquired through acquisitions and increased compensation and compensation-related costs related to higher levels of R&D staffing. The increases in R&D spending reflect our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems, software, and microprocessor development, as well as continue to enhance existing products. All of our R&D costs are expensed as incurred. While we expect the dollar amount of research and development expenses to increase during the fourth quarter, R&D as a percentage of revenue for fiscal 2000 is expected to be in the range of 10.0% to 11.0% of total net revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our selling, general and administrative (SG&A) expenses increased by 31.1% to $1,067.5 million in the third quarter of fiscal 2000 compared to $814.4 million for the corresponding period of fiscal 1999. SG&A was $2,901.8 million for the first nine months of fiscal 2000, an increase of $607.5 million, or 26.5%, in comparison to the corresponding period of fiscal 1999. As a percentage of net revenues, SG&A expenses decreased to 26.7% and 27.1% in the third quarter and first nine months of fiscal 2000, respectively, from 27.5% and 27.7%, respectively, in the corresponding periods of fiscal 1999. The dollar increases in fiscal 2000 are primarily attributable to: (1) compensation resulting from higher levels of headcount, principally in the sales organization; (2) annual salary adjustments; (3) increased commissions and bonuses; and (4) marketing costs related to promotional programs. We also made additional investments aimed at improving our internal business processes. As a result, in fiscal 2000 we expect SG&A expense to increase in dollar amount, as we continue to invest in efforts to achieve additional future operating efficiencies through the continual review and improvement of business processes. In addition, we expect to continue to hire personnel to drive demand-creation programs and to build service and support organizations. SG&A as a percentage of revenue for fiscal 2000 is expected to be in the range of 26.0% to 27.0% of total net revenue.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES

Purchased in-process research and development ("IPRD") of $8.4 million in the first nine months of fiscal 2000 represents the write-off of in-process technologies associated with our acquisitions of: (1) Trustbase Limited ("Trustbase"); and (2) Star Division Corporation ("Star Division") and certain assets and liabilities of Star Division Software-Entwicklung und Vertriebs GmbH ("Star Company"), a related party of Star Division. (Collectively, these companies are referred to as the "Star Companies"). Purchased IPRD of $120.7 million in the first nine months of fiscal 1999 represents the write-off of in-process technologies associated with our acquisitions of: (1) NetDynamics, Inc.; (2) i-Planet, Inc.; (3) Beduin Communications Incorporated; and (4) Maxstrat Corporation. All of these business combinations are known collectively as "Acquired Companies". At the date of each acquisition noted above, the projects associated with the IPRD efforts had not yet reached technological feasibility and the R&D in-process had no alternative future uses. Accordingly, these amounts were expensed on the respective acquisition dates of each of the Acquired Companies. Also see Note 3 of Notes to Condensed Consolidated Financial Statements (Unaudited) - Business Combinations.

Trustbase - Overview

On January 31, 2000, the Company acquired all of the outstanding capital stock of Trustbase, the United Kingdom parent company of JCP Computer Services Limited ("JCP"), by means of a stock purchase transaction pursuant to which all of the shares of Trustbase were converted into the right to receive cash. JCP is a developer of highly secure public key infrastructure enabling technology. The total purchase price for Trustbase was approximately $20.5 million. This transaction was accounted for as a purchase, with the purchase price being allocated to tangible assets, intangible assets and IPRD.

At the acquisition date, Trustbase was engaged in development activity associated with the Trustbase(TM) Transaction Manager, a software messaging framework that supports the functions required to be deployed as an Indentrus Transaction Coordinator. The Indentrus Transaction Coordinator is a messaging specification jointly developed by Trustbase and a consortium of the world's leading banks (Identrus) that enables business to business e-commerce through financial institutions.

Key product features under development included:

    - Implementation of the logical functions that would allow the use of Identrus-enabled transactions at financial institutions.

    - Support for the messaging framework that would allow interoperability between financial institutions.

    - Implementation of security, transaction protocols, authentication, and authorization as specified in the Identrus Transaction Coordinator.

At the acquisition date, Trustbase had made substantial progress in the areas of product definition, architecture design and coding. Remaining efforts necessary to complete the Trustbase Transaction Manager relate primarily to additional coding, testing and implementation. We anticipate pilot deployments of the product during the May to August 2000 time frame, with a general availability version scheduled for release in September, 2000, at which time we expect to realize economic benefits associated with the Trustbase Transaction Manager.

Star Companies - Overview

On August 5, 1999, Sun acquired all of the outstanding capital stock of Star Division Corporation by means of a merger transaction pursuant to which all of the shares of Star Division were converted into the right to receive cash. Star Division is a company conducting development, engineering, and testing activities associated with the completion of a new enterprise application platform product. The total purchase price for Star Division was approximately $59.5 million. Simultaneous with the acquisition of Star Division, we acquired certain assets and liabilities of Star Division Software-Entwicklung und Vertriebs GmbH, a related party of Star Division, for total cash consideration of approximately $14 million. These transactions were accounted for as purchases, with the purchase price being allocated to tangible assets, intangible assets and IPRD.

Trustbase and Star Companies - Valuation Analysis

We calculated the value of the in-process technologies acquired from Trustbase and Star Companies using discounted cash flow analysis on the anticipated income streams for each acquisition. The discounted cash flow analysis was based upon our forecast of future revenues, cost of revenues, and operating expenses related to the technology acquired. We projected revenue from the acquired technology to increase each year during the project life and decrease after a certain period as we expect to introduce new product technologies. Please refer to our Form 10-Q as of and for the quarter ended December 26, 1999 for the Star Companies discounted cash flow analysis and related assumptions.

For the Trustbase acquisition, we projected revenue from the acquired technology to increase each year from fiscal 2000 through fiscal 2003, and then to decrease in fiscal 2004, as we expect to introduce new project technologies. The projections are based on our estimates of market size and growth, expected trends in technology, and expected timing of new product introductions.

Our assumptions with respect to operating expenses used in the valuation analysis included: (1) cost of goods sold; (2) SG&A expenses; and (3) R&D expenses. Selected operating expense assumptions used were based on evaluations of the overall business models for Trustbase, including both historical and expected direct expense levels (as appropriate), and an assessment of general industry metrics. The assumptions used for Trustbase are as follows: (1) we projected that cost of revenues (expressed as a percentage of revenue) for the IPRD averages 15% over the projection period; (2) we estimated that SG&A (expressed as a percentage of revenue) for the IPRD averages 33% over the projection period; and (3) maintenance R&D related to the IPRD was estimated to be approximately 2% of revenue over the projection period.

The discount rates used in the discounted cash flow analysis were derived from our weighted average cost of capital analysis for the acquisition, as well as consideration of other factors, including useful life of the technology, profitability levels of the technology, the uncertainty of technology advances that are known at the valuation date, and the stage of completion of the technology. The discount rates we used for the IPRD are typically adjusted upward to reflect additional risks inherent in the product development life cycle. The IPRD discount rate we selected for Trustbase was 30%.

The value of the IPRD reflects the relative value and contribution of the acquired research and development. We gave consideration to the R&D's stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the projected cost to complete the project in determining the value assigned to IPRD.

Trustbase and Star Companies - Comparison to Actual Results

At March 26, 2000, we had incurred approximately $0.6 million of the planned total costs to complete the acquired Trustbase R&D projects and approximately $5.8 million of the $9.2 million planned total costs to complete for the acquired Star Companies R&D projects. No significant adjustments have been made in the estimated costs to complete the projects, the economic assumptions, or expectations which underlie our acquisition decisions and related purchase accounting. We are continuing our development efforts related to the in-process technologies acquired. These development efforts are advancing at a rate consistent with our expectations.

Given the uncertainties of the development and commercialization process, no assurance can be given that deviations from these estimates will not occur. We expect to continue the development of the acquired technologies and believe that there is a reasonable chance of successfully completing such development. However, as there is risk associated with the completion of the in-process project and commercialization due to the remaining efforts to achieve technological feasibility, rapidly changing customer needs, complexity of technology and growing competitive pressures, there can be no assurance that the project will meet with commercial success. Failure to successfully develop and commercialize these in-process projects would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of our intangible assets acquired may become impaired.

Overall Status of Business Combinations Prior to Fiscal 2000

With respect to acquisitions completed prior to fiscal 2000, we believe that the projections we used in performing our valuations for each acquisition are still valid in all material respects; however, there can be no assurance that the projected results will be achieved. We continue to make substantial progress related to the development and commercialization of acquired technologies. Although we have experienced delays in the completion of certain of our development efforts and their related commercialization, the expected total costs to complete such technologies have not materially increased, individually or in the aggregate. We periodically evaluate our product development timeline and modify our overall business plan in response to various factors. Modifications to our business plan include the reallocation of resources among various alternative development projects. The impact of delays in the realization of economic benefits related to acquired technologies, individually or in the aggregate, has not been material to our overall consolidated financial position or results of operations as of and for the nine months ended March 26, 2000.

INTEREST INCOME, NET

Our net interest income was $43.7 million and $103.8 million for the third quarter and the first nine months of fiscal 2000, respectively, compared to $22.7 million and $59.1 million, respectively, for the corresponding periods in fiscal 1999. Our cash and investment portfolio increased in August 1999 due to our issuance of $1.5 billion of unsecured senior debt securities. The increases in interest income, net of interest expense, are primarily the result of higher interest earnings on a larger portfolio base of cash and marketable securities, partially offset by interest expense related to our issuance of the $1.5 billion of unsecured debt securities.

Our interest income and expenses are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and marketable securities. In addition, to mitigate the impact of fluctuations in U.S. interest rates on our fixed-rate unsecured debt securities, we have entered into interest rate swap transactions so that the interest associated with these debt securities effectively becomes variable.

GAIN ON SALE OF INVESTMENTS

Gain on sale of investments was $112.2 million for the third quarter and first nine months of fiscal 2000. There were no such gains for the corresponding periods in fiscal 1999.

INCOME TAXES

Our effective income tax rate was 33.0% for the third quarter and first nine months of fiscal 2000, excluding non-recurring tax charges of $1.2 million resulting from the write-off of IPRD associated with the acquisition of Star Division in the first quarter of fiscal 2000. Our effective income tax rate, including such charges for the third quarter and nine months ended March 26, 2000, was 33.0% and 33.1%, respectively.

Our effective income tax rate was 33.0% and 33.1% for the third quarter and first nine months of fiscal 1999, respectively, excluding non-recurring tax charges of $10.9 million resulting from the write-off of IPRD associated with the acquisition of Maxstrat in the third quarter of fiscal 1999, $3.2 million resulting from the write-off of IPRD associated with the acquisition of i-Planet in the second quarter of fiscal 1999, and of $30.4 million resulting from the write-off of IPRD associated with the acquisition of NetDynamics in the first quarter of fiscal 1999. Our effective rate including such charges for the third quarter and nine months ended March 28, 1999 was 35.6% and 37.5%, respectively.

We currently expect our effective income tax rate to remain at 33.0% for the remainder of fiscal 2000. The expected tax rate excludes the impact of potential mergers and acquisitions. The tax effects of merger and acquisition transactions would be accounted for in the interim quarter in which the transactions occur. Our expected rate is based on current tax law and current estimates of earnings, and is subject to change.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities were $5,045.2 million at March 26, 2000. This represents an increase of $2,353.5 million from June 30, 1999. The increase is primarily due to cash provided by operating activities of $2,002.0 million and the issuance of the $1.5 billion of unsecured debt securities. This increase was partially offset by (1) capital spending for real estate development and capital additions to support increased headcount, primarily in our services, engineering and marketing organizations of $646.5 million; and (2) acquisition of treasury stock of $488.9 million.

Accounts receivable increased by $215.0 million from June 30, 1999 to March 26, 2000. The growth in accounts receivable is primarily due to increased revenues. Days sales outstanding (DSO) has improved from 59 days at June 30, 1999 to 57 days at March 26, 2000. Inventory levels have increased by $249.7 million from June 30, 1999 to March 26, 2000. Inventory turns were 17.3 turns at June 30, 1999 and 15.7 turns at March 26, 2000. The increase in inventory and decrease in inventory turns are primarily due to Sun's changes in business processes to carry more inventory in order to better meet customer demand and provide effective customer service. The increases in other current and long-term liabilities of $536.1 million are primarily due to increases in accrued liabilities. Accrued liabilities increased by $559.0 million from June 30, 1999 to March 26, 2000 primarily due to overall growth in the business and increased compensation and compensation-related costs, as well as increases in sales and marketing costs.

Purchases of equity securities, net of proceeds from sales, were $98.0 million for the nine months ended March 26, 2000. Based on the strategic fit and the potential returns, Sun invests in certain public or non-public companies. These investments are typically long-term in nature as Sun may collaborate with the investees to develop new technologies as well as to enhance existing products.

At March 26, 2000, we had a revolving credit facility ("Facility") with banks aggregating $500 million. The Facility is available subject to compliance with certain covenants. No amounts were outstanding under the Facility.

On October 16, 1997, we filed a shelf registration statement with the Securities and Exchange Commission relating to the registration for public offering of senior and subordinated debt securities and common stock with an aggregate initial public offering price of up to $1 billion. On October 24, 1997, this shelf registration statement became effective. On June 18, 1999, we filed an additional shelf registration statement with the Securities and Exchange Commission relating to the registration for public offering of senior and subordinated debt securities and common and preferred stock with an aggregate initial public offering price of up to $3 billion. On July 14, 1999, this shelf registration statement became effective. As a result, we were able to offer up to $4 billion, from time to time, of debt securities and common and preferred stock pursuant to Rule 415 in one or more separate series, in amounts, at prices and on terms to be set forth in the prospectus contained in these registration statements and in one or more supplements to the prospectus. On August 4, 1999, we issued $1.5 billion in unsecured debt securities in four tranches. The four tranches are comprised of the following notes (the "Senior Notes"): $200 million (due on August 15, 2002 and bearing interest at 7%), $250 million (due on August 15, 2004 and bearing interest at 7.35%), $500 million (due on August 15, 2006 and bearing interest at 7.5%), $550 million (due on August 15, 2009 and bearing interest at 7.65%). Sun also entered into various interest rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest associated with the Senior Notes effectively becomes variable.

We believe that the liquidity provided by existing cash and marketable securities and the borrowing arrangements described above will provide sufficient capital to meet our requirements through fiscal 2001. We believe the level of financial resources is a significant competitive factor in our industry and we may choose at any time to raise additional capital through debt or equity financings to strengthen our financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities that may arise.

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

We also compete with systems manufacturers and resellers of systems based on microprocessors from Intel Corporation (Intel) and Windows NT operating system software from Microsoft Corporation (Microsoft). These competitors include Dell Computer Corporation (Dell), HP, and Compaq, in addition to Intel and Microsoft. This competition creates increased pressure, including pricing pressure, on our workstation and lower-end server product lines. We expect this competitive pressure to intensify considerably during the remainder of our fiscal year 2000 and through fiscal year 2001 with the anticipated releases of new software products from Microsoft and new microprocessors from Intel.

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

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that our customers choose to buy. If we are unable to develop new products, our business and operating results would be seriously harmed. We must quickly develop, introduce, and deliver in quantity new, complex systems, software, and hardware products and components including our UltraSPARC microprocessors, the Solaris Operating Environment, our intelligent storage products, and other software products, such as those products under development or to be developed under our alliance with AOL. The development process for these complicated products is very uncertain. It requires high levels of innovation from both our product designers and our suppliers of the components used in our products. The development process is also lengthy and costly. If we fail to accurately anticipate our customers' needs and technological trends, or are otherwise unable to complete the development of a product on a timely basis, we will be unable to introduce new products into the market on a timely basis, if at all, and our business and operating results would be adversely affected. In addition, the successful development of software products under our alliance with AOL depends on many factors, including our ability to work effectively within the alliance on complex product development and any encumbrances that may arise from time to time that may prevent us from developing, marketing, or selling these alliance software products. If we are unable to successfully develop, market, or sell the alliance software products or other software products, our business and operating results could be seriously harmed.

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

The manufacture and introduction of our new hardware and software products is also a complicated process. Once we have developed a new product we face the following challenges in the manufacturing process. We must be able to manufacture new products in high enough volumes so that we can have an adequate supply of new products to meet customer demand. We must be able to manufacture the new products at acceptable costs. This requires us to be able to accurately forecast customer demand so that we can procure the appropriate components at optimal costs. Forecasting demand requires us to predict order volumes, the correct mixes of our software and hardware products, and the correct configurations of these products. We must manage new product introductions so that we can minimize the impact of customers delaying purchases of existing products in anticipation of the new product release. We must also try to reduce the levels of older product and component inventories to minimize inventory write-offs. Additionally, we may decide to adjust prices of our existing products during this process in order to try to increase customer demand for these products. If we are introducing new products at the same time or shortly after the price adjustment, this will complicate our ability to anticipate customer demand for our new products.

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

        Acquisitions/Alliances. If, in the future, we acquire technologies, products, or businesses, or we form alliances with companies requiring technology investments or revenue commitments (such as our alliance with AOL), we will face a number of risks to our business. The risks we may encounter include those associated with integrating or comanaging operations, personnel, and technologies acquired or licensed, and the potential for unknown liabilities of the acquired or combined business. Also, we will include amortization expense of acquired intangible assets in our financial statements for several years following these acquisitions. Our business and operating results on a quarterly basis could be harmed if our acquisition or alliance activities are not successful.

        Significant Customers. One of our customers, a major reseller, accounts for more than 10% of our revenues in fiscal 1999. Sales to this customer accounted for approximately 14% of our fiscal 1999 revenues. Our business could suffer if this customer or any other significant customer terminated its business relationship with us or significantly reduced the amount of business it did with us.

YEAR 2000 READINESS

We have not experienced any known material adverse impacts on our products, services, systems or internal systems as a result of the Year 2000 issue. The costs associated with our Year 2000 efforts were not material. Although we believe that the cost of Year 2000 modifications for both internal use software and systems, as well as Sun's products, is not material, we cannot be sure that various factors relating to the Year 2000 compliance issues will not seriously harm our business or operating results. Even though we do not believe that we are legally responsible for our customers' Year 2000 compliance obligations, it is unclear whether different governments or governmental agencies may decide to allocate liability relating to Year 2000 compliance to us without regard to specific warranties or warranty disclaimers. Our business could suffer in any given quarter if any liability is allocated to us. A significant disruption of our financial management and control systems or a lengthy interruption in our operations caused by a Year 2000 related issue could also result in a material adverse impact on our operating results and financial condition.

OUR ACQUISITION AND ALLIANCE ACTIVITIES COULD DISRUPT OUR ONGOING BUSINESS.

We intend to continue to make investments in companies, products and technologies, either through acquisitions or investment alliances. For example, we have purchased several companies in the past and have also formed alliances, including our alliance with AOL. Acquisitions and alliance activities often involve potential risks, including: difficulty in assimilating the acquired operations and employees; difficulty in managing product codevelopment activities with our alliance partners; retaining the key employees of the acquired operation; disruption of our ongoing business; inability to successfully integrate the acquired technology and operations into our business and maintain uniform standards, controls, policies, and procedures; and lacking the experience to enter into new markets, products, or technologies.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks at March 26, 2000, including changes in interest rates, foreign currency exchange rates and marketable security prices. However, we do not believe any such exposures are material. Our interest rate risk exposure relates to our investment portfolio of cash and marketable securities, as well as our unsecured senior debt and related interest rate swaps. We are exposed to foreign currency exchange rate risk related to our foreign exchange option and forward contracts. We are exposed to equity market price risks on our portfolio of marketable equity securities. To reduce certain risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

Specifically, we are exposed to equity market price risks related to our equity securities in public companies. Changes in the values of these equity securities may be substantial and are difficult to predict as they are affected by the volatility of the equity market. The market value of the equity securities as of March 26, 2000 was $512.3 million. The market value of the same equity securities holdings at April 21, 2000 was $259.2 million.

See further comments regarding market risk under the "Results of Operations" and "Liquidity and Capital Resources" headings in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

1. LEGAL PROCEEDINGS

On October 7, 1997, we filed suit against Microsoft in the United States District Court for the Northern District of California alleging breach of contract, trademark infringement, false advertising, unfair competition, interference with prospective economic advantage and inducing breach of contract. We filed an amended complaint on October 14, 1997. Microsoft filed its answer, affirmative defenses and counterclaims to the amended complaint. The counterclaims include breach of contract, breach of the covenant of good faith and fair dealing, violation of the California Business & Professions Code and declaratory judgment. We believe that the counterclaims are without merit and/or that we have affirmative defenses and intend to vigorously defend ourselves with respect thereto. On March 24, 1998, the United States District Court judge ruled in our favor granting a preliminary injunction directing Microsoft to cease using our Java Compatible Logo(TM) on Microsoft products that failed to pass the applicable test suites from Sun. In addition, on May 12, 1998, we filed a second amended complaint alleging copyright infringement by Microsoft and motions requesting further preliminary injunctive relief directed against the planned release by Microsoft of additional products that failed to pass our applicable test suites. The Court held hearings and arguments on such motions on September 8, 9, and 10, 1998. On November 17, 1998, the District Court issued an Order granting, in substantial part, our request for preliminary injunctions. On December 15, 1998, Microsoft filed notice of its intent to appeal the District Court's Order and on December 18, 1998, Microsoft filed Motions with the District Court to extend the time for compliance with the Order and to clarify or modify the Order. On January 13, 1999, Microsoft filed an appeal to the District Court's Order issued on November 17, 1998. On January 22, 1999, Sun and Microsoft filed numerous motions for summary judgment with the District Court. On February 24 and April 5, 2000, respectively, the Court denied various motions for summary adjudication filed by Microsoft and Sun.

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

ITEM 5 - OTHER INFORMATION

SCHEDULE OF SALES BY EXECUTIVE OFFICERS DURING THE QUARTER

The following is a summary of all sales of our Common Stock by our executive officers and directors who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, during the fiscal quarter ended March 26, 2000:


OFFICER/                                                                                  NUMBER OF
DIRECTOR                                       DATE                PRICE                 SHARES SOLD
====================================================================================================
Mel Friedman                                  2/23/00          $     95.1270                96,000

Lawrence W. Hambly                            2/24/00          $     96.9375                25,000
                                              2/24/00          $     95.0625                25,000
                                              2/24/00          $     95.9375                25,000
                                              2/29/00          $     95.1250                25,000

Masood A. Jabbar                              2/10/00          $     94.0812               100,000

James Judson                                   2/9/00          $     90.9375                10,000

Michael E. Lehman                             1/31/00          $     75.0000               112,000
                                              2/10/00          $     92.6699               160,000
                                              2/16/00          $     92.5313                80,000
                                              2/25/00          $     95.3125                80,000

Robert L. Long                                 2/2/00          $     82.0000                20,000
                                               2/9/00          $     91.2500                10,000
                                              2/23/00          $     92.0000                20,000

John E. Marselle                              2/23/00          $     94.4063                40,000

John S. McFarlane                              2/3/00          $     83.0000                10,000
                                              2/10/00          $     94.5625                10,000
                                              2/18/00          $     94.6250                 8,000

Stephen T. McGowan                            1/26/00          $     81.3864                50,000

Scott G. McNealy                               2/8/00          $     85.2639                18,000

Michael H. Morris                              2/2/00          $     82.0000                12,000

Alton D. Page                                  2/9/00          $     91.3438                62,800

Gregory M. Papadopoulos                       2/15/00          $     93.0000                32,000
                                              2/15/00          $     90.8125                40,000

Frank A. Pinto                                 2/9/00          $     91.2604                30,000
                                              2/10/00          $     95.0900                20,000
                                              2/24/00          $     94.0600                50,000

Michael L. Popov                               2/4/00          $     84.0000                 8,000

Janpieter T. Scheerder                         2/4/00          $     83.0000                20,000
                                              2/10/00          $     94.6250                 3,200
                                              2/10/00          $     94.5625                 1,800
                                              2/24/00          $     95.2500                80,000

John C. Shoemaker                              2/4/00          $     83.9230                48,000
                                              2/25/00          $     95.6950                48,000

Mark E. Tolliver                              2/28/00          $     94.5000                20,000

Edward J. Zander                               2/3/00          $     82.2813                50,000
                                               2/4/00          $     84.1500                50,000
                                              2/10/00          $     94.3359               100,000

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27.0        Financial Data Schedule for the period ended March 26, 2000.

         27.1        Financial Data Schedule for the period ended March 28, 1999 (restated for pooling of interests merger with Forte Software, Inc.).

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 26, 2000.

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



                                       SUN MICROSYSTEMS, INC.

                                       BY

                                       /s/ MICHAEL E. LEHMAN
                                       ------------------------------------
                                       Michael E. Lehman
                                       Vice President, Corporate Resources
                                       and Chief Financial Officer

                                       /s/ MICHAEL L. POPOV
                                       ------------------------------------
                                       Michael L. Popov
                                       Vice President and Corporate Controller,
                                       Chief Accounting Officer


Dated:   May 9, 2000

                                 Exhibit Index


No.       Description
---       -----------
27.0      Financial Data Schedule for the period ended March 26, 2000.

27.1      Financial Data Schedule for the period ended March 28, 1999
          (restated for pooling of interests merger with Forte Software, Inc.)