Form 10-K405
period 2000-06-30
SUN MICROSYSTEMS INC
filed 2000-09-29
CIK 709519

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)
     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER: 0-15086

                             SUN MICROSYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      94-2805249
           (STATE OF INCORPORATION)                 (I.R.S. EMPLOYER IDENTIFICATION NO.)

             901 SAN ANTONIO ROAD
             PALO ALTO, CA 94303                               (650) 960-1300
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES,           (REGISTRANT'S TELEPHONE NUMBER,
             INCLUDING ZIP CODE)                            INCLUDING AREA CODE)

             SECURITIES PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  COMMON STOCK
                             SHARE PURCHASE RIGHTS

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant, as of September 12, 2000, was approximately $180,154,281,737 based upon the last sale price reported for such date on The Nasdaq Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     The number of shares of the Registrant's Common Stock (par value $0.00067) outstanding as of September 12, 2000 was 1,609,456,130.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Annual Report to Stockholders for the fiscal year ended June 30, 2000 incorporated by reference into Items 1, 5, 6, 7, 8 and 14 hereof.

     Parts of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding our expectations as to future investments into new computing technologies, our expectations to continue hiring employees to staff our customer services divisions, statements related to the future role of the channel partners to our future success, statements regarding economic trends in geographic markets, statements regarding our belief that our software development will continue to provide significant competitive differentiation, our expectations relating to future research and development and selling, general and administrative expenses, our expectations regarding increased competition in fiscal 2001 from systems manufacturers and resellers, our expectations to increase the number of our employees to support our growth, our expectations to continue to invest in companies, products and technologies through acquisitions or alliances, statements regarding the sufficiency of our facilities and our expectations to continue leasing or acquiring properties in fiscal 2001. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in "Future Operating Results" identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products, adverse business conditions, decreased or lack of growth in the computing industry, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, risks associated with foreign operations, our ability to attract, hire and retain key and qualified employees and other factors.

GENERAL

     We are a leading worldwide provider of products, services and support solutions for building and maintaining network computing environments. We sell scalable computer and storage systems, high-speed microprocessors, and a complete line of high performance software for operating network computing equipment. We also provide a full range of services, including support, education, and professional services. Our products and services command a significant share of the rapidly growing network computing market, which includes the Internet and corporate intranets. Our products are used for many demanding commercial and technical applications in various industries including telecommunications, manufacturing, financial services, education, retail, government, energy and healthcare. We owe much of our success to our adherence to open industry standards, the Solaris(TM) Operating Environment, the UNIX(R) platform, and the UltraSPARC(TM) (Ultra Scalable Processor Architecture) microprocessor architecture. In addition, we are committed to investment in and ownership of intellectual property, leveraging our partnerships with industry leaders and enabling the Internet and the "Net Economy," as further described herein.

     For the latest fiscal year ended June 30, 2000, we had annual revenues of more than $15.7 billion, over 36,700 employees, and we conducted business in over 170 countries. We were incorporated in California in February, 1982 and reincorporated in Delaware in July, 1987.

BUSINESS STRATEGY

     Our objective is to expand our position as a leading global provider of network computing products and services. The key elements of our strategy include:

     - developing network computing products and technologies that enable the Internet and the Net Economy;

     - providing competitive solutions based on open industry standards;

     - extending our technology leadership and innovation;

     - investing in support, education and professional services; and

     - leveraging strong industry relationships.

DEVELOPING NETWORK COMPUTING PRODUCTS AND TECHNOLOGIES THAT ENABLE THE INTERNET AND THE NET ECONOMY

     We were founded on the notion that computer networks are greater than the sum of their parts and that communication and information access should be uninhibited by the boundaries of proprietary software and hardware architectures. To help us explain this vision we coined the phrase, "The Network is the Computer(TM)," and built networking technologies into all of our products. From the Solaris Operating Environment to UltraSPARC microprocessors, from scalable servers to the Java(TM) platform and Jini(TM) connection technology, we are focused on providing customers with a single, high performance, highly reliable network computing architecture. This single focus provides customers with investment protection for their legacy computing environments, a single operating environment that is both backward compatible and scalable across our entire product line (binary compatibility) and an upgrade path for their entire network.

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

PROVIDING COMPETITIVE SOLUTIONS BASED ON OPEN INDUSTRY STANDARDS

     From inception, we have focused on developing products and technologies based upon open industry standards to provide customers with flexibility for their networking environments. Through our commitment to open, industry standards, we have created technologies, such as the Network File System (NFS), SPARC architecture and most recently the Java and Jini technologies, that have facilitated industry growth.

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

EXTENDING OUR TECHNOLOGY LEADERSHIP AND INNOVATION

     We believe that in order to be a leading developer of enterprise and Internet-based products and technologies, we must continue to invest and innovate. Through our research and development investments, which have typically been approximately 10% of annual revenues, we are continually focused on technological innovation. Over the past few years, we have made significant investments in several of our product technologies, including our highly scalable UltraSPARC processor architecture, our highly reliable and scalable Solaris Operating Environment, our cross-platform Java software development environment powering Internet-based applications, our Java technology-based Jini connection technology that allows a broad range of devices to connect and share information over the Internet and with one another, our scalable enterprise servers and workstations, and our network-based storage systems and software. Many of these technologies provide us with a competitive advantage and differentiation in the marketplace. We intend to continue our investments into new computing technologies and are focused on continuing to develop and deliver leading edge network computing products based upon our innovations.

INVESTING IN SUPPORT, EDUCATION AND PROFESSIONAL SERVICES

     We are also investing in the expansion of our support, education and professional services. As the market for network computing and Internet products and technologies expands, the demand for services also increases. In recognition of this demand, we hired over 2,700 people in the last fiscal year ended June 30, 2000 into our Enterprise Services organization, which now employs over 10,200 professionals. With a shortage of computing professionals worldwide, our customers are increasingly demanding support for enterprise as well as Internet projects. They require key integration, training, support and development services to bring their business processes and practices to the Internet. In addition, customers are looking for network computing suppliers to provide them with solutions to their enterprise and Internet computing needs. To meet the needs of our customers and partners, we will continue to invest in acquiring additional personnel to staff our rapidly growing support, education and professional services organization.

LEVERAGING STRONG INDUSTRY RELATIONSHIPS

     While our product and service offerings are very broad, we recognize that no single supplier of computing solutions can meet all of the needs of all of its customers. We have established relationships with leading value-added resellers (VARs), original equipment manufacturers (OEMs), service providers, independent software vendors (ISV) and systems integrators to deliver solutions that customers demand. Through these relationships, we are able to provide the end-to-end solutions that customers require to compete in the Net Economy. We also have relationships with leading network and application service providers, and offer the products, technologies and services they require for highly reliable applications and networking services to their customers. These cooperative relationships provide an attractive business model for these partners and create an environment where Sun benefits as our partners' businesses grow. In order to foster strong relationships, we have also instituted sales force incentive and flexible financing programs that align our operations with the success of their business.

BUSINESS ORGANIZATION

     To facilitate innovation and provide world class support for our global client base, we are structured as a group of businesses, each providing open, standard products and services for commercial and technical computing. To offer and deliver complete solutions to our customers more quickly and efficiently, and with better quality and through a variety of channels, we have consolidated all of our sales and operation functions into two new groups effective July 1, 2000:

     - Global Sales Operations: This group manages most field sales organizations and all field marketing organizations; and

     - Worldwide Operations: This group manages all operations, supply chain activities and purchasing.

     We have focused our organization on the following product and service lines-of-business:

SYSTEM PRODUCTS AND NETWORK STORAGE

     Computer Systems and Storage designs, develops and brings to market a broad range of desktop systems, servers, storage and network switches, incorporating the UltraSPARC microprocessors and the Solaris Operating Environment. This organization also designs and develops high performance UltraSPARC and MAJC(TM) microprocessors, computer board platforms, processor modules, chip sets and logic products for Sun(TM) systems products and OEM customers.

ENTERPRISE SERVICES

     Enterprise Services provides a full range of global services and support for heterogeneous network computing environments, including system/network management, systems integration, and support, education, and professional services.

SOFTWARE SYSTEMS

     Software Systems designs, develops and brings to market our Solaris Operating Environment, the Java platform and our core technologies for consumer and embedded markets including implementations which utilize the Java technology, Jini connection technology, XML technology, software development tools and our StarOffice(TM) application software.

NETWORK SERVICE PROVIDER

     Network Service Provider designs, develops and brings to market carrier-grade software, systems and storage that are designed to meet the needs of traditional telecommunications customers as well as the increasing demands of service providers. Our Network Service Provider business focuses on the needs of network-based telecommunications companies, cable operators, and the network equipment suppliers who develop products and technologies for the broader service provider industry.

SUN-NETSCAPE ALLIANCE

     Through our alliance with America Online, Inc. (AOL), the Sun-Netscape Alliance, we design, develop, market and sell enterprise and E-commerce software for consumers and businesses under the iPlanet(TM) brand. These software products and technologies, commonly referred to as middleware, complement our enterprise servers, storage and workstation products. Combined, these products provide customers with comprehensive solutions to their enterprise and Internet computing needs.

PRODUCTS

     Our products and technologies, from our microprocessors to our Solaris Operating Environment to our high-end scalable enterprise servers, were designed, developed and produced for the network computing environment.

SYSTEM PRODUCTS AND NETWORK STORAGE

  Workstations

     Our workstation products include the Ultra(TM) 5, Ultra 10, Ultra 60 and Ultra 80 models. The Ultra 5 workstation is used for business applications and for software development, offering high performance at a low cost. The Ultra 10 workstation offers value and performance for 3-D graphics applications and is designed for applications such as drafting and design, animation and rendering, modeling and analysis. The Ultra 60 workstation, in both single and dual processor configurations, is suited for modeling and virtual prototyping, medical imaging, animation and geosciences. Finally, the Ultra 80 workstation has the highest memory bandwidth in our workstation product line with uniprocessor, dual-processor, and quad-processor configuration, and is well-suited for simulation, design and analysis, modeling and virtual prototyping, animation, imaging and visualization, medical imaging, research and development and financial modeling.

  Enterprise Servers

     Our Sun Enterprise(TM) servers consist of workgroup servers, mid-range servers and data center/high-performance computing servers. These products run enterprise mission critical application environments, directories, databases, websites and many other applications. They offer significant scalability, reliability, availability, serviceability and performance. In addition, enterprise servers share common components and offer binary compatibility for all application environments because they all run the Solaris Operating Environment on the UltraSPARC architecture. The primary competitive differentiators for these products in the marketplace are their performance, scalability and reliability. Scalability refers to a system's ability to add resources such as additional microprocessors, memory or input/output to increase performance without adding complexity. Reliability refers to the system's ability to run continuously without interruption. These two important attributes in our enterprise server products help our customers avoid costly architecture migrations and downtime that can result from increasing business demands.

     Workgroup Servers. We offer six workgroup server products: the Sun Enterprise Ultra 5S and 10S, and the Sun Enterprise 220R, 250, 420R and 450. For workgroup computing, the Sun Enterprise Ultra 5S and 10S servers are cost-effective, fast, PCI-based systems. An entry-level server, the Sun Enterprise Ultra 5S is an option for companies that need to reduce costs and save space. An option for business-critical network service, the Sun Enterprise Ultra 10S server supports up to four PCI expansion slots, and two enhanced IDE disks. Affordable pricing and flexible growth path make the Sun Enterprise Ultra 5S and 10S excellent web or dedicated application servers that support e-mail, print and file requirements.

     The Sun Enterprise 220R server is built to deliver reliable system performance in a compact package. The Sun Enterprise 220R server has two-way multiprocessing, fast memory, and networking and expansion options in a highly integrated, rackable form factor. The powerful, reliable Sun Enterprise 220R server is ideal for cost-conscious service providers. The Sun Enterprise 250 server can be configured with up to two microprocessors, six Ultra SCSI disks, remote system control, multiple independent data paths, and multiple redundancy to provide customers with high performance, high throughput, and high reliability for business critical applications. The Sun Enterprise 250 server is an option for any remote office or enterprise environment and can host electronic mail, websites, directory databases and many other applications.

     Designed for maximum processor density and system performance, the scalable, reliable Sun Enterprise 420R server delivers up to four-way multiprocessing, in a rack-ready form factor. The UPA crossbar-switch interconnect, PCI local bus and Ultra SCSI disks provide maximum throughput. Its integrated design and high performance fit the profile for Internet, applications, network services, financial services, E-commerce, and compute farms. The Sun Enterprise 450 server provides the scalability, performance and reliability for critical business needs. The Sun Enterprise 450 server supports up to four microprocessors and utilizes high speed interconnect and offers 10 PCI slots, which allow the Sun Enterprise 450 server to scale as application demand grows. The Sun Enterprise 450 server provides the reliability, availability and scalability needed for demanding applications and solutions such as groupware, distributed database applications, clustering, enterprise resource planning as well as e-mail and Internet/intranet services.

     Mid-Range Servers. Our mid-range servers offer scalability supporting up to eight processor configurations in the Sun Enterprise 3500 server and up to thirty processor configurations in the Sun Enterprise 6500 server. The entry level Sun Enterprise 3500 server is a powerful, scalable, versatile and upgradeable departmental server in a compact package. The Sun Enterprise 4500 server is expandable up to 14 processors and is one of our most modular and powerful departmental servers, offering outstanding performance and the ability to scale system performance and capacity as needs grow. The Sun Enterprise 5500 server is also expandable up to 14 processors and is packaged in a rack configuration allowing the bundling of additional storage in a single enclosure. Finally, the Sun Enterprise 6500 server provides customers the ability to deploy large scale, mission critical applications in a network-based environment. The Sun Enterprise 6500 server offers the performance and availability required for mainframe-class mission-critical applications. Our mid-range servers are utilized for E-commerce, databases, decision support, data mining and warehousing, telecommunications, enterprise resource planning and network file system support.

     Data Center/High-Performance Computing Servers. In the data center/high-performance computing server group, we offer the Sun Enterprise 10000 server, one of the most scalable UNIX systems in the marketplace which incorporates mainframe features such as dynamic partitioning (Dynamic System Domains) and a supercomputer-class Gigaplane-XB(TM) interconnect. The Sun Enterprise 10000 server is designed to offer greater performance and lower total cost of ownership than mainframe products. The Sun Enterprise 10000 server is used for consolidations, application migrations, data mining and warehousing, custom applications, on-line transaction support, enterprise resource planning and databases.

  Information Appliances

     The Sun Ray(TM) 1, Sun Ray 100 and Sun Ray 150 enterprise appliances, with their Sun Hot Desk technology, are easy-to-use, low-cost networked devices. Unlike personal computers which require an operating system and applications running locally on the desktop, the Sun Ray appliances allow for instant access to existing applications and resources on the network, regardless of the underlying platform.

  Network Storage

     Our Network Storage systems and software also support our strategy of providing products and technologies to network computing environments. Through our broad product line, we are able to deliver not only storage connectivity, but also storage intelligence to the network across multiple operating environments, including NT. The Sun StorEdge(TM) line of disk storage, tape backup, management software and data services address workgroup to enterprise requirements with solutions for server-attached storage, network-attached storage, consolidated storage networks and storage area networks.

     Arrays. The Sun StorEdge T3 family of disk arrays are highly available, easy-to-manage, easily serviceable storage systems. Their unique design is based on a simple building block concept, combining advanced RAID (Redundant Array of Independent Disks) technology with industry-standard fibre channel technology in a scalable package. Combining building blocks creates a high-performance, highly available network storage system that can be centrally administered. Sun StorEdge T3 disk array solutions are flexible enough for the workgroup, the enterprise, the data center, and everything in between. With the unique ability to scale in three dimensions -- capacity, performance, and availability -- the Sun StorEdge T3 array allows the storage system to grow as storage needs grow.

     Sun StorEdge A5100/A5200 arrays are all fibre channel storage systems for high performance data warehousing or high bandwidth applications. The arrays offer cluster support for mission critical availability and performance. Both the Solaris and NT platforms are supported.

     The Sun StorEdge A3500/A3500FC arrays feature a high-availability design and outstanding performance and capacity for OLTP (Online Transaction Processing) applications and departmental-level storage requirements. They also offer cluster support for OLTP applications. The arrays scale from disks to dual controller, high performance, high availability storage.

     The Sun StorEdge A1000/D1000 products provide a building-block solution for workgroups and small departments. These products offer a high-performance, affordable, and versatile storage solution. These expandable RAID and JBOD (Just a Bunch of Disks) systems allow customers to customize their storage environments as a stand-alone device offered with or without a controller and to provide optimum scalability as a rack-mounted solution.

     Tape Backup. Our tape automation products provide the flexibility, scalable capacity, and high performance to meet the needs of the workgroup to the enterprise. Sun offers tape autoloaders, small-footprint libraries, and large capacity, fast-access tape backup and restore solutions for mission-critical data centers. The complete family of Sun StorEdge tape libraries has been designed using leading robotics technology.

     Media Services. The Sun StorEdge Media Central platform is a flexible digital media services platform that bridges professional audio and video to the Web. Sun StorEdge Media Central Streaming Server software bridges the gap between traditional broadcast and emerging digital content with an open, extensible, and cost-effective video streaming server. The software enables high-quality video streaming over the Net.

     Network Attached Storage (NAS). From the pioneer of the NFS protocol comes the Sun StorEdge N8200 filer -- a high-performance, low-latency NAS device that is as easy to install as it is to use. The Sun StorEdge N8200 filer enables customers to share data via NFS or Common Internet File Service (CIFS) with any client that supports either protocol. The filer is the first in the Sun StorEdge N8000 filer product family of NAS devices. Sun's flexible architecture scales both vertically and horizontally, giving customers the option to add more storage to their filer or add more filers to their network as needed.

     Storage Software. Sun StorEdge Management Console serves as the storage management framework for Java technology-based management plug-ins, making it easier to operate, administer, and maintain storage area networks.

     Sun StorEdge Component Manager, a Sun StorEdge management plug-in, gives system administrators and service personnel an easy-to-use, graphical way to monitor, control, and maintain Sun StorEdge arrays. The software provides event logging, alarm indicators, and remote problem notification via e-mail. Command panels provide simple access to control disks and their enclosures for maintenance operations.

     Sun StorEdge Instant Image software increases the availability of online data by taking snapshots of live data for decision support, backups, loading data warehouses, migrating data, or even for developing and testing applications using actual production data. Snapshots are instantly accessible and can be quickly resyn-chronized. The software is completely open with support for copying across multi-vendor storage connected to a server utilizing the Solaris Operating Environment.

     Sun StorEdge Network Data Replicator (Sun SNDR) software protects information assets by enabling the replication of data between physically separated servers -- in real time and from any distance. Sites can be connected by any standard media that supports IP -- resulting in easy integration into existing environments and lower network provisioning costs. Sun SNDR is also a completely open solution, with support for copying across multi-vendor storage connected to a server utilizing the Solaris Operating Environment.

     Sun also offers a variety of backup and data services software. VERITAS NetBackup provides backup/ restore for thousands of users and high performance hot database backup for Oracle, Sybase, Informix and SAP databases. Solstice Backup(TM) software is a workgroup and departmental solution, optimized for backups of local data. VERITAS Volume Manager, VERITAS File System, and Sun StorEdge LibMON(TM) provide flexible, cost effective information management, allowing more effective utilization of storage resources.

     Jiro(TM) Technology. Jiro technology is the foundation for making storage networks open and manageable. Designed to simplify storage network management and reduce costs, Jiro technology introduces the concept of a standard management domain that includes base management services such as events, logging, lookup, scheduling, security, and transactions. Leveraging Simple Network Management Protocol (SNMP) and Customer Information Management (CIM), the technology enables the easy management of a wide variety of devices. With Jiro technology, tasks that typically require manual intervention can be handled gracefully, reliably, and transparently.

  Microprocessors and Computer Board Platforms

     This group creates the UltraSPARC and MAJC microprocessors for Sun's system products and provides OEM customers with a wide range of products, including microprocessors, chipsets, computer board platforms, technology licenses, silicon and system design kits and consulting services.

SOFTWARE SYSTEMS

  Solaris Operating Environment

     The Solaris product line includes desktop, intranet, Internet Service Provider (ISP) and enterprise operating environments for SPARC and Intel platforms. The Solaris Operating Environment is a high performance, highly reliable, scalable and secure operating environment that is easy to install and use, optimized for the Java platform and supports more than 12,000 applications. The Solaris Operating Environment is optimized for enterprise computing, internet and intranet business requirements, powerful databases and high performance technical computing environments.

     We also provide software solutions that focus on network management and network security that complement our server and storage product offerings. In addition, we provide Solaris and Java-based tools for software developers who create high performance applications for enterprises, telecommunications and the Internet.

  Java Technology

     Our Java platform is one of the first widely accepted application environments to allow development of application software independent of the underlying operating system or microprocessor. Sun expanded the definition and availability of the Java platform and extended it to the smallest devices, such as smart cards, mobile phones, digital set top boxes, and residential gateways with the Java 2 Platform, Micro Edition (J2ME(TM)) technology, as well as to the enterprise with our Java 2 Platform, Enterprise Edition (J2EE(TM)) technology. These new Java platform editions address very different markets, yet share a common core architecture and Application Programming Interface (API) set. These platforms complement our Java 2 Platform, Standard Edition (J2SE(TM)) technology, which is used on personal computers and workstation clients.

     The Java Development Kit enables developers to create and run both applets (which are miniature applications written in the Java programming language) that run inside a compatible web browser, as well as applications that run outside of a browser.

  Jini(TM) Connection Technology

     Jini connection technology is based upon a simple concept, that network devices should work together simply and dynamically. There are three Jini software technology offerings: the Jini Starter Kit, the Jini Technology Core Platform Compatibility Kit, and the JavaSpaces(TM) Technology Kit. These products contain components of the Jini technology to assist developers in creation and deployment of new Jini services.

  StarOffice(TM) Productivity Suite

     StarOffice is a premium office productivity suite which runs native on all major operating environments and platforms including Solaris, Microsoft Windows 95/98/NT, Linux, OS/2, and Java. It has a fully integrated set of powerful applications which provide word processing, spreadsheet, graphic design, presentations, database access, HTML editor, mail/news reader, event planner, and formula editor tools.

  Forte(TM) Developer Tools

     We develop and market software development tools designed to aid in application development and integration. Forte(TM) tools development environments for programming in C, C++, and Java languages help developers to be more productive in creating fast, reliable, and scalable applications.

NETWORK SERVICE PROVIDER

     For telecommunication, cable, wireless and network equipment providers, our Netra(TM) servers provide NEBS (Network Equipment Building Standard) compliant, carrier grade, high-availability solutions for mission critical applications. The Netra telecommunication servers are all based on the scalable SPARC architecture and Solaris Operating Environment.

     Netra(TM) t1 Server. The Netra t1 server offers high availability at low cost with features such as automatic server restart, hot-pluggable disks and lights-out management, which allow providers to remotely manage power status and monitor system health. The Netra t1 server was specifically designed for network service providers offering a compact chassis that can be easily stacked into existing racks.

     Netra t 1120/t 1125 Servers. Netra t 1120/t 1125 are NEBS certified, carrier-grade servers which allow network service providers to deploy mission critical applications and services outside the central office. The Netra t 1120 server is for DC power environments, whereas the Netra t 1125 server is for AC power environments. The Netra t 1120/t 1125 servers are used by telecommunications and service provider customers for network policy management, directory, load balancing, security, voice messaging and many other applications.

     Netra t 1400/t 1405 Servers. High-performance, rackable Netra t 1400/t 1405 carrier-grade servers provide hot-swap AC or DC power and disks, lights-out management, telecommunication alarms, and high-availability cluster support which are ideal systems for telecommunication and service-provider environments.

     Netra ft(TM) 1800 Server. The Netra ft 1800 is a fault tolerant server offering customers NEBS compliance and extreme reliability. It is specifically designed for central office and data networking environments for running mission critical applications. The Netra ft 1800 server has been designed to eliminate all single points of failure in order to provide continuous availability. The Netra ft 1800 server is used for network management and telecommunications applications.

     Netra st A1000/D1000 Servers. Netra st A1000/D1000 storage servers support up to 108 GB of disk and feature 10,000-rpm, 9.1-GB drives for high performance. They offer a choice of AC or DC power configurations, and their redundant, modular, hot-swap components make it easy to redeploy and service while online.

     Netra st D130 Server. The Netra st D130 server delivers cost-effective incremental storage for service providers, with a rack-mount-ready 1U form factor that fits standard racks for increased density. Its back- and front-accessible hot-swap drives mean easy serviceability, and the choice of AC or DC power makes it the flexible choice for ISPs.

ENTERPRISE SUPPORT, EDUCATION, AND PROFESSIONAL SERVICES

     We are one of the largest network computing systems providers worldwide, with over 1.2 million network systems supported by Sun's products and technologies and with support available in over 170 countries. The SunSpectrum(SM) support services product offerings allow customers the power and flexibility to customize their support services contracts. Customers can choose from different support contract offerings that range from mission-critical to self-support options. Each contract type is specifically designed to provide our customers with the support they require to ensure high availability and continuous operation.

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

THE SUN-NETSCAPE ALLIANCE

     In March 1999, we formed the Sun-Netscape Alliance, which is focused on providing software applications and professional services that provide enterprise customers and service providers with the ability to put their businesses on the Internet quickly and to scale to meet rapid increases in demand. With products such as the Netscape Navigator(TM) browser, iPlanet products including a web server, application server, directory, mail and E-commerce applications, this Alliance is uniquely positioned to provide technologies and products that better support enterprises and service providers. In addition, Alliance products support the Solaris Operating Environment, NT, HP-UX, AIX and Linux operating systems.

SALES, DISTRIBUTION AND MARKETING

     We maintain a presence in most major markets and sell computer systems, software and services to our customers worldwide through a combination of direct and indirect channels. We also offer component products such as central processing unit (CPU) chips, application specific integrated circuits (ASICs) and embedded boards on an OEM basis to other hardware manufacturers, and supply after-market and peripheral products to their end-user installed base, both directly and through independent distributors and resellers.

     Our direct sales force sells to selected end-user accounts and numerous indirect channels. Each sales force is compensated on a channel-neutral basis to reduce potential channel conflict between distribution partners. Our distribution partners include:

     - systems integrators, both government and commercial, who serve the market for large commercial projects requiring substantial analysis, design, development, implementation and support of custom solutions;

     - master resellers who supply product and provide product marketing and technical support services to our smaller VARs;

     - VARs who provide added value in the form of software packages, proprietary software development, high-end networking integration, vertical integration, vertical industry expertise, training, installation and support;

     - OEMs who integrate our products with their hardware and software; and

     - independent distributors who primarily cover foreign markets in which we do not have a direct presence.

     The growth and management of the reseller channels is very important to our future revenues and profitability. Channel partners account for more than 50% of our revenues and will continue to play a key role in providing the value, service and support critical to our long-term success.

     Our direct systems sales force serves educational institutions, software vendors, governments, businesses and other strategic accounts. We have approximately 135 sales and service offices in the United States and approximately 190 sales and service offices in 44 other countries. In addition, we use independent distributors in approximately 150 countries, sometimes with other resellers and direct sales operations.

     Our revenues from outside the United States, including those from end-users, resellers and distributors were approximately 47% of our total revenues in fiscal 2000 and 1999 and 45% of total revenues in fiscal 1998. If we are unable to continue generating substantial revenues from international sales our business could be adversely affected. Our ability to sell our products internationally is subject to the following risks:

     - general economic and political conditions in each country could adversely affect demand for our products and services in these markets;

     - currency exchange rate fluctuations could result in lower demand for our products, as well as generate currency translation losses;

     - changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business in these jurisdictions; and

     - trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market and increase our operating costs.

     Direct sales we make in countries outside of the United States are generally priced in local currencies and can be subject to currency exchange fluctuations. The net impact of currency fluctuations on net revenues and operating results cannot be precisely measured as our product mix and pricing change over time in various markets, partially in response to currency movements. Our results of operations could be harmed by factors such as changes in foreign currency rates or real economic conditions in the foreign markets in which we distribute our products. We are primarily exposed to changes in exchange rates on the Japanese yen, British pound, and Euro. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales decreases. When the U.S. dollar weakens against these currencies, the dollar value of non-U.S. dollar-based sales increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Overall we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar, and are adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect our consolidated sales and operating margins as expressed in U.S. dollars. To minimize currency exposure gains and losses, we borrow funds in local currencies, enter into forward exchange contracts, purchase foreign currency options and promote natural hedges by purchasing components and incurring expenses in local currencies, whenever feasible.

     Our sales to overseas customers are made under export licenses that must be obtained from the United States Department of Commerce. Protectionist trade legislation in either the United States or other countries, such as a change in the current tariff structures, export compliance laws or other trade policies, could adversely affect our ability to sell or to manufacture in international markets. Furthermore, revenues from outside the United States are subject to inherent risks, including the general economic and political conditions in each country. Sales to or through C. Itoh Technoscience Co. Ltd., Fujitsu, Ltd. and Toshiba Corporation together represent a significant portion of Sun's revenues in Japan. If the economic trends in Japan significantly worsen in a quarter or decline over an extended period of time, our results of operations and cash flows could be adversely affected. In addition, although we have experienced U.S. dollar revenue growth in the European marketplace on a year over year basis, there can be no assurance that such trends will continue. In particular, if capital spending declines in certain countries or industries over an extended period of time our results of operations and cash flows could be adversely affected.

     Sales to General Electric Company (GE) accounted for approximately 19%, 15% and 14% of our fiscal 2000, 1999 and 1998 net revenues, respectively. The revenues in fiscal 2000, 1999 and 1998 were primarily generated by two GE subsidiaries: (1) MRA Systems, Inc., a reseller, (16%, 14% and 14% of net revenues in 2000, 1999 and 1998, respectively), acquired by GE in fiscal 1999; and (2) GE Capital, a finance/leasing company (3%, 1%, and none of net revenues in fiscal 2000, 1999 and 1998, respectively). Revenue is generated with the finance/leasing company whenever a Sun customer elects to lease equipment; in such cases, Sun sells the equipment to the leasing company. Our business could be adversely affected if this customer or another significant customer terminated its business relationship with us or significantly reduced the amount of business it did with us. Also, see Note 13, "Industry Segment, Geographic, and Customer Information," of Notes to Consolidated Financial Statements incorporated by reference herein for additional information concerning sales to foreign customers and business segments.

     Our marketing activities include advertising in computer publications and the business press, direct mailings to customers and prospects, televised programs and attendance at trade shows. We maintain a customer resource program, Sunergy (SM), which includes live interactive satellite broadcasts and provides electronic access to newsletters and technical information. We also sponsor a series of seminars to specific resellers, university customers, end-users and government customers and prospects designed to familiarize attendees with the capabilities of the Sun product line.

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

     Our order backlog at June 30, 2000 was approximately $1,837 million, compared with approximately $825 million at June 30, 1999. Our backlog includes only orders for which a delivery schedule within six months has been specified by the customer. Backlog levels vary with demand, product availability and our delivery lead times and are subject to significant decreases as a result of, among other things, customer order delays, changes or cancellations. As such, backlog levels are not a reliable indicator of future operating results.

CUSTOMER SERVICE AND SUPPORT

     We provide expertise in heterogeneous network computing through a full range of global services, including support services (systems support for hardware and software), educational services (education consulting, skills migration and training) and professional services (IT consulting, systems integration and system/network management). Sun assists both technical and commercial customers, supporting more than 1.2 million systems in more than 170 countries, training more than 75,000 students annually, and providing consulting, integration and operations assistance to IT organizations worldwide.

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

     We offer a variety of warranties for parts and labor on hardware products, ranging from one year up to five years from date of sale and a limited warranty on software, generally for 90 days from date of sale. We service products during the warranty period and provide contract service after the initial product warranty has expired. Post-warranty support services are primarily offered through a tiered support program called SunSpectrum service. This service offers four levels of differentiated support that package hardware, software and peripherals in a single price support service. Warranty and post-warranty services are provided through 36 solution centers worldwide.

     Our education services offer comprehensive skills migration, enterprise consulting and courseware. Consultants can perform needs analysis, skills assessment and migration, curriculum design and course customization. Instructor-led courseware addresses the education needs of many customers including managers, operators, developers, system administrators, and end-users. As an alternative to the classroom, our customers may select technology-based training options including our web-based learning solution which is available to those having Internet access, built on the Java platform, and provides modular courses on the Jini connection technology. Additionally, we provide interactive training products on CD-ROM which can be geared for various levels of expertise.

     In professional services, we provide the people, processes and technology to deliver single point-of-contact solutions tailored to meet customer needs. Our technical and project management experts help customers plan, implement, and manage heterogeneous computing environments. Our consultants also help design IT architectures and plan migrations from legacy systems to network computing. To implement solutions, integration experts help customers develop and deploy distributed computing environments for new applications. To keep the environment operating at peak performance, operations experts help customers manage the complexity of the heterogeneous systems and networks. In addition, we help with all phases of creating and implementing Internet solutions. Investments have been made in competencies in Internet and Java technologies, business applications and systems and network management.

     Certain complex systems we sell require a high level of implementation support and consequently, a customer's acceptance of such systems may be delayed in the event Sun does not provide a sufficient level of such service. Delays in customer acceptance could seriously harm our business.

PRODUCT DEVELOPMENT

     Our research and product development programs are intended to sustain and enhance our competitive position by incorporating the latest worldwide advances in hardware, software, graphics, networking, data communications and storage technologies. The product development efforts conducted within each of our businesses are focused on enhancing the performance, reliability, availability, and serviceability of our hardware and systems software. Additionally, we remain focused on system software platforms for Internet and intranet applications, telecommunications and next generation service provider networks, developing advanced workstation and server architectures, as well as designing application-specific integrated circuits and software for networking and distributed computing. Sun's product development continues to focus on the high-performance and high availability implementation of existing standards and the development of new technology standards.

     We conduct research and development worldwide principally in the United States, France, United Kingdom, Ireland, Japan, India and Israel. Research and development expenses were approximately $1,630 million, $1,280 million and $1,029 million in fiscal 2000, 1999 and 1998, respectively. In recent years, our research and development efforts have focused increasingly on the Java architecture, iPlanet Internet infrastructure software, Solaris software and SPARC microprocessors. We believe that software development provides and will continue to provide significant competitive differentiation. Therefore, we devote substantial resources to the development of workgroup software, networking and data communications, high availability software and video, graphics, disk array, object technology and the software development environment, including developer tools.

     The products we make are very complex and if we are unable to rapidly and successfully develop and introduce new products, we will not be able to satisfy customer demand. We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that our customers choose to buy. If we are unable to develop new products, our business and operating results would be adversely affected. We must quickly develop, introduce and deliver in quantity new, complex systems, software, and hardware products and components, including our UltraSPARC microprocessors, the Solaris Operating Environment, our intelligent storage products and other software products, such as those products under development or to be developed under our alliance with AOL. The development process for these complicated products is very uncertain. It requires high levels of innovation from both our product designers and our suppliers of the components used in our products. The development process is also lengthy and costly. If we fail to accurately anticipate our customers' needs and technological trends or are otherwise unable to complete the development of a product on a timely basis, we will be unable to introduce new products into the market on a timely basis, if at all, and our business and operating results would be adversely affected. In addition, the successful development of software products under our alliance with AOL depends on many factors, including our ability to work effectively within the alliance on complex product development and any encumbrances that may arise from time to time may prevent us from developing, marketing or selling these alliance software products. If we are unable to successfully develop or market or sell the alliance software products, or other software products, our business and operating results could be adversely affected. Software and hardware products such as ours may contain known as well as undetected errors and these defects may be found following introduction and shipment of new products or enhancements to existing products. Although we attempt to fix errors that we believe would be considered serious by our customers prior to shipment, we may not be able to detect or fix all such errors, and this could result in lost revenues, and could be detrimental to our business and reputation.

     Delays in product development or customer acceptance and implementation of new products and technologies could adversely affect our business. Delays in the development and introduction of our products may occur for various reasons. For example, delays in software development could delay shipments of related new hardware products. Generally, the computer systems that we sell to customers incorporate many of our hardware and software products, such as the UltraSPARC microprocessor, the Solaris Operating Environment and intelligent storage products. Any delay in the development of the software and hardware included in our systems could delay our shipment of these systems.

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

MANUFACTURING AND SUPPLY

     Our manufacturing operations consist primarily of final assembly, test and quality control of systems, materials and components. We manufacture in California, Oregon, and Scotland, and distribute from California, the Netherlands and Japan. We have continued efforts to simplify the manufacturing process by reducing the diversity of system configurations offered and increasing the standardization of components across product types.

     Our reliance on single source suppliers could delay product shipments and increase our costs. We depend on many suppliers for the necessary parts and components to manufacture our products. There are a number of vendors producing the parts and components that we need. However, there are some components that can only be purchased from a single vendor due to price, quality or technology reasons. For example, we depend on Sony for various monitors and on Texas Instruments for our SPARC microprocessors. If we were unable to purchase the necessary parts and components from a particular vendor and we had to find a new supplier for such parts and components, our new and existing product shipments could be delayed, adversely affecting our business and operating results.

     Our future operating results depend on our ability to purchase a sufficient amount of components to meet the demands of our customers. We depend heavily on our suppliers to timely design, manufacture and deliver the necessary components for our products. While many of the components we purchase are standard, we do purchase some components, specifically color monitors and custom memory integrated circuits such as Static Random Access Memories (SRAMS) and Video Random Access Memories (VRAMS), that require long lead times to manufacture and deliver. Long lead times make it difficult for us to plan component inventory levels in order to react to changes in customer demand for our products. In addition, in the past, we have experienced shortages in certain of our components (specifically Dynamic Random Access Memories (DRAMS) and SRAMS). During times of component shortages, we can experience significant cost increases that can materially affect our operating results. If a component delivery from a supplier is delayed, if we experience a shortage in one or more components or if we are unable to provide for adequate levels of component inventory, our new and existing product shipments could be delayed and our business and operating results could be adversely affected.

     Since we order our components (and in some cases commit to their purchase) from suppliers in advance of receipt of customer orders for our products that include these components, we face a substantial inventory risk. As part of our component inventory planning, we frequently pay certain suppliers well in advance of receipt of customer orders. For example, we often enter into noncancelable purchase commitments with vendors early in the manufacturing process of our microprocessors to make sure we have enough of these components for our new products to meet customer demand. Because the design and manufacturing process for these components is very complicated it is possible that we could experience a design or manufacturing flaw that could delay or even prevent the production of the components for which we have previously committed to pay. We also face the risk of ordering too many components, or conversely, not enough components, since the orders are based on the forecasts of customer orders rather than actual orders. If we cannot change or be released from the noncancelable purchase commitments, we could incur significant costs from the purchase of unusable components, due to a delay in the production of the components or as a result of inaccurately predicting component orders in advance of customer orders. Our business and operating results could be adversely affected as a result of these increased costs.

     The manufacture and introduction of our new hardware and software products is also a complicated process. Once we have developed a new product we face the following challenges in the manufacturing process:

     - we must be able to manufacture new products in high enough volumes so that we can have an adequate supply of new products to meet customer demand;

     - we must be able to manufacture the new products at acceptable costs to price them competitively. This requires us to be able to accurately forecast customer demand so that we can size our supply chain capacity correctly to balance cost with product availability. Forecasting demand requires us to predict order volumes, the correct mixes of our software and hardware products and the correct configurations of these products;

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

     If we were unable to timely develop, manufacture and introduce new products in sufficient quantity to meet customer demand at acceptable costs or if we were unable to correctly anticipate customer demand for our new products, our business and operating results could be adversely affected.

COMPETITION

     If we are unable to compete effectively with existing or new competitors, our resulting loss of competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability and loss of market share. We compete in the hardware and software products and services markets. These markets are intensely competitive. If we fail to compete successfully in these markets, the demand for our products would decrease. Any reduction in demand could lead to a decrease in the prices of our products, fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability, and loss of market share. These competitive pressures could adversely affect our business and operating results.

     Our competitors are some of the largest, most successful companies in the world. They include Hewlett-Packard Company (HP), International Business Machines Corporation (IBM), Compaq Computer Corporation (Compaq) and EMC Corporation (EMC). Our future competitive performance depends on a number of factors, including our ability to perform the following:

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

     We also compete with systems manufacturers and resellers of systems based on microprocessors from Intel Corporation (Intel) and Windows NT operating system software from Microsoft Corporation (Microsoft). These competitors include Dell Computer Corporation, HP and Compaq, in addition to Intel and Microsoft. This competition creates increased pressure, including pricing pressure, on our workstation and lower-end server product lines. As always, we expect this competitive pressure to continue to intensify during our fiscal year 2001 with the anticipated releases of new software products from Microsoft and new microprocessors from Intel.

     The computer systems that we sell are made up of many products and components, including workstations, servers, storage products, microprocessors, the Solaris Operating Environment and other software products. In addition, we sell some of these components separately and as add-ons to installed systems. If we are unable to offer products and services that compete successfully with the products and services offered by our competitors or that meet the complex needs of our customers, our business and operating results could be adversely affected. In addition, if in responding to competitive pressures, we are forced to lower the prices of our products and services and we are unable to reduce our component costs or improve operating efficiencies, our business and operating results would be adversely affected.

     Over the last three years, we have invested significantly in our storage products business with a view to increasing the sales of these products both on a stand-alone basis to customers using the systems of our competitors and as part of the systems that we sell. The intelligent storage products business is intensely competitive. EMC is currently the leader in this market. To the extent we are unable to penetrate this market and compete effectively, our business and operating results could be adversely affected. In addition, we will be making significant investments over the next few years to develop, market and sell software products under our alliance with AOL and have agreed to significant minimum revenue commitments. These alliance products are targeted at the E-commerce market and are strategic to our ability to successfully compete in this market. If we are unable to successfully compete in this market, our business and operating results could be adversely affected.

     We have encouraged the use of SPARC technology as a standard in the computer marketplace by licensing much of the technology and promoting open interfaces to the Solaris Operating Environment, as well as by offering microprocessors and enabling technologies to third party customers. As a result, several licensees also offer products based on the Solaris Operating Environment and the SPARC architecture that compete directly with our products, primarily in the desktop markets. We have also worked to make our Java technology a programming standard for complex networks. We develop applications, tools and systems platforms, as well as work with third-parties to create products and technologies, in order to continue to enhance the Java platform's capabilities. As part of this effort, we license Java technology widely to encourage competitors of Sun to also develop products competing with these applications, tools and platforms.

PATENTS, TRADEMARKS AND LICENSES

     We have used, registered, and/or applied to register certain trademarks and service marks to distinguish genuine Sun Microsystems products, technologies and services from those of its competitors in the U.S. and in foreign countries and jurisdictions. We enforce our trademark, service mark and trade name rights in the U.S. and abroad.

     We hold a number of U.S. and foreign patents relating to various aspects of our products and technology. While we believe that patent protection is important, we also believe that patents are of less competitive significance than factors such as innovative skills and technological expertise.

     We have from time to time been notified that we may be infringing certain patents or other intellectual property rights of others, although no material litigation has arisen out of any of these claims. Several pending claims are in various stages of evaluation. We are evaluating the desirability of entering into licensing agreements in certain of these cases. Based on industry practice, we believe that any necessary licenses or other rights could be obtained on commercially reasonable terms. However, no assurance can be given that licenses can be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights, or litigation arising out of such claims, could adversely affect our business.

EMPLOYEES

     As of September 12, 2000, we had approximately 38,900 employees (at June 30, 2000 we had approximately 36,700 employees). We depend on key employees and face competition in hiring and retaining qualified employees. Our employees are vital to our success, and our key management, engineering and other employees are difficult to replace. We expect to continue to increase the number of our employees to support our growth. We generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. The expansion of high technology companies in Silicon Valley and Colorado, as well as many other cities, has increased demand and competition for qualified personnel. We may not be able to attract, assimilate or retain additional highly qualified employees in the future and this could harm our business.

ADDITIONAL FACTORS AFFECTING OUR BUSINESS

OUR ACQUISITION AND ALLIANCE ACTIVITIES COULD DISRUPT OUR ONGOING BUSINESS.

     We intend to continue to make investments in companies, products and technologies, either through acquisitions or investment alliances. For example, we have purchased several companies in the past and formed alliances, including our alliance with AOL. Acquisitions and alliance activities often involve risks, including:

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

RECENT DEVELOPMENTS

     On September 19, 2000, we entered into an agreement pursuant to which Sun will acquire Cobalt Networks, Inc. (Cobalt) in a stock-for-stock merger. Cobalt is a leading supplier of server appliance products -- easy to use and cost effective devices that function as engines for the delivery of network-based services. Under the terms of the merger agreement, each share of Cobalt common stock will be converted into 0.5 shares of Sun's Common Stock resulting in an aggregate purchase price of approximately $2.0 billion. This acquisition will be accounted for as a purchase and is expected to be completed during Sun's second quarter of fiscal 2001, which ends December 31, 2000. The closing of the acquisition is subject to governmental approvals, Cobalt shareholder approval and customary closing conditions.

ITEM 2. PROPERTIES

     We conduct our worldwide operations using a combination of leased and owned facilities. While we believe we have sufficient facilities to conduct business during fiscal 2001, we will continue to lease and acquire facilities throughout the world as necessary. Our utilization rate for the owned properties noted below is approximately 85% as of June 30, 2000:

                                                            SQUARE     SQUARE FOOTAGE
                                               ACRES OF   FOOTAGE OF       UNDER
LOCATION                                         LAND      FACILITY     CONSTRUCTION
--------                                       --------   ----------   --------------
Bagshot, United Kingdom......................      3         30,000            n/a
Broomfield, Colorado.........................    123        730,000        175,000
Burlington, Massachusetts....................    158        550,000        300,000
Farnborough, United Kingdom..................     40            n/a        240,000
Linlithgow, Scotland.........................     24        230,000            n/a
Menlo Park, California.......................     57      1,000,000            n/a
Newark, California...........................    106        700,000        260,000
Palo Alto, California........................     12        260,000            n/a
Santa Clara, California......................     82        630,000        400,000
                                                 ---      ---------      ---------
          Total..............................    605      4,130,000      1,375,000
                                                 ===      =========      =========

     As of June 30, 2000, we also lease approximately 7.5 million square feet, including 3.0 million square feet in the San Francisco Bay Area. The remaining leased space is located in approximately 325 sales and service offices around the world. Our utilization rate for these leased properties is approximately 87% as of June 30, 2000.

     We are planning to build various facilities to support our growth. In fiscal 2001, we will begin construction of approximately: (1) 800,000 square feet of space in Newark, California; (2) 180,000 square feet of space in Farnborough, United Kingdom; (3) 480,000 square feet of space in Burlington, Massachusetts; and (4) 900,000 square feet of space in Broomfield, Colorado. The California and United Kingdom facilities are currently estimated to be completed in various phases through fiscal 2002. The Massachusetts and Colorado facilities are currently estimated to be completed in various phases through fiscal 2003. In addition, we own approximately 82 acres of land in Newark, California.

     A substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults. We are uninsured and do not fund for earthquake-related losses. In addition, we face risks to the extent that our suppliers of products, services and systems and others with whom we do business on a worldwide basis are impacted by an earthquake. As a result, our business, financial condition or operating results could be materially adversely affected in the event of a major earthquake.

ITEM 3. LEGAL PROCEEDINGS

     On October 7, 1997, we filed suit against Microsoft Corporation (Microsoft) in the United States District Court for the Northern District of California alleging breach of contract, trademark infringement, false advertising, unfair competition, interference with prospective economic advantage and inducing breach of contract. We filed an amended complaint on October 14, 1997. Microsoft filed its answer, affirmative defenses and counterclaims to the amended complaint. The counterclaims include breach of contract, breach of the covenant of good faith and fair dealing, violation of the California Business & Professions Code and declaratory judgment. On March 24, 1998, the federal district court ruled in our favor granting a preliminary injunction motion directing Microsoft to cease using our Java Compatible Logo(TM) on Microsoft products that failed to pass the applicable test suites from Sun. In addition, on May 12, 1998, we filed a second amended complaint alleging copyright infringement by Microsoft, and motions requesting further preliminary injunctive relief directed against the planned release by Microsoft of additional products that failed to pass our applicable test suites. Following a hearing on such motions on September 4, 1998, on November 17, 1998, the District Court issued an Order granting, in substantial part, our request for Preliminary Injunctions. On December 15, 1998, Microsoft filed notice of its intent to appeal the District Court's Order and on December 18, 1998, Microsoft filed Motions with the District Court to extend the time for compliance with the Order and to clarify or modify the Order. On December 29, 1998 the District Court issued a further Order directing the parties to schedule a settlement conference with respect to certain issues before a designated magistrate or a mutually-selected individual. On January 13, 1999, Microsoft filed an appeal to the Order. The parties complied with the federal district court's Order to engage in a settlement conference, but significant issues were not able to be resolved and the litigation continues. On May 24, 1999, the District Court issued tentative rulings on three pending Motions for Summary Judgment which were argued on June 24, 1999. An appellate argument before the Ninth Circuit Court of Appeals relating to the November 1998 preliminary injunction granted in our favor occurred on June 16, 1999. On August 23, 1999, a three-judge panel of the Ninth Circuit Court of Appeals issued an opinion and ruling on Microsoft's appeal to that Court of the November 1998 preliminary injunction issued by the District Court. The Ninth Circuit panel, in its ruling, found sufficient evidence in the record to support the District Court's conclusion that Sun is likely to prevail on the merits of its breach of contract claims against Microsoft. However, the panel vacated the copyright infringement-based claim injunction that the District Court had entered and remanded the case back to the District Court for further consideration. The Remand Order and the lifting of the injunction took effect on September 13, 1999. The District Court held a hearing regarding the Remand Order on October 15, 1999. On January 24, 2000, the District Court issued an Order reinstating, in substantial part, the Court's previous preliminary injunction. The District Court's Order was based upon a finding of unfair competition by Microsoft rather than on a basis of copyright infringement. The District Court has set hearing dates on September 1 and September 15, 2000 to hear oral argument relating to pending motions for Summary Judgment. No trial date has been set. We believe that the outcome of this matter will not have a material adverse impact on our financial condition, results of operations or cash flows in any given fiscal year.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders of Sun during the fourth quarter of fiscal 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information regarding the Executive Officers of the Company as of September 12, 2000:

NAME                          AGE   POSITION
----                          ---   --------
Scott G. McNealy............  45    Chairman of the Board of Directors and Chief
                                    Executive Officer
Edward J. Zander............  53    President and Chief Operating Officer
William T. Agnello..........  51    Senior Vice President, Workplace Resources
Crawford W. Beveridge.......  54    Executive Vice President and Chief Human Resources
                                    Officer
Mel Friedman................  62    Senior Vice President, Customer Advocacy
Lawrence W. Hambly..........  54    Executive Vice President, Enterprise Services
H. William Howard...........  66    Senior Vice President, Chief Information Officer
Masood A. Jabbar............  50    Executive Vice President, Global Sales Operations
William N. Joy..............  45    Co-Founder and Chief Scientist
Michael E. Lehman...........  50    Executive Vice President, Corporate Resources and
                                    Chief Financial Officer
John P. Loiacono............  39    Senior Vice President, Chief Marketing Officer
John S. McFarlane...........  51    Executive Vice President, Network Service Providers
Michael H. Morris...........  52    Senior Vice President, General Counsel and Secretary
Gregory M. Papadopoulos.....  42    Senior Vice President and Chief Technology Officer
Michael L. Popov............  54    Vice President, Corporate Controller
Janpieter T. Scheerder......  51    Executive Vice President, Storage Products
Jonathan I. Schwartz........  34    Senior Vice President, Corporate Strategy and
                                    Planning
John C. Shoemaker...........  57    Executive Vice President, System Products Group
Patricia C. Sueltz..........  47    Executive Vice President, Software Systems Group
Mark E. Tolliver............  48    Executive Vice President and President, iPlanet,
                                    Sun-Netscape Alliance

     Mr. McNealy is a Founder of the Company and has served as Chairman of the Board of Directors and Chief Executive Officer since April 1999, as Chairman of the Board of Directors, President and Chief Executive Officer from December 1984 to April 1999, as President and Chief Operating Officer from February 1984 to December 1984 and as Vice President of Operations from February 1982 to February 1984. Mr. McNealy has served as a Director of the Company since the incorporation of the Company in February 1982.

     Mr. Zander has served as President and Chief Operating Officer of the Company since April 1999 and Vice President, Chief Operating Officer of the Company from April 1998 to April 1999. He served as President, SMCC from February 1995 to April 1998, as President, SunSoft, Inc. from July 1991 to February 1995 and as Vice President, Corporate Marketing of the Company from October 1987 to July 1991.

     Mr. Agnello has served as Senior Vice President, Workplace Resources of the Company since July 2000, as Vice President, Workplace Resources of the Company from August 1999 to July 2000 and as Vice President, Real Estate and the Workplace of the Company from March 1994 to August 1999.

     Mr. Beveridge has served as Executive Vice President and Chief Human Resources Officer of the Company since March 2000 and as Vice President, Corporate Resources of the Company from March 1985 to December 1990. From January 1991 to February 2000 Mr. Beveridge served as Chief Executive, Scottish Enterprise.

     Mr. Friedman has served as Senior Vice President, Customer Advocacy of the Company since July 2000, as President, Microelectronics of the Company from March 1998 to July 2000 and as Vice President, Worldwide Operations of Sun Microsystems Computer Company ("SMCC") from April 1996 to March 1998. Prior to such time, since 1989, Mr. Friedman served the Company in various positions including Vice President Supply Management, Vice President California Operations and Vice President Workstations, Servers and Graphics.

     Mr. Hambly has served as Executive Vice President, Enterprise Services of the Company since July 2000, as President, Enterprise Services of the Company from April 1998 to July 2000, as President, SunService from July 1993 to April 1998, as Vice President, Marketing of SMCC from July 1991 to July 1993, as President of Sun Microsystems Federal, Inc. from July 1988 to July 1991 and in various sales management capacities of the Company, most recently as Vice President, Western Area Sales from April 1983 to July 1988.

     Mr. Howard has served as Senior Vice President, Chief Information Officer of the Company since July 2000 and as Vice President, Chief Information Officer of the Company from September 1998 to July 2000. From September 1990 to September 1998, he served as Corporate Vice President, Information Technology and Chief Information Officer for Inland Steel Industries, Inc.

     Mr. Jabbar has served as Executive Vice President, Global Sales Operations of the Company since July 2000, as President, Computer Systems of the Company from April 1998 to July 2000 and as President of SMCC from February 1998 to April 1998. He served as Vice President and Chief Financial Officer of SMCC from June 1994 to February 1998, as Vice President, Finance and Planning, Worldwide Field Operations of SMCC from July 1992 to June 1994 and as Vice President, Finance and Administration, United States Field Operations for SMCC from July 1991 to June 1992. Mr. Jabbar served as Director, Finance Administration, United States Field Operations for the Company from October 1990 to June 1991, as Director of United States Field Market for the Company from October 1989 to October 1990, as United States Sales and Service Controller for the Company from April 1988 to October 1989 and as United States and Intercontinental Sales Controller for the Company from December 1986 to April 1988.

     Mr. Joy is a Co-Founder of the Company and has served as Chief Scientist of the Company since September 1998. From January 1996 to September 1998 he served as Vice President of Research of the Company and from July 1991 to January 1996 he served as Vice President and Chief Executive Officer of the Company.

     Mr. Lehman has served as Executive Vice President, Corporate Resources and Chief Financial Officer of the Company since July 2000 and as Vice President, Corporate Resources and Chief Financial Officer of the Company from January 1998 to July 2000. He has served as Vice President and Chief Financial Officer of the Company from February 1994 to January 1998, as Vice President and Corporate Controller of the Company from June 1990 to February 1994, as Director of Finance and Administration of Sun Microsystems of California, Ltd. from September 1989 to June 1990, as Assistant Corporate Controller of the Company from September 1988 to August 1989 and as External Reporting Manager of the Company from August 1987 to August 1988.

     Mr. Loiacono has served as Senior Vice President, Chief Marketing Officer of the Company since July 2000, as Vice President, Chief Marketing Officer of the Company from April 2000 to July 2000, as Vice President, Brand Marketing of the Company from November 1997 to April 2000, as Director, Brand Marketing of SMCC from October 1995 to November 1997, as Director, Corporate Communications, SunSoft, Inc. from October 1993 to October 1995, as Sales Representative of SMCC from August 1992 to October 1993 and Public Relations Manager of the Company from May 1990 to August 1992.

     Mr. McFarlane has served as Executive Vice President, Network Service Providers of the Company since July 2000, as President, Network Service Provider of the Company from July 1999 to July 2000 and as President, Solaris Software of the Company from April 1998 to July 1999. He served as Vice President, Solaris and Network Software of the Company from December 1997 to April 1998 and as Vice President, Network Software Group of the Company from May 1997 to December 1997. Mr. McFarlane served as Vice President, Technology at Northern Telecom from 1993 to 1997.

     Mr. Morris has served as Senior Vice President, General Counsel and Secretary of the Company since July 2000 and as Vice President, General Counsel and Secretary of the Company from October 1987 to July 2000.

     Mr. Papadopoulos has served as Senior Vice President and Chief Technology Officer of the Company since July 2000 and as Vice President and Chief Technology Officer of the Company from April 1998 to July 2000. He served as Vice President and Chief Technology Officer of SMCC from March 1996 to April 1998, as Chief Technology Officer of SMCC from December 1995 to March 1996 and as Chief Scientist, Server Systems Engineering of the Company from September 1994 to December 1995. Mr. Papadopoulos served as Senior Architect and Director of Product Strategy, Thinking Machines Corporation from May 1993 to September 1994 and as Associate Professor, MIT from June 1991 to June 1995.

     Mr. Popov has served as Vice President, Corporate Controller of the Company since April 1999 and as Vice President, COO Staff Operations of the Company from April 1998 to April 1999. He served as Vice President, Finance, SunService from June 1994 to April 1998 and as Assistant Corporate Controller of the Company from January 1992 to June 1994.

     Mr. Scheerder has served as Executive Vice President, Storage Products of the Company since July 2000 and as President, Network Storage of the Company from April 1998 to July 2000. He served as President, SunSoft, Inc. from August 1995 to April 1998, as Vice President, Server Products, SMCC from April 1995 to August 1995, as Vice President, Solaris Products, SunSoft, Inc. from March 1992 to April 1995 and as Director of Marketing and Programming, SunSoft, Inc. from August 1991 to March 1992. Mr. Scheerder served as Vice President, Industry Standard System Development at Data General from February 1990 to August 1991.

     Mr. Schwartz has served as Senior Vice President, Corporate Strategy and Planning of the Company since July 2000, and as Vice President, Ventures Fund of the Company from October 1999 to July 2000. He served as Vice President, Internet and Application Products of the Company from May 1999 to October 1999, as Vice President, Enterprise Products Group of the Company from July 1998 to May 1999 and as Director, Product Marketing, Javasoft, from July 1997 to July 1998. Mr. Schwartz was General Manager at Lighthouse Design, Ltd., from July 1996 to July 1997 and Chief Executive Officer of Lighthouse Design, Ltd., from March 1992 to July 1996.

     Mr. Shoemaker has served as Executive Vice President, System Products Group of the Company since July 2000 and as Vice President, General Manager, Enterprise Desktop and Server Systems, Computer Systems of the Company from April 1998 to July 2000. He served as Vice President, General Manager, Enterprise Server and Storage Group, SMCC from April 1996 to April 1998, as Vice President, Worldwide Operations, SMCC from July 1993 to April 1996, as Vice President, U.S. Operations, SMCC from June 1992 to July 1993, as Vice President, Finance and Planning, Worldwide Operations of the Company (on an acting basis since July 1992) from May 1990 to July 1993, and as Vice President (acting), Materials, Worldwide Operations of the Company from October 1991 to June 1992. Mr. Shoemaker served as Senior Vice President, Electronic Printing Worldwide Marketing, Xerox Corporation from March 1989 to March 1990 and as Vice President and General Manager, Document Systems Business, Xerox Corporation from December 1986 to March 1989.

     Ms. Sueltz has served as Executive Vice President, Software Systems Group of the Company since July 2000 and as President, Software Products & Platforms of the Company from September 1999 to July 2000. Ms. Sueltz served in various management capacities at IBM Corporation from 1979 to 1999.

     Mr. Tolliver has served as Executive Vice President and President, iPlanet, Sun-Netscape Alliance of the Company since July 2000, as President and General Manager, Sun-Netscape Alliance of the Company from March 1999 to July 2000 and as President, Consumer and Embedded of the Company from April 1998 to March 1999. He served as Vice President, Market Development of the Company from July 1996 to April 1998 and as Vice President, Strategy of the Company from December 1995 to July 1996. Mr. Tolliver served as Vice President, Marketing, MasPar Computer Corporation from 1991 to 1994.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The information required by this item is incorporated by reference to the last page of our 2000 Annual Report to Stockholders. At September 12, 2000 there were 14,954 stockholders of record and the closing price of Sun's common stock was $114.31 per share as reported by The Nasdaq Stock Market.

     No cash dividends were declared or paid in fiscal 2000.

     The following is a summary of all sales of Sun's common stock by our directors and executive officers who were subject to Section 16 of the Securities Exchange Act of 1934, as amended, during the fiscal quarter ended June 30, 2000:

                                                               NUMBER OF
OFFICER                            DATE       PRICE           SHARES SOLD
-------                           -------    --------    ---------------------
Scott G. McNealy................   5/2/00    $91.0679    229,856 same-day-sale
Edward J. Zander................  4/28/00    $92.2828    100,000 same-day-sale
H. William Howard...............  4/20/00    $87.3125    20,000 same-day-sale
Marc L. Loupe...................  5/23/00    $75.8125    17,000 sale
Stephen T. McGowan..............  4/24/00    $84.0000    20,000 sale
                                  4/24/00    $86.7396    24,000 same-day-sale
                                  4/25/00    $93.5000    6,000 same-day-sale
                                  4/25/00    $89.8750    6,000 same-day-sale
Michael H. Morris...............  4/25/00    $90.1250    49,600 same-day-sale
Michael A. Murray...............  5/22/00    $71.0625    10,000 same-day-sale
                                  5/31/00    $82.0000    60,000 same-day-sale
Gregory M. Papadopoulos.........  5/15/00    $83.2072    43,600 same-day-sale
                                  5/30/00    $78.0000    40,000 same-day-sale
Frank A. Pinto..................  5/31/00    $80.0000    64,000 same-day-sale
Michael L. Popov................  4/19/00    $91.0355    35,200 same-day-sale
                                  4/28/00    $93.7500    19,600 same-day-sale
George Reyes....................  4/25/00    $90.0000    24,800 same-day-sale
                                  4/27/00    $92.0000    18,000 same-day-sale
Janpieter T. Scheerder..........  4/26/00    $93.0000    48,000 same-day-sale
Mark E. Tolliver................  4/26/00    $90.8125    20,000 same-day-sale

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference to the information included under the caption "Historical Financial Review of Sun Microsystems, Inc." on pages 16 and 17 of our 2000 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference to the information included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 33 of our 2000 Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is incorporated by reference to the information included under the caption "Quantitative and Qualitative Disclosures About Market Risk" on page 33 of our 2000 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to the information included under the captions "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Stockholders' Equity", "Notes to Consolidated Financial Statements" and "Report of Ernst & Young LLP, Independent Auditors" on pages 34 through 57 of our 2000 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding our directors is incorporated by reference from the information contained under the caption "Election of Directors" in our 2000 Proxy Statement for the 2000 Annual Meeting of Stockholders. Information regarding current executive officers found under the caption "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this
Item 10. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption "Executive Compensation -- Section 16(a) Beneficial Ownership Reporting Compliance" in our 2000 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the information contained under the caption "Executive Compensation" in our 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the information contained under the caption "Security Ownership of Management" in our 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the information contained under the caption "Executive Compensation -- Summary Compensation Table", "-- Certain Transactions With Management" and
"-- Employment Contracts and Change-In-Control Arrangements" in our 2000 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1. Financial statements that are incorporated herein by reference to the following in our 2000 Annual Report to Stockholders:

        Consolidated Statements of Income for each of the three years in the period ended June 30, 2000 (page 34).

        Consolidated Balance Sheets at June 30, 2000 and 1999 (page 35).

        Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2000 (page 36).

        Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 30, 2000 (page 37).

        Notes to Consolidated Financial Statements (pages 38 through 56).

        Report of Ernst & Young LLP, Independent Auditors (page 57).

     Our 2000 Annual Report to Stockholders is not deemed filed as part of this report except for those parts specifically incorporated herein by reference.

     2. Financial Statement schedule:

PAGE   SCHEDULE   TITLE
----   --------   -----
 30       II      Valuation and Qualifying Accounts

     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

     3. Exhibits

 EXHIBIT
  NUMBER                             DESCRIPTION
----------                           -----------
 3.1(11)     Registrant's Restated Certificate of Incorporation.
 3.2(3)      Certificate of Amendment of Registrant's Restated
             Certificate of Incorporation, effective November 10, 1999
             and filed November 12, 1999.
 3.3(15)     Amended Certificate of Designations effective November 12,
             1999.
 3.4(15)     Registrant's Bylaws, as amended December 15, 1999.
 4.8(12)     Second Amended and Restated Shares Rights Agreement dated as of February 11, 1998.
 4.9(4)      Amendment to Second Amended and Restated Shares Rights
             Agreement dated April 26, 2000.
 4.10(6)     Indenture, dated August 1, 1999 (the "Indenture") between
             Registrant and The Bank of New York, as Trustee.
 4.11(6)     Form of Subordinated Indenture.
 4.12(6)     Officers' Certificate Pursuant to Section 301 of the
             Indenture, without exhibits, establishing the terms of
             Registrant's Senior Notes.
 4.13(6)     Form of Senior Notes.
10.1(1)      Technology Transfer Agreement dated February 27, 1982, for the purchase by the Registrant of certain technology for
             cash, and related Assumption Agreement dated February 27,
             1982.
10.3(1)      Form of Founders' Restricted Stock Purchase Agreement.

 EXHIBIT
  NUMBER                             DESCRIPTION
----------                           -----------
10.9(2)      Registrant's 1982 Incentive Stock Option Plan, as amended, and representative forms of Stock Option Agreement.
10.10(2)     Registrant's Restricted Stock Plan, as amended, and
             representative form of Stock Purchase Agreement.
10.21(1)     License Agreement dated July 26, 1983, by and between
             Registrant and The Regents of the University of California.
10.22(1)     Software Agreement effective as of April 1, 1982 by and
             between Registrant and American Telephone and Telegraph
             Company, and Supplemental Agreement dated effective as of
             May 28, 1983.
10.48(2)     Registrant's 1987 Stock Option Plan and representative form of Stock Option Agreement.
10.64(16)    Registrant's 1988 Directors' Stock Option Plan, as amended on August 11, 1999.
10.65(10)    Registrant's 1990 Employee Stock Purchase Plan, as amended on August 13, 1997.
10.66(14)    Registrant's 1990 Long-Term Equity Incentive Plan, as
             amended on August 11, 1999.
10.66A(5)    Representative form of agreement to Registrant's 1990
             Long-Term Equity Incentive Plan.
10.74(5)     Software Distribution Agreement dated January 28, 1991 by
             and between the Registrant and UNIX Systems Laboratories,
             Inc.
10.82(9)     Revolving Credit Agreement dated August 28, 1997, between
             the Registrant; Citicorp USA, Inc.; Bank of America National
             Trust and Savings Association; ABN AMRO Bank N.V.; The First
             National Bank of Boston; Bank Boston N.A.; Barclays Bank
             PLC; Morgan Guaranty Trust Company of New York; The Fuji
             Bank Limited, San Francisco Agency: The Toyo Trust and
             Banking Co. Ltd.: The Sumitomo Bank, Limited; The Sakura
             Bank Limited, San Francisco Agency; Banque Nationale de
             Paris; Bayerische Vereinsbank AG, Los Angeles Agency; The
             Industrial Bank of Japan, Limited, San Francisco Agency; The
             Bank of New York; Cariplo -- Cassa Di-Risparmio Delle
             Provincie Lombade SPA; Corestes Bank NA; The Northern Trust
             Company; Royal Bank Of Canada; Union Bank of California,
             N.A.; and The Sumitomo Trust Banking Co., Ltd.
10.84(3)     Registrant's Non-Qualified Deferred Compensation Plan, as
             amended December 16, 1998.
10.85(7)     Registrant's Section 162 (m) Executive Officer
             Performance-Based Bonus Plan dated August 9, 1995.
10.87(3)     Registrant's Equity Compensation Acquisition Plan, as
             amended on November 11, 1998.
10.89(8)     Form of Change of Control Agreement executed by each
             corporate executive officer of Registrant.
10.90(8)     Form of Change of Control Agreement executed by Chief
             Executive Officer of Registrant.
10.91(8)     Form of Vice President Change of Control Severance Plan.
10.92(8)     Form of Director-Level Change of Control Severance Plan.
10.93(13)+   Strategic Development and Marketing Agreement dated November
             23, 1998 by and between America Online, Inc. and the
             Registrant.
13.0         Registrant's 2000 Annual Report to Stockholders (to be
             deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).
21.0         Subsidiaries of Registrant.
23.1         Consent of Ernst & Young LLP, Independent Auditors.
24           Power of Attorney (See page 28).
27.1         Financial Data Schedule for the fiscal year ended June 30,
             2000.
27.2         Financial Data Schedule for the fiscal year ended June 30,
             1999.

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

 (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-2897), which became effective March 4, 1986.

 (2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 25, 1987.

 (3) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 28, 1999.

 (4) Incorporated by reference to Registrant's Registration Statement on Form 8-A/A, Amendment No. 8, filed on April 27, 2000.

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

 (6) Incorporated by reference to Registrant's Current Report on Form 8-K filed August 6, 1999.

 (7) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

 (8) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 29, 1996.

 (9) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

(10) Incorporated by reference to Registrant's Registration on Form S-8 file number 333-40677, filed with the Securities and Exchange Commission on November 20, 1997.

(11) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998.

(12) Incorporated herein by reference to the Registrant's Registration Statement on Form 8-A/A, Amendment No. 8, filed on April 27, 2000.

(13) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q/A, Amendment No. 2 for the Quarter ended December 27, 1998.

(14) Incorporated by reference to Registrant's Registration Statement on Form S-8 filed on November 12, 1999.

(15) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 26, 1999.

(16) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.
---------------

(b) Reports on Forms 8-K

     No reports on Form 8-K were filed during fiscal 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SUN MICROSYSTEMS, INC.
                                          Registrant

September 29, 2000

                                          By:     /s/ MICHAEL E. LEHMAN
                                            ------------------------------------
                                                     Michael E. Lehman
                                            Executive Vice President, Corporate
                                                Resources and Chief Financial
                                                           Officer

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

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----
                /s/ SCOTT G. MCNEALY                     Chairman of the Board of    September 29, 2000
-----------------------------------------------------      Directors and Chief
                 (Scott G. McNealy)                         Executive Officer
                                                           (Principal Executive
                                                                 Officer)

                /s/ MICHAEL E. LEHMAN                   Executive Vice President,    September 29, 2000
-----------------------------------------------------    Corporate Resources and
                 (Michael E. Lehman)                     Chief Financial Officer
                                                           (Principal Financial
                                                                 Officer)

                /s/ MICHAEL L. POPOV                   Vice President and Corporate  September 29, 2000
-----------------------------------------------------           Controller
                 (Michael L. Popov)                       (Principal Accounting
                                                                 Officer)

               /s/ JAMES L. BARKSDALE                            Director            September 29, 2000
-----------------------------------------------------
                (James L. Barksdale)

                  /s/ L. JOHN DOERR                              Director            September 29, 2000
-----------------------------------------------------
                   (L. John Doerr)

                /s/ JUDITH L. ESTRIN                             Director            September 29, 2000
-----------------------------------------------------
                 (Judith L. Estrin)

                /s/ ROBERT J. FISHER                             Director            September 29, 2000
-----------------------------------------------------
                 (Robert J. Fisher)

                 /s/ ROBERT L. LONG                              Director            September 29, 2000
-----------------------------------------------------
                  (Robert L. Long)

                /s/ M. KENNETH OSHMAN                            Director            September 29, 2000
-----------------------------------------------------
                 (M. Kenneth Oshman)

                /s/ NAOMI O. SELIGMAN                            Director            September 29, 2000
-----------------------------------------------------
                 (Naomi O. Seligman)

                                  SCHEDULE II

                             SUN MICROSYSTEMS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                                  BALANCE AT    CHARGED TO                  BALANCE AT
                                                  BEGINNING     COSTS AND     DEDUCTION/      END OF
                  DESCRIPTION                     OF PERIOD      EXPENSES     WRITE-OFF       PERIOD
                  -----------                     ----------    ----------    ----------    ----------
Year ended June 30, 1998:
  Accounts receivable allowances................     $197          $346          $306          $237
                                                     ====          ====          ====          ====
Year ended June 30, 1999:
  Accounts receivable allowances................     $237          $494          $391          $340
                                                     ====          ====          ====          ====
Year ended June 30, 2000:
  Accounts receivable allowances................     $340          $455          $261          $534
                                                     ====          ====          ====          ====

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                              DESCRIPTION
 -------                              -----------
 3.1(11)      Registrant's Restated Certificate of Incorporation.
 3.2(3)       Certificate of Amendment of Registrant's Restated
              Certificate of Incorporation, effective November 10, 1999
              and filed November 12, 1999.
 3.3(15)      Amended Certificate of Designations effective November 12,
              1999.
 3.4(15)      Registrant's Bylaws, as amended December 15, 1999.
 4.8(12)      Second Amended and Restated Shares Rights Agreement dated as of February 11, 1998.
 4.9(4)       Amendment to Second Amended and Restated Shares Rights
              Agreement dated April 26, 2000.
 4.10(6)      Indenture, dated August 1, 1999 (the "Indenture") between
              Registrant and The Bank of New York, as Trustee.
 4.11(6)      Form of Subordinated Indenture.
 4.12(6)      Officers' Certificate Pursuant to Section 301 of the
              Indenture, without exhibits, establishing the terms of
              Registrant's Senior Notes.
 4.13(6)      Form of Senior Notes.
10.1(1)       Technology Transfer Agreement dated February 27, 1982, for the purchase by the Registrant of certain technology for
              cash, and related Assumption Agreement dated February 27,
              1982.
10.3(1)       Form of Founders' Restricted Stock Purchase Agreement.
10.9(2)       Registrant's 1982 Incentive Stock Option Plan, as amended, and representative forms of Stock Option Agreement.
10.10(2)      Registrant's Restricted Stock Plan, as amended, and
              representative form of Stock Purchase Agreement.
10.21(1)      License Agreement dated July 26, 1983, by and between
              Registrant and The Regents of the University of California.
10.22(1)      Software Agreement effective as of April 1, 1982 by and
              between Registrant and American Telephone and Telegraph
              Company, and Supplemental Agreement dated effective as of
              May 28, 1983.
10.48(2)      Registrant's 1987 Stock Option Plan and representative form of Stock Option Agreement.
10.64(16)     Registrant's 1988 Directors' Stock Option Plan, as amended on August 11, 1999.
10.65(10)     Registrant's 1990 Employee Stock Purchase Plan, as amended on August 13, 1997.
10.66(14)     Registrant's 1990 Long-Term Equity Incentive Plan, as
              amended on August 11, 1999.
10.66A(5)     Representative form of agreement to Registrant's 1990
              Long-Term Equity Incentive Plan.
10.74(5)      Software Distribution Agreement dated January 28, 1991 by
              and between the Registrant and UNIX Systems Laboratories,
              Inc.
10.82(9)      Revolving Credit Agreement dated August 28, 1997, between
              the Registrant; Citicorp USA, Inc.; Bank of America National
              Trust and Savings Association; ABN AMRO Bank N.V.; The First
              National Bank of Boston; Bank Boston N.A.; Barclays Bank
              PLC; Morgan Guaranty Trust Company of New York; The Fuji
              Bank Limited, San Francisco Agency: The Toyo Trust and
              Banking Co. Ltd.: The Sumitomo Bank, Limited; The Sakura
              Bank Limited, San Francisco Agency; Banque Nationale de
              Paris; Bayerische Vereinsbank AG, Los Angeles Agency; The
              Industrial Bank of Japan, Limited, San Francisco Agency; The
              Bank of New York; Cariplo -- Cassa Di-Risparmio Delle
              Provincie Lombade SPA; Corestes Bank NA; The Northern Trust
              Company; Royal Bank Of Canada; Union Bank of California,
              N.A.; and The Sumitomo Trust Banking Co., Ltd.
10.84(3)      Registrant's Non-Qualified Deferred Compensation Plan, as
              amended December 16, 1998.
10.85(7)      Registrant's Section 162 (m) Executive Officer
              Performance-Based Bonus Plan dated August 9, 1995.
10.87(3)      Registrant's Equity Compensation Acquisition Plan, as
              amended on November 11, 1998.

 EXHIBIT
  NUMBER                              DESCRIPTION
 -------                              -----------
10.89(8)      Form of Change of Control Agreement executed by each
              corporate executive officer of Registrant.
10.90(8)      Form of Change of Control Agreement executed by Chief
              Executive Officer of Registrant.
10.91(8)      Form of Vice President Change of Control Severance Plan.
10.92(8)      Form of Director-Level Change of Control Severance Plan.
10.93(13)+    Strategic Development and Marketing Agreement dated November
              23, 1998 by and between America Online, Inc. and the
              Registrant.
13.0          Registrant's 2000 Annual Report to Stockholders (to be
              deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).
21.0          Subsidiaries of Registrant.
23.1          Consent of Ernst & Young LLP, Independent Auditors.
24            Power of Attorney (See page 27).
27.1          Financial Data Schedule for the fiscal year ended June 30,
              2000.
27.2          Financial Data Schedule for the fiscal year ended June 30,
              1999.

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

 (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-2897), which became effective March 4, 1986.

 (2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 25, 1987.

 (3) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 28, 1999.

 (4) Incorporated by reference to Registrant's Registration Statement on Form 8-A/A, Amendment No. 8, filed on April 27, 2000.

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

 (6) Incorporated by reference to Registrant's Current Report on Form 8-K filed August 6, 1999.

 (7) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

 (8) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 29, 1996.

 (9) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

(10) Incorporated by reference to Registrant's Registration on Form S-8 file number 333-40677, filed with the Securities and Exchange Commission on November 20, 1997.

(11) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998.

(12) Incorporated herein by reference to the Registrant's Registration Statement on Form 8-A/A, Amendment No. 8, filed on April 27, 2000.

(13) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q/A, Amendment No. 2 for the Quarter ended December 27, 1998.

(14) Incorporated by reference to Registrant's Registration Statement on Form S-8 filed on November 12, 1999.

(15) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 26, 1999.

(16) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.