Form 10-Q
period 2000-10-01
SUN MICROSYSTEMS INC
filed 2000-11-14
CIK 709519

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended October 1, 2000

                                       or

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

                                 YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

              CLASS                             OUTSTANDING AT OCTOBER 1, 2000
 Common Stock - $0.00067 par value                       1,609,989,728

                                      INDEX




                                                                                      PAGE
  COVER PAGE                                                                            1

  INDEX                                                                                 2

  PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements:
                    Condensed Consolidated Statements of Income                         3
                    Condensed Consolidated Balance Sheets                               4
                    Condensed Consolidated Statements of Cash Flows                     5
                    Notes to Condensed Consolidated Financial Statements                6

         Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                       14

         Item 3 - Quantitative and Qualitative Disclosures About
                    Market Risk                                                         25


  PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                                     26
         Item 2 - Changes in Securities and Use of Proceeds                             27
         Item 5 - Other Information                                                     28
         Item 6 - Exhibits and Reports on Form 8-K                                      30

  SIGNATURES                                                                            31

                         PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

                             SUN MICROSYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                     (in millions, except per share amounts)


                                                               Three Months Ended
                                                               ------------------
                                                         October 1,        September 26,
                                                            2000               1999
                                                        -------------      -------------
Net revenues:
     Products                                           $       4,343      $       2,668
     Services                                                     702                478
                                                        -------------      -------------
Total net revenues                                              5,045              3,146
Cost of sales:
     Cost of sales - products                                   2,153              1,208
     Cost of sales - services                                     462                305
                                                        -------------      -------------
Total cost of sales                                             2,615              1,513
                                                        -------------      -------------
     Gross margin                                               2,430              1,633
Operating expenses:
     Research and development                                     490                357
     Selling, general and administrative                        1,242                894
     Purchased in-process research and development                 --                  4
                                                        -------------      -------------
Total operating expenses                                        1,732              1,255
                                                        -------------      -------------
Operating income                                                  698                378
Interest income, net                                               75                 29
                                                        -------------      -------------
Income before income taxes                                        773                407
Provision for income taxes                                        263                136
                                                        -------------      -------------
Net income                                              $         510      $         271
                                                        =============      =============

Net income per common share - basic                     $        0.32      $        0.17
                                                        =============      =============
Net income per common share - diluted                   $        0.30      $        0.16
                                                        =============      =============
Shares used in the calculation of
     net income per common share - basic                        1,602              1,566
                                                        =============      =============
Shares used in the calculation of
     net income per common share - diluted                      1,718              1,677
                                                        =============      =============


                             See accompanying notes.

                             SUN MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)


                                                        October 1, 2000       June 30, 2000
                                                        ---------------      ---------------
                                                          (unaudited)
ASSETS
Current assets:
         Cash and cash equivalents                      $         1,804      $         1,849
         Short-term investments                                     688                  626
         Accounts receivable, net                                 2,956                2,690
         Inventories                                                675                  557
         Deferred tax assets                                        789                  673
         Prepaid expenses and other current assets                  645                  482
                                                        ---------------      ---------------
                  Total current assets                            7,557                6,877
Property, plant and equipment, net of accumulated
  depreciation of $1,692 and $1,597, respectively                 2,196                2,095
Long-term investments                                             4,894                4,496
Other assets, net                                                   684                  684
                                                        ---------------      ---------------
                                                        $        15,331      $        14,152
                                                        ===============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Short-term borrowings                          $             2      $             7
         Accounts payable                                         1,143                  924
         Accrued payroll-related liabilities                        614                  751
         Accrued liabilities and other                            1,676                1,366
         Deferred revenues and customer deposits                  1,354                1,289
         Income taxes payable                                        93                  422
                                                        ---------------      ---------------
                  Total current liabilities                       4,882                4,759
Long-term debt and other obligations                              2,137                2,084
Total stockholders' equity                                        8,312                7,309
                                                        ---------------      ---------------
                                                        $        15,331      $        14,152
                                                        ===============      ===============

                             See accompanying notes.

                             SUN MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                  (in millions)

                                                                                   Three Months Ended
                                                                            ---------------------------------
                                                                              October 1,        September 26,
                                                                                 2000                1999
                                                                            -------------       -------------
Cash flows from operating activities:
  Net income                                                                $         510       $         271
    Adjustments to reconcile net income to net
            cash provided by operating activities:
        Depreciation and amortization                                                 208                 187
        Tax benefits from employee stock plans                                        472                 134
        Purchased in-process research and development                                  --                   4
        Changes in operating assets and liabilities:
            Accounts receivable, net                                                 (266)                138
            Inventories                                                              (118)                (98)
            Other current and long-term assets                                       (154)               (158)
            Accounts payable                                                          219                 (18)
            Other current and long-term liabilities                                  (170)                (69)
                                                                            -------------       -------------
Net cash provided by operating activities                                             701                 391
                                                                            -------------       -------------

Cash flows from investing activities:
        Purchases of investments                                                   (2,469)             (1,695)
        Proceeds from sales and maturities of                                       2,076               1,090
            investments
        Acquisition of property, plant and equipment                                 (244)               (229)
        Acquisition of spare parts and other assets                                    (9)                (13)
        Payments for acquisitions, net of cash acquired                               (19)                (66)
                                                                            -------------       -------------
Net cash used in investing activities                                                (665)               (913)
                                                                            -------------       -------------

Cash flows from financing activities:
       Proceeds from issuance of long-term debt                                        --               1,500
       Decrease in borrowings and other obligations                                   (15)                (19)
       Proceeds from issuance of common stock, net                                     90                  67
       Acquisition of treasury stock                                                 (156)               (182)
                                                                            -------------       -------------
Net cash (used in) provided by financing activities                                   (81)              1,366
                                                                            -------------       -------------

Net (decrease) increase in cash and cash equivalents                                  (45)                844
Cash and cash equivalents, beginning of period                                      1,849               1,101
                                                                            -------------       -------------
Cash and cash equivalents, end of period                                    $       1,804       $       1,945
                                                                            =============       =============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                                            $          56       $          --
                                                                            =============       =============
        Income taxes                                                        $         205       $         197
                                                                            =============       =============

                             See accompanying notes

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Sun's first three quarters in fiscal 2001 end on October 1, December 31 and April 1 (in fiscal 2000 the quarters ended on September 26, December 26 and March 26). The fourth quarter ends on June 30.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with the current year presentation.

On August 18, 2000, the Company announced a 2-for-1 stock split. The shareholders of record on November 9, 2000 will receive one additional share for each share owned. The split, in the form of a stock dividend, will be paid on December 5, 2000. The share and per share data herein have not been adjusted to reflect this split.

While the quarterly financial information is unaudited, the financial statements included in this report reflect all adjustments (consisting of normal recurring accruals) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for the interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated balance sheet as of June 30, 2000 has been derived from the audited consolidated balance sheet as of that date. The information included in this report should be read in conjunction with the 2000 Annual Report to Stockholders, which is incorporated by reference in the Company's 2000 Annual Report on Form 10-K.

Derivative Financial Instruments

The Company uses derivatives to moderate the financial market risks of its business operations. Derivative products, such as forward and option contracts, are used to hedge the foreign currency market exposures underlying certain assets and liabilities and forecasted transactions with customers and vendors. The Company also enters into interest rate swap agreements to modify the interest characteristics of its outstanding long-term debt. The Company's accounting policies for these instruments are based on its designation of such instruments as hedging transactions. An instrument is designated as a hedge based in part on its effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. The Company records all derivatives on the balance sheet at fair value.

For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure of variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of Other comprehensive income (OCI) in stockholders' equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, is recognized in the current earnings during the period of change. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in earnings in the current period.

For currency forward contracts, the effectiveness is measured by using the forward-to-forward rate compared to the underlying economic exposure. For currency option contracts, the effectiveness is measured on an intrinsic basis using only the current spot rate and the strike price for both the currency option contract (either put or call option) and the underlying transaction. All time value and volatility changes are deemed ineffective and are immediately recognized in earnings. For interest rate swap agreements, the Company assumes no ineffectiveness as each interest rate swap meets the short-cut method conditions required under Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" (See
Note 5, "Derivative Financial Instruments").

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

Recent Pronouncements

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In October 2000, the SEC issued additional written guidance to further supplement SAB 101. Accordingly, the Company is continuing to evaluate the potential impact of SAB 101 on the Company's results of operations and financial position. Based on the SEC's latest timeline for implementing SAB 101, the Company would be required to comply with the guidelines in the fourth quarter of fiscal 2001.

3. BUSINESS COMBINATIONS

Purchase Combinations

The Company has completed several purchase acquisitions in fiscal 2001. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

The Company calculates amounts allocated to in-process research and development
(IPRD) using established valuation techniques in the high-technology industry and expenses such amounts in the quarter that the related acquisition was consummated if technological feasibility of the in-process technology has not been achieved and no alternate future uses have been established. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on the Company's future results of operations or cash flows. The Company computed its valuations of IPRD for the acquisitions discussed in the following paragraphs using a discounted cash flow analysis on the anticipated income stream to be generated by the purchased technology.

The excess purchase price over the estimated value of the net tangible assets and IPRD was allocated to various intangible assets, consisting primarily of developed technology and goodwill, as well as other intangible assets, such as customer base and assembled workforce. The value of developed technology was based upon future discounted cash flows related to the existing products' projected income streams. The value of the customer base was determined based upon the value of existing relationships and the expected revenue streams. The value of the assembled workforce was based upon the cost to replace that workforce. Intangible assets, including goodwill, are being amortized on a straight line basis over periods not exceeding five years.

On July 11, 2000, the Company acquired certain assets from Dolphin Interconnect Solutions, Inc., a Delaware holding company, and its subsidiary, Dolphin Interconnect Solutions AS, a corporation organized under the laws of Norway, and Dolphin Interconnect Solutions North America, Inc., a Delaware corporation (collectively, "Dolphin"), for total cash consideration of approximately $19 million. The Company acquired the Dolphin Infiniband business to strengthen its presence in the Infiniband interconnect architecture arena. This transaction was accounted for as a purchase, with the excess of the purchase price over the estimated fair value of the net tangible assets being allocated primarily to various intangible assets, including goodwill ($16.7 million) and assembled workforce ($2.3 million). There was no IPRD associated with this acquisition.

On July 28, 2000, the Company acquired Gridware, Inc., a California corporation (Gridware), and its German subsidiary, Gridware GmbH, (Gridware GmbH), by means of a merger transaction pursuant to which all of the outstanding capital stock and options of Gridware were converted into the right to receive shares or options of the Company's common stock, respectively. Gridware develops resource management software used primarily in compute-intensive, technical computing environments, such as electronic design automation (EDA), mechanical computer aided design/engineering (MCAD/MCAE), and software development. The total consideration of approximately $19.8 million was comprised of approximately 190,000 unregistered shares of the Company's common stock and the assumption of vested options. This transaction was accounted for as a purchase, with the excess of the purchase price over the estimated fair value of the net tangible assets being allocated primarily to various intangible assets, including goodwill ($8.3 million), developed technology ($10.6 million), and assembled workforce ($0.9 million). There was no IPRD associated with this acquisition.

On August 5, 1999, Sun acquired all of the outstanding capital stock of Star Division Corporation (Star Division) by means of a merger transaction pursuant to which all of the shares of Star Division were converted into the right to receive cash. Star Division is a company conducting development, engineering, and testing activities associated with the completion of a new enterprise application platform product. The total purchase price for Star Division was approximately $61.5 million. Simultaneous with the acquisition of Star Division, Sun acquired certain assets and liabilities of Star Division Software-Entwicklung und Vertriebs GmbH (Star Company), a related party of Star Division, for total cash consideration of approximately $14.0 million. These transactions were accounted for as purchases, with the excess of the purchase price over the estimated fair value of the net tangible assets being allocated primarily to various intangible assets, including goodwill ($67.5 million), developed technology ($3.3 million), distribution contracts ($0.2 million), and assembled workforce ($1.0 million). In addition to the intangible assets acquired, the Company recorded a $4.0 million charge, representing the write-off of IPRD.

4. BALANCE SHEET DETAILS

         Inventories are comprised of the following (in millions):

                                                                          October 1, 2000         June 30, 2000
                                                                         -----------------      -----------------

           Raw materials                                                 $             257      $             169
           Work in process                                                              87                     82
           Finished goods                                                              331                    306
                                                                         -----------------      -----------------
                                                                         $             675      $             557
                                                                         =================      =================

         Long-term investments are comprised of the following (in millions):


                                                                          October 1, 2000         June 30, 2000
                                                                         -----------------      -----------------

           Long-term investments:
               Marketable securities                                     $           4,261      $           3,961
               Strategic equity investments                                            633                    535
                                                                         -----------------      -----------------
                        Total                                            $           4,894      $           4,496
                                                                         =================      =================



Marketable securities consist primarily of corporate bonds, floating-rate notes, and asset-backed and mortgage-backed securities with original maturities greater than one year from the balance sheet date. Strategic equity investments consist of marketable strategic equity securities and preferred stock and other strategic equity holdings. Marketable strategic equity securities represent equity holdings in public companies. Preferred stock and other strategic equity holdings represent equity holdings in nonpublic companies and investments in venture capital funds.

Marketable securities and marketable strategic equity securities are considered available-for-sale and are reported at fair value with changes in unrealized gains and losses, net of applicable taxes, recorded in stockholders' equity. Gross unrealized gains related to the marketable strategic equity securities were $257 million as of October 1, 2000 ($210 million as of June 30, 2000). Preferred stock and other strategic equity holdings are carried at the lower of cost or net realizable value due to their illiquid nature. Realized gains and losses for all investments are calculated based on the specific identification method.

5. DERIVATIVE FINANCIAL INSTRUMENTS

On July 1, 2000, the Company adopted SFAS 133 which requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of a particular hedge, must be recognized currently in earnings. Upon adoption on July 1, 2000, the cumulative transition adjustment was insignificant.

Foreign Exchange Exposure Management. The Company has significant international sales and purchase transactions in foreign currencies and continues its policy of hedging forecasted and actual foreign currency risk with purchased currency options and forward contracts that expire within 12 months. These derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. In accordance with SFAS 133, hedges related to anticipated transactions are designated and documented at the inception of the respective hedge as cash flow hedges and evaluated for effectiveness quarterly. As the terms of the forward contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of OCI in stockholders' equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Option contract effectiveness is calculated by comparing the intrinsic value of the instrument to any degradation of the anticipated transaction against the forward adjusted strike price with the effective portion of changes in fair value accumulated in OCI. Any residual change in fair value of the instruments, including option time value or ineffectiveness are recognized immediately in Selling, general and administrative expense. No ineffectiveness was recognized in the first quarter of fiscal 2001.

To meet SFAS 133 entity hedging requirements and to protect U.S. dollar margins, U.S. dollar functional subsidiaries hedge foreign currency revenues and non-U.S. dollar functional subsidiaries selling in foreign currencies hedge inventory purchases. OCI associated with hedges of foreign currency sales is recognized in Revenue upon shipment and OCI related to inventory purchases is recognized in Cost of sales upon shipment. All values reported in OCI at October 1, 2000 will be reclassified to earnings within 12 months.

Additionally, the Company enters into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these fair value hedges (as defined in SFAS 133) are recognized in Selling, general and administrative expense immediately as an offset to the changes in the fair value of the assets or liability being hedged.

Interest Rate Risk Management. The Company is exposed to interest rate risk from both investments and debt. The Company offsets the risk in variable rate interest earnings from investments by converting the existing fixed rate debt (with maturities of 3 years, 5 years, 7 years, and 10 years) of $1.5 billion into variable rate debt with 12 fixed-to-variable interest rate swaps. The Company assumes no ineffectiveness as each interest rate swap meets the short-cut method conditions required under SFAS 133 for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to the Company's underlying debt and interest rate swaps.

Accumulated Derivative Gains or Losses. The following table summarizes activity in OCI related to derivatives held by Sun during the period from July 1, 2000 through October 1, 2000 (in millions):


         Cumulative effect of adopting SFAS 133                   $     --
         Changes in fair value of derivatives                          (35)
         Gains reclassified from OCI, net, into:
              Revenues                                                  14
              Cost of sales                                              4
                                                                  --------
         Accumulated derivative gain, October 1, 2000             $    (17)
                                                                  ========


6. COMPREHENSIVE  INCOME

The components of comprehensive income, net of related taxes, are as follows (in millions):


                                                                            Three Months Ended
                                                                  ----------------------------------------
                                                                  October 1, 2000       September 26, 1999
                                                                  ---------------       ------------------

         Net income                                               $           510       $           271
         Change in unrealized gain on investments, net                         50                    --
         Change in unrealized gain on derivative instruments                   17                    --
         Translation adjustments                                               (6)                    9
                                                                  ---------------       ---------------
         Comprehensive income                                     $           571       $           280
                                                                  ===============       ===============

The components of accumulated other comprehensive income, net of related taxes, are as follows (in millions):



                                                                 October 1, 2000        June 30, 2000
                                                                 ---------------       ---------------

         Unrealized gain on investments, net                     $           175       $           125
         Unrealized gains on derivative instruments                           17                    --
         Cumulative translation adjustments                                  (56)                  (50)
                                                                 ---------------       ---------------
         Accumulated other comprehensive income                  $           136       $            75
                                                                 ===============       ===============

7. NET INCOME PER COMMON SHARE

The following table presents the calculation of basic and diluted earnings per share (in millions, except per share amounts):

                                                                         Three Months Ended
                                                                   --------------------------------
                                                                     October 1,       September 26,
                                                                        2000               1999
                                                                   -------------      -------------

Net income                                                         $         510      $         271
                                                                   =============      =============
Denominator:
     Weighted average common shares - basic                                1,602              1,566
     Effect of dilutive securities (primarily stock options)                 116                111
                                                                   -------------      -------------
     Weighted average common shares - diluted                              1,718              1,677
                                                                   =============      =============
Net income per common share - basic                                $        0.32      $        0.17
                                                                   =============      =============
Net income per common share - diluted                              $        0.30      $        0.16
                                                                   =============      =============



8. OPERATING SEGMENTS

Sun designs, manufactures, markets, and services network computing systems and software solutions that feature networked desktops and servers. The Company is organized by various product groups. The following product groups are the only reportable segments under the criteria of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information": (1) System Products and Network Storage; and (2) Enterprise Services. Products in the System Products and Network Storage segment include a broad range of desktop systems, servers, storage, and network switches, incorporating the UltraSPARC (TM) processors and Solaris(TM) Operating Environment. In the Enterprise Services segment, the Company provides a full range of services and support to existing and new customers, including education, professional services, and systems integration. Effective July 1, 2000, Sun consolidated its sales and manufacturing functions into organizations known as the Global Sales Operations (GSO) and Worldwide Operations (WWOPS), respectively. GSO manages most of the Company's field sales organizations and all field marketing organizations. Sales generated through the sales and marketing efforts of GSO are recorded as revenues by the various product groups. Operating expenses (primarily sales and marketing) related to GSO are not allocated to the product groups and, accordingly, are included under the Other segment. WWOPS manages all operations, supply chain and purchasing functions. WWOPS manufacturing costs are allocated as cost of sales to the various product groups.

The following table presents revenues, interdivision revenues, and operating income (loss) for the Company's segments. The Other segment consists of certain operating product groups, which did not meet the requirements for a reportable segment as defined by SFAS 131, such as Sun's Software Systems Group, and other miscellaneous functions, such as Corporate and GSO.


                            System Products and
                               Network Storage    Enterprise Services        Other                 Total
                               ---------------    -------------------        -----                 -----
OCTOBER 1, 2000
  Revenues                     $         3,945      $           702      $           398       $         5,045
  Interdivision revenues                    --                  108                 (108)                   --
  Operating income (loss)                1,559                  125                 (986)                  698

SEPTEMBER 26, 1999
  Revenues                     $         2,527      $           478      $           141       $         3,146
  Interdivision  revenues                   --                   82                  (82)                   --
  Operating income (loss)                1,006                   83                 (711)                  378


Segment assets have not changed materially from June 30, 2000.

9. SUBSEQUENT EVENTS

On September 19, 2000, the Company entered into an agreement pursuant to which Sun will acquire Cobalt Networks, Inc. (Cobalt) in a stock-for-stock merger. Cobalt is a leading supplier of server appliance products, which are easy-to-use and cost-effective devices that function as engines for the delivery of network-based services. Under the terms of the merger agreement, each share of Cobalt common stock will be converted into 0.5 shares of Sun's common stock (subject to adjustment for the Company's stock split to be effected December 5, 2000) resulting in an aggregate purchase price of approximately $2.0 billion. This acquisition will be accounted for as a purchase and is expected to close during Sun's second quarter of fiscal 2001, which ends December 31, 2000. The closing of the acquisition is subject to remaining regulatory approvals, Cobalt shareholder approval and customary closing conditions.

On November 7, 2000, the Company acquired all of the interest in grapeVINE Technologies, LLC (a United States limited liability company organized under the laws of Delaware) from grapeVINE Australia Pty. Ltd., a wholly-owned Australian subsidiary of grapeVINE Technologies, Ltd. (an Australian corporation) in the form of an asset purchase transaction for total cash consideration of approximately $9.0 million. The Company acquired this business to accelerate its development of portal software in the personalization and search technology space. This transaction will be accounted for as a purchase, and the purchase price will be allocated to tangible assets and identifiable intangible assets, with any excess being allocated to goodwill.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On October 19, 1999, the Company acquired Forte Software, Inc. in a merger transaction, which was accounted for as a pooling of interests and, as such, the historical consolidated financial statements of the Company have been restated to include the financial position, results of operations and cash flows of Forte for all periods presented.

This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements relating to our expectations regarding product mix trends, our expectations about capital spending in certain countries or industries, our expectations to invest in our services business, our expectations that products gross margins will be affected by product mix, market conditions, new product introductions and component costs, our products and services gross margins expectations for fiscal year 2001, our continuous evaluation of the competitiveness of our product and service offerings and any possible repricing actions, our plans to increase research and development spending during fiscal 2001 and research and development expenses as a percentage of net revenues, our expectations relating to selling, general and administrative expenses during fiscal 2001 and as a percentage of net revenues and our continual review of improving our business processes and our focus on our cost structure, our expectations to continue hiring personnel in certain areas, our expected effective income tax rate for fiscal 2001, our expectations to leverage our cost structure, our liquidity and capital resources, and as set forth in the section entitled "Purchased in-process research and development": statements regarding our ability to continue making substantial progress in the development and commercialization of acquired technologies. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in "Future Operating Results," identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, increased competition, adverse changes in general economic conditions, including adverse changes in the specific markets for our products, adverse business conditions, adverse changes in customer order patterns, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, risks associated with foreign operations, failure to reduce costs or improve operating efficiencies, and our ability to attract, hire and retain key and qualified employees. With respect to risks related to purchased in-process research and development, there can be no assurance that any new technologies will be developed into products, that such products will achieve either technological or commercial success, or that we will receive any economic benefit from such products as a result of delays in the development of the technology or release of such products into the market, the complexity of the technology, our ability to successfully manage product introductions, lack of customer acceptance, competition and changes in technological trends, and fluctuations in market or general economic conditions.

RESULTS OF OPERATIONS


NET REVENUES
(dollars in millions)
--------------------------------------------------------------------------------------------------------------------------
                                                           October 1, 2000       September 26, 1999            Change
                                                           ----------------      ------------------       ----------------
Products net revenue                                       $          4,343       $          2,668                   62.8%
  Percentage of total net revenues                                     86.1%                 84.8%
Services net revenue                                       $            702       $            478                   46.9%
  Percentage of total net revenues                                     13.9%                  15.2%
     Total net revenues                                    $          5,045       $          3,146                   60.4%
--------------------------------------------------------------------------------------------------------------------------

Products net revenue

Products net revenue is comprised of revenue generated from the sales of our scalable computer systems and storage, high-speed microprocessors, and our line of high-performance software for operating network computing equipment. For the first quarter of fiscal 2001, products net revenue increased by $1,675 million, or 62.8% to $4,343 million over the corresponding period of fiscal 2000. Growth in enterprise and workgroup server product lines accounted for more than 60% of the total increase in products net revenue in the first quarter of fiscal 2001. In addition, increased revenues generated by our storage products and network service provider offerings also contributed to our increase in products net revenue. As a result of the strong demand for our servers, desktop system revenue as a percentage of products net revenues has declined for the three months ended October 1, 2000, as compared to the corresponding period of fiscal 2000. We expect these product mix trends to continue through fiscal 2001.

Services net revenue

Services net revenue is comprised of revenue generated from the sales of a full range of services, including support, education, and professional services. For the first quarter of fiscal 2001, services net revenue increased by $224 million, or 46.9% to $702 million, over the corresponding period of fiscal 2000. The increase in services net revenue is primarily the result of: (1) a continuing shift towards premium service and support contracts resulting from a larger installed base of high-end server products and overall shift in customer expectations on levels of support; (2) a larger base of product units related to the increase in product unit sales and installations; and (3) an increase in revenues associated with our educational and professional services.

Net revenues by geographic area
(dollars in millions)
-----------------------------------------------------------------------------------------------------------------
                                                      October 1, 2000      September 26, 1999          Change
                                                      ---------------      -----------------      ---------------
Domestic                                              $         2,699       $         1,684                  60.3%
    Percentage of net revenues                                   53.5%                 53.5%
International                                         $         2,346       $         1,462                  60.5%
    Percentage of net revenues                                   46.5%                 46.5%
-----------------------------------------------------------------------------------------------------------------


Domestic net revenues increased by 60.3% in the first quarter of fiscal 2001 over the corresponding period of fiscal 2000. International net revenues grew by 60.5% in the first quarter of fiscal 2001 over the corresponding period of fiscal 2000. The revenue growth in international net revenues is primarily due to continued strong demand for our network computing products and services. To a lesser degree, the increase in international revenues is due to our expanded presence in numerous emerging countries. We experienced revenue growth in all European, Middle Eastern, African (EMEA) and rest of world (ROW) regions during the first quarter of fiscal 2001. The United Kingdom, Northern Europe, Japan, and Italy regions accounted for more than 50% of the total increase in international net revenues. Fluctuations in exchange rates did not have a significant impact on the net operating results for the quarter; however, we have estimated that total net revenues were lower by approximately 4% due to the impact on exchange rate movements. This was principally driven by weakness in the Euro and the British pound, partially offset by the strength of the Japanese yen. Although we have experienced U.S. dollar revenue growth in the international marketplaces on a year-over-year basis, there can be no assurance that such trends will continue. In particular, if capital spending declines in certain countries or industries, our results of operations and cash flows could suffer.

GROSS MARGIN
(dollars in millions)
---------------------------------------------------------------------------------------------------------------------
                                                          October 1, 2000     September 26, 1999           Change
                                                          ---------------     ------------------       --------------
Products gross margin                                     $         2,190       $         1,460                  50.0%
   Percentage of products net revenues                               50.4%                 54.7%
Services gross margin                                     $           240       $           173                  38.7%
   Percentage of services net revenues                               34.2%                 36.2%
Total gross margin                                        $         2,430       $         1,633                  48.8%
   Percentage of net revenues                                        48.2%                 51.9%
---------------------------------------------------------------------------------------------------------------------


Products gross margin

Products gross margin was 50.4% in the first quarter of fiscal 2001 compared to 54.7% for the first quarter of fiscal 2000. The vast majority of the products gross margin decline is due to the increased cost of memory components. A worldwide shortage of capacity has caused significant price increases. In fiscal 2001, we expect products gross margin will continue to be affected by product mix, market conditions, new product introductions, and component costs. On an overall basis, we expect products gross margin in the second quarter of fiscal 2001 to be in a similar range to what we reported for the first quarter of fiscal 2001. In the second half of fiscal 2001, we expect products gross margin to improve slightly.

Services gross margin

Services gross margin was 34.2% in the first quarter of fiscal 2001 compared to 36.2% for the first quarter of fiscal 2000. The decrease in services gross margin is primarily due to the impact of: (1) enhancements in supporting infrastructures; (2) investing in service delivery technologies and processes; and (3) increasing field service delivery headcount to support increased customer service expectations and expected future growth in the services business. We expect to continue investing in our services business by hiring field service delivery employees, increasing availability of spares inventory in order to improve customer service response time, and evaluating other infrastructure-related initiatives. We are currently targeting our services gross margin to remain in the mid-30% range for the remainder of fiscal 2001.

We continuously evaluate the competitiveness of our product and service offerings. These evaluations could result in repricing actions in the near term. Our future operating results would be adversely affected if such repricing actions were to occur and we were unable to mitigate the resulting margin pressure by maintaining a favorable mix of systems, software, service, and other products, or if we were unsuccessful in achieving component cost reductions, operating efficiencies, and increasing volumes.


OPERATING EXPENSES
(dollars in millions)
---------------------------------------------------------------------------------------------------------------------------------
                                                                     October 1, 2000     September 26, 1999           Change
                                                                     ---------------     ------------------       ---------------
Research and development                                             $           490       $           357                  37.3%
   Percentage of net revenues                                                    9.7%                 11.3%
Selling, general and administrative                                  $         1,242       $           894                  38.9%
   Percentage of net revenues                                                   24.6%                 28.4%
Purchased in-process research  and development                                    --       $             4                  (100%)
   Percentage of net revenues                                                     --                   0.1%
---------------------------------------------------------------------------------------------------------------------------------

Research and development expenses

Research and development (R&D) expenses increased by 37.3% to $490 million in the first quarter of fiscal 2001, compared to $357 million for the corresponding period of fiscal 2000. As a percentage of net revenues, R&D expenses decreased to 9.7% in the first quarter of fiscal 2001, from 11.3% in the corresponding period of fiscal 2000. The dollar increase in R&D expenses reflects our continued development of a broad line of scalable and reliable systems, including servers, workstations, storage technologies, and SPARC microprocessors, as well as software products which utilize the Java platform, Solaris Operating Environment software, and Jini (TM) connection technology. Furthermore, R&D expenses have increased due to additional development of products acquired through acquisitions and increased compensation and compensation-related costs related to higher levels of R&D staffing. The increases in R&D spending reflect our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems, software, and microprocessor development, as well as continue to enhance existing products. All of our R&D costs are expensed as incurred. We are planning to increase our R&D spending during the remainder of fiscal 2001 and expect R&D expenses to be in the 10-11% range of annual net revenues.

Selling, general and administrative expenses

Selling, general, and administrative (SG&A) expenses increased by 38.9% to $1,242 million in the first quarter of fiscal 2001, compared to $894 million for the corresponding period of fiscal 2000. As a percentage of net revenues, SG&A expenses decreased to 24.6% in the first quarter of fiscal 2001, from 28.4% in the corresponding period of fiscal 2000 as a result of higher revenues and operating efficiencies. The dollar increase in SG&A expenses is primarily attributable to: (1) compensation resulting from higher levels of headcount, principally in the global sales organization; (2) annual salary adjustments; (3) increased commissions and bonuses; and (4) increased marketing costs related to promotional programs. We also made additional investments aimed at improving our internal business processes. As a result, in fiscal 2001 we expect SG&A expense to increase in dollar amount, as we continue to invest in efforts to achieve additional future operating efficiencies through the continual review and improvement of business processes. In addition, we expect to continue to hire personnel to drive demand-creation programs and to build financial service and support organizations. We will continue to focus on our cost structure, gradually decreasing our level of SG&A expenses expressed as a percentage of total net revenues on a year-over-year basis.

Purchased in-process research and development expenses

Overview

In the first quarter of fiscal 2001, we acquired (1) Dolphin Interconnect Solutions, Inc., a Delaware holding company, and its subsidiary, Dolphin Interconnect Solutions AS, a corporation organized under the laws of Norway, and Dolphin Interconnect Solutions North America, Inc., a Delaware corporation; and
(2) Gridware, Inc., a California corporation (Gridware), and its German subsidiary, Gridware GmbH, (Gridware GmbH). There were no purchased in-process research and development ("IPRD") expenses associated with these acquisitions. Purchased IPRD of $4.0 million in the first quarter of fiscal 2000 represents the write-off of in-process technologies associated with our acquisitions of Star Division Corporation (Star Division) and certain assets and liabilities of Star Division Software-Entwicklung und Vertriebs GmbH (Star Company), a related party of Star Division. (Collectively, these companies are referred to as the "Star Companies"). At the date of acquisition for the Star Companies, the projects associated with the IPRD efforts had not yet reached technological feasibility and the R&D in-process had no alternative future uses. Accordingly, these amounts were expensed on the acquisition date of the Star Companies. Also see Note 3 of "Notes to Condensed Consolidated Financial Statements (Unaudited)
- Business Combinations."

Overall Status of Business Combinations Prior to Fiscal 2001

With respect to acquisitions completed prior to fiscal 2001, we believe that the projections we used in performing our valuations for each acquisition are still valid in all material respects; however, there can be no assurance that the projected results will be achieved. We continue to make substantial progress related to the development and commercialization of acquired technologies. Although we have experienced delays in the completion of certain of our development efforts and their related commercialization, the expected total costs to complete such technologies have not materially increased, individually or in the aggregate. We periodically evaluate our product development timeline and modify our overall business plan in response to various factors. Modifications to our business plan include the reallocation of resources among various alternative development projects. The impact of delays in the realization of economic benefits related to acquired technologies, individually or in the aggregate, has not been material to our overall consolidated financial position or results of operations as of and for the quarter ended October 1, 2000. See "Purchased In-Process Research and Development," in our 2000 Annual Report to Stockholders, which is incorporated by reference in the Company's 2000 Annual Report on Form 10-K for additional discussion on our valuation of IPRD, overview of purchased IPRD and overall status of IPRD and intangible assets acquired during fiscal 2000, 1999, and 1998.


INTEREST INCOME, NET
(dollars in millions)
---------------------------------------------------------------------------------------------------------
                                               October 1, 2000    September 26, 1999          Change
                                               ---------------    ------------------      ---------------
Interest income, net                           $            75      $            29                158.6%
   Percentage of net revenues                              1.5%                 0.9%
---------------------------------------------------------------------------------------------------------

Interest income, net of interest expense, was $75 million for the first quarter of fiscal 2001, compared to $29 million for the corresponding period in fiscal 2000. The increase in interest income, net of interest expense, is primarily the result of higher interest earnings on a larger portfolio of cash and marketable securities, partially offset by interest expense related to our issuance of the $1.5 billion of unsecured debt securities in August 1999.

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

INCOME TAXES
(dollars in millions)
---------------------------------------------------------------------------------------------------------------------
                                                     October 1, 2000        September 26, 1999             Change
                                                    -----------------       ------------------       ----------------
Provision for income taxes                          $             263       $             136                    93.4%
   Percentage of net revenues                                     5.2%                    4.3%
---------------------------------------------------------------------------------------------------------------------


Our effective income tax rate was 34.0% for the first quarter of fiscal 2001. Our effective income tax rate was 33.0% for the first quarter of fiscal 2000, excluding non-recurring tax charges of $4.0 million resulting from the write-off of IPRD associated with the acquisition of Star Companies. Our effective rate including such charges for the first quarter of fiscal 2000 was 33.3%.

We currently expect our effective income tax rate to remain at 34.0% for the remainder of fiscal 2001. The effective tax rate increased in fiscal 2001 due primarily to proportionately greater forecasted earnings in higher tax rate jurisdictions. The expected tax rate excludes the impact of potential mergers and acquisitions. The tax effects of merger and acquisition transactions would be accounted for in the interim quarter in which the transactions occur. Our expected rate is based on current tax law and current estimates of earnings, and is subject to change.


OPERATING EBITDA
(dollars in millions)
-------------------------------------------------- -------------------------- ---------------------------------------
                                                     October 1, 2000        September 26, 1999            Change
                                                    -----------------       ------------------      -----------------
Operating EBITDA                                    $             906       $             569                    59.2%
   Percentage of net revenues                                    18.0%                   18.1%
---------------------------------------------------------------------------------------------------------------------

Operating EBITDA represents earnings before interest, income taxes, depreciation, amortization (including amortization of stock-based compensation), and other non-operating items, such as gain on sale of investments and IPRD. We believe that operating EBITDA is a useful measure of operating performance which provides focus on business fundamentals that track critical longer term trends. Though operating EBITDA as a measure of performance is significantly more cash-like, it is not intended to represent, nor does it represent, cash flows for the period, or funds available for dividends, reinvestment or other discretionary uses. Operating EBITDA has been presented as a useful supplement, not as a substitute for measures of performance prepared and presented in accordance with generally accepted accounting principles.

During the first quarter of fiscal 2001, operating EBITDA as a percentage of net revenues has remained essentially flat at 18% as compared to the corresponding period in fiscal 2000. Despite the decline in gross margin in the first quarter of fiscal 2001, our operating EBITDA has remained consistent due to our ability to grow revenues without incurring proportionate increases in operating expenses. We are focused on continuing to increase this leverage on our cost structure.


LIQUIDITY AND CAPITAL RESOURCES
(dollars in millions)
---------------------------------------------------------------------------------------------------------------------
                                                      October 1, 2000           June 30, 2000             Change
                                                    -----------------       ------------------      -----------------
Cash, cash equivalents, and investments             $           7,386       $           6,971                     6.0%
    Percentage of total assets                                   48.2%                   49.3%
Days sales outstanding (DSO)                                       53                      48
Inventory turns                                                  16.0                    17.5

                                                      October 1, 2000       September 26, 1999            Change
                                                    -----------------       ------------------      -----------------
Net cash provided by operating activities           $             701       $             391                    79.3%
Net cash used in investing activities               $            (665)      $            (913)                   27.2%
Net cash (used in) provided by financing activities $             (81)      $           1,366                  (105.9%)
---------------------------------------------------------------------------------------------------------------------

At October 1, 2000, cash, cash equivalents and investments increased $415 million from June 30, 2000. The increase is primarily due to cash flows generated from operating activities of $701 million, which represent our principal source of cash. Cash flows provided by operating activities resulted primarily from our net income and income tax benefits from employee stock plans, which were partially offset by decreases in working capital. The cash flows provided by operating activities were partially offset by the following investing and financing activities: (1) capital spending of $244 million for real estate development and capital additions to support increased headcount, primarily in our services, engineering and marketing organizations; and (2) acquisition of treasury stock of $156 million.

The decrease in working capital was primarily generated by increases in accounts receivable (net), inventory and accounts payable. Accounts receivable (net) increased to $2,956 million at October 1, 2000 from $2,690 million at June 30, 2000. The increase in accounts receivable (net) and DSO are primarily due to increased revenues and timing of payments by customers. Inventory levels have increased by $118 million from June 30, 2000. The increase in inventory and slight decline in inventory turns is primarily due to Sun's changes in business processes to carry more inventory in order to better meet customer demand and provide effective customer service. The increase in accounts payable to $1,143 million at October 1, 2000 from $924 million at June 30, 2000 is primarily due to overall growth in the business and timing of payments.

At October 1, 2000, we had a revolving credit facility ("Facility") with banks aggregating $500 million. The Facility is available subject to compliance with certain covenants. No amounts were outstanding under the Facility.

We currently have effective shelf registration statements on file with the Securities and Exchange Commission that permit us to offer up to $4 billion, from time to time, of debt securities and common and preferred stock pursuant to Rule 415 in one or more separate series, in amounts, at prices, and on terms to be set forth in the prospectus contained in these registration statements and in one or more supplements to the prospectus. On August 4, 1999, we issued $1.5 billion in unsecured debt securities in four tranches (the "Senior Notes") under these registration statements. The Senior Notes are due at various times between August 2002 and August 2009.

We believe that the liquidity provided by existing cash, cash equivalents, and investments, along with the borrowing arrangements described above and cash generated from operations, will provide sufficient capital to meet our requirements through fiscal 2001. We believe the level of financial resources is a significant competitive factor in our industry and we may choose at any time to raise additional capital through debt or equity financing to strengthen our financial position, facilitate growth, and provide us with additional flexibility to take advantage of business opportunities that may arise.

FUTURE OPERATING RESULTS

IF WE ARE UNABLE TO COMPETE EFFECTIVELY WITH EXISTING OR NEW COMPETITORS, OUR RESULTING LOSS OF COMPETITIVE POSITION COULD RESULT IN PRICE REDUCTIONS, FEWER CUSTOMER ORDERS, REDUCED REVENUES, REDUCED MARGINS, REDUCED LEVELS OF PROFITABILITY, AND LOSS OF MARKET SHARE.

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

Our competitors are some of the largest, most successful companies in the world. They include Hewlett-Packard Company (HP), International Business Machines Corporation (IBM), Compaq Computer Corporation (Compaq), and EMC Corporation
(EMC). Our future competitive performance depends on a number of factors, including our ability to: continually develop and introduce new products and services with better prices and performance than those offered by our competitors; offer a wide range of products and solutions from small single-processor systems to large complex enterprise-level systems; offer solutions to customers that operate effectively within a computing environment that includes hardware and software from multiple vendors; offer products that are reliable and that ensure the security of data and information; create products for which third party software vendors will develop a wide range of applications; and offer high quality products and services.

We also compete with systems manufacturers and resellers of systems based on microprocessors from Intel Corporation (Intel) and Windows operating system software from Microsoft Corporation (Microsoft). These competitors include Dell Computer Corporation (Dell), HP, and Compaq, in addition to Intel and Microsoft. This competition creates increased pressure, including pricing pressure, on our workstation and lower-end server product lines. We expect this competitive pressure to intensify considerably during fiscal year 2001, with the anticipated releases of new software products from Microsoft and new microprocessors from Intel.

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

Over the last three years, we have invested significantly in our storage products business with a view to increasing the sales of these products both on a stand-alone basis to customers using the systems of our competitors, and as part of the systems that we sell. The intelligent storage products business is intensely competitive. EMC is currently the leader in this market. To the extent we are unable to penetrate this market and compete effectively, our business and operating results could be adversely affected. In addition, we will be making significant investments over the next few years to develop, market, and sell software products under our alliance with America Online, Inc. (AOL) and have agreed to significant minimum revenue commitments.

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

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that our customers choose to buy. If we are unable to develop new products, our business and operating results could be adversely affected. We must quickly develop, introduce, and deliver in quantity new, complex systems, software, and hardware products and components including products we plan to introduce later in fiscal 2001 which incorporate our new UltraSPARC(TM) III architecture, the Solaris Operating Environment, our Sun StorEdge(TM) storage products, and other software products, such as those products under development or to be developed under our alliance with AOL. The development process for these complicated products is very uncertain. It requires high levels of innovation from both our product designers and our suppliers of the components used in our products. The development process is also lengthy and costly. If we fail to accurately anticipate our customers' needs and technological trends, or are otherwise unable to complete the development of a product on a timely basis, we will be unable to introduce new products into the market on a timely basis, if at all, and our business and operating results would be adversely affected. In addition, the successful development of software products under our alliance with AOL depends on many factors, including our ability to work effectively within the alliance on complex product development and any encumbrances on the licensed technology that may arise from time to time may prevent us from developing, marketing, or selling these alliance software products. If we are unable to successfully develop, market, or sell the alliance software products or other software products, our business and operating results could be adversely affected.

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

The manufacture and introduction of our new hardware and software products is also a complicated process. Once we have developed a new product we face several challenges in the manufacturing process. We must be able to manufacture new products in high enough volumes so that we can have an adequate supply of new products to meet customer demand. We must be able to manufacture the new products at acceptable costs. This requires us to be able to accurately forecast customer demand so that we can procure the appropriate components at optimal costs. Forecasting demand requires us to predict order volumes, the correct mixes of our software and hardware products, and the correct configurations of these products. We must manage new product introductions like the introduction of our new UltraSPARC III architecture during fiscal 2001, so that we can minimize the impact of customers delaying purchases of existing products in anticipation of the new product release. We must also try to reduce the levels of older product and component inventories to minimize inventory write-offs. Additionally, we may decide to adjust prices of our existing products during this process in order to try to increase customer demand for these products. If we are introducing new products at the same time or shortly after the price adjustment, this will complicate our ability to anticipate customer demand for our new products.

If we are unable to timely develop, manufacture, and introduce new products in sufficient quantity to meet customer demand at acceptable costs, or if we are unable to correctly anticipate customer demand for our new and existing products, our business and operating results could be materially adversely affected.

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

OUR FUTURE OPERATING RESULTS DEPEND ON OUR ABILITY TO PURCHASE A SUFFICIENT AMOUNT OF COMPONENTS TO MEET THE DEMANDS OF OUR CUSTOMERS.

We depend heavily on our suppliers to timely design, manufacture, and deliver the necessary components for our products. While many of the components we purchase are standard, we do purchase some components, specifically color monitors and custom memory integrated circuits such as static random access memories (SRAMS) and video random access memories (VRAMS), that require long lead times to manufacture and deliver. Long lead times make it difficult for us to plan component inventory levels in order to meet the customer demand for our products. In addition, in the past, we have experienced shortages in certain of our components (specifically dynamic random access memories (DRAMS) and SRAMS). If a component delivery from a supplier is delayed, if we experience a shortage in one or more components, or if we are unable to provide for adequate levels of component inventory, our new and existing product shipments could be delayed and our business and operating results could be adversely affected.

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

DELAYS IN PRODUCT DEVELOPMENT OR CUSTOMER ACCEPTANCE AND IMPLEMENTATION OF NEW PRODUCTS AND TECHNOLOGIES COULD SERIOUSLY HARM OUR BUSINESS.

Generally, the computer systems we sell to customers incorporate hardware and software products that we sell, such as UltraSPARC microprocessors, the Solaris Operating Environment and Sun StorEdge storage products. Any delay in the development of the software and hardware included in our systems could delay our shipment of these systems. Delays in the development and introduction of our products may occur for various reasons. For example, delays in software development could delay shipments of related new hardware products.

In addition, if customers decided to delay the adoption and implementation of new releases of our Solaris Operating Environment this could also delay customer acceptance of new hardware products tied to that release. Adopting a new release of an operating environment requires a great deal of time and money for a customer to convert its systems to the new release. The customer must also work with software vendors who port their software applications to the new operating system and make sure these applications will run on the new operating system. As a result, customers may decide to delay their adoption of a new release of an operating system because of the cost of a new system and the effort involved to implement it. Such delays in product development and customer acceptance and implementation of new products could adversely affect our business.

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

Acquisitions/Alliances. If, in the future, we acquire technologies, products, or businesses, or we form alliances with companies requiring technology investments or revenue commitments (such as our alliance with AOL), we will face a number of risks to our business. The risks we may encounter include those associated with integrating or comanaging operations, personnel, and technologies acquired or licensed, and the potential for unknown liabilities of the acquired or combined business. Also, we will include amortization expense of acquired intangible assets in our financial statements for several years following these acquisitions. Our business and operating results on a quarterly basis could be adversely affected if our acquisition or alliance activities are not successful.

Significant Customers. Sales to a single customer accounted for approximately 19% and 15% of our fiscal 2000 and 1999 net revenues, respectively. The major customer revenues in fiscal 2000 and 1999 were primarily generated by two subsidiaries of an international organization: (1) a reseller (16% and 14% of net revenues in 2000 and 1999, respectively), acquired by the international organization in fiscal 1999; and (2) a finance/leasing company (3% and 1% of net revenues in fiscal 2000 and 1999, respectively). Revenue is generated with the finance/leasing company whenever a Sun customer elects to lease equipment; in such cases, Sun sells the equipment to the leasing company. Our business could suffer if these customers or any other significant customer terminated its business relationship with us or significantly reduced the amount of business it did with us.

OUR ACQUISITION AND ALLIANCE ACTIVITIES COULD DISRUPT OUR ONGOING BUSINESS.

We intend to continue to make investments in companies, products, and technologies, either through acquisitions or investment alliances. For example, we have purchased several companies in the past and have also formed alliances, including our alliance with AOL. Acquisitions and alliance activities often involve risks, including: difficulty in assimilating the acquired operations and employees; difficulty in managing product codevelopment activities with our alliance partners; retaining the key employees of the acquired operation; disruption of our ongoing business; inability to successfully integrate the acquired technology and operations into our business and maintain uniform standards, controls, policies, and procedures; and lacking the experience to enter into new markets, products, or technologies.

Failure to manage these alliance activities effectively and to integrate entities or assets that we acquire could affect our operating results or financial condition.

WE DEPEND ON KEY EMPLOYEES AND FACE COMPETITION IN HIRING AND RETAINING QUALIFIED EMPLOYEES.

Our employees are vital to our success, and our key management, engineering, and other employees are difficult to replace. We generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. The expansion of high technology companies in Silicon Valley and Colorado, as well as many other cities, has increased demand and competition for qualified personnel. We may not be able to attract, assimilate, or retain additional, highly qualified employees in the future. These factors could adversely affect our business.

THE LOCATION OF OUR FACILITIES SUBJECTS US TO THE RISK OF EARTHQUAKES.

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and equity security prices. Our interest rate risk exposure relates to our investment portfolio of cash and marketable securities, as well as our unsecured senior debt and related interest rate swaps. We are exposed to foreign exchange rate risk related to our foreign exchange option and forward contracts. We are exposed to equity market price risks on our portfolio of marketable strategic equity securities. To reduce certain risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. Our risks at October 1, 2000 are not significantly different from those disclosed in the "Quantitative and Qualitative Disclosures About Market Risk" in our 2000 Annual Report to Stockholders, which is incorporated by reference in our 2000 Annual Report on Form 10-K. Also, refer to Note 4, "Balance Sheet Details" for additional discussion on Sun's marketable strategic equity securities.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

1.  LEGAL PROCEEDINGS

On October 7, 1997, we filed suit against Microsoft Corporation (Microsoft) in the United States District Court for the Northern District of California alleging breach of contract, trademark infringement, false advertising, unfair competition, interference with prospective economic advantage and inducing breach of contract. We filed an amended complaint on October 14, 1997. Microsoft filed its answer, affirmative defenses and counterclaims to the amended complaint. The counterclaims include breach of contract, breach of the covenant of good faith and fair dealing, violation of the California Business & Professions Code and declaratory judgment. On March 24, 1998, the United States District Court judge ruled in our favor granting a preliminary injunction directing Microsoft to cease using our Java Compatible Logo(TM) on Microsoft products that failed to pass the applicable test suites from Sun. In addition, on May 12, 1998, we filed a second amended complaint alleging copyright infringement by Microsoft, and motions requesting further preliminary injunctive relief directed against the planned release by Microsoft of additional products that failed to pass our applicable test suites. Following a hearing on such motion on September 4, 1998, on November 17, 1998, the District Court issued an Order granting, in substantial part, our request for Preliminary Injunctions. On December 15, 1998, Microsoft filed notice of its intent to appeal the District Court's Order and on December 18, 1998, Microsoft filed Motions with the District Court to extend the time for compliance with the Order and to clarify or modify the Order. On December 29, 1998, the District Court issued a further Order directing the parties to schedule a settlement conference with respect to certain issues before a designated magistrate or a mutually-selected individual. On January 13, 1999, Microsoft filed an appeal to the Order. The parties complied with the federal district court's Order to engage in a settlement conference, but significant issues were not able to be resolved and the litigation continues. On May 24, 1999, the District Court issued tentative rulings on three pending Motions for Summary Judgment which were argued on June 24, 1999. An appellate argument before the Ninth Circuit Court of Appeals relating to the November 1998 preliminary injunction granted in our favor occurred on June 16, 1999. On August 23, 1999, a three-judge panel of the Ninth Circuit Court of Appeals issued an opinion and ruling on Microsoft's appeal to that Court of the November 1998 preliminary injunction issued by the District Court. The Ninth Circuit panel, in its ruling, found sufficient evidence in the record to support the District Court's conclusion that Sun is likely to prevail on the merits of its breach of contract claims against Microsoft. However, the panel vacated the copyright infringement-based injunction that the District Court had entered and remanded the case back to the District Court for further consideration. The Remand Order and the lifting of the injunction took effect on September 13, 1999. The District Court held a hearing regarding the Remand Order on October 15, 1999. On January 24, 2000, the District Court issued an Order reinstating, in substantial part, the Court's previous preliminary injunction. The District Court's Order was based upon a finding of unfair competition by Microsoft rather than on a basis of copyright infringement. The District Court has rescheduled its previously set dates to hear oral arguments relating to the pending motions for Summary Judgment from September 1 and 15 to December 19, 2000. No trial date has been set. We believe that the outcome of this matter will not have a material adverse impact on our financial condition, results of operations or cash flows in any given fiscal period.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 30, 2000, Sun acquired Innosoft International, Inc. ("Innosoft") in a merger transaction. In exchange for all of the outstanding capital stock of Innosoft, we issued 406,285 shares of our common stock to the stockholders of Innosoft, in a private placement, pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On June 9, 2000, Sun acquired Ed Learning Systems, Inc. ("Ed Learning") in a merger transaction. In exchange for all of the outstanding capital stock of Ed Learning and cancellation of its shareholder loans, we issued 98,541 shares of our common stock to the stockholders of Ed Learning, in a private placement, pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On July 28, 2000, Sun acquired Gridware, Inc. ("Gridware") in a merger transaction. In exchange for all of the outstanding capital stock of Gridware, we issued 189,025 shares of our common stock to the stockholders of Gridware, in a private placement, pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 5 - OTHER INFORMATION

SCHEDULE OF SALES BY EXECUTIVE OFFICERS DURING THE QUARTER

The following is a summary of all sales of our Common Stock by our executive officers and directors who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, during the fiscal quarter ended October 1, 2000:


OFFICER/                    DATE                 PRICE                NUMBER OF
DIRECTOR                                                             SHARES SOLD
======================================================================================
William T. Agnello          7/26/00            $105.0945          99,200 same-day-sale

Judith L. Estrin            8/30/00            $125.7435         120,000 same-day-sale

Mel Friedman                8/17/00            $118.0000          38,400 same-day-sale
                            8/23/00            $125.0000          19,200 same-day-sale

Lawrence W. Hambly          8/7/00             $111.0000          40,000 same-day-sale
                            8/9/00             $112.5000          40,000 same-day-sale
                            8/9/00             $113.0000          40,000 same-day-sale
                            8/9/00             $114.0000          40,000 same-day-sale

Masood A. Jabbar            8/15/00            $122.1378          40,000 sale
                            8/18/00            $122.1378           5,320 sale

William N. Joy              8/30/00            $127.4792          75,000 same-day-sale
                            8/30/00            $125.9250          75,000 same-day-sale
                            8/31/00            $127.4552         150,000 same-day-sale

James Judson                7/26/00            $107.7673          10,000 same-day-sale
                            8/10/00            $112.2500          10,000 same-day-sale
                            8/28/00            $127.5625             160 same-day-sale
                            8/28/00            $127.5625           9,840 same-day-sale

Michael E. Lehman           7/26/00            $106.5000         112,000 same-day-sale
                            8/9/00             $112.6516         100,000 same-day-sale

Robert L. Long              8/4/00             $109.0000          30,000 same-day-sale

Marc L. Loupe               7/31/00            $100.5000          10,000 same-day-sale


John E. Marselle            8/28/00            $127.4250          20,800 same-day-sale
                            8/28/00            $127.4250          79,200 same-day-sale

John S. McFarlane           7/27/00            $109.0000          18,000 same-day-sale
                            8/16/00            $117.2500          18,000 same-day-sale

Stephen T. McGowan          7/26/00            $109.6250          10,000 same-day-sale
                            7/28/00            $102.8083          12,000 same-day-sale
                            8/9/00             $113.7323          12,000 same-day-sale
                            8/28/00            $127.3125          15,000 same-day-sale
                            8/29/00            $127.0000          25,000 same-day-sale
                            8/30/00            $126.5000           5,000 sale

Michael H. Morris           8/1/00             $103.8125          32,000 same-day-sale

M. Kenneth Oshman           8/10/00            $113.0719         100,000 same-day-sale

Alton D. Page               8/15/00            $117.4375          28,800 same-day-sale

Gregory M. Papadopoulos     8/30/00            $125.7500          16,000 same-day-sale

Marissa Peterson            8/7/00             $109.0000          96,000 same-day-sale

George Reyes                8/1/00             $104.0000          24,000 same-day-sale
                            8/9/00             $114.7500          16,000 same-day-sale

Edward Saliba               7/26/00            $106.5000          80,400 same-day-sale

Janpieter T. Scheerder      7/26/00            $108.0000          48,000 same-day-sale
                            7/26/00            $108.8627          56,000 same-day-sale
                            7/27/00            $107.5000          24,000 same-day-sale
                            8/4/00             $107.0000          20,800 same-day-sale
                            8/7/00             $109.0000         108,000 same-day-sale
                            8/11/00            $112.0000         100,000 sale
                            8/14/00            $114.0000          50,000 same-day-sale
                            8/28/00            $127.6146          30,000 same-day-sale
                            8/31/00            $127.5000          30,000 same-day-sale


John C. Shoemaker           7/27/00            $107.9529           20,800 same-day-sale
                            8/4/00             $109.3750           20,000 same-day-sale
                            8/15/00            $114.5000           28,000 same-day-sale
                            8/24/00            $127.4219           24,000 same-day-sale

Mark E. Tolliver            8/4/00             $108.4267           20,000 same-day-sale
                            8/25/00            $126.1875           20,000 same-day-sale

Kevin Walsh                 8/31/00            $127.5188           50,000 same-day-sale

Edward J. Zander            7/26/00            $106.5000           50,000 same-day-sale
                            7/26/00            $106.5000           50,000 sale
                            8/10/00            $112.1675           50,000 same-day-sale
                            8/11/00            $112.0000           50,000 same-day-sale
                            8/31/00            $126.0000           50,000 same-day-sale
                            8/31/00            $126.6781           50,000 same-day-sale



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

         10.84 Registrant's Non-Qualified Deferred Compensation Plan, as amended on July 1, 2000.

         10.87(1) Registrant's Equity Compensation Acquisition Plan, as amended on August 16, 2000.

         27.0     Financial Data Schedule for the period ended October 1, 2000.

         27.1 Financial Data Schedule for the period ended September 26, 1999 (restated for pooling of interests merger with Forte Software, Inc.).

              (1) Incorporated by reference to Registrant's Registration
                  Statement on Form S-8 filed on October 17, 2000.


  (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the first quarter of fiscal 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   SUN MICROSYSTEMS, INC.




                                   BY




                                   /s/ Michael E. Lehman
                                   ---------------------------------------------
                                   Michael E. Lehman
                                   Executive Vice President, Corporate Resources and Chief Financial Officer
                                   (Principal Financial Officer)



                                    /s/ Michael L. Popov
                                   ---------------------------------------------
                                   Michael L. Popov
                                   Vice President and Corporate Controller
                                   (Chief Accounting Officer)



  Dated:   November 14, 2000

                                  EXHIBIT INDEX


        Exhibit
          No.                      Description
        -------                    -----------
         10.84    Registrant's Non-Qualified Deferred Compensation Plan, as
                  amended on July 1, 2000.

         10.87(1) Registrant's Equity Compensation Acquisition Plan, as amended on August 16, 2000.

         27.0     Financial Data Schedule for the period ended October 1, 2000.

         27.1     Financial Data Schedule for the period ended September 26,
                  1999 (restated for pooling of interests merger with Forte
                  Software, Inc.).

             (1) Incorporated by reference to Registrant's Registration Statement on Form S-8 filed on October 17, 2000.