Form 10-Q
period 2000-12-31
SUN MICROSYSTEMS INC
filed 2001-02-14
CIK 709519

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 2000

                                       or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                             YES (X)       NO ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

               CLASS                         OUTSTANDING AT DECEMBER 31, 2000
  Common Stock - $0.00067 par value                 3,259,867,598

                                      INDEX


                                                                              PAGE
                                                                              ----
  COVER PAGE                                                                    1

  INDEX                                                                         2

  PART I - FINANCIAL INFORMATION

        Item 1 - Financial Statements:
                 Condensed Consolidated Statements of Income                    3
                 Condensed Consolidated Balance Sheets                          4
                 Condensed Consolidated Statements of Cash Flows                5
                 Notes to Condensed Consolidated Financial Statements           7

        Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                  16

        Item 3 - Quantitative and Qualitative Disclosures About
                 Market Risk                                                    31


  PART II - OTHER INFORMATION

        Item 1 - Legal Proceedings                                              33
        Item 4 - Submission of Matters to a Vote of Security Holders            33
        Item 5 - Other Information                                              34
        Item 6 - Exhibits and Reports on Form 8-K                               35

  SIGNATURES                                                                    36

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             SUN MICROSYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                     (in millions, except per share amounts)

                                                           Three Months Ended              Six Months Ended
                                                      ----------------------------    ---------------------------
                                                      December 31,    December 26,    December 31,    December 26,
                                                          2000            1999            2000            1999
                                                       ----------      ----------      ----------      ----------
Net revenues:
    Products                                           $    4,317      $    2,997      $    8,660      $    5,665
    Services                                                  798             557           1,500           1,035
                                                       ----------      ----------      ----------      ----------
Total net revenues                                          5,115           3,554          10,160           6,700
Cost of sales:
    Cost of sales - products                                2,153           1,370           4,306           2,578
    Cost of sales - services                                  518             349             980             654
                                                       ----------      ----------      ----------      ----------
Total cost of sales                                         2,671           1,719           5,286           3,232
                                                       ----------      ----------      ----------      ----------
    Gross margin                                            2,444           1,835           4,874           3,468
Operating expenses:
    Research and development                                  497             398             987             755
    Selling, general and administrative                     1,236             941           2,478           1,835
    Purchased in-process research and development              71               -              71               4
                                                       ----------      ----------      ----------      ----------
Total operating expenses                                    1,804           1,339           3,536           2,594
                                                       ----------      ----------      ----------      ----------
Operating income                                              640             496           1,338             874
Gain on sale of investments                                     1               -               1               -
Interest income, net                                           91              32             166              61
                                                       ----------      ----------      ----------      ----------
Income before income taxes                                    732             528           1,505             935
Provision for income taxes                                    309             174             572             310
                                                       ----------      ----------      ----------      ----------
Net income                                             $      423      $      354      $      933      $      625
                                                       ==========      ==========      ==========      ==========

Net income per common share - basic                    $     0.13      $     0.11      $     0.29      $     0.20
                                                       ==========      ==========      ==========      ==========
Net income per common share - diluted                  $     0.12      $     0.10      $     0.27      $     0.19
                                                       ==========      ==========      ==========      ==========
Shares used in the calculation of
    net income per common share -basic                      3,229           3,148           3,217           3,139
                                                       ==========      ==========      ==========      ==========
Shares used in the calculation of
    net income per common share -diluted                    3,430           3,382           3,433           3,368
                                                       ==========      ==========      ==========      ==========

                            See accompanying notes.

                             SUN MICROSYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in millions)


                                                       December 31,     June 30,
                                                          2000           2000
                                                       ----------      ----------
                                                       (unaudited)
ASSETS
Current assets:
        Cash and cash equivalents                      $    1,403      $    1,849
        Short-term investments                                737             626
        Accounts receivable, net                            3,215           2,690
        Inventories                                           792             557
        Deferred tax assets                                   808             673
        Prepaid expenses and other current assets             785             482
                                                       ----------      ----------
               Total current assets                         7,740           6,877
Property, plant and equipment, net of accumulated
  depreciation of $1,796 and $1,597 as of
  December 31 and June 30, respectively                     2,382           2,095
Long-term investments                                       5,302           4,496
Intangible assets, net                                      2,110             205
Other assets, net                                             546             479
                                                       ----------      ----------
                                                       $   18,080      $   14,152
                                                       ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Short-term borrowings                          $        2      $        7
        Accounts payable                                    1,219             924
        Accrued payroll-related liabilities                   621             751
        Accrued liabilities and other                       1,718           1,366
        Deferred revenues and customer deposits             1,454           1,289
        Income taxes payable                                  134             422
                                                       ----------      ----------
               Total current liabilities                    5,148           4,759
Long-term debt and other obligations                        2,183           2,084
Total stockholders' equity                                 10,749           7,309
                                                       ----------      ----------
                                                       $   18,080      $   14,152
                                                       ==========      ==========



                             See accompanying notes.

                             SUN MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                  (in millions)

                                                                        Six Months Ended
                                                                   December 31,     December 26,
                                                                      2000             1999
                                                                   ----------       ----------
Cash flows from operating activities:
  Net income                                                       $      933       $      625
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                        445              357
     Tax benefits from employee stock plans                               621              261
     Purchased in-process research and development                         71                4
     Gain on sale of investments                                           (1)               -
     Changes in operating assets and liabilities:
          Accounts receivable, net                                       (516)             278
          Inventories                                                    (233)            (251)
          Other current and long-term assets                             (462)            (210)
          Accounts payable                                                292              (83)
          Other current and long-term liabilities                         106              183
                                                                   ----------       ----------
Net cash provided by operating activities                               1,256            1,164
                                                                   ----------       ----------

Cash flows from investing activities:
  Purchases of investments                                             (5,646)          (4,199)
  Proceeds from sales and maturities of investments                     4,676            2,534
  Acquisition of property, plant and equipment                           (572)            (432)
  Acquisition of spare parts and other assets                             (54)             (45)
  Payments for acquisitions, net of cash acquired                         (24)             (75)
                                                                   ----------       ----------
Net cash used in investing activities                                  (1,620)          (2,217)
                                                                   ----------       ----------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                  -            1,500
  Decrease in borrowings and other obligations                            (15)             (18)
  Proceeds from issuance of common stock, net                             124               32
  Acquisition of treasury stock                                          (311)            (389)
  Proceeds from employee stock purchase plans                             120              138
                                                                   ----------       ----------
Net cash (used in) provided by financing activities                       (82)           1,263
                                                                   ----------       ----------

Net (decrease) increase in cash and cash equivalents                     (446)             210
Cash and cash equivalents, beginning of period                          1,849            1,101
                                                                   ----------       ----------
Cash and cash equivalents, end of period                           $    1,403       $    1,311
                                                                   ==========       ==========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
        Interest                                                   $       56               $-
                                                                   ==========       ==========
        Income taxes                                               $      331       $      226
                                                                   ==========       ==========


                             See accompanying notes.

                             SUN MICROSYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)
                                  (unaudited)
                                 (in millions)

                                                                 Six Months Ended
                                                            ----------------------------
                                                            December 31,    December 26,
                                                                2000            1999
                                                            ------------    ------------
Supplemental schedule of non-cash investing activities:
  In conjunction with the Company's acquisitions,
    liabilities were assumed as follows:
      Fair value of net assets acquired                      $    2,055       $       84
      Cash paid for assets                                          (29)             (75)
      Stock issued and vested options assumed                    (2,024)              (1)
                                                             ----------       ----------
      Liabilities assumed                                    $        2       $        8
                                                             ==========       ==========

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

On December 5, 2000, the Company effected a two-for-one split of its common stock paid in the form of a stock dividend. All share and per share data herein has been adjusted to reflect the split for all periods presented.

While the quarterly financial information is unaudited, the financial statements included in this report reflect all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for the interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated balance sheet as of June 30, 2000 has been derived from the audited consolidated balance sheet as of that date. The information included in this report should be read in conjunction with the Company's Annual Report on Form 10-K for fiscal 2000.

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

For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure of variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of Other comprehensive income (OCI) in stockholders' equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in earnings in the current period.

For currency forward contracts, effectiveness is measured by using the forward-to-forward rate compared to the underlying economic exposure. For currency option contracts, effectiveness is measured on an intrinsic basis using only the current forward rate and the strike price for both the currency option contract (either put or call option) and the underlying transaction. All time value and volatility changes are deemed ineffective and are immediately recognized in earnings. For interest rate swap agreements, the Company assumes no ineffectiveness as each interest rate swap meets the short-cut method conditions required under Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" (see
Note 5, "Derivative Financial Instruments").

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

Recent Pronouncements

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In October 2000, the SEC issued additional written guidance to further supplement SAB 101. Accordingly, Sun is continuing to evaluate the potential impact of SAB 101 on the Company's results of operations and financial position. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001.

3. BUSINESS COMBINATIONS

Purchase Combinations

The Company completed several acquisitions in fiscal 2001 that were accounted for under the purchase method of accounting. See the Company's Form 10-Q for the quarterly period ended on October 1, 2000 for information on acquisitions completed during the first quarter of fiscal 2001. The Company completed two acquisitions in the second quarter of fiscal 2001, as discussed below. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or a year-to-date aggregate basis.

The Company calculates amounts allocated to in-process research and development
(IPRD) using established valuation techniques in the high-technology industry and expenses such amounts in the quarter that the related acquisition was consummated if technological feasibility of the in-process technology has not been achieved and no alternate future uses have been established. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on the Company's future results of operations or cash flows. The Company computed its valuations of IPRD for the acquisitions discussed in the following paragraphs using a discounted cash flow analysis on the anticipated income stream to be generated by the IPRD with consideration given to the in-process technology's stage of completion.

The excess purchase price over the estimated value of the net tangible assets and IPRD was allocated to various intangible assets, consisting primarily of developed technology and goodwill, as well as other intangible assets, such as customer base, trade name or trademark, and assembled workforce. The value of developed technology was based upon future discounted cash flows related to the existing products' projected income streams. The value of the customer base was determined based upon the value of existing relationships and the expected revenue streams. The value of the assembled workforce was based upon the cost to replace that workforce. Intangible assets, including goodwill, are being amortized on a straight line basis over periods not exceeding five years.

On November 7, 2000, the Company acquired all of the interest in grapeVINE Technologies, LLC (a U.S. limited liability company organized under the laws of Delaware) (grapeVINE), from grapeVINE Australia Pty. Ltd., a wholly-owned subsidiary of grapeVINE Technologies, Ltd. (an Australian corporation) for total cash consideration of $9.4 million. grapeVINE is a producer of collaborative knowledge management software. This transaction was accounted for as a purchase, with the excess of the purchase price over the estimated fair value of the net tangible assets being allocated to various intangible assets, including goodwill ($7.6 million), developed technology ($1.0 million), assembled workforce ($0.3 million) and in-process research and development ($0.5 million).

On December 7, 2000, the Company acquired Cobalt Networks, Inc. and its wholly-owned subsidiaries (Cobalt) in a stock-for-stock merger. Cobalt is a provider of server appliances for Internet Service Providers, Application Service Providers, and small-to medium-sized businesses. Under the terms of the merger agreement, each share of Cobalt common stock was converted into the right to receive one share of Sun's common stock. The Company issued approximately
30.5 million shares at a value of $58.302 per share in exchange for all of Cobalt's outstanding common stock, assumed all of Cobalt's 5.6 million outstanding options at an estimated fair value of $283.0 million, and incurred $2.0 million in acquisition costs, resulting in an aggregate purchase price of approximately $2,061.0 million. This transaction was accounted for as a purchase, with the excess of the purchase price over the estimated fair value of the net tangible assets ($93.9 million) being allocated primarily to various intangible assets, including goodwill ($1,690.0 million), developed technology ($93.5 million), customer base ($41.9 million), assembled workforce ($10.7 million), trade name

($5.9 million) and in-process research and development ($70.8 million). In addition, $54.3 million of the purchase price was allocated to deferred compensation, which represents the pro-rata portion of the intrinsic value of Cobalt's unvested options assumed at the date of the acquisition.

4. BALANCE SHEET DETAILS

   Inventories are comprised of the following (in millions):

                        December 31, 2000     June 30, 2000
                        -----------------     -------------
   Raw materials            $      339          $      169
   Work in process                 109                  82
   Finished goods                  344                 306
                            ----------          ----------
                            $      792          $      557
                            ==========          ==========

   Long-term investments are comprised of the following (in millions):

                                       December 31, 2000    June 30, 2000
                                       -----------------    -------------
    Long-term investments:
      Marketable securities               $    4,882          $    3,961
      Strategic equity investments               420                 535
                                          ----------          ----------
             Total                        $    5,302          $    4,496
                                          ==========          ==========


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

Marketable securities and marketable strategic equity securities are considered available-for-sale and are reported at fair value with changes in unrealized gains and losses, net of applicable taxes, recorded in stockholders' equity. Gross unrealized gains and losses related to the marketable strategic equity securities were $19 million as of December 31, 2000 ($210 million as of June 30, 2000). Preferred stock and other strategic equity holdings are carried at the lower of cost or net realizable value due to their illiquid nature. Realized gains and losses for all investments are calculated based on the specific identification method.

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

Foreign Exchange Exposure Management. The Company has significant international sales and purchase transactions in foreign currencies and continues its policy of hedging forecasted and actual foreign currency risk with purchased currency options and forward contracts that expire within 12 months. These derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. In accordance with SFAS 133, hedges related to anticipated transactions are designated and documented at the inception of the respective hedge as cash flow hedges and evaluated for effectiveness quarterly. As the terms of the forward contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of OCI in stockholders' equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Option contract effectiveness is calculated by comparing the intrinsic value of the instrument to any degradation of the anticipated transaction against the forward adjusted strike price with the effective portion of changes in fair value accumulated in OCI. Any residual change in fair value of the instruments, including option time value or other ineffectiveness are recognized immediately in Selling, general and administrative expense. Ineffectiveness in the first half of fiscal 2001 is not significant.

To meet SFAS 133 entity hedging requirements and to protect U.S. dollar margins, U.S. dollar functional subsidiaries hedge foreign currency revenues and non-U.S. dollar functional subsidiaries selling in foreign currencies hedge U.S. dollar inventory purchases. OCI associated with hedges of foreign currency sales is recognized in Revenue upon shipment and OCI related to inventory purchases is recognized in Cost of sales upon shipment. All values reported in OCI at December 31, 2000 will be reclassified to earnings within 12 months.

Additionally, the Company enters into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of monetary assets and liabilities in a non-functional currency. Changes in the fair value of these fair value hedges (as defined in SFAS 133) are recognized in Selling, general and administrative expense immediately as an offset to the changes in the fair value of the assets or liability being hedged.

Interest Rate Risk Management. The Company is exposed to interest rate risk from both investments and debt. The Company offsets the risk in variable rate interest earnings from investments by converting the existing fixed rate debt (with maturities of 3 years, 5 years, 7 years, and 10 years) of $1.5 billion into variable rate debt with 12 fixed-to-variable interest rate swaps. The Company assumes no ineffectiveness as each interest rate swap meets the short-cut method conditions required under SFAS 133 for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to the Company's underlying interest rate swaps.

Accumulated Derivative Gains or Losses. The following table summarizes activity in OCI related to derivatives held by Sun during the period from July 1, 2000 through December 31, 2000 (in millions):

Cumulative effect of adopting SFAS 133                          $-
Increase in fair value of derivatives                           53
Gains reclassified from OCI, net, into:
     Revenues                                                  (37)
     Cost of sales                                              (9)
                                                        ----------
Accumulated derivative gain, December 31, 2000          $        7
                                                        ==========

6. COMPREHENSIVE INCOME

The components of comprehensive income, net of related taxes, are as follows (in millions):

                                                  Three Months Ended                       Six Months Ended
                                            December 31,        December 26,        December 31,        December 26,
                                               2000                 1999                2000                 1999
                                            ----------           ----------          ----------           ----------
Net income                                       $ 423                 $354                $933               $  625
Change in unrealized value of
  investments, net                                (126)                 383                 (76)                 390
Change in unrealized fair value of
  derivative instruments                           (10)                   -                   7                    -
Translation adjustments                            (13)                   2                 (19)                  (5)
                                            ----------           ----------          ----------           ----------
Comprehensive income                             $ 274                 $739                $845               $1,010
                                            ==========           ==========          ==========           ==========

The components of accumulated other comprehensive income, net of related taxes, are as follows (in millions):

                                                December 31, 2000      June 30, 2000
                                                -----------------      -------------
Unrealized gain on investments, net                       $ 49                 $125
Unrealized gains on derivative instruments                   7                    -
Cumulative translation adjustments                         (69)                 (50)
                                                    ----------           ----------
Accumulated other comprehensive income                    $(13)                $ 75
                                                    ==========           ==========

7. NET INCOME PER COMMON SHARE

The following table presents the calculation of basic and diluted earnings per share (in millions, except per share amounts):

                                           Three Months Ended                 Six Months Ended
                                     December 31,      December 26,     December 31,    December 26,
                                          2000             1999            2000             1999
                                      ----------       ----------       ----------       ----------
Net income                            $      423       $      354       $      933       $      625
                                      ==========       ==========       ==========       ==========
Denominator:
  Weighted average common
  shares - basic                           3,229            3,148            3,217            3,139
  Effect of dilutive securities
  (primarily stock options)                  201              234              216              229
                                      ----------       ----------       ----------       ----------
  Weighted average common
  shares - diluted                         3,430            3,382            3,433            3,368
                                      ==========       ==========       ==========       ==========
Net income per common share -
basic                                 $     0.13       $     0.11       $     0.29       $     0.20
                                      ==========       ==========       ==========       ==========
Net income per common share -
diluted                               $     0.12       $     0.10       $     0.27       $     0.19
                                      ==========       ==========       ==========       ==========

8. OPERATING SEGMENTS

Sun designs, manufactures, markets, and services network computing systems and software solutions that feature networked desktops and servers. The Company is organized by various product groups. The following product groups are the only reportable segments under the criteria of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information": (1) System Products and Network Storage and (2) Enterprise Services. Products in the System Products and Network Storage segment include a broad range of desktop systems, servers, storage, and network switches, incorporating the UltraSPARC (TM) processors and Solaris(TM) Operating Environment. In the Enterprise Services segment, the Company provides a full range of services and support to existing and new customers, including education, professional services, and systems integration. Effective July 1, 2000, Sun consolidated its sales and manufacturing functions into organizations known as the Global Sales Operations (GSO) and Worldwide Operations (WWOPS), respectively. The GSO manages most of the Company's field sales organizations and all field marketing organizations. Sales generated through the sales and marketing efforts of the GSO are recorded as revenues by the various product groups. Operating expenses (primarily sales and marketing) related to the GSO are not allocated to the product groups and, accordingly, are included under the Other segment. WWOPS manages all operations, supply chain and purchasing functions. WWOPS manufacturing costs are allocated as cost of sales to the various product groups.

The following table presents revenues, interdivision revenues, and operating income (loss) for the Company's segments. The Other segment consists of certain operating product groups, which did not meet the requirements for a reportable segment as defined by SFAS 131, such as Sun's Software Systems Group, and other miscellaneous functions, such as Corporate and the GSO.

Three Months Ended:
                            System Products and   Enterprise
                              Network Storage     Services          Other             Total
                            -------------------  ----------       ----------        ----------
DECEMBER 31, 2000
  Revenues                          $3,834             $798            $ 483            $5,115
  Interdivision revenues                 -              118             (118)                -
  Operating income (loss)            1,465              170             (995)              640

DECEMBER 26, 1999
  Revenues                          $2,739             $557            $ 258            $3,554
  Interdivision  revenues                -               95              (95)                -
  Operating income (loss)            1,062              115             (681)              496



Six Months Ended:
                            System Products and   Enterprise
                              Network Storage     Services          Other             Total
                            -------------------  ----------       ----------        ----------
DECEMBER 31, 2000
  Revenues                          $7,779           $1,500          $   881           $10,160
  Interdivision revenues                 -              226             (226)                -
  Operating income (loss)            3,024              295           (1,981)            1,338

DECEMBER 26, 1999
  Revenues                          $5,266           $1,035          $   399           $ 6,700
  Interdivision  revenues                -              177             (177)                -
  Operating income (loss)            2,068              198           (1,392)              874


9. SUBSEQUENT EVENTS

On December 3, 2000, the Company entered into an agreement to acquire HighGround Systems, Inc. (HighGround) in a stock-for-stock merger. HighGround, a privately-held company, is a leading developer of storage resource management software for open systems. Under the terms of the merger agreement, the Company will issue approximately 7.9 million shares of its common stock and assume approximately 2.4 million stock options and warrants (after giving effect to the two-for-one stock split effected December 5, 2000) in exchange for all of HighGround's outstanding capital stock, options and warrants, resulting in an aggregate purchase price of approximately $400 million. The closing of the acquisition is subject to remaining regulatory approvals, HighGround stockholder approval and other customary closing conditions. The transaction will be accounted for as a purchase and the purchase price will be allocated to tangible assets and identified intangible assets, with any excess being allocated to goodwill.

On February 1, 2001, the Company entered into an agreement to acquire LSC, Incorporated (LSC) in a stock-for-stock merger. LSC is a privately-held company which designs, develops, and supports high performance file systems and data storage software. Under the terms of the merger agreement, the Company will issue up to approximately 1.7 million shares of its common stock and assume approximately 0.7 million stock options and warrants in exchange for all of LSC's outstanding capital stock, options and warrants, resulting in an aggregate purchase price of approximately $74 million. The closing of the acquisition is subject to regulatory approvals, LSC shareholder approval and other customary closing conditions. The transaction will be accounted for as a purchase and the purchase price will be allocated to tangible assets and identified intangible assets, with any excess being allocated to goodwill.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements relating to our expectations regarding product mix trends, our expectations to invest in our services business, our expectations that products gross margins will be affected by product mix, component costs, market conditions and new product introductions, our products and services gross margins expectations for the remainder of fiscal year 2001, our continuous evaluation of the competitiveness of our product and service offerings and any possible repricing actions, our plans to increase research and development spending on a dollar basis during the remainder of fiscal 2001 and research and development expenses as a percentage of net revenues, our expectations relating to selling, general and administrative expenses on a dollar basis during the remainder of fiscal 2001 and as a percentage of net revenues and our continual investment in efforts to achieve additional operating efficiencies and review and improvement of our business processes and our focus on our cost structure, our expectations to continue hiring personnel in certain areas and the rate of such hiring activities, our expected effective income tax rate for the remainder of fiscal 2001, our expectations to continue leveraging our operating EBITDA on our cost structure, our belief that we have sufficient capital to meet our requirements for at least the next twelve months, and as set forth in the section entitled "Purchased in-process research and development": statements regarding our expectations that we will not achieve a material amount of expense reductions or synergies from our acquisitions, our beliefs regarding realization of expected economic return from acquired in-process technology and resulting or related products, general availability of certain products and our ability to continue making substantial progress in the development and commercialization of acquired technologies.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in "Risk Factors," identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, increased competition, adverse changes in general economic conditions in the U.S. and internationally, including adverse changes in the specific markets for our products, adverse business conditions, adverse changes in customer order patterns, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, risks associated with foreign operations, failure to reduce costs or improve operating efficiencies, our ability to attract, hire and retain key and qualified employees, and risks associated with acquiring companies.

With respect to risks related to purchased in-process research and development, we cannot assure you that any new technologies will be developed into products, that such products will achieve either technological or commercial success, or that we will receive any economic benefit from such products as a result of delays in the development of the technology or release of such products into the market, the complexity of the technology, our ability to successfully manage product introductions, lack of customer acceptance, competition and changes in technological trends, and fluctuations in market or general economic conditions.

'

RESULTS OF OPERATIONS

NET REVENUES
(dollars in millions)

                                   Three Months Ended                             Six Months Ended
                               December 31,    December 26,                 December 31,   December 26,
                                   2000           1999          Change         2000            1999         Change
                                 -------         -------        ------        -------         -------       -------
Products net revenue             $ 4,317         $ 2,997         44.0%        $ 8,660         $ 5,665        52.9%
  Percentage of total net
  revenues                          84.4%           84.3%                        85.2%           84.6%
Services net revenue             $   798         $   557         43.3%        $ 1,500         $ 1,035        44.9%
  Percentage of total net
  revenues                          15.6%           15.7%                        14.8%           15.4%
Total net revenues               $ 5,115         $ 3,554         43.9%        $10,160         $ 6,700        51.6%

Products net revenue

Products net revenue is comprised of revenue generated from the sales of our scalable computer systems and storage, high-speed microprocessors, and our line of high-performance software for operating network computing equipment. For the second quarter of fiscal 2001, products net revenue increased by $1,320 million, or 44.0% to $4,317 million, over the corresponding period of fiscal 2000. For the first half of fiscal 2001, products net revenue increased by $2,995 million, or 52.9% to $8,660 million, over the corresponding period of fiscal 2000. Growth in enterprise and workgroup server product lines accounted for more than 60% of the total increase in products net revenue in the second quarter and first half of fiscal 2001. In addition, increased revenues generated by our storage products, network service provider and iPlanet offerings also contributed to our increase in products net revenue. As a result of the strong demand for our servers, desktop system revenue as a percentage of products net revenue has declined for the three and six months ended December 31, 2000, as compared to the corresponding periods of fiscal 2000. We expect these product mix trends to continue through the remainder of fiscal 2001.

Services net revenue

Services net revenue is comprised of revenue generated from the sales of a full range of services, including support, education, and professional services. For the second quarter of fiscal 2001, services net revenue increased by $241 million, or 43.3% to $798 million, over the corresponding period of fiscal 2000. For the first half of fiscal 2001, services net revenue increased by $465 million, or 44.9% to $1,500 million, over the corresponding period of fiscal 2000. The increase in services net revenue is primarily the result of: (1) a continuing shift towards premium service and support contracts generated from a larger installed base of high-end server products and an overall shift in customer expectations to higher levels of support; (2) a larger base of product units related to the increase in product unit sales and installations; and (3) an increase in revenues associated with our educational and professional services.

Net revenues by geographic area
(dollars in millions)


                              Three Months Ended                          Six Months Ended
                         December 31,     December 26,                December 31,   December 26,
                            2000             1999         Change         2000             1999        Change
                           -------         -------        ------        -------         -------       -------
Domestic                   $ 2,438         $ 1,822         33.8%        $ 5,137         $ 3,506        46.5%
  Percentage of net
  revenues                    47.7%           51.3%                        50.6%           52.3%
International              $ 2,677         $ 1,732         54.6%        $ 5,023         $ 3,194        57.3%
  Percentage of net
  revenues                    52.3%           48.7%                        49.4%           47.7%
Total net revenues         $ 5,115         $ 3,554         43.9%        $10,160         $ 6,700        51.6%

Domestic net revenues increased by 33.8% and 46.5% in the second quarter and first half of fiscal 2001, respectively, over the corresponding periods of fiscal 2000. In December 2000, we experienced an unexpected and significant decline in U.S. demand primarily for our products. We cannot assure you that this decline in U.S. demand will not continue to affect future operating results. In U.S. dollars, international net revenues increased by 54.6% and 57.3% in the second quarter and first half of fiscal 2001, respectively, over the corresponding periods of fiscal 2000. The revenue growth in international net revenues is primarily due to continued strong demand for our network computing products and services. To a lesser degree, the increase in international revenues is due to our expanded presence in numerous emerging countries. We experienced revenue growth in all European, Middle Eastern, African (EMEA) and rest of world (ROW) regions during the second quarter and first six months of fiscal 2001, as compared to the corresponding periods of fiscal 2000. The United Kingdom, Germany, Northern Europe, and Japan regions accounted for more than 50% of the total increase in international net revenues for the second quarter and first half of fiscal 2001.

Fluctuations in exchange rates reduced total net revenues in the second quarter of fiscal 2001 by approximately 8% due to the impact of exchange rate movements. This reduction was principally driven by weakness in the Euro, the British pound and to a lesser extent the Japanese yen. Although we have experienced U.S. dollar revenue growth in the domestic and international marketplaces on a year-over-year basis, we cannot assure you that such trends will continue. In particular, if capital spending declines in certain countries or any such countries experience changes in their economic environment, our results of operations and cash flows could suffer.

GROSS MARGIN
(dollars in millions)

                                   Three Months Ended                                Six Months Ended
                              December 31,     December 26,                      December 31,    December 26,
                                  2000             1999            Change            2000            1999          Change
                                --------         --------         --------         --------         ------        --------
Products gross margin           $  2,164         $  1,627             33.0%        $  4,354         $3,087            41.0%
  Percentage of products
  net revenues                      50.1%            54.3%                             50.3%          54.5%
Services gross margin           $    280         $    208             34.6%        $    520         $  381            36.5%
  Percentage of services
  net revenues                      35.1%            37.3%                             34.7%          36.8%
Total gross margin              $  2,444         $  1,835             33.2%        $  4,874         $3,468            40.5%
  Percentage of net
  revenues                          47.8%            51.6%                             48.0%          51.8%

Products gross margin

Products gross margin was 50.1% and 50.3% in the second quarter and first half of fiscal 2001, respectively, as compared to 54.3% and 54.5% for the corresponding periods in fiscal 2000. Most of the products gross margin decline is due to the increased cost of various components. For the remainder of fiscal 2001, we expect products gross margin will continue to be affected by product mix, component costs, market conditions and new product introductions. During the second half of fiscal 2001, we expect products gross margin to be in a similar range, or improve slightly to what we reported for the first half of fiscal 2001.

Services gross margin

Services gross margin was 35.1% and 34.7% in the second quarter and first half of fiscal 2001, respectively, as compared to 37.3% and 36.8% for the corresponding periods in fiscal 2000. The decrease in services gross margin is primarily due to the impact of: (1) increased expenditures for both fixed and variable costs in supporting infrastructures; (2) capital and operating expenditures related to acquisition and deployment of service delivery technologies and processes; and (3) increasing field service delivery headcount to support increased customer service expectations and expected future growth in the services business. We expect to continue investing in our services business by hiring field service delivery employees, increasing availability of spare parts inventory to improve customer service response time, and evaluating other infrastructure-related initiatives. We are currently expecting our services gross margin to remain in the mid-30% range for the remainder of fiscal 2001.

We continuously evaluate the competitiveness of our product and service offerings. These evaluations could result in repricing actions in the near term. Our future operating results would be adversely affected if we reduced prices and we were unable to mitigate the resulting margin pressure by maintaining a favorable mix of systems, software, service, and other products, or if we were unsuccessful in achieving component cost reductions, operating efficiencies, and increasing volumes.

OPERATING EXPENSES
(dollars in millions)

                                     Three Months Ended                            Six Months Ended
                                 December 31,    December 26,                 December 31,  December 26,
                                     2000           1999          Change          2000          1999          Change
                                    ------         ------         ------         ------        ------         ------
Research and development            $  497         $  398           24.9%        $  987        $  755          30.7%
  Percentage of net revenues           9.7%          11.2%                          9.7%         11.3%
Selling, general and
  administrative                    $1,236         $  941           31.3%        $2,478        $1,835          35.0%
  Percentage of net revenues          24.2%          26.5%                         24.4%         27.4%
Purchased in-process
  research and development          $   71              -            100%        $   71        $    4        1675.0%
  Percentage of net revenues           1.4%             -                           0.7%          0.1%

Research and development expenses

Research and development (R&D) expenses, as a percentage of net revenues, decreased to 9.7% in the second quarter and first half of fiscal 2001 from 11.2% and 11.3% in the corresponding periods of fiscal 2000. The relative decline was the result of the increase in net revenues. The dollar increase in R&D expenses reflects our continued development of a broad line of scalable and reliable systems, including servers, workstations, storage technologies, and SPARC(TM) microprocessors, as well as software products which utilize the Java(TM) platform, Solaris Operating Environment software, and Jini (TM) connection technology. Furthermore, R&D expenses have increased due to additional development of products acquired through acquisitions and increased compensation and compensation-related costs related to higher levels of R&D staffing. The increases in R&D spending reflect our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems, software, and microprocessor development, as well as continue to enhance existing products. All R&D is expensed as incurred. We are planning to continue to increase our R&D spending on a dollar basis during the remainder of fiscal 2001, but expect R&D expenses for fiscal 2001 to continue to be in the 9% to 10% range of annual net revenues.

Selling, general and administrative expenses

Selling, general, and administrative (SG&A) expenses, as a percentage of net revenues, decreased to 24.2% and 24.4% in the second quarter and first half of fiscal 2001, respectively, from 26.5% and 27.4% in the corresponding periods of fiscal 2000, as a result of higher revenues and operating efficiencies. The dollar increase in SG&A expenses is primarily attributable to: (1) increased headcount, principally in the global sales organization; (2) higher average employee compensation; (3) increased commissions and bonuses; and (4) increased marketing costs related to promotional programs. We also made additional investments aimed at improving our internal business processes for the remainder of fiscal 2001, and therefore, expect SG&A expense to increase in dollars as compared to fiscal 2000. We plan on continuing to invest in efforts to achieve additional future operating efficiencies through the continual review and improvement of business processes. In addition, we expect to continue to hire sales and marketing personnel as well as financial service and support personnel. However, we anticipate hiring at a slower rate for the remainder of fiscal 2001 and will continue to focus on our cost structure, gradually decreasing our level of SG&A expenses, as a percentage of total net revenues, on a year-over-year basis (excluding the impact of intangible asset and deferred compensation amortization for mergers and acquisitions).

Purchased in-process research and development expenses

Overview

In the second quarter of fiscal 2001, we acquired (1) grapeVINE Technologies, LLC (grapeVINE) and (2) Cobalt Networks, Inc. and its wholly-owned subsidiaries (Cobalt). Purchased in-process research and development expenses (IPRD) of $71.3 million in the first half of fiscal 2001 represents the write-off of in-process technologies associated with our acquisitions of grapeVINE ($0.5 million) and Cobalt ($70.8 million). Purchased IPRD of $4.0 million in the first half of fiscal 2000 represents the write-off of in-process technologies associated with our acquisitions of Star Division Corporation (Star Division) and certain assets and liabilities of Star Division Software-Entwicklung und Vertriebs GmbH (Star Company), a related party of Star Division. All of these business combinations are known collectively as "Acquired Companies." At the date of each acquisition noted above, the projects associated with the IPRD efforts had not yet reached technological feasibility and the IPRD had no alternative future uses. Accordingly, these amounts were expensed on the respective acquisition dates of each of the Acquired Companies. Also, see Note 3 of "Notes to Condensed Consolidated Financial Statements (Unaudited) - Business Combinations".

See "Purchased In-Process Research and Development," in our Annual Report on Form 10-K for fiscal 2000 for additional discussion on our valuation of IPRD, overview of purchased IPRD and overall status of IPRD and intangible assets acquired during fiscal 2000, 1999, and 1998.

Valuation of IPRD

We used independent third-party sources to calculate the amounts allocated to IPRD. In calculating IPRD, the independent third party used established valuation techniques accepted in the high-technology industry. These calculations gave consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the products' underlying technology. The value of the IPRD reflects the relative value and contribution of the acquired research and development. We gave consideration to the R&D's stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the projected cost to complete the project in determining the value assigned to IPRD.

The values assigned to developed technologies related to each acquisition were based upon discounted cash flows related to the existing products' projected income stream. Elements of the projected income stream included revenues, cost of sales (COS), SG&A expenses, and R&D expenses. The discount rates used in the present value calculations were generally derived from a weighted average cost of capital, adjusted upward to reflect the additional risks inherent in the development life cycle, including the useful life of the technology, profitability levels of the technology, and the uncertainty of technology advances that are known at the date of each acquisition. Since each acquired entity's IPRD is unique, the discount rate, revenue, COS, R&D and SG&A assumptions used varied on a case-by-case basis. We did not expect to achieve a material amount of expense reductions or synergies, therefore the valuation assumptions did not include significant anticipated cost savings.

Valuation Assumptions

The following table summarizes the significant assumptions underlying the valuations related to the IPRD for the six months ended December 31, 2000 (dollars in millions, except percentages):

                                                                                     --PERCENTAGE OF REVENUE--
                                      ESTIMATED
                                      COST TO
                                      COMPLETE       PERCENTAGE     AVERAGE
ACQUIRED                             TECHNOLOGY AT   COMPLETE AT    REVENUE
COMPANY/                               TIME OF        TIME OF       GROWTH        AVG.          AVG.           AVG.       DISCOUNT
BUSINESS                   IPRD      ACQUISITION    ACQUISITION     RATE          COS           SG&A           R&D        RATE USED
                          -------   -------------   -----------    -------       -------       -------       -------      --------
Cobalt                    $  70.8      $   1.5            67%           50%           49%           28%            1%           22%
                          -------      -------       -------       -------       -------       -------       -------       -------

grapeVINE                 $   0.5      $   0.3            83%           10%           18%           48%            1%           23%
                          -------      -------       -------       -------       -------       -------       -------       -------

Overview of Significant Purchased IPRD in the six months ended December 31, 2000

Included below are further details regarding the nature of the significant amounts of purchased technology acquired during the six months ended December 31, 2000.

Given the uncertainties of the commercialization process, we cannot assure you that deviations from our estimates will not occur. We believe there is a reasonable chance of realizing the economic return expected from the acquired in-process technology. However, there is risk associated with the realization of benefits related to commercialization of an in-process project due to rapidly changing customer needs, complexity of technology and growing competitive pressures. Therefore, we cannot assure you that any project will meet with commercial success. Failure to successfully commercialize an in-process project would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of our intangible assets acquired may become impaired.

On December 7, 2000, we acquired all of the outstanding capital stock of Cobalt in a stock-for-stock transaction valued at approximately $2,061.0 million. This transaction was accounted for as a purchase, with the purchase price being allocated to tangible assets, intangible assets, and IPRD.

At the acquisition date, Cobalt was engaged in development activity associated with development of its Cobalt(TM) RaQ XTR, Qube ML and CacheRaQ server appliance products as well as related software. As of the acquisition date, Cobalt had made substantial progress in the areas of product definition, architecture design and coding. Remaining efforts necessary to complete these server appliance products relate primarily to additional coding, testing and implementation. We released certain general availability versions of these products in late January 2001 and will continue releasing general availability versions of the remaining products through March 2001, at which time the Company expects to begin to realize economic benefits associated with these server appliance products.

Overall Status of Business Combinations Prior to Fiscal 2001

With respect to acquisitions completed prior to fiscal 2001, we believe that the projections we used in performing our valuations for each acquisition are still valid in all material respects; however, we cannot assure you that the projected results will be achieved. We continue to make substantial progress related to the development and commercialization of acquired technologies. Although we have experienced delays in the completion of certain of our development efforts and their related commercialization, the expected total costs to complete such technologies have not materially increased, individually or in the aggregate. We periodically evaluate our product development timeline and modify our overall business plan in response to various factors.

Modifications to our business plan include the reallocation of resources among various alternative development projects. The impact of delays in the realization of economic benefits related to acquired technologies, individually or in the aggregate, has not been material to our overall consolidated financial position or results of operations as of and for the quarter ended December 31, 2000.

INTEREST INCOME, NET
(dollars in millions)

                          Three Months Ended                     Six Months Ended
                       December 31,  December 26,             December 31,  December 26,
                           2000         1999         Change       2000         1999      Change
                          ------       ------        ------      ------       ------     ------
Interest income, net      $   91       $   32        184.4%      $  166       $   61     172.1%
  Percentage of net
  revenues                   1.8%         0.9%                      1.6%         0.9%

The increase in interest income (net of interest expense) of 184.4% and 172.1% in the second quarter and first half of fiscal 2001, as compared to the corresponding periods in fiscal 2000, is primarily due to higher average balances of cash and marketable securities, partially offset by interest expense related to our issuance of the $1.5 billion of unsecured debt securities in August 1999.

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

INCOME TAXES
(dollars in millions)

                          Three Months Ended                     Six Months Ended
                       December 31,  December 26,             December 31,  December 26,
                           2000         1999         Change       2000         1999      Change
                          ------       ------        ------      ------       ------     ------
Provision for income
taxes                     $  309       $  174         77.6%      $  572       $  310      84.5%
  Percentage of income
  before income taxes       42.2%        33.0%                     38.0%        33.2%


Our effective tax rate was 42.2% and 38.0% for the second quarter and first half of fiscal 2001, as compared to 33.0% and 33.2% for the corresponding periods a year ago. The change in our effective tax rate is primarily due to the nondeductibility of certain accounting charges associated with our merger and acquisition activities, such as IPRD and goodwill. Excluding these accounting charges, our effective tax rate was 33.6% for the second quarter and first half of fiscal 2001 as compared to 32.1% for the corresponding periods in fiscal 2000. The remaining increase in the effective tax rate is primarily due to proportionately greater forecasted earnings in higher tax rate jurisdictions.

We currently expect our effective tax rate will be approximately 33.6% for the remainder of fiscal 2001. This excludes the impact of accounting charges associated with our merger and acquisition activities. Our expected rate is based on current tax law and current estimates of earnings, and is subject to change. While our effective tax rate under generally accepted accounting principles for the remainder of fiscal 2001 is expected to be approximately 36.3%, this rate may change upon the completion of new mergers and acquisitions, such as the pending acquisitions of HighGround Systems, Inc. (HighGround) and LSC, Incorporated (LSC), or changes in the amount of goodwill amortization we recognize.

OPERATING EBITDA
(dollars in millions)

                          Three Months Ended                     Six Months Ended
                       December 31,  December 26,             December 31,  December 26,
                           2000         1999         Change       2000         1999      Change
                          ------       ------        ------      ------       ------     ------
Operating EBITDA          $  948       $  666         42.3%      $ 1,854      $ 1,235     50.1%
   Percentage of net
   revenues                 18.5%        18.7%                      18.2%        18.4%

Operating EBITDA represents earnings before interest, income taxes, depreciation, amortization (including amortization of stock-based compensation), and other non-operating items, such as gain on sale of investments and IPRD. We believe that operating EBITDA is a useful measure of operating performance which provides focus on business fundamentals that track critical longer term trends. Though operating EBITDA as a measure of performance is significantly more cash-like, it is not intended to represent, nor does it represent, cash flows for the period, or funds available for dividends, reinvestment or other discretionary uses. Operating EBITDA has been presented as a useful supplement, not as a substitute, for measures of performance prepared and presented in accordance with generally accepted accounting principles.

During the second quarter and first half of fiscal 2001, operating EBITDA as a percentage of net revenues has remained essentially flat as compared to the corresponding periods in fiscal 2000. Despite the decline in total gross margin as a percentage of net revenues in the second quarter and first half of fiscal 2001, our operating EBITDA has remained consistent due to our ability to grow revenues without incurring proportionate increases in operating expenses. We are continuing to focus on improving this leverage on our cost structure.

LIQUIDITY AND CAPITAL RESOURCES
(dollars in millions)

                                                   December 31, 2000          June 30, 2000         Change
                                                   -----------------          -------------         ------
Cash, cash equivalents, and investments                       $7,442                 $6,971           6.8%
Percentage of total assets                                     41.2%                  49.3%
Days sales outstanding (DSO)                                      57                     48
Inventory turns                                                 14.2                   17.5

                                                               Six Months Ended
                                                   December 31, 2000     December 26, 1999            Change
                                                   -----------------     -----------------            ------
Net cash provided by operating activities                     $1,256                $1,164              7.9%
Net cash used in investing activities                       ($1,620)              ($2,217)             26.9%
Net cash (used in) provided by financing
activities                                                     ($82)                $1,263          (106.5%)


At December 31, 2000, cash, cash equivalents and investments increased $471 million from June 30, 2000. The increase in the six months ended December 31, 2000 is due to cash flows generated from operating activities of $1,256 million, which represents our principal source of cash. Cash flows provided by operating activities were generated primarily from net income as adjusted for income tax benefits from employee stock plans and depreciation and amortization, which were partially offset by decreases in working capital. The cash flows provided by operating activities were offset by the following investing and financing activities: (1) capital spending of $572 million for real estate development and equipment additions to support increased headcount, primarily in our services, engineering and marketing organizations and (2) acquisition of treasury stock for $311 million.

The decrease in working capital was primarily generated by increases in accounts receivable (net) and inventory. Accounts receivable (net) increased to $3,215 million at December 31, 2000 from $2,690 million at June 30, 2000. The increase in accounts receivable (net) and DSO are primarily due to increased revenues and the timing of payments by customers. Inventory increased to $792 million at December 31, 2000 from $557 million at June 30, 2000. The increase in inventory and decline in inventory turns is primarily due to Sun's decision to carry more inventory to better meet customer demand and provide better customer service.

We have a $500 million revolving credit facility ("Facility") with a syndicate of commercial banks. The Facility is available subject to compliance with certain covenants, with which we are currently in compliance. No amounts were outstanding under the Facility at December 31, 2000.

We currently have effective shelf registration statements on file with the Securities and Exchange Commission that permit us to offer up to $4.0 billion of debt securities and common and preferred stock in one or more separate series, in amounts, at prices, and on terms to be set forth in the prospectus contained in these registration statements and in one or more supplements to the prospectus. On August 4, 1999, we issued $1.5 billion in unsecured debt securities in four tranches (the "Senior Notes") under these registration statements. The Senior Notes are due at various times between August 2002 and August 2009.

We believe that the liquidity provided by existing cash, cash equivalents, and investments, along with the borrowing arrangements described above and cash generated from operations, will provide sufficient capital to meet our requirements for at least the next twelve months. We believe the level of financial resources is a significant competitive factor in our industry and we may choose at any time to raise additional capital through debt or equity financing to strengthen our financial position, facilitate growth, and provide us with additional flexibility to take advantage of business opportunities that may arise.

RISK FACTORS

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

Over the last several years, we have invested significantly in our storage products business with a view to increasing the sales of these products both on a stand-alone basis to customers using the systems of our competitors, and as part of the systems that we sell. The intelligent storage products business is intensely competitive. EMC is currently the leader in this market. To the extent we are unable to penetrate this market and compete effectively, our business and operating results could be adversely affected. In addition, we will be making significant investments to develop, market, and sell software products under our alliance with America Online, Inc. (AOL) and have agreed to significant minimum revenue commitments. These alliance products are targeted at the e-commerce market and are strategic to our ability to successfully compete in this market. If we are unable to successfully compete in this market, our business and operating results could be adversely affected.

THE PRODUCTS WE MAKE ARE VERY COMPLEX AND IF WE ARE UNABLE TO RAPIDLY AND SUCCESSFULLY DEVELOP AND INTRODUCE NEW PRODUCTS, WE WILL NOT BE ABLE TO SATISFY CUSTOMER DEMAND.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that our customers choose to buy. If we are unable to develop new products, our business and operating results could be adversely affected. We must quickly develop, introduce, and deliver in quantity new, complex systems, software, and hardware products and components. These include products we plan to introduce later in fiscal 2001 which incorporate our new UltraSPARC(TM) III architecture, the Solaris Operating Environment, our Sun StorEdge(TM) storage products, and other software products, such as those products under development or to be developed under our alliance with AOL. The development process for these complicated products is very uncertain. It requires high levels of innovation from both our product designers and our suppliers of the components used in our products. The development process is also lengthy and costly. If we fail to accurately anticipate our customers' needs and technological trends, or are otherwise unable to complete the development of a product on a timely basis, we will be unable to introduce new products into the market on a timely basis, if at all, and our business and operating results would be adversely affected. In addition, the successful development of software products under our alliance with AOL depends on many factors, including our ability to work effectively within the alliance on complex product development and any encumbrances on the licensed technology that may arise from time to time may prevent us from developing, marketing, or selling these alliance software products. If we are unable to successfully develop, market, or sell the alliance software products or other software products, our business and operating results could be adversely affected.

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

WE DEPEND ON KEY EMPLOYEES AND FACE COMPETITION IN HIRING AND RETAINING QUALIFIED EMPLOYEES.

Our employees are vital to our success, and our key management, engineering, and other employees are difficult to replace. We generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. The expansion of high technology companies in Silicon Valley and Colorado, as well as many other cities, has increased demand and competition for qualified personnel. We may not be able to attract, assimilate, or retain highly qualified employees in the future. These factors could adversely affect our business.

BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults. In addition, many of our facilities are located on filled land and, therefore, may be more susceptible to damage if an earthquake occurs. We do not carry earthquake insurance and do not self insure for earthquake-related losses. Our facilities in the State of California, including our corporate headquarters and other critical business operations, are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. In addition, we do not carry business interruption insurance or carry financial reserves against business interruptions arising from earthquakes or intentional electrical blackouts. If a business interruption occurs, our business could be seriously harmed.

OUR MARKETABLE STRATEGIC EQUITY SECURITIES ARE SUBJECT TO EQUITY PRICE RISK AND THEIR VALUE MAY FLUCTUATE.

From time to time, we make equity investments for the promotion of business and strategic objectives with publicly traded and non-publicly traded companies. The market price and valuation of the securities that we hold in these companies may fluctuate due to market conditions and other circumstances over which we have little or no control. Many of the companies in which we have invested have experienced significant volatility in their stock prices. We typically do not attempt to reduce or eliminate this equity price risk, through hedging or similar techniques, and market price and valuation fluctuations could impact our financial results. To the extent that the fair value of these securities was less than our cost over an extended period of time, our net income would be reduced. Also, refer to Item 3 - Quantitative and Qualitative Disclosures about Market Risk.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at December 31, 2000. Actual results may differ materially.

Interest Rate sensitivity

Our investment portfolio consists primarily of fixed income instruments with an average duration of less than 1.50 years. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. The sensitivity analysis applied to this investment portfolio was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). The hypothetical 150 BPS increase in interest rates would result in an approximate $104 million decrease in the fair value of our investments in debt securities as of December 31, 2000.

We also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest associated with the Senior Notes effectively becomes variable and thus matches the variable interest rate associated with our cash and marketable securities.

Foreign Currency Exchange Risk

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of manufacturing and sales activities outside of the U.S., we enter into transactions in other currencies, primarily the Japanese yen, the British pound and the Euro. We enter into foreign exchange forward and option contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The gains or losses on the forward and option contracts are largely offset by gains or losses on the underlying transactions and, consequently, a sudden or significant change in foreign exchange rates is not expected to have a material impact on future net income or cash flows. Based on our foreign currency exchange instruments outstanding at December 31, 2000, we estimate a maximum potential one-day loss in fair value of approximately $26 million, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against a thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables, and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. Foreign currency fluctuations did not have a material impact on our results of operations and financial position for the first six months of fiscal 2001. Also, refer to Note 5 of "Notes to Condensed Consolidated Financial Statements (Unaudited) Derivative Financial Instruments" for additional discussion.

Euro Conversion

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the Euro. The transition period for the introduction of the Euro ends June 30, 2002. Issues facing us as a result of the introduction of the Euro include converting information technology systems, reassessing currency risk, negotiating and amending licensing agreements and contracts, and processing tax and accounting records. We continue to address these issues and do not currently expect the Euro conversion to have a material effect on our financial conditions or results of operations.

Equity Security Price Risk

We are exposed to price fluctuations on the marketable portion of equity securities included in our portfolio of strategic investments. These investments are generally in companies in the high-technology industry sector, many of which are small capitalization stocks. We typically do not attempt to reduce or eliminate the market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $32 million decrease in the fair value of our available-for-sale marketable strategic equity securities as of December 31, 2000. At December 31, 2000, three equity securities represented approximately $89 million of the total reported fair value of the marketable strategic equity securities of $158 million. Also, refer to Note 4 of "Notes to Condensed Consolidated Financial Statements (Unaudited) Balance Sheet Details" for additional discussion on Sun's marketable strategic equity securities.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On January 23, 2001, Sun and Microsoft Corporation agreed to settle the litigation initiated by Sun on October 7, 1997 regarding Sun's Java technology. Under the terms of the settlement agreement, Microsoft agreed to pay Sun $20 million and to terminate its license of the Java technology. In addition, Microsoft was permanently enjoined from using Sun's JAVA COMPATIBLE(TM) trademark and Sun agreed to grant Microsoft a new limited and conditional license to continue shipping, essentially as is, its currently shipping implementations of the 1.1.4 version of the Java technology. This new license covers only the products that already contain the 1.1.4 version of the Java technology and successor versions of those products, and lasts for seven years.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 8, 2000, the Annual Meeting of Stockholders of the Company was held in Santa Clara, California. The share numbers contained in this Item 4 do not reflect the Company's two-for-one stock dividend paid on December 5, 2000. The results of voting of the 1,385,693,540 shares of common stock represented at the meeting or by proxy are described below.

An election of directors was held with the following individuals being elected to the Board of Directors of the Company:

Name                       Shares Voted For             Votes Withheld
----                       ----------------             --------------
Scott G. McNealy             1,376,034,949                 9,658,591
James L. Barksdale           1,375,702,034                 9,991,506
L. John Doerr                1,176,883,446               208,810,094
Judith L. Estrin             1,376,015,015                 9,678,525
Robert J. Fisher             1,375,977,343                 9,716,197
Robert L. Long               1,375,976,455                 9,717,085
M. Kenneth Oshman            1,375,992,992                 9,700,548
Naomi O. Seligman            1,374,184,942                11,508,598

The eight nominees who received the highest number of votes (all of the above individuals) were elected to the Board of Directors.

The stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 3,600,000,000 to 7,200,000,000 shares. There were 1,371,316,107 votes cast for the amendment, 9,531,256 votes cast against the amendment, 4,846,177 abstentions and no broker non-votes.

The stockholders approved an amendment to the Company's 1990 Long-Term Equity Incentive Plan in order to increase the number of shares of common stock authorized for issuance thereunder by 7,000,000 shares of common stock to an aggregate of 558,600,000 shares. There were 837,990,961 votes cast for the amendment, 541,210,871 votes cast against the amendment, 6,491,708 abstentions and no broker non-votes.

The stockholders approved an amendment to the Company's Bylaws in order to increase the number of directors to serve on the Company's Board of Directors to no less than six (6) nor more than eleven (11), with the exact number to be set by the Board within such range from time to time. There were 938,006,556 votes cast for the amendment, 6,327,436 votes cast against the amendment, 4,987,985 abstentions and 436,371,563 broker non-votes.


ITEM 5 - OTHER INFORMATION

SCHEDULE OF SALES BY EXECUTIVE OFFICERS DURING THE QUARTER

The following is a summary of all sales of our common stock by our executive officers and directors who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, during the fiscal quarter ended December 31, 2000 (the numbers below do not reflect Sun's two-for-one stock dividend paid on December 5, 2000):

OFFICERS AND                 DATE OF                                     NUMBER OF
DIRECTORS                    TRANSACTION             PRICE               SHARES SOLD
------------                 -----------           ---------        ---------------------
Judith L. Estrin             10/24/00              $118.3048        298,000 sale

H. William Howard            10/24/00              $119.1875         40,000 same-day-sale

William N. Joy               11/27/00              $87.1625         150,000 same-day-sale
                             11/28/00              $84.7531          60,800 same-day-sale
                             11/28/00              $85.4750         100,000 same-day-sale
                             11/28/00              $84.7531          39,200 same-day-sale
                             11/28/00              $83.8417         150,000 same-day-sale
                             11/30/00              $73.9375         100,000 same-day-sale
                             11/30/00              $76.0141         200,000 same-day-sale

Michael E. Lehman            10/31/00              $105.0000        128,000 same-day-sale

M. Kenneth Oshman            10/24/00              $121.0141        300,000 same-day-sale

Gregory M. Papadopoulos      11/1/00               $108.9375         40,000 same-day-sale
                             11/2/00               $108.0000         20,000 same-day-sale

Michael L. Popov             11/1/00               $107.0000         48,000 same-day-sale

Janpieter T. Scheerder       11/7/00               $111.2798         42,000 same-day-sale

John C. Shoemaker            10/24/00              $120.0000         24,000 same-day-sale
                             11/7/00               $110.4793         48,000 same-day-sale

Patricia C. Sueltz           11/2/00               $109.0000         20,000 same-day-sale

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

        3.2         Registrant's Bylaws, as amended November 8, 2000.

        3.5 Certificate of Amendment of Registrant's Restated Certificate of Incorporation filed November 8, 2000.

        3.6(1)      Amended Certificate of Designations filed December 20, 2000.

        10.66 Registrant's 1990 Long-Term Equity Incentive Plan, as amended on August 16, 2000.

        (1) Incorporated by reference to Exhibit 2.2 to Amendment No. 9 to Registrant's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on December 20, 2000.

(b) Reports on Form 8-K

        The Company filed a report on Form 8-K with the Securities and Exchange Commission on December 8, 2000, announcing its completion of the acquisition of Cobalt Networks, Inc.

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


                                   /s/ Michael L. Popov
                                   ---------------------------------------------
                                   Michael L. Popov
                                   Vice President and Corporate Controller
                                   (Chief Accounting Officer)



Dated: February 14, 2001

                                 EXHIBIT INDEX

     EXHIBIT
      NUMBER                      DESCRIPTION
      ------                      -----------
        3.2         Registrant's Bylaws, as amended November 8, 2000.

        3.5         Certificate of Amendment of Registrant's Restated
                    Certificate of Incorporation filed November 8, 2000.

        3.6(1)      Amended Certificate of Designations filed December 20, 2000.

        10.66 Registrant's 1990 Long-Term Equity Incentive Plan, as amended on August 16, 2000.

        (1) Incorporated by reference to Exhibit 2.2 to Amendment No. 9 to Registrant's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on December 20,
                    2000.