Form 10-Q
period 2001-04-01
SUN MICROSYSTEMS INC
filed 2001-05-16
CIK 709519

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended April 1, 2001

                                                or

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

                    YES   [X]                   NO  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

             CLASS                                 OUTSTANDING AT APRIL 26, 2001
Common Stock - $0.00067 par value                           3,256,803,966

                                      INDEX

                                                                              PAGE
                                                                              ----
  COVER PAGE                                                                    1

  INDEX                                                                         2

  PART I - FINANCIAL INFORMATION

        Item 1 - Financial Statements:
                 Condensed Consolidated Statements of Income                    3
                 Condensed Consolidated Balance Sheets                          4
                 Condensed Consolidated Statements of Cash Flows                5
                 Notes to Condensed Consolidated Financial Statements           7

        Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                  16

        Item 3 - Quantitative and Qualitative Disclosures About
                 Market Risk                                                    31


  PART II - OTHER INFORMATION

        Item 1 - Legal Proceedings                                              33
        Item 2 - Changes in Securities and Use of Proceeds                      33
        Item 5 - Other Information                                              33
        Item 6 - Exhibits and Reports on Form 8-K                               34

  SIGNATURES                                                                    35

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             SUN MICROSYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                     (in millions, except per share amounts)

                                                       Three Months Ended                      Nine Months Ended
                                                   ----------------------------          -----------------------------
                                                   April 1,           March 26,          April 1,            March 26,
                                                    2001                2000               2001                2000
                                                   --------           ---------          --------            ---------
Net revenues:
    Products                                       $ 3,262             $3,429            $ 11,922             $ 9,094
    Services                                           833                576               2,333               1,611
                                                   -------             ------            --------             -------
Total net revenues                                   4,095              4,005              14,255              10,705
Cost of sales:
    Cost of sales - products                         1,864              1,542               6,170               4,120
    Cost of sales - services                           539                371               1,519               1,025
                                                   -------             ------            --------             -------
Total cost of sales                                  2,403              1,913               7,689               5,145
                                                   -------             ------            --------             -------
    Gross margin                                     1,692              2,092               6,566               5,560
Operating expenses:
    Research and development                           486                417               1,473               1,172
    Selling, general and administrative                957              1,057               3,384               2,872
    Amortization of goodwill                            96                 10                 147                  30
    Purchased in-process research and
       development                                       1                  5                  72                   9
                                                   -------             ------            --------             -------
Total operating expenses                             1,540              1,489               5,076               4,083
                                                   -------             ------            --------             -------
Operating income                                       152                603               1,490               1,477
Gain (loss) on investments                             (13)               112                 (12)                112
Interest income, net                                   110                 44                 276                 105
                                                   -------             ------            --------             -------
Income before income taxes                             249                759               1,754               1,694
Provision for income taxes                             113                250                 685                 560
                                                   -------             ------            --------             -------
Net income                                         $   136             $  509            $  1,069             $ 1,134
                                                   =======             ======            ========             =======

Net income per common share - basic                $  0.04             $ 0.16            $   0.33             $  0.36
                                                   =======             ======            ========             =======
Net income per common share - diluted              $  0.04             $ 0.15            $   0.31             $  0.34
                                                   =======             ======            ========             =======
Shares used in the calculation of
    net income per common share -
       basic                                         3,256              3,170               3,230               3,142
                                                   =======             ======            ========             =======
Shares used in the calculation of
    net income per common share -
       diluted                                       3,417              3,397               3,428               3,369
                                                   =======             ======            ========             =======


                             See accompanying notes.

                             SUN MICROSYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                                  April 1, 2001     June 30, 2000
                                                                  -------------     -------------
                                                                   (unaudited)
ASSETS
Current assets:
        Cash and cash equivalents                                    $ 1,287            $ 1,849
        Short-term investments                                           942                626
        Accounts receivable, net                                       2,913              2,690
        Inventories                                                      899                557
        Deferred tax assets                                              856                673
        Prepaid expenses and other current assets                        831                482
                                                                     -------            -------
               Total current assets                                    7,728              6,877
Property, plant and equipment, net of                                  2,564              2,095
  accumulated depreciation of $1,963 and $1,597
Long-term investments                                                  5,020              4,496
Intangible assets, net                                                 1,991                205
Other assets, net                                                        608                479
                                                                     -------            -------
                                                                     $17,911            $14,152
                                                                     =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Short-term borrowings                                        $     2            $     7
        Accounts payable                                               1,023                924
        Accrued payroll-related liabilities                              559                751
        Accrued liabilities and other                                  1,826              1,366
        Deferred revenues and customer deposits                        1,619              1,289
        Income taxes payable                                             139                422
                                                                     -------            -------
               Total current liabilities                               5,168              4,759
Long-term debt and other obligations                                   2,181              2,084
Total stockholders' equity                                            10,562              7,309
                                                                     -------            -------
                                                                     $17,911            $14,152
                                                                     =======            =======


                             See accompanying notes.

                             SUN MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                  (in millions)

                                                                               Nine Months Ended
                                                                         -----------------------------
                                                                         April 1,            March 26,
                                                                           2001                2000
                                                                         --------            ---------
Cash flows from operating activities:
  Net income                                                             $ 1,069             $ 1,134
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                           818                 536
     Tax benefits from employee stock plans                                  692                 522
     Purchased in-process research and development                            72                   9
     Loss (gain) on investments                                               12                (112)
     Changes in operating assets and liabilities:
          Accounts receivable, net                                          (215)               (215)
          Inventories                                                       (340)               (250)
          Other current and long-term assets                                (448)               (252)
          Accounts payable                                                    97                  95
          Other current and long-term liabilities                            266                 535
                                                                         -------             -------
Net cash provided by operating activities                                  2,023               2,002
                                                                         -------             -------

Cash flows from investing activities:
  Purchases of investments                                                (9,749)             (6,216)
  Proceeds from sales and maturities of investments                        8,834               4,123
  Acquisition of property, plant and equipment                              (942)               (647)
  Acquisition of spare parts and other assets                               (164)                (49)
  Payments for acquisitions, net of cash acquired                            (23)                (84)
                                                                         -------             -------
Net cash used in investing activities                                     (2,044)             (2,873)
                                                                         -------             -------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                    --               1,500
  Net (decrease) increase in borrowings and other obligations                (15)                  4
  Proceeds from issuance of common stock, net                                278                 219
  Acquisition of treasury stock                                             (804)               (489)
                                                                         -------             -------
Net cash (used in) provided by financing activities                         (541)              1,234
                                                                         -------             -------

Net (decrease) increase in cash and cash equivalents                        (562)                363
Cash and cash equivalents, beginning of period                             1,849               1,101
                                                                         -------             -------
Cash and cash equivalents, end of period                                 $ 1,287             $ 1,464
                                                                         =======             =======

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
        Interest                                                         $   114             $    53
                                                                         =======             =======
        Income taxes                                                     $   385             $   276
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

                             SUN MICROSYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                                   (unaudited)
                                  (in millions)

                                                                        Nine Months Ended
                                                                   ---------------------------
                                                                   April 1,          March 26,
                                                                    2001               2000
                                                                   --------          ---------
Supplemental schedule of non-cash investing activities:
  In conjunction with the Company's acquisitions,
    liabilities were assumed as follows:
      Fair value of net assets acquired                            $ 2,061             $ 103
      Cash paid for assets, net                                        (29)              (84)
      Stock issued and vested options assumed                       (2,029)               (1)
                                                                   -------             -----
      Liabilities assumed                                          $     3             $  18
                                                                   =======             =====


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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Sun's first three quarters in fiscal 2001 ended on October 1, December 31 and April 1 (in fiscal 2000 the quarters ended on September 26, December 26 and March 26). The fourth quarter ends on June 30.

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

Recent Pronouncements

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In October 2000, the SEC issued additional written guidance to further supplement SAB 101. The Company is required to adopt SAB 101 for its fiscal year ended June 30, 2001 in the fourth quarter of fiscal 2001. At this time, management does not expect the adoption of SAB 101 to have a material effect on the Company's financial position or results of operations as of and for the year ended June 30, 2001.

3. BUSINESS COMBINATIONS

The Company completed several acquisitions in fiscal 2001 that were accounted for under the purchase method of accounting. See the Company's Form 10-Q for the quarterly periods ended on October 1, 2000 and December 31, 2000 for information on acquisitions completed during the first six months of fiscal 2001. The Company completed one acquisition in the third quarter of fiscal 2001, as discussed below. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or a year-to-date aggregate basis.

The Company calculates amounts allocated to in-process research and development
(IPRD) using established valuation techniques in the high-technology industry and expenses such amounts in the quarter that the related acquisition was consummated if technological feasibility of the in-process technology has not been achieved and no alternate future uses have been established. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on the Company's future results of operations or cash flows. The Company computes IPRD using a discounted cash flow analysis on the anticipated income stream to be generated by the IPRD with consideration given to the in-process technology's stage of completion.

The excess purchase price over the estimated value of the net tangible assets and IPRD is allocated to various intangible assets, consisting primarily of developed technology and goodwill, as well as other intangible assets, such as customer base, trade name or trademark, and assembled workforce. The value of developed technology is based upon future discounted cash flows related to the existing products' projected income streams. The value of the customer base is based upon the value of existing relationships and the expected revenue streams. The value of the assembled workforce is based upon the cost to replace that workforce. Intangible assets, including goodwill, are amortized on a straight line basis over periods not exceeding five years.

On March 14, 2001, the Company acquired InfraSearch, Inc. (InfraSearch) in a stock-for-stock merger. InfraSearch is a privately-held company focusing on distributed search technology. Under the terms of the merger agreement, Sun issued approximately 332,000 shares at a value of $20.66 per share in exchange for all of InfraSearch's outstanding stock, assumed all of InfraSearch's outstanding options (equivalent to approximately 63,000 Sun options) at a fair value of $1.1 million, and incurred $0.6 million in acquisition costs, resulting in an aggregate purchase price of approximately $8.5 million. This merger was accounted for as a purchase, with the excess of the purchase price over the estimated fair value of the net tangible assets ($0.2 million) being allocated to various intangible assets, including goodwill ($3.6 million), assembled workforce ($0.8 million) and in-process research and development ($1.0 million). Also included in the purchase price is $2.9 million allocated to deferred compensation, which represents the pro-rata portion of the intrinsic value of:
(1) certain restricted stock issued to InfraSearch founders; and (2) InfraSearch's options assumed but not vested at the date of the acquisition.

4. BALANCE SHEET DETAILS

Inventories are comprised of the following (in millions):

                                                   April 1, 2001     June 30, 2000
                                                   -------------     -------------
           Raw materials                               $  429            $  169
           Work in process                                117                82
           Finished goods                                 353               306
                                                       ------            ------
                                                         $899              $557
                                                       ======            ======

Long-term investments are comprised of the following (in millions):

                                                   April 1, 2001     June 30, 2000
                                                   -------------     -------------
           Long-term investments:
               Marketable securities                   $4,638            $3,961
               Strategic equity investments               382               535
                                                       ------            ------
                        Total                          $5,020            $4,496
                                                       ======            ======


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

Marketable securities and marketable strategic equity securities are considered available-for-sale and are reported at fair value with changes in unrealized gains and losses, net of applicable taxes, recorded in stockholders' equity. Gross unrealized losses related to the marketable strategic equity securities were $34 million as of April 1, 2001 (gross unrealized gains of $210 million as of June 30, 2000). Preferred stock and other strategic equity holdings are carried at the lower of cost or net realizable value due to their illiquid nature. Realized gains and losses for all investments are calculated based on the specific identification method.

Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities", requires companies to determine whether a decline in fair value below the amortized cost basis is other than temporary. If a decline in fair value is determined to be other than temporary, SFAS 115 requires the carrying value of the debt or equity security to be written down to its fair value. Accordingly, the Company recognized an other-than-temporary impairment loss of $36 million (which is included under the caption "Gain (loss) on investments" in the Condensed Consolidated Statements of Income for the three and nine months ended April 1, 2001). No other-than-temporary impairment losses were recognized in fiscal 2000.

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

Foreign Exchange Exposure Management. The Company has significant international sales and purchase transactions in foreign currencies and continues its policy of hedging forecasted and actual foreign currency risk with purchased currency options and forward contracts that expire within 12 months. These derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. In accordance with SFAS 133, hedges related to anticipated transactions are designated and documented at the inception of the respective hedge as cash flow hedges and evaluated for effectiveness quarterly. As the terms of the forward contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative instrument reported as a component of OCI in stockholders' equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Option contract effectiveness is calculated by comparing the intrinsic value of the instrument to any degradation of the anticipated transaction against the strike price with the effective portion of changes in fair value accumulated in OCI. Any residual change in fair value of the instruments, including option time value or other ineffectiveness are recognized immediately in Selling, general and administrative expense. Ineffectiveness in the first nine months of fiscal 2001 is not significant.

To meet SFAS 133 entity hedging requirements and to protect U.S. dollar margins, U.S. dollar functional subsidiaries hedge foreign currency revenues and non-U.S. dollar functional subsidiaries selling in foreign currencies hedge U.S. dollar inventory purchases. OCI associated with hedges of foreign currency sales is recognized in Revenue upon shipment and OCI related to inventory purchases is recognized in Cost of sales upon shipment. All values reported in OCI at April 1, 2001 will be reclassified to earnings within 12 months.

Additionally, the Company enters into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of monetary assets and liabilities in a non-functional currency. These hedges are not SFAS 133 designated hedges, and thus are recognized in Selling, general and administrative expense immediately as an offset to the changes in the fair value of the assets or liability being hedged.

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

Accumulated Derivative Gains or Losses. The following table summarizes activity in OCI related to derivatives held by Sun during the period from July 1, 2000 through April 1, 2001 (in millions):

Cumulative effect of adopting SFAS 133                $ --
Increase in fair value of derivatives                   99
Gains reclassified from OCI, net, into:
     Revenues                                          (34)
     Cost of sales                                     (21)
                                                      ----
Accumulated derivative gain, April 1, 2001            $ 44
                                                      ====


6. COMPREHENSIVE INCOME

The components of comprehensive income, net of related taxes, are as follows (in millions):

                                                 Three Months Ended                    Nine Months Ended
                                             --------------------------           ----------------------------
                                             April 1,         March 26,           April 1,           March 26,
                                               2001             2000                2001               2000
                                             --------         ---------           --------           ---------
Net income                                    $ 136             $ 509             $ 1,069             $ 1,134
Change in unrealized value of
  investments, net                              (11)             (122)                (87)                268
Change in unrealized fair value of
  derivative instruments                         37                --                  44                  --
Translation adjustments                          23               (14)                  4                 (19)
                                              -----             -----             -------             -------
Comprehensive income                          $ 185             $ 373             $ 1,030             $ 1,383
                                              =====             =====             =======             =======

The components of accumulated other comprehensive income, net of related taxes, are as follows (in millions):

                                                     April 1, 2001     June 30, 2000
                                                     -------------     -------------
Unrealized gains on investments, net                      $ 38             $ 125
Unrealized gains on derivative instruments                  44                --
Cumulative translation adjustments                         (46)              (50)
                                                          ----             -----
Accumulated other comprehensive income                    $ 36             $  75
                                                          ====             =====

7. NET INCOME PER COMMON SHARE

The following table presents the calculation of basic and diluted earnings per share (in millions, except per share amounts):

                                              Three Months Ended                  Nine Months Ended
                                          --------------------------          --------------------------
                                          April 1,         March 26,          April 1,         March 26,
                                          --------         ---------          --------         ---------
                                            2001              2000              2001              2000
                                          -------            -------          -------            -------
Net income                                 $  136            $  509            $1,069            $1,134
                                           ======            ======            ======            ======
Denominator:
  Weighted average common
   shares - basic                           3,256             3,170             3,230             3,142
  Effect of dilutive securities
   (primarily stock options)                  161               227               198               227
                                           ------            ------            ------            ------
  Weighted average common
   shares - diluted                         3,417             3,397             3,428             3,369
                                           ======            ======            ======            ======
Net income per common share -
basic                                      $ 0.04            $ 0.16            $ 0.33            $ 0.36
                                           ======            ======            ======            ======

Net income per common share -
diluted                                    $ 0.04            $ 0.15            $ 0.31            $ 0.34
                                           ======            ======            ======            ======


8. OPERATING SEGMENTS

Sun designs, manufactures, markets, and services network computing systems and software solutions that feature networked desktops and servers. The Company is organized by various product groups. The following product groups are the only reportable segments under the criteria of Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information": (1) System Products and Network Storage and (2) Enterprise Services. Products in the System Products and Network Storage segment include a broad range of desktop systems, servers, storage, and network switches, incorporating the UltraSPARC(TM) processors and Solaris(TM) Operating Environment. In the Enterprise Services segment, the Company provides a full range of services and support to existing and new customers, including education, professional services, and systems integration. Effective July 1, 2000, Sun consolidated its sales and manufacturing functions into organizations known as the Global Sales Operations (GSO) and Worldwide Operations (WWOPS), respectively. The GSO manages most of the Company's field sales organizations and all field marketing organizations. Sales generated through the sales and marketing efforts of the GSO are recorded as revenues by the various product groups. Operating expenses (primarily sales and marketing) related to the GSO are not allocated to the product groups and, accordingly, are included under the Other segment. WWOPS manages all operations, supply chain and purchasing functions. WWOPS manufacturing costs are allocated as cost of sales to the various product groups.

The following table presents revenues, interdivision revenues, and operating income (loss) for the Company's segments. The Other segment consists of certain operating product groups, which did not meet the requirements for a reportable segment as defined by SFAS 131, such as Sun's Software Systems Group and iPlanet, and other miscellaneous functions, such as Corporate and the GSO.

Three Months Ended:

                               System Products and      Enterprise
                                 Network Storage         Services            Other               Total
                               -------------------      ----------          -------             -------
APRIL 1, 2001
  Revenues                           $  2,861             $  833            $   401             $ 4,095
  Interdivision revenues                 (118)                63                 55                  --
  Operating income (loss)                 762                182               (792)                152

MARCH 26, 2000
  Revenues                           $  3,083             $  576            $   346             $ 4,005
  Interdivision revenues                  (96)                45                 51                  --
  Operating income (loss)               1,270                113               (780)                603

Nine Months Ended:

                               System Products and      Enterprise
                                 Network Storage         Services            Other               Total
                               -------------------      ----------          -------             -------
APRIL 1, 2001
  Revenues                           $ 10,640             $2,333            $ 1,282             $14,255
  Interdivision revenues                 (344)               179                165                  --
  Operating income (loss)               3,786                477             (2,773)              1,490

MARCH 26, 2000
  Revenues                           $  8,349             $1,611            $   745             $10,705
  Interdivision  revenues                (273)               129                144                  --
  Operating income (loss)               3,338                311             (2,172)              1,477


9. STOCK REPURCHASE PROGRAMS

On February 14, 2001, the Company's Board of Directors authorized a new stock repurchase program to acquire its outstanding common stock in the open market. Sun's management currently intends to buy back up to $1.5 billion of its outstanding common stock. This new repurchase program is in addition to Sun's other on-going stock repurchase programs. During the nine months ended April 1, 2001, the Company repurchased $804 million of common stock under all repurchase programs.

10. SUBSEQUENT EVENTS

On April 2, 2001, the Company acquired HighGround Systems, Inc. (HighGround) in a stock-for-stock merger. HighGround, a privately-held company, is a leading developer of storage resource management software for open systems. Under the terms of the merger agreement, the Company issued approximately 8.0 million shares of its common stock and assumed options and warrants exercisable for approximately 2.2 million shares of Sun common stock (after giving effect to the two-for-one stock split effected December 5, 2000) in exchange for all of HighGround's outstanding capital stock, options and warrants, resulting in an aggregate purchase price valued at approximately $400 million. This merger was accounted for as a purchase and the purchase price will be allocated to tangible assets and identified intangible assets, with any excess being allocated to goodwill.

On May 2, 2001, the Company acquired LSC, Incorporated (LSC) in a stock-for-stock merger. LSC is a privately-held company which designs, develops, and supports high performance file systems and data storage software. Under the terms of the merger agreement, the Company issued approximately 1.7 million shares of its common stock and assumed options and warrants exercisable for approximately 0.7 million shares of Sun common stock in exchange for all of LSC's outstanding capital stock, options and warrants, resulting in an aggregate purchase price valued at approximately $74 million. The merger was accounted for as a purchase and the purchase price will be allocated to tangible assets and identified intangible assets, with any excess being allocated to goodwill.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements relating to our expectations as to product demand in the fourth quarter of fiscal 2001, our expectations regarding product mix trends, our expectations that products gross margins will continue to be affected by volume of products, component costs, product mix and market conditions, our products and services gross margin expectations for the fourth quarter of fiscal 2001, our expectations to continue to invest in our services business, our continuous evaluation of the competitiveness of our product and service offerings and any possible related repricing actions, our plans to increase research and development spending on a dollar basis during the fourth quarter of fiscal 2001, our expectations relating to selling, general and administrative expenses on a dollar basis during the fourth quarter of fiscal 2001 and our continual focus on efforts to achieve additional operating efficiencies and review and improvement of our business processes and our continued focus on our cost structure, our expectations as to average balances of cash and marketable securities and related interest income, net as a result of stock repurchase activity in the fourth quarter of fiscal 2001, our expected effective income tax rate for the remainder of fiscal 2001, our expectations to continue leveraging our operating EBITDA on our cost structure, our intentions as to stock repurchase activity, our belief that we have sufficient capital to meet our requirements for at least the next twelve months, and as set forth in the section entitled "Purchased in-process research and development expenses": statements regarding our belief regarding realization of expected economic return from acquired in-process technology and resulting or related products and our ability to continue making substantial progress in the development and commercialization of acquired technologies.

These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in "Risk Factors," identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, increased competition, continued adverse changes in general economic conditions in the U.S. and internationally, including adverse changes in the specific markets for our products, adverse business conditions, adverse changes in customer order patterns, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, risks associated with foreign operations, failure to reduce costs or improve operating efficiencies, our ability to attract, hire and retain key and qualified employees, and risks associated with acquiring companies.

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

RESULTS OF OPERATIONS

NET REVENUES
(dollars in millions)

                                              Three Months Ended                             Nine Months Ended
                                           -------------------------                      -------------------------
                                           April 1,        March 26,                      April 1,         March 26,
                                             2001            2000              Change       2001              2000            Change
                                           --------        ---------           ------     --------         ---------          ------
Products net revenue                       $ 3,262          $ 3,429             -4.9%      $11,922          $ 9,094            31.1%
  Percentage of total net revenues            79.7%            85.6%                          83.6%            85.0%
Services net revenue                       $   833          $   576             44.6%      $ 2,333          $ 1,611            44.8%
  Percentage of total net revenues            20.3%            14.4%                          16.4%            15.0%

Total net revenues                         $ 4,095          $ 4,005              2.2%      $14,255          $10,705            33.2%

Products net revenue

Products net revenue is comprised of revenue generated from the sales of our scalable computer systems and storage, high-speed microprocessors, and our line of high-performance software for operating network computing equipment. While we experienced significant growth in our enterprise and workgroup server product lines as well as storage products for the first nine months of fiscal 2001, there was a significant decrease in these same product lines for the third quarter of fiscal 2001, as compared with the corresponding periods in fiscal 2000.

For the third quarter of fiscal 2001, products net revenue decreased by $167 million, or 4.9% to $3,262 million, over the corresponding period of fiscal 2000. The decrease in products net revenue for the third quarter of fiscal 2001, as compared with fiscal 2000, was primarily due to decreased demand for our products in the United States (as further discussed below in the section "Net revenues by geographic area"). We believe this decrease substantially resulted from the weakness in the U.S. economy, in general, and the reduction in information technology spending, in particular. Decreases in our enterprise and workgroup server product lines as well as storage products accounted for more than 70% of the total decrease in products net revenue in the third quarter of fiscal 2001. These decreases were partially offset by increased revenues generated from our network service provider and iPlanet offerings. Unless there are changes in the current macroeconomic conditions, we expect the decreased demand experienced in the third quarter of fiscal 2001 to continue in the fourth quarter of fiscal 2001.

For the first nine months of fiscal 2001, products net revenue increased by $2,828 million, or 31.1% to $11,922 million, over the corresponding period of fiscal 2000. Growth in enterprise and workgroup server product lines as well as storage products accounted for more than 70% of the total increase in products net revenue in the first nine months of fiscal 2001. In addition, increased revenues generated by our network service provider and iPlanet offerings also contributed to the increase in products net revenue. As a result of the historically strong demand for our servers, desktop system revenue as a percentage of products net revenue declined for the nine months ended April 1, 2001, as compared with the corresponding period of fiscal 2000.

We expect our current product mix trends of: (1) increasing enterprise and workgroup server product lines as well as storage products as a percentage of products net revenue; and (2) gradually decreasing desktop systems as a percentage of products net revenue, to continue for the fourth quarter of fiscal 2001.

Services net revenue

Services net revenue is comprised of revenue generated from the sale of a full range of services, including support, education, and professional services. For the third quarter of fiscal 2001, services net revenue increased by $257 million, or 44.6% to $833 million, over the corresponding period of fiscal 2000. For the first nine months of fiscal 2001, services net revenue increased by $722 million, or 44.8% to $2,333 million, over the corresponding period of fiscal 2000. The increase in services net revenue was primarily the result of: (1) a continuing shift towards premium service and support contracts generated from a larger installed base of high-end server products and an overall shift in customer expectations to higher levels of support; (2) a larger base of product units related to the increase in product unit sales; and (3) an increase in revenues associated with our educational and professional services.

Net revenues by geographic area
(dollars in millions)

                                              Three Months Ended                          Nine Months Ended
                                           -------------------------                   -------------------------
                                           April 1,        March 26,                   April 1,         March 26,
                                             2001            2000           Change       2001              2000        Change
                                           --------        ---------        ------     --------         ---------      ------
Domestic                                    $ 1,639          $ 1,920        -14.6%     $ 6,776          $ 5,426        24.9%
  Percentage of net revenues                   40.0%            47.9%                     47.5%            50.7%
International                               $ 2,456          $ 2,085         17.8%     $ 7,479          $ 5,279        41.7%
  Percentage of net revenues                   60.0%            52.1%                     52.5%            49.3%
Total net revenues                          $ 4,095          $ 4,005          2.2%     $14,255          $10,705        33.2%

Domestic net revenues decreased by 14.6% and increased by 24.9% for the third quarter and the first nine months of fiscal 2001, respectively, over the corresponding periods of fiscal 2000. Beginning in December 2000, we experienced an unexpected and significant decline in U.S. demand primarily for our products. There is no assurance that this decline in U.S. demand will not continue to affect future operating results. In U.S. dollars, international net revenues increased by 17.8% and 41.7% for the third quarter and first nine months of fiscal 2001, respectively, over the corresponding periods of fiscal 2000. The revenue growth in international net revenues was primarily due to continued strong demand for our network computing products and services. To a lesser degree, the increase in international revenues was also impacted by our expanded presence in numerous emerging countries. We experienced revenue growth in the majority of the countries within the European, Middle Eastern, African (EMEA) region (such as, the United Kingdom, Germany, France, Switzerland, Italy and Spain) and the rest of world (ROW) region (such as, Japan, China and Taiwan) during the third quarter and first nine months of fiscal 2001, as compared with the corresponding periods of fiscal 2000. Net revenues in the United Kingdom, Germany, Japan and China accounted for more than 50% of the total increase in international net revenues for the third quarter and first nine months of fiscal 2001. Although we have experienced U.S. dollar revenue growth in the international marketplaces on a year-over-year basis, we cannot assure you that such trends will continue. In fact, we have begun to see some signs of a moderation of demand in our non-U.S.markets. If capital spending declines in certain countries, or any such countries experience changes in their economic environment, our results of operations and cash flows could suffer.


Fluctuations in exchange rates reduced total net revenue in the third quarter of fiscal 2001 by approximately 4-5%. This reduction was principally driven by weakness in the Euro, the British pound, the Japanese yen and, to a lesser extent, the Australian dollar.

GROSS MARGIN
(dollars in millions)

                                         Three Months Ended                                 Nine Months Ended
                                      ---------------------------                       -------------------------
                                      April 1,          March 26,                       April 1,         March 26,
                                        2001              2000              Change        2001              2000        Change
                                      --------          ---------           ------      --------         ---------      ------
Products gross margin                 $  1,398          $  1,887            -25.9%      $  5,752          $ 4,974        15.6%
  Percentage of products
   net revenues                           42.9%             55.0%                           48.2%            54.7%
Services gross margin                 $    294          $    205             43.4%      $    814          $   586        38.9%
  Percentage of services
   net revenues                           35.3%             35.6%                           34.9%            36.4%
Total gross margin                    $  1,692          $  2,092            -19.1%      $  6,566          $ 5,560        18.1%
  Percentage of net revenues              41.3%             52.2%                           46.1%            51.9%

Products gross margin

Products gross margin was 42.9% and 48.2% for the third quarter and first nine months of fiscal 2001, respectively, as compared with 55.0% and 54.7% for the corresponding periods in fiscal 2000. The decline in products gross margin for the third quarter of fiscal 2001, as compared with the corresponding period of fiscal 2000, was primarily due to: (1) lower than expected volume of products;
(2) additional pricing discounts; and (3) a shift in product mix to lower margin products. The decline in products gross margin for the first nine months of fiscal 2001, as compared with the corresponding period of fiscal 2000, was primarily due to: (1) increased component costs; (2) lower than expected volume of products; and (3) additional pricing discounts.

Lower than expected volume of products significantly reduced the products gross margin for the third quarter of fiscal 2001. This contributed to the greater decline in products gross margin for the third quarter of fiscal 2001, as compared with the first nine months of fiscal 2001.

For the fourth quarter of fiscal 2001, we expect products gross margin will continue to be negatively affected by volume of products, component costs, product mix, and market conditions and therefore, to be in a similar range or to improve slightly from what we reported for the third quarter of fiscal 2001.

Services gross margin

Services gross margin was 35.3% and 34.9% for the third quarter and first nine months of fiscal 2001, respectively, as compared with 35.6% and 36.4% for the corresponding periods in fiscal 2000. The slight decrease in services gross margin, from the corresponding periods in fiscal 2000, was primarily due to the impact of: (1) increased expenditures for both fixed and variable costs in supporting infrastructures; (2) increased capital and operating expenditures related to acquisition and deployment of service delivery technologies and processes; and (3) expanded field service delivery headcount to support increased customer service expectations and expected future growth in the services business. For example, 650 of the fiscal 2001 third quarter Sun-wide net headcount increase of approximately 1,180 represented service-related employees. We expect to continue investing in our services business by hiring field service delivery employees (but hiring at a slower rate), increasing availability of spare parts inventory (particularly related to new products) to improve customer service response time, and evaluating other infrastructure-related initiatives. We are currently expecting our services gross margin to remain in the mid-30% range for the fourth quarter of fiscal 2001.

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

OPERATING EXPENSES
(dollars in millions)

                                              Three Months Ended                               Nine Months Ended
                                           ---------------------------                     -------------------------
                                           April 1,          March 26,                     April 1,         March 26,
                                             2001              2000              Change      2001              2000        Change
                                           --------          ---------           ------    --------         ---------      ------
Research and development                   $    486          $    417            16.5%     $  1,473          $1,172          25.7%
  Percentage of net revenues                   11.9%             10.4%                         10.3%           10.9%
Selling, general and administrative
 (including amortization of goodwill)      $  1,053          $  1,067            -1.3%     $  3,531          $2,902          21.7%
Percentage of net revenues                     25.7%             26.6%                         24.8%           27.1%
Purchased in-process
  research and development                 $      1          $      5             -80%      $    72          $    9         700.0%
  Percentage of net revenues                    0.0%              0.1%                          0.5%            0.1%


Research and development expenses

Research and development (R&D) expenses, as a percentage of net revenues, increased to 11.9% for the third quarter of fiscal 2001 and slightly decreased to 10.3% for the first nine months of fiscal 2001, from 10.4% and 10.9% for the corresponding periods of fiscal 2000, respectively. The changes in R&D as a percentage of net revenues were primarily due to changes in net revenues for the third quarter and the first nine months of fiscal 2001. The dollar increase in R&D expenses reflected our continued development of a broad line of scalable and reliable systems, including servers, workstations, storage technologies, and SPARC (TM) microprocessors, as well as software products which utilize the Java
(TM) platform, Solaris Operating Environment software, and Jini (TM) connection technology. Furthermore, R&D expenses increased due to additional development of products acquired through acquisitions and increased compensation and compensation-related costs related to higher levels of R&D staffing. For example, 180 of the fiscal 2001 third quarter Sun-wide net headcount increase of approximately 1,180 were engineers. The increases in R&D spending reflect our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems, software, and microprocessor development, as well as continue to enhance existing products. All R&D is expensed as incurred. We are planning to increase our R&D spending on a dollar basis during the fourth quarter of fiscal 2001.

Selling, general and administrative expenses (including amortization of goodwill)

Selling, general, and administrative (SG&A) expenses (including amortization of goodwill), as a percentage of net revenues, decreased to 25.7% and 24.8% for the third quarter and first nine months of fiscal 2001, respectively, from 26.6% and 27.1% for the corresponding periods of fiscal 2000, as a result of: (1) third quarter adjustments in accruals for variable compensation to reflect the lower actual results versus plan for the current fiscal year; (2) significant cost cutting measures in the areas of travel, capital acquisition, facilities and other types of discretionary spending in the second and third quarters of fiscal 2001; and (3) operating efficiencies. We are continuing to focus on efforts to achieve additional future operating efficiencies through the continual review and improvement of business processes. We anticipate the dollar amount of SG&A expenses for the fourth quarter of fiscal 2001 will be in the range of the dollar amounts of SG&A expenses (excluding acquisition-related charges) incurred in each of the first two quarters of fiscal 2001. In addition, we expect to continue to focus on our cost structure, gradually decreasing our level of SG&A expenses, as a percentage of total net revenues, on a year-over-year basis (excluding acquisition-related charges).

Purchased in-process research and development expenses

Overview

In the third quarter of fiscal 2001, we acquired InfraSearch, Inc. (InfraSearch). Purchased in-process research and development expenses (IPRD) of $72.3 million in the first nine months of fiscal 2001 represented the write-off of in-process technologies associated with our acquisitions of (1) InfraSearch ($1.0 million); (2) Cobalt Networks, Inc. and its wholly-owned subsidiaries (Cobalt) ($70.8 million); and (3) grapeVINE Technologies, LLC (grapeVINE) ($0.5 million). Purchased IPRD of $9.0 million in the first nine months of fiscal 2000 represented the write-off of in-process technologies associated with our acquisitions of (1) Trustbase Limited (Trustbase) and JCP Computer Services Limited (JCP); and (2) Star Division Corporation (Star Division) and certain assets and liabilities of Star Division Software-Entwicklung und Vertriebs GmbH (Star Company), a related part of Star Division. All these business combinations are known collectively as "Acquired Companies." At the date of each acquisition noted above, the projects associated with the IPRD efforts had not yet reached technological feasibility and the IPRD had no alternative future uses. Accordingly, these amounts were expensed on the respective acquisition dates of each of the Acquired Companies. Also, see Note 3 of "Notes to Condensed Consolidated Financial Statements (Unaudited) - Business Combinations".

See "Purchased In-Process Research and Development," in our Annual Report on Form 10-K for fiscal 2000 for additional discussion on our valuation of IPRD, overview of purchased IPRD and overall status of IPRD and intangible assets acquired during fiscal 2000, 1999, and 1998.

Valuation of IPRD

We used independent third-party sources to calculate the amounts allocated to IPRD. In calculating IPRD, the independent third party used established valuation techniques accepted in the high-technology industry. These calculations gave consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the product's underlying technology. The value of the IPRD reflects the relative value and contribution of the acquired research and development. We gave consideration to the R&D's stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the projected cost to complete the project in determining the value assigned to IPRD.

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

Valuation Assumptions

The following table summarizes the significant assumptions underlying the valuation related to the IPRD for the quarter ended April 1, 2001 (dollars in millions):

                                 ESTIMATED
                                  COST TO
                                  COMPLETE       PERCENTAGE     AVERAGE
                                 TECHNOLOGY       COMPLETE      REVENUE          PERCENTAGE OF REVENUE
ACQUIRED                         AT TIME OF      AT TIME OF     GROWTH        AVG.        AVG.        AVG.      DISCOUNT
COMPANY/BUSINESS      IPRD       ACQUISITION     ACQUISITION     RATE         COS         SG&A        R&D       RATE USED
-----------------     ----       -----------     -----------    -------       ---         ----        ---       ---------
InfraSearch           $1.0           $0.8           75%           247%         18%         50%         1%         30%

Overview of Significant Purchased IPRD in the quarter ended April 1, 2001

Included below are further details regarding the nature of the significant amounts of purchased technology acquired during the quarter ended April 1, 2001.

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

On March 14, 2001, we acquired InfraSearch in a stock-for-stock merger valued at approximately $8.5 million. This merger was accounted for as a purchase, with the purchase price being allocated to tangible assets, intangible assets, and IPRD.

At the acquisition date, InfraSearch was engaged in development activity associated with distributed search technology. As of the acquisition date, this technology was still under development and substantial efforts needed to be completed prior to the release of a commercially viable product.

Overall Status of Business Combinations Prior to the quarter ended April 1, 2001

With respect to acquisitions completed prior to the quarter ended April 1, 2001, we believe that the projections we used in performing our valuations for each acquisition are still valid in all material respects; however, we cannot assure you that the projected results will be achieved. We continue to make substantial progress related to the development and commercialization of acquired technologies. Although we have experienced delays in the completion of certain of our development efforts and their related commercialization, the expected total costs to complete such technologies have not materially increased, individually or in the aggregate. We periodically evaluate our product development timeline and modify our overall business plan in response to various factors. Modifications to our business plan include the reallocation of resources among various alternative development projects. The impact of delays in the realization of economic benefits related to acquired technologies, individually or in the aggregate, has not been material to our overall consolidated financial position or results of operations as of and for the quarter ended April 1, 2001.

INTEREST INCOME, NET
(dollars in millions)

                                 Three Months Ended                         Nine Months Ended
                             ---------------------------               -------------------------
                             April 1,        March 26,                 April 1,         March 26,
                               2001            2000          Change      2001              2000        Change
                             --------        ---------       ------    --------         ---------      ------
Interest income, net         $  110          $   44          150.0%        $  276          $105          162.9%
  Percentage of net
    revenues                    2.7%            1.1%                          1.9%          1.0%

The increase in interest income (net of interest expense) of 150.0% and 162.9% for the third quarter and first nine months of fiscal 2001, as compared with the corresponding periods in fiscal 2000, was primarily due to higher average balances of cash and marketable securities as well as higher yields resulting from additional long-term securities. These increases are partially offset by interest expense related to our issuance of the $1.5 billion of unsecured debt securities in August 1999.

We expect our average balances of cash and marketable securities and related interest income, net to decrease as a result of additional share repurchases from Sun's stock repurchase programs in the fourth quarter of fiscal 2001.

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

INCOME TAXES
(dollars in millions)

                                    Three Months Ended                            Nine Months Ended
                                ---------------------------                  -------------------------
                                April 1,        March 26,                    April 1,         March 26,
                                  2001            2000          Change         2001              2000        Change
                                --------        ---------       ------       --------         ---------      ------
Provision for income taxes      $  113          $  250          -54.8%        $  685          $ 560           22.3%
Percentage of income
  before income taxes             45.4%           32.9%                         39.1%          33.1%

Our effective income tax rate was 45.4% and 39.1% for the third quarter and first nine months of fiscal 2001, as compared with 32.9% and 33.1% for the corresponding periods in fiscal 2000. The changes in our effective tax rate were primarily due to the nondeductibility of certain accounting charges associated with our merger and acquisition activities, such as IPRD and goodwill. Excluding these accounting charges, our effective rate was 33.6% for the third quarter and first nine months of fiscal 2001, as compared with 32.1% for the corresponding periods in fiscal 2000. The remaining increase in effective tax rate was primarily due to proportionately greater forecasted earnings in higher tax rate jurisdictions.

We currently expect our effective tax rate to remain at 33.6% for the fourth quarter of fiscal 2001. This excludes the impact of accounting charges associated with our merger and acquisition activities. Our expected rate is based on current tax law and current estimates of earnings, and is subject to change. While our effective tax rate under generally accepted accounting principles for the fourth quarter of fiscal 2001 is expected to be approximately 39.1%, this rate may change upon the completion of new mergers and acquisitions, such as the recently closed acquisitions of HighGround Systems, Inc. (HighGround) and LSC, Incorporated (LSC) or changes in the amount of goodwill amortization we recognize.

OPERATING EBITDA
(dollars in millions)

                                    Three Months Ended                             Nine Months Ended
                                ---------------------------                   -------------------------
                                April 1,        March 26,                     April 1,          March 26,
                                  2001            2000           Change         2001               2000        Change
                                --------        ---------        ------       --------          ---------      ------
Operating EBITDA                $    526        $    787          -33.2%      $  2,380          $2,022         17.7%
 Percentage of net revenues         12.8%           19.7%                         16.7%           18.9%


Operating EBITDA represents earnings before interest, income taxes, depreciation, amortization (including amortization of stock-based compensation), and other non-operating items, such as gain (loss) on investments and IPRD. We believe that operating EBITDA is a useful measure of operating performance which provides focus on business fundamentals that track critical longer term trends. Though operating EBITDA as a measure of performance is significantly more cash-like, it is not intended to represent, nor does it represent, cash flows for the period, or funds available for dividends, reinvestment or other discretionary uses. Operating EBITDA has been presented as a useful supplement, not as a substitute, for measures of performance prepared and presented in accordance with generally accepted accounting principles.

During the third quarter and first nine months of fiscal 2001, operating EBITDA as a percentage of net revenues decreased, as compared with the corresponding periods in fiscal 2000. The decrease in operating EBITDA as a percentage of net revenues was primarily due to the decline in total gross margins as a percentage of net revenues in the third quarter and first nine months of fiscal 2001. Despite this decline, our operating EBITDA as a percentage of net revenues decreased at a lesser rate in the third quarter and the first nine months of fiscal 2001, as compared with the corresponding periods in fiscal 2000, due to decreased operating expenses. The decrease in operating expenses for the third quarter from the corresponding period in fiscal 2000 was primarily due to the third quarter adjustments in accruals for variable compensation. The decrease in operating expenses for the first nine months of fiscal 2001 from the corresponding period in fiscal 2000 was primarily due to our ability to operate efficiently and manage operating expenses. We are continuing to focus on improving this leverage on our cost structure.


LIQUIDITY AND CAPITAL RESOURCES
(dollars in millions)

                                           April 1, 2001     June 30, 2000               Change
                                           -------------     -------------               ------
Cash, cash equivalents, and investments         $  7,249          $  6,971               4.0%
Percentage of total assets                          40.5%             49.3%
Days sales outstanding (DSO)                          64                48
Inventory turns                                     13.9              17.5


                                                               Nine Months Ended
                                                         -------------------------------
                                                         April 1, 2001    March 26, 2000       Change
                                                         -------------    --------------       ------
Net cash provided by operating activities                   $ 2,023          $ 2,002             1.0%
Net cash used in investing activities                       $(2,044)         $(2,873)          (28.9)%
Net cash (used in) provided by financing activities         $  (541)         $ 1,234          (143.8)%

At April 1, 2001, cash, cash equivalents and investments increased $278 million from June 30, 2000. The increase was partially due to cash flows generated from operating activities of $2,023 million, which represented our principal source of cash. Cash flows provided by operating activities were generated primarily from net income as adjusted for income tax benefits from employee stock plans and depreciation and amortization, and were partially offset by increases in accounts receivable (net) and inventory. The cash flows provided by operating activities were offset by the following investing and financing uses: (1) capital spending of $942 million for real estate development and equipment additions to support increased headcount, primarily in our services, engineering and marketing organizations; and (2) acquisition of treasury stock for $804 million. On February 14, 2001, the Company's Board of Directors authorized a new stock repurchase program to acquire its outstanding common stock in the open market. Sun's management currently intends to buy back up to $1.5 billion of its outstanding common stock. This new repurchase program is in addition to Sun's other on-going stock repurchase programs. During the quarter ended April 1, 2001, the Company repurchased $493 million of common stock under all repurchase programs (as compared with $804 million for the nine months ended April 1, 2001).

Accounts receivable (net) increased to $2,913 million at April 1, 2001 from $2,690 million at June 30, 2000. The increase in accounts receivable (net) and DSO were primarily due to the timing of sales and payments by customers. Inventory increased to $899 million at April 1, 2001 from $557 million at June 30, 2000. The increase in inventory and decline in inventory turns was primarily due to the impact of: (1) Sun's decision to carry more inventory to better meet customer demand and provide better customer service; (2) current macroeconomic conditions; and (3) product transitions which required us to carry inventory relating to both new and old versions of our products.

We have a $500 million revolving credit facility ("Facility") with a syndicate of commercial banks. The Facility is available subject to compliance with certain covenants. Sun is currently in compliance with the covenants. No amounts were outstanding under the Facility at April 1, 2001.

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

We compete in the hardware and software products and services markets. These markets are intensely competitive. If we fail to compete successfully in these markets, the demand for our products and services would decrease. Any reduction in demand could lead to a decrease in the prices of our products and services, fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability, and loss of market share. These competitive pressures could adversely affect our business and operating results.

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

The computer systems that we sell are made up of many products and components, including workstations, servers, storage products, microprocessors, the Solaris Operating Environment and other software products. In addition, we sell some of these components separately and as add-ons to installed systems. If we are unable to offer products and services that compete successfully with the products and services offered by our competitors or that meet the complex needs of our customers, our business and operating results could be adversely affected. In addition, if in responding to competitive pressures, we are forced to lower the prices of our products or services and we are unable to reduce our component costs or improve operating efficiencies, our business and operating results would be adversely affected.

Over the last several years, we have invested significantly in our storage products business with a view to increasing the sales of these products both on a stand-alone basis to customers using the systems of our competitors, and as part of the systems that we sell. The intelligent storage products business is intensely competitive. EMC is currently the leader in this market. To the extent we are unable to penetrate this market and compete effectively, our business and operating results could be adversely affected. In addition, we will continue to make significant investments to develop, market, and sell software products under our alliance with AOL Time Warner Inc. (AOL) and have agreed to significant minimum revenue commitments. These alliance products are targeted at the e-commerce market and are strategic to our ability to successfully compete in this market. If we are unable to successfully compete in this market, our business and operating results could be adversely affected.

THE PRODUCTS WE MAKE ARE VERY COMPLEX. IF WE ARE UNABLE TO RAPIDLY AND SUCCESSFULLY DEVELOP AND INTRODUCE NEW PRODUCTS, WE WILL NOT BE ABLE TO SATISFY CUSTOMER DEMAND.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that our customers choose to buy. If we are unable to develop new products, our business and operating results could be adversely affected. We must quickly develop, introduce, and deliver in quantity new, complex systems, software, and hardware products and components. These include products we plan to introduce later in fiscal 2001 which incorporate our new UltraSPARC(TM) III architecture, the Solaris Operating Environment, our Sun StorEdge(TM) storage products, and other software products, such as those products under development or to be developed under our alliance with AOL. The development process for these complicated products is very uncertain. It requires high levels of innovation from both our product designers and our suppliers of the components used in our products. The development process is also lengthy and costly. If we fail to accurately anticipate our customers' needs and technological trends, or are otherwise unable to complete the development of a product on a timely basis, we will be unable to introduce new products into the market on a timely basis, if at all, and our business and operating results would be adversely affected. In addition, the successful development of software products under our alliance with AOL depends on many factors, including our ability to work effectively within the alliance on complex product development, and any encumbrances on the licensed technology that may arise from time to time may prevent us from developing, marketing, or selling these alliance software products. If we are unable to successfully develop, market, or sell the alliance software products or other software products, our business and operating results could be adversely affected.

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

The manufacture and introduction of our new hardware and software products is also a complicated process. Once we have developed a new product we face several challenges in the manufacturing process. We must be able to manufacture new products in high enough volumes so that we can have an adequate supply of new products to meet customer demand. We must be able to manufacture the new products at acceptable costs. This requires us to be able to accurately forecast customer demand so that we can procure the appropriate components at optimal costs. Forecasting demand requires us to predict order volumes, the correct mixes of our software and hardware products, and the correct configurations of these products. We must manage new product introductions, such as the introduction of our new UltraSPARC III architecture during fiscal 2001, so that we can minimize the impact of customers delaying purchases of existing products in anticipation of the new product release. We must also try to reduce the levels of older product and component inventories to minimize inventory write-offs. Additionally, we may decide to adjust prices of our existing products during this process to try to increase customer demand for these products. If we are introducing new products at the same time or shortly after the price adjustment, this will complicate our ability to anticipate customer demand for our new products.

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

IF WE ARE UNABLE TO CONTINUE GENERATING SUBSTANTIAL REVENUES FROM INTERNATIONAL SALES OUR BUSINESS COULD BE ADVERSELY AFFECTED.

Currently, more than half of our revenues come from international sales. Our ability to sell our products internationally is subject to a number of risks. General economic and political conditions in each country could adversely affect demand for our products and services in these markets. Currency exchange rate fluctuations could result in lower demand for our products, as well as currency translation losses. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business in these jurisdictions. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs.

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

BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults. In addition, many of our facilities are located on filled land and, therefore, may be more susceptible to damage if an earthquake occurs. We do not carry earthquake insurance for direct earthquake-related losses. Our facilities in the State of California, including our corporate headquarters and other critical business operations, are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. In addition, we do not carry business interruption insurance or carry financial reserves against business interruptions arising from earthquakes, electrical blackouts, or certain other causes. If a business interruption occurs, our business could be seriously harmed.

OUR MARKETABLE STRATEGIC EQUITY SECURITIES ARE SUBJECT TO EQUITY PRICE RISK AND THEIR VALUE MAY FLUCTUATE.

From time to time, we make equity investments for the promotion of business and strategic objectives with publicly traded and non-publicly traded companies. The market price and valuation of the securities that we hold in these companies may fluctuate due to market conditions and other circumstances over which we have little or no control. Many of the companies in which we have invested have experienced significant volatility in their stock prices. We typically do not attempt to reduce or eliminate this equity price risk, through hedging or similar techniques, and market price and valuation fluctuations could impact our financial results. To the extent that the fair value of these securities was less than our cost over an extended period of time, our net income would be reduced. See Item 3 - Quantitative and Qualitative Disclosures about Market Risk for further discussion.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at April 1, 2001. Actual results may differ materially.

INTEREST RATE SENSITIVITY

Our investment portfolio consists primarily of fixed income instruments with an average duration of less than 1.50 years. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase. The sensitivity analysis applied to this investment portfolio was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). The hypothetical 150 BPS increase in interest rates would result in an approximate $55 million decrease in the fair value of our investments in debt securities as of April 1, 2001.

We also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest associated with the Senior Notes effectively becomes variable and thus correlates with the variable interest rate associated with our cash and marketable securities.


FOREIGN CURRENCY EXCHANGE RISK

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of manufacturing and sales activities outside of the U.S., we enter into transactions in other currencies, primarily the Japanese yen, the British pound and the Euro. We enter into foreign exchange forward and option contracts to hedge certain balance sheet exposures against future movements in foreign exchange rates. The gains or losses on the forward and option contracts are largely offset by gains or losses on the underlying transactions and, consequently, a sudden or significant change in foreign exchange rates is not expected to have a material impact on future net income or cash flows. Based on our foreign currency exchange instruments outstanding at April 1, 2001, we estimate a maximum potential one-day loss in fair value of approximately $15 million, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables, and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. Foreign currency fluctuations did not have a material impact on our results of operations and financial position for the first nine months of fiscal 2001. Also, refer to Note 5 of "Notes to Condensed Consolidated Financial Statements (Unaudited) - Derivative Financial Instruments" for additional discussion.

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

EQUITY SECURITY PRICE RISK

We are exposed to price fluctuations on the marketable portion of equity securities included in our portfolio of strategic investments. These investments are generally in companies in the high-technology industry sector, many of which are small capitalization stocks. We typically do not attempt to reduce or eliminate the market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $14 million decrease in the fair value of our available-for-sale marketable strategic equity securities as of April 1, 2001. At April 1, 2001, two equity securities represented approximately $36 million of the total fair value of the marketable strategic equity securities of $71 million. Also, refer to Note 4 of "Notes to Condensed Consolidated Financial Statements (Unaudited) - Balance Sheet Details" for additional discussion on Sun's marketable strategic equity securities.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On January 23, 2001, Sun and Microsoft Corporation agreed to settle the litigation initiated by Sun on October 7, 1997 regarding Sun's Java technology. Under the terms of the settlement agreement, Microsoft agreed to pay Sun $20 million and to terminate its license of the Java technology. In addition, Microsoft was permanently enjoined from using Sun's JAVA COMPATIBLE (TM) trademark and Sun agreed to grant Microsoft a new limited and conditional license to continue shipping, essentially as is, its currently shipping implementations of the 1.1.4 version of the Java technology. This new license covers only the products that already contain the 1.1.4 version of the Java technology and successor versions of those products, and lasts for seven years. See Item 3 - Legal Proceedings in Sun's Form 10-K for the fiscal year ended June 30, 2000 for further discussion.


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 14, 2001, Sun acquired InfraSearch, Inc. ("InfraSearch") in a stock-for-stock merger. In exchange for all of the outstanding capital stock of InfraSearch, we issued 331,593 shares of our common stock to the stockholders of InfraSearch in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended.


ITEM 5 - OTHER INFORMATION

SCHEDULE OF SALES BY EXECUTIVE OFFICERS DURING THE QUARTER

The following is a summary of all sales of our common stock by our executive officers and directors who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, during the fiscal quarter ended April 1, 2001:

OFFICERS AND                       DATE OF                                 NUMBER OF
DIRECTORS                          TRANSACTION             PRICE           SHARES SOLD
Gregory M. Papadopoulos            1/24/01                 $32.5781        100,000 same-day-sale

Michael L. Popov                   1/24/01                 $31.6875        48,000 same-day-sale

Janpieter T. Scheerder             2/1/01                  $30.8750        80,000 same-day-sale

Jonathan I. Schwartz               2/6/01                  $27.5858        60,000 sale

John C. Shoemaker                  1/30/01                 $32.0234        160,000 same-day-sale

Edward J. Zander                   1/24/01                 $32.8500        250,000 same-day-sale

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      None.

  (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the third quarter of fiscal 2001.

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

                                         /s/ Michael L. Popov
                                         ------------------------------------
                                         Michael L. Popov
                                         Vice President and Corporate Controller
                                         (Chief Accounting Officer)


Dated:   May 16, 2001