Form 10-K405
period 2001-06-30
SUN MICROSYSTEMS INC
filed 2001-09-20
CIK 709519

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission file number: 0-15086

SUN MICROSYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-2805249 (I.R.S. Employer Identification No.)
901 San Antonio Road Palo Alto, CA 94303 (Address of principal executive offices, including zip code)	(650) 960-1300 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock
Share Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. /x/

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant, as of September 10, 2001, was approximately $32.6 billion based upon the last sale price reported for such date on The Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock (par value $0.00067) outstanding as of September 10, 2001 was 3,239,364,991.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 hereof.

PART I

ITEM 1. BUSINESS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include predictions regarding our future:

  •
  investment in and ownership of intellectual property;
  •
  relationships;
  •
  internet and network-based business solutions;
  •
  position as a leading global provider of network computing products and services;
  •
  investment and innovation;
  •
  development and delivery of products;
  •
  development of our Enterprise Services organization;
  •
  investment in additional technical personnel;
  •
  management of channel partners and their role;
  •
  exposure to exchange rates;
  •
  product development, including software development;
  •
  competitive pressures and differentiation;
  •
  patents;
  •
  innovative skills and technological expertise;
  •
  licenses;
  •
  leasing, acquiring and disposing of facilities;
  •
  construction;
  •
  legal proceedings; and
  •
  retention of funds.

You can identify these and other forward-looking statements by the use of words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intend," "potential," "continue," or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors." All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

GENERAL

Sun is a leading worldwide provider of products, services and support solutions for building and maintaining network computing environments. We sell scalable computer and storage systems, high-speed microprocessors, and a comprehensive line of high-performance software for operating network computing equipment. We also provide a broad range of services, including support, professional services, and education. Our products are used for many commercial and technical applications in various industries including telecommunications, financial services, manufacturing, government, education and research, retail, health care, digital media, and entertainment. Sun utilizes open industry standards, the Solaris™ Operating Environment, and the UltraSPARC™ (Ultra Scalable Processor Architecture) microprocessor architecture. In addition, we are committed to investment in and ownership of intellectual property, leveraging our relationships with industry leaders and enabling the Internet and network-based business solutions, as further described below.

For the fiscal year ended June 30, 2001, we had revenues of $18.3 billion, employed approximately 43,700 employees, and conducted business in over 170 countries. We were incorporated in California in February, 1982 and reincorporated in Delaware in July, 1987.

BUSINESS STRATEGY

Our objective is to expand our position as a leading global provider of network computing products and services. The key elements of our strategy include:

  •
  developing network computing products and technologies that enable the Internet and network-based business solutions;
  •
  providing competitive solutions based on open industry standards;
  •
  extending our technology leadership and innovation;
  •
  investing in support, professional services, and education; and
  •
  leveraging strong industry relationships.

Developing Network Computing Products and Technologies

We were founded on the notion that computer networks are greater than the sum of their parts and that communication and information access should be uninhibited by the boundaries of proprietary software and hardware architectures. To help us explain this vision we coined the phrase, "The Network is the Computer™," and built networking technologies into all of our products. From the Solaris Operating Environment to UltraSPARC microprocessors, from scalable servers to the Java™ platform and Jini™ network technology, we are focused on providing customers with a single, high-performance, highly reliable network computing architecture. This focus provides customers with investment protection for their legacy computing environments, a single operating environment that is both backward compatible and scalable across our entire product line (binary compatibility) and an upgrade path for their entire network.

The Internet has grown to encompass much more than simple information sharing. Increasingly, the Internet is enabling a new paradigm of business commerce that brings customers closer to suppliers and streamlines the delivery of goods and services. This new paradigm is changing the fundamentals of almost every industry and business throughout the world. Through our products and technologies, we are helping customers implement new processes and practices to take advantage of the opportunities that the Internet can provide.

In fiscal 2001, we announced Sun™ Open Net Environment (Sun ONE), our platform and strategy for developing web services now and in the future. Our Sun ONE platform incorporates our iPlanet™ portfolio of applications, Forte™ developer tools, and the Solaris Operating Environment into a unified solution to facilitate and promote the development of web services. The Sun ONE platform builds upon our well-established Java technology platform and utilizes Web industry standards including XML (Extensible Markup Language), SOAP (Simple Object Access Protocol), UDDI (Universal Description, Discovery and Integration) and WSDL (Web Services Description Language) to enable the creation and deployment of web services which can be integrated with our software products, yet are also integratable with legacy applications for any user, on any device, running any operating system which supports these standards.

Providing Competitive Solutions Based on Open Industry Standards

From inception, we have focused on developing products and technologies based upon open industry standards to provide customers with flexibility for their networking environments. Through our commitment to open industry standards, we have created technologies, such as the Network File System (NFS), SPARC™ architecture and the Java technologies, that have facilitated industry growth.

Through the Internet, we are realizing our long-standing vision of a network where information can be accessed at anytime, from anywhere, by anyone and from any device. Increasingly, businesses are looking to the Internet to enable more effective and efficient methods of electronic commerce and communication, to streamline business practices, increase productivity and reduce both costs and complexity. By harnessing the power of the Internet, businesses are transforming traditional practices and promoting network-based business solutions. We support this transformation by leveraging the power of our computing technologies in order to provide our customers with the solutions they need to effectively use the power of the Internet.

Extending Our Technology Leadership and Innovation

We believe that in order to be a leading developer of enterprise and Internet-based products and technologies, we must continue to invest and innovate. As indicated by our research and development investments of approximately 10-11% of annual revenues during each of the last three fiscal years, we are continually focused on technological innovation. Over the past few years, we have made significant investments in several of our product technologies. These investments include our highly scalable UltraSPARC processor architecture, our highly reliable and scalable Solaris Operating Environment, our cross-platform Java software development environment powering Internet-based applications including iPlanet products and products from other vendors utilizing the Sun ONE platform, our Java platform-based connection technology that allows a broad range of devices to connect and share information over the Internet and with one another, our scalable enterprise servers and workstations, our Sun Cobalt™ appliance servers and our network-based storage systems and software, including Sun HighGround™ storage management software and Sun™ QFS and Sun™ SAM-FS software. Many of these technologies provide us with a competitive advantage and differentiation in the marketplace. We intend to continue our investments into new computing technologies and are focused on continuing to develop and deliver leading-edge network computing products based upon our innovations.

Investing in Support, Professional Services and Education

We are also continuing to develop our Enterprise Services organization, consisting of support services, professional services and educational services. As the market for network computing and Internet products and technologies continues to develop, there is a corresponding demand for services. Our customers require key architecture design, integration, training, support and development services to enhance enterprise computing environments and to bring their business processes and practices to the Internet. Customers are looking for network computing suppliers to provide them with solutions to their enterprise and Internet computing needs. In recognition of this demand, during fiscal 2001 we hired over 2,800 people into our Enterprise Services organization, which now employs over 12,600 professionals. To meet the future needs of our customers and partners, we plan to continue to invest in acquiring additional technical personnel, as may be required, to staff our growing support, professional services, and education organization.

Leveraging Strong Industry Relationships

While our product and service offerings are very broad, we recognize that no single supplier of computing solutions can meet all of the needs of all of its customers. We have established relationships with leading value-added resellers (VARs), original equipment manufacturers (OEMs), channel development providers, independent distributors, independent software vendors (ISVs), and computer systems integrators (CSIs) to deliver solutions that customers demand. Through these relationships, we are able to provide the end-to-end solutions that customers require to compete. We also have relationships with leading network and application service providers, and offer the products, technologies and services they require for highly reliable applications and networking services to their customers. These cooperative relationships provide an attractive business model for these companies and create an environment where Sun benefits as these third-party businesses grow. In order to foster strong relationships, we have also instituted sales force incentive and flexible financing programs that align our operations with the success of their businesses.

BUSINESS ORGANIZATION

To facilitate innovation and provide world-class support for our global client base, we are structured as a group of businesses, each providing open, standard products and services for commercial and technical computing. To offer and deliver complete solutions to our customers more quickly and efficiently, and with better quality and through a variety of channels, we consolidated all of our sales and operation functions into two groups in fiscal 2001:

  •
  Global Sales Operations: This group manages most field sales organizations and all field marketing organizations; and
  •
  Worldwide Operations: This group manages all operations, supply chain activities and purchasing.

We have focused our organization on the following product and service lines-of-business:

Computer Systems and Network Storage

Computer Systems and Network Storage design, develop and bring to market a broad range of desktop systems, servers, storage and network switches, incorporating the UltraSPARC microprocessors and the Solaris Operating Environment. They also design and develop high performance UltraSPARC and MAJC™ microprocessors, computer board platform, processor modules, chip sets and logic products for Sun systems products and OEM customers.

Enterprise Services

Enterprise Services provides a full range of global services for heterogeneous network computing environments. These services include design, implementation and operation of enterprise and Internet computing environments, systems integration and support, professional services, and education.

Software Systems

Software Systems designs, develops and brings to market our Solaris Operating Environment, the Java platform, our core technologies for consumer and embedded markets which utilize the Java technology, Jini network technology, software development tools and our StarOffice™ application software, which are based upon open source standards, including XML technology.

iPlanet

Through our relationship with America Online, Inc. (AOL), we design, develop, market and sell enterprise and E-commerce software for consumers and businesses under the iPlanet brand. These software products and technologies, commonly referred to as middleware, complement our enterprise servers, storage and workstation products. Combined, these products provide customers with comprehensive solutions to their enterprise and Internet computing needs.

PRODUCTS

Our products and technologies, from our microprocessors to our Solaris Operating Environment to our high-end scalable enterprise servers, were designed, developed and produced for the network computing environment.

Computer Systems and Network Storage

Enterprise Servers

Enterprise servers consist of workgroup servers, Netra™ servers, mid-range servers and data center/high-performance computing servers. These products run enterprise mission critical application environments, directories, databases, web sites and many other applications. In addition, enterprise servers share common components and offer binary compatibility for application environments because they run on the Solaris Operating Environment using the UltraSPARC microprocessor architecture. The primary competitive differentiators for these products in the marketplace are their performance, scalability and reliability. Scalability refers to a system's ability to add resources such as additional microprocessors, memory or input/output to increase performance without adding complexity. Reliability refers to the system's ability to run without interruption. These important attributes in our enterprise server products are designed to help our customers avoid costly architecture migrations and downtime that can result from increasing business demands.

Workgroup Servers.  We offer five workgroup server products: the Sun Fire™ 280R, Sun Enterprise™ 220R, Sun Enterprise 250, Sun Enterprise 420R and Sun Enterprise 450. Workgroup servers deliver network computing in a compact, low-cost package, with a range of options in processing power, form factor and scalability. The Sun Fire 280R server was released in fiscal 2001 and uses the new UltraSPARC III processor. It is built to deliver the most enhanced multiprocessing capability in our family of workgroup servers. It is powered by up to two high-performance UltraSPARC III processors and features enhanced reliability, availability, and scalability at a low cost.

Netra Servers.  We offer seven Netra server products: the Netra t1 100/105, Netra x1, Netra t 1120/t 1125, Netra t 1400/t 1405, Netra ft 1800, Netra st A1000/D1000, and Netra st D130 servers. The Netra servers are designed for the specific needs of telecommunications, cable, wireless and network equipment providers, featuring a rack-optimized form factor and NEBS (Network Equipment Building Standard) compliance, while deploying mission critical applications and services at a low cost, with a variety of options for both central office and outside-of-central-office environments.

Mid-Range Servers.  We offer eight midrange server products. Midrange servers provide reliability, availability and scalability to address the needs of data centers and enterprise-scale network computing at a moderate cost. Our SunFire 3800, SunFire 4800, SunFire 4810, and SunFire 6800 Midframe servers were introduced in fiscal 2001 and utilize the UltraSPARC III processor and the Solaris 8 Operating Environment, with enhanced processing power and with various options available in processor and memory expandability, hardware redundancy and component accessibility. The Sun Enterprise 3500, Sun Enterprise 4500, Sun Enterprise 5500, and Sun Enterprise 6500 servers also offer a range of features while utilizing the proven UltraSPARC II processor and Solaris 7 Operating Environment.

Data Center/High-Performance Computing Servers.  In the data center/high-performance computing server group, we offer the Sun Enterprise 10000 server, one of the most scalable UNIX® platform-based systems in the marketplace, which incorporates mainframe features such as dynamic partitioning (Dynamic System Domains) and a supercomputer-class Gigaplane-XB™ interconnect. The Sun Enterprise 10000 server is designed to offer greater performance and lower total cost of ownership than mainframe products. The Sun Enterprise 10000 server is used for consolidations, application migrations, data mining and warehousing, custom applications, on-line transaction support, enterprise resource planning and databases.

Workstations

Our workstation products include the Sun Blade™ 100 and Sun Blade 1000 workstations, and the Ultra™ 5, Ultra 10, Ultra 60 and Ultra 80 workstation models. Workstations offer greater computing power on a desktop for higher-level applications such as modeling, imaging, animation and rendering, and drafting and design. Introduced in fiscal 2001, the Sun Blade 1000 workstation is our highest-performance workstation offering, utilizing the UltraSPARC III processor, while our Sun Blade 100 workstation and Ultra workstation series, using UltraSPARC II processors, offer performance at a lower cost.

Information Appliances

The Sun Ray™ 1, Sun Ray 100 and Sun Ray 150 enterprise appliances, with their Sun Hot Desk technology, are easy-to-use, low-cost networked devices. Unlike personal computers, which require an operating system and applications running locally on the desktop, the Sun Ray appliances allow for instant access to existing applications and resources on the network, regardless of the underlying platform.

Appliance Servers

The Sun Cobalt™ appliance servers deliver network-based applications in a flexible and reliable manner that is simple and cost effective. The Cobalt products include the Sun Cobalt Qube™, the Sun Cobalt RaQ™, and the Sun Cobalt Cache RaQ™, which have been designed to run Internet-related applications including file serving and web hosting, and support software applications such as electronic mail and electronic commerce. They include a version of the Red Hat Linux operating system that has been customized to run the particular applications for which the Sun Cobalt products have been designed.

Microprocessors and Computer Board Platforms

This group creates the UltraSPARC and MAJC microprocessors for Sun's system products and provides OEM customers with a wide range of products, including microprocessors, chipsets, computer board platforms, technology licenses, silicon and system design kits and consulting services.

Network Storage

Our Network Storage systems and software also support our strategy of providing products and technologies to network computing environments. Through our broad product line, we are able to deliver not only storage connectivity, but also storage intelligence to the network across multiple operating environments, including Windows NT and Linux. The Sun StorEdge™ line of disk storage, tape backup, management software and data services address workgroup to enterprise requirements by providing solutions for server-attached storage, network-attached storage (NAS), consolidated storage networks and storage area networks (SANs).

Arrays.  The Sun StorEdge T3 enterprise and workgroup arrays are highly available, easy-to-manage, easily serviceable storage systems. Their unique design is based on a simple building block concept, combining advanced RAID (Redundant Array of Independent Disks) technology with industry-standard fibre channel technology in a scalable package. Combining building blocks creates a high-performance, highly available network storage system that can be centrally administered. With the unique ability to scale in three dimensions–capacity, performance, and availability–Sun StorEdge T3 arrays allow the storage system to grow as storage needs grow. Sun StorEdge A5200 arrays are all fibre channel storage systems for high performance data warehousing or high bandwidth applications. The array offers cluster support for mission critical availability and performance. The Sun StorEdge A1000/D1000 products provide a building-block solution for workgroups and small departments, with expandable RAID and JBOD (Just a Bunch of Disks) systems which allow customers to customize their storage environments as a stand- alone device, offered with or without a controller, and to provide optimum scalability as a rack-mounted solution.

Tape Backup.  Our tape automation products provide the flexibility, scalable capacity, and high performance to meet the needs of the workgroup and the enterprise. Sun offers tape autoloaders, small-footprint libraries, and large capacity, fast-access tape backup and restore solutions for mission-critical data centers. The complete family of Sun StorEdge tape libraries has been designed using leading robotics technology.

Network Attached Storage (NAS).  The Sun StorEdge N8000 filer series delivers simple, fast and reliable network-attached storage appliances for file sharing using both Networked File System (NFS) and Common Interface File System (CIFS) protocols. Sun's flexible architecture gives customers the option to add more storage to their filer or add more filers to their network as needed.

Storage Software.  In fiscal 2001, we introduced three important storage software products. The Sun HighGround Storage Resource Manager (SRM) software product family provides storage resources across open system environments, automating the discovery, monitoring, alerting, collecting, and reporting of hundreds of key storage capacity, utilization, and availability statistics on a variety of server environments.

Sun QFS software is a standard file system designed to solve file system performance bottlenecks by maximizing file system performance in conjunction with the underlying disk technology and storage hardware. Sun SAM-FS software is a high-performance file system and volume manager with fully integrated storage and archive management features that protect large volumes of data and an unlimited number of files. Other storage software products include the Sun StorEdge Instant Image software, Sun StorEdge Network Data Replicator (Sun SNDR) software, Sun StorEdge Enterprise NetBackUp software, Solstice Backup™ software, Sun StorEdge Volume Manager software, VERITAS File System software, and Sun StorEdge LibMON™ software.

Jiro™ Technology.  Jiro technology is the foundation for making storage networks open and manageable. Designed to simplify storage network management and reduce costs, Jiro technology introduces the concept of a standard management domain that includes base management services such as events, logging, lookup, scheduling, security, and transactions. Leveraging Simple Network Management Protocol (SNMP) and Customer Information Management (CIM), the technology enables the easy management of a wide variety of devices.

Software Systems

Solaris™ Operating Environment

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

In fiscal 2001, we introduced the Solaris 8 Operating Environment. Solaris 8 is a significant upgrade from previous releases of Solaris because it offers additional features such as IP multipathing, live upgrade, hot patching, and enhanced Web server performance and caching.

We also provide software solutions that focus on network management and network security that complement our server and storage product offerings. In addition, we provide Solaris Operating Environment and Java technology-based tools for software developers who create high performance applications for enterprises, telecommunications and the Internet.

Java™ Technology

Our Java platform is one of the first widely accepted application environments to allow development of application software independent of the underlying operating system or microprocessor. Sun expanded the definition and availability of the Java platform and extended it to the smallest devices, such as smart cards, mobile phones, digital set top boxes, and residential gateways with the Java 2 Platform, Micro Edition (J2ME™) technology, as well as to the enterprise with our Java 2 Platform, Enterprise Edition (J2EE™) technology. These Java platform editions address very different markets, yet share a common core architecture and Application Programming Interface (API) set. These platforms complement our Java 2 Platform, Standard Edition (J2SE™) technology, which is used on personal computers and workstation clients. The Java Development Kit enables developers to create and run both applets (which are miniature applications written in the Java programming language) that run inside a compatible web browser, as well as applications that run outside of a browser.

Jini™ Network Technology

Jini network technology is based upon the core concept that network devices should work together simply and dynamically. There are three Jini network technology offerings: the Jini Starter Kit, the Jini Technology Core Platform Compatibility Kit, and the JavaSpaces™ Technology Kit. These products contain components of the Jini technology to assist developers in creation and deployment of new Jini technology-enabled services.

StarOffice™ Productivity Suite

StarOffice is an office productivity suite which runs on all major operating environments and platforms including Solaris Operating Environment, Microsoft Windows 95/98/NT, Linux, OS/2, and Java. It has a fully integrated set of applications which provide word processing, spreadsheet, graphic design, presentations, database access, HTML editor, mail/news reader, event planner, and formula editor tools.

Forte™ Developer Tools

We develop and market software development tools designed to aid in application development and integration. Forte tools development environments for programming in C, C++, and Java programming languages help developers to be more productive in creating fast, reliable, and scalable applications.

iPlanet™

The iPlanet products include iPlanet Directory Server 5.0, iPlanet Portal Server 3.0, iPlanet Web Server 6.0, iPlanet Application Server 6.0, as well as iPlanet Calendar Server 5.0, iPlanet Messaging Server 5.0 and various other applications, all of which enable enterprises to leverage their information and applications into services offered on intranets and the Internet. iPlanet products support the Solaris Operating Environment, Windows NT, HP-UX, AIX and Linux operating systems.

ENTERPRISE SERVICES: SUPPORT, PROFESSIONAL SERVICES, AND EDUCATION

We provide expertise in heterogeneous network computing through a broad range of global services, including support services (systems support for hardware and software), professional services (IT consulting, systems integration and system/network management), and educational services (education consulting, skills migration and training). Sun assists both technical and commercial customers, supporting more than 1.8 million systems in more than 170 countries, training more than 260,000 students annually, and providing consulting, integration and operations assistance to IT organizations worldwide.

The SunSpectrumSM support services product offerings allow customers the power and flexibility to customize their support services contracts. Customers can choose from different support contract offerings that range from mission-critical to self-support options. Each contract type is specifically designed to provide our customers with the support they choose to ensure high availability and continuous operation. We have increased resources in the field for direct service delivery, especially support engineers based in solution centers and field offices. Higher levels of field resources are important to the overall investments being made in mission critical support capability. Our direct services are complemented by third-party service providers who primarily deliver hardware support services. Software support continues to be primarily delivered by our software support engineers. Third-party service providers provide additional support to important field resources (such as parts inventories and staff) to meet the service requirements of the growing installed base. Investments by these third-party service providers help us expand geographic coverage without additional fixed cost investment on our part.

Our professional services specialize in providing customers with platform integration, enterprise management and operation, and advanced Internet, Java technology and Enterprise Resource Planning services. These offerings are tailored to meet specific customer needs in architecture design, training, integration and consulting services, providing technical knowledge and network computing/Internet expertise. We provide the people, processes and technology to deliver single point-of-contact solutions tailored to meet customer needs. Our technical and project management experts help customers design, plan, implement, and manage heterogeneous computing environments. Our consultants also help design IT architectures and plan migrations from legacy systems to network computing and upgrading of existing network computing environments. To implement solutions, integration experts help customers develop and deploy distributed computing environments for new applications. To keep the environment operating at peak performance, operations experts help customers manage the complexity of the heterogeneous systems and networks. In addition, we help with all phases of creating and implementing Internet solutions. We have made investments in competencies in Internet and Java technologies, business applications and systems and network management. We have also invested in business systems and process architectures to support the growth of this business.

Our educational services provide customers with innovative education solutions, from technical instructor led courses, to education consulting services, to self-paced technology-based training. We specialize in UNIX and Java technology training to assist our customers with their network computing and Internet operations. These solutions offer comprehensive skills assessment and migration, enterprise consulting and courseware. Consultants can perform assessment and needs analysis, skills assessment and migration, curriculum design and course customization. Instructor-led courseware addresses the education needs of many customers including managers, operators, developers, system administrators, and end-users. As an alternative to the classroom, our customers may select technology-based training options including our web-based learning solution, which is available to those having Internet access, built on the Java platform, and provides modular courses on the Jini network technology. Additionally, we provide interactive training products on CD-ROM, which can be geared for various levels of expertise.

We offer a variety of warranties for parts and labor on hardware products, ranging from one year up to five years from date of sale and a limited warranty on software, generally for 90 days from date of sale. We service products during the warranty period and provide contract service after the initial product warranty has expired. Post-warranty and warranty upgrade support services are primarily offered through a tiered support program called SunSpectrum service. This service offers four levels of differentiated support that package hardware, software and peripherals in a single price support service. Warranty and post-warranty services are provided through approximately 50 solution centers worldwide.

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

Our direct sales force sells to selected end-user accounts and numerous indirect channels. Each sales force is compensated on a channel-neutral basis to reduce potential channel conflict between partners. Our partners include:

  •
  systems integrators, both government and commercial, who serve the market for large commercial projects requiring substantial analysis, design, development, implementation and support of custom solutions;
  •
  channel development providers who supply product and provide product marketing and technical support services to our smaller resellers;
  •
  resellers who provide added value in the form of software packages, proprietary software development, high-end networking integration, vertical integration, vertical industry expertise, training, installation and support;
  •
  OEMs who integrate our products with their hardware and software; and
  •
  independent distributors who primarily serve foreign markets in which we do not have a direct presence.

The management of the channel partners is very important to our future revenues and profitability. Channel partners accounted for more than 60% of our revenues during fiscal 2001. We expect that they will continue to play a key role in providing the value, service and support critical to our long-term success.

Our direct sales force serves educational institutions, software vendors, governments, businesses and other strategic accounts. We have approximately 170 sales and service offices in the United States and 180 sales and service offices in 45 other countries. In addition, we use independent distributors in approximately 125 countries, sometimes with other resellers and direct sales operations.

Our revenues from outside the United States, including those from end-users, resellers and distributors, were approximately 53% of our total net revenues in fiscal 2001 and 48% in fiscal 2000 and 1999. Direct sales we make in countries outside of the United States are generally priced in local currencies and can be subject to currency exchange fluctuations. The net impact of currency fluctuations on net revenues and operating results cannot be precisely measured as our product mix and pricing change over time in various markets, partially in response to currency movements. Our results of operations could be harmed by factors such as changes in foreign currency rates or real economic conditions in the foreign markets in which we distribute our products. We are primarily exposed to changes in exchange rates for the Euro, Japanese yen, and British pound. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales decreases. When the U.S. dollar weakens against these currencies, the dollar value of non-U.S. dollar-based sales increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Overall we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar, and are adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect our consolidated sales and operating margins as expressed in U.S. dollars. To minimize currency exposure gains and losses, we borrow funds in local currencies, enter into forward exchange contracts, purchase foreign currency options and promote natural hedges by purchasing components and incurring expenses in local currencies, whenever feasible.

Some of our sales to overseas customers are made under export licenses that must be obtained from the United States Department of Commerce. Protectionist trade legislation in either the United States or other countries, such as a change in the current tariff structures, export compliance laws or other trade policies, could adversely affect our ability to sell or to manufacture in international markets. Furthermore, revenues from outside the United States are subject to inherent risks, including the general economic and political conditions in each country.

Japan represents the largest portion of our international sales (approximately 10% of our total net revenues in each of fiscal 2001, 2000 and 1999). Sales to telecommunication and information technology manufacturing industries together represent a significant portion of Sun's revenues in Japan. Sales to or through C. Itoh Technoscience Co. Ltd., Fujitsu, Ltd. and Toshiba Corporation together represent a significant portion of Sun's revenues in Japan. If the economic trends in Japan significantly worsen in a quarter or decline over an extended period of time, our results of operations and cash flows could be adversely affected. In addition, we experienced revenue growth in the international marketplaces on a year-over-year basis in fiscal 2001; however, during the last quarter of fiscal 2001, we started to see a decline in demand in our non-U.S. markets. Accordingly, if capital spending declines in countries or industries in which we do significant business, our results of operations and cash flows could suffer.

Sales to General Electric Company (GE) accounted for approximately 13%, 19% and 15% of our fiscal 2001, 2000 and 1999 net revenues, respectively. Our revenues in fiscal 2001, 2000 and 1999 were primarily generated by two GE subsidiaries: (1) MRA Systems, Inc., a reseller, (10%, 16% and 14% of net revenues in 2001, 2000 and 1999, respectively), acquired by GE in fiscal 1999; and (2) GE Capital, a finance/leasing company (2%, 3%, and 1% of net revenues in fiscal 2001, 2000 and 1999, respectively). Revenue is generated with the finance/leasing company whenever our customer elects to lease equipment; in such cases, we sell the equipment to the leasing company. Our business could be adversely affected if GE or another significant customer terminated its business relationship with us or significantly reduced the amount of business it did with us. Also, see Note 13 in the Notes to Consolidated Financial Statements for additional information concerning sales to foreign customers and business segments.

Our marketing activities include advertising in computer publications and the business press, direct mailings to customers and prospects, televised programs and attendance at trade shows. We maintain a customer resource program, SunergySM, which includes live interactive satellite broadcasts and provides electronic access to newsletters and technical information. We also sponsor a series of seminars to specific resellers, university customers, end-users and government customers and prospects designed to familiarize attendees with the capabilities of the Sun product line.

Our product order backlog at June 30, 2001 was approximately $853 million, compared with approximately $1,837 million at June 30, 2000. Our backlog includes only orders for which a delivery schedule within six months has been specified by the customer. During the second half of fiscal 2001, backlog decreased due to the weakness in macro economic conditions, in general, and the reduction in information technology spending, in particular. Backlog levels vary with demand, product availability and our delivery lead times, and are subject to significant decreases as a result of, among other things, customer order delays, changes or cancellations. As such, backlog levels are not a reliable indicator of future operating results.

PRODUCT DEVELOPMENT

Our research and product development programs are intended to sustain and enhance our competitive position by incorporating the latest worldwide advances in hardware, software, graphics, networking, data communications and storage technologies. Sun's product development continues to focus on enhancing the performance, reliability, availability, and serviceability of our existing hardware and systems software standards and the development of new technology standards. Additionally, we remain focused on system software platforms for Internet and intranet applications, telecommunications and next-generation service provider networks, developing advanced workstation and server architectures, as well as designing application-specific integrated circuits and software for networking and distributed computing.

We conduct research and development worldwide principally in the United States, France, United Kingdom, Ireland, Japan, India and Israel. Research and development (R&D) expenses were approximately $2,016 million, $1,630 million and $1,280 million in fiscal 2001, 2000 and 1999, respectively. R&D expenses reflected our continued development of a broad line of scalable and reliable systems, including servers, desktop systems, storage technologies and SPARC microprocessors, as well as software products which utilize the Java platform, Solaris Operating Environment software and Jini network technology. We believe that software development provides and will continue to provide significant competitive differentiation. Therefore, we devote substantial resources to the development of workgroup software, networking and data communications, high availability software and video, graphics, disk array and storage management software, object technology, security and the software development environment, including developer tools.

Our products are extremely complex. Failure to develop and introduce our products in a timely manner will lead to an inability to satisfy customer demand. See discussion in Risk Factors–"The products we make are very complex. If we are unable to rapidly and successfully develop and introduce new products and manage our inventory, we will not be able to satisfy customer demand." Similarly, any delays in implementation or acceptance of our products could harm our business. See discussion in Risk Factors–"Delays in product development or customer acceptance and implementation of new products and technologies could seriously harm our business."

MANUFACTURING AND SUPPLY

Our manufacturing operations consist primarily of final assembly, test and quality control of systems, materials and components. We manufacture in California, Oregon and Scotland, and distribute from California, the Netherlands and Japan. We have continued efforts to simplify the manufacturing process by reducing the diversity of system configurations offered and increasing the standardization of components across product types. However, our costs could be increased and product shipments delayed by reliance on single source suppliers. See discussion in Risk Factors–"Our reliance on single source suppliers could delay product shipments and increase our costs." Similarly, our ability to purchase components in sufficient quantity to meet customer demand could impact our future operating results. See discussion in Risk Factors–"Our future operating results depend on our ability to purchase a sufficient amount of components to meet the demands of our customers." Additionally, we could incur inventory risk because we order (and in some cases commit to purchase) components prior to customer orders. See discussion in Risk Factors–"Since we order our components (and in some cases commit to their purchase) from suppliers in advance of receipt of customer orders for our products which include these components, we face a substantial inventory risk."

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

Our competitors are some of the largest, most successful companies in the world. They include International Business Machines Corporation (IBM), Hewlett-Packard Company (HP), Compaq Computer Corporation (Compaq) and EMC Corporation (EMC). We also compete with systems manufacturers and resellers of systems based on microprocessors from Intel Corporation (Intel) and the Windows family of operating systems software from Microsoft Corporation (Microsoft). These competitors include Dell Computer Corporation, HP and Compaq, in addition to Intel and Microsoft. This competition creates increased pressure, including pricing pressure on our workstation and certain server product lines. As always, we expect this competitive pressure to continue to intensify during our fiscal year 2002 with the anticipated releases of new software products from Microsoft and new microprocessors from Intel.

We have encouraged the use of SPARC technology as a standard in the computer marketplace by licensing much of the technology and promoting open interfaces to the Solaris Operating Environment, as well as by offering microprocessors and enabling technologies to third party customers. As a result, several licensees also offer products based on the Solaris Operating Environment and the SPARC architecture that compete directly with our products, primarily in the desktop markets. We have also worked to make our Java programming language a standard for complex networks. We develop applications, tools and systems platforms, as well as work with third-parties to create products and technologies, in order to continue to enhance the Java platform's capabilities. As part of this effort, we license Java technology which widely encourages competitors of Sun to also develop products competing with these applications, tools and platforms.

If we are unable to compete effectively, our business could be harmed. See discussion in Risk Factors–"If we are unable to compete effectively with existing or new customers, our resulting loss of competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability, and loss of market share."

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

EMPLOYEES

As of September 10, 2001, we had approximately 43,300 employees (at June 30, 2001 we had approximately 43,700 employees). We depend on key employees and face competition in hiring and retaining qualified employees. Our employees are vital to our success, and our key management, engineering and other employees are difficult to replace. We generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. The expansion of high technology companies in Silicon Valley and Colorado, as well as many other cities, has increased demand and competition for highly qualified technical personnel. We may not be able to attract, assimilate or retain additional highly qualified employees in the future and this could harm our business.

ITEM 2. PROPERTIES

We conduct our worldwide operations using a combination of leased and owned facilities. While we believe we have sufficient facilities to conduct business during fiscal 2002, we will continue to lease, acquire and dispose of facilities throughout the world as necessary. We believe all of our owned and leased properties were substantially utilized (i.e., greater than 80%) as of June 30, 2001. Our owned properties consist of:

Location	Acres of Land	Square Footage of Facility	Square Footage Under Construction
Bagshot, United Kingdom	3	30,000	n/a
Broomfield, Colorado	123	900,000	50,000
Burlington, Massachusetts	158	550,000	130,000
Farnborough, United Kingdom	40	240,000	90,000
Linlithgow, Scotland	24	230,000	210,000
Menlo Park, California	57	1,050,000	n/a
Newark, California	106	1,020,000	430,000
Palo Alto, California	12	260,000	n/a
Santa Clara, California	82	630,000	200,000

Total	605	4,910,000	1,110,000

As of June 30, 2001, we also leased approximately 8.5 million square feet, including 2.7 million square feet in 44 sales and service offices in the San Francisco Bay Area. The remaining leased space is located in approximately 305 sales and service offices around the world. We currently plan to sublease approximately 800,000 square feet of leased space and plan to terminate leases on approximately 200,000 square feet of leased space.

In addition to the above-noted "Square Footage Under Construction", we have approximately 1.9 million square feet of facilities planned for future construction. We continually evaluate our facility requirements in light of our business needs and will stage the foregoing future construction accordingly. In addition, we own approximately 82 acres of land in Newark, California and approximately 38 acres of land in Austin, Texas.

Substantially all of our facilities are used jointly by our Computer Systems and Network Storage, Enterprise Services, and Other operating segments. Our manufacturing facilities are located in Linlithgow, Scotland, Beaverton, Oregon and Newark, California.

ITEM 3. LEGAL PROCEEDINGS

From time to time, Sun becomes involved in claims and legal proceedings that arise in the ordinary course of its business. We are currently subject to several such claims and legal proceedings. We do not believe that the resolution of these legal proceedings will have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders of Sun during the fourth quarter of fiscal 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the Executive Officers of the Company as of September 10, 2001. We do not have employment contracts with any of our executive officers. All of our executive officers are at-will employees.

Name	Age	Position
Scott G. McNealy	46	Chairman of the Board of Directors and Chief Executive Officer
Edward J. Zander	54	President and Chief Operating Officer
William T. Agnello	52	Senior Vice President, Workplace Resources
Crawford W. Beveridge	55	Executive Vice President and Chief Human Resources Officer
Mark A. Canepa	46	Executive Vice President, Network Storage Products
Mel Friedman	63	Senior Vice President, Customer Advocacy
Lawrence W. Hambly	55	Executive Vice President, Enterprise Services
H. William Howard	67	Senior Vice President, Chief Information Officer
Masood A. Jabbar	51	Executive Vice President, Global Sales Operations
William N. Joy	46	Co-Founder and Chief Scientist
Michael E. Lehman	51	Executive Vice President, Corporate Resources and Chief Financial Officer
John P. Loiacono	40	Senior Vice President, Chief Marketing Officer
Michael H. Morris	53	Senior Vice President, General Counsel and Secretary
Gregory M. Papadopoulos	43	Senior Vice President and Chief Technology Officer
Marissa Peterson	39	Executive Vice President, Worldwide Operations
Michael L. Popov	55	Vice President, Corporate Controller
Jonathan I. Schwartz	35	Senior Vice President, Corporate Strategy and Planning
John C. Shoemaker	58	Executive Vice President, Computer Systems
Patricia C. Sueltz	48	Executive Vice President, Software Systems Group
Mark E. Tolliver	49	Executive Vice President and President, iPlanet, Sun-Netscape Alliance

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

Mr. Zander has served as President and Chief Operating Officer of the Company since April 1999 and Vice President, Chief Operating Officer of the Company from April 1998 to April 1999. He served as President, Sun Microsystems Computer Company ("SMCC") from February 1995 to April 1998, as President, SunSoft, Inc. from July 1991 to February 1995 and as Vice President, Corporate Marketing of the Company from October 1987 to July 1991.

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

Mr. Canepa has served as Executive Vice President, Network Storage Products of the Company since April 2001 and as Vice President and General Manager, Internet Desktop and Server Products of the Company from June 2000 to April 2001. From October 1996 to June 2000 he served as Vice President, Workgroup Server Products of the Company. From September 1996 to October 1996, he served as Vice-President and General Manager Workstation Division, Compaq Computer Corporation and from July 1992 to September 1996, he served as General Manager Workstation System Division, Hewlett-Packard Company.

Mr. Friedman has served as Senior Vice President, Customer Advocacy of the Company since July 2000, as President, Microelectronics of the Company from March 1998 to July 2000 and as Vice President, Worldwide Operations of SMCC from April 1996 to March 1998. Prior to such time, since 1989, Mr. Friedman held various positions in the West Coast operations and supply management of the Company.

Mr. Hambly has served as Executive Vice President, Enterprise Services of the Company since July 2000, as President, Enterprise Services of the Company from April 1998 to July 2000, and as President, SunService from July 1993 to April 1998. Mr. Hambly held various positions in the marketing and sales organizations of the Company from April 1983 until July 1993.

Mr. Howard has served as Senior Vice President, Chief Information Officer of the Company since July 2000 and as Vice President, Chief Information Officer of the Company from September 1998 to July 2000. From September 1990 to September 1998, he served as Corporate Vice President, Information Technology and Chief Information Officer for Inland Steel Industries, Inc.

Mr. Jabbar has served as Executive Vice President, Global Sales Operations of the Company since July 2000, as President, Computer Systems of the Company from April 1998 to July 2000 and as President of SMCC from February 1998 to April 1998. He served as Vice President and Chief Financial Officer of SMCC from June 1994 to February 1998. Mr. Jabbar held various positions in the sales and finance organizations of the Company from December 1986 to June 1994.

Mr. Joy is a Co-Founder of the Company and has served as Chief Scientist of the Company since September 1998. From January 1996 to September 1998 he served as Vice President of Research of the Company and from July 1991 to January 1996 he served as Vice President and Chief Technical Officer of the Company.

Mr. Lehman has served as Executive Vice President, Corporate Resources and Chief Financial Officer of the Company since July 2000 and as Vice President, Corporate Resources and Chief Financial Officer of the Company from January 1998 to July 2000. He has served as Vice President and Chief Financial Officer of the Company from February 1994 to January 1998. Mr. Lehman held various positions in the finance organization of the Company from August 1987 to February 1994.

Mr. Loiacono has served as Senior Vice President, Chief Marketing Officer of the Company since July 2000, as Vice President, Chief Marketing Officer of the Company from April 2000 to July 2000, as Vice President, Brand Marketing of the Company from November 1997 to April 2000, and as Director, Brand Marketing of SMCC from October 1995 to November 1997. Mr. Loiacono held various positions in the sales, public relations and corporate communications organizations of the Company from May 1990 to October 1995.

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

Ms. Peterson has served as Executive Vice President, Worldwide Operations of the Company since February 2001 and as Vice President, Worldwide Operations of the Company from July 2000 to February 2001. She served as Vice President, Worldwide Operations, Computer Systems of the Company from April 1998 to June 2000, as Vice President, Worldwide Logistics from October 1996 to April 1998 and as Director, U.S. Manufacturing from April 1995 to October 1996.

Mr. Popov has served as Vice President, Corporate Controller of the Company since April 1999 and as Vice President, COO Staff Operations of the Company from April 1998 to April 1999. He served as Vice President, Finance, SunService from June 1994 to April 1998 and as Assistant Corporate Controller of the Company from January 1992 to June 1994.

Mr. Schwartz has served as Senior Vice President, Corporate Strategy and Planning of the Company since July 2000 and as Vice President, Ventures Fund of the Company from October 1999 to July 2000. He served as Vice President, Internet and Application Products of the Company from May 1999 to October 1999, as Vice President, Enterprise Products Group of the Company from July 1998 to May 1999 and as Director, Product Marketing, Javasoft, from July 1997 to July 1998. Mr. Schwartz was General Manager at Lighthouse Design, Ltd., from July 1996 to July 1997 and President of Lighthouse Design, Ltd., from March 1992 to July 1996.

Mr. Shoemaker has served as Executive Vice President, Computer Systems of the Company since March 2001, as Executive Vice President, System Products Group of the Company from July 2000 to March 2001 and as Senior Vice President, General Manager, Enterprise Desktop and Server Systems of the Company from July 1995 to July 2000. Mr. Shoemaker held various positions in the worldwide and U.S. operations of the Company from May 1990 to July 1995.

Ms. Sueltz has served as Executive Vice President, Software Systems Group of the Company since July 2000 and as President, Software Products & Platforms of the Company from September 1999 to July 2000. Ms. Sueltz served in various management capacities at IBM Corporation from 1979 to 1999.

Mr. Tolliver has served as Executive Vice President and President, iPlanet, Sun-Netscape Alliance of the Company since July 2000, as President and General Manager, Sun-Netscape Alliance of the Company from March 1999 to July 2000 and as President, Consumer and Embedded Division of the Company from April 1998 to March 1999. He served as Vice President, Market Development of the Company from July 1996 to April 1998 and as Vice President, Strategy of the Company from December 1995 to July 1996.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on The Nasdaq National Market under the symbol "SUNW". As of September 10, 2001 there were approximately 19,000 stockholders and the closing price of Sun's common stock was $10.29 per share as reported by The Nasdaq National Market.

The following table sets forth for the periods indicated the high and low sale prices for our common stock as reported by The Nasdaq National Market, adjusted to reflect the effect of the December 5, 2000 and December 7, 1999 two-for-one stock splits:

	Fiscal 2001		Fiscal 2000
	High	Low	High	Low
First Quarter	$64.66	$41.13	$23.67	$16.47
Second Quarter	61.00	25.13	41.51	21.89
Third Quarter	35.13	14.10	51.81	33.31
Fourth Quarter	23.57	12.85	53.38	33.56

No cash dividends were declared or paid in fiscal 2001 or fiscal 2000. We anticipate retaining all available funds to finance future internal growth and product development.

During the fourth quarter of fiscal 2001, Sun issued unregistered shares of its common stock in connection with its acquisition of other companies. The following chart provides information regarding the issuance of these unregistered shares to the stockholders of the companies listed below in exchange for the stockholders' ownership interests in such companies.

Name of Company Acquired	Date of Acquisition	Number of Shares of Sun Common Stock Issued (rounded to nearest thousand)	Number of Warrants Issued (rounded to nearest thousand)	Basis for Exemption from Registration
LSC, Incorporated	May 2001	1,779,000	13,000	Section 3(a)(10)
HighGround Systems, Inc.	April 2001	8,039,000	78,000	Section 3(a)(10)

No underwriters were used in connection with the transactions. In all cases, the Sun common stock was issued in business combination transactions in exchange for all of the outstanding securities of the company acquired. The Sun common stock was issued after the California Department of Corporations issued a permit that, among other things, approved the terms and conditions of the transaction as being fair to the persons to whom Sun issued its common stock. The permit was issued after the California Department of Corporations held a fairness hearing open to everyone to whom securities would be issued.

ITEM 6. SELECTED FINANCIAL DATA(1)

	2001		2000		1999		1998		1997
	Dollars	%	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(In millions, except per share amounts)
Net revenues	$18,250	100.0	$15,721	100.0	$11,806	100.0	$9,862	100.0	$8,661	100.0
Costs and expenses:
Cost of sales	10,041	55.0	7,549	48.0	5,670	48.0	4,713	47.8	4,332	50.0
Research and development	2,016	11.0	1,630	10.4	1,280	10.8	1,029	10.4	837	9.7
Selling, general and administrative	4,544	24.9	4,072	25.9	3,196	27.1	2,826	28.7	2,434	28.1
Goodwill amortization	261	1.4	65	0.4	19	0.2	4	–	2	–
In-process research and development	77	0.5	12	0.1	121	1.0	176	1.8	23	0.3

Total costs and expenses	16,939	92.8	13,328	84.8	10,286	87.1	8,748	88.7	7,628	88.1

Operating income	1,311	7.2	2,393	15.2	1,520	12.9	1,114	11.3	1,033	11.9
Gain (loss) on strategic investments	(90)	(0.5)	208	1.3	–	–	–	–	62	0.7
Interest income, net	363	2.0	170	1.1	85	0.7	48	0.5	34	0.4

Income before taxes	1,584	8.7	2,771	17.6	1,605	13.6	1,162	11.8	1,129	13.0
Provision for income taxes	603	3.3	917	5.8	575	4.9	407	4.1	352	4.0
Cumulative effect of change in accounting principle, net	(54)	(0.3)	–	–	–	–	–	–	–	–

Net income	$927	5.1	$1,854	11.8	$1,030	8.7	$755	7.7	$777	9.0

Net income per common share–diluted(2)	$0.27		$0.55		$0.31		$0.24		$0.25
Shares used in the calculation of net income per common share–diluted(2)	3,417		3,379		3,282		3,180		3,137

Total assets	$18,181		$14,152		$8,499		$5,794		$4,783
Long-term debt and other obligations	$2,449		$2,297		$384		$77		$109

(1)
Fiscal years ended June 30. All historical financial information has been restated to reflect the merger with Forte Software, Inc. on October 19, 1999.

(2)
Share and per share amounts for all periods presented have been adjusted to reflect stock splits through June 30, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Item 1: Business; Item 6: Selected Financial Data; and Item 8: Financial Statements and Supplementary Data.

This Annual Report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include predictions regarding our future:

  •
  product mix trends;

  •
  customer demand;

  •
  products net revenue;

  •
  revenues from Professional Services, Educational Services and Support Services;

  •
  revenues, results of operations and cash flows;

  •
  products gross margin;

  •
  investment in our services business;

  •
  services gross margin;

  •
  investment in systems, software and microprocessor development;

  •
  R&D, including investment in and expenses;

  •
  efforts to achieve operating efficiencies;

  •
  SG&A expenses;

  •
  goodwill amortization;

  •
  adoption of certain financial accounting standards;

  •
  in-process research and development;

  •
  intangible assets;

  •
  decisions to sell marketable strategic equity securities;

  •
  effective tax rate;

  •
  liquidity;

  •
  level of financial resources;

  •
  competitive pressure;

  •
  investments through acquisitions or alliances;

  •
  expectations about the Euro; and

  •
  facility exit activities.

You can identify these and other forward-looking statements by the use of words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intend," "potential," "continue," or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors." All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.

RESULTS OF OPERATIONS

Net revenues

(dollars in millions)

	2001	Change	2000	Change	1999

Products net revenue	$15,015	12%	$13,421	32%	$10,171
Percentage of total net revenues	82.3%		85.4%		86.2%
Services net revenue	$3,235	41%	$2,300	41%	$1,635
Percentage of total net revenues	17.7%		14.6%		13.8%
Total net revenues	$18,250	16%	$15,721	33%	$11,806

Products net revenue

Products net revenue is comprised of revenue generated from the sale of our scalable computer systems and storage products, high-speed microprocessors, and our high-performance software for operating network computing equipment. Over 90% of our products net revenue in fiscal 2001, 2000, and 1999, was generated by Computer Systems and Network Storage. Computer Systems and Network Storage consists primarily of servers, storage and desktop computers. Growth in server and storage products accounted for over 90% and over 75% of the total increase in products net revenue during fiscal 2001 and 2000, respectively. The increased revenue generated by our server and storage products during fiscal 2001 and 2000 was offset by a decline in desktop systems revenue (desktop systems revenue represented approximately 9%, 12% and 16% of products net revenue in fiscal 2001, 2000 and 1999, respectively). We expect this current product mix trend of increasing server and storage products and decreasing desktop systems as a percentage of total products net revenue to continue in fiscal 2002.

While we reported significant growth in our products net revenue on a year-over-year basis, all of this growth occured in the first half of fiscal 2001. During the second half of fiscal 2001, due primarily to the weak macro economic conditions and resulting reduction in information technology (IT) spending, we reported a decrease in our products net revenue as compared with the second half of fiscal 2000. If the current macro economic conditions persist, we expect demand, and therefore products net revenue in the first half of fiscal 2002, will be less than the comparable period in fiscal 2001. See "Net revenues by geographic area" for further discussion and analysis regarding specific regions.

Services net revenue

Services net revenue is comprised of Support Services, Professional Services and Educational Services. The 41% growth in services net revenue in each of fiscal 2001 and 2000 was primarily the result of: (1) a continuing shift towards premium service and support contracts generated from a larger installed base of high-end server products and an overall shift in customer demand for higher levels of support; (2) a larger installed base of product units; and (3) an increase in revenues associated with our professional and educational services.

Since a significant portion of our services revenue is generated by contracts related to product sales, our Professional Services, Educational Services and Support Services revenues could be impacted by the adverse macro economic conditions which are currently impacting our product sales.

Net revenues by geographic area

(dollars in millions)

	2001	Change	2000	Change	1999

U.S. (United States)	$8,647	6%	$8,134	33%	$6,106
Americas–Other (Canada and Latin America)	955	39%	688	37%	504

Americas–Total	$9,602	9%	$8,822	33%	$6,610
Percentage of net revenues	52.6%		56.1%		56.0%
EMEA (Europe, Middle East and Africa)	$5,515	23%	$4,498	30%	$3,454
Percentage of net revenues	30.2%		28.6%		29.2%
APAC (Asia, Australia and New Zealand)	$3,133	30%	$2,401	38%	$1,742
Percentage of net revenues	17.2%		15.3%		14.8%
Total net revenues	$18,250	16%	$15,721	33%	$11,806
	2001	Change	2000	Change	1999
U.S.	$8,647	6%	$8,134	33%	$6,106
Percentage of net revenues	47.4%		51.7%		51.7%
International	$9,603	27%	$7,587	33%	$5,700
Percentage of net revenues	52.6%		48.3%		48.3%
Total net revenues	$18,250	16%	$15,721	33%	$11,806

U.S. net revenues increased 6% during fiscal 2001 as compared with fiscal 2000 and increased 33% in fiscal 2000 as compared with fiscal 1999. Beginning late in the second quarter of fiscal 2001, we experienced an unexpected and significant decline in U.S. demand for our products (the U.S. net revenues declined by approximately 14% for the third quarter of fiscal 2001 and by 31% for the fourth quarter of fiscal 2001, as compared with the corresponding periods of fiscal 2000). During fiscal 2001, as compared with fiscal 2000, we experienced revenue growth in the majority of the countries within the international regions.

Within the EMEA region, net revenues increased by 39% (primarily contributed by the United Kingdom, Northern Europe and Germany) during the first three quarters of fiscal 2001, as compared with the corresponding period of fiscal 2000, which was partially offset by a decrease of 15% (primarily contributed by the United Kingdom, Northern Europe and Germany) during the fourth quarter of fiscal 2001. Northern Europe is comprised primarily of the Scandinavian countries, the Netherlands, Belgium/Luxembourg, Eastern European countries and Russia. Within the APAC region, net revenues increased by 44% (primarily contributed by Japan and China) during the first three quarters of fiscal 2001 as compared with the corresponding period of fiscal 2000, which was partially offset by a decrease of 19% (primarily contributed by Japan) during the fourth quarter of fiscal 2001. Net revenues in the United Kingdom, Germany, Japan and China collectively accounted for more than 40% and 47% of the total increase in international net revenues for fiscal years 2001 and 2000, respectively. Also, see Note 13 in the Notes to the Consolidated Financial Statements.

Throughout fiscal 2000, we had revenue growth in the majority of international regions as compared with fiscal 1999, with the concentration of growth in Japan, Germany, Northern Europe and the United Kingdom. Net revenues by geographic area are recognized based upon management reporting criteria, including but not limited to, the product shipment destination and location where services are provided.

As discussed above, we had revenue growth in the international marketplaces on a year-over-year basis; however, during the fourth quarter of fiscal 2001, we started to see a decline in demand in our non-U.S.

markets. Accordingly, if capital spending continues to decline in countries or industries in which we do significant business, our revenues, and potentially our results of operations and cash flows, could materially suffer.

Gross margin

(dollars in millions)

	2001	Change	2000	Change	1999

Products gross margin	$7,054	(4)%	$7,325	34%	$5,475
Percentage of products net revenue	47.0%		54.6%		53.8%
Services gross margin	$1,155	36%	$847	28%	$661
Percentage of services net revenue	35.7%		36.8%		40.4%
Total gross margin	$8,209	–%	$8,172	33%	$6,136
Percentage of net revenues	45.0%		52.0%		52.0%

Products gross margin

In fiscal 2001, products gross margin decreased by 7.6 percentage points as compared with fiscal 2000. In response to the decline in demand for our products in the second half of fiscal 2001, we reduced our manufacturing and purchasing volumes. As certain of our manufacturing costs are fixed and have been set for higher capacities, the lower volumes contributed to approximately 30% of the 7.6 percentage point decline. In addition, pricing discounts contributed to approximately 20% of the 7.6 percentage point decline. Finally, higher purchased component costs contributed to approximately 40% of the 7.6 percentage point decrease (primarily in the first half of fiscal 2001). The remaining 10% of the 7.6 percentage point decrease represents a variety of other factors.

In fiscal 2000, products gross margin increased by 0.8 percentage points as compared with fiscal 1999. The increase in fiscal 2000 gross margin was primarily due to the continued change in revenue mix from lower margin desktop systems to higher margin servers.

During the second half of fiscal 2001, our products gross margin was 42.5%. Should the global macro economic conditions deteriorate further, products gross margin could be adversely impacted.

Services gross margin

The 1.1 percentage point decrease in services gross margin in fiscal 2001 as compared with fiscal 2000 reflects the impact of: (1) increased fixed and variable costs to support infrastructures; (2) increased capital and operating expenditures related to the deployment of service delivery technologies and processes; (3) expanded field service delivery headcount to support increased customer service expectations and expected future growth in the service business; and (4) increased pricing pressure. During fiscal 2001, approximately 2,300 of the total increase in global headcount of approximately 7,000 personnel represented service-related employees. We expect to continue investing in our services business by hiring field employees (but at a slower rate) and increasing availability of spare-parts inventory (particularly related to new products) to improve customer service response time, while evaluating other infrastructure-related initiatives.

The 3.6 point decrease in services gross margin in fiscal 2000 as compared with fiscal 1999 reflects the impact of: (1) increased fixed and variable costs to support infrastructures; (2) increased capital and operating expenditures related to acquisition and deployment of service delivery technologies and processes; and (3) expanded field service delivery headcount to support increased customer service expectations and expected future growth in our service business.

We currently expect our services gross margin to be in the mid-30% range for fiscal 2002.

Operating expenses

(dollars in millions)

	2001	Change	2000	Change	1999

Research and development	$2,016	24%	$1,630	27%	$1,280
Percentage of net revenues	11.0%		10.4%		10.8%
Selling, general and administrative	$4,544	12%	$4,072	27%	$3,196
Percentage of net revenues	24.9%		25.9%		27.1%
Goodwill amortization	$261	302%	$65	242%	$19
Percentage of net revenues	1.4%		0.4%		0.2%
Purchased in-process research and development	$77	542%	$12	(90)%	$121
Percentage of net revenues	0.5%		0.1%		1.0%

Research and development (R&D) expenses

R&D expenses, as a percentage of total net revenues, increased to 11.0% for fiscal 2001 from 10.4% and 10.8% for fiscal 2000 and 1999, respectively. The dollar increase in R&D expenses for both fiscal 2001 and 2000 reflected our continued development of a broad line of scalable and reliable systems, including servers, desktop systems, storage technologies and SPARC microprocessors, as well as software products that utilize the Java platform, Solaris Operating Environment software and Jini network technology. For example, in fiscal 2001, Sun ONE was unveiled as our platform and strategy for developing web services now and in the future. Furthermore, R&D expenses have increased due to additional development of products acquired through acquisitions and increased compensation and compensation-related costs related to higher levels of R&D staffing. During fiscal 2001, approximately 1,700 of the increase in global headcount of approximately 7,000 personnel were engineering employees. The increase in R&D spending reflects our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems, software, and microprocessor development, as well as continue to enhance existing products. We anticipate the dollar amount of R&D expenses for the first two quarters of fiscal 2002 will be generally in the range incurred during the second half of ficsal 2001. It is management's long-term objective to invest 10-11% of its net revenues in R&D.

Selling, general and administrative (SG&A) expenses

SG&A expenses, as a percentage of total net revenues, decreased by 1.0 percentage point from fiscal 2000 to fiscal 2001, which is a reflection of the slower SG&A expense growth rate (12% in fiscal 2001) as compared with the revenue growth rate (16% in fiscal 2001). During the first half of fiscal 2001, we invested in our infrastructure based on expectations of continued economic growth; late in the second quarter of fiscal 2001 we experienced a sharp decline in product demand and we responded by reducing variable SG&A costs. The dollar increase in SG&A expenses from fiscal 2000 to 2001 was incurred during the first half of fiscal 2001 and reflects the continued growth in headcount-related costs (principally in the sales organization) and marketing costs related to promotional programs. During the second half of fiscal 2001, our SG&A expenses were lower than the corresponding period of fiscal 2000, which was primarily the result of: (1) lower variable compensation such as commissions and bonuses, net of increased incremental headcount costs for the same period ($147 million reduction); and (2) significant cost cutting measures in the areas of travel, advertising, marketing, facilities and other types of discretionary spending ($144 million reduction). These SG&A expense decreases were partially offset by a non-recurring facility exit expense recognized in the fourth quarter of fiscal 2001 ($75 million addition); see Note 10 in the Notes to Consolidated Financial Statements for further discussion.

In fiscal 2000, SG&A expenses, as a percentage of total net revenues, decreased by 1.2 percentage points as compared with fiscal 1999, which is a reflection of the slower SG&A expense growth rate (27% in fiscal 2000) as compared with the revenue growth rate (33% in fiscal 2000). The dollar increase in SG&A expenses during fiscal 2000 as compared with 1999 was primarily attributable to compensation resulting from higher levels of headcount (principally in the sales organization), annual salary adjustments, increased commissions and bonuses, and increased marketing costs related to promotional programs.

We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We believe these efforts will allow us to continue to gradually decrease our level of SG&A expenses expressed as a percentage of total net revenues. We anticipate the dollar amount of SG&A expenses for the first two quarters of fiscal 2002 will be generally in the range of the SG&A expense levels we incurred during the second half of fiscal 2001.

Goodwill amortization

Goodwill amortization expense, as a percentage of total net revenues, increased to 1.4% for fiscal 2001, from 0.4% and 0.2% for fiscal 2000 and 1999, respectively, as a result of acquisitions made over the past three years. For fiscal 2001, the dollar increase in goodwill amortization expense is primarily attributable to the acquisition of Cobalt Networks in December 2000, which resulted in approximately $1.7 billion of recorded goodwill that is being amortized over a five year period. For fiscal 2000, the dollar increase in goodwill amortization expense is primarily attributable to the acquisitions of Star Division Corporation in August 1999 and Innosoft International, Inc. in March 2000, which resulted in approximately $98.2 million of recorded goodwill that is being amortized over a five year period.

The issuance of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets" in June 2001, will impact the amount of goodwill amortization recognized by Sun in future periods. Effective July 2001, goodwill related to new acquisitions will not be amortized and will instead be reviewed at least annually for impairment. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we may elect to adopt SFAS 142 effective either July 1, 2001 or July 1, 2002. Due to the complexity of this new standard and its recent issuance, the Company is continuing to evaluate whether it will adopt SFAS 142 effective July 1, 2001. This election must be made prior to the issuance of the Company's financial statements for the quarter ending September 30, 2001. Upon adoption of SFAS 142, goodwill related to purchase acquisitions which occurred prior to July 1, 2001 will no longer be amortized. See Note 2 in the Notes to Consolidated Financial Statements for further discussion.

Purchased in-process research and development (IPRD)

Overview

IPRD of $77.4 million, $11.5 million, and $120.7 million in fiscal 2001, 2000, and 1999, respectively, represents the write-off of in-process technologies associated with our acquisitions of LSC, Incorporated (LSC), HighGround Systems, Inc. (HighGround), InfraSearch, Inc. (InfraSearch), Cobalt Networks, Inc. (Cobalt) and grapeVINE Technologies, L.L.C. (grapeVINE) in fiscal 2001; Innosoft International, Inc. (Innosoft), Trustbase Limited, the parent company of JCP Computer Services Limited (collectively, the Trustbase Companies) and Star Division Corporation and Star Division Software Entwicklung und Vertriebs GmbH (collectively, the Star Companies) in fiscal 2000; and MAXSTRAT Corporation (Maxstrat), Beduin Communication Incorporated (Beduin), iPlanet, Inc. (iPlanet) and NetDynamics, Inc. (NetDynamics) in fiscal 1999 (collectively, the Acquired Companies). At the date of each acquisition noted above, the projects associated with the IPRD efforts had not yet reached technological feasibility and the

IPRD had no alternative future uses. Accordingly, these amounts were expensed on the respective acquisition dates of each of the Acquired Companies. Also see Note 3 in the Notes to Consolidated Financial Statements for further discussion.

Valuation of IPRD

General:

We used independent third-party sources to calculate the amounts allocated to IPRD. In calculating IPRD, the independent third party used established valuation techniques accepted in the high technology industry. These calculations gave consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the products' underlying technology. The value of the IPRD reflects the relative value and contribution of the acquired research and development. We gave consideration to the R&D's stage of completion, the complexity of the work completed to date, the difficulty completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to IPRD.

Approach Used for Valuation of IPRD in the Purchase Acquisitions Presented:

The values assigned to developed technologies related to each acquisition were based upon discounted cash flows related to the future products' projected income stream. Elements of the projected income stream included revenues, cost of sales (COS), SG&A expenses, and R&D expenses. The discount rates used in the present value calculations were generally derived from a weighted average cost of capital, adjusted upward to reflect the additional risks inherent in the development life cycle, including the useful life of the technology, profitability levels of the technology, and the uncertainty of technology advances that are known at the date of each acquisition. Since each acquired entity's IPRD is unique, the discount rate, revenue, COS, R&D and SG&A assumptions used varied on a case-by-case basis. We did not expect to achieve a material amount of expense reductions or synergies; therefore, the valuation assumptions did not include significant anticipated cost savings.

Valuation Assumptions:

The following table summarizes the significant assumptions underlying the valuations related to the IPRD from each of the Acquired Companies in fiscal years 2001, 2000, and 1999 (dollars in millions):

					Percentage of Revenue
		Estimated Cost to Complete Technology at Time of Acquisition		Average Revenue Growth Rate
Acquired Company/Business	IPRD		Percentage Complete at Time of Acquisition		Average COS	Average SG&A	Average R&D	Discount Rate Used
Fiscal 2001
LSC	$0.3	$0.5	78%	70%	10%	40%	2%	24%
HighGround	$4.8	$5.0	58%	54%	2%	60%	2%	26%
InfraSearch	$1.0	$0.8	75%	247%	18%	50%	1%	30%
Cobalt	$70.8	$1.5	67%	50%	49%	28%	1%	22%
grapeVINE	$0.5	$0.3	83%	10%	18%	48%	1%	23%
Fiscal 2000
Innosoft	$3.1	$0.3	80%	18%	22%	35%	1%	18%
Trustbase Companies	$4.9	$1.2	67%	39%	15%	33%	2%	30%
Star Companies	$3.5	$7.5	60%	36%	20%	40%	3%	23%
Fiscal 1999
Maxstrat	$28.7	$8.0	70%	12%	50%	20%	2%	25%
Beduin	$3.6	$0.4	65%	36%	15%	25%	2%	40%
iPlanet	$8.4	$6.0	30%	37%	15%	30%	4%	25%
NetDynamics	$80.0	$5.7	60%	43%	17%	31%	1%	20%

Overview of IPRD in fiscal 2001, 2000 and 1999

Included below are further details regarding the nature of the significant amounts of purchased technology acquired during fiscal 2001, 2000 and 1999.

Given the uncertainties of the commercialization process, no assurance can be given that deviations from our estimates will not occur. At the time of the acquisitions, we believed there was a reasonable chance of realizing the economic return expected from the acquired in-process technology. However, as there is risk associated with the realization of benefits related to commercialization of an in-process project due to rapidly changing customer needs, the complexity of the technology, and growing competitive pressures, there can be no assurance that any project will meet commercial success. Failure to successfully commercialize an in-process project would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of our intangible assets acquired may become impaired.

Cobalt

On December 7, 2000, we acquired all of the outstanding capital stock of Cobalt, a Delaware corporation, by means of a merger transaction pursuant to which all of the outstanding capital stock and options of Cobalt were converted into the right to receive shares of and options to purchase our common stock. The total purchase price for Cobalt was approximately $2,061 million.

At the acquisition date, Cobalt was engaged in development activity associated with development of its Cobalt RaQ XTR, Qube ML and CacheRaQ server appliance products as well as related software. These products perform critical internet-related applications including file serving, web hosting and providing software applications over the Internet, such as electronic mail and electronic commerce. These products also provide overflow file storage for network users, and network caching products, which enable more efficient bandwidth usage and improve speed of Internet content delivery. At the acquisition date, Cobalt had made substantial progress in the areas of product definition, architecture design and coding. Remaining efforts necessary to complete these server appliance products related primarily to additional coding, testing and implementation. We released certain general availability versions of these products in late January 2001 through April 2001, at which time we began to realize economic benefits associated with these server appliance products.

Maxstrat

At the acquisition date (January 22, 1999), Maxstrat was conducting development, engineering, and testing activities associated with the completion of a new modular mass data storage system product family (Noble Product Offering). The Noble Product Offering utilizes Fibre Channel, a fiber optic technology designed for mass storage devices requiring very high bandwidth. At the acquisition date, Maxstrat had made substantial progress in the areas of specification, design, and implementation. Remaining efforts necessary to complete the Noble Product Offering related primarily to coding, testing, and addressing additional implementation issues. See "Overall Status of Business Combinations During Fiscal 2001, 2000 and 1999" for an update on the product offerings.

NetDynamics

At the acquisition date (August 28, 1998), NetDynamics was conducting development, engineering, and testing activities associated with the completion of a new enterprise application platform product. NetDynamics™ New Product Offering was to employ a new server-side component model, based on the Enterprise JavaBeans™ (EJB™) architecture, which allowed business logic to reside in the middle tier of the enterprise computing model independent of the client presentation layer and independent of legacy and database systems. At the acquisition date, NetDynamics had made substantial progress in the areas of specification, design, and implementation. Remaining efforts necessary to complete the NetDynamics New Product Offering related primarily to coding, testing, and addressing additional implementation issues. See "Overall Status of Business Combinations During Fiscal 2001, 2000 and 1999" for an update on the product offerings.

Overall Status of Business Combinations During Fiscal 2001, 2000 and 1999

The following table provides information regarding the status of IPRD projects upon acquisition and as of June 30, 2001 (in millions):

Acquired Company/Business	Estimated Cost to Complete at Time of Acquisition	Actual Costs Incurred as of June 30, 2001	Actual Product Release Date
LSC	$0.5	$ 1.1	Q4FY2001
HighGround	$5.0	$ 5.5	Q4FY2001
InfraSearch	$0.8	$ 0.8	N/A(1)
Cobalt	$1.5	$ 2.5	Q3FY2001
grapeVINE	$0.3	$ 1.1	Q4FY2001
Innosoft	$0.3	$ 2.9	Q2FY2001
Trustbase Companies	$1.2	$ 9.3	Q4FY2001
Star Companies	$7.5	$ 7.5	Q2FY2001
Maxstrat	$8.0	$29.0	Q4FY2000
Beduin	$0.4	$ 2.0	Q2FY2000
iPlanet	$6.0	$ 5.0	Q4FY1999
NetDynamics	$5.7	$17.4	Q3FY2000
(1)
The associated OpenSearch technology is being incorporated into Project JXTA, our incubation research effort addressing new styles of distributed computing.

With the exception of the acquisitions discussed separately below, the projections used in performing valuations with respect to each acquisition are still materially valid; however, there can be no assurance that the projected results will be achieved. Failure to successfully develop and commercialize these in-process projects would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of other intangible assets acquired may become impaired. As of June 30, 2001, and for each of the three fiscal years then ended, the impact upon our consolidated results of operations or financial position with respect to the success or lack thereof, related to any acquisition, individually or in the aggregate, is not considered significant, except as discussed below.

In fiscal 2001 and 2000, we determined that the carrying value of certain intangible assets, including goodwill, acquired from NetDynamics became impaired due to changes in circumstances from those present at the time these assets were acquired. At the time of the acquisition, the technology acquired from NetDynamics was expected to be utilized in a collaborative application. The current and future plans for utilization of this technology have diminished materially such that expected future cash flows from the use of NetDynamics' technology were less than the carrying value of the underlying assets. Accordingly, impairment charges of approximately $1 million and $32 million were recognized in fiscal 2001 and 2000, respectively, to reduce such carrying values to the present value of the future expected cash flows.

The technology acquired from Encore Computer Corporation in fiscal 1998 was intended to accelerate our efforts to develop a high-end intelligent storage product. Although all but one of the key products utilizing the acquired technology from Encore commenced shipment in fiscal 2000, certain factors, including delays and changes in packaging and delivery strategy, diminished revenue expectations attributed to the technology acquired from Encore. As a result, future cash flows from the use of Encore's technology was determined to be negligible in fiscal 2000. Accordingly, an impairment charge of approximately $9 million was recognized in fiscal 2000 to write-off the remaining carrying value of technology acquired from Encore in 1998.

In fiscal 1999, we canceled our development efforts with respect to the IPRD technology acquired from Diba (acquired for $29.7 million in fiscal 1998), which related to the completion of a set-top box product. The decision to abandon Diba's in-process technology was based upon a change in the long-term strategy for the underlying product. Accordingly, an impairment charge of approximately $9 million was recognized in fiscal 1999 to write-off the remaining carrying value.

Gain (loss) on strategic investments

(dollars in millions)

	2001	Change	2000	Change	1999

Gain (loss) on strategic investments	$(90)	(143)%	$208	100%	$–
Percentage of net revenues	(0.5)%		1.3%		–%

Our strategic investments portfolio, which is primarily comprised of public and private technology companies, was negatively impacted by the decline in The Nasdaq National Market and the macro economic conditions of the technology sector during fiscal 2001. The loss on strategic investments in fiscal 2001 of $142 million (none in fiscal 2000 and 1999) was related to a decline in market value that was considered other than temporary. This loss was partially offset by realized gains of $52 million ($208 million in fiscal 2000 and none in fiscal 1999) on certain marketable strategic equity securities. See Notes 2 and 6 in the Notes to Consolidated Financial Statements for further discussion.

Our decision to sell marketable strategic equity securities in the future will depend upon numerous factors, including the condition of the stock market and the status of the economy, many of which are not predictable nor within the control of Sun.

Interest income, net

(dollars in millions)

	2001	Change	2000	Change	1999

Interest income, net	$363	114%	$170	100%	$85
Percentage of net revenues	2.0%		1.1%		0.7%

The growth of interest income, net of interest expense, in fiscal 2001 is primarily the result of higher average balances of cash and marketable securities, as well as higher yields resulting from additional long-term securities. In addition, interest income includes approximately $55 million of realized gains on our non-strategic marketable securities (see Note 6 in the Notes to Consolidated Financial Statements for a table summarizing the non-strategic investment holdings). These increases were partially offset by interest expense related to our issuance of $1.5 billion of unsecured senior debt securities in August 1999.

The growth of interest income, net of interest expense, in fiscal 2000 was primarily the result of interest earnings on funds raised from our issuance of $1.5 billion of unsecured senior debt securities and increased levels of cash generated by operating activities.

The average duration of our portfolio of marketable securities increased from 1.16 years in fiscal 2000 to 1.51 years in fiscal 2001. In general, we would expect that the volatility of this portfolio would increase as its duration increases.

Our interest income and expenses are sensitive primarily to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and marketable securities. To mitigate the impact of fluctuations in U.S. interest rates on our issued fixed-rate unsecured senior debt securities, we have entered into interest rate swap transactions so that the interest associated with these debt securities effectively becomes variable.

Income taxes

(dollars in millions)

	2001	Change	2000	Change	1999

Provision for income taxes	$603	(34)%	$917	59%	$575
Percentage of income before taxes and cumulative effect of change in accounting principle	38.1%		33.1%		35.8%

Our effective income tax rate was 38.1%, 33.1% and 35.8% for fiscal 2001, 2000 and 1999, respectively. The changes in our effective tax rate are primarily due to the non-deductibility of certain accounting charges associated with our merger and acquisition activities, such as IPRD and goodwill. Excluding these accounting charges, our effective rate was 32.0%, 32.1% and 32.6% for fiscal 2001, 2000 and 1999, respectively.

We currently expect an effective tax rate of 32% for fiscal 2002. This excludes the impact of accounting charges associated with our merger and acquisition activities. The tax effects of merger and acquisition transactions would be accounted for in the interim quarter in which the transactions occur. Our expected rate is based on current tax law and current estimates of earnings and is subject to change.

LIQUIDITY AND CAPITAL RESOURCES

(dollars in millions)

	2001	Change	2000	Change	1999

Cash, cash equivalents, and non-strategic investments	$6,171	$(265)	$6,436	$3,771	$2,665
Percentage of total assets	33.9%		45.5%		31.4%
Days sales outstanding (DSO)	67		48		59
Inventory turns	12.5		17.5		17.3
Cash provided by operating activities	$2,089	$(1,665)	$3,754	$1,243	$2,511
Cash used in investing activities	$(1,554)	$2,671	$(4,225)	$(2,133)	$(2,092)
Cash (used in) provided by financing activities	$(912)	$(2,131)	$1,219	$1,372	$(153)
Net (decrease) increase in cash and cash equivalents	$(377)	$(1,125)	$748	$482	$266

In fiscal 2001, cash, cash equivalents and non-strategic investments decreased by $265 million from fiscal 2000. Decisions related to how much cash is used for investing and financing purposes are influenced by the expected amount of cash to be provided by operations. For example, cash provided by operating activities during fiscal 2001 was $2,089 million, a decrease of $1,665 million as compared with fiscal 2000. On the other hand, cash used in investing and financing activities declined by $2,040 million from $4,506 million (excluding the issuance of $1.5 billion of unsecured debt securities in fiscal 2000) in fiscal year 2000 to $2,466 million in fiscal 2001. In summary, the cash flows provided by operating activities were offset by the following investing and financing uses: (1) capital spending of $1,292 million for real estate development and equipment additions to support increased product development and sales infrastructure; and (2) the acquisition of treasury stock for $1,321 million.

Cash flows provided by operating activities were generated primarily from net income (as adjusted for depreciation and amortization, and tax benefits from employee stock plans), which was partially offset by increases in accounts receivable (net), inventory, and other assets. Accounts receivable (net) increased to $2,955 million at June, 2001 from $2,690 million at June 30, 2000. The increase in accounts receivable (net) and DSO were primarily due to the timing of payments by customers. Inventory increased to $1,049 million at June 30, 2001 from $557 million at June 30, 2000. The increase in inventory and decline in inventory turns was primarily due to the impact of: (1) current macro economic conditions; (2) product transitions, which required us to carry inventory relating to both new and old versions of our products; and (3) Sun's decision to carry more inventory to better meet customer demand and provide better customer service.

On February 14, 2001, our Board of Directors authorized a new stock repurchase program to acquire our outstanding common stock in the open market. Sun's management has the ability to buy back up to $1.5 billion of its outstanding common stock, which will be contingent upon numerous factors, including our projected cash flow requirements.

We have a $500 million revolving credit facility ("Facility") with a syndicate of commercial banks. The Facility is available subject to compliance with certain covenants. Sun is currently in compliance with the covenants. No amounts were outstanding under the Facility at June 30, 2001.

In August 1999, we issued $1.5 billion in unsecured debt securities in four tranches (the "Senior Notes"). The Senior Notes are due at various times between August 2002 and August 2009 ($200 million due on August 15, 2002 and bearing interest at 7%). In addition, we currently have effective shelf registration statements on file with the Securities and Exchange Commission that permit us to offer an additional $2.5 billion of debt securities and common and preferred stock in one or more separate series, in amounts, at prices, and on terms to be set forth in the prospectus contained in these registration statements and in one or more supplements to the prospectus.

We believe that the liquidity provided by existing cash, cash equivalents, and non-strategic investments, along with our borrowing arrangements (see Note 8 in the Notes to the Consolidated Financial Statements) and cash generated from operations, will provide sufficient capital to meet our requirements for at least the next 12 months. We believe our level of financial resources is a significant competitive factor in our industry and we may choose at any time to raise additional capital through debt or equity financing to strengthen our financial position, facilitate growth, and provide us with additional flexibility to take advantage of business opportunities that may arise.

RISK FACTORS

If we are unable to compete effectively with existing or new competitors, our resulting loss of competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability, and loss of market share.

We compete in the hardware and software products and services markets. These markets are intensely competitive. If we fail to compete successfully in these markets, the demand for our products and services would decrease. Any reduction in demand could lead to a decrease in the prices of our products and services, fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability, or loss of market share. These competitive pressures could adversely affect our business and operating results.

Our competitors are some of the largest, most successful companies in the world. They include International Business Machines Corporation (IBM), Hewlett-Packard Company (HP), Compaq Computer Corporation (Compaq), and EMC Corporation (EMC). Our future competitive performance depends on a number of factors, including our ability to: continually develop and introduce new products and services with better prices and performance than those offered by our competitors; offer a wide range of products and solutions from small single-processor systems to large complex enterprise-level systems; offer solutions to customers that operate effectively within a computing environment that includes hardware and software from multiple vendors; offer products that are reliable and that ensure the security of data and information; create products for which third party software vendors will develop a wide range of applications; and offer high quality products and services.

We also compete with systems manufacturers and resellers of systems based on microprocessors from Intel Corporation (Intel) and the Windows family of operating systems software from Microsoft Corporation (Microsoft). These competitors include Dell Computer Corporation (Dell), HP, and Compaq, in addition to Intel and Microsoft. This competition creates increased pressure, including pricing pressure, on our workstation and lower-end server product lines. We expect this competitive pressure to continue during fiscal year 2002, with the anticipated releases of new software products from Microsoft and new microprocessors from Intel.

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

Over the last several years, we have invested significantly in our storage products business with a view to increasing the sales of these products both on a stand-alone basis to customers using the systems of our competitors, and as part of the systems that we sell. The intelligent storage products business is intensely competitive. EMC is currently the leader in this market. We recently entered into an agreement with Hitachi Data Systems (HDS) under which we and Hitachi will collaborate to provide hardware, software and support solutions. To the extent we are unable to penetrate this market and compete effectively, our business and operating results could be adversely affected.

The products we make are very complex. If we are unable to rapidly and successfully develop and introduce new products and manage our inventory, we will not be able to satisfy customer demand.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that our customers choose to buy. If we are unable to develop new products, our business and operating results could be adversely affected. We must quickly develop, introduce, and deliver in quantity new, complex systems, software, and hardware products and components. These include products which incorporate our new UltraSPARC III architecture and the Solaris Operating Environment which we plan to continue to deploy during fiscal 2002, and other products. The development process for these complicated products is very uncertain. It requires high levels of innovation from both our product designers and the suppliers of the components used in our products. The development process is also lengthy and costly. If we fail to accurately anticipate our customers' needs and technological trends, or are otherwise unable to complete the development of a product on a timely basis, we will be unable to introduce new products into the market on a timely basis, if at all, and our business and operating results would be adversely affected.

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

The manufacture and introduction of our new hardware and software products is also a complicated process. Once we have developed a new product we face several challenges in the manufacturing process. We must be able to manufacture new products in high enough volumes so that we can have an adequate supply of new products to meet customer demand. We must be able to manufacture the new products at acceptable costs. This requires us to be able to accurately forecast customer demand so that we can procure the appropriate components at optimal costs. Forecasting demand requires us to predict order volumes, the correct mixes of our software and hardware products, and the correct configurations of these products. We must manage new product introductions, like the continued deployments of systems which incorporate our new UltraSPARC III architecture during fiscal 2002, to minimize the impact of customer-

delayed purchases of existing products in anticipation of new product releases. We must also try to reduce the levels of older product and component inventories to minimize inventory write-offs. If we have excess inventory, it may be necessary to reduce our prices and write down inventory, which could result in lower gross margins. Additionally, we may decide to adjust prices of our existing products during this process to try to increase customer demand for these products. If we are introducing new products at the same time or shortly after the price adjustment, this will complicate our ability to anticipate customer demand for our new products. We continuously evaluate the competitiveness of our product and service offerings. These evaluations could also result in repricing actions in the near term. Our future operating results would be adversely affected if such repricing actions were to occur and we were unable to mitigate the resulting margin pressure by maintaining a favorable mix of systems, software, service and other products, or if we were unsuccessful in achieving component cost reductions, operating efficiencies and increasing volumes.

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

We depend on many suppliers for the necessary parts and components to manufacture our products. There are a number of vendors producing the parts and components that we need. However, there are some components that can only be purchased from a single vendor due to price, quality, or technology reasons. For example, we depend on Texas Instruments for our SPARC microprocessors and on Sony for various monitors. If we were unable to purchase the necessary parts and components from a particular vendor and we had to find a new supplier for such parts and components, our new and existing product shipments could be delayed, adversely affecting our business and operating results.

Our future operating results depend on our ability to purchase a sufficient amount of components to meet the demands of our customers.

We depend heavily on our suppliers to timely design, manufacture, and deliver the necessary components for our products. While many of the components we purchase are standard, we do purchase some components, specifically color monitors and custom memory integrated circuits such as static random access memories (SRAMS) and video random access memories (VRAMS), that require long lead times to manufacture and deliver. Long lead times make it difficult for us to plan component inventory levels in order to meet the customer demand for our products. In addition, in the past, we have experienced shortages in certain of our components (specifically dynamic random access memories (DRAMS) and (SRAMS)). If a component delivery from a supplier is delayed, if we experience a shortage in one or more components, or if we are unable to provide for adequate levels of component inventory, our new and existing product shipments could be delayed and our business and operating results could be adversely affected.

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

Future operating results will continue to be subject to quarterly fluctuations based on a wide variety of factors, including:

Seasonality.  Our sequential quarterly operating results usually fluctuate downward in the first quarter of each fiscal year when compared with the immediately preceding fourth quarter.

Acquisitions/Alliances.  If, in the future, we acquire technologies, products, or businesses, or we form alliances with companies requiring technology investments or revenue commitments we will face a number of risks to our business. The risks we may encounter include those associated with integrating or co-managing operations, personnel, and technologies acquired or licensed, and the potential for unknown liabilities of the acquired or combined business. Also, until we adopt the new Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets", we will continue to include amortization expense of acquired intangible assets in our financial statements. Once we adopt SFAS 142, our goodwill and other intangible assets that have an indefinite useful life will no longer be amortized but instead reviewed at least annually for impairment. Our business and operating results on a quarterly basis could be adversely affected if our acquisition or alliance activities are not successful.

Additionally, if general macro economic conditions continue to deteriorate, affecting our business and operating results over the long-term, we could be required to record impairment charges related to goodwill and other intangible assets, which could adversely affect our financial results.

Significant Customers and Industries.  Sales to a single customer (General Electric Company (GE)) accounted for approximately 13%, 19% and 15% of our fiscal 2001, 2000 and 1999 net revenues, respectively. The major customer revenues in fiscal 2001, 2000 and 1999 were primarily generated by two GE subsidiaries: (1) MRA Systems, Inc., a reseller (10%, 16% and 14% of net revenues in 2001, 2000 and 1999, respectively), acquired by GE in fiscal 1999; and (2) GE Capital, a finance/leasing company (2%, 3% and 1% of net revenues in fiscal 2001, 2000 and 1999, respectively). Revenue is generated with the finance/leasing company whenever our customer elects to lease equipment; in such cases, we sell the equipment to the leasing company. Our business could be adversely affected if GE or any other significant customer terminated its business relationship with us or significantly reduced the amount of business it did with us.

We depend on the telecommunications, financial services and manufacturing industries for a significant portion of our revenues. Significant reduction in technology capital spending in these industries caused by worsening economic conditions, such as we experienced over the last two quarters of fiscal 2001, may continue to result in decreased revenues and earnings. Our revenues are dependent on the level of technology capital spending in the United States and international economies. A number of telecommunications companies have recently filed for bankruptcy protection, and others have announced significant reductions and deferrals in capital spending. If capital spending continues to decline in these industries over an extended period of time, our business will continue to be adversely affected.

Our acquisition and alliance activities could disrupt our ongoing business.

We intend to continue to make investments in companies, products, and technologies, either through acquisitions or investment alliances. For example, we have purchased several companies in the past and have also formed alliances, such as our recently announced alliance with Hitachi Data Systems for the collaboration on, and delivery of, a broad range of storage products and services. Acquisitions and alliance activities often involve risks, including: difficulty in assimilating the acquired operations and employees; difficulty in managing product codevelopment activities with our alliance partners; retaining the key employees of the acquired operation; disruption of our ongoing business; inability to successfully integrate the acquired technology and operations into our business and maintain uniform standards, controls, policies, and procedures; and lacking the experience to enter into new product or technology markets.

Failure to manage these alliance activities effectively and to integrate entities or assets that we acquire could affect our operating results or financial condition.

We depend on key employees and face competition in hiring and retaining qualified employees.

Our employees are vital to our success, and our key management, engineering, and other employees are difficult to replace. We generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. The expansion of high technology companies in Silicon Valley and Colorado, as well as many other cities, has increased demand and competition for highly qualified technical personnel. We may not be able to attract, assimilate, or retain highly qualified technical employees in the future. These factors could adversely affect our business.

Business interruptions could adversely affect our business.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults. In addition, many of our facilities are located on filled land and, therefore, may be more susceptible to damage if an earthquake occurs. We do not carry earthquake insurance for direct earthquake-related losses. Our facilities in the State of California, including our corporate headquarters and other critical business operations, may be subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts occur, they could disrupt the operations of our affected facilities. In addition, we do not carry business interruption insurance or carry financial reserves against business interruptions arising from earthquakes, electrical blackouts, or other causes. If a business interruption occurs, our business could be seriously harmed.

Our marketable strategic equity securities are subject to equity price risk and their value may fluctuate.

From time to time, we make equity investments for the promotion of business and strategic objectives in publicly traded and non-publicly traded companies. The market price and valuation of the securities that we hold in these companies may fluctuate due to market conditions and other circumstances over which we have little or no control. Many of the companies in which we have invested have experienced significant volatility in their stock prices. We typically do not attempt to reduce or eliminate this equity price risk, through hedging or similar techniques, and market price and valuation fluctuations could impact our financial results. To the extent that the fair value of these securities was less than our cost over an extended period of time, our net income would be reduced. See Item 7A–"Quantitative and Qualitative Disclosures about Market Risk" for further discussion.

Our stock price can be volatile.

Our stock price, like that of other technology companies, can be volatile. For example, our stock price can be affected by many factors such as quarterly increases or decreases in our earnings; speculation in the investment community about our financial condition or results of operations and changes in revenue or earnings estimates, announcement of new products, technological developments, alliances, acquisitions or divestitures by us or one of our competitors. In addition, general macro economic and market conditions unrelated to our performance may also affect our stock price.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at June 30, 2001. Actual results may differ materially.

Interest Rate Sensitivity

Our investment portfolio consists primarily of fixed income instruments with an average duration of 1.51 years as of June 30, 2001 (1.16 years as of June 30, 2000). The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, a hypothetical 150 BPS increase in interest rates would result in an approximate $59 million decrease in the fair value of our investments in debt securities as of June 30, 2001 ($88 million decrease as of June 30, 2000).

We also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest payable on the Senior Notes effectively becomes variable and thus matches the variable interest rate received from our cash and marketable securities. Accordingly, interest rate fluctuations impact the fair value of our Senior Notes outstanding, which will be offset by corresponding changes in the fair value of the swap agreements. However, by entering into these swap agreements, we have a cash flow exposure related to the risk interest rates may increase. For example, a hypothetical 150 BPS increase in interest rates would result in an approximate $23 million decrease in cash.

Foreign Currency Exchange Risk

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of manufacturing and sales activities outside of the U.S., we enter into transactions in other currencies, primarily the Japanese yen, the British pound and the Euro. We enter into foreign exchange forward and option contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. Based on our foreign currency exchange instruments outstanding at June 30, 2001, we estimate a maximum potential one-day loss in fair value of approximately $10 million ($27 million as of June 30, 2000), using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables, and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. Foreign currency fluctuations did not have a material impact on our results of operations and financial position during fiscal years 2001, 2000 and 1999.

Euro Conversion

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the Euro. The transition period for the introduction of the Euro ends June 30, 2002. Issues facing us as a result of the introduction of the Euro include converting information technology systems, reassessing currency risk, negotiating and amending licensing agreements and contracts, and processing tax and accounting records. We continue to address these issues and do not currently expect the Euro to have a material effect on our financial conditions or results of operations.

Equity Security Price Risk

We are exposed to price fluctuations on the marketable portion of equity securities included in our portfolio of strategic investments. These investments are generally in companies in the high-technology industry sector, many of which are small capitalization stocks. We typically do not attempt to reduce or eliminate the market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $12 million decrease in the fair value of our available-for-sale strategic equity investments as of June 30, 2001 ($60 million as of June 30, 2000). At June 30, 2001, three equity securities represented approximately $35 million of the total fair value of the marketable strategic equity securities of $62 million (at June 30, 2000, one equity security represented approximately $114 million of the total fair value of the marketable strategic equity securities of $298 million). Refer to Notes 2 and 6 in the Notes to Consolidated Financial Statements for additional discussion on Sun's marketable strategic equity securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements of Sun Microsystems, Inc.:
Consolidated Statements of Income for each of the three fiscal years ended June 30, 2001	40
Consolidated Balance Sheets at June 30, 2001 and June 30, 2000	41
Consolidated Statements of Cash Flows for each of the three fiscal years ended June 30, 2001	42
Consolidated Statements of Stockholders' Equity for each of the three fiscal years ended June 30, 2001	43
Notes to Consolidated Financial Statements	44
Report of Ernst & Young LLP, Independent Auditors	70
Financial Statement Schedules:
The following consolidated financial statement schedule of Sun Microsystems, Inc. is filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Sun Microsystems, Inc.:
Schedule II Valuation and Qualifying Accounts	73

Schedules not listed above have been omitted since they are not applicable or are not required, or the information required to be set therein is included in the Consolidated Financial Statements or Notes thereto.

SUN MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Years Ended June 30,
	2001	2000	1999
Net revenues:
Products	$15,015	$13,421	$10,171
Services	3,235	2,300	1,635

Total net revenues	18,250	15,721	11,806
Cost of sales:
Cost of sales–products	7,961	6,096	4,696
Cost of sales–services	2,080	1,453	974

Total cost of sales	10,041	7,549	5,670

Gross margin	8,209	8,172	6,136
Operating expenses:
Research and development	2,016	1,630	1,280
Selling, general and administrative	4,544	4,072	3,196
Goodwill amortization	261	65	19
Purchased in-process research and development	77	12	121

Total operating expenses	6,898	5,779	4,616

Operating income	1,311	2,393	1,520
Gain (loss) on strategic investments	(90)	208	–
Interest income, net	363	170	85

Income before income taxes and cumulative effect of change in accounting principle	1,584	2,771	1,605
Provision for income taxes	603	917	575

Income before cumulative effect of change in accounting principle	981	1,854	1,030
Cumulative effect of change in accounting principle, net	(54)	–	–

Net income	$927	$1,854	$1,030

Net income per common share–basic:
Income before cumulative effect of change in accounting principle	$0.30	$0.59	$0.33
Cumulative effect of change in accounting principle	(0.02)	–	–

Net income per common share–basic	$0.28	$0.59	$0.33

Net income per common share–diluted:
Income before cumulative effect of change in accounting principle	$0.29	$0.55	$0.31
Cumulative effect of change in accounting principle	(0.02)	–	–

Net income per common share–diluted	$0.27	$0.55	$0.31

Shares used in the calculation of net income per common share–basic	3,234	3,151	3,087

Shares used in the calculation of net income per common share–diluted	3,417	3,379	3,282

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	June 30,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$1,472	$1,849
Short-term investments	387	626
Accounts receivable, net of allowances of $410 in 2001 and $534 in 2000	2,955	2,690
Inventories	1,049	557
Deferred tax assets	1,102	673
Prepaids and other current assets	969	482

Total current assets	7,934	6,877
Property, plant and equipment, net	2,697	2,095
Long-term investments	4,677	4,496
Goodwill, net of accumulated amortization of $349 in 2001 and $88 in 2000	2,041	163
Other assets, net	832	521

	$18,181	$14,152

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$3	$7
Accounts payable	1,050	924
Accrued payroll-related liabilities	488	751
Accrued liabilities and other	1,374	1,155
Deferred revenues and customer deposits	1,827	1,289
Warranty reserve	314	211
Income taxes payable	90	209

Total current liabilities	5,146	4,546
Deferred income taxes	744	577
Long-term debt and other obligations	1,705	1,720
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10 shares authorized (1 share which has been designated as Series A Preferred participating stock); no shares issued and outstanding	–	–
Common stock and additional paid-in-capital, $0.00067 par value, 7,200 shares authorized; issued: 3,536 shares in 2001 and 3,495 shares in 2000	6,238	2,728
Treasury stock, at cost: 288 shares in 2001 and 301 shares in 2000	(2,435)	(1,438)
Deferred equity compensation	(73)	(15)
Retained earnings	6,885	5,959
Accumulated other comprehensive income (loss)	(29)	75

Total stockholders' equity	10,586	7,309

	$18,181	$14,152

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended June 30,
	2001	2000	1999
Cash flows from operating activities:
Net income	$927	$1,854	$1,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	847	615	555
Amortization of goodwill and other acquisition-related intangibles	382	168	80
Tax benefits from employee stock plans	816	708	222
Loss (gain) on strategic investments	90	(208)	–
Other	131	11	121
Changes in operating assets and liabilities:
Accounts receivable, net	(253)	(378)	(436)
Inventories	(446)	(249)	39
Prepaids and other assets	(438)	(385)	(539)
Accounts payable	123	166	257
Other liabilities	(90)	1,452	1,182

Net cash provided by operating activities	2,089	3,754	2,511

Cash flows from investing activities:
Purchases of investments	(14,250)	(9,808)	(2,445)
Proceeds from sales and maturities of investments	14,183	6,723	1,332
Acquisition of property, plant and equipment	(1,292)	(982)	(740)
Acquisition of spare parts and other assets	(177)	(69)	(109)
Payments for acquisitions, net of cash acquired	(18)	(89)	(130)

Net cash used in investing activities	(1,554)	(4,225)	(2,092)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	–	1,500	–
Increase (decrease) in borrowings and other obligations	(13)	1	(54)
Proceeds from issuance of common stock, net	422	349	259
Acquisition of treasury stock	(1,321)	(631)	(358)

Net cash (used in) provided by financing activities	(912)	1,219	(153)

Net (decrease) increase in cash and cash equivalents	(377)	748	266
Cash and equivalents, beginning of year	1,849	1,101	835

Cash and equivalents, end of year	$1,472	$1,849	$1,101

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$114	$53	$1
Income taxes	$434	$276	$139
Supplemental schedule of non-cash investing activities:
In conjunction with the Company's acquisitions, liabilities were assumed as follows:
Fair value of net assets acquired	$2,535	$139	$289
Cash paid for assets	(37)	(90)	(136)
Stock issued and vested options assumed	(2,497)	(35)	(145)

Liabilities assumed	$1	$14	$8

Facility exit costs	$75	$–	$–

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in millions)

	Common Stock and Additional Paid-in-Capital
			Treasury Stock				Accumulated Other Comprehensive Income (Loss)
					Deferred Equity Compensation	Retained Earnings		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances as of June 30, 1998	3,465	$1,417	(432)	$(1,003)	$–	$3,134	$20	$3,568
Net income	–	–	–	–	–	1,030	–	1,030
Change in unrealized gain (loss) on investments, net of related taxes	–	–	–	–	–	–	(19)	(19)
Translation adjustments	–	–	–	–	–	–	(11)	(11)

Total comprehensive income	–	–	–	–	–	–	–	1,000
Issuance of stock, net of repurchases	–	–	110	315	–	(56)	–	259
Treasury stock purchased	–	–	(37)	(358)	–	–	–	(358)
Tax benefit from employee stock transactions and other	–	253	–	–	–	–	–	253
Purchase acquisitions	28	145	–	–	–	–	–	145
Issuance of common stock dividends	–	1	–	–	–	(1)	–	–

Balances as of June 30, 1999	3,493	1,816	(359)	(1,046)	–	4,107	(10)	4,867
Net income	–	–	–	–	–	1,854	–	1,854
Change in unrealized gain (loss) on investments, net of related taxes	–	–	–	–	–	–	126	126
Translation adjustments	–	–	–	–	–	–	(40)	(40)

Total comprehensive income	–	–	–	–	–	–	–	1,940
Issuance of stock, net of repurchases	–	110	81	239	–	–	–	349
Treasury stock purchased	–	–	(23)	(631)	–	–	–	(631)
Tax benefit from employee stock transactions and other	–	742	–	–	–	–	–	742
Purchase acquisitions	1	58	–	–	(23)	–	–	35
Amortization of deferred equity compensation	–	–	–	–	8	–	–	8
Issuance of common stock dividends	–	1	–	–	–	(1)	–	–
Adjustment to conform fiscal year end of pooled acquisition	1	1	–	–	–	(1)	(1)	(1)

Balances as of June 30, 2000	3,495	2,728	(301)	(1,438)	(15)	5,959	75	7,309
Net income	–	–	–	–	–	927	–	927
Change in unrealized gain (loss) on investments, net of related taxes	–	–	–	–	–	–	(72)	(72)
Change in unrealized gain (loss) on derivative instruments	–	–	–	–	–	–	15	15
Translation adjustments	–	–	–	–	–	–	(47)	(47)

Total comprehensive income	–	–	–	–	–	–	–	823
Issuance of stock, net of repurchases	–	98	72	324	–	–	–	422
Treasury stock purchased	–	–	(59)	(1,321)	–	–	–	(1,321)
Tax benefit from employee stock transactions and other	–	839	–	–	(4)	–	–	835
Purchase acquisitions	41	2,572	–	–	(75)	–	–	2,497
Amortization of deferred equity compensation	–	–	–	–	21	–	–	21
Issuance of common stock dividends	–	1		–	–	(1)	–	–

Balances as of June 30, 2001	3,536	$6,238	(288)	$(2,435)	$(73)	$6,885	$(29)	$10,586

See accompanying notes.

SUN MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Sun Microsystems, Inc. ("Sun" or the "Company") is a leading worldwide provider of products, services and support solutions for building and maintaining network computing environments. Sun sells scalable computer and storage systems, high-speed microprocessors, and a complete line of high-performance software for operating networks, computing equipment and storage products. Sun also provides a full range of services including support, professional services and education. The Company markets its products primarily to business, governmental and educational customers and operates in various product categories across geographically diverse markets.

2. Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements include the accounts of Sun and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. Certain amounts from prior years have been reclassified to conform to the current year presentation.

In December 2000, December 1999 and April 1999, the Company effected two-for-one splits of its common stock paid in the form of stock dividends. All share and per share data herein has been adjusted to reflect the splits for all periods presented.

As discussed in Note 3, on October 19, 1999, Sun completed its merger with Forte Software, Inc. (Forte). This merger was accounted for as a pooling of interests and, accordingly, the historical consolidated financial statements of the Company have been restated to include the financial position, results of operations, and cash flows of Forte for all periods presented.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash equivalents

Cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the date of acquisition.

Investments

Investments (Note 6) are comprised of marketable securities, marketable strategic equity securities and other strategic equity holdings. Marketable securities consist primarily of corporate bonds, floating-rate notes, and asset-backed and mortgage-backed securities with original maturities beyond three months. All marketable securities are held in the Company's name and custodied primarily with one major financial institution. The Company's policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates. Short-term investments are marketable securities with maturities of less than one year from the balance sheet date. At June 30, 2001 and 2000, all of the Company's marketable securities are classified as available-for-sale and are carried at fair market value. In addition, earnings related to marketable securities, including any gains or losses resulting from the sale of these securities, are classified under interest income, net.

Marketable strategic equity securities represent equity holdings in public companies and are classified as available-for-sale when there are no restrictions on Sun's ability to immediately liquidate such securities.

Other strategic equity holdings represent equity holdings in nonpublic companies and investments in venture capital funds. Investments in nonpublic companies are carried at the lower of cost or net realizable value due to their illiquid nature. Investments in venture capital funds are generally accounted for using the equity method of accounting. Marketable strategic equity securities and other strategic equity holdings are collectively known as strategic investments.

Unrealized gains and losses are included as a separate component of stockholders' equity, net of any related tax effect. "Gain (loss) on strategic investments" is comprised of gains and losses realized on the disposal of strategic investments and impairment charges recognized on strategic investments (the specific identification method is used to determine the cost of investments). Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities", requires companies to determine whether a decline in fair value below the amortized cost basis is other than temporary. If a decline in fair value is determined to be other than temporary, SFAS 115 requires the carrying value of the debt or equity security to be written down to its fair value.

The Company maintains certain trading assets to generate returns that offset changes in certain liabilities related to deferred compensation arrangements. The trading assets consist of marketable equity securities and are stated at fair value. Both realized and unrealized gains and losses, which have not been material, are included in income and expense and generally offset the change in the deferred compensation liability.

Inventories

Inventories (Note 5) are stated at the lower of cost (first in, first out) or market (net realizable value). Given the volatility of the market for the Company's products, the Company records inventory write downs for potentially excess and obsolete inventory based on backlog and forecasted demand.

Property, plant and equipment, net

Property, plant and equipment (Note 5) are stated at cost. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets. Useful lives for machinery and equipment, furniture and fixtures, and buildings and related building improvements are one to five years, five years, and seven to twenty-five years, respectively. Leasehold improvement useful lives are the shorter of five years or the applicable lease term.

Other assets, net

Other assets, net (Note 5) consist primarily of acquired non-goodwill intangible assets, prepaid expenses and spare parts. Non-goodwill intangible assets and spare parts are amortized using the straight-line method over their useful lives ranging from six months to five years. Amortization expense for fiscal 2001, 2000, and 1999 was $250 million, $218 million, and $128 million, respectively.

Long-lived assets

The Company reviews its long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should the review indicate that long-lived assets, including goodwill, are not recoverable (i.e., the carrying amount is less than the future projected undiscounted cash flows), their carrying amount would be reduced to fair value. During the year ended June 30, 2001, the Company recognized acquired intangible asset impairments totaling approximately $1 million ($49 million in 2000 and $9 million in 1999). The $1 million impairment expense for fiscal 2001 was charged to cost of sales ($9 million in 2000) and none was charged to selling, general and administrative expense ($40 million in fiscal 2000). The impairment expense for all periods presented is primarily included in the iPlanet and Network Storage segments.

Capitalized software

Costs related to internally developed software and software purchased for internal use, which are required to be capitalized pursuant to Statement of Position (SOP) No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," are included in property, plant and equipment under machinery and equipment.

Derivative financial instruments

On July 1, 2000, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, and requires that all derivatives be recorded on the balance sheet at fair value. Additionally, the accounting for changes in fair value depends on whether the derivative instrument is designated and qualifies as part of a hedging relationship and, if so, the nature of the hedging activity. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of a particular hedge, must be recognized currently in earnings. Upon adoption of SFAS 133, the cumulative transition adjustment was not significant.

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure of variability in expected future cash flows that is attributable to a particular risk), changes in the fair value of the effective portion of the derivative instrument are recognized in Other Comprehensive Income (OCI). These amounts are reclassified from OCI and recognized in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. The Company did not recognize any gains or losses resulting from changes in forecast probability during fiscal 2001.

Changes in the ineffective portion of a derivative instrument are recognized in earnings (classified in selling, general and administrative expense) in the current period as required by SFAS 133. Effectiveness for forward contracts is measured by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction. Effectiveness for option contracts is measured by calculating the change in the intrinsic value of the derivative instrument (i.e., the difference between the option's exercise price and its fair value), compared with the change in the fair value of the underlying anticipated transaction. All time value and volatility changes were deemed ineffective and were immediately recognized in earnings in fiscal 2001. Ineffectiveness in 2001 was not significant.

The Company does not use derivative financial instruments for speculative trading purposes, nor does it hold or issue leveraged derivative financial instruments. Refer to Note 7 for further discussion regarding foreign exchange exposure management programs and types of derivative instruments used by the Company, including specific methods used to account for them.

Concentration of credit risk

The majority of cash and cash equivalents are maintained with three major financial institutions in the United States. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of marketable securities, foreign exchange contracts, interest rate instruments and trade receivables. The counterparties to the agreements relating to the Company's investment securities, foreign exchange contracts, and interest rate instruments consist of various major corporations and financial institutions of high credit standing. The Company does not believe there is significant risk of non-performance by these counterparties because the Company limits the amount of credit exposure to any one financial institution and any one type of investment. The credit risk on receivables due from counterparties related to foreign exchange and currency option contracts was insignificant at June 30, 2001 and 2000. The Company's trade receivables are derived primarily from sales of hardware and software products and services to end-user customers in diversified industries, as well as various resellers. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral. The Company expensed amounts related to doubtful accounts of $25 million, $55 million and $18 million for fiscal years 2001, 2000 and 1999, respectively.

Revenue recognition

Product Revenue

Product revenue is recognized when there is persuasive evidence of an arrangement, the product has been delivered, the sales price is fixed or determinable, and collectibility is reasonably assured. The product is considered delivered to the customer once it has been shipped, and title and risk of loss have transferred. The Company defers revenue if there is uncertainty about customer acceptance. The Company reduces product revenue for estimated customer returns, price protection, and other offerings which may occur under programs the Company has with its customers and partners.

In addition, Sun sells products to leasing companies who lease these products to end-users. In transactions where the leasing companies have no recourse or less than significant recourse to the Company in the event of default by the end-user, the Company recognizes revenue on the transaction when the aforementioned criteria are met. In arrangements where the leasing companies have significant recourse (i.e., 10% or more of the total sales price) to the Company in the event of default by the end-user (defined as "recourse leasing"), the Company recognizes the product revenue (and the related cost of the product) as the payments are made to the leasing company by the end-user (generally ratably over the lease term). At June 30, 2001, the Company had $168 million in recourse leasing deferred revenue ($192 million at June 30, 2000), of which $55 million is long-term ($89 million at June 30, 2000), and $59 million of related unamortized cost ($65 million at June 30, 2000).

Service Revenue

Service revenue is recognized if persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is reasonably assured. Specifically, maintenance contract revenue is recognized ratably over the contractual period; educational services revenue is recognized as the services are rendered; time and material service contract revenue is recognized as the services are rendered; and fixed price service contract revenue is recognized using the percentage-of-completion method of accounting unless the Company is unable to make reasonable estimates under that method, in which case revenue is recognized on a completed contract basis. Losses on fixed price contracts are recognized in the period in which the loss becomes known.

Revenue Arrangements with Multiple Deliverables

In certain circumstances, the Company enters into revenue arrangements whereby it is obligated to deliver to its customer multiple products and/or services (multiple deliverables). In these transactions, the Company allocates the total revenue to be earned under the arrangement among the various elements based on their relative fair value; however, in the case of software transactions, the allocation is based on vendor specific objective evidence of fair value. The Company recognizes revenue related to the delivered products or services only if: (i) the above Product Revenue or Service Revenue criteria are met; (ii) any undelivered products or services are not essential to the functionality of the delivered products or services; (iii) payment for the delivered products or services is not contingent upon delivery of the remaining products or services; (iv) Sun has an enforceable claim to receive the amount due in the event it does not deliver the undelivered products or services; and (v) as discussed above, there is evidence of the fair value for each of the undelivered products or services.

Change in Accounting

The Company changed its revenue recognition policy effective July 1, 2000, based on guidance provided in Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended (SAB 101). The Company's adoption of SAB 101 resulted in a change in accounting for certain product shipments where installation services were other than perfunctory. The cumulative effect of the change on prior year's retained earnings resulted in a charge to fiscal 2001 income of $54 million (net of income taxes of $33 million). For the fiscal year ended June 30, 2001, the Company recognized $132 million of revenue which was included in the cumulative effect adjustment. The effect of that revenue on fiscal 2001 was to increase income by $54 million (net of income taxes of $33 million) during that period. Had SAB 101 been effective for all prior fiscal years presented and the first three quarters of fiscal 2001, the pro forma results and earnings per share would not have been materially different from the previously reported results.

Research and development expenditures

Costs related to the research, design, and development of products are charged to research and development expenses as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. Generally, the Company's products are released soon after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility have not been significant and all software development costs have been expensed as incurred.

Shipping costs

The Company's shipping and handling costs are included under cost of sales for all periods presented.

Advertising costs

Advertising costs are charged to expense when incurred. Advertising expense was $305 million, $288 million, and $217 million for fiscal years 2001, 2000, and 1999, respectively.

Self-insurance

The Company is self-insured up to specific levels for certain liabilities. Accruals are provided each year based on historical claim experience and include estimated amounts for incurred but not reported claims.

Income taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Computation of net income per common share

Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist primarily of stock options. The following table sets forth the computation of basic and diluted earnings per share for each of the past three fiscal years (in millions, except per share amounts):

	Fiscal Year
	2001	2000	1999
Income before cumulative effect of change in accounting principle	$981	$1,854	$1,030
Cumulative effect of change in accounting principle, net	(54)	–	–

Net income	$927	$1,854	$1,030

Weighted average shares outstanding:
Basic	3,234	3,151	3,087
Effect of dilutive securities (primarily stock options)	183	228	195

Diluted	3,417	3,379	3,282

Net income per common share–basic:
Income before cumulative effect of change in accounting principle	$0.30	$0.59	$0.33
Cumulative effect of change in accounting principle	(0.02)	–	–

Net income per common share–basic	$0.28	$0.59	$0.33

Net income per common share–diluted:
Income before cumulative effect of change in accounting principle	$0.29	$0.55	$0.31
Cumulative effect of change in accounting principle	(0.02)	–	–

Net income per common share–diluted	$0.27	$0.55	$0.31

Foreign currency translation

The Company translates the assets and liabilities of international non-U.S. functional currency subsidiaries into dollars at the current rates of exchange in effect during each period. Revenues and expenses are translated using rates that approximate those in effect during the period. Translation adjustments are included in stockholders' equity in the consolidated balance sheet caption "Accumulated other comprehensive income (loss)." Currency transaction gains or losses, derived from monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and have not been significant to the Company's operating results in any period. The effect of foreign currency rate changes on cash and cash equivalents is not material.

Stock-based compensation

As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" (Note 12).

Recent pronouncements

On June 29, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations", and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets."

SFAS 141 supersedes APB Opinion No. 16, "Business Combinations", and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring all business combinations be accounted for using the purchase method. In addition, in applying the purchase method, SFAS 141 changes the criteria for recognizing intangible assets apart from goodwill and states the following criteria should be considered in determining the recognition of the intangible assets: (1) the intangible asset arises from contractual or other legal rights, or (2) the intangible asset is separable or dividable from the acquired entity and capable of being sold, transferred, licensed, rented, or exchanged. The requirements of SFAS 141 are effective for all business combinations completed after June 30, 2001.

SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets", and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. Application of SFAS 142 is required immediately for business combinations completed after June 30, 2001; however, for transactions completed prior to July 1, 2001, the Company may elect to adopt SFAS 142 effective either July 1, 2001 or July 1, 2002. This election must be made prior to the issuance of its financial statements for the quarter ending September 30, 2001. Due to the complexity of this new standard and its recent issuance, the Company is continuing to evaluate whether it will adopt SFAS 142 effective July 1, 2001.

3. Acquisitions

Pooling of Interests

On October 19, 1999, the Company completed its merger with Forte Software, Inc., a software company that designs, develops, markets, and supports a set of products for developing, deploying, and managing production applications in distributed environments, including client/server and the Internet. Under the terms of the merger agreement, the Company issued 25.4 million shares of Sun common stock (with a fair market value of $23.52 per share on such date) in exchange for all of Forte's common stock. In addition, Sun issued 5.4 million stock options in exchange for Forte's previously outstanding stock options. The transaction was accounted for as a pooling of interests and, accordingly, the historical consolidated financial statements of the Company have been restated to include the financial position, results of operations, and cash flows of Forte for all periods presented.

Prior to the merger, Forte's fiscal year ended March 31. Restated consolidated financial statements of the Company combine the June 30, 1999 results of the Company with the March 31, 1999 results of Forte. No adjustments were necessary to conform accounting policies of the entities. However, Forte's historical results have been adjusted to reflect a decrease in income taxes due to the elimination of a previously provided valuation allowance on its deferred tax assets. There were no intercompany transactions requiring elimination in any period presented. In order for both companies to report financial results on the same fiscal year for 2000, Forte's results of operations for the three-month period ended June 30, 1999, which are not material to the Company, have been reflected as an adjustment to retained earnings in fiscal 2000.

The following table summarizes the historical results of the Company and Forte for the periods prior to the consummation of the merger of the entities (in millions):

	Three months ended September 26, 1999	Year ended June 30, 1999
	(Unaudited)
Revenues:
Sun	$3,122	$11,726
Forte	24	80

Total	$3,146	$11,806

Net Income:
Sun, as previously reported	$271	$1,031
Forte, as previously reported	1	(1)

Total	$272	$1,030

Purchase Acquisitions

During the three years ended June 30, 2001, the Company completed sixteen acquisitions, which were accounted for under the purchase method of accounting. Pro-forma results of operations have not been presented for any of the acquisitions because the effects of these acquisitions were not material to the Company on either an individual or an aggregate basis. The results of operations of each acquisition are included in the Company's consolidated statements of income from the date of each acquisition.

The amounts allocated to purchased in-process research and development ("IPRD") were determined through established valuation techniques in the high-technology computer industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on the Company's future results of operations or cash flows. Amounts allocated to goodwill and other intangibles are amortized on a straight-line basis over periods not exceeding five years.

The Company has recorded certain acquisition-related purchase consideration as deferred equity compensation, in accordance with Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." These amounts represent the portion of the purchase consideration related to the intrinsic value of stock options assumed that are earned as future services are provided by the employees. The compensation expense is being recognized on a straight-line basis over the related vesting period of the options and is typically reflected under research and development, or selling, general and administrative expense.

A summary of the Company's purchase transactions for the three years ended June 30, 2001, is included in the following table (in millions, except share amounts):

Entity Name and Description of Business Acquired	Date	Consideration	Goodwill	Developed Technology	Workforce	Other Intangible Assets and Deferred Compensation	IPRD	Form of Consideration and Other Notes

Fiscal 2001 Acquisitions

LSC, Incorporated	5/01	$68.0	$48.1	$6.9	$2.0	$5.9	$0.3	•		$52.2	1,779,000 shares common stock issued
Intelligent file system software								•		$12.8	Fair value of 564,000 options assumed
								•		$2.7	cash paid for acquisition costs
								•		$0.3	Fair value of 13,000 warrants assumed

HighGround Systems, Inc.	4/01	$413.7	$366.5	$24.9	$7.0	$7.3	$4.8	•		$331.6	8,039,000 shares common stock issued
Storage Resource								•		$78.5	Fair value of 2,142,000 options assumed
Management software								•		$3.6	cash, including acquisition costs

InfraSearch, Inc.	3/01	$8.5	$3.6	–	$0.8	$2.9	$1.0	•		$6.8	332,000 shares common stock issued
Distributed Search Technology								•		$1.1	Fair value of 63,000 options assumed
								•		$0.6	cash paid for acquisition costs

Cobalt Networks, Inc.	12/00	$2,061.0	$1,690.0	$93.5	$10.7	$102.1	$70.8	•		$1,775.7	30,456,000 shares common stock issued
Server appliances								•		$283.3	Fair value of 5,565,000 options assumed
								•		$2.0	cash paid for acquisition costs

grapeVINE Technologies, LLC	11/00	$9.4	$7.6	$1.0	$0.3	–	$0.5	•		$9.4	cash, including acquisition costs
Intelligent search and knowledge management software

Gridware, Inc.	7/00	$19.8	$8.3	$10.6	$0.9	–	–	•		$18.5	378,000 shares common stock issued
Workload management software								• •	$ $	0.7 0.6	16,000 vested options assumed liabilities assumed

Dolphin Interconnect Solutions, Inc. and Dolphin Interconnect Solutions North America, Inc.	7/00	$19.0	$16.7	–	$2.3	–	–	•		$19.0	cash, including acquisition costs
Infiniband interconnect architecture

Entity Name and Description of Business Acquired	Date	Consideration	Goodwill	Developed Technology	Workforce	Other Intangible Assets and Deferred Compensation	IPRD	Form of Consideration and Other Notes

Fiscal 2000 Acquisitions

Ed Learning Systems, Inc. and eTech, Inc.	6/00	$10.3	$7.6	–	$1.7	–	–	•		$7.9	197,000 shares common stock issued
								•		$2.4	cash including acquisition costs
Learning solutions

Innosoft International, Inc.	3/00	$42.4	$30.7	$5.6	$1.3	$0.5	$3.1	•		$34.9	813,000 shares common stock issued
								•		$4.1	cash, including acquisition costs
Internet mail, directory and messaging services								•		$3.4	76,000 vested options assumed

Trustbase, Limited and JCP Computer Services, Limited	1/00	$20.5	$7.4	$5.0	$1.1	$0.3	$4.9	• • •	$ $ $	9.1 5.9 5.5	cash note payable liabilities assumed
Financial e-commerce applications

NetBeans Ceska Republica a.s.	10/99	$9.0	$8.0	$0.7	$0.1	$0.1	–	• • •	$ $ $	8.8 0.1 0.1	cash liabilities assumed 6,000 vested options assumed
Java technology based development environment

Star Division Corporation and Star Division Software Entwicklung und Vertriebs GmbH	8/99	$75.5	$67.5	$3.3	$1.0	$0.2	$3.5	• • •	$ $ $	66.3 8.5 0.7	cash liabilities assumed 96,000 vested options assumed
Office productivity applications

Fiscal 1999 Acquisitions

MAXSTRAT Corporation	1/99	$101.5	$61.5	$8.6	–	–	$28.7	• •	$ $	99.0 2.5	cash 229,000 vested options assumed
Network storage hardware/software

Beduin Communications Incorporated	10/98	$8.4	$0.7	$3.1	$0.1	$0.7	$3.6	• •	$ $	8.0 0.4	cash liabilities assumed
Java technology based consumer applications

iPlanet, Inc.	9/98	$30.0	$17.8	$3.3	–	–	$8.4	•		$28.6	cash, including acquisition costs
								•		$1.2	217,000 vested options assumed
Java technology based Internet applications								•		$0.2	liabilities assumed

NetDynamics, Inc.	8/98	$148.2	$48.2	$20.0	–	–	$80.0	•		$132.5	21,974,000 shares common stock issued
Enterprise Application Platform								•		$8.3	1,376,000 vested options assumed
								•		$7.4	liabilities assumed

Subsequent Acquisitions (unaudited)

On July 26, 2001, the Company acquired ISOPIA, Inc. (Isopia), a corporation located in Toronto, Canada, by means of a plan of arrangement pursuant to which all of the outstanding capital stock and convertible debentures of Isopia were exchanged for the right to receive cash and/or exchangeable shares which are exchangeable for Sun common stock. In addition, all outstanding options to purchase Isopia common stock were exchanged and converted into options to purchase shares of Sun's common stock. Isopia develops on-line software that enables the delivery of on-line training and end-to-end management of training products via the Internet. The total consideration of approximately $68 million was comprised of approximately $38 million in cash and $30 million in stock and assumed options. This transaction will be accounted for as a purchase and the purchase price will be allocated to tangible assets and identifiable intangible assets, with any excess being allocated to goodwill.

4. Strategic Development and Marketing Agreement with America Online, Inc.

On November 23, 1998, Sun and America Online, Inc. (AOL) entered into a Strategic Alliance consisting of several agreements between the parties, including a Strategic Development and Marketing Agreement (SDMA). The SDMA has a term of three years, which expires in March 2002.

Under the terms of the SDMA, AOL and Sun are committed for the term of the SDMA to collaboratively develop, market and sell client and server software and collaboratively develop an AOL-specific Java technology-based environment that will enable AOL services to be accessed through a variety of hardware devices. The SDMA provides that over its term, AOL will develop and market, together with Sun, client software and network application and server software based in part on Netscape Communications, Inc. (Netscape) code, on Sun code and technology, and on certain AOL service features to business enterprises. In addition, AOL and Sun have agreed to coordinate their sales efforts over the term of the SDMA with respect to designated AOL, Netscape, Sun, and collaboratively developed client software, network application and server software, and associated services.

Under the terms of the SDMA, Sun has committed that the total revenue earned by AOL from certain existing Netscape contracts, the sale or license by Sun or AOL of certain AOL, Netscape, and collaboratively developed software products and services will not be less than $236 million in fiscal 2002. In addition, the terms of the SDMA require Sun to pay AOL approximately $278.5 million ($68.7 million remaining at June 30, 2001) over the term of the SDMA for software and trademark rights granted to Sun by AOL. The contractual obligation of $68.7 million at June 30, 2001 is reflected in the consolidated balance sheet caption "Accrued liabilities and other."

5. Balance Sheet Details

At June 30, Inventories are comprised of the following (in millions):

	2001	2000
Raw materials	$600	$169
Work in process	137	82
Finished goods	312	306

	$1,049	$557

At June 30, Property, plant, and equipment, net, are comprised of the following (in millions):

	2001	2000
Machinery and equipment	$2,726	$2,137
Land, buildings, and building improvements	1,313	1,008
Leasehold improvements	452	335
Furniture and fixtures	270	212

	4,761	3,692
Less accumulated depreciation and amortization	(2,064)	(1,597)

	$2,697	$2,095

Depreciation expense was $620 million, $460 million and $434 million for fiscal years 2001, 2000 and 1999, respectively.

At June 30, Other assets, net, are comprised of the following (in millions):

	2001	2000
Non-goodwill acquisition-related intangible assets, net of accumulated amortization of $261 in 2001 and $180 in 2000	$271	$42
Prepaid expenses	172	231
Other	389	248

	$832	$521

At June 30, Deferred revenues and customer deposits are comprised of the following (in millions):

	2001	2000
Deferred service revenues	$1,223	$875
Customer deposits and other deferred revenue	604	414

	$1,827	$1,289

At June 30, the components of Accumulated other comprehensive income (loss), reflected in the Consolidated Statements of Stockholders' Equity, net of related taxes, are comprised of the following (in millions):

	2001	2000
Unrealized gain on investments, net	$53	$125
Unrealized gain on derivative instruments, net	15	–
Cumulative translation adjustments	(97)	(50)

	$(29)	$75

6. Fair Value of Financial Instruments

The cost of cash equivalents and marketable securities approximates fair value due to the short period of time to maturity. The fair value of marketable strategic equity securities is determined using quoted market prices for those securities. The fair value of long-term debt was estimated based on current interest rates available to the Company for debt instruments with similar terms, degrees of risk, and remaining maturities. The estimated fair value of forward foreign currency exchange contracts is based on the estimated amount at which they could be settled based on market exchange rates. The fair value of foreign currency option contracts and the interest-rate swap agreements is obtained from dealer quotes and represents the estimated amount the Company would receive or pay to terminate the agreements. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

At June 30, the fair values of the Company's short-term and long-term investments are as follows (in millions):

		2001
					2000
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses
				Fair Value	Fair Value
Corporate notes and bonds	$1,663	$22	$(1)	$1,684	$2,879
Asset and mortgage-based securities	1,493	25	(1)	1,517	1,235
U.S. government notes and bonds	1,487	14	(3)	1,498	439
Money market funds	806	–	–	806	400
State and local government debt	–	–	–	–	383
Other investments	–	–	–	–	89

Total marketable securities	5,449	61	(5)	5,505	5,425
Marketable strategic equity securities	45	26	(9)	62	298

	$5,494	$87	$(14)	$5,567	$5,723

Less cash equivalents				(806)	(838)

Total marketable investments				4,761	4,885
Less short-term portion				(387)	(626)

Total long-term marketable investments				4,374	4,259
Long-term other strategic equity holdings, at cost, as adjusted				303	237

Long-term investments				$4,677	$4,496

Gross unrealized gains and losses (before taxes) on marketable securities totaled $5 million and $10 million, respectively, at June 30, 2000. Gross unrealized gains and losses (before taxes) on marketable strategic equity securities totaled $211 million and $1 million, respectively, at June 30, 2000.

Gross realized gains (before taxes) on marketable securities totaled $55 million in fiscal 2001. Gross realized gains on marketable strategic equity securities totaled $52 million in fiscal 2001 ($208 million in fiscal 2000 and none in fiscal 1999). Additionally, in fiscal 2001, the Company recognized an other-than-temporary impairment loss of $142 million (none in fiscal 2000 and 1999) on its strategic investment portfolio.

During fiscal 2001, the Company continued to invest in certain public and privately-held companies, which are classified in the above investment table as marketable strategic equity securities and other strategic equity holdings (strategic investments). These investments are generally long-term in nature.

At June 30, 2001, the cost and estimated fair values of short-term and long-term marketable investments (excluding strategic investments and cash equivalents) by contractual maturity are as follows (in millions):

	Cost	Fair Value
Less than one year	$387	$388
Due in 1-2 years	1,710	1,719
Due in 2-5 years	1,760	1,792
Due after 5 years	786	800

Total	$4,643	$4,699

At June 30, the fair value of the Company's borrowing arrangements and other financial instruments is as follows (in millions):

	2001		2000
	Asset (Liability)		Asset (Liability)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term borrowings	$(3)	$(3)	$(7)	$(7)
7.0–7.65% Senior Debt	(1,569)	(1,526)	(1,500)	(1,479)
Forward foreign exchange contracts	(8)	(8)	4	4
Foreign currency option contracts	–	–	–	–
Interest-rate swap agreements	69	69	–	(29)

7. Derivative Financial Instruments

Foreign Exchange Exposure Management.  The Company has significant international sales and purchase transactions in foreign currencies. As a result, the Company purchases currency options and forward contracts to reduce or eliminate certain foreign currency exposures that can be identified and quantified. These contracts generally expire within 12 months.

The Company's hedges are primarily intended to protect changes in the value of the U.S. dollar. Accordingly, for forecasted transactions, U.S. dollar functional subsidiaries hedge foreign currency revenues and non-U.S. dollar functional subsidiaries selling in foreign currencies hedge U.S. dollar inventory purchases. OCI associated with hedges of foreign currency sales is reclassified into revenue upon shipment and OCI related to inventory purchases is reclassified into cost of sales upon shipment. All values reported in OCI at June 30, 2001 will be reclassified to earnings within 12 months. There were no foreign currency options outstanding at June 30, 2001 and 2000.

The Company also enters into foreign currency forward contracts to hedge against changes in the fair value of monetary assets and liabilities denominated in a non-functional currency. These derivative instruments are not designated as hedging instruments; changes in the fair value of these contracts are recognized immediately in selling, general and administrative expense as an offset to the changes in the fair value of the monetary assets or liabilities being hedged.

Interest Rate Risk Management.  The Company is exposed to interest rate risk from both investments and debt. The Company has hedged against the risk of changes in fair value associated with its $1.5 billion fixed rate debt (Note 8) by entering into 12 fixed-to-variable interest rate swap agreements with a total notional amount of $1.5 billion. The Company assumes no ineffectiveness as each interest rate swap meets the short-cut method requirements under SFAS 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the interest rate swaps are offset by changes in the fair value of the debt and no net gain or loss is recognized in earnings.

Accumulated Derivative Gains or Losses.  The following table summarizes activity in OCI related to derivatives held by Sun during the fiscal year ended June 30, 2001 (in millions):

Cumulative effect of adopting SFAS 133	$–
Increase in fair value of derivatives	106
Gains reclassified from OCI, net, into:
Revenues	(63)
Cost of sales	(28)

Unrealized gain on derivative instruments, June 30, 2001	$15

8. Borrowing Arrangements

In August 1997, the Company negotiated a $500 million unsecured revolving Credit Agreement with an international group of 20 banks. The agreement expires on August 28, 2002. Any borrowings under this agreement bear interest at a floating rate based on prime, certificate of deposit, or Eurodollar rates, at the Company's option. Under the agreement, Sun is required to maintain various financial ratios. Sun was in compliance with all covenants at June 30, 2001. There were no borrowings outstanding under this facility at June 30, 2001.

At June 30, 2001 and 2000, Sun's international subsidiaries had uncommitted lines of credit aggregating approximately $590 million and $585 million, respectively. The amounts drawn from these lines of credit as of June 30, 2001 and 2000, respectively, are reflected under short-term borrowings. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing.

In August 1999, the Company issued $1.5 billion of unsecured senior debt securities in four tranches (the "Senior Notes"). The Senior Notes are comprised of the following notes: $200 million (due on August 15, 2002 and bearing interest at 7%), $250 million (due on August 15, 2004 and bearing interest at 7.35%), $500 million (due on August 15, 2006 and bearing interest at 7.5%), and $550 million (due on August 15, 2009 and bearing interest at 7.65%). Interest on the Senior Notes is payable semi-annually. The Company may redeem all or any part of any tranche of the Senior Notes at any time at a price equal to 100% of the principal plus accrued and unpaid interest in addition to an amount determined by a quotation agent, representing the present value of the remaining scheduled payments. In addition, the Company currently has effective shelf registration statements on file with the Securities and Exchange Commission that permit it to offer an additional $2.5 billion of debt securities and common and preferred stock in one or more separate series, in amounts, at prices, and on terms to be set forth in the prospectus contained in these registration statements and in one or more supplements to the prospectus. As discussed in Note 7, the

Company also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest associated with the Senior Notes effectively becomes variable.

Interest expense on borrowings of the Company was $100 million in fiscal 2001, $84 million in fiscal 2000, and $1 million in fiscal 1999.

9. Income taxes

In the years ended June 30, income before income taxes and the provision for income taxes consist of the following (in millions):

	2001	2000	1999
Income before income taxes:
United States	$388	$1,647	$975
Foreign	1,196	1,124	630

Total income before income taxes	$1,584	$2,771	$1,605

Provision for income taxes:
Current
United States federal	$438	$684	$381
State	56	85	45
Foreign	295	234	130

Total current income taxes	789	1,003	556

Deferred:
United States federal	(204)	(20)	(2)
State	7	12	7
Foreign	11	(78)	14

Total deferred income taxes	(186)	(86)	19

Provision for income taxes	$603	$917	$575

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets, at June 30, are as follows (in millions):

	2001	2000
Deferred tax assets:
Inventory valuation	$69	$91
Reserves and other accrued expenses	321	235
Property, plant and equipment basis differences	–	44
Compensation not currently deductible	77	93
Deferred revenue	33	59
Tax credits carryfoward	230	–
Other	136	99

Gross deferred tax assets	866	621

Deferred tax liabilities:
Net undistributed profits of subsidiaries	(62)	(214)
Unrealized gain on investments	(22)	(85)
Acquisition-related intangibles	(99)	(13)
Other	(30)	–

Gross deferred tax liabilities	(213)	(312)

Net deferred tax assets	$653	$309

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the difference, for years ended June 30, are as follows (in millions):

	2001	2000	1999
Expected tax rate at 35%	$554	$970	$562
State income taxes, net of federal tax benefit	41	63	32
Foreign earnings permanently reinvested in foreign operations	(80)	(118)	(82)
Goodwill amortization	96	26	8
Acquired in-process research and development	27	3	44
R&D credit	(42)	(23)	(18)
Other	7	(4)	29

Provision for income taxes	$603	$917	$575

As of June 30, 2001, the Company has unrecognized deferred tax liabilities of approximately $471 million related to approximately $1,511 million of cumulative net undistributed earnings of foreign subsidiaries. These earnings are considered to be permanently invested in operations outside the United States.

As of June 30, 2001, the Company has federal and state tax credit carryfowards for income tax purposes of $150 million and $80 million, respectively. If not utilized, the federal and state tax credit carryfowards will expire in fiscal years 2004 through 2021.

The current federal and state provisions do not reflect the tax savings resulting from deductions associated with the Company's various stock option plans. These savings were $816 million, $708 million, and $222 million in fiscal 2001, 2000, and 1999, respectively, and were credited directly to stockholders' equity.

The Company's United States income tax returns for fiscal years ended June 30, 1996 and 1995, are under examination and the Internal Revenue Service has proposed certain adjustments. Management believes that adequate amounts have been provided for any adjustments that may ultimately result from these examinations.

10. Commitments and Contingencies

The Company leases certain facilities and equipment under noncancelable operating leases. The future minimum annual lease payments are approximately $237 million, $207 million, $196 million, $176 million, and $149 million for fiscal years 2002, 2003, 2004, 2005 and 2006, respectively, and approximately $639 million for years following fiscal 2006. Rent expense under the noncancelable operating leases was $261 million in 2001, $187 million in 2000, and $170 million in 1999.

During fiscal 2001, the Company elected to exit certain building leases and building projects. The Company accrued approximately $75 million for these facility exit costs. It is anticipated that the facility exit activities will be completed by the end of fiscal 2002. This non-recurring charge is classified in selling, general and administrative expense.

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. In the opinion of management, final judgments from such pending claims, charges, and litigation, if any, against the Company would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

11. Stockholders' Equity

Stockholders' Rights Plan

The Company has adopted a share purchase rights plan to protect stockholders' rights in the event of a proposed takeover of the Company. Under the plan, a preferred share purchase right (a "Right") is associated with each share of the Company's common stock (a "Common Share"). Upon becoming exercisable, each Right will entitle its holder to purchase 1/10,000th of a share of Series A participating preferred stock of the Company, a designated series of preferred stock for which each 1/10,000th of a share has economic attributes and voting rights equivalent to one Common Share at an exercise price of $250, subject to adjustment. The Rights are not exercisable or transferable apart from the Common Shares unless certain events occur, including a public announcement that a person or group (an "Acquiring Person") has acquired or obtained the right to acquire 10% or more (20% or more for an Acquiring Person who has filed a Schedule 13G in accordance with the Securities Act of 1934 (13G Filer)) of the outstanding Common Shares or until the commencement or announcement of an intention to make a tender or exchange offer for 10% or more of the outstanding Common Shares. Unless the Rights are redeemed, in the event that an Acquiring Person acquires 10% or more (20% or more if the Acquiring Person is a 13G Filer) of the outstanding Common Shares, each Right not held by the Acquiring Person will entitle the holder to purchase for the exercise price that number of Common Shares having market value equal to two times the exercise price. In the event that; (1) the Company is acquired in a merger or business combination in which the Company is not the surviving corporation or in which the Common Shares are exchanged for stock or assets of another entity; or (2) 50% or more of the Company's consolidated assets or earning power is sold, each Right not held by an Acquiring Person will entitle the holder to purchase for the exercise price that number of shares of common stock of the acquiring company having a market value equal to two times the exercise price. The Rights are redeemable, in whole but not in part, at the Company's option, at $0.00125 per Right at any time prior to becoming exercisable and in certain other circumstances. The Rights expire on February 11, 2008.

Common stock repurchase programs

In December 1990, the Board of Directors approved a systematic common stock repurchase program related to the 1990 Employee Stock Purchase Plan. In fiscal 2001, the Company repurchased 7 million shares at a cost of approximately $198 million under this program (5 million shares at a cost of approximately $126 million in 2000; 19 million shares at a cost of approximately $199 million in 1999).

In August 1996, the Board of Directors approved a systematic common stock repurchase program related to the 1990 Long-Term Equity Incentive Plan. In June 1999, the Board renewed this repurchase plan for an additional three years. In fiscal 2001, the Company repurchased 18 million shares at a cost of approximately $501 million under this program (18 million shares at a cost of approximately $505 million in 2000; 18 million shares at a cost of approximately $159 million in 1999).

In February 2001, the Board of Directors authorized a new stock repurchase program to acquire shares in the open market at any time. In fiscal 2001, the Company repurchased 34 million shares at a cost of approximately $622 million under this program.

When treasury shares are reissued, any excess proceeds over the average acquisition cost of the shares are recorded as additional paid-in-capital. Any excess of the average acquisition cost of the shares over the proceeds from reissuance is charged to additional paid-in-capital to the extent of previous credits on similar transactions, with any remaining amounts charged to retained earnings.

12. Employee Benefit Plans

Stock option and incentive plans

The Company's 1990 Long-Term Equity Incentive Plan ("1990 Incentive Plan") and other employee stock option plans provide the Board of Directors broad discretion in creating employee equity incentives and authorize it to grant incentive and non-statutory stock options, as well as certain other awards. In addition, these plans provide for issuance of non-statutory stock options to eligible employees to purchase common stock, at or below fair market value, at the date of grant, subject to certain limitations set forth in the 1990 Incentive Plan. Options expire up to ten years from the date of grant or up to three months following termination of employment or service on the Board, whichever occurs earlier, and are exercisable at specified times prior to such expiration. Under the 1990 Incentive Plan, common stock may also be issued pursuant to stock purchase agreements that grant Sun certain rights to repurchase the shares at their original issue price in the event that the employment of the employee is terminated prior to certain predetermined vesting dates. The above described plans provide that shares of common stock may be sold at less than fair market value, which results in compensation expense equal to the difference between the market value on the date of grant and the purchase price. This expense, which is immaterial, is recognized over the vesting period of the shares. Sun's 1988 Directors' Stock Option Plan provides for the automatic grant of stock options to non-employee directors at each annual meeting of stockholders and on the date each such person becomes a director. These options are granted at fair market value on the date of grant and have a term of five years.

SUN MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Employee Benefit Plans (Continued)

Information with respect to stock option and stock purchase rights activity is as follows (in millions, except per share amounts):

		Outstanding Options/Rights
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 1998	211	440	$2.78
Additional shares reserved	148	–	–
Grants and assumptions	(92)	92	10.02
Exercises	–	(89)	1.63
Cancellations	26	(26)	3.77

Balance at June 30, 1999	293	417	4.49
Additional shares reserved	167	–	–
Grants and assumptions	(132)	132	32.82
Exercises	–	(70)	2.48
Cancellations	22	(22)	8.94

Balance at June 30, 2000	350	457	12.79
Additional shares reserved	34	–	–
Grants and assumptions	(124)	124	27.03
Exercises	–	(63)	3.20
Cancellations	18	(18)	18.91

Balance at June 30, 2001	278	500	$17.31

The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2001 (in millions, except per share amounts):

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.01 - $ 3.50	112	3.2	$2.22	98	$2.12
$ 3.51 - $ 5.07	79	4.6	4.63	44	4.57
$ 5.08 - $ 7.60	20	5.9	5.71	10	5.65
$ 7.61 - $ 11.41	19	5.3	8.09	6	8.05
$11.42 - $ 17.11	76	6.4	14.62	18	13.87
$17.12 - $ 25.67	73	8.0	18.70	1	22.24
$25.68 - $ 38.50	13	6.8	29.82	2	29.40
$38.51 - $ 56.33	96	7.0	43.75	15	41.93
$56.34 - $126.75	12	7.2	57.80	1	62.43

	500	5.7	$17.31	195	$7.62

At June 30, 2000, options to purchase 159.2 million shares were exercisable at a weighted average and aggregate exercise price of $3.21 and $510 million, respectively (at June 30, 1999, options to purchase 138.2 million shares were exercisable at a weighted average and aggregate exercise price of $2.17 and $300 million, respectively). At June 30, 2001, the Company retains repurchase rights to 3.2 million shares issued pursuant to stock purchase agreements and other stock plans at a weighted average price of approximately $0.01.

As of June 30, 2001, the Company had approximately 778 million shares of common stock reserved for future issuance under its stock plans.

Employee stock purchase plan

To provide employees with an opportunity to purchase Sun common stock through payroll deductions, Sun established the 1990 Employee Stock Purchase Plan. Under this plan, Sun's employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is less. Pursuant to this plan, the Company issued approximately 10.2 million, 10.1 million, and 22.0 million shares of common stock in fiscal 2001, 2000, and 1999, respectively. At June 30, 2001, approximately 115.5 million shares remained available for future issuance.

Employee 401(k) Plan

The Company has a 401(k) plan known as the Sun Microsystems, Inc. Tax Deferred Retirement Savings Plan (the "Plan"). The Plan is available to all regular employees on the Company's U.S. payroll and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 16% of their salary, subject to certain limitations. The Company expensed $93 million, $71 million, and $54 million in the fiscal years ended June 30, 2001, 2000, and 1999, respectively, for its contributions to the Plan. Contributions made by the Company vest 100% upon contribution.

Stock-based compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), permits companies to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. In management's opinion, the existing stock option valuation models do not necessarily provide a reliable single measure of the fair value of stock-based awards. Therefore, as permitted, the Company applies the existing accounting rules under APB 25 and provides pro forma net income and pro forma net income per common share disclosures for stock-based awards made during the year as if the fair-value-based method defined in SFAS 123 had been applied.

The fair value of the following stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for years ended June 30:

	Options			Employee stock purchase plan
	2001	2000	1999	2001	2000	1999
Expected life (in years)	5.8	5.8	6.6	0.5	0.5	0.5
Interest rate	5.16%	5.96%	5.06%	6.31%	4.75%	4.96%
Volatility	61.41%	52.05%	49.51%	93.82%	53.03%	54.22%
Dividend yield	–	–	–	–	–	–

The weighted average fair value at date of grant for options granted during 2001, 2000, and 1999 was $18.27, $19.55, and $6.24 per option, respectively. The weighted average fair value at date of grant for options granted under the Employee Stock Purchase Plan during 2001, 2000 and 1999 was $2.73, $6.37, and $1.82 per option, respectively.

Stock-based compensation costs would have reduced pretax income by $796 million, $473 million, and $195 million in 2001, 2000, and 1999, respectively, ($533 million, $317 million, and $130 million after tax and $0.16, $0.09, and $0.04 per diluted share) if the fair values of the options granted in that year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant. The pro forma effect on net income for 1999 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

Pro forma net income and net income per common share for the years ended June 30, are as follows (in millions, except per share amounts):

	2001	2000	1999
Pro forma net income	$394	$1,537	$900

Basic:
Pro forma shares used in the calculation of pro forma net income per common share–basic	3,234	3,151	3,087
Pro forma net income per common share–basic	$0.12	$0.49	$0.30
Diluted:
Pro forma shares used in the calculation of pro forma net income per common share–diluted	3,327	3,332	3,243
Pro forma net income per common share–diluted	$0.12	$0.46	$0.28

13. Industry Segment, Geographic, and Customer Information

Sun designs, manufactures, markets, and services network computing systems and software solutions that feature networked desktops and servers. The Company is organized by various product groups. Each product group has an executive vice president who reports to the President of the Company. The President of the Company has been identified as the Chief Operating Decision Maker (CODM) as defined by SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". The CODM allocates resources to each of the product groups using information regarding their respective revenues and operating income.

The following product groups are the only reportable segments under the criteria of SFAS 131: (1) Computer Systems and Network Storage, and (2) Enterprise Services. Products in the Computer Systems and Network Storage segment include a broad range of desktop systems, servers, storage, and network switches, incorporating the UltraSPARC processors and Solaris Operating Environment. In the Enterprise Services segment, the Company provides a full range of services and support to existing and new customers, including education, professional services, and systems integration. "Total assets" of these two reportable segments are primarily comprised of property, plant and equipment, other current assets (such as prepaid expenses) and intangible assets related to the acquisition of companies that were incorporated into their groups. Whenever a reorganization occurred, historical balance sheet amounts were reclassified to conform with current balance sheet classifications wherever practical.

Effective July 1, 2000, Sun consolidated its sales and manufacturing functions into organizations known as Global Sales Operations (GSO) and Worldwide Operations (WWOPS). GSO manages most of the

Company's field sales organizations and all field marketing organizations. Sales generated through the sales and marketing efforts of GSO are recorded as revenues by the various product groups. Operating expenses (primarily sales and marketing) related to the GSO are not allocated to the product groups and, accordingly, are included under the Other segment. WWOPS manages all operations, supply chain and purchasing functions. WWOPS manufacturing costs are allocated as cost of sales to the various product groups. GSO and WWOPS manage the majority of the Company's accounts receivable and inventory, respectively, and as such these amounts are reflected under the Other segment reported below.

The following table presents revenues, interdivision revenues, operating income (loss) and total assets for the Company's segments for the three years ended June 30, 2001. The Other segment consists of certain operating product groups that did not meet the requirements for a reportable segment as defined by SFAS 131, such as Sun's Software Systems Group and iPlanet, and other miscellaneous functions, such as Corporate and GSO (in millions):

	Computer Systems and Network Storage	Enterprise Services	Other	Total
2001
Revenues	$14,196	$3,235	$819	$18,250
Interdivision revenues	2	472	(474)	–
Operating income (loss)	4,152	719	(3,560)	1,311
Total assets	2,452	369	15,360	18,181
2000
Revenues	12,841	2,300	580	15,721
Interdivision revenues	2	368	(370)	–
Operating income (loss)	4,951	472	(3,030)	2,393
Total assets	1,067	340	12,745	14,152
1999
Revenues	9,738	1,635	433	11,806
Interdivision revenues	1,039	321	(1,360)	–
Operating income (loss)	1,833	220	(533)	1,520
Total assets	2,338	284	5,877	8,499

Sales to a single customer accounted for approximately 13%, 19%, and 15% of our fiscal 2001, 2000, and 1999 net revenues, respectively. The major customer revenues in fiscal 2001 and 2000 were primarily generated by two subsidiaries of an international organization: (1) a reseller (10%, 16% and 14% of net revenues in 2001, 2000 and 1999 respectively) acquired by the international organization in fiscal 1999; and (2) a finance/leasing company (2%, 3% and 1% of net revenues in 2001, 2000 and 1999 respectively). Revenue is generated with the finance/leasing company whenever a Sun customer elects to lease equipment; in such cases, Sun sells the equipment to the leasing company. No other customer accounted for more than 10% of revenues. The revenues from this customer are primarily generated in the Computer Systems and Network Storage and Enterprise Services segments.

The Company's significant operations outside the United States include manufacturing facilities, design centers, and sales offices in Europe, Middle East, and Africa (EMEA), as well as the Asia Pacific (APAC) and Americas-Other (Canada and Latin America) regions. During fiscal 2001, Sun changed from reporting geographic results to the CODM on a legal entity basis to a management company basis. The following geographic results for fiscal 2000 and 1999 have been updated to reflect this modification. Intercompany transfers between operating segments and geographic areas are primarily accounted for at prices that approximate arm's length transactions. In fiscal year 2001, 2000, and 1999, sales from Computer Systems and Network Storage to Enterprise Services are recorded at standard cost.

Information regarding geographic areas at June 30, and for each of the years then ended, is as follows (in millions):

	United States	Americas- Other	Americas- Total	EMEA	APAC	Total
2001
Sales to unaffiliated customers	$8,647	$955	$9,602	$5,515	$3,133	$18,250
Long-lived assets (excluding long-term investments)	4,890	36	4,926	512	132	5,570
2000
Sales to unaffiliated customers	8,134	688	8,822	4,498	2,401	15,721
Long-lived assets (excluding long-term investments)	2,251	39	2,290	384	105	2,779
1999
Sales to unaffiliated customers	6,106	504	6,610	3,454	1,742	11,806
Long-lived assets (excluding long-term investments)	1,955	22	1,977	256	78	2,311

14. Quarterly Financial Data (unaudited)

Sun's first three quarters in fiscal 2001 ended on October 1, December 31 and April 1 (in fiscal 2000 the quarters ended on September 26, December 26 and March 26). The fourth quarter ends on June 30.

The following tables contain selected unaudited Consolidated Statement of Operations data for each quarter of fiscal years 2001 and 2000 (in millions, except per share amounts).

	Fiscal 2001 Quarter Ended(a)
	June 30	April 1	December 31	October 1
Net revenues	$3,995	$4,095	$5,115	$5,045
Gross margin	1,643	1,692	2,444	2,430
Operating income (loss)	(179)	152	640	698
Net income (loss) before cumulative effect of change in accounting principle	(88)	136	423	510
Net income (loss)	(88)	136	423	456
Earnings per common share(b):
Before cumulative effect of change in accounting principle:
Basic	$(0.03)	$0.04	$0.13	$0.16
Diluted	$(0.03)	$0.04	$0.12	$0.15
After cumulative effect of change in accounting principle:
Basic	$(0.03)	$0.04	$0.13	$0.14
Diluted	$(0.03)	$0.04	$0.12	$0.13
Weighted average shares outstanding:
Basic	3,248	3,256	3,229	3,204
Diluted	3,248	3,417	3,430	3,436
	Fiscal 2000 Quarter Ended
	June 30	March 26	December 26	September 26
Net revenues	$5,017	$4,005	$3,554	$3,145
Gross margin	2,612	2,092	1,834	1,634
Operating income	915	603	496	379
Net income	720	508	353	273
Net income per common share(b):
Basic	$0.23	$0.16	$0.11	$0.09
Diluted	$0.21	$0.15	$0.10	$0.08
Weighted average shares outstanding:
Basic	3,180	3,170	3,148	3,132
Diluted	3,410	3,397	3,382	3,354

(a)
Reflects the adoption of SAB 101 as discussed in Note 2. The cumulative effect of this change was $54 million, net of taxes. Other than the cumulative effect, this accounting change had no material effect on the Company's previously reported revenue or quarterly earnings during fiscal 2001.

(b)
Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.

Report of Ernst & Young LLP, Independent Auditors
The Board of Directors and Stockholders, Sun Microsystems, Inc.

We have audited the accompanying consolidated balance sheets of Sun Microsystems, Inc. as of June 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sun Microsystems, Inc. at June 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective July 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with guidance provided in SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

                      /s/ Ernst & Young LLP

Palo Alto, California
July 18, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors is incorporated by reference from the information contained under the caption "Election of Directors" in our 2001 Proxy Statement for the 2001 Annual Meeting of Stockholders. Information regarding current executive officers found under the caption "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this Item 10. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption "Executive Compensation–Section 16(a) beneficial ownership reporting compliance" in our 2001 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained under the caption "Executive Compensation" in our 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the information contained under the caption "Security ownership of management" in our 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained under the caption "Executive Compensation–Summary Compensation Table", "–Certain transactions with management" and "–Employment contracts and change-in-control arrangements" in our 2001 Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this report:

1.
Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 39 of this report.

2.
Financial Statement schedule: See Schedule II on Page 73 of this report.

3.
Exhibits: See Index to Exhibits on Pages 74 to 75 hereof.

(b)
Reports on Forms 8-K

  No reports on Form 8-K were filed during the fourth quarter of fiscal 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 20, 2001	SUN MICROSYSTEMS, INC. Registrant
	By:	/s/ MICHAEL E. LEHMAN Michael E. Lehman Executive Vice President, Corporate Resources and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott G. McNealy and Michael E. Lehman jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT G. MCNEALY (Scott G. McNealy)	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	September 20, 2001
/s/ MICHAEL E. LEHMAN (Michael E. Lehman)	Executive Vice President, Corporate Resources and Chief Financial Officer (Principal Financial Officer)	September 20, 2001
/s/ MICHAEL L. POPOV (Michael L. Popov)	Vice President and Corporate Controller (Principal Accounting Officer)	September 20, 2001
/s/ JAMES L. BARKSDALE (James L. Barksdale)	Director	September 20, 2001
/s/ L. JOHN DOERR (L. John Doerr)	Director	September 20, 2001
/s/ JUDITH L. ESTRIN (Judith L. Estrin)	Director	September 20, 2001
/s/ ROBERT J. FISHER (Robert J. Fisher)	Director	September 20, 2001
/s/ ROBERT L. LONG (Robert L. Long)	Director	September 20, 2001
/s/ M. KENNETH OSHMAN (M. Kenneth Oshman)	Director	September 20, 2001
/s/ NAOMI O. SELIGMAN (Naomi O. Seligman)	Director	September 20, 2001

SCHEDULE II

SUN MICROSYSTEMS, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deduction / Write-off	Balance at End of Period
Year ended June 30, 1999: Accounts receivable allowances	$237	$494	$391	$340

Year ended June 30, 2000: Accounts receivable allowances	$340	$455	$261	$534

Year ended June 30, 2001: Accounts receivable allowances	$534	$446	$570	$410

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(11)	Registrant's Restated Certificate of Incorporation.
3.2(3)	Certificate of Amendment of Registrant's Restated Certificate of Incorporation, filed November 9, 2000.
3.3(15)	Amended Certificate of Designations, filed December 20, 2000.
3.4(15)	Registrant's Bylaws, as amended November 8, 2000.
4.8(12)	Second Amended and Restated Share Rights Agreement dated as of February 11, 1998.
4.9(4)	Amendment to Second Amended and Restated Share Rights Agreement dated April 26, 2000.
4.10(6)	Indenture, dated August 1, 1999 (the "Indenture") between Registrant and The Bank of New York, as Trustee.
4.11(6)	Form of Subordinated Indenture.
4.12(6)	Officers' Certificate Pursuant to Section 301 of the Indenture, without exhibits, establishing the terms of Registrant's Senior Notes.
4.13(6)	Form of Senior Notes.
10.64(16)	Registrant's 1988 Directors' Stock Option Plan, as amended on August 11, 1999.
10.65(10)	Registrant's 1990 Employee Stock Purchase Plan, as amended on August 13, 1997.
10.66(14)	Registrant's 1990 Long-Term Equity Incentive Plan, as amended on August 16, 2000.
10.66A	Representative form of agreement to Registrant's 1990 Long-Term Equity Incentive Plan (LTEIP).
10.66B	Amendment to LTEIP, as amended on August 15, 2001.
10.82(9)	Revolving Credit Agreement dated August 28, 1997, between the Registrant; Citicorp USA, Inc.; Bank of America National Trust and Savings Association; ABN AMRO Bank N.V.; The First National Bank of Boston; Bank Boston N.A.; Barclays Bank PLC; Morgan Guaranty Trust Company of New York; The Fuji Bank Limited, San Francisco Agency: The Toyo Trust and Banking Co. Ltd.: The Sumitomo Bank, Limited; The Sakura Bank Limited, San Francisco Agency; Banque Nationale de Paris; Bayerische Vereinsbank AG, Los Angeles Agency; The Industrial Bank of Japan, Limited, San Francisco Agency; The Bank of New York; Cariplo–CassaDi-Risparmio Delle Provincie Lombade SPA; Corestes Bank NA; The Northern Trust Company; Royal Bank Of Canada; Union Bank of California, N.A.; and The Sumitomo Trust Banking Co., Ltd.
10.84(3)	Registrant's Non-Qualified Deferred Compensation Plan, as amended December 16, 1998.
10.85(7)	Registrant's Section 162(m) Performance-Based Executive Bonus Plan dated August 9, 1995.
10.87(17)	Registrant's Equity Compensation Acquisition Plan, as amended on February 14, 2001
10.89(8)	Form of Change of Control Agreement executed by each corporate executive officer of Registrant.
10.90(8)	Form of Change of Control Agreement executed by Chief Executive Officer of Registrant.
10.91(8)	Form of Vice President Change of Control Severance Plan.
10.92(8)	Form of Director-Level Change of Control Severance Plan.

10.93(13)†	Strategic Development and Marketing Agreement dated November 23, 1998 by and between America Online, Inc. and the Registrant.
21.0	Subsidiaries of Registrant.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24	Power of Attorney (See page 72).

†
Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

(1)
Intentionally omitted.

(2)
Intentionally omitted.

(3)
Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the Quarter ended December 31, 2000.

(4)
Incorporated by reference to Registrant's Registration Statement on Form 8-A/A, Amendment No. 9, filed on December 20, 2000.

(5)
Intentionally omitted.

(6)
Incorporated by reference to Registrant's Current Report on Form 8-K filed December 8, 2000.

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

(11)
Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998.

(12)
Incorporated herein by reference to the Registrant's Registration Statement on Form 8-A/A Amendment No. 9 filed on December 20, 2000.

(13)
Incorporated by reference to Registrant's Quarterly Report on Form 10-Q/A, Amendment No. 2 for the Quarter ended December 27, 1998.

(14)
Incorporated by reference to Registrant's Registration Statement on Form S-8 filed on November 13, 2000.

(15)
Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

(16)
Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

(17)
Incorporated by reference to the Registrant's Registration Statement on Form S-8, filed on February 28, 2001.

QuickLinks

INDEX
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA (1)
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SUN MICROSYSTEMS, INC. CONSOLIDATED STATEMENTS OF INCOME (in millions, except per share amounts)
SUN MICROSYSTEMS, INC. CONSOLIDATED BALANCE SHEETS (in millions, except par value)
SUN MICROSYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)
SUN MICROSYSTEMS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in millions)
SUN MICROSYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
SCHEDULE II SUN MICROSYSTEMS, INC. VALUATION AND QUALIFYING ACCOUNTS (in millions)
INDEX TO EXHIBITS