Form 10-Q
period 2001-09-30
SUN MICROSYSTEMS INC
filed 2001-11-14
CIK 709519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-15086

SUN MICROSYSTEMS, INC.
(Exact Name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2805249 (I.R.S. Employer Identification No.)

901 San Antonio Road, Palo Alto, CA 94303
(Address of principal executive offices with zip code)

(650) 960-1300
(Registrant’s telephone number, including area code)

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

YES [X] NO [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class Common Stock — $0.00067 par value	Outstanding at October 25, 2001 3,241,598,047

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUN MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended

	September 30, 2001	October 1, 2000

Net revenues:
Products	$2,057	$4,343
Services	804	702

Total net revenues	2,861	5,045
Cost of sales:
Cost of sales-products	1,287	2,153
Cost of sales-services	518	462

Total cost of sales	1,805	2,615

Gross margin	1,056	2,430
Operating expenses:
Research and development	473	490
Selling, general and administrative	975	1,229
Goodwill amortization	—	13
Purchased in-process research and development	3	—

Total operating expenses	1,451	1,732

Operating income (loss)	(395)	698
Loss on strategic investments, net	(19)	—
Interest income, net	107	75

Income (loss) before income taxes and cumulative effect of change in accounting principle	(307)	773
Provision (benefit) for income taxes	(127)	263

Income (loss) before cumulative effect of change in accounting principle	(180)	510
Cumulative effect of change in accounting principle, net	—	(54)

Net income (loss)	$(180)	$456

Net income (loss) per common share-basic:
Income (loss) before cumulative effect of change in accounting principle	$(0.06)	$0.16
Cumulative effect of change in accounting principle	—	(0.02)

Net income (loss) per common share-basic	$(0.06)	$0.14

Net income (loss) per common share-diluted:
Income (loss) before cumulative effect of change in accounting principle	$(0.06)	$0.15
Cumulative effect of change in accounting principle	—	(0.02)

Net income (loss) per common share-diluted	$(0.06)	$0.13

Shares used in the calculation of net income (loss) per common share-basic	3,240	3,204

Shares used in the calculation of net income (loss) per common share-diluted	3,240	3,436

See accompanying notes.

SUN MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30, 2001	June 30, 2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,021	$1,472
Short-term investments	917	387
Accounts receivable, net	2,183	2,955
Inventories	845	1,049
Deferred tax assets	1,278	1,102
Prepaid expenses and other current assets	1,013	969

Total current assets	7,257	7,934
Property, plant and equipment, net	2,744	2,697
Long-term investments	4,404	4,677
Goodwill	2,181	2,126
Other acquisition-related intangible assets	152	185
Other assets, net	624	562

	$17,362	$18,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$9	$3
Accounts payable	813	1,050
Accrued payroll-related liabilities	450	488
Accrued liabilities and other	1,599	1,688
Deferred revenues and customer deposits	1,701	1,827
Income taxes payable	29	90

Total current liabilities	4,601	5,146
Long-term debt and other obligations	2,509	2,449
Total stockholders’ equity	10,252	10,586

	$17,362	$18,181

See accompanying notes.

SUN MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended

	September 30, 2001	October 1, 2000

Cash flows from operating activities:
Net income (loss)	$(180)	$456
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	245	185
Amortization of goodwill and other acquisition-related charges	28	25
Tax benefits from employee stock plans	25	472
Loss on strategic investments, net	19	—
Other	3	54
Changes in operating assets and liabilities:
Accounts receivable, net	772	(266)
Inventories	204	(118)
Prepaids and other assets	(22)	(156)
Accounts payable	(238)	219
Other liabilities	(523)	(170)

Net cash provided by operating activities	333	701

Cash flows from investing activities:
Purchases of investments	(4,281)	(2,469)
Proceeds from sales and maturities of investments	4,027	2,076
Acquisitions of property, plant and equipment	(213)	(244)
Acquisitions of spare parts and other assets	(27)	(9)
Payments for acquisitions, net of cash acquired	(40)	(19)

Net cash used in investing activities	(534)	(665)

Cash flows from financing activities:
Principal payments on borrowings and other obligations	(3)	(15)
Proceeds from issuance of common stock, net	19	90
Acquisition of treasury stock	(266)	(156)

Net cash used in financing activities	(250)	(81)

Net decrease in cash and cash equivalents	(451)	(45)
Cash and cash equivalents, beginning of period	1,472	1,849

Cash and cash equivalents, end of period	$1,021	$1,804

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$56	$56

Income taxes	$50	$205

See accompanying notes.

SUN MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(unaudited)
(in millions)

	Three Months Ended

	September 30, 2001	October 1, 2000

Supplemental schedule of noncash investing activities:
Stock and options issued in connection with acquisitions	$29	$19

See accompanying notes.

SUN MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Sun Microsystems, Inc. (“Sun” or the “Company”) is a leading worldwide provider of products, services and support solutions for building and maintaining network computing environments. Sun sells scalable computer and storage systems, high-speed microprocessors, and a complete line of high-performance software for operating networks, computing equipment and storage products. Sun also provides a full range of services including support, professional services and education. The Company markets its products primarily to business, governmental and educational customers and operates in various product categories across geographically diverse markets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal year

Sun’s first three quarters in fiscal 2002 end on September 30, December 30 and March 31 (in fiscal 2001 the quarters ended on October 1, December 31 and April 1). The fourth quarter in all fiscal years ends on June 30.

Basis of presentation

The consolidated financial statements include the accounts of Sun and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. Certain amounts from prior years have been reclassified to conform to the current year presentation.

While the quarterly financial information is unaudited, the financial statements included in this report reflect all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for the interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated balance sheet as of June 30, 2001 has been derived from the audited consolidated balance sheet as of that date. The information included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2001, filed with the Securities and Exchange Commissions on September 20, 2001.

Computation of net income (loss) per common share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding (adjusted for treasury stock and common stock subject to repurchase activity) during the period. Diluted net income (loss) per common share is computed using the weighted average number of common and dilutive common equivalent shares (none and 232 million at September 30, 2001 and October 1, 2000, respectively) outstanding during the period. Dilutive common equivalent shares consist primarily of stock options. At September 30, 2001, 110 million common equivalent shares were excluded from the computation of diluted net income (loss) per common share because they were anti-dilutive.

Change in accounting

The Company changed its revenue recognition policy effective July 1, 2000, based on guidance provided in Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial

Statements,” as amended (SAB 101). The Company’s adoption of SAB 101 resulted in a change in accounting for certain product shipments where installation services were other than perfunctory. The cumulative effect of the change on prior year’s retained earnings resulted in a charge of $54 million (net of income taxes of $33 million) to fiscal 2001 income.

Recent pronouncements

On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations,” which eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. As of July 1, 2001, the Company adopted this accounting standard.

In addition, as of July 1, 2001, the Company early-adopted SFAS 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. In addition, within six months of adopting the accounting standard, a transitional impairment test must be completed, and any impairments identified must be treated as a cumulative effect of a change in accounting principle. The Company will complete its transitional impairment test during the quarter ending December 30, 2001.

In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective July 1, 2001. In addition, the Company recharacterized acquired workforce, which is no longer defined as an acquired intangible asset under SFAS 141, and its related deferred tax liabilities as goodwill. Accordingly, no acquired workforce amortization was recognized during the three months ended September 30, 2001. For further discussion, see Note 5, “Goodwill and Other Acquisition-Related Intangible Assets.”

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, follows (in millions, except per share amounts):

	Three Months Ended

	September 30, 2001	October 1, 2000

Reported net income (loss)	$(180)	$456
Add: Goodwill amortization, net of tax	—	12
Workforce amortization, net of tax	—	1

Adjusted net income (loss)	$(180)	$469

Basic earnings per share:
Reported earnings per share — basic	$(0.06)	$0.14
Add: Goodwill amortization, net of tax	—	0.01
Workforce amortization, net of tax	—	—

Adjusted earnings per share — basic	$(0.06)	$0.15

Diluted earnings per share:
Reported earnings per share — diluted	$(0.06)	$0.13
Add: Goodwill amortization, net of tax	—	0.01
Workforce amortization, net of tax	—	—

Adjusted earnings per share — diluted	$(0.06)	$0.14

On October 3, 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of.” The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. At this time, Sun is evaluating the impact of SFAS 144 on its financial position and results of operations. The Company will adopt SFAS 144 for its fiscal year beginning July 1, 2002.

3. BUSINESS COMBINATIONS

The Company completed two acquisitions in the first quarter of fiscal 2002. Sun’s acquisition of ISOPIA, Inc. (Isopia) on July 26, 2001 is described below. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

The Company calculates amounts allocated to in-process research and development (IPRD) using established valuation techniques in the high-technology industry and expenses such amounts in the quarter that the related acquisition was consummated if technological feasibility of the in-process technology has not been achieved and no alternate future uses have been established. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows. Intangible assets subject to amortization are being amortized on a straight line basis over periods not exceeding five years.

On July 26, 2001, Sun acquired Isopia, a corporation located in Toronto, Canada, by means of a plan of arrangement. Isopia develops on-line software that enables the delivery of on-line training and end-to-end management of training products via the Internet. Sun acquired Isopia to enhance its position in the corporate education market. Sun issued approximately 1.84 million exchangeable shares at a fair value of $15.235 per share, or $28.0 million in the aggregate, and paid $36.2 million in cash, in exchange for all of Isopia’s outstanding stock. Sun also assumed all of Isopia’s 1.4 million outstanding options at an estimated fair value of $1.3 million, and incurred $1.3 million in acquisition costs, resulting in an aggregate purchase price of approximately $66.8 million. This transaction was accounted for as a purchase, with the excess of the purchase price over the estimated fair value of the net tangible assets ($0.6 million) being allocated to developed technology ($3.7 million), IPRD ($3.2 million), goodwill ($39.0 million), and related deferred tax liabilities ($4.8 million). In addition, $25.1 million of the purchase price was allocated to deferred compensation, which primarily represents the pro-rata portion of the intrinsic value of unvested exchangeable shares held by certain key Isopia shareholders at the date of the acquisition.

4. BALANCE SHEET DETAILS

Inventories are comprised of the following (in millions):

	September 30, 2001	June 30, 2001

Raw materials	$449	$600
Work in process	129	137
Finished goods	267	312

	$845	$1,049

Long-term investments are comprised of the following (in millions):

	September 30, 2001	June 30, 2001

Marketable securities	$4,068	$4,312
Strategic investments	336	365

	$4,404	$4,677

5. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the quarter ended September 30, 2001, are as follows (in millions):

Balance as of July 1, 2001	$2,126
Workforce reclassified as goodwill	13
Goodwill acquired during the period	42

Balance as of September 30, 2001	$2,181

The Company will complete its transitional impairment test during the quarter ending December 30, 2001.

Information regarding the Company’s other acquisition-related intangible assets is as follows (in millions):

	As of September 30, 2001			As of June 30, 2001

	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Developed technology	$296	$(183)	$113	$290	$(169)	$121
Customer base	57	(23)	34	57	(19)	38
Other	7	(2)	5	53	(27)	26

	$360	$(208)	$152	$400	$(215)	$185

Amortization expense of other acquisition-related intangible assets was $18 million for the three months ended September 30, 2001, and $3 million for the three months ended October 1, 2000.

Estimated amortization expense for the fiscal years ending June 30, are as follows (in millions):

2002	$72
2003	68
2004	30

$170

6. AMENDMENT TO STRATEGIC DEVELOPMENT AND MARKETING AGREEMENT WITH AMERICA ONLINE, INC.

Sun and AOL-Time Warner (AOL) have a Strategic Alliance consisting of several agreements between the parties, including a Strategic Development and Marketing Agreement (SDMA). The SDMA has a term of three years ending March 2002.

On September 25, 2001, Sun and AOL modified certain terms of the agreements to give Sun operational control of the Strategic Alliance during the remaining term of the SDMA. The amendment also fixed and accelerated the payment obligations that were otherwise due by the parties through March 2002 under the various agreements. As a result of these payments, which were made prior to September 30, 2001, Sun recognized a prepaid asset of approximately $75 million which will be amortized over the remaining term of the SDMA.

7. WORKFORCE REDUCTION AND FACILITY EXIT COSTS

Facility exit costs

In the fourth quarter of fiscal 2001, Sun elected to exit certain building leases and building projects. The Company accrued approximately $75 million for facility exit costs associated with this decision. The following activity impacted the accrual during the first quarter of fiscal 2002: (1) $18 million was charged against the accrual and (2) an additional $14 million was accrued to reflect a change in our facility exit cost estimates. It is anticipated that the facility exit activities will be completed by the end of fiscal 2002. These charges are classified as selling, general and administrative expense.

Workforce reduction and facility exit costs subsequent to September 30, 2001

On October 5, 2001, the Company announced a program to reduce its worldwide workforce by approximately 9% as well as consolidate excess facilities. As a result of this program, the Company expects to record a charge of approximately $500 million in the second quarter of fiscal 2002.

8. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related taxes, are as follows (in millions):

	Three Months Ended

	September 30, 2001	October 1, 2000

Net income (loss)	$(180)	$456
Change in unrealized value on investments, net	23	50
Change in unrealized fair value of derivative instruments	(28)	17
Translation adjustments, net	53	(6)

	$(132)	$517

The components of accumulated other comprehensive income (loss), net of related taxes, are as follows (in millions):

	September 30, 2001	June 30, 2001

Unrealized gains on investments, net	$76	$53
Unrealized gains (losses) on derivative instruments	(13)	15
Cumulative translation adjustments	(44)	(97)

	$19	$(29)

9. OPERATING SEGMENTS

The following table presents revenues, interdivision revenues and operating income (loss) for the Company’s segments for the three months ended September 30, 2001 and October 1, 2000. The Other segment consists of certain operating product groups that did not meet the requirements for a reportable segment, such as Sun’s Software Systems Group and iPlanet, and other miscellaneous functions, such as Corporate and Global Sales Operations (in millions):

	Computer Systems	Enterprise
	and Network Storage	Services	Other	Total

September 30, 2001
Revenues	$1,910	$804	$147	$2,861
Interdivision revenues	—	130	(130)	—
Operating income (loss)	178	192	(765)	(395)
October 1, 2000
Revenues	4,192	702	151	5,045
Interdivision revenues	—	108	(108)	—
Operating income (loss)	$1,528	$126	$(956)	$698

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements relating to our expectations as to product demand and products net revenue, our expectations regarding product mix trends, our expectations regarding services net revenue, revenues, results of operations, cash flows, products gross margin, our expectations regarding our services employee head count, our expectations to invest in our services business, our expectations regarding an approximate charge of $500 million relating to reductions in workforce and facilities, our expectations to continue developing systems and software products, our belief that to maintain our competitive position, we must continue to invest in new systems, software and microprocessor development as well as enhancing existing products, our expectations regarding the dollar amount of R&D expenses and management’s objectives to invest 10-11% of its net revenues in R&D, our expectations relating to selling, general and administrative expenses, our continual focus on efforts to achieve additional operating efficiencies and to review and improve our business processes, our continual focus on our cost structure, our expectations to continue investing in technology, resources and infrastructure to provide customers with an integrated portfolio of services, our expectations regarding the volatility of our marketable securities portfolio and interest income, our expected effective income tax benefit rate, our intentions as to stock repurchase activity, our belief that we have sufficient capital to meet our requirements for at least the next twelve months, our expectations regarding the timing of payments to be made related to workforce and facility reductions, our intent to focus on inventory management, and as set forth in the section entitled “Purchased in-process research and development expenses”: statements regarding our belief of the realization of expected economic return from acquired in-processed technology and resulting or related products, our ability to continue making substantial progress in the development and commercialization of acquired technologies and the significant assumptions underlying the valuation related to the IPRD.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in “RISK FACTORS,” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, increased competition, continued adverse changes in general economic conditions in the U.S. and internationally, including adverse changes in the specific markets for our products, adverse business conditions, adverse changes in customer order patterns, inability to successfully manage inventory levels, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, risks associated with foreign operations, failure to reduce costs or improve operating efficiencies, and our ability to attract, hire and retain key and qualified employees.

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

RESULTS OF OPERATIONS

Net revenues
(dollars in millions)

	Three Months Ended

	September 30, 2001	October 1, 2000	Change

Products net revenue	$2,057	$4,343	(52.6)%
Percentage of total net revenues	71.9%	86.1%
Services net revenue	$804	$702	14.5%
Percentage of total net revenues	28.1%	13.9%
Total net revenues	$2,861	$5,045	(43.3)%

Products net revenue

Products net revenue consists of revenue generated from the sale of our scalable computer systems and storage products, high-speed microprocessors, and our high-performance software for operating network computing equipment. Products net revenue in the first quarter of fiscal 2002 as compared with the corresponding period of fiscal 2001, was negatively impacted by weak global macroeconomic conditions and the resulting reduction in information technology (IT) spending. In the U.S., the September 11, 2001 terrorist attacks exacerbated the negative effects the weak economy had on our products net revenue.

Over 90% of our products net revenue in the first quarter of both fiscal 2002 and 2001 was generated by Computer Systems and Network Storage. Computer Systems and Network Storage consists primarily of servers, storage and desktop computers. Over 75% of the total decrease in products net revenue during the first quarter of fiscal 2002 was attributable to a decrease in our server and storage products revenue; this decline was primarily a result of the weaker global macroeconomic conditions. Revenues from the sale of desktop systems represented approximately 9% and 10% of products net revenue in the first quarter of fiscal 2002 and 2001, respectively. We expect the current product mix trend of the increasing percentage of products net revenue from server and storage products and decreasing percentage of products net revenue from desktop systems to continue in fiscal 2002.

If the current adverse macroeconomic conditions persist, we expect demand, and therefore, products net revenue in the second quarter of fiscal 2002 will be less than products net revenue in the comparable period in fiscal 2001. See “Net revenues by geographic area” for further discussion and analysis regarding specific regions.

Services net revenue

Services net revenue consists of Support Services, Professional Services and Educational Services. The 14.5% growth in services net revenue in the first quarter of fiscal 2002 compared with the first quarter of fiscal 2001 was primarily due to an increase in revenue from Support Services, and to a lesser degree an increase in revenue from Professional Services. Support Services revenue growth was a result of: (1) a larger installed base of hardware product units; and (2) a shift towards premium service and support contracts. Professional Services revenue growth was a result of our increased efforts to provide IT services to our new and existing customers.

Because a significant portion of our services revenue is generated by contracts related to product sales, our services net revenue could be negatively impacted by the adverse macroeconomic conditions which are currently impacting our products net revenue.

Net revenues by geographic area
(dollars in millions)

	Three Months Ended

	September 30, 2001	October 1, 2000	Change

U.S	$1,321	$2,699	(51.1)%
Americas-Other (Canada and Latin America)	128	192	(33.3)%

Americas-Total	1,449	2,891	(49.9)%
Percentage of net revenues	50.7%	57.3%
EMEA (Europe, Middle East and Africa)	862	1,370	(37.1)%
Percentage of net revenues	30.1%	27.2%
APAC (Asia, Australia and New Zealand)	550	784	(29.8)%
Percentage of net revenues	19.2%	15.5%
Total net revenues	$2,861	$5,045	(43.3)%

	Three Months Ended

	September 30, 2001	October 1, 2000	Change

U.S	$1,321	$2,699	(51.1)%
Percentage of net revenues	46.2%	53.5%
International	$1,540	$2,346	(34.4)%
Percentage of net revenues	53.8%	46.5%
Total net revenues	$2,861	$5,045	(43.3)%

Starting late in the second quarter of fiscal 2001, there was an unexpected and significant reduction in capital spending in many industries, which negatively impacted U.S. demand for our products and resulted in a decline in our products net revenue. This declining revenue trend has continued through the first quarter of fiscal 2002, resulting in a 51.1% decrease in our U.S. net revenues as compared with the corresponding period of fiscal 2001. The weak U.S. economic situation evolved into a worldwide adverse macroeconomic condition, which negatively impacted our non-U.S. revenues beginning in the fourth quarter of fiscal 2001. In the first quarter of fiscal 2002, capital spending continued to decline in many countries within the international regions in which we do significant business. As a result, our first quarter of fiscal 2002 revenues were lower in the majority of the countries within these international regions as compared with the corresponding period of fiscal 2001.

Within the EMEA region, net revenues decreased by 37.1% (primarily contributed by the United Kingdom, Northern Europe and Germany) during the first quarter of fiscal 2002, as compared with the corresponding period of fiscal 2001. Northern Europe is comprised primarily of the Scandinavian countries, the Netherlands, Belgium/Luxembourg, Eastern European countries and Russia. Within the APAC region, net revenues decreased by 29.8% (primarily contributed by Japan and Korea) during the first quarter of fiscal 2002 as compared with the corresponding period of fiscal 2001. Net revenues in the United Kingdom, Northern Europe, Germany, Japan and Korea collectively accounted for more than 65% of the total decrease in international net revenues for the first quarter of fiscal 2002 as compared with the corresponding period of fiscal 2001.

If the worldwide adverse macroeconomic conditions persist, our revenues, and potentially our results of operations and cash flows, will continue to be adversely affected.

Gross margin
(dollars in millions)

	Three Months Ended

	September 30, 2001	October 1, 2000	Change

Products gross margin	$770	$2,190	(64.8)%
Percentage of products net revenue	37.4%	50.4%
Services gross margin	$286	$240	19.2%
Percentage of services net revenue	35.6%	34.2%
Total gross margin	$1,056	$2,430	(56.5)%
Percentage of net revenues	36.9%	48.2%

Products gross margin

In the first quarter of fiscal 2002, products gross margin decreased by 13.0 percentage points as compared with the corresponding period of fiscal 2001. The vast majority of the gross margin percentage decline in the first quarter of fiscal 2002 was due to price reductions in our products sold and lower volumes of products manufactured, which is a result of the weak global macroeconomic conditions. In response to the decline in demand for our products since the second half of fiscal 2001, we reduced the volume of products manufactured. This reduction in volume adversely impacts our gross margin because certain of our manufacturing costs are fixed and have been set for higher capacities. In addition, certain vendor component cost improvements partially offset the impact of the pricing actions and reduced product volumes in the first quarter of fiscal 2002 as compared with the comparable period in fiscal 2001.

Should the global macroeconomic conditions continue to deteriorate further, products gross margin could continue to be adversely impacted.

Services gross margin

The 1.4 percentage point increase in services gross margin in the first quarter of fiscal 2002 as compared with the corresponding period of fiscal 2001 reflects the impact of: (1) decreased variable costs as a result of discretionary spending controls instituted; and (2) decreased capital and operating expenditures related to the deployment of service delivery technologies and processes. These cost reductions in the first quarter of fiscal 2002 as compared with the corresponding period of fiscal 2001 were partially offset by: (1) expanded field service delivery headcount to support increased customer service expectations and expected future growth in the service business; (2) increased fixed infrastructure costs; and (3) increased pricing pressure. While we anticipate our services employee headcount will decline in the second quarter of fiscal 2002, although at a slower rate than the planned approximately 9% Sun-wide headcount decrease, we will continue to invest in technology, resources and infrastructure to provide our customers with an integrated portfolio of proactive mission-critical services.

Operating expenses
(dollars in millions)

	Three Months Ended

	September 30, 2001	October 1, 2000	Change

Research and development	$473	$490	(3.5)%
Percentage of net revenues	16.5%	9.7%
Selling, general and administrative	$975	$1,229	(20.7)%
Percentage of net revenues	34.1%	24.4%
Goodwill amortization	$—	$13	(100)%
Percentage of net revenues	—%	0.3%
Purchased in-process research and development	$3	$—	100%
Percentage of net revenues	0.1%	—%

On October 5, 2001, we announced a program to reduce our workforce by approximately 9% and consolidate excess facilities. As a result of this program, we expect to record a charge of approximately $500 million in the second quarter of fiscal 2002, which will be reflected as a separate line item in our Statements of Operations.

Research and development expenses

R&D expenses, as a percentage of total net revenues, increased to 16.5% for the first quarter of fiscal 2002 from 9.7% for the corresponding period of fiscal 2001. The increase in the percentage of R&D expenses to total net revenues is the result of a decrease in revenues in the first quarter of fiscal 2002 as compared with the first quarter of fiscal 2001 (see “Net revenues” for further discussion). In dollars, R&D expenses decreased by 3.5% to $473 million in the first quarter of fiscal 2002, as compared with $490 million for the corresponding period of fiscal 2001, while R&D headcount increased by 12.3% on a year-over-year basis. The reduction in R&D expense is primarily due to a reduction in incentive compensation costs. Our R&D spending reflects our continued development of a broad line of scalable and reliable systems, including servers, desktop systems, storage technologies and SPARC™ microprocessors, as well as software products that utilize the Java™ platform, Solaris™ Operating Environment software and Jini™ network technology. We believe that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems, software, and microprocessor development, as well as continue to enhance existing products. We anticipate the dollar amount of R&D expenses for the second quarter of fiscal 2002 will approximate the amount incurred during the first quarter of fiscal 2002. It is management’s long-term objective to invest 10-11% of its net revenues in R&D.

Selling, general and administrative expenses

SG&A expenses, as a percentage of total net revenues, increased by 9.7 percentage points in the first quarter of fiscal 2002 as compared with the first quarter of fiscal 2001. This increase is a result of the decline in revenue in the current period. In dollars, SG&A expenses decreased $254 million to $975 million in the first quarter of fiscal 2002 from $1,229 million in the first quarter of fiscal 2001. As previously stated, late in the second quarter of fiscal 2001 we experienced a sharp decline in product demand, and we responded by reducing variable SG&A costs. During the first quarter of fiscal 2002, our SG&A expenses were lower than the corresponding period of fiscal 2001, which was primarily the result of: (1) lower variable compensation such as commissions and bonuses, net of increased incremental headcount costs for the same period; (2) significant cost cutting measures in the areas of travel, advertising, marketing, facilities and other types of discretionary spending, and (3) a decrease in the vacation accrual generated by our shutdown in July 2001.

We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. We anticipate the dollar amount of SG&A expenses for fiscal 2002 will approximate the amount incurred during fiscal 2001.

Goodwill amortization

On July 1, 2001, we early-adopted SFAS 142. In accordance with SFAS 142, goodwill is no longer amortized. See Note 2, “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion. In the first quarter of fiscal 2001, the $13 million goodwill amortization is primarily attributable to the acquisitions of MAXSTRAT, Star Division Corporation and Innosoft International, Inc.

Purchased in-process research and development expenses

Overview

In the first quarter of fiscal 2002, we acquired Isopia, Inc. (Isopia). Purchased in-process research and development expenses (IPRD) of $3.2 million in the first quarter of fiscal 2002 represented the write-off of in-process technologies associated with Isopia. There was no purchased IPRD in the first quarter of fiscal 2001. At the date of the Isopia acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and the IPRD had no alternative future uses. Accordingly, the amount was expensed on the acquisition date. See Note 3, “Business Combinations” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion.

Valuation of IPRD

We used independent third-party sources to calculate the amounts allocated to IPRD. In calculating IPRD, the independent third party used established valuation techniques accepted in the high-technology industry. These calculations gave consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the product’s underlying technology. The value of the IPRD reflects the relative value and contribution of the acquired research and development. We gave consideration to the R&D’s stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the projected cost to complete the project in determining the value assigned to IPRD.

The values assigned to developed technologies related to each acquisition were based upon discounted cash flows related to the existing products’ projected income stream. Elements of the projected income stream included revenues, cost of sales (COS), SG&A expenses, and R&D expenses. The discount rates used in the present value calculations were generally derived from a weighted average cost of capital, adjusted upward to reflect the additional risks inherent in the development life cycle, including the useful life of the technology, profitability levels of the technology, and the uncertainty of technology advances that are known at the date of each acquisition. Because each acquired entity’s IPRD is unique, the discount rate, revenue, COS, R&D and SG&A assumptions used varied on a case-by-case basis. We did not expect to achieve a material amount of expense reductions or synergies, therefore the valuation assumptions did not include significant anticipated cost savings.

Valuation assumptions

The following table summarizes the significant assumptions underlying the valuation related to the IPRD for the quarter ended September 30, 2001 (dollars in millions):

Percentage
		Estimated Cost	Percentage	Average	of Revenue
		to Complete	Complete at	Revenue				Discount
		Technology at	Time of	Growth	Average	Average	Average	Rate
Acquired Company	IPRD	Time of Acquisition	Acquisition	Rate	COS	SG&A	R&D	Used

Isopia, Inc.	$3.2	$0.6	45%	58%	13%	35%	2%	26%

Overview of significant purchased IPRD in the quarter ended September 30, 2001

Included below are further details regarding the nature of the purchased technology acquired during the quarter ended September 30, 2001.

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

At the acquisition date, Isopia was engaged in development activity associated with LearnTone, a web-based training content delivery technology. As of the acquisition date, this technology was still under development and substantial efforts needed to be completed prior to the release of a commercially viable product.

Overall status of business combinations prior to the quarter ended September 30, 2001

With respect to acquisitions completed prior to the quarter ended September 30, 2001, we believe that the projections we used in performing our valuations for each acquisition are still valid in all material respects; however, we cannot assure you that the projected results will be achieved. We continue to make substantial progress related to the development and commercialization of acquired technologies. Although we have experienced delays in the completion of certain of our development efforts and their related commercialization, the expected total costs to complete such technologies have not materially increased, individually or in the aggregate. We periodically evaluate our product development timeline and modify our overall business plan in response to various factors. Modifications to our business plan include the reallocation of resources among various alternative development projects. The impact of delays in the realization of economic benefits related to acquired technologies, individually or in the aggregate, has not been material to our overall consolidated financial position or results of operations as of and for the quarter ended September 30, 2001.

Loss on strategic investments
(dollars in millions)

	Three Months Ended

	September 30, 2001	October 1, 2000	Change

Loss on strategic investments, net	$(19)	$—	100%
Percentage of net revenues	0.7%	—%

Our strategic investments portfolio, which is primarily comprised of public and private technology companies, was negatively impacted by the decline in The Nasdaq National Market and the adverse macroeconomic conditions of the technology sector during the first quarter of fiscal 2002. The loss on strategic investments in the first quarter of fiscal 2002 includes $21 million related to a decline in market value that was considered other-than-temporary. This loss was offset by realized gains of $2 million on sales of certain marketable strategic equity securities.

Our decision to sell marketable strategic equity securities in the future will depend upon numerous factors, including the condition of the stock market and the status of the economy, many of which are not predictable nor within the control of Sun.

Interest income, net
(dollars in millions)

	Three Months Ended

	September 30, 2001	October 1, 2000	Change

Interest income, net	$107	$75	42.7%
Percentage of net revenues	3.7%	1.5%

The growth of interest income (net of interest expense) in the first quarter of fiscal 2002 is primarily the result of a $48 million gain realized on the sale of certain of our fixed income marketable securities.

The average duration of our portfolio of marketable securities increased from 1.12 years as of October 1, 2000 to 1.36 years as of September 30, 2001. In general, we would expect that the volatility of this portfolio would increase as its duration increases. Our interest income and expenses are sensitive primarily to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and marketable securities. To mitigate the impact of fluctuations in U.S. interest rates on our issued fixed-rate unsecured senior debt securities, we have entered into interest rate swap transactions so that the interest associated with these debt securities effectively becomes variable.

We expect our interest income in the second quarter of fiscal 2002 will approximate our interest income earned (excluding realized gains) in the first quarter of fiscal 2002.

Income taxes
(dollars in millions)

	Three Months Ended

	September 30, 2001	October 1, 2000	Change

Provision (benefit) for income taxes	$(127)	$263	(148)%
Percentage of income before taxes and cumulative effect of change in accounting principle	41.5%	34.0%

Our effective income tax benefit rate was 41.5% for the first quarter of fiscal 2002 as compared to an effective income tax provision rate of 34% for the first quarter of fiscal 2001. The change in our effective income tax rate is due to a change in our profitability.

We currently expect the fiscal 2002 effective income tax benefit rate to remain at 41.5%. However, our previously discussed workforce reduction and facility exit cost charges are expected to reduce our effective income tax benefit rate by approximately 1.3% to 40.2% in the second quarter of fiscal 2002. Our expected effective income tax rate is based on current tax law and current estimates of earnings, and is subject to change.

LIQUIDITY AND CAPITAL RESOURCES
(dollars in millions)

	September 30, 2001	June 30, 2001	Change

Cash, cash equivalents, and non-strategic investments	$6,006	$6,171	$(165)
Percentage of total assets	34.6%	33.9%	2.1%
Days sales outstanding (DSO)	69	67	(3.0)%
Inventory turns	11.8	12.5	(5.6)%

	Three Months Ended

	September 30, 2001	October 1, 2000	Change

Cash provided by operating activities	$333	$701	$(368)
Cash used in investing activities	$(534)	$(665)	$131
Cash used in financing activities	$(250)	$(81)	$(169)
Net decrease in cash and cash equivalents	$(451)	$(45)	$(406)

In the first quarter of fiscal 2002, cash, cash equivalents and non-strategic investments decreased by $165 million from the fourth quarter of fiscal 2001. The decrease in cash and cash equivalents (excluding non-strategic investments) of $451 million primarily consists of the cash provided by operating activities of $333 million, less the following investing and financing uses: (1) capital spending of $213 million for real estate development and equipment additions to support product development and infrastructure initiatives; (2) net purchases of investments for $254 million; and (3) acquisition of treasury stock for $266 million.

Cash flows provided by operating activities were generated primarily from net income (as adjusted for depreciation and amortization, and tax benefits from employee stock plans) and decreases in accounts receivable (net) and inventory; these cash influxes were partially offset by decreases in accounts payable and other liabilities. Accounts receivable (net) decreased to $2,183 million at September 30, 2001 from $2,955 million at June 30, 2001. The decrease in accounts receivable (net) and increase in DSO were primarily due to the lower volume of sales and timing of payments by customers. Inventory decreased to $845 million at September 30, 2001 from $1,049 million at June 30, 2001. While we were successful in decreasing inventory during the quarter, inventory turns have slightly declined. The decrease in inventory turns is a reflection of increased inventory for new product releases and lower shipment volumes impacted by the continued decrease in demand for our products due to certain unfavorable economic conditions. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times with the risk of inventory obsolescence because of rapidly changing technology and customer requirements. The accounts payable and other liabilities decrease of $761 million in the first quarter of fiscal 2002 is primarily due to the reduction in operating expenses and the timing of payments to vendors.

Decisions related to how much cash is used for investing and financing purposes are influenced by the expected amount of cash to be provided by operations. In addition, Sun continually evaluates whether we will acquire our outstanding common stock under our various stock repurchase programs by considering various factors such as our projected cash flow requirements and Sun’s stock price on the open market.

We have a $500 million revolving credit facility (“Facility”) with a syndicate of commercial banks. The Facility is available subject to compliance with certain covenants. Sun was in compliance with the covenants as of September 30, 2001. No amounts were outstanding under the Facility at September 30, 2001.

In August 1999, we issued $1.5 billion in unsecured debt securities in four tranches (the “Senior Notes”). The Senior Notes are due at various times between August 2002 and August 2009 ($200 million due on August 15, 2002 and bearing interest at 7%). In addition, we currently have effective shelf registration statements on file with the Securities and Exchange Commission that permit us to offer an additional $2.5 billion of debt securities and common and preferred stock in one or more separate series, in amounts, at prices, and on terms to be set forth in the prospectus contained in these registration statements and in one or more supplements to the prospectus.

We believe that the liquidity provided by existing cash, cash equivalents, and non-strategic investments, along with our borrowing arrangements described above and cash generated from operations, will provide sufficient capital to meet our requirements for at least the next 12 months. The cash expenditures relating to workforce reductions and termination of facility agreements will be substantially paid during the second and third quarters of fiscal 2002; any facility agreements which we are unable to terminate but have exited will be paid over their respective lease terms. We believe our level of financial resources is a significant competitive factor in our industry and we may choose at any time to raise additional capital through debt or equity financing to strengthen our financial position, facilitate growth, and provide us with additional flexibility to take advantage of business opportunities that may arise.

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

Our competitors are some of the largest, most successful companies in the world. They include International Business Machines Corporation (IBM), Hewlett-Packard Company (HP), Compaq Computer Corporation (Compaq), and EMC Corporation (EMC). Our future competitive performance depends on a number of factors, including our ability to: continually develop and introduce new products and services with better prices and performance than those offered by our competitors; offer a wide range of products and solutions from small single processor systems to large complex enterprise level systems; offer solutions to customers that operate effectively within a computing environment that includes hardware and software from multiple vendors; offer products that are reliable and that ensure the security of data and information; create products for which third party software vendors will develop a wide range of applications; and offer high quality products and services.

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

Over the last several years, we have invested significantly in our storage products business with a view to increasing the sales of these products both on a standalone basis to customers using the systems of our competitors, and as part of the systems that we sell. The intelligent storage products business is intensely competitive. EMC is currently the leader in this market. We recently entered into an agreement with Hitachi, LTD. and Hitachi Data Systems Corporation (collectively “Hitachi”) under which we and Hitachi will collaborate to provide hardware, software and support solutions. To the extent we are unable to penetrate this market and compete effectively, our business and operating results could be adversely affected.

The products we make are very complex. If we are unable to rapidly and successfully develop and introduce new products and manage our inventory, we will not be able to satisfy customer demand.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that our customers choose to buy. If we are unable to develop new products, our business and operating results could be adversely affected. We must quickly develop, introduce, and deliver in quantity new, complex systems, software, and hardware products and components. These include products which incorporate our new UltraSPARC III™ architecture and the Solaris Operating Environment which we plan to continue to deploy during fiscal 2002, and other products. The development process for these complicated products is very uncertain. It requires high levels of innovation from both our product designers and the suppliers of the components used in our products. The development process is also lengthy and costly. If we fail to accurately anticipate our customers’ needs and technological trends, or are otherwise unable to complete the development of a product on a timely basis, we will be unable to introduce new products into the market on a timely basis, if at all, and our business and operating results would be adversely affected.

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

The manufacture and introduction of our new hardware and software products is also a complicated process. Once we have developed a new product we face several challenges in the manufacturing process. We must be able to manufacture new products in high enough volumes so that we can have an adequate supply of new products to meet customer demand. We must be able to manufacture the new products at acceptable costs. This requires us to be able to accurately forecast customer demand so that we can procure the appropriate components at optimal costs. Forecasting demand requires us to predict order volumes, the correct mixes of our software and hardware products, and the correct configurations of these products. We must manage new product introductions, like the continued deployments of systems which incorporate our new UltraSPARC III architecture during fiscal 2002, to minimize the impact of customer-delayed purchases of existing products in anticipation of new product releases. We must also try to reduce the levels of older product and component inventories to minimize inventory write-offs. If we have excess inventory, it may be necessary to reduce our prices and write down inventory, which could result in lower gross margins. Additionally, we may decide to adjust prices of our existing products during this process to try to increase customer demand for these products. If we are introducing new products at the same time or shortly after the price adjustment, this will complicate our ability to anticipate customer demand for our new products. We continuously evaluate the competitiveness of our product and service offerings. These evaluations could also result in repricing actions in the near term. Our future operating results would be adversely affected if such repricing actions were to occur and we were unable to mitigate the resulting margin pressure by maintaining a favorable mix of systems, software, service and other products, or if we were unsuccessful in achieving component cost reductions, operating efficiencies and increasing volumes.

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

We depend heavily on our suppliers to timely design, manufacture, and deliver the necessary components for our products. While many of the components we purchase are standard, we do purchase some components, specifically color monitors and custom memory integrated circuits such as static random access memories (SRAMS) and video random access memories (VRAMS), that require long lead times to manufacture and deliver. Long lead times make it difficult for us to plan component inventory levels in order to meet the customer demand for our products. In addition, in the past, we have experienced shortages in certain of our components (specifically, dynamic random access memories (DRAMS) and SRAMS). If a component delivery from a supplier is delayed, if we experience a shortage in one or more components, or if we are unable to provide for adequate levels of component inventory, our new and existing product shipments could be delayed and our business and operating results could be adversely affected.

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

Generally, the computer systems we sell to customers incorporate hardware and software products that we sell, such as UltraSPARC microprocessors, the Solaris Operating Environment and Sun StorEdge™ storage products. Any delay in the development of the software and hardware included in our systems could delay our shipment of these systems. Delays in the development and introduction of our products may occur for various reasons. For example, delays in software development could delay shipments of related new hardware products.

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

Acquisitions/Alliances. If, in the future, we acquire technologies, products, or businesses, or we form alliances with companies requiring technology investments or revenue commitments we will face a number of risks to our business. The risks we may encounter include those associated with integrating or co-managing operations, personnel, and technologies acquired or licensed, and the potential for unknown liabilities of the acquired or combined business. Also, we early-adopted the new Statement of Financial Accounting Standards No. 142 (SFAS 142) “Goodwill and Other Intangible Assets,” as of July 1, 2001. Accordingly, our goodwill and other intangible assets that have an indefinite useful life are no longer amortized but instead reviewed at least annually for impairment. If general macroeconomic conditions continue to deteriorate, affecting our business and operating results over the long-term, we could be required to record impairment charges related to goodwill and other intangible assets, which could adversely affect our financial results. In addition, our business and operating results could be adversely affected if our acquisition or alliance activities are not successful.

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

We depend on the telecommunications, financial services and manufacturing industries for a significant portion of our revenues. Significant reduction in technology capital spending in these industries caused by worsening economic conditions, such as we experienced over the last two quarters of fiscal 2001 and the first quarter of fiscal 2002, may continue to result in decreased revenues and earnings. Our revenues are dependent on the level of technology capital spending in the United States and international economies. A number of telecommunications companies recently filed for bankruptcy protection, and others announced significant reductions and deferrals in capital spending. If capital spending continues to decline in these industries over an extended period of time, our business will continue to be adversely affected.

Our acquisition and alliance activities could disrupt our ongoing business.

We intend to continue to make investments in companies, products, and technologies, either through acquisitions or investment alliances. For example, we have purchased several companies in the past and have also formed alliances, such as our recently announced alliance with Hitachi for the collaboration on, and delivery of, a broad range of storage products and services. Acquisitions and alliance activities often involve risks, including: difficulty in assimilating the acquired operations and employees; difficulty in managing product codevelopment activities with our alliance partners; retaining the key employees of the acquired operation; disruption of our ongoing business; inability to successfully integrate the acquired technology and operations into our business and maintain uniform standards, controls, policies, and procedures; and lacking the experience to enter into new product or technology markets.

Failure to manage these alliance activities effectively and to integrate entities or assets that we acquire could adversely affect our operating results or financial condition.

We depend on key employees and face competition in hiring and retaining qualified employees.

Our employees are vital to our success, and our key management, engineering, and other employees are difficult to replace. We generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. The expansion of high technology companies in Silicon Valley and Colorado, as well as in other regions, has increased demand and competition for highly qualified technical personnel. We may not be able to attract, assimilate, or retain highly qualified technical employees in the future. These factors could adversely affect our business.

Business interruptions could adversely affect our business.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults. In addition, many of our facilities are located on filled land and, therefore, may be more susceptible to damage if an earthquake occurs. We do not carry earthquake insurance for direct earthquake related losses. Our facilities in the State of California, including our corporate headquarters and other critical business operations, may be subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts occur, they could disrupt the operations of our affected facilities. In addition, we do not carry business interruption insurance or carry financial reserves against business interruptions arising from earthquakes and certain electrical blackouts. If a business interruption occurs, our business could be adversely affected.

Our marketable strategic equity securities are subject to equity price risk and their value may fluctuate.

From time to time, we make equity investments for the promotion of business and strategic objectives in publicly traded and non-publicly traded companies. The market price and valuation of the securities that we hold in these companies may fluctuate due to market conditions and other circumstances over which we have little or no control. Many of the companies in which we have invested have experienced significant volatility in their stock prices. We typically do not attempt to reduce or eliminate this equity price risk, through hedging or similar techniques, and market price and valuation fluctuations could impact our financial results. To the extent that the fair value of these securities was less than our cost over an extended period of time, our net income would be reduced. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for further discussion.

Our stock price can be volatile.

Our stock price, like that of other technology companies, can be volatile. For example, our stock price can be affected by many factors such as quarterly increases or decreases in our earnings; speculation in the investment community about our financial condition or results of operations and changes in revenue or earnings estimates, announcement of new products, technological developments, alliances, acquisitions or divestitures by us or one of our competitors. In addition, general adverse macroeconomic and market conditions unrelated to our performance may also adversely affect our stock price.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at September 30, 2001. Actual results may differ materially.

Interest Rate Sensitivity

Our investment portfolio consists primarily of fixed income instruments with an average duration of 1.36 years as of September 30, 2001. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, a hypothetical 150 BPS increase in interest rates would result in an approximate $50 million decrease in the fair value of our investments in debt securities as of September 30, 2001.

We also have various interest-rate swap agreements which modify the interest characteristics of the Senior Notes so that the interest payable on the Senior Notes effectively becomes variable and thus matches the variable interest rate received from our cash and marketable securities. Accordingly, interest rate fluctuations impact the fair value of our Senior Notes outstanding, which will be offset by corresponding changes in the fair value of the swap agreements. However, by entering into these swap agreements, we have a cash flow exposure related to the risk interest rates may increase. For example, a hypothetical 150 BPS increase in interest rates would result in an approximate $20 million decrease in cash.

Foreign Currency Exchange Risk

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of manufacturing and sales activities outside of the U.S., we enter into transactions in other currencies, primarily the Japanese yen, the British pound and the Euro. We enter into foreign exchange forward and option contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. Based on our foreign currency exchange instruments outstanding at September 30, 2001, we estimate a maximum potential one-day loss in fair value of approximately $15 million, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables, and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. Foreign currency fluctuations did not have a material impact on our results of operations and financial position during the first three months of fiscal 2002.

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

Equity Security Price Risk

We are exposed to price fluctuations on the marketable portion of equity securities included in our portfolio of strategic investments. These investments are generally in companies in the high-technology industry sector, many of which are small capitalization stocks. We typically do not attempt to reduce or eliminate the market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $6 million decrease in the fair value of our available-for-sale strategic equity investments as of September 30, 2001. At September 30, 2001, three equity securities represented approximately $22 million of the total fair value of the marketable strategic equity securities of $31 million.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, Sun becomes involved in claims and legal proceedings that arise in the ordinary course of its business. We are currently subject to several such claims and legal proceedings. We do not believe that the resolution of these legal proceedings will have a material adverse effect on us.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

10.65(1)	Registrant’s 1990 Long-Term Equity Incentive Plan, as amended on August 15, 2001.

10.82A	Letter Amendment to Revolving Credit Agreement dated November 9, 2001.

10.85	Registrant’s Section 162(m) Performance-Based Executive Bonus Plan dated August 15, 2001.

(1) Incorporated by reference to Registrant’s Registration on Form S-8 filed on November 13, 2001.

  (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the first quarter of fiscal 2002.

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

/s/ Michael E. Lehman

Michael E. Lehman Executive Vice President, Corporate Resources and Chief Financial Officer (Principal Financial Officer)

/s/ Michael L. Popov

Michael L. Popov Vice President and Corporate Controller (Chief Accounting Officer)

Dated: November 14, 2001

EXHIBITS INDEX

  (a)  Exhibits

10.65(1)	Registrant’s 1990 Long-Term Equity Incentive Plan, as amended on August 15, 2001.

10.82A	Letter Amendment to Revolving Credit Agreement dated November 9, 2001.

10.85	Registrant’s Section 162(m) Performance-Based Executive Bonus Plan dated August 15, 2001.

(1) Incorporated by reference to Registrant’s Registration on Form S-8 filed on November 13, 2001.

  (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the first quarter of fiscal 2002.