Form 10-Q
period 2001-12-30
SUN MICROSYSTEMS INC
filed 2002-02-12
CIK 709519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2001

or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number: 0-15086

     ________________________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES (X)	NO ( )

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 24, 2002

Common Stock — $0.00067 par value	3,248,420,088

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUN MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended

	December 30,	December 31,	December 30,	December 31,
	2001	2000	2001	2000

Net revenues:

Products	$2,260	$4,317	$4,317	$8,660

Services	848	798	1,652	1,500

Total net revenues	3,108	5,115	5,969	10,160

Cost of sales:

Cost of sales-products	1,437	2,153	2,724	4,306

Cost of sales-services	532	518	1,050	980

Total cost of sales	1,969	2,671	3,774	5,286

Gross margin	1,139	2,444	2,195	4,874

Operating expenses:

Research and development	428	497	901	987

Selling, general and administrative	966	1,194	1,927	2,423

Restructuring charges	511	—	525	—

Goodwill amortization	—	42	—	55

Purchased in-process research and development	—	71	3	71

Total operating expenses	1,905	1,804	3,356	3,536

Operating income (loss)	(766)	640	(1,161)	1,338

Gain (loss) on equity investments, net	(39)	1	(58)	1

Interest income, net	68	91	175	166

Income (loss) before income taxes and cumulative effect of change in accounting principle	(737)	732	(1,044)	1,505

Provision (benefit) for income taxes	(306)	309	(433)	572

Income (loss) before cumulative effect of change in accounting principle	(431)	423	(611)	933

Cumulative effect of change in accounting principle, net	—	—	—	(54)

Net income (loss)	$(431)	$423	$(611)	$879

Net income (loss) per common share-basic:

Income (loss) before cumulative effect of change in accounting principle	$(0.13)	$0.13	$(0.19)	$0.29

Cumulative effect of change in accounting principle	—	—	—	(0.02)

Net income (loss) per common share-basic	$(0.13)	$0.13	$(0.19)	$0.27

Net income (loss) per common share-diluted:

Income (loss) before cumulative effect of change in accounting principle	$(0.13)	$0.12	$(0.19)	$0.27

Cumulative effect of change in accounting principle	—	—	—	(0.01)

Net income (loss) per common share-diluted	$(0.13)	$0.12	$(0.19)	$0.26

Shares used in the calculation of net income (loss) per common share — basic	3,239	3,229	3,240	3,217

Shares used in the calculation of net income (loss) per common share — diluted	3,239	3,430	3,240	3,433

See accompanying notes.

SUN MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	December 30, 2001	June 30, 2001

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$1,205	$1,472

Short-term investments	648	387

Accounts receivable, net	2,274	2,955

Inventories	624	1,049

Deferred and prepaid tax assets	1,651	1,102

Prepaid expenses and other current assets	861	969

Total current assets	7,263	7,934

Property, plant and equipment, net	2,596	2,697

Long-term investments	4,431	4,677

Goodwill	2,180	2,126

Other acquisition-related intangible assets	134	185

Other assets, net	549	562

	$17,153	$18,181

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Short-term borrowings	$217	$3

Accounts payable	871	1,050

Accrued payroll-related liabilities	405	488

Accrued liabilities and other	1,742	1,778

Deferred revenues and customer deposits	1,626	1,827

Total current liabilities	4,861	5,146

Long-term debt and other obligations	2,393	2,449

Total stockholders’ equity	9,899	10,586

	$17,153	$18,181

See accompanying notes.

SUN MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended

	December 30, 2001	December 31, 2000

Cash flows from operating activities:

Net income (loss)	$(611)	$879

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	478	363

Amortization of goodwill (2000 only) and other acquisition-related charges	55	87

Tax benefits from employee stock plans	41	621

Loss (gain) on equity investments, net	58	(1)

Other	3	125

Changes in operating assets and liabilities:

Accounts receivable, net	681	(516)

Inventories	425	(233)

Prepaids and other assets	173	(467)

Accounts payable	(179)	292

Other liabilities	(709)	106

Net cash provided by operating activities	415	1,256

Cash flows from investing activities:

Purchases of investments	(7,822)	(5,646)

Proceeds from sales and maturities of investments	7,739	4,676

Acquisitions of property, plant and equipment	(335)	(572)

Acquisitions of spare parts and other assets	(59)	(54)

Payments for acquisitions, net of cash acquired	(40)	(24)

Net cash used in investing activities	(517)	(1,620)

Cash flows from financing activities:

Principal payments on borrowings and other obligations	(3)	(15)

Proceeds from issuance of common stock, net	104	244

Acquisition of treasury stock	(266)	(311)

Net cash used in financing activities	(165)	(82)

Net decrease in cash and cash equivalents	(267)	(446)

Cash and cash equivalents, beginning of period	1,472	1,849

Cash and cash equivalents, end of period	$1,205	$1,403

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$57	$56

Income taxes	$118	$331

Supplemental schedule of noncash investing activities:

Stock and options issued in connection with acquisitions	$29	$2,078

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

Basis of presentation

The consolidated financial statements include the accounts of Sun and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. Certain amounts from prior year financial statements have been reclassified to conform to the current year presentation.

While the quarterly financial information is unaudited, the financial statements included in this report reflect all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for the interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated balance sheet as of June 30, 2001 has been derived from the audited consolidated balance sheet as of that date. The information included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2001 and its quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2001 filed with the Securities and Exchange Commission on September 20, 2001 and November 14, 2001, respectively.

Computation of net income (loss) per common share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding (adjusted for treasury stock and common stock subject to repurchase activity) during the period. Diluted net income (loss) per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period; dilutive common equivalent shares consist primarily of stock options. There were 201 million and 216 million dilutive common equivalent shares for the three and six months ended December 31, 2000, respectively. For the three and six months ended December 30, 2001, 112 million and 113 million common equivalent shares, respectively, were excluded from the computation of diluted net income (loss) per common share because they were anti-dilutive.

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

In addition, as of July 1, 2001, the Company early adopted SFAS 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis.

In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective July 1, 2001. In addition, the Company recharacterized acquired workforce (and its related deferred tax liabilities) as goodwill because it is no longer defined as an acquired intangible asset under SFAS 141. Accordingly, no acquired workforce amortization was recognized during the three months and the six months ended December 30, 2001.

The provisions of SFAS 142 also require the completion of a transitional impairment test within six months of adoption, with any impairments treated as a cumulative effect of change in accounting principle. During the quarter ended December 30, 2001, the Company completed the transitional impairment test, which did not result in impairment of recorded goodwill.

For further discussion, see Note 5, “Goodwill and Other Acquisition-Related Intangible Assets.”

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill and workforce amortization, net of the related income tax effect, follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended

	December 30,	December 31,	December 30,	December 31,
	2001	2000	2001	2000

Reported net income (loss)	$(431)	$423	$(611)	$879

Add: Goodwill amortization	—	42	—	55

Workforce amortization	—	1	—	1

Tax impact	—	23	—	24

Adjusted net income (loss)	$(431)	$489	$(611)	$959

Basic earnings per share:

Reported earnings per share — basic	$(0.13)	$0.13	$(0.19)	$0.27

Add: Goodwill amortization	—	0.01	—	0.02

Workforce amortization	—	—	—	—

Tax impact	—	0.01	—	0.01

Adjusted earnings per share — basic	$(0.13)	$0.15	$(0.19)	$0.30

Diluted earnings per share:

Reported earnings per share — diluted	$(0.13)	$0.12	$(0.19)	$0.26

Add: Goodwill amortization	—	0.01	—	0.01

Workforce amortization	—	—	—	—

Tax impact	—	0.01	—	0.01

Adjusted earnings per share — diluted	$(0.13)	$0.14	$(0.19)	$0.28

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

3. BUSINESS COMBINATIONS

The Company completed two acquisitions in the first half of fiscal 2002. Sun’s acquisition of ISOPIA, Inc. (Isopia) on July 26, 2001 is described below (the second acquisition was insignificant). The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

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

4. BALANCE SHEET DETAILS

Inventories are comprised of the following (in millions):

	December 30, 2001	June 30, 2001

Raw materials	$305	$600

Work in process	104	137

Finished goods	215	312

	$624	$1,049

Long-term investments are comprised of the following (in millions):

	December 30, 2001	June 30, 2001

Marketable debt securities	$4,117	$4,312

Equity investments	314	365

	$4,431	$4,677

Long-term investments are comprised of marketable debt securities and equity investments. Marketable debt securities consist primarily of corporate bonds, floating-rate notes, and asset-backed and mortgage-backed securities with original maturities beyond three months. All marketable debt securities are held in the Company’s name and are held in custody with primarily one major financial institution. The Company’s policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates.

Equity investments include marketable equity securities, which represent equity holdings in publicly traded companies, and other equity holdings, which represent equity holdings in non-publicly traded companies and third-party investments in venture capital funds. Equity investments are contained within our internally-managed venture capital fund. The Company monitors for potential impairment of its equity investments and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. “Gain (loss) on equity investments, net” is comprised of gains and losses realized on the disposal of equity investments and impairment charges recognized on equity investments.

5. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the six months ended December 30, 2001, are as follows (in millions):

	Computer
	Systems
	and Network	Enterprise
	Storage	Services	Other	Total

Balance as of July 1, 2001	$2,071	$9	$46	$2,126

Workforce reclassified as goodwill	10	1	1	12

Goodwill acquired during the period	3	39	—	42

Balance as of December 30, 2001	$2,084	$49	$47	$2,180

Information regarding the Company’s other acquisition-related intangible assets is as follows (in millions):

	As of December 30, 2001			As of June 30, 2001

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Developed technology	$296	$(196)	$100	$290	$(169)	$121

Customer base	57	(27)	30	57	(19)	38

Other	7	(3)	4	53	(27)	26

	$360	$(226)	$134	$400	$(215)	$185

Amortization expense of other acquisition-related intangible assets was $18 million and $36 million for the three months and six months ended December 30, 2001, respectively, and $9 million and $12 million for the three months and six months ended December 31, 2000, respectively.

Estimated amortization expense for the fiscal years ending June 30, is as follows (in millions):

2002	$72

2003	68

2004	30

$170

6. AMENDMENT TO STRATEGIC DEVELOPMENT AND MARKETING AGREEMENT WITH AMERICA ONLINE, INC.

Sun and AOL-Time Warner (AOL) have a Strategic Alliance consisting of several agreements between the parties, including a Strategic Development and Marketing Agreement (SDMA). The SDMA has a term of three years ending March 2002.

On September 25, 2001, Sun and AOL modified certain terms of the agreements to give Sun operational control of the Strategic Alliance during the remaining term of the SDMA. The amendment also fixed and accelerated the payment obligations that were otherwise due by the parties through March 2002 under the various agreements. As a result of these payments, which were made prior to September 30, 2001, Sun initially recognized a prepaid asset of approximately $75 million which will be amortized over the remaining term of the SDMA. As of December 30, 2001, $34 million of the prepaid asset remains unamortized.

7. RESTRUCTURING CHARGES

Fiscal 2002 restructuring plan

In response to the continuing global economic slowdown, the Company began implementing a workforce reduction and facility exit plan in the second quarter of fiscal 2002. This restructuring resulted in a charge of $511 million. The goal of the restructuring is to reduce costs and improve operating efficiencies in order to adjust to the current business environment. Specifically, it is the Company’s intent to reduce its headcount by approximately 9% (or 3,900 employees and contractors) and to eliminate excess facility capacity in light of revised facility requirements.

The Company recorded a workforce reduction charge of $146 million relating to severance and related fringe benefits for employees. The restructuring will result in the termination of approximately 3,400 employees across all employee levels, business functions, operating units, and geographic regions. As of December 30, 2001, approximately 3,000 employees had been terminated as a result of the restructuring. The remaining identified employees are anticipated to be terminated during the third and fourth quarters of fiscal 2002, depending on the local employment laws that govern such employees.

In addition, the Company recorded a charge of $365 million relating to the consolidation of excess facilities. The facility exit charges include:

•	$282 million of estimated future obligations for noncancelable lease payments (net of estimated sublease income) or termination fees generated by exiting excess rental facilities. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and then current real estate market conditions. In addition, the Company intends to sublease certain leased facilities and estimated the sublease income based on then current real estate market conditions or, where applicable, amounts being negotiated;

•	$66 million for the impairment of in-process construction costs related to the termination of certain building construction projects;

•	$17 million for the impairment of property and equipment (primarily leasehold improvements) for which there are insufficient cash flows to support the carrying cost. The property and equipment impairment was determined based on the difference between the assets’ estimated fair value and its carrying value as of December 30, 2001.

The Company expects to exit the facilities relating to the amounts accrued under the restructuring by no later than December 31, 2002.

Fiscal 2001 facility exit plan

In the fourth quarter of fiscal 2001, Sun elected to exit certain building leases and building projects. The Company charged approximately $75 million for facility exit costs associated with this decision, of which $46 million was reflected as an accrual as of June 30, 2001. An additional $14 million was charged in the first quarter of fiscal 2002 to reflect changes in Sun’s sublease income assumptions.

The following table sets forth an analysis of the restructuring accrual activity for the six months ending December 30, 2001 (in millions):

			FY'01 Facility
	FY'02 Restructuring Plan		Exit Plan	Total

	Severance and	Facilities-	Facilities-
	Benefits	related	related

Balance of accrual as of June 30, 2001	$—	$—	$46	$46

Restructuring provision:

Severance and benefits	146	—	—	146

Accrued lease costs	—	282	—	282

Property and equipment impairment	—	83	—	83

Provision adjustments	—	—	14	14

Total restructuring charges in fiscal 2002	146	365	14	525

Cash paid	(72)	(1)	(8)	(81)

Non-cash charges	—	(83)	—	(83)

Balance of accrual as of December 30, 2001	$74	$281	$52	$407

The remaining cash expenditures relating to workforce reductions and termination of lease agreements are expected to be substantially paid by the fourth quarter of fiscal 2002. The current estimates accrued for abandoned leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2018. As of December 30, 2001, $233 million of the $407 million accrual was classified as current and the remaining $174 million was classified as noncurrent.

The above restructuring charges are based on certain estimates which are subject to change. Changes to the estimates will be reflected as a “provision adjustment” on the above table in the period the changes in estimates are made.

8. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related taxes, are as follows (in millions):

	Three Months Ended		Six Months Ended

	December 30,	December 31,	December 30,	December 31,
	2001	2000	2001	2000

Net income (loss)	$(431)	$423	$(611)	$879

Change in unrealized value of investments, net	(29)	(126)	(6)	(76)

Change in unrealized fair value of foreign exchange hedging contracts	11	(10)	(17)	7

Translation adjustments, net	(17)	(13)	36	(19)

	$(466)	$274	$(598)	$791

The components of accumulated other comprehensive income (loss), net of related taxes, are as follows (in millions):

	December 30, 2001	June 30, 2001

Unrealized gains on investments, net	$47	$53

Unrealized gains (losses) on foreign exchange hedging contracts	(2)	15

Cumulative translation adjustments	(61)	(97)

	$(16)	$(29)

9. OPERATING SEGMENTS

The following table presents revenues, interdivision revenues and operating income (loss) for the Company’s segments. The Other segment consists of certain operating product groups that did not meet the requirements for a reportable segment, such as Sun’s Software Systems Group and iPlanet, and other miscellaneous functions, such as Corporate and Global Sales Operations. It is not unusual for the Company to have minor reorganizations from time-to-time during the year; under such circumstances, the historical information is updated to reflect the changes in business:

	Computer Systems	Enterprise
Three Months Ended (in millions)	and Network Storage	Services	Other	Total

December 30, 2001

Revenues	$2,111	$848	$149	$3,108

Interdivision revenues	—	121	(121)	—

Operating income (loss)	266	206	(1,238)	(766)

December 31, 2000

Revenues	4,140	798	177	5,115

Interdivision revenues	—	118	(118)	—

Operating income (loss)	$1,484	$168	$(1,012)	$640

	Computer Systems	Enterprise
Six Months Ended (in millions)	and Network Storage	Services	Other	Total

December 30, 2001

Revenues	$4,020	$1,652	$297	$5,969

Interdivision revenues	—	251	(251)	—

Operating income (loss)	466	388	(2,015)	(1,161)

December 31, 2000

Revenues	8,332	1,500	328	10,160

Interdivision revenues	—	226	(226)	—

Operating income (loss)	$3,029	$294	$(1,985)	$1,338

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements relating to our expectations as to product demand and products net revenue, our expectations regarding product mix trends, our expectations regarding services net revenue, revenues, results of operations, cash flows and products gross margin, our expectations to invest in our services business, our expectations to continue developing systems and software products, our belief that to maintain our competitive position, we must continue to invest in new systems, software and microprocessor development as well as enhancing existing products, our expectations regarding the dollar amount of R&D expenses and management’s long-term objectives to invest 10-11% of its net revenues in R&D, our plans relating to certain variable costs and performance-based incentives and selling, general and administrative expenses, our continual focus on efforts to achieve additional operating efficiencies and to review and improve our business processes, our continual focus on our cost structure, our expectations to continue investing in technology, to provide customers with an integrated portfolio of services, our intent to reduce headcount by approximately 9%, and the timing of termination for the remaining employees to be terminated and facilities to be exited under our restructuring plan, our intent to sublease certain leased facilities, our expectations regarding the volatility of our marketable debt securities portfolio and interest income, our expected effective income tax benefit rate, our intentions as to stock repurchase activity, our belief that we have sufficient capital to meet our requirements for at least the next twelve months, our expectations regarding the timing of payments to be made related to workforce and facility reductions, our intent to focus on inventory management, and as set forth in the section entitled “Purchased in-process research and development expenses”: statements regarding our belief of the realization of expected economic return from acquired in-processed technology and resulting or related products, our expected expense reductions or synergies, our ability to continue making substantial progress in the development and commercialization of acquired technologies, the expected total cost to complete the technologies and the significant assumptions underlying the valuation related to the IPRD.

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

RESULTS OF OPERATIONS

Net revenues
(dollars in millions)

	Three Months Ended			Six Months Ended

	December 30,	December 31,		December 30,	December 31,
	2001	2000	Change	2001	2000	Change

Products net revenue	$2,260	$4,317	(47.6)%	$4,317	$8,660	(50.1)%

Percentage of total net revenues	72.7%	84.4%		72.3%	85.2%

Services net revenue	$848	$798	6.3%	$1,652	$1,500	10.1%

Percentage of total net revenues	27.3%	15.6%		27.7%	14.8%

Total net revenues	$3,108	$5,115	(39.2)%	$5,969	$10,160	(41.2)%

Products net revenue

Products net revenue consists of revenue generated from the sale of our scalable computer systems and storage products, high-speed microprocessors, and our high-performance software for operating network computing equipment. Products net revenue in the second quarter as well as in the first half of fiscal 2002 as compared with the corresponding periods of fiscal 2001, was negatively impacted by weak global macroeconomic conditions and the resulting reduction in information technology (IT) spending. In addition, we believe the September 11, 2001 terrorist attacks exacerbated the negative effects the weak economy had on our products net revenue in the U.S. during the first six months of fiscal 2002, however, we have been unable to quantify such effects.

Over 90% of our products net revenue in the second quarter as well as in the first half of both fiscal 2002 and 2001 was generated by Computer Systems and Network Storage. Computer Systems and Network Storage consists primarily of servers, storage and desktop computers. Substantially all of the decrease in products net revenue during the second quarter and the first half of fiscal 2002, when compared with the corresponding periods of fiscal 2001, was attributable to a decrease in revenues generated by our server and storage products due to reductions in IT spending resulting from weaker global macroeconomic conditions during these periods. However, revenues from our storage product line declined at a lower rate than revenues from our server product line. Revenues from the sale of desktop systems represented approximately 11% and 8% of products net revenue in the second quarter of fiscal 2002 and 2001, respectively, and 10% and 9% of products net revenue in the first half of fiscal 2002 and 2001, respectively. While our product mix fluctuates from quarter to quarter, we expect over the long-term an increasing percentage of products net revenue will be from server and storage products and a decreasing percentage of products net revenue will be from desktop systems.

If the current adverse macroeconomic conditions continue to negatively impact demand, products net revenue in the third quarter of fiscal 2002 will be less than products net revenue in the comparable period in fiscal 2001. See “Net revenues by geographic area” for further discussion and analysis regarding specific regions.

Services net revenue

Services net revenue consists of Support Services, Professional Services and Educational Services. The 6.3% and 10.1% growth in services net revenue in the second quarter and first half of fiscal 2002, respectively, as compared with the corresponding periods of fiscal 2001, was primarily due to an increase in revenue from Support Services. Support Services revenue represents maintenance contract revenue which is recognized ratably over the contractual period. Support Services revenue growth was a result of: (1) a better mix of platinum, gold, silver and bronze service level contracts in our portfolio; and (2) our improved ability to renew existing contracts and to add new contracts to our maintenance contract portfolio.

Because a significant portion of our services net revenue is generated by contracts related to product sales, our services net revenue could be negatively impacted by the adverse macroeconomic conditions which have been and are currently impacting our products net revenue.

Net revenues by geographic area
(dollars in millions)

	Three Months Ended			Six Months Ended

	December 30,	December 31,		December 30,	December 31,
	2001	2000	Change	2001	2000	Change

U.S	$1,405	$2,438	(42.4)%	$2,726	$5,137	(46.9)%

Americas-Other (Canada and Latin America)	170	263	(35.4)%	298	455	(34.5)%

Americas-Total	1,575	2,701	(41.7)%	3,024	5,592	(45.9)%

Percentage of net revenues	50.7%	52.8%		50.7%	55.0%

EMEA (Europe, Middle East and Africa)	963	1,571	(38.7)%	1,825	2,941	(37.9)%

Percentage of net revenues	31.0%	30.7%		30.6%	29.0%

APAC (Asia, Australia and New Zealand)	570	843	(32.4)%	1,120	1,627	(31.2)%

Percentage of net revenues	18.3%	16.5%		18.7%	16.0%

Total net revenues	$3,108	$5,115	(39.2)%	$5,969	$10,160	(41.2)%

	Three Months Ended			Six Months Ended

	December 30,	December 31,		December 30,	December 31,
	2001	2000	Change	2001	2000	Change

U.S	$1,405	$2,438	(42.4)%	$2,726	$5,137	(46.9)%

Percentage of net revenues	45.2%	47.7%		45.7%	50.6%

International	$1,703	$2,677	(36.4)%	$3,243	$5,023	(35.4)%

Percentage of net revenues	54.8%	52.3%		54.3%	49.4%

Total net revenues	$3,108	$5,115	(39.2)%	$5,969	$10,160	(41.2)%

Late in the second quarter of fiscal 2001, there was an unexpected and significant reduction in capital spending in many industries, which negatively impacted demand in the U.S. for our products and resulted in a decline in our products net revenue. The year-over-year decline in revenue continued in the second quarter of fiscal 2002, resulting in a 42.4% decrease in U.S. net revenues as compared with the corresponding period of fiscal 2001. It also contributed to a 46.9% decrease in our U.S. net revenues for the first half of fiscal 2002 as compared with the corresponding period of fiscal 2001. The weak U.S. economic situation evolved into adverse macroeconomic conditions worldwide, resulting in reductions in capital spending in many countries within the international regions in which we do significant business. This negatively impacted our non-U.S. revenues beginning in the fourth quarter of fiscal 2001 and continued through the second quarter of fiscal 2002. As a result, our second quarter and our first half of fiscal 2002 revenues were lower in the majority of the countries within these international regions as compared with the corresponding periods of fiscal 2001.

Within the EMEA region, net revenues decreased by 38.7% and 37.9% (primarily contributed by the United Kingdom, Northern Europe and Germany) during the second quarter and the first half of fiscal 2002, respectively, as compared with the corresponding periods of fiscal 2001. Northern Europe is comprised primarily of the Scandinavian countries, the Netherlands, Belgium/Luxembourg, Eastern European countries and Russia. Within the APAC region, net revenues decreased by 32.4% and 31.2% (primarily contributed by Japan, Korea and Greater China) during the second quarter and the first half of fiscal 2002, respectively, as compared with the corresponding periods of fiscal 2001. Net revenues in the United Kingdom, Northern Europe, Germany, Japan, Korea and Greater China collectively accounted for approximately 65% and 75% of the total decrease in international net revenues for the second quarter and the first half of fiscal 2002, respectively, as compared with the corresponding periods of fiscal 2001.

If the worldwide adverse macroeconomic conditions persist, our revenues, and potentially our results of operations and cash flows, will continue to be adversely affected.

Gross margin
(dollars in millions)

	Three Months Ended			Six Months Ended

	December 30,	December 31,		December 30,	December 31,
	2001	2000	Change	2001	2000	Change

Products gross margin	$823	$2,164	(62.0)%	$1,593	$4,354	(63.4)%

Percentage of products net revenue	36.4%	50.1%		36.9%	50.3%

Services gross margin	$316	$280	12.9%	$602	$520	15.8%

Percentage of services net revenue	37.3%	35.1%		36.4%	34.7%

Total gross margin	$1,139	$2,444	(53.4)%	$2,195	$4,874	(55.0)%

Percentage of net revenues	36.6%	47.8%		36.8%	48.0%

Products gross margin

In the second quarter and first half of fiscal 2002, products gross margin decreased by 13.7 and 13.4 percentage points, respectively, as compared with the corresponding periods of fiscal 2001. The vast majority of the gross margin percentage decline in the second quarter and first half of fiscal 2002 was due to price reductions in products sold and higher product costs due to lower volumes of products manufactured. In response to the decline in demand for our products since the second half of fiscal 2001, we reduced the volume of products manufactured. This reduction in volume adversely impacts our gross margin because certain of our manufacturing costs are fixed and have been set for higher capacities. Certain vendor component cost improvements did, however, partially offset the impact of the pricing actions and reduced product volumes in the second quarter and first half of fiscal 2002 as compared with the comparable periods in fiscal 2001.

Should the global macroeconomic conditions continue to deteriorate further, products gross margin could continue to be adversely impacted.

Services gross margin

The 2.2 and 1.7 percentage point increases in services gross margin in the second quarter and the first half of fiscal 2002, respectively, as compared with the corresponding periods of fiscal 2001, reflect the impact of: (1) variable costs decreasing as a result of discretionary spending controls; (2) support services revenue increasing as a percentage of total services net revenue (support services typically generates a higher gross margin than professional services or educational services); and (3) headcount-related costs decreasing due to the restructuring in the second quarter of fiscal 2002. The impact of these favorable items on services gross margin in the second quarter and the first half of fiscal 2002 as compared with the corresponding periods of fiscal 2001 was partially offset by: (1) increased fixed infrastructure costs; and (2) increased third party costs necessary to support global customer service expectations, new product introductions and expected future growth in the service business.

While our services gross margins have increased during the second quarter and first half of fiscal 2002 as compared with the corresponding periods in fiscal 2001, we will continue to make the necessary long-term technology investments to provide our customers with an integrated portfolio of proactive mission-critical services.

Operating expenses
(dollars in millions)

	Three Months Ended			Six Months Ended

	December 30,	December 31,		December 30,	December 31,
	2001	2000	Change	2001	2000	Change

Research and development	$428	$497	(13.9)%	$901	$987	(8.7)%

Percentage of net revenues	13.8%	9.7%		15.1%	9.7%

Selling, general and administrative	$966	$1,194	(19.1)%	$1,927	$2,423	(20.5)%

Percentage of net revenues	31.1%	23.3%		32.3%	23.9%

Restructuring charges	$511	$—	N/M	$525	$—	N/M

Percentage of net revenues	16.4%	—%		8.8%	—%

Goodwill amortization	$—	$42	(100)%	$—	$55	(100)%

Percentage of net revenues	—%	0.8%		—%	0.5%

Purchased in-process research and development	$—	$71	(100)%	$3	$71	(95.8)%

Percentage of net revenues	—%	1.4%		0.1%	0.7%

Research and development expenses

R&D expenses, as a percentage of total net revenues, increased to 13.8% in the second quarter and 15.1% in the first half of fiscal 2002 from 9.7% in each of the corresponding periods of fiscal 2001. The increases in the percentage of R&D expenses to total net revenues are the result of a decrease in revenues in the second quarter and first half of fiscal 2002 as compared with the corresponding periods of fiscal 2001. In dollars, R&D expenses decreased by 13.9% to $428 million in the second quarter of fiscal 2002, as compared with $497 million for the corresponding period of fiscal 2001, and by 8.7% to $901 million in the first half of fiscal 2002, as compared with $987 million for the corresponding period of fiscal 2001. The decrease in R&D expenses for the second quarter and first half of fiscal 2002 as compared with the corresponding periods in fiscal 2001, was due to: (1) a reduction in incentive compensation costs; (2) a reduction of R&D headcount-related costs due to the restructuring in the second quarter of fiscal 2002; and (3) significant cost cutting measures in discretionary spending. Fluctuations in R&D expenses will occur depending on the timing of product introductions, among other factors. Our R&D spending reflects our continued development of a broad line of scalable and reliable systems, including servers, desktop systems, storage technologies and SPARC™ microprocessors, as well as software products that utilize the Java™ platform, Solaris™ Operating Environment software and Jini™ network technology. We believe that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems, software, and microprocessor development, as well as continue to enhance existing products. We anticipate the dollar amount of R&D expenses for the third quarter of fiscal 2002 will be higher than the amount of R&D expenses incurred during the second quarter of fiscal 2002. It is management’s long-term objective to invest 10 - 11% of its net revenues in R&D.

Selling, general and administrative expenses

SG&A expenses, as a percentage of total net revenues, increased by 7.8 and 8.4 percentage points in the second quarter and first half of fiscal 2002, respectively, as compared with the corresponding periods of fiscal 2001. This increase is a result of the decline in revenue in the second quarter and first half of fiscal 2002 as compared with the corresponding periods of fiscal 2001. In dollars, SG&A expenses decreased $228 million to $966 million in the second quarter of fiscal 2002 as compared with $1,194 million in the second quarter of fiscal 2001. Also, for the first half of fiscal 2002, SG&A expenses decreased by $496 million to $1,927 million as compared with $2,423 million in the corresponding period of fiscal 2001. As previously stated, late in the second quarter of fiscal 2001 we experienced a sharp decline in product demand, and we responded by reducing discretionary SG&A costs. During the second quarter and first half of fiscal 2002, our SG&A expenses were lower than the corresponding periods of fiscal 2001, which was primarily the result of: (1) significant cost cutting measures in the areas of travel, advertising, marketing, facilities and other types of discretionary spending; (2) lower variable compensation such as commissions and bonuses; and (3) lower headcount-related costs as a result of our restructuring in the second quarter of fiscal 2002.

We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. However, because we are planning an increase in certain variable costs and company performance-based incentives in the second half of fiscal 2002, we anticipate the dollar amount of SG&A expenses for the remainder of fiscal 2002 will increase as compared with the amount incurred during the second quarter of fiscal 2002.

Restructuring charges

In response to the continuing global economic slowdown, the Company began implementing a workforce reduction and facility exit plan in the second quarter of fiscal 2002. This restructuring resulted in a charge of $511 million. The goal of the restructuring is to reduce costs and improve operating efficiencies in order to adjust to the current business environment. Specifically, it is the Company’s intent to reduce headcount by approximately 9% (or 3,900 employees and contractors) and to eliminate excess facility capacity in light of revised facility requirements.

See Note 7, “Restructuring Charges” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion. Also, for the impact of the restructuring on our future cash flows, see discussion under “Liquidity and Capital Resources.”

Worldwide workforce reduction

The Company recorded a workforce reduction charge of $146 million relating to severance and related fringe benefits for employees. The restructuring will result in the termination of approximately 3,400 employees across all employee levels, business functions, operating units, and geographic regions. As of December 30, 2001, approximately 3,000 employees had been terminated as a result of the restructuring. The remaining identified employees are anticipated to be terminated during the third and fourth quarters of fiscal 2002, depending on the local employment laws that govern such employees.

Consolidation of excess facilities

The Company recorded a charge of $365 million relating to the consolidation of excess facilities. The facility exit charges include:

•	$282 million of estimated future obligations for non-cancelable lease payments (net of estimated sublease income) or termination fees generated by exiting excess rental facilities. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and then current real estate market conditions. In addition, the Company intends to sublease certain leased facilities and estimated the sublease income based on then current real estate market conditions or, where applicable, amounts being negotiated;

•	$66 million for the impairment of in-process construction costs related to the termination of certain building construction projects;

•	$17 million for the impairment of property and equipment (primarily leasehold improvements) for which there are insufficient cash flows to support the carrying cost. The property and equipment impairment was determined based on the difference between the assets' estimated fair value and its carrrying value as of December 30, 2001.

The Company expects to exit the facilities relating to the amounts accrued under the restructuring by no later than December 31, 2002.

Goodwill amortization

On July 1, 2001, we early adopted SFAS 142. In accordance with SFAS 142, goodwill is no longer amortized. There was no impairment of goodwill upon adoption of SFAS 142. We are required to perform goodwill impairment tests on an annual basis, and on an interim basis in certain circumstances. There can be no assurance that future goodwill impairments tests will not result in a charge to earnings. See Note 2, “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion. The $42 million and $55 million goodwill amortization for the second quarter and first six months of fiscal 2001, respectively, was primarily attributable to the acquisitions of Cobalt Networks, Inc. (acquired in December 2000), Star Division Corporation and certain assets of Star Division Software Entwicklung und Vertriebs GmbH, and MAXSTRAT Corporation.

Purchased in-process research and development expenses

Overview

In the first half of fiscal 2002, we acquired Isopia, Inc. (Isopia). Purchased in-process research and development expenses (IPRD) of $3.2 million in the first quarter of fiscal 2002 represented the write-off of in-process technologies associated with Isopia. There was no purchased IPRD in the second quarter of fiscal 2002. During fiscal 2001, there was no purchased IPRD in the first quarter and $71 million in the second quarter. At the date of the Isopia acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and the IPRD had no alternative future uses. Accordingly, the amount was expensed on the acquisition date.

Valuation of IPRD

We used independent third-party sources to calculate the amounts allocated to IPRD. In calculating IPRD, the independent third party used established valuation techniques accepted in the high-technology industry. These calculations gave consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the product’s underlying technology. The value of the IPRD reflects the relative value and contribution of the acquired research and development. In determining the value assigned to IPRD, we considered the R&D’s stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the projected cost to complete the project.

The values assigned to developed technologies related to each acquisition were based upon discounted cash flows related to the existing products projected income stream. Elements of the projected income stream included revenues, cost of sales (COS), SG&A expenses, and R&D expenses. The discount rates used in the present value calculations were generally derived from a weighted average cost of capital, adjusted upward to reflect the additional risks inherent in the development life cycle, including the useful life of the technology, profitability levels of the technology, and the uncertainty of technology advances that are known at the date of each acquisition. Because each acquired entity’s IPRD is unique, the discount rate, revenue, COS, R&D and SG&A assumptions used varied on a case-by-case basis. We did not expect to achieve a material amount of expense reductions or synergies, therefore the valuation assumptions did not include significant anticipated cost savings.

Valuation assumptions

The following table summarizes the significant assumptions underlying the valuation related to the IPRD for the six months ended December 30, 2001 (dollars in millions):

Percentage of Revenue

Estimated
		Cost to	Percentage
		Complete	Complete
		Technology	at Time	Average
		at Time of	of	Revenue		Average		Discount Rate
Acquired Company	IPRD	Acquisition	Acquisition	Growth Rate	Average COS	SG&A	Average R&D	Used

Isopia, Inc.	$3.2	$0.6	45%	58%	13%	35%	2%	26%

Overview of significant purchased IPRD in the six months ended December 30, 2001

Included below are further details regarding the nature of the purchased technology acquired during the six months ended December 30, 2001.

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

Overall status of business combinations prior to fiscal 2002

With respect to acquisitions completed prior to fiscal 2002, we believe that the projections we used in performing our valuations for each acquisition are still valid in all material respects; however, we cannot assure you that the projected results will be achieved. We continue to make substantial progress related to the development and commercialization of acquired technologies. Although we have experienced delays in the completion of certain of our development efforts and their related commercialization, the expected total costs to complete such technologies have not materially increased, individually or in the aggregate. We periodically evaluate our product development timeline and modify our overall business plan in response to various factors. Modifications to our business plan include the reallocation of resources among various alternative development projects. The impact of delays in the realization of economic benefits related to acquired technologies, individually or in the aggregate, has not been material to our overall consolidated financial position or results of operations as of and for the quarter ended December 30, 2001.

Gain (loss) on equity investments
(dollars in millions)

	Three Months Ended			Six Months Ended

	December 30,	December 31,		December 30,	December 31,
	2001	2000	Change	2001	2000	Change

Gain (loss) on equity investments, net	$(39)	$1	N/M	$(58)	$1	N/M

Percentage of net revenues	(1.3)%	—%		(1.0)%	—%

Our equity investments portfolio, which is primarily comprised of publicly traded and non-publicly traded technology companies contained within our internally-managed venture capital fund, was negatively impacted by the decline in The Nasdaq National Market and the adverse macroeconomic conditions of the technology sector during the second quarter and first half of fiscal 2002, as compared with the corresponding periods of fiscal 2001. The loss on equity investments in the second quarter and first half of fiscal 2002 included impairment losses on minority equity investments in publicly and privately traded companies of $31 million and $52 million, respectively.

Our decision to sell equity investments in the future will depend upon numerous factors, including the condition of the stock market and the status of the economy, many of which are not predictable nor within the control of Sun.

Interest income, net
(dollars in millions)

	Three Months Ended			Six Months Ended

	December 30,	December 31,		December 30,	December 31,
	2001	2000	Change	2001	2000	Change

Interest income, net	$68	$91	(25.3)%	$175	$166	5.4%

Percentage of net revenues	2.2%	1.8%		2.9%	1.6%

The decline in interest income (net of interest expense) in the second quarter of fiscal 2002, as compared with the corresponding period of fiscal 2001, is primarily due to a combination of lower interest rates and lower cash and marketable debt securities balances. The growth of interest income (net of interest expense) during the first half of fiscal 2002 as compared with the corresponding period of fiscal 2001 is primarily the result of a $48 million gain realized on the sale of certain fixed income marketable debt securities during the first quarter of fiscal 2002. The gain was substantially offset by a combination of lower interest rates and lower cash and marketable debt securities balances.

The average duration of our portfolio of marketable debt securities increased to 1.36 years as of December 30, 2001 from 1.28 years as of December 31, 2000. In general, we would expect that the volatility of this portfolio would increase as its duration increases. Our interest income and expenses are sensitive primarily to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and marketable debt securities. To mitigate the impact of fluctuations in U.S. interest rates on our issued fixed-rate unsecured senior debt securities, we have entered into interest rate swap transactions so that the interest associated with these debt securities effectively becomes variable.

We expect our interest income, net in the third quarter of fiscal 2002 will approximate our interest income, net earned in the second quarter of fiscal 2002.

Income taxes
(dollars in millions)

	Three Months Ended			Six Months Ended

	December 30,	December 31,		December 30,	December 31,
	2001	2000	Change	2001	2000	Change

Provision (benefit) for income taxes	$(306)	$309	(199.0)%	$(433)	$572	(175.7)%

Percentage of income (loss) before taxes and cumulative effect of change in accounting principle	41.5%	42.2%		41.5%	38.0%

Our effective income tax benefit rate was 41.5% for the second quarter and first half of fiscal 2002, as compared with effective income tax provision rates of 42.2% and 38.0%, respectively, for the corresponding periods of fiscal 2001. The change in our effective income tax benefit rate is due to a change in our profitability and is partially offset by the absence in fiscal 2002 of certain nondeductible accounting charges associated with our mergers and acquisitions activities (i.e., IPRD and goodwill amortization). In addition, the tax impact of our restructuring charge reduced our tax benefit rate by 2 percentage points in the first half of fiscal 2002.

We currently expect the effective income tax benefit rate to be at 43.5% for the second half of fiscal 2002. Our expected effective income tax benefit rate is based on current tax law and current estimates of taxable income, and is subject to change.

LIQUIDITY AND CAPITAL RESOURCES
(dollars in millions)

	December 30, 2001	June 30, 2001	Change

Cash, cash equivalents, and marketable debt securities	$5,969	$6,171	$(202)

Percentage of total assets	34.8%	33.9%	2.6%

Days sales outstanding (DSO)	66	67	1.5%

Inventory turns	11.7	12.5	(6.4)%

	Six Months Ended

	December 30, 2001	December 31, 2000	Change

Cash provided by operating activities	$415	$1,256	$(841)

Cash used in investing activities	$(517)	$(1,620)	$1,103

Cash used in financing activities	$(165)	$(82)	$(83)

Net decrease in cash and cash equivalents	$(267)	$(446)	$179

During the first six months of fiscal 2002, cash, cash equivalents and marketable debt securities decreased by $202 million from June 30, 2001. The decrease in cash and cash equivalents (excluding investments) of $267 million during the first six months of fiscal 2002 is primarily the result of the following investing and financing uses: (1) capital spending of $335 million for real estate development and equipment additions to support product development and infrastructure initiatives; (2) net purchases of investments for $83 million; and (3) acquisition of treasury stock for $266 million. The use of cash and cash equivalents (excluding investments) for investing and financing purposes was partially offset by cash provided by operating activities of $415 million.

Cash flows provided by operating activities were generated primarily from net income (as adjusted by noncash items) and decreases in accounts receivable (net) and inventory; these cash influxes were partially offset by decreases in accounts payable and other liabilities. Accounts receivable (net) decreased to $2,274 million at December 30, 2001 from $2,955 million at June 30, 2001. The decrease in accounts receivable (net) was primarily due to the lower volume of sales and a decrease in days of sales outstanding (DSO). The decrease in DSO was attributable to better linearity of sales. Inventory decreased to $624 million at December 30, 2001 from $1,049 million at June 30, 2001. While we were successful in decreasing inventory during the first six months of fiscal 2002, inventory turns slightly declined. The decrease in inventory turns was a reflection of increased inventory for new product releases and lower shipment volumes, and was impacted further by the decrease in demand for our products due to adverse macroeconomic conditions. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence because of rapidly changing technology and customer requirements. The accounts payable and other liabilities decrease of $888 million in the first half of fiscal 2002 as compared with June 30, 2001 is primarily due to the reduction in inventory levels and operating expenses. In addition, we reduced our other liabilities by $72 million in severance and benefits payments and $9 million in facilities-related payments in connection with our restructuring.

Decisions related to how much cash is used for investing and financing purposes are influenced by the expected amount of cash to be provided by operations. In addition, Sun continually evaluates whether we will acquire our outstanding common stock under our various stock repurchase programs by considering various factors such as our projected cash flow requirements and Sun’s stock price on the open market. The $266 million acquisition of treasury stock occurred during the first quarter of fiscal 2002.

We have a $500 million revolving credit facility (“Facility”) with a syndicate of commercial banks. The Facility is available subject to compliance with certain covenants and expires August 2002. Sun was in compliance with the financial covenants as of December 30, 2001. No amounts were outstanding under the Facility at December 30, 2001.

As of December 30, 2001, our international subsidiaries had uncommitted lines of credit aggregating approximately $560 million. The amounts drawn from these lines of credit as of December 30, 2001 aggregate less than $1 million and are reflected under short-term borrowings. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

In August 1999, we issued $1.5 billion in unsecured debt securities in four tranches (the “Senior Notes”). The Senior Notes are due at various times between August 2002 and August 2009 ($200 million due on August 15, 2002 and bearing interest at 7%). In addition, we currently have an effective shelf registration statement on file with the Securities and Exchange Commission that permit us to offer an additional $2.5 billion of debt securities and common and preferred stock in one or more separate series, in amounts, at prices, and on terms to be set forth in the prospectus contained in these registration statements and in one or more supplements to the prospectus.

We believe that the liquidity provided by existing cash, cash equivalents, marketable debt securities, our borrowing arrangements described above and cash generated from operations, will provide sufficient capital to meet our requirements for at least the next 12 months. We expect to substantially pay the remaining cash expenditures relating to workforce reductions of approximately $74 million by the fourth quarter of fiscal 2002. In addition, approximately $233 million of the $407 million restructuring accrual is expected to be paid within the next twelve months. The remaining restructuring accrual of $174 million is expected to be paid over the respective facility lease terms through fiscal 2018. The facility accrual includes estimates such as expected sublease income or termination fees; actual results may materially differ from our current estimates, resulting in a change in our expected cash flow requirements. See Note 7, “Restructuring Charges” in the Notes to the Condensed Consolidated Financial Statements (Unaudited) for further discussion. We believe our level of financial resources is a significant competitive factor in our industry and we may choose at any time to raise additional capital through debt or equity financing to strengthen our financial position, facilitate growth, and provide us with additional flexibility to take advantage of business opportunities that may arise.

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

Our competitors are some of the largest, most successful companies in the world. They include International Business Machines Corporation (IBM), Hewlett-Packard Company (HP), Compaq Computer Corporation (Compaq), and EMC Corporation (EMC). Our future competitive performance depends on a number of factors, including our ability to: continually develop and introduce new products and services with better prices and performance than those offered by our competitors; offer a wide range of products and solutions from small single processor systems to large complex enterprise level systems; offer solutions to customers that operate effectively within a computing environment that includes hardware and software from multiple vendors; offer products that are reliable and that ensure the security of data and information; create products for which third party software vendors will develop a wide range of applications; and offer high quality products and services. Two of our competitors, HP and Compaq, have announced plans to merge, which would create a combined entity that is significantly larger than Sun. To the extent that they complete the merger and can successfully integrate their businesses, the combined company could have greater access to resources, and our business and operating results could be adversely affected by the increased competitive pressures.

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

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that our customers choose to buy. If we are unable to develop new products, our business and operating results could be adversely affected. We must quickly develop, introduce, and deliver in quantity new, complex systems, software, and hardware products and components. These include products which incorporate our new UltraSPARC™ III architecture and the Solaris Operating Environment which we will continue to deploy during fiscal 2002, and other products. The development process for these complicated products is very uncertain. It requires high levels of innovation from both our product designers and the suppliers of the components used in our products. The development process is also lengthy and costly. If we fail to accurately anticipate our customers’ needs and technological trends, or are otherwise unable to complete the development of a product on a timely basis, we will be unable to introduce new products into the market on a timely basis, if at all, and our business and operating results would be adversely affected.

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

Acquisitions/Alliances. If, in the future, we acquire technologies, products, or businesses, or we form alliances with companies requiring technology investments or revenue commitments we will face a number of risks to our business. The risks we may encounter include those associated with integrating or co-managing operations, personnel, and technologies acquired or licensed, and the potential for unknown liabilities of the acquired or combined business. Also, we early adopted the new Statement of Financial Accounting Standards No. 142 (SFAS 142) “Goodwill and Other Intangible Assets,” as of July 1, 2001. Accordingly, our goodwill and other intangible assets that have an indefinite useful life are no longer amortized but instead reviewed at least annually for impairment. If general macroeconomic conditions continue to deteriorate, affecting our business and operating results over the long-term, we could be required to record impairment charges related to goodwill and other intangible assets, which could adversely affect our financial results. In addition, our business and operating results could be adversely affected if our acquisition or alliance activities are not successful.

We depend on the telecommunications, financial services and manufacturing industries for a significant portion of our revenues. Significant reduction in technology capital spending in these industries caused by worsening economic conditions, such as we experienced over the last two quarters of fiscal 2001 and the first two quarters of fiscal 2002, may continue to result in decreased revenues and earnings. Our revenues are dependent on the level of technology capital spending in the United States and international economies. A number of companies recently filed for bankruptcy protection, and others announced significant reductions and deferrals in capital spending. If capital spending continues to decline in these industries over an extended period of time, our business will continue to be adversely affected.

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

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters and other critical business operations, is located near major earthquake faults. In addition, many of our facilities are located on filled land and, therefore, may be more susceptible to damage if an earthquake occurs. We do not carry earthquake insurance for direct earthquake related losses. Our facilities in the State of California, including our corporate headquarters and other critical business operations, may be subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts occur, they could disrupt the operations of our affected facilities. In addition, we do not carry business interruption insurance or carry financial reserves against business interruptions arising from earthquakes and certain electrical blackouts. If a business interruption occurs, our business could be adversely affected.

Our marketable equity securities are subject to equity price risk and their value may fluctuate.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at December 30, 2001. Actual results may differ materially.

Interest Rate Sensitivity

Our investment portfolio of marketable debt securities consists primarily of fixed income instruments with an average duration of 1.36 years as of December 30, 2001. The primary objective of our investments in marketable debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, a hypothetical 150 BPS increase in interest rates would result in an approximate $60 million decrease in the fair value of our investments in marketable debt securities as of December 30, 2001.

We also have various interest-rate swap agreements which modify the interest characteristics of the Senior Notes so that the interest payable on the Senior Notes effectively becomes variable and thus matches the variable interest rate received from our cash and marketable debt securities. Accordingly, interest rate fluctuations impact the fair value of our Senior Notes outstanding, which will be offset by corresponding changes in the fair value of the swap agreements. However, by entering into these swap agreements, we have a cash flow exposure related to the risk interest rates may increase. For example, a hypothetical 150 BPS increase in interest rates would result in an approximate $23 million decrease in cash.

Foreign Currency Exchange Risk

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of manufacturing and sales activities outside of the U.S., we enter into transactions in other currencies, primarily the Japanese yen, the British pound and the Euro. We enter into foreign exchange forward and option contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. Based on our foreign currency exchange instruments outstanding at December 30, 2001, we estimate a maximum potential one-day loss in fair value of approximately $11 million, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables, and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. Foreign currency fluctuations did not have a material impact on our results of operations and financial position during the first three months and the first half of fiscal 2002.

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

Equity Security Price Risk

We are exposed to price fluctuations on the marketable portion of equity securities included in our portfolio of equity investments. These investments are generally in companies in the high-technology industry sector, many of which are small capitalization stocks. We typically do not attempt to reduce or eliminate the market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $6 million decrease in the fair value of our available-for-sale equity investments as of December 30, 2001. At December 30, 2001, three equity securities represented approximately $16 million of the total fair value of the marketable equity securities of $30 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 7, 2001, the Annual Meeting of Stockholders of the Company was held in Santa Clara, California. The results of voting of the 2,713,080,462 shares of common stock represented at the meeting or by proxy are described below.

An election of directors was held with the following individuals being elected to the Board of Directors of the Company:

Name	Shares Voted For	Votes Withheld
Scott G. McNealy	2,397,675,481	315,404,981

James L. Barksdale	2,683,891,232	29,189,230

L. John Doerr	2,631,423,885	81,656,577

Judith L. Estrin	2,685,170,550	27,909,912

Robert J. Fisher	2,685,197,902	27,882,560

Robert L. Long	2,684,685,413	28,395,049

M. Kenneth Oshman	2,685,086,620	27,993,842

Naomi O. Seligman	2,683,957,117	29,123,345

The eight nominees who received the highest number of votes (all of the above individuals) were elected to the Board of Directors.

The stockholders approved an amendment to the Company’s 1990 Long-Term Equity Incentive Plan in order to increase the number of shares of common stock authorized for issuance thereunder by 50,275,000 shares of common stock to an aggregate of 1,167,475,000 shares. There were 1,651,563,964 votes cast for the amendment, 1,044,365,947 votes cast against the amendment, 17,150,551 abstentions and no broker non-votes.

The stockholders approved the Company’s Section 162(m) Executive Officer Performance-Based Bonus Plan. There were 2,504,348,168 votes cast for approval of the bonus plan, 190,520,479 votes cast against approval of the bonus plan, 18,211,815 abstentions and no broker non-votes.

The stockholders did not approve a shareholder proposal entitled “US Business Principles For Human Rights Workers in China.” There were 214,033,489 votes cast for the proposal, 1,275,327,017 votes cast against the proposal, 159,727,352 abstentions and 1,063,992,604 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         No exhibits were filed during the second quarter of fiscal 2002.

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the second quarter of fiscal 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN MICROSYSTEMS, INC

BY

/s/ Michael E. Lehman Michael E. Lehman Executive Vice President, Corporate Resources and Chief Financial Officer (Principal Financial Officer)

/s/ Michael L. Popov Michael L. Popov Vice President and Corporate Controller (Chief Accounting Officer)

Dated: February 12, 2002