Form 10-Q
period 2002-03-31
SUN MICROSYSTEMS INC
filed 2002-05-13
CIK 709519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

YES  (X)                             NO  (   )

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2002
Common Stock — $0.00067 par value	3,246,270,224

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUN MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31, 2002	April 1, 2001	March 31, 2002	April 1, 2001
Net revenues:
Products	$2,269	$3,262	$6,586	$11,922
Services	838	833	2,490	2,333

Total net revenues	3,107	4,095	9,076	14,255
Cost of sales:
Cost of sales — products	1,306	1,864	4,030	6,170
Cost of sales — services	494	539	1,544	1,519

Total cost of sales	1,800	2,403	5,574	7,689

Gross margin	1,307	1,692	3,502	6,566
Operating expenses:
Research and development	468	486	1,369	1,473
Selling, general and administrative	991	948	2,918	3,371
Restructuring charges	(4)	—	521	—
Goodwill amortization	—	105	—	160
Purchased in-process research and development	—	1	3	72

Total operating expenses	1,455	1,540	4,811	5,076

Operating income (loss)	(148)	152	(1,309)	1,490
Loss on equity investments, net	(23)	(13)	(81)	(12)
Interest income, net	77	110	252	276

Income (loss) before income taxes and cumulative effect of change in accounting principle	(94)	249	(1,138)	1,754
Provision (benefit) for income taxes	(57)	113	(490)	685

Income (loss) before cumulative effect of change in accounting principle	(37)	136	(648)	1,069
Cumulative effect of change in accounting principle, net	—	—	—	(54)

Net income (loss)	$(37)	$136	$(648)	$1,015

Net income (loss) per common share — basic:
Income (loss) before cumulative effect of change in accounting principle	$(0.01)	$0.04	$(0.20)	$0.33
Cumulative effect of change in accounting principle	—	—	—	(0.02)

Net income (loss) per common share — basic	$(0.01)	$0.04	$(0.20)	$0.31

Net income (loss) per common share — diluted:
Income (loss) before cumulative effect of change in accounting principle	$(0.01)	$0.04	$(0.20)	$0.31
Cumulative effect of change in accounting principle	—	—	—	(0.01)

Net income (loss) per common share — diluted	$(0.01)	$0.04	$(0.20)	$0.30

Shares used in the calculation of net income (loss) per common share — basic	3,245	3,256	3,242	3,230

Shares used in the calculation of net income (loss) per common share — diluted	3,245	3,417	3,242	3,428

See accompanying notes.

SUN MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	March 31, 2002	June 30, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,672	$1,472
Short-term investments	712	387
Accounts receivable, net	2,407	2,955
Inventories	554	1,049
Deferred and prepaid tax assets	1,733	1,102
Prepaid expenses and other current assets	615	969

Total current assets	7,693	7,934
Property, plant and equipment, net	2,512	2,697
Long-term marketable debt securities	3,564	4,312
Goodwill	2,182	2,126
Other acquisition-related intangible assets, net	121	185
Other non-current assets, net	802	927

	$16,874	$18,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$207	$3
Accounts payable	935	1,050
Accrued payroll-related liabilities	520	488
Accrued liabilities and other	1,615	1,778
Deferred revenues and customer deposits	1,609	1,827

Total current liabilities	4,886	5,146
Long-term debt	1,384	1,565
Other non-current obligations	873	884
Total stockholders’ equity	9,731	10,586

	$16,874	$18,181

See accompanying notes.

SUN MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended
	March 31, 2002	April 1, 2001
Cash flows from operating activities:
Net income (loss)	$(648)	$1,015
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	717	610
Amortization of goodwill (fiscal 2001 only) and other acquisition-related charges	89	221
Tax benefits from employee stock plans	58	692
Loss on equity investments, net	81	12
Other	3	126
Changes in operating assets and liabilities:
Accounts receivable, net	548	(215)
Inventories	495	(340)
Prepaids and other assets	407	(461)
Accounts payable	(115)	97
Other liabilities	(932)	266

Net cash provided by operating activities	703	2,023

Cash flows from investing activities:
Net sales and maturities of (purchases of) marketable debt securities	360	(819)
Net purchases of equity investments	(31)	(96)
Acquisitions of property, plant and equipment	(461)	(942)
Acquisitions of spare parts and other assets	(67)	(164)
Payments for acquisitions, net of cash acquired	(49)	(23)

Net cash used in investing activities	(248)	(2,044)

Cash flows from financing activities:
Principal payments on borrowings and other obligations	(10)	(15)
Proceeds from issuance of common stock, net	121	278
Acquisition of treasury stock	(366)	(804)

Net cash used in financing activities	(255)	(541)

Net increase (decrease) in cash and cash equivalents	200	(562)
Cash and cash equivalents, beginning of period	1,472	1,849

Cash and cash equivalents, end of period	$1,672	$1,287

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal year

Sun’s first three quarters in fiscal 2002 ended on September 30, December 30 and March 31 (in fiscal 2001 the quarters ended on October 1, December 31 and April 1). The fourth quarter in all fiscal years ends on June 30.

Basis of presentation

The consolidated financial statements include the accounts of Sun and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. Certain amounts from prior year financial statements have been reclassified to conform to the current year presentation.

While the quarterly financial information is unaudited, the financial statements included in this report reflect all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for the interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated balance sheet as of June 30, 2001 has been derived from the audited consolidated balance sheet as of that date. The information included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2001 and its quarterly reports on Form 10-Q for the fiscal quarters ended September 30, 2001 and December 30, 2001 filed with the Securities and Exchange Commission on September 20, 2001, November 14, 2001, and February 12, 2002, respectively.

Computation of net income (loss) per common share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding (adjusted for treasury stock and common stock subject to repurchase activity) during the period. Diluted net income (loss) per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period; dilutive common equivalent shares consist primarily of stock options. For the three and nine months ended March 31, 2002, 97 million and 107 million common equivalent shares, respectively, were excluded from the computation of diluted net income (loss) per common share because they were anti-dilutive. For the three and nine months ended April 1, 2001, 161 million and 198 million dilutive common equivalent shares, respectively, were included in the computation of diluted net income.

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

Recent pronouncements

On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations,” which eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001, and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. As of July 1, 2001, the Company adopted this accounting standard.

In addition, as of July 1, 2001, the Company early adopted SFAS 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis.

In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective July 1, 2001. In addition, the Company recharacterized acquired workforce (and its related deferred tax liabilities) as goodwill because it is no longer defined as an acquired intangible asset under SFAS 141. Accordingly, no acquired workforce amortization was recognized during the three months and the nine months ended March 31, 2002.

The provisions of SFAS 142 also require the completion of a transitional impairment test within six months of adoption, with any impairments treated as a cumulative effect of change in accounting principle. During the quarter ended December 30, 2001, the Company completed the transitional impairment test, which did not result in an impairment of recorded goodwill.

For further discussion, see Note 5, “Goodwill and Other Acquisition-Related Intangible Assets.”

A reconciliation of previously reported net income and earnings per share, to the amounts adjusted for the exclusion of goodwill and workforce amortization, net of the related income tax effect, follows (in millions, except per share amounts):

		Three Months Ended		Nine Months Ended
		March 31, 2002	April 1, 2001	March 31, 2002	April 1, 2001
Reported net income (loss)		$(37)	$136	$(648)	$1,015
Add:	Goodwill amortization	—	105	—	160
Workforce amortization		—	3	—	4
Tax impact		—	(14)	—	10

Adjusted net income (loss)		$(37)	$230	$(648)	$1,189

Basic earnings per share:
Reported earnings per share — basic		$(0.01)	$0.04	$(0.20)	$0.31
Add:	Goodwill amortization	—	0.03	—	0.05
Workforce amortization		—	—	—	—
Tax impact		—	—	—	0.01

Adjusted earnings per share — basic		$(0.01)	$0.07	$(0.20)	$0.37

Diluted earnings per share:
Reported earnings per share — diluted		$(0.01)	$0.04	$(0.20)	$0.30
Add:	Goodwill amortization	—	0.03	—	0.04
Workforce amortization		—	—	—	—
Tax impact		—	—	—	0.01

Adjusted earnings per share — diluted		$(0.01)	$0.07	$(0.20)	$0.35

On October 3, 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of.” The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The Company will adopt SFAS 144 for its fiscal year beginning July 1, 2002. At this time, management does not expect the adoption of SFAS 144 to have a material effect on the Company’s financial position or results of operations.

3. BUSINESS COMBINATIONS

The Company completed three acquisitions in the first nine months of fiscal 2002. Sun’s acquisition of ISOPIA, Inc. (Isopia) on July 26, 2001 is described below (the aggregate purchase price of the other two acquisitions was less than $15 million and, accordingly, are not considered significant to Sun’s financial statements). The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

The Company calculates amounts allocated to in-process research and development (IPRD) using established valuation techniques in the high-technology industry and expenses such amounts in the quarter that the related acquisition is consummated if technological feasibility of the in-process technology has not been achieved and no alternate future uses have been established. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows. Intangible assets subject to amortization are being amortized on a straight line basis over periods not exceeding five years.

On July 26, 2001, Sun acquired Isopia, a corporation located in Toronto, Canada, by means of a plan of arrangement. Isopia develops on-line software that enables the delivery of on-line training and end-to-end management of training products via the Internet. Sun acquired Isopia to enhance its position in the corporate education market. A subsidiary of Sun, organized for the purpose of the acquisition, issued approximately 1.84 million exchangeable shares (which Isopia stockholders may exchange for shares of Sun common stock) at a fair value of $15.235 per share, or $28.0 million in the aggregate, and Sun paid $36.2 million in cash, in exchange for all of Isopia’s outstanding stock. Sun also assumed all of Isopia’s 1.4 million outstanding options at an estimated fair value of $1.3 million, and incurred $1.3 million in acquisition costs, resulting in an aggregate purchase price of approximately $66.8 million. This transaction was accounted for as a purchase, with the excess of the purchase price over the estimated fair value of the net tangible assets ($0.6 million) being allocated to developed technology ($3.7 million), IPRD ($3.2 million), goodwill ($39.0 million), and related deferred tax liabilities ($4.8 million). In addition, $25.1 million of the purchase price was allocated to deferred compensation, which primarily represents the pro-rata portion of the intrinsic value of unvested exchangeable shares held by certain key Isopia shareholders at the date of the acquisition.

4. BALANCE SHEET AND STATEMENT OF CASH FLOW INFORMATION

Inventories consist of the following (in millions):

	March 31, 2002	June 30, 2001
Raw materials	$206	$600
Work in process	118	137
Finished goods	230	312

	$554	$1,049

Long-term marketable debt securities of $3,564 million and $4,312 million as of March 31, 2002 and April 1, 2001, respectively, consist primarily of corporate bonds, floating-rate notes, and asset-backed securities with maturities greater than one year from the balance sheet date. All marketable debt securities are held in the Company’s name and are held in custody with primarily one major financial institution. The Company’s policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates. Earnings related to marketable debt securities, including any realized gains and losses resulting from the sale of these securities, are classified under “interest income, net.”

Other non-current assets, net, includes $303 million and $365 million of equity investments as of March 31, 2002 and April 1, 2001, respectively. Equity investments consist of marketable equity securities, which represent equity holdings in publicly traded companies, and other equity holdings, which represent equity holdings in non-publicly traded companies and investments in third-party venture capital funds. Equity investments are contained within our internally-managed venture capital fund. The Company monitors for potential impairment of its equity investments and makes appropriate reductions in carrying values when such impairments are determined to be other-than-temporary. “Loss on equity investments, net” consists of gains and losses realized on the disposal of equity investments and impairment charges recognized on equity investments.

Net sales and maturities of (purchases of) marketable debt securities consist of the following for the nine months ended (in millions):

	March 31, 2002	April 1, 2001
Purchases of marketable debt securities	$(11,020)	$(9,610)
Proceeds from sales and maturities of marketable debt securities	11,380	8,791

	$360	$(819)

Net purchases of equity investments consist of the following for the nine months ended (in millions):

	March 31, 2002	April 1, 2001
Purchases of equity investments	$(38)	$(139)
Proceeds from sales of equity investments	7	43

	$(31)	$(96)

Cash paid for interest and income taxes for the nine months ended was (in millions):

	March 31, 2002	April 1, 2001
Interest	$113	$114

Income taxes	$142	$385

Supplemental schedule of noncash investing activities for the nine months ended (in millions):

	March 31, 2002	April 1, 2001
Stock and options issued in connection with acquisitions	$29	$2,029

5. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the nine months ended March 31, 2002, are as follows (in millions):

	Computer Systems
	and Network	Enterprise
	Storage	Services	Other	Total

Balance as of July 1, 2001	$2,071	$9	$46	$2,126
Workforce reclassified as goodwill	10	1	1	12
Goodwill acquired during the period	3	39	2	44

Balance as of March 31, 2002	$2,084	$49	$49	$2,182

Information regarding the Company’s other acquisition-related intangible assets is as follows (in millions):

	March 31, 2002			June 30, 2001

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Developed technology	$308	$(210)	$98	$290	$(169)	$121
Customer base	57	(37)	20	57	(19)	38
Other	7	(4)	3	53	(27)	26

	$372	$(251)	$121	$400	$(215)	$185

Amortization expense of other acquisition-related intangible assets was $24 million and $60 million for the three months and nine months ended March 31, 2002, respectively, and $16 million and $28 million for the three months and nine months ended April 1, 2001, respectively. Amortization expense for fiscal 2002 includes a $6 million charge for impairment of certain intangible assets. This amortization expense is included in “Selling, general and administrative.”

Estimated amortization expense for the fiscal years ending June 30, is as follows (in millions):

2002	$79
2003	68
2004	32
2005	3

$182

6. EXPIRATION OF THE STRATEGIC DEVELOPMENT AND MARKETING AGREEMENT WITH AOL-TIME WARNER, INC.

Pursuant to the Strategic Development and Marketing Agreement and related agreements (collectively the “SDMA”) signed in November 1998, as amended, the Sun and AOL-Time Warner (AOL) strategic alliance expired on March 17, 2002. Following such expiration, Sun retained rights equivalent to ownership of intellectual property developed by the strategic alliance, subject to AOL’s license rights; Sun retained broad licensing rights to intellectual property that existed prior to formation of the strategic alliance; and Sun retained limited licensing rights to certain third-party intellectual property. Sun has no on-going obligations to AOL under the SDMA.

7. RESTRUCTURING CHARGES

Fiscal 2002 restructuring plan

In response to the continuing global economic slowdown, the Company began implementing a workforce reduction and facility exit plan in the second quarter of fiscal 2002. This restructuring resulted in a charge of $511 million (consisting of a $146 million workforce reduction charge and a $365 million excess facility charge) in the second quarter of fiscal 2002. The goal of the restructuring is to reduce costs and improve operating efficiencies in order to adjust to the current business environment. Specifically, it is the Company’s intent under this plan to reduce its headcount by approximately 9% (or 3,400 employees and 500 contractors) and to eliminate excess facility capacity in light of revised facility requirements.

The Company recorded a workforce reduction charge of $146 million related to severance and fringe benefits for terminated employees. The restructuring will result in the termination of approximately 3,400 employees across all employee levels, business functions, operating units, and geographic regions. As of March 31, 2002, approximately 3,250 employees had been terminated as a result of the restructuring. The majority of the remaining identified employees reside outside of the United States, and the timing of their termination is dependent upon the local employment laws that govern such employees. All remaining employees are expected to be terminated by the fourth quarter of fiscal 2002.

In addition, the Company recorded a charge of $365 million related to the consolidation of excess facilities. The facility exit charges include:

•	$282 million of estimated future obligations for non-cancelable lease payments (net of $80 million of estimated sublease income) or termination fees generated by exiting excess rental facilities. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and then current real estate market conditions. In addition, the Company intends to sublease certain leased facilities and estimated the sublease income based on then current real estate market conditions or, where applicable, amounts being negotiated;

•	$66 million for the impairment of in-process construction costs related to the termination of certain building construction projects; and

•	$17 million for the impairment of property and equipment (primarily leasehold improvements) for which there are insufficient cash flows to support the carrying cost. The property and equipment impairment was determined based on the difference between the assets’ estimated fair value and their carrying value as of December 30, 2001.

The Company expects to exit the facilities relating to the amounts accrued under the restructuring by no later than December 31, 2002.

During the third quarter of fiscal 2002, the Company reduced its estimate of the total costs associated with the above restructuring activities and recorded an adjustment of $15 million. The adjustment reflects the settlement of one particular lease obligation.

Fiscal 2001 facility exit plan

In the fourth quarter of fiscal 2001, Sun elected to exit certain building leases and building projects. The Company charged approximately $75 million for facility exit costs associated with this decision, of which $46 million was reflected as an accrual as of June 30, 2001. As a result of the continued deterioration of certain commercial real estate markets, Sun reduced its sublease income assumptions and, accordingly, recorded an additional $25 million charge ($14 million and $11 million in the first and third quarters of fiscal 2002, respectively) to reflect this change in estimates. As of March 31, 2002, the revised estimated facility exit cost of $100 million is net of approximately $30 million in estimated sublease income.

The following table sets forth an analysis of the restructuring accrual activity for the nine months ending March 31, 2002 (in millions):

			FY'01 Facility
	FY'02 Restructuring Plan		Exit Plan	Total

	Severance and	Facilities-	Facilities-
	Benefits	related	related

Balance of accrual as of June 30, 2001	$—	$—	$46	$46

Restructuring provision in fiscal 2002:
Severance and benefits	146	—	—	146
Accrued lease costs	—	282	—	282
Property and equipment impairment	—	83	—	83
Provision adjustments	—	(15)	25	10

Total restructuring charges in fiscal 2002	146	350	25	521
Cash paid	(116)	(5)	(9)	(130)
Non-cash charges	—	(83)	—	(83)

Balance of accrual as of March 31, 2002	$30	$262	$62	$354

The remaining cash expenditures relating to workforce reductions and the termination of lease agreements are expected to be paid by the second quarter of fiscal 2003. The current estimates accrued for abandoned leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2018. As of March 31, 2002, $165 million of the $354 million accrual was classified as current and the remaining $189 million was classified as non-current.

The above restructuring charges are based on certain estimates which are subject to change. Changes to the estimates will be reflected as “Provision adjustments” on the above table in the period the changes in estimates are made.

8. INCOME TAX RATE

The Company’s effective income tax benefit rate was 60.8% and 43.1% for the third quarter and first nine months of fiscal 2002, respectively, as compared with effective income tax expense rates of 45.4% and 39.1% for the corresponding periods of fiscal 2001.

The difference between the Company’s current and prior quarter tax rates is primarily due to a change in the Company’s estimate in projected statutory credits to be recognized in the current fiscal year.

The primary difference between the Company’s current and prior nine-month tax rates can be explained by: (1) the elimination of certain non-recurring, non-deductible accounting charges resulting from the Company’s adoption of SFAS No. 142; (2) increased projected statutory credits to be recognized in the current fiscal year; and (3) a reduction in benefits associated with decreased profitability in certain low-tax, non-U.S. jurisdictions.

The Company currently expects the fourth quarter fiscal 2002 tax benefit rate to be 46.0%. This expected rate, based on current tax law and current estimates of earnings, is subject to change.

9. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related taxes, are as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2002	April 1, 2001	March 31, 2002	April 1, 2001
Net income (loss)	$(37)	$136	$(648)	$1,015
Change in unrealized value of investments, net	(50)	(11)	(56)	(87)
Change in unrealized fair value of foreign exchange hedging contracts	(8)	37	(25)	44
Translation adjustments, net	(18)	23	18	4

	$(113)	$185	$(711)	$976

The components of accumulated other comprehensive income (loss), net of related taxes, are as follows (in millions):

	March 31, 2002	June 30, 2001
Unrealized gains (losses) on investments, net	$(3)	$53
Unrealized gains (losses) on foreign exchange hedging contracts	(10)	15
Cumulative translation adjustments	(79)	(97)

	$(92)	$(29)

10. OPERATING SEGMENTS

The following table presents revenues, interdivisional revenues and operating income (loss) for the Company’s segments. The Other segment consists of certain operating product groups that did not meet the requirements for a reportable segment, such as Sun’s Software Systems Group and iPlanet, and other miscellaneous functions, such as Corporate and Global Sales Operations. It is not unusual for the Company to have minor reorganizations from time-to-time during the year; under such circumstances, the historical information is updated to reflect the changes in business.

	Computer Systems	Enterprise
Three Months Ended (in millions)	and Network Storage	Services	Other	Total

March 31, 2002
Revenues	$2,157	$838	$113	$3,107
Interdivisional revenues	—	113	(113)	—
Operating income (loss)	360	233	(741)	(148)
April 1, 2001
Revenues	3,088	833	173	4,095
Interdivisional revenues	1	117	(118)	—
Operating income (loss)	$728	$179	$(755)	$152

	Computer Systems	Enterprise
Nine Months Ended (in millions)	and Network Storage	Services	Other	Total

March 31, 2002
Revenues	$6,176	$2,490	$410	$9,076
Interdivisional revenues	—	363	(363)	—
Operating income (loss)	826	621	(2,756)	(1,309)
April 1, 2001
Revenues	11,421	2,333	501	14,255
Interdivisional revenues	2	343	(345)	—
Operating income (loss)	$3,757	$473	$(2,740)	$1,490

11. LEGAL PROCEEDINGS

On February 11, 2002, Eastman Kodak Company (Kodak) filed a lawsuit in the US District Court for the Western District of New York, making various patent infringement claims against the Company with respect to aspects of the Company’s Java™ technologies. The lawsuit was subsequently amended and served on the Company on April 3, 2002. The Lawsuit seeks injunctive relief against future infringement, unspecified damages for past infringement together with costs and attorney’s fees. Based on discussions over many months with Kodak, the Company believes that this suit is without merit, and, accordingly, will defend itself vigorously. Sun cannot forecast at this time with reasonable certainty the potential costs associated with an adverse outcome of this matter.

On March 8, 2002, Sun filed suit against Microsoft Corporation (Microsoft) in the United States District Court for the Northern District of California pursuant to United States and State of California antitrust laws alleging illegal efforts to acquire, maintain and expand a number of monopolies; illegal tying arrangements; exclusive dealings; copyright infringement; unreasonable restraint of trade; and unfair competition. Sun is seeking remedies that include (1) preliminary injunctions that require Microsoft to distribute Sun’s binary implementation of the Java Run-time Environment as part of Windows XP and Internet Explorer and to stop the unlicensed distribution of Microsoft’s Virtual Machine for Java in violation of the January 23, 2001 settlement agreement; (2) a permanent injunction to restore competition to the markets in which Microsoft is unlawfully attempting to acquire, maintain and expand a number of monopolies; and (3) compensation for losses suffered by Sun as a result of Microsoft’s unlawful actions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements relating to our expectations as to product demand and products net revenue, our expectations regarding product mix trends, our expectations regarding services net revenue, revenues, results of operations, cash flows and products and services gross margin, our expectations regarding further product cost reductions, our belief that to maintain our competitive position we must continue to invest significant resources in new systems, software and microprocessor development as well as enhancing existing products, our expectations regarding the dollar amount of R&D expenses, and management’s long-term objectives to invest 10-11% of our net revenues in R&D, our expectations with regard to selling, general and administrative expenses, our continual focus on efforts to achieve additional operating efficiencies and to review and improve our business processes, our goal with regard to restructuring, our intent to reduce headcount by approximately 9%, statements regarding the timing for termination of the remaining employees to be terminated under our restructuring plan, and expectations about the timing of our exit from certain facilities under our restructuring plan, our intent to sublease certain leased facilities, our expectations regarding the volatility of our marketable debt securities portfolio and interest income, our expected tax benefit rate, our liquidity strategy, our belief that we have sufficient capital to meet our requirements for at least the next twelve months, our expectations regarding the timing of payments to be made related to workforce and facility reductions, our intent to focus on inventory management, our belief that the level of financial reserves is a competitive factor and our belief that the Kodak litigation is without merit, and as set forth in the section entitled “Purchased in-process research and development expenses”: statements regarding our belief about the realization of expected economic return from acquired in-processed technology and resulting or related products, our expected expense reductions or synergies, our ability to continue making substantial progress in the development and commercialization of acquired technologies, the expected total cost to complete the technologies and the significant assumptions underlying the valuation related to the IPRD.

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

RESULTS OF OPERATIONS

Net revenues
(dollars in millions)

	Three Months Ended			Nine Months Ended

	March 31, 2002	April 1, 2001	Change	March 31, 2002	April 1, 2001	Change
Products net revenue	$2,269	$3,262	(30.4)%	$6,586	$11,922	(44.8)%
Percentage of total net revenues	73.0%	79.7%		72.6%	83.6%
Services net revenue	$838	$833	0.6%	$2,490	$2,333	6.7%
Percentage of total net revenues	27.0%	20.3%		27.4%	16.4%
Total net revenues	$3,107	$4,095	(24.1)%	$9,076	$14,255	(36.3)%

Products net revenue

Products net revenue consists of revenue generated from the sale of our scalable computer systems and storage products, high-speed microprocessors, and our high-performance software for operating network computing equipment. The decrease in products net revenue in the third quarter as well as in the first nine months of fiscal 2002, as compared with the corresponding periods of fiscal 2001, was caused primarily by weak global macroeconomic conditions and a resulting reduction in information technology (IT) spending.

Over 90% of our products net revenue in the third quarter as well as in the first nine months of both fiscal 2002 and 2001 was generated by Computer Systems and Network Storage. Computer Systems and Network Storage consists primarily of servers, storage and desktop computers. Substantially all of the decrease in products net revenue during the third quarter and the first nine months of fiscal 2002, when compared with the corresponding periods of fiscal 2001, was attributable to a decrease in revenues generated by our server and storage products. Revenues from the sale of desktop systems represented approximately 9% and 14% of products net revenue in the third quarter of fiscal 2002 and 2001, respectively, and 11% and 13% of products net revenue in the first nine months of fiscal 2002 and 2001, respectively. While our product mix fluctuates from quarter to quarter, we expect over the long-term an increasing percentage of products net revenue will be from server and storage products and a decreasing percentage of products net revenue will be from desktop systems.

The weak macroeconomic conditions have caused a significant reduction in IT spending by our customers. We are unable to predict if the current adverse macroeconomic conditions and reduced IT spending levels will continue or further deteriorate. At this time, we expect our products net revenue in the fourth quarter of fiscal 2002 to increase slightly, as compared with the third quarter of fiscal 2002, assuming economic conditions and IT spending levels remain the same. If the macroeconomic conditions and IT spending levels decline further, then we expect our products net revenue in the fourth quarter of fiscal 2002 to be less than products net revenues in the third quarter of fiscal 2002. See “Net revenues by geographic area” for further discussion and analysis regarding specific regions.

Services net revenue

Services net revenue consists of Support Services, Professional Services and Educational Services. The 0.6% and 6.7% growth in services net revenue in the third quarter and first nine months of fiscal 2002, respectively, as compared with the corresponding periods of fiscal 2001, was due to an increase in revenue from Support Services, partially offset by decreases in revenue from Professional Services and Educational Services. Support Services revenue, which represents over 65% of services net revenue for all periods presented, consists of maintenance contract revenue which is recognized ratably over the contractual period. Support Services revenue growth was primarily a result of a better mix of platinum, gold, silver and bronze service level contracts in our portfolio. On a year-over-year basis, the Professional Services revenue decrease was primarily due to a decline in the installation of new products, while the Educational Services revenue decrease was due to a combination of: (1) a reduction in customers’ discretionary spending; and (2) a decline in new product sales.

Because a significant portion of our services net revenue is generated by contracts related to product sales, our services net revenue could be negatively impacted by the adverse macroeconomic conditions which have been and continue to negatively impact our products net revenue.

Net revenues by geographic area
(dollars in millions)

	Three Months Ended			Nine Months Ended

	March 31, 2002	April 1, 2001	Change	March 31, 2002	April 1, 2001	Change
U.S.	$1,404	$1,639	(14.3)%	$4,130	$6,776	(39.1)%
Americas — Other (Canada and Latin America)	176	229	(23.1)%	474	684	(30.7)%

Americas — Total	1,580	1,868	(15.4)%	4,604	7,460	(38.3)%
Percentage of net revenues	50.9%	45.6%		50.7%	52.3%
EMEA (Europe, Middle East and Africa)	985	1,395	(29.4)%	2,810	4,336	(35.2)%
Percentage of net revenues	31.7%	34.1%		31.0%	30.4%
APAC (Asia, Australia and New Zealand)	542	832	(34.9)%	1,662	2,459	(32.4)%
Percentage of net revenues	17.4%	20.3%		18.3%	17.3%
Total net revenues	$3,107	$4,095	(24.1)%	$9,076	$14,255	(36.3)%

	Three Months Ended			Nine Months Ended

	March 31, 2002	April 1, 2001	Change	March 31, 2002	April 1, 2001	Change
U.S.	$1,404	$1,639	(14.3)%	$4,130	$6,776	(39.1)%
Percentage of net revenues	45.2%	40.0%		45.5%	47.5%
International	$1,703	$2,456	(30.7)%	$4,946	$7,479	(33.9)%
Percentage of net revenues	54.8%	60.0%		54.5%	52.5%
Total net revenues	$3,107	$4,095	(24.1)%	$9,076	$14,255	(36.3)%

Late in the second quarter of fiscal 2001, there was an unexpected and significant reduction in capital spending in many industries, which resulted in decreased demand in the U.S. for our products and a decline in our products net revenue. The weak U.S. economic situation evolved into adverse macroeconomic conditions beginning in the fourth quarter of fiscal 2001, resulting in reductions in capital spending in many countries within the international regions in which we do significant business and negatively impacting our non-U.S. product net revenues. These adverse macroeconomic conditions have continued throughout the third quarter of fiscal 2002, resulting in a 14.3% and 39.1% decrease in U.S. net revenues, and a 30.7% and 33.9% decrease in international net revenues in the third quarter and first nine months of fiscal year 2002, respectively, as compared with the corresponding periods of fiscal 2001.

Within the EMEA region, net revenues decreased by 29.4% and 35.2% (primarily because of decreases in revenue in the United Kingdom, Northern Europe and Germany) during the third quarter and the first nine months of fiscal 2002, respectively, as compared with the corresponding periods of fiscal 2001. Northern Europe is comprised primarily of the Scandinavian countries, the Netherlands, Belgium/Luxembourg, Eastern European countries and Russia. Within the APAC region, net revenues decreased by 34.9% and 32.4% (primarily because of decreases in revenue in Japan, Greater China and Korea) during the third quarter and the first nine months of fiscal 2002, respectively, as compared with the corresponding periods of fiscal 2001. Decreases in net revenues in the United Kingdom, Northern Europe, Germany, Japan, Greater China and Korea collectively accounted for approximately 70% of the total decrease in international net revenues for the third quarter and the first nine months of fiscal 2002, respectively, as compared with the corresponding periods of fiscal 2001.

If the adverse macroeconomic conditions persist, our revenues, and potentially our results of operations and cash flows, will continue to be adversely affected.

Gross margin
(dollars in millions)

	Three Months Ended			Nine Months Ended

	March 31, 2002	April 1, 2001	Change	March 31, 2002	April 1, 2001	Change
Products gross margin	$963	$1,398	(31.1)%	$2,556	$5,752	(55.6)%
Percentage of products net revenue	42.4%	42.9%		38.8%	48.3%
Services gross margin	$344	$294	17.0%	$946	$814	16.2%
Percentage of services net revenue	41.1%	35.3%		38.0%	34.9%
Total gross margin	$1,307	$1,692	(22.8)%	$3,502	$6,566	(46.7)%
Percentage of net revenues	42.1%	41.3%		38.6%	46.1%

Products gross margin

In the third quarter of fiscal 2002, products gross margin decreased by 0.5 percentage point, as compared with the corresponding period of fiscal 2001. The 0.5 percentage point decline in products gross margin was primarily a result of reductions in product pricing (normal price list reductions and competitive transaction pricing), which were substantially offset by decreases in product costs (lower vendor product component costs and lower product quality costs).

In the first nine months of fiscal 2002, products gross margin decreased by 9.5 percentage points, as compared with the corresponding period of fiscal 2001. Substantially all of the 9.5 percentage point decline in products gross margin in the first nine months of fiscal 2002, as compared with the corresponding period of fiscal 2001, was due to: (1) reductions in product pricing (normal price list reductions and competitive transaction pricing); (2) increased product platform transition costs associated with the migration from UltraSPARC® II to UltraSPARC III; and (3) lower volumes of products manufactured. These impacts were exacerbated by a period of rapid decline in products net revenue.

Our products gross margin increased to 42.4% for the three months ended March 31, 2002, from 36.4% for the three months ended December 30, 2001. The majority of the sequential 6.0 percentage point increase in our products gross margin was attributable to: (1) lower product platform transition costs in the third quarter of fiscal 2002, as compared with the second quarter of fiscal 2002; and (2) the reductions we made to our fixed manufacturing costs to adjust to our current product volumes. We expect products gross margin in the fourth quarter of fiscal 2002 to be in the range of the fiscal 2002 third quarter products gross margin. Should the global macroeconomic conditions remain unfavorable, or the pricing pressures associated with competition continue, products gross margin could be adversely impacted.

Services gross margin

The 5.8 and 3.1 percentage point increases in services gross margin in the third quarter and the first nine months of fiscal 2002, respectively, as compared with the corresponding periods of fiscal 2001, reflect the impact of: (1) variable costs decreasing as a result of discretionary spending controls; (2) infrastructure headcount-related costs decreasing due to the restructuring in the second quarter of fiscal 2002; and (3) support services revenue increasing as a percentage of total services net revenue (support services typically generates a higher gross margin than professional services or educational services). The impact of these favorable items on services gross margin in the third quarter and the first nine months of fiscal 2002, as compared with the corresponding periods of fiscal 2001, was partially offset by: (1) increased fixed infrastructure costs; and (2) increased third party costs necessary to support global customer service expectations.

Our services gross margin increased to 41.1% for the three months ended March 31, 2002, from 37.3% for the three months ended December 30, 2001. The sequential 3.8 percentage point increase in the services gross margin rate was principally due to lower overall costs generated by the workforce reduction and other actions taken to reduce services infrastructure. We expect our services gross margin to remain in the low- to mid- 40% range in the fourth quarter of fiscal 2002.

Operating expenses
(dollars in millions)

	Three Months Ended			Nine Months Ended

	March 31, 2002	April 1, 2001	Change	March 31, 2002	April 1, 2001	Change
Research and development	$468	$486	(3.7)%	$1,369	$1,473	(7.1)%
Percentage of net revenues	15.1%	11.9%		15.1%	10.3%
Selling, general and administrative	$991	$948	4.5%	$2,918	$3,371	(13.4)%
Percentage of net revenues	31.9%	23.2%		32.2%	23.7%
Restructuring charges	$(4)	$—	N/M	$521	$—	N/M
Percentage of net revenues	(0.1)%	—%		5.7%	—%
Goodwill amortization	$—	$105	N/M	$—	$160	N/M
Percentage of net revenues	—%	2.6%		—%	1.1%
Purchased in-process research and development	$—	$1	N/M	$3	$72	(95.8)%
Percentage of net revenues	—%	—%		—%	0.5%

Research and development expenses

R&D expenses, as a percentage of total net revenues, increased to 15.1% in the third quarter and the first nine months of fiscal 2002, respectively, from 11.9% and 10.3% in the corresponding periods of fiscal 2001. The increases in the percentage of R&D expenses to total net revenues are the result of a decrease in revenues in the third quarter and first nine months of fiscal 2002, as compared with the corresponding periods of fiscal 2001. In dollars, R&D expenses decreased by 3.7% to $468 million in the third quarter of fiscal 2002, as compared with $486 million for the corresponding period of fiscal 2001, and by 7.1% to $1,369 million in the first nine months of fiscal 2002, as compared with $1,473 million for the corresponding period of fiscal 2001.

In dollars, the decrease in R&D expenses for the third quarter of fiscal 2002, as compared with the corresponding period of fiscal 2001, was a result of: (1) significant cost cutting measures in the areas of consulting, travel and other types of discretionary spending; and (2) lower costs incurred for pre-customer release units (“prototypes”) developed during the early phases of product development. These reductions in expenses were partially offset by: (1) higher variable compensation; and (2) higher depreciation costs.

In dollars, the decrease in R&D expenses for the first nine months of fiscal 2002, as compared with the corresponding period of fiscal 2001, was a result of: (1) significant cost cutting measures in the areas of consulting, travel and other types of discretionary spending; (2) lower costs incurred for prototype development; (3) a reduction in incentive compensation costs; and (4) a decrease in compensation costs as a result of our mandatory shutdown in July 2001. These reductions were partially offset by higher depreciation costs. In general, fluctuations in R&D expenses will occur depending on the timing of product introductions, among other factors.

Our R&D spending reflects our continued development of a broad line of scalable and reliable systems, including servers, desktop systems, storage technologies and SPARC® microprocessors, as well as software products that utilize the Java platform, Solaris™ Operating Environment and Jini™ network technology. We believe that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems, software, and microprocessor development, as well as continue to enhance existing products. We expect that the dollar amount of R&D expenses for the fourth quarter of fiscal 2002 will be in the same range as the amount of R&D expenses incurred during the third quarter of fiscal 2002. It is management’s long-term objective to invest 10 – 11% of our net revenues in R&D.

Selling, general and administrative expenses

SG&A expenses, as a percentage of total net revenues, increased to 31.9% and 32.2% in the third quarter and first nine months of fiscal 2002, respectively, from 23.2% and 23.7% in the corresponding periods of fiscal 2001. The increases in the percentage of SG&A expenses to total net revenues are the result of a decrease in revenues in the third quarter and first nine months of fiscal 2002, as compared with the corresponding periods of fiscal 2001.

In dollars, SG&A expenses increased by $43 million to $991 million in the third quarter of fiscal 2002, as compared with $948 million in the third quarter of fiscal 2001, due to higher variable compensation costs, partially offset by: (1) cost cutting measures in the areas of travel, advertising, marketing, facilities and other types of discretionary spending; and (2) lower headcount-related costs as a result of our restructuring in the second quarter of fiscal 2002.

In dollars, SG&A expenses decreased by $453 million to $2,918 million in the first nine months of fiscal 2002, as compared with $3,371 million in the corresponding period of fiscal 2001, as a result of: (1) significant cost cutting measures in the areas of travel, advertising, marketing, facilities and other types of discretionary spending; (2) lower headcount-related costs as a result of our restructuring in the second quarter of fiscal 2002; and (3) a decrease in compensation costs during the first quarter of fiscal 2002 (as a result of our mandatory shutdown in July 2001).

We are continuing to focus our efforts on achieving additional future operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. Our company performance-based compensation incentives costs could increase or decrease during the fourth quarter of fiscal 2002, as compared with the third quarter of fiscal 2002, depending on our ability to achieve certain financial goals. If we are able to achieve our financial goals for the fourth quarter of fiscal 2002, we would expect SG&A expenses to increase slightly, as compared with the SG&A expenses we recognized in the third quarter of fiscal 2002.

Restructuring charges

The following discussion should be read in connection with Note 7, “Restructuring Charges” in the Notes to Condensed Consolidated Financial Statements (Unaudited). Also, for the impact of the restructuring on our future cash flows, see discussion under “Liquidity and Capital Resources.”

In the fourth quarter of fiscal 2001, Sun elected to exit certain building leases and building projects and charged approximately $75 million for facility exit costs associated with this decision. As a result of the continued deterioration of certain commercial real estate markets, we reduced our sublease income assumptions and, accordingly, recorded an additional $25 million charge ($14 million and $11 million in the first and third quarters of fiscal 2002, respectively) to reflect this change in estimates. As of March 31, 2002, the revised estimated facility exit cost of $100 million is net of approximately $30 million in estimated sublease income.

In the second quarter of fiscal 2002, we began implementing a workforce reduction and facility exit plan in response to the continuing global economic slowdown. This restructuring resulted in a charge of $511 million (consisting of a $146 million workforce reduction charge and a $365 million excess facility charge). The goal of the restructuring is to reduce costs and improve operating efficiencies in order to adjust to the current business environment. Specifically, it is our intent under the plan to reduce headcount by approximately 9% (or 3,400 employees and 500 contractors) and to eliminate excess facility capacity in light of revised facility requirements. During the third quarter of fiscal 2002, we reduced our estimate of the total costs of $511 million associated with this restructuring activity and recorded an adjustment of $15 million. The amount reflects the settlement for one particular lease obligation.

The following discussion relates to the restructuring activities implemented in the second quarter of fiscal 2002.

Worldwide workforce reduction

We recorded a workforce reduction charge of $146 million related to severance and fringe benefits for terminated employees. The restructuring will result in the termination of approximately 3,400 employees across all employee levels, business functions, operating units, and geographic regions. As of March 31, 2002, approximately 3,250 employees had been terminated as a result of the restructuring. We anticipate that the remaining identified employees will be terminated during the fourth quarter of fiscal 2002, depending on the local employment laws that govern such employees.

Consolidation of excess facilities

We recorded a charge of $365 million related to the consolidation of excess facilities. The facility exit charges include:

•	$282 million of estimated future obligations for non-cancelable lease payments (net of $80 million of estimated sublease income) or termination fees generated by exiting excess rental facilities. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and then current real estate market conditions. In addition, the Company intends to sublease certain leased facilities and estimated the sublease income based on then current real estate market conditions or, where applicable, amounts being negotiated;

•	$66 million for the impairment of in-process construction costs related to the termination of certain building construction projects; and

•	$17 million for the impairment of property and equipment (primarily leasehold improvements) for which there are insufficient cash flows to support the carrying cost. The property and equipment impairment was determined based on the difference between the assets’ estimated fair value and their carrying value as of December 30, 2001.

The Company expects to exit the facilities relating to the amounts accrued under the restructuring by no later than December 31, 2002.

Goodwill amortization

On July 1, 2001, we early-adopted SFAS 142. In accordance with SFAS 142, goodwill is no longer amortized. There was no impairment of goodwill upon adoption of SFAS 142. We are required to perform goodwill impairment tests on an annual basis, and on an interim basis in certain circumstances. There can be no assurance that future goodwill impairments tests will not result in a charge to earnings. See Note 2, “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion. The $105 million and $160 million goodwill amortization for the third quarter and first nine months of fiscal 2001, respectively, was primarily attributable to the acquisitions of Cobalt Networks, Inc.

(acquired in December 2000), Star Division Corporation and certain assets of Star Division Software Entwicklung und Vertriebs GmbH, and MAXSTRAT Corporation.

Purchased in-process research and development expenses

Overview

In the first nine months of fiscal 2002, we acquired Isopia, Inc. (Isopia). Purchased in-process research and development expenses (IPRD) of $3.2 million in the first quarter of fiscal 2002 represented the write-off of in-process technologies associated with Isopia. There was no purchased IPRD in the second and third quarter of fiscal 2002. During fiscal 2001, there was no purchased IPRD in the first quarter, $71 million in the second quarter, and $1 million in the third quarter. At the date of the Isopia acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and the IPRD had no alternative future uses. Accordingly, the amount was expensed on the acquisition date.

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

Valuation assumptions

The following table summarizes the significant assumptions underlying the valuation related to the IPRD for the nine months ended March 31, 2002 (dollars in millions):

Percentage of Revenue
Estimated Cost to
		Complete	Percentage	Average
		Technology at	Complete at	Revenue
Acquired		Time of	Time of	Growth		Average
Company	IPRD	Acquisition	Acquisition	Rate	Average COS	SG&A	Average R&D	Discount Rate Used

Isopia, Inc.	$3.2	$0.6	45%	58%	13%	35%	2%	26%

Overview of significant purchased IPRD in the nine months ended March 31, 2002

Included below are further details regarding the nature of the purchased technology acquired during the nine months ended March 31, 2002.

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

At the acquisition date, Isopia was engaged in development activity associated with LearnTone™, a web-based training content delivery technology. As of the acquisition date, this technology was still under development and substantial efforts needed to be completed prior to the release of a commercially viable product. We completed the development of this technology in the third quarter of fiscal 2002, and the total cost at completion was not materially different from the estimated total costs as of the acquisition date.

Overall status of business combinations prior to fiscal 2002

With respect to acquisitions completed prior to fiscal 2002, we believe that the projections we used in performing our valuations for each acquisition are still valid in all material respects; however, we cannot assure you that the projected results will be achieved. We continue to make substantial progress related to the development and commercialization of acquired technologies. Although we have experienced delays in the completion of certain of our development efforts and their related commercialization, the expected total costs to complete such technologies have not materially increased, individually or in the aggregate. We periodically evaluate our product development timeline and modify our overall business plan in response to various factors. Modifications to our business plan include the reallocation of resources among various alternative development projects. The impact of delays in the realization of economic benefits related to acquired technologies, individually or in the aggregate, has not been material to our overall consolidated financial position or results of operations as of and for the quarter ended March 31, 2002.

Loss on equity investments
(dollars in millions)

	Three Months Ended			Nine Months Ended

	March 31, 2002	April 1, 2001	Change	March 31,2002	April 1, 2001	Change
Loss on equity investments, net	$(23)	$(13)	76.9%	$(81)	$(12)	N/M
Percentage of net revenues	(0.7)%	(0.3)%		(0.9)%	0.1%

Our equity investments portfolio, which primarily consists of publicly traded and non-publicly traded technology companies contained within our internally-managed venture capital fund, was negatively impacted by the decline in The Nasdaq National Market and the adverse macroeconomic conditions of the technology sector during the third quarter and first nine months of fiscal 2002, as compared with the corresponding periods of fiscal 2001. The loss on equity investments in the third quarter and first nine months of fiscal 2002 included impairment losses on minority equity investments in publicly and privately traded companies of $22 million and $74 million, respectively.

Our decision to sell equity investments in the future will depend upon numerous factors, including economic and strategic factors, many of which are not predictable nor within our control.

Interest income, net
(dollars in millions)

	Three Months Ended			Nine Months Ended

	March 31, 2002	April 1, 2001	Change	March 31, 2002	April 1, 2001	Change
Interest income, net	$77	$110	(30.0)%	$252	$276	(8.7)%
Percentage of net revenues	2.5%	2.7%		2.8%	1.9%

The decline in interest income (net of interest expense) in the third quarter and the first nine months of fiscal 2002, as compared with the corresponding periods of fiscal 2001, is primarily due to a combination of lower interest rates and lower cash and marketable debt securities balances, substantially offset by a $38 million and $105 million gain realized on the sale of certain fixed income marketable debt securities during the third quarter and the first nine months of fiscal 2002, respectively.

The average duration of our portfolio of marketable debt securities decreased to 1.24 years as of March 31, 2002 from 1.49 years as of April 1, 2001. In general, we would expect that the volatility of this portfolio would decrease as its duration decreases. Our interest income and expenses are sensitive primarily to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and marketable debt securities. To mitigate the impact of fluctuations in U.S. interest rates on our issued fixed-rate unsecured senior debt securities, we have entered into interest rate swap transactions so that the interest associated with these debt securities effectively becomes variable.

We expect our interest income, net in the fourth quarter of fiscal 2002 will be lower than our interest income, net earned in the third quarter of fiscal 2002, primarily due to lower gains on sales of marketable debt securities.

Income taxes
(dollars in millions)

	Three Months Ended			Nine Months Ended

	March 31, 2002	April 1, 2001	Change	March 31, 2002	April 1, 2001	Change
Provision (benefit) for income taxes	$(57)	$113	(150.4)%	$(490)	$685	(171.5)%
Percentage of income (loss) before taxes and cumulative effect of change in accounting principle	60.8%	45.4%		43.1%	39.1%

Our effective income tax benefit rate was 60.8% and 43.1% for the third quarter and first nine months of fiscal 2002, respectively, as compared with effective income tax expense rates of 45.4% and 39.1% for the corresponding periods of fiscal 2001.

The difference between our current and prior quarter tax rates is primarily due to a change in our estimate of projected statutory credits to be recognized in the current fiscal year.

The primary difference between our current and prior nine-month tax rates can be explained by: (1) the elimination of certain non-recurring, non-deductible accounting charges resulting from our adoption of SFAS No. 142; (2) increased projected statutory credits to be recognized in the current fiscal year; and (3) a reduction in benefits associated with decreased profitability in certain low-tax, non-U.S. jurisdictions.

We currently expect the fourth quarter fiscal 2002 tax benefit rate to be 46.0%. Our expected rate, based on current tax law and current estimates of earnings, is subject to change.

LIQUIDITY AND CAPITAL RESOURCES
(dollars in millions)

	March 31, 2002	June 30, 2001	Change
Cash and cash equivalents	$1,672	$1,472	$200
Marketable debt securities	4,276	4,699	(423)

Total cash, cash equivalents and marketable debt securities	$5,948	$6,171	$(223)
Percentage of total assets	35.2%	33.9%	3.8%
Days sales outstanding (DSO)	70	67	(4.5)%
Inventory turns	10.6	12.5	(15.2)%

	Nine Months Ended
	March 31, 2002	April 1, 2001	Change
Cash provided by operating activities	$703	$2,023	$(1,320)
Cash used in investing activities	(248)	(2,044)	1,796
Cash used in financing activities	(255)	(541)	286
Net increase (decrease) in cash and cash equivalents	$200	$(562)	$762

Our long-term strategy is to maintain the minimum amount of liquidity necessary in subsidiaries for operational purposes, and to invest the remaining amount of our cash in highly liquid cash equivalents and marketable debt securities. Accordingly, in addition to the $1,672 million in cash and cash equivalents we currently have for shorter-term requirements, we have approximately $4,276 million in marketable debt securities that are available for future operating, financing and investing activities, for a total liquidity position of $5,948 million.

We have a $500 million revolving credit facility (“Facility”) with a syndicate of commercial banks. No amounts were outstanding under the Facility as of March 31, 2002. The Facility is available subject to compliance with certain covenants and expires August 2002. If we failed to be in compliance with these covenants, the banks would have no obligation to lend us any money under this credit facility. Sun was in compliance with the financial covenants as of March 31, 2002.

In addition, Sun and its subsidiaries had uncommitted lines of credit aggregating approximately $552 million. No amounts were drawn from these lines of credit as of March 31, 2002. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

Our future cash obligations consist primarily of our current liabilities and our long-term debt. Our current liabilities include approximately $165 million related to the restructuring charges expected to be paid in the next twelve months. Also, we have $1.5 billion in unsecured debt securities (the “Senior Notes”) that are due at various times between August 2002 and August 2009 ($200 million is due on August 15, 2002 and bears interest at 7%). The Senior Notes are subject to compliance with certain covenants. As of March 31, 2002, Sun was in material compliance with the covenants. If we failed to be in compliance with these covenants, the Trustee or Holders of not less than 25% in principal amount of the Senior Notes would have the ability to demand immediate payment of all amounts outstanding.

The remaining non-current obligations totaling $873 million as of March 31, 2002 ($884 million as of April 1, 2001) consist primarily of deferred tax liabilities, deferred revenue and amounts to be paid in excess of one year on abandoned leases. As of March 31, 2002, we expect to pay $189 million of the facility restructuring accrual over the respective facility lease terms through fiscal 2018. The facility accrual includes estimates such as expected sublease income or termination fees; actual results may materially differ from our current estimates, resulting in a change in our expected cash flow requirements. See Note 7, “Restructuring Charges” in the Notes to the Condensed Consolidated Financial Statements (Unaudited) for further discussion. None of these non-

current obligations have covenants or other requirements which could accelerate Sun’s obligation to pay these amounts.

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

Changes in Cash Flow

During the nine months ended March 31, 2002, cash, cash equivalents and marketable debt securities decreased by $223 million ($200 million increase in cash and cash equivalents and $423 million decrease in marketable debt securities). This decrease is primarily attributable to the $245 million we spent on our equity activities ($366 million spent to purchase our common stock in the open market, less $121 million received as consideration for the issuance of Sun’s common stock under our stock option and employee stock purchase plans). In addition, we spent approximately $461 million for real estate development and equipment additions to support product development and infrastructure initiatives. This amount was offset by our positive cash flow from operating activities of $703 million.

Cash flows provided by operating activities were generated primarily from net income (as adjusted by noncash items) and decreases in accounts receivable (net), inventory, as well as other assets; these cash influxes were partially offset by decreases in accounts payable and other liabilities. Accounts receivable (net) decreased to $2,407 million at March 31, 2002 from $2,955 million at June 30, 2001. The decrease in accounts receivable (net) was primarily due to the lower volume of sales, partially offset by an increase in days of sales outstanding (DSO). The increase in DSO was primarily attributable to earning revenue later in the quarter, as well as the timing of customer payments. Inventory decreased to $554 million at March 31, 2002 from $1,049 million at June 30, 2001. While we were successful in decreasing inventory during the first nine months of fiscal 2002, inventory turns slightly declined. The decrease in inventory turns was a reflection of increased inventory for new product releases and lower shipment volumes, and was impacted further by the decrease in demand for our products due to adverse macroeconomic conditions. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence because of rapidly changing technology and customer requirements. The accounts payable and other liabilities decrease of $1,047 million in the first nine months of fiscal 2002 as compared with June 30, 2001 is primarily due to the reduction in inventory levels and operating expenses. In addition, we reduced our other liabilities by $116 million in severance and benefits payments and $14 million in facilities-related payments in connection with our restructuring.

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

Our competitors are some of the largest, most successful companies in the world. They include International Business Machines Corporation (IBM), Hewlett-Packard Company (HP), Compaq Computer Corporation (Compaq), and EMC Corporation (EMC). Our future competitive performance depends on a number of factors, including our ability to: continually develop and introduce new products and services with better prices and performance than those offered by our competitors; offer a wide range of products and solutions from small single processor systems to large complex enterprise level systems; offer solutions to customers that operate effectively within a computing environment that includes hardware and software from multiple vendors; offer products that are reliable and that ensure the security of data and information; create products for which third party software vendors will develop a wide range of applications; and offer high quality products and services. Two of our competitors, HP and Compaq, have merged, creating an entity that is significantly larger than Sun. To the extent that they are successful in integrating their businesses, the combined company could have greater access to resources, and our business and operating results could be adversely affected by the increased competitive pressures.

We also compete with systems manufacturers and resellers of systems based on microprocessors from Intel Corporation (Intel) and the Windows family of operating systems software from Microsoft Corporation (Microsoft). These competitors include Dell Computer Corporation (Dell), the combined HP and Compaq company, in addition to Intel and Microsoft.

This competition creates increased pressure, including pricing pressure, on our products . We expect this competitive pressure to continue through calendar year-end, due to continued new product introductions and aggressive marketing programs from our competitors.

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

Business Practices, Processes and Information Systems. In order to increase efficiencies and remain competitive in a rapidly changing industry, we are continually improving and changing our business practices, processes and information systems. In this regard, during the first month of fiscal 2003, we plan to upgrade our business practices and related information systems affecting order entry, order fulfillment and accounts receivable (the “Upgrade”). The timing and duration of the implementation of the Upgrade are subject to a number of risks due to the complexity of the conversion process. This includes verifying the accuracy of the business data and information prior to conversion, the actual conversion of that data and information to the new system and then using that business data and information in the new system after the conversion. In addition, because the Upgrade is enterprise-wide, there is a need for substantial and comprehensive enterprise-wide employee training. While testing of these new systems and processes and training of employees are done in advance of implementation, there are inherent limitations in our ability to simulate a full-scale operating environment in advance of implementation. Moreover, the implementation will require Sun to be without automated order entry, order fulfillment and accounts receivable capabilities for a period of time as the company shifts to the new systems. There can be no assurance that this interruption in the use and availability of enterprise-wide information systems will not have an adverse effect on our business and operating results. Finally, to the extent that we encounter problems after introduction of these new systems and practices that prevent or limit their full utilization, our operating results could be adversely affected.

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

Acquisitions/Alliances. If, in the future, we acquire technologies, products, or businesses, or we form alliances with companies requiring technology investments or revenue commitments we will face a number of risks to our business. The risks we may encounter include those associated with integrating or co-managing operations, personnel, and technologies acquired or licensed, and the potential for unknown liabilities of the acquired or combined business. Also, we early adopted the new Statement of Financial Accounting Standards No. 142 (SFAS 142) “Goodwill and Other Intangible Assets,” as of July 1, 2001. Accordingly, our goodwill and other intangible assets that have an indefinite useful life are no longer amortized but instead reviewed at least annually for impairment. If we do not meet our long-term forecasts, we could be required to record impairment charges related to goodwill and other intangible assets, which could adversely affect our financial results. In addition, our business and operating results could be adversely affected if our acquisition or alliance activities are not successful.

Adverse Business Conditions in Specific Industries. We depend on the telecommunications, financial services and manufacturing industries for a significant portion of our revenues. Significant reduction in technology capital spending in these industries caused by adverse economic conditions, such as we experienced over the last two quarters of fiscal 2001 and the first three quarters of fiscal 2002, may continue to result in decreased revenues and earnings. Our revenues are dependent on the level of technology capital spending in the United States and international economies. A number of companies recently filed for bankruptcy protection, and others announced significant reductions and deferrals in capital spending. If capital spending continues to decline in these industries over an extended period of time, our business will continue to be adversely affected.

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

Our employees are vital to our success, and our key management, engineering, and other employees are difficult to replace. We generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. The on-going decrease in IT spending and resulting decrease in revenues has put pressure on high technology companies to retain highly qualified technical personnel. We may not be able to attract, assimilate, or retain highly qualified technical employees in the future. These factors could adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at March 31, 2002. Actual results may differ materially.

Interest Rate Sensitivity

Our investment portfolio of marketable debt securities consists primarily of fixed income instruments with an average duration of 1.24 years as of March 31, 2002. The primary objective of our investments in marketable debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, a hypothetical 150 BPS increase in interest rates would result in an approximate $59 million decrease in the fair value of our investments in marketable debt securities as of March 31, 2002.

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

Foreign Currency Exchange Risk

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of manufacturing and sales activities outside of the U.S., we enter into transactions in other currencies, primarily the Japanese yen, the British pound and the Euro. As a result, the Company purchases currency options and forward contracts to reduce or eliminate certain foreign currency exposures that can be identified and quantified. The Company’s hedges are primarily intended to protect changes in the value of the U.S. dollar.

Based on our foreign currency exchange instruments outstanding at March 31, 2002, we estimate a maximum potential one-day loss in fair value of approximately $9 million, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables, and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. Foreign currency fluctuations did not have a material impact on our results of operations and financial position during the three month and nine month periods ended March 31, 2002.

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

Equity Security Price Risk

We are exposed to price fluctuations on the marketable portion of equity securities included in our portfolio of equity investments. These investments are generally in companies in the high-technology industry sector, many of which are small capitalization stocks. We typically do not attempt to reduce or eliminate the market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $5 million decrease in the fair value of our available-for-sale equity investments as of March 31, 2002. At March 31, 2002, three equity securities represented approximately $17 million of the total fair value of the marketable equity securities of $24 million.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 11, 2002, Eastman Kodak Company (Kodak) filed a lawsuit in the U.S. District Court for the Western District of New York, making various patent infringement claims against Sun with respect to aspects of our Java™ technologies. The lawsuit was subsequently amended and served on the Company on April 3, 2002. The Lawsuit seeks injunctive relief against future infringement, unspecified damages for past infringement together with costs and attorney’s fees. Based on discussions over many months with Kodak, we believe that this suit is without merit, and, accordingly, will defend ourselves vigorously. Sun cannot forecast at this time with reasonable certainty the potential costs associated with an adverse outcome of this matter.

On March 8, 2002, Sun filed a suit against Microsoft Corporation (Microsoft) in the United States District Court for the Northern District of California pursuant to United States and State of California antitrust laws alleging illegal efforts to acquire, maintain and expand a number of monopolies; illegal tying arrangements; exclusive dealings; copyright infringement; unreasonable restraint of trade; and unfair competition. Sun is seeking remedies that include: (1) preliminary injunctions requiring Microsoft to distribute Sun’s binary implementation of the Java Run-time Environment as part of Windows XP and Internet Explorer and to stop the unlicensed distribution of Microsoft’s Virtual Machine for Java in violation of the January 23, 2001 settlement agreement; (2) a permanent injunction to restore competition to the markets in which Microsoft is unlawfully attempting to acquire, maintain and expand a number of monopolies; and (3) compensation for losses suffered by Sun as a result of Microsoft’s unlawful actions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.84	Registrant’s Nonqualified Deferred Compensation Plan, as amended June 30, 2002.
10.94	Promissory Notes issued to Robert L. Long on November 12, 2001 and January 10, 2002, and related documents (1)
10.95	Promissory Notes issued to Masood A. Jabbar on November 7, 2001, and related documents (1)

(1)	Loans paid in full as of February 8, 2002.

     (b)  Reports on Form 8-K

(1)	We filed a report on Form 8-K with the Securities and Exchange Commission on February 14, 2002 announcing that we were informed by Eastman Kodak Company that Kodak had filed a lawsuit on February 11, 2002 in the U.S. District Court for the Western District of New York, alleging patent infringement against Sun with respect to aspects of Sun’s Java™ technologies.

(2)	The Company filed a report on Form 8-K with the Securities and Exchange Commission on May 3, 2002, announcing: (1) on April 25, 2002, the resignation of Michael E. Lehman, Executive Vice President, Corporate Resources and Chief Financial Officer and the appointment of Stephen T. McGowan as Executive Vice President, Corporate Resources and Chief Financial Officer effective as of July 1, 2002; and (2) on May 1, 2002, the resignation of Edward J. Zander, President and Chief Operating Officer, and the appointment of Scott G. McNealy, Chairman of the Board and Chief Executive Officer, as Chairman of the Board, Chief Executive Officer and President, effective July 1, 2002.

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

Dated: May 13, 2002