Form 10-K
period 2002-06-30
SUN MICROSYSTEMS INC
filed 2002-09-30
CIK 709519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 0-15086

SUN MICROSYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2805249
(State of incorporation)	(I.R.S. Employer Identification No.)

4150 Network Circle Santa Clara, CA 95054 (Address of principal executive offices, including zip code)	(650) 960-1300 (Registrant’s telephone number, including area code) http://www.sun.com (Registrant’s url)

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:
* Common Stock
* Share Purchase Rights

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES     ☒          No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant, as of September 10, 2002, was approximately $11.0 billion based upon the last sale price reported for such date on The Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

The number of shares of the Registrant’s Common Stock (par value $0.00067) outstanding as of September 10, 2002 was 3,135,404,506.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 hereof.

PART I

ITEM 1.     BUSINESS

GENERAL

Sun’s business is singularly focused on products and services for network computing. Network computing has been the company’s focus for the 20 years of our existence, and is based on the premise that the power of a single computer can be increased dramatically as it is interconnected with other computer systems for the purposes of communication and sharing of computing power. Our product line consists of computer systems and workstations, storage, software and associated services. Our customers use our products and services to build mission-critical computing systems on which they operate all elements of their businesses. Our products and services are used in a wide range of technical/scientific and engineering applications in industries such as telecommunications, financial services, government, manufacturing, education, retail, life sciences, media and entertainment and healthcare.

Our products are based on several core technologies including our SolarisTM Operating Environment, our UltraSPARC® (UltraSPARC Scalable Processor Architecture) microprocessor architecture, and the JavaTM programming language. Key brands associated with Sun in addition to these are SunTM ONE (Open Net Environment), our software architecture, products and associated services for the creation of Services on Demand, the Sun FireTM series of computer servers, the Sun StorEdgeTM family of storage hardware and software, and our Sun BladeTM series of workstations. In August of 2002, we extended this product line with our first entry level server, the Sun LX-50 capable of running both the Solaris Operating Environment and the Linux operating system.

For the fiscal year ended June 30, 2002, we had revenues of $12.5 billion, employed approximately 39,400 employees, and conducted business in over 100 countries. We were incorporated in California in February 1982 and reincorporated in Delaware in July 1987.

BUSINESS STRATEGY

Our business strategy is built around our single focus on network computing, and the computer systems, storage, software and services to enable our customers to achieve competitive advantages through the strategic use of information technology. The core elements of our business strategy include:

•	An end-to-end architecture that extends our common Java technology based programming environment from devices as small as smart cards and cell phones to large multi-million dollar servers.

•	On-going innovation in microprocessor architecture, systems design, and software to help ensure continuing technology leadership and resulting price-performance advantage.

•	Commitment to open public application programming interfaces. Sun believes that our customers are best served when they have a choice and a competitive vendor environment. This requires that the industry agree on programming standards and compete to create the highest quality implementation.

•	A robust partner community. We cultivate a large community of commercial software developers, system integrators, and resellers to add value to Sun products and services and to extend our reach and expertise. Our partner community enables us to deliver an increasing level of integration of our systems, storage, software and services to make our solutions faster to deploy and to help ensure the best possible performance.

•	A direct sales organization for large customer accounts increasingly organized to deliver a single point of contact with Sun.

•	A mission-critical support organization staffed worldwide to help ensure high satisfaction and profitable use of our products.

End-to-End Architecture

Developing and deploying services over the network requires an infrastructure platform that is enterprise ready, developer rich and economically compelling. This means that rather than offering the customer the cheapest server or storage array, we are focused on providing the combination of software and hardware that will give them the best value including: (1) minimize porting and migration costs when upgrading; (2) maximize system uptime and availability; and (3) provide the richest applications suite to a growing developer community. With this strategy, we believe we are able to offer the customer a platform that entails less annual administrative costs, developer training costs, and downtime costs, which decreases customers’ “total cost of ownership”.

In fiscal 2002, we introduced a number of new products supporting our strategy as an end-to-end infrastructure platform company and we completed the roll out of our UltraSPARC III microprocessor across our low, mid and high-end server lines. The UltraSPARC III processor is fully binary compatible with our previous generation processor, so customers can run existing applications without the time and cost of rewriting applications. In addition, we released our Solaris 9 operating system, which has created significant benefits to customers as it reduces system downtime and upgrade costs because it is designed to run all existing applications currently running on previous Solaris OE releases.

We also introduced a new line of low-end servers running the Linux Operating System on our UltraSPARC microprocessor as well as the Solaris Operating Environment on the X86 platform edition microprocessor architecture. These servers are part of our larger strategy to deliver highly dense racks of low cost and very manageable server groups that are based on open application programming interfaces.

Our Sun ONE platform consists of a number of Sun’s powerful and scalable products, including the Solaris Operating Environment, Sun ONE middleware products, and the Sun ONE Studio development environment. It also builds upon our well-established Java technology to help enable the creation and deployment of Sun ONE Services on Demand (i.e., the ability to provide information, data and applications anywhere, anytime and on any device, using open application programming interfaces that will work with a wide array of operating systems and applications).

Innovation

We believe that in order to be a leading developer of enterprise and network computing products and technologies, we must continue to invest and innovate. As indicated by our research and development investments of approximately 10-15% of annual revenues during each of the last three fiscal years, we are continually focused on technological innovation. Over the past few years, we have made significant investments in several of our product technologies. These investments include:

•	the highly scalable UltraSPARC processor and systems architecture;

•	our highly reliable and scalable Solaris Operating Environment;

•	mission critical clustering, messaging, directory and web services infrastructure;

•	the cross-platform Java software development environment, spanning smart cards, cellular handsets, set top boxes, desktop computers, and servers — used by our customers and independent software vendors;

•	our highly scalable enterprise servers, from entry level to data center class, and workstations; and

•	network-based storage systems and software, including Sun HighGroundTM storage management software and SunTM QFS and SunTM SAM-FS software.

In addition, during the first quarter of fiscal year 2003, we introduced our first line of X86 microprocessor general purpose entry level servers that can run either the Solaris Operating Environment or Linux open-source operating system. We intend to continue our investments into new computing technologies and are focused on continuing to develop and deliver leading-edge network computing products based upon our innovations.

Many of these technologies provide us with a competitive advantage and differentiation in the marketplace. We believe by investing in research and development, we are able to develop and deliver more valuable systems technology to our customers, and therefore, are able to generate better long-term profit margins on our products.

Open Application Programming Interfaces (APIs)

From inception, we have focused on developing products and technologies based upon open APIs. We coined the phrase, “The Network is the ComputerTM”. Behind that simple phrase is the belief that the real power in computing lies in the ability to freely access and share information over the network, while unconstrained by proprietary software and hardware standards. In short, the network has become an integral part of our personal lives and our economy. Individuals access e-mail, the Internet, or private corporate networks through multiple devices including personal computers, cell phones, personal digital assistants, and even automobiles. Companies are interested in using networking technologies to link various constituencies across their organizations to better share information and intelligence, to streamline processes, gain efficiencies, accelerate time to market for key products, improve customer service, and ultimately gain competitive advantage.

The need for open APIs is at the heart of the Internet’s development. We believe that without them, too many proprietary software and hardware protocols cause both incompatibility and cost issues, making it too difficult and uneconomical for individuals and organizations to fully access and harness the network. Through open APIs, we believe application adoption and service deployments over the network will grow more quickly, which will increase the workload on the network, leading to increased demand for our computer systems. In addition, by adhering to open APIs, we are able to deliver more flexible and compatible systems products to our customers, reducing administrative costs and adding to the demand for our systems. For example, we have created technologies, such as the Network File System (NFS), UltraSPARC architecture and the Java technologies, providing customers with flexibility for their networking environments, and facilitating industry growth. In addition, through our Sun ONE software platform, we have extended our well-established Java technology platform and utilized Web industry standards including XML (Extensible Markup Language), SOAP (Simple Object Access Protocol), UDDI (Universal Description, Discovery and Integration) and WSDL (Web Services Description Language).

Partner Community

While our product and service offerings are very broad, we recognize that no single supplier of computing solutions can meet all of the needs of all of its customers. We have established relationships with leading value-added resellers, original equipment manufacturers, channel development providers, independent distributors, independent software vendors, and computer systems integrators to deliver solutions that our customers demand. Through these relationships, we are able to provide the end-to-end solutions that customers require to compete. As an extension of this strategy, in fiscal 2002, we entered into an OEM agreement with Hitachi Data Systems to provide highly reliable and available storage to the datacenter through the offering of the Sun StorEdge 9900 series of storage systems.

Direct Sales

Our sales force serves the telecommunications, financial services, government, manufacturing, education, retail, life sciences, media and entertainment and healthcare. Our direct sales organization for large customer accounts are increasingly organized to deliver a single point of contact with Sun. We have approximately 140 sales and service offices in the United States and 150 sales and service offices in 45 countries.

Mission Critical Support

We provide expertise in network computing through a broad range of global services, including support services (systems support for hardware and software), professional services (IT consulting, systems integration and system/ network management), and educational services (education consulting, skills migration and training).

BUSINESS ORGANIZATION

To facilitate innovation and provide world-class support for our global client base, we have focused our organization on the following products and services businesses. Each provides products and services for commercial and technical computing. The primary competitive differentiators for these products in the marketplace are their price/performance, scalability and reliability.

Enterprise Systems Products

The Enterprise Systems Products group provides an integrated family of mid-range and high-end enterprise servers systems for mission critical and high-performance computing environments. These products run application environments, directories, databases, web sites and many other applications.

Volume Systems Products

The Volume Systems Products group provides entry enterprise servers, blade computing (management of a pool of modular, single board servers, as one computing environment, which allows companies to dynamically allocate and re-allocate resources to changing workloads) and workstations with low price point and high computing density for horizontally scalable environments (large computing environments composed of clusters of smaller servers). The entry servers deliver network computing in a compact package, with a range of options in processing power, form factor and scalability.

Processor and Network Products

The Processor and Network Products group develops UltraSPARC microprocessors, associated companion application specific integrated circuits (ASICS), and leading-edge Network and Cryptographic products and technologies. At the heart of Sun systems, these components deliver world-class performance, scalability, and security to products ranging in price from less than $1,000 to multi-million dollar solutions, while maintaining binary compatibility across the entire spectrum.

Network Storage

The Network Storage group directly, and through third party relationships, provides complete storage solutions for an end-to-end IT infrastructure, from the operating system to servers, storage, software, services, and support. Sun’s complete Sun StorEdge arrays are optimized for Sun’s end-to-end infrastructure, while supporting heterogeneous environments.

Software

The Software group designs, develops and brings to market our Sun ONE software offerings, including the Solaris Operating Environment, the Java platform, Sun ONE middleware, our core technologies for consumer and embedded markets, which utilize the Java technology, JiniTM network technology, software development tools and our StarOfficeTM application software, which are based upon open source standards, including XML technology.

Sun Services (formerly Enterprise Services )

The Sun Services group provides a broad range of worldwide services for our network computing environment. These services include design, implementation and operation of enterprise and Internet computing environments, systems integration and support, professional services and education.

PRODUCTS

Our products and technologies, from our microprocessors to our Solaris Operating Environment to our full line of low-end and high-end scalable workgroup and enterprise servers, are designed, developed and produced for the network computing environment.

Enterprise Systems Products

Data Center/ High-Performance Computing Servers. In the data center/high-performance computing server group, we offer the Sun Fire 15K, the Sun Fire 12K, and the Sun EnterpriseTM 10000 servers. The Sun Fire 15K is one of the most scalable UNIX® platform-based systems in the marketplace, which incorporates our UltraSPARC III microprocessor, mainframe features such as dynamic partitioning (Dynamic System Domains) and a supercomputer-class Gigaplane-XBTM interconnect. The Sun Fire 15K server and the Sun Fire 12K are designed to offer greater performance and lower total cost of ownership than mainframe products. They are used for consolidations, application migrations, data mining and warehousing, custom applications, on-line transaction support, enterprise resource planning, high performance technical computing and databases. The Sun Enterprise 10000 server is our legacy product offering similar features as our Sun Fire 15K while running on our UltraSPARC II processor.

Mid-Range Servers. We offer nine midrange server products. Midrange servers provide reliability, availability and scalability to address the needs of data centers and enterprise-scale network computing at a moderate cost. Our Sun Fire 3800, Sun Fire 4800, Sun Fire 4810, and Sun Fire 6800 servers were introduced in fiscal 2001 and utilize the UltraSPARC III processor and the Solaris 8 Operating Environment. With these servers, we have enhanced processing power and various options available in processor and memory expandability, hardware redundancy and component accessibility. The Sun Fire 880R server was released in fiscal 2002 and uses the UltraSPARC III processor. It is built to deliver the most enhanced multiprocessing capability to the low-end of our family of Sun Fire servers. The Sun Enterprise 3500, Sun Enterprise 4500, Sun Enterprise 5500, and Sun Enterprise 6500 servers are our legacy systems that offer similar features while utilizing the UltraSPARC II processor and Solaris 7 Operating Environment.

Volume Systems Products

Entry Servers. We offer four high-end entry server products: the Sun Fire 880, Sun Fire 480R, Sun Enterprise 420R, and the NetraTM t 1400/1405 servers. In addition, we offer 10 low-end entry server products: the Sun Fire V100, Sun Fire V120, Sun Fire 280R, Sun Enterprise 250, Netra 120, Netra t1 200/205, Netra t 1120/1125, Netra 20, CT400 and Netra CT800. Low-end entry servers deliver network computing in a compact, low-cost package. The Netra CT servers are high density rack mountable servers, based on the Compact PCI standard, for telecommunication and network equipment providers.

In fiscal 2003, we introduced our first line of entry level X86 servers, the Sun LX50, which provide high density scalable solutions for Solaris and the Linux operating environments. This line is in addition to the Sun Linux-based Cobalt Appliance Servers, which include the Sun Cobalt QubeTM and the Sun Cobalt RaQTM series (4, 4i, 4r, XTR and 550), which have been designed to run Internet-related applications including file serving and web hosting, and support software applications such as electronic mail and electronic commerce.

Workstations and Information Appliances. Our workstation products include the Sun Blade 100 and Sun Blade 2000 workstations. Sun information appliances include Sun RayTM 100 and Sun Ray 150 enterprise appliances.

Processor and Network Products

UltraSPARC s-Series processors power the high-end and midrange server products from Sun, as well as, power desktops. These CPUs offer our highest level of performance, unmatched scalability and leading-edge RAS.

UltraSPARC i-Series processors offer a higher level of integration on the central processing unit enabling the price and performance design points deployed in Sun’s workgroup servers, rack mount servers, and high performance desktops.

UltraSPARC e-Series processors balance cost, power consumption and performance enabling economical, 64-bit server and desktop solutions, while maintaining binary compatibility with all SPARC® processors, past and present.

Sun’s Network and Cryptographic portfolio includes solutions based on technologies such as Ethernet, SSL (secure socket layer) and IPSec VPN (virtual private network), enabling high speed, secure network solutions.

Network Storage

High-End Data Center Storage. In fiscal 2002, we signed an OEM agreement with Hitachi Data Systems to distribute their high-end storage product with our resource management and file management software as the Sun StorEdge 9900 series. Designed for extreme availability, performance, scalability, connectivity, and manageability, Sun StorEdge 9900 series systems offer lower total cost of ownership because of storage consolidation and heterogeneous data sharing. These products provide a platform for direct attach storage or storage area network (SAN) solutions. The latest additions to the product family, Sun StorEdge 9980 and 9970 systems, incorporate our highest levels of performance and capacity, along with a functional blade architecture.

Midrange Storage. We offer a wide range of flexible, scalable storage systems that scale from the midrange to the data center, supporting high-performance computing and enterprise SAN implementations, as well as storage virtualization technology. In fiscal 2002, we introduced the StorEdge 6900 series and 3900 series storage systems. For midrange storage consolidation, Sun StorEdge 6900 series systems have built-in virtualization for management of open-SAN storage pools. The Sun StorEdge 3900 series delivers exceptional performance and high availability for clustered environments and focused applications, such as high-performance computing and decision support systems. In addition, we offer the Sun StorEdge T3 and Sun StorEdge A5200 arrays for the enterprise.

Workgroup Storage. Sun StorEdge products for workgroup applications offer a flexible, compact, cost-effective approach for growing storage demands. Their building-block architecture is designed to allow users to expand and customize as needed, for increased return on investment. The Sun StorEdge T3 array for the workgroup combines advanced RAID technology with industry-standard fiber-channel technology in a scalable package. In addition to the T3 array, we offer the Sun StorEdge D2 and Sun StorEdge A1000/ D1000 arrays, which offer performance and flexibility at low cost for a variety of environments.

Tape Backup and Restore. Our tape automation products provide the flexibility, scalable capacity, and high performance to meet the full range of needs from the desktop to the data center. Sun offers tape autoloaders, small-footprint libraries, and large-capacity, fast-access tape backup and restore solutions for mission-critical data centers. The complete family of Sun StorEdge tape libraries has been designed using leading robotics technology.

Storage Software. As an integral part of our complete storage solutions, we have implemented Storage ONE, a storage management strategy to provide an open, integrated, and automated storage management family. Built on Sun ONE, Storage ONE is based on industry standards and allows customers to choose best-of-class management components to provide automation and service-level management capabilities. Current Storage ONE software products include:

•	Sun StorEdge Availability Suite software provides local and remote data replication services that are designed to reduce planned and unplanned disruptions and provide rapid recovery from disasters.

•	Sun StorEdge Performance Suite (Sun StorEdge QFS) software provides a shared file-system service with quick data access for high-performance, data-intensive environments with very large volumes.

•	Sun StorEdge Resource Management Suite software provides central monitoring, reporting, and analysis for proactive capacity management, cost charge-back, and strategic planning.

•	Sun StorEdge Utilization Suite (Sun StorEdge SAM-FS) software provides fully integrated backup, archiving, remote copy, and volume management software to improve storage utilization and IT operational efficiencies.

SAN Solutions. The Sun StorEdge Open SAN Architecture provides a comprehensive set of products and services to help ease storage area network management and to allow the consolidation of storage resources on the network for better, more cost-effective management of data growth. New products introduced in fiscal 2002 include, the Sun StorEdge Network 2 Gb FC Switch-16, the Sun StorEdge 2 Gb PCI Fiber Channel Network Host Bus Adapter (HBA), as well as, Sun StorEdge Traffic Manager software and Sun StorEdge Diagnostic Expert software.

Software

Sun ONE Platform:

Solaris Operating Environment. The Solaris OE product line includes desktop, intranet, Internet Service Provider (ISP) and enterprise operating environments for SPARC and Intel platforms. The Solaris Operating Environment is a high performance, highly reliable, scalable and secure operating environment that is easy to install and use, is optimized for the Java platform and supports more than 12,000 applications. The Solaris Operating Environment is optimized for enterprise computing, Internet and intranet business requirements, powerful databases and high performance technical computing environments.

In fiscal 2002, we introduced the Solaris 9 Operating Environment (Solaris 9 OE). The Solaris 9 OE creates a services platform by combining traditional operating systems functionality, application services, and identity management (management of user identities over the Internet or complex corporate networks, so that users can use a single sign-on to be authenticated and authorized to access certain files). It also delivers the security, manageability and performance to assist IT professionals in increasing service levels and decreasing costs and risks.

The Solaris 9 OE features the integration of the new J2EETM 1.3 software compliant Sun ONE Application Server 7, Platform Edition with a single server development and deployment license for use on Sun systems. The Application Server includes the high performance http engine and web infrastructure from the Sun ONE Web Server and the Sun ONE Message Queue. It also integrates the Sun ONE Directory Server, an industry-leading foundation for open, scalable identity management. The integration of these Sun ONE middleware elements into the Solaris 9 OE makes it easier to build and deploy application and web services based on Java, XML and SOAP technologies, while helping customers to save on acquisition, integration, testing, support, and management costs.

We also provide software solutions that focus on network management and network security that complement our server and storage product offerings. In addition, we provide Solaris Operating Environment and Java technology-based tools for software developers who create high performance applications for enterprises, telecommunications and the Internet.

Java Technology. Our Java platform is one of the first widely accepted application environments to allow development of application software independent of the underlying operating system or microprocessor. Sun expanded the definition and availability of the Java platform and extended it to small devices including mobile phones, smart cards, digital set top boxes, and residential gateways with the Java 2 Platform, Micro Edition (J2METM platform), Java CardTM, and Java 2 Platform, Enterprise Edition (J2EE) technologies. These Java platforms address very different markets yet share a common core architecture. These platforms complement our Java 2 Platform, Standard Edition (J2SETM) technology, which is used on personal computers and workstation clients. The Java 2 Software Development Kit enables developers to create and run both applets (miniature applications written in the Java programming language) that run inside a web browser, as well as applications that run outside a browser.

JiniTM Network Technology. JiniTM network technology is an open architecture that enables developers to create network-centric services, whether implemented in hardware or software, that are highly adaptive to change. Jini technology can be used to build adaptive networks that are scalable, flexible and can evolve as typically required in dynamic computing environments. There are two Jini network technology offerings: the Jini Starter Kit and the Jini Technology Core Platform Compatibility Kit.

StarOfficeTM Productivity Suite. StarOfficeTM is an office productivity suite which runs on most major operating environments and platforms including the Solaris Operating Environment, Microsoft Windows 95/98/ NT, Linux, OS/2, and Java platform. It has a fully integrated set of applications which provide word processing, spreadsheet, graphic design, presentations, database access, HTML editor, mail/news reader, event planner, and formula editor tools. In fiscal 2002, we launched our StarOffice 6.0 software, the full-featured office productivity suite that provides customers with an economical alternative to proprietary office productivity suites that are expensive and have restrictive licensing policies.

Sun ONE Developer Tools. We develop and market software development tools designed to aid in application development and integration. The Sun ONE Developer Platform provides a desktop-to-mainframe development and test environment that spans portal, identity, application and integration functionality. Sun ONE development environments for programming in C, C++, and Java programming languages help developers to be more productive in creating fast, reliable, and scalable applications.

Sun ONE Middleware (formerly iPlanetTM software). The Sun ONE middleware products include Sun ONE Directory Server, Sun ONE Identity Server, Sun ONE Meta-Directory Server, Sun ONE Integration Server, EAI Edition, Sun ONE Portal Server, Sun ONE Web Server, Sun ONE Application Server, as well as Sun ONE Calendar Server, Sun ONE Messaging Server and various other applications, all of which enable enterprises to leverage their information and applications into services offered on intranets and the Internet. Sun ONE middleware products support the Solaris Operating Environment, Windows NT, HP-UX, AIX and Linux operating systems.

SERVICES

Our Sun Services team (formerly Enterprise Services) provides expertise in network computing through a broad range of global services, including support services (systems support for hardware and software), professional services (IT consulting, systems integration and system/network management), and educational services (education consulting, skills migration and training). Sun assists both technical and commercial customers, supporting more than 1.6 million systems in more than 100 countries, training more than 400,000 students annually, and providing consulting, integration and operations assistance to IT organizations worldwide.

Support Services

The SunSpectrumSM support services product offerings allow customers the power and flexibility to customize their support services contracts. Customers can choose from four levels of support that range from mission-critical to self-support. This service is sold separately or packaged with hardware, software and peripherals in a single price support service. Each contract type is specifically designed to provide our customers with high availability and continuous operation. We have invested resources in the field for direct service delivery. Higher levels of field resources are important to the overall investments being made in mission critical support capability. Our direct services are complemented by third-party service providers who primarily deliver hardware support services. Software support continues to be primarily delivered by our software support engineers. Third-party service providers provide additional support to important field resources (such as parts inventories and staff) to meet the service requirements of our installed base. Investments by these third-party service providers help us expand geographic coverage without additional fixed cost investment on our part.

We offer a variety of warranties for parts and labor on hardware products, ranging from one year to five years from date of sale, and a limited warranty on software, generally for 90 days from date of sale. We service products during the warranty period and provide contract service after the initial product warranty has expired. Post-warranty and warranty upgrade support services are primarily offered through the SunSpectrum service. Warranty and post-warranty services are provided through approximately 50 solution centers worldwide.

Professional Services

Sun Professional Services provides a suite of technical consulting and systems integration services to help customers plan, implement, and manage complex distributed network computing environments. Our professional services team specializes in providing customers with advanced systems, storage, and network architecture design consulting, platform integration, enterprise systems management and operation, and advanced Sun ONE and Java software integration. We provide the people, processes and technology and we partner with best of breed third-party systems integrators, to deliver single point-of-contact solutions tailored to meet customer needs. Our technical and project management experts help design IT architectures and plan migrations from legacy systems to network computing or help customers upgrade existing network computing environments.

To implement solutions, our integration experts help customers develop and deploy distributed computing environments for new applications, with an emphasis on solutions built on the Sun ONE platform and Java technology. To keep customer computing environments operating at peak performance, operations experts help customers manage the complexity of heterogeneous systems and networks. The Sun Professional Services team also delivers highly technical assistance to customers in critical areas such as network security and identity management, wireless network-based systems, and storage area networks.

Educational Services

Our Educational Services group develops and delivers integrated learning solutions for enterprises, IT organizations, and individual IT professionals. These solutions help ensure that the necessary talent is available and properly aligned to meet our clients’ network computing needs, as well as business objectives. Sun learning solutions include: (1) education consulting services; (2) learning management technologies; (3) multi-mode learning content; and (4) professional certifications. In order to recommend an educational solution, we evaluate our customers’ unique individual and organizational learning needs. For example, we assess individual and team skills and identify gaps that may pose risks to business, project, or career objectives. We then conduct job, work, and role analyses to help ensure the right people with the right skills are performing the right jobs. We provide specific recommendations to assist customers in acquiring and retaining the knowledge and talent that can help increase their overall business success. When additional skill development is required, we offer products and services to deliver training in a variety of formats. Learning products include: (1) Sun or partner online content and comprehensive eLibraries; (2) instructor-led learning at over 400 Sun and Sun-authorized centers in more than 60 countries; (3) custom and third-party learning content; and (4) professional certification to validate skills learned. To help customers manage the knowledge and skills throughout their organization, we offer a web-based learning platform that makes it easy to manage, track, deliver, and forecast needed skills.

SALES, DISTRIBUTION AND MARKETING

The Global Sales Operations group manages field sales organizations and all field marketing organizations. We sell our products, services and solutions in most major markets worldwide through a combination of direct and indirect channels. We also offer component products such as CPU chips, ASICs and embedded boards on an OEM basis to other hardware manufacturers, and supply after-market and peripheral products to their end-user installed base, both directly and through independent distributors and resellers.

Our sales force serves the telecommunications, financial services, government, manufacturing, education, retail, life sciences, media and entertainment and healthcare industries. We have approximately 140 sales and service offices in the United States and 150 sales and service offices in 45 countries. In addition, we use independent distributors in over 100 countries. In general, our sales coverage model calls for independent distributors to be deployed in partnership with our direct sales force but in some smaller markets independent distributors may be our sole means of distribution.

Our relationship with resellers and distributors (collectively our “Channel Partners”) is very important to our future revenues and profitability. Channel relationships accounted for more than 65% of our revenues during fiscal 2002 and more than 60% in fiscal 2001. Our sales force is compensated on a channel-neutral basis to reduce potential conflict between our sales force and channel partners. Our partners include:

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

Revenues from outside the United States were approximately 54% of our total net revenues in fiscal 2002 and 53% and 48% in fiscal 2001 and 2000, respectively. Direct sales we make outside of the United States are generally priced in local currencies and can be subject to currency exchange fluctuations. The net impact of currency fluctuations on net revenues and operating results cannot be precisely measured as our product mix and pricing change over time in various markets, partially in response to currency movements. We are primarily exposed to changes in exchange rates for the euro, Japanese yen, and British pound. We are a net receiver of currencies other than the U.S. dollar and, as such, can benefit from a weaker dollar, and can be adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect our consolidated sales and operating margins as expressed in U.S. dollars. To minimize currency exposure gains and losses, we often borrow funds in local currencies, enter into forward exchange contracts, purchase foreign currency options and promote natural hedges by purchasing components and incurring expenses in local currencies. Currently, we have no plans to discontinue our hedging programs. However, these programs are discretionary and they could be discontinued in the future.

Some of our sales to foreign customers are made under export licenses that must be obtained from the United States Department of Commerce. In addition, all of our export transactions are subject to U.S. export control laws, and certain transactions could require prior approval of the U.S. Dept of Commerce. Protectionist trade legislation in either the United States or other countries, such as a change in the current tariff structures, export compliance laws or other trade policies, could adversely affect our ability to sell or to manufacture in international markets. Furthermore, revenues from outside the United States are subject to inherent risks, including the general economic and political conditions in each country.

Japan represents the largest portion of our international sales (approximately 9% of our total net revenues in fiscal 2002, and 10% in both fiscal 2001 and 2000). Sales to telecommunication and information technology manufacturing industries together represent a significant portion of Sun’s revenues in Japan. Sales to or through C. Itoh Technoscience Co. Ltd., Fujitsu, Ltd. and Toshiba Corporation together represent a significant portion of Sun’s revenues in Japan. Economic conditions in Japan have declined substantially in recent years and have adversely impacted our sales in this region. If the economic trends in Japan significantly worsen in a quarter or decline over an extended period of time, our results of operations and cash flows could be further adversely affected.

Sales to General Electric Company (GE) and its subsidiaries in the aggregate accounted for approximately 12%, 13% and 19% of our fiscal 2002, 2001 and 2000 total net revenues, respectively. Our Chairman of the Board of Directors, President and Chief Executive Officer, Scott McNealy, is a member of GE’s Board of Directors. More than 90% of the revenue attributed to GE was generated through GE subsidiaries acting as either a reseller or financier of our products. Sales through MRA Systems, Inc., a master reseller and a GE subsidiary, consisted of 8%, 10% and 16% of total net revenues in 2002, 2001 and 2000, respectively, and sales to GE Capital, a finance/ leasing company and a GE subsidiary, consisted of 2%, 2%, and 3% of total net revenues in fiscal 2002, 2001 and 2000, respectively. As a master reseller, MRA Systems, Inc. acts as a distributor of our products to resellers who in turn sell those products to end users. Revenue is generated from GE Capital whenever our customers elect to lease equipment through GE Capital; in such cases, we sell the equipment to GE Capital, which in turn, leases that equipment to customers. Our business could be adversely affected if GE or another significant customer terminated its business relationship with us or significantly reduced the amount of business it did with us. Also, see Note 15 to the Consolidated Financial Statements for additional information concerning sales to foreign customers and business segments.

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

Our product order backlog at June 30, 2002 was $841 million, as compared with $853 million at June 30, 2001. Our backlog includes orders for which a delivery schedule within six months has been specified by the customer and shipped products for which revenue has not been recognized. Backlog levels vary with demand, product availability and our delivery lead times, and are subject to significant decreases as a result of, among other things, customer order delays, changes or cancellations. As such, backlog levels are not a reliable indicator of future operating results.

PRODUCT DEVELOPMENT

Our research and product development programs are intended to sustain and enhance our competitive position by incorporating the latest worldwide advances in hardware, software, graphics, networking, data communications and storage technologies. Sun’s product development continues to focus on enhancing the performance, reliability, availability, and serviceability of our existing hardware and systems software standards and the development of new technology standards. Additionally, we remain focused on system software platforms for Internet and intranet applications, telecommunications and next-generation service provider networks, developing advanced workstation, server and storage architectures, as well as designing application-specific integrated circuits and software for networking and distributed computing.

We conduct research and development principally in the United States, United Kingdom, France, Ireland, Germany, Japan, India, and Israel. Research and development (R&D) expenses were $1,832 million, $2,016 million and $1,630 million in fiscal 2002, 2001 and 2000, respectively. R&D expenses reflected our continued development of a broad line of scalable and reliable systems, including servers, desktop systems, storage technologies and UltraSPARC (most recently, SPARC III) microprocessors, as well as software products which utilize the Java platform, Solaris Operating Environment software, the Sun ONE, N1, Jini and JXTA software and network technology. We believe that software development provides and will continue to provide significant competitive differentiation. Therefore, we devote substantial resources to the development of operating system software and middleware; networking and data communications software; high availability software; video graphics, disk array and storage management software; object technology software; security software and a software development environment and developer tools.

MANUFACTURING AND SUPPLY

Worldwide Operations

Worldwide Operations Supplier Management manages Sun-wide purchasing of materials used in producing Sun products. Our manufacturing operations consist primarily of final assembly, test and quality control of systems. We manufacture in California, Oregon and Scotland, and distribute from California, the Netherlands and Japan. We have continued efforts to simplify the manufacturing process by reducing the diversity of system configurations offered and increasing the standardization of components across product types. However, our costs could be increased and product shipments delayed by reliance on single source suppliers. Similarly, our ability to purchase components in sufficient quantities to meet customer demand could impact our future operating results.

We depend on many suppliers for the necessary parts and components to manufacture our products. There are a number of vendors producing the parts and components that we need. However, there are some components that can only be purchased from a single vendor due to price, quality, or technology reasons. For example, we depend on Texas Instruments for our SPARC microprocessors, Sony for various monitors and several other companies for custom integrated circuits. If we were unable to purchase the necessary parts and components on acceptable terms from a particular vendor and we had to find a new supplier for such parts and components, our new and existing product shipments could be delayed, adversely affecting our business and operating results.

COMPETITION

Our competitors are some of the largest, most successful companies in the world. They include International Business Machines Corporation (IBM), Hewlett-Packard Company (HP) which now owns Compaq Computer Corporation, EMC Corporation (EMC) Fujitsu and the Fujitsu-Siemens joint venture company. We also compete with distributors and resellers of systems based on microprocessors manufactured by Intel Corporation (Intel) and the Windows family of operating systems software developed by Microsoft Corporation (Microsoft). These competitors include Dell Computer Corporation, and HP, in addition to Intel and Microsoft. This competition creates increased pressure, including pricing pressure on our workstation and certain server product lines. We expect this competitive pressure to continue to intensify during fiscal year 2003 with the anticipated releases of new products from our competitors.

We compete in the hardware and software products and services markets. Our competitors compete with us primarily on price, service, warranty and product performance. These markets are intensely competitive. If we fail to compete successfully in these markets our resulting loss of competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability and loss of market share.

We have encouraged the use of SPARC technology as a standard in the computer marketplace by licensing much of the technology, and promoting open interfaces to the Solaris Operating Environment, as well as by offering microprocessors and enabling technologies to third party customers. As a result, several licensees, including Fujitsu and the Fujitsu-Siemens joint venture company, also offer products based on the Solaris Operating Environment and the SPARC architecture that compete directly with our products. We have also worked to make our Java programming language a standard for complex networks. We develop applications, tools and systems platforms, as well as work with third-parties to create products and technologies, in order to continue to enhance the Java platform’s capabilities. As part of this effort, we license Java technology which widely encourages competitors of Sun to also develop products competing with these applications, tools and platforms. If we are unable to compete effectively, our business could be harmed.

PATENTS, TRADEMARKS AND INTELLECTUAL PROPERTY LICENSES

We have used, registered, and/or applied to register certain trademarks and service marks to distinguish genuine Sun products, technologies and services from those of our competitors in the U.S. and in foreign countries and jurisdictions. We enforce our trademark, service mark and trade name rights in the U.S. and abroad.

We hold a number of U.S. and foreign patents relating to various aspects of our products and technology. While we believe that patent protection is important, we also believe that patents are of less competitive significance than factors such as innovative skills and technological expertise. From time to time we have been notified that we may be infringing certain patents or other intellectual property rights of others. Several pending claims are in various stages of evaluation. With the exception of a current pending claim further disclosed at ITEM 3. Legal Proceedings, no material litigation has arisen from these claims. We are evaluating the desirability of entering into licensing agreements in certain of these cases. Based on industry practice, we believe that any necessary licenses or other rights could be obtained on commercially reasonable terms. However, no assurance can be given that licenses can be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights, or litigation arising out of such claims, could adversely affect our business.

EMPLOYEES

As of September 10, 2002, we had approximately 39,100 employees (at June 30, 2002 we had approximately 39,400 employees). We depend on key employees and face competition in hiring and retaining qualified employees. Our employees are vital to our success, and our key management, engineering and other employees are difficult to replace. Although we have entered into a limited number of employment contracts with certain current and former executive officers, we generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. The decrease in IT spending and resulting decrease in our revenue has put pressure on our stock price and because we offer equity-based incentive compensation, our ability to continue to offer competitive compensation packages to current employees has been negatively impacted. Consequently, these pressures have affected our ability to attract and retain highly qualified technical personnel. If these adverse conditions continue, we may not be able to retain highly qualified employees in the future and this could harm our business. In addition, new regulations proposed by The Nasdaq National Market requiring shareholder approval for all stock option plans as well as new regulations proposed by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could materially and adversely affect our business.

ITEM 2.     PROPERTIES

At June 30, 2002, Sun’s facilities in the United States represented aggregate floor space of 12.3 million square feet, of which 4.8 million was owned and 7.5 million square feet was leased. Of these amounts, 1.4 million square feet was vacant and 0.3 million square feet was being leased to non-Sun businesses. Similar facilities in 45 other countries totaled 4.9 million square feet, of which 0.6 million square feet was owned and 4.3 million square feet was leased. Of these amounts, 0.3 million square feet was vacant and 0.1 million square feet was being leased to non-Sun businesses.

At June 30, 2002, our owned properties consisted of:

	Square	Square Footage
	Footage of	Under
Location	Facility	Construction

Bagshot, England	30,000	n/a
Broomfield, Colorado	950,000	n/a
Burlington, Massachusetts	680,000	240,000
Farnborough, England	330,000	n/a
Linlithgow, Scotland	230,000	210,000
Menlo Park, California	1,050,000	n/a
Newark, California	1,300,000	140,000
Santa Clara, California	840,000	n/a

Total	5,410,000	590,000

In addition to the above-noted “Square Footage Under Construction”, we have approximately 1.6 million square feet of facilities available for future construction. We continually evaluate our facility requirements in light of our business needs and stage the future construction accordingly. In addition, we own approximately 38 acres of undeveloped land in Austin, Texas.

We currently have a plan to vacate 56 facilities (consisting of 2.0 million square feet of space) around the world, of which 30 are in the United States. At June 30, 2002, 1.1 million square feet of that leased space was vacant and 0.2 million square feet was subleased to non-Sun businesses. We plan to vacate the remaining 0.7 million square feet by no later than December 31, 2002. See Note 6 to the Consolidated Financial Statements for further discussion.

Substantially all of our facilities are used jointly by our Computer Systems and Network Storage, Enterprise Services, iPlanet and Other operating segments. Our manufacturing facilities are located in Linlithgow, Scotland, Beaverton, Oregon and Newark, California.

ITEM 3.     LEGAL PROCEEDINGS

On February 11, 2002, Eastman Kodak Company (Kodak) filed a civil lawsuit against us, Eastman Kodak Company v. Sun Microsystems, Inc., Civil Action No. 02-CV-6074, in the US District Court for the Western District of New York. Kodak filed a First Amended Complaint on March 22, 2002. In the First Amended Complaint Kodak asserts that our products, including those relating to Java technology, infringe one or more claims of U.S. Patent No. 5,206,951, U.S. Patent No. 5,421,012, and U.S. Patent No. 5,226,161 (collectively, “the Kodak Patents”) and seeks injunctive relief against future infringement, unspecified damages for past infringement, as well as costs and attorney’s fees. On May 24, 2002, we filed an Answer to First Amended Complaint and Counterclaims, denying infringement of any valid and enforceable claim of any of the Kodak Patents. In the Answer and Counterclaims, we are also seeking declaratory judgment of noninfringement, invalidity and/or unenforceability of the Kodak Patents, we further allege that Kodak’s claims are barred in whole or in part by the doctrines of estoppel, laches and patent exhaustion, and that we have license and/or sublicense rights to the Kodak Patents. We also sought declaratory judgment of noninfringement, invalidity and/or unenforceability of four other patents that Kodak cited in letters to us but which were not included in Kodak’s First Amended Complaint (the “Additional Kodak Patents”). On August 23, 2002, the Court dismissed our counterclaims regarding the Additional Kodak Patents on the grounds that we had no reasonable apprehension that we would be sued for infringement of those patents, and that accordingly, the Court lacked jurisdiction to hear counterclaims with respect to those patents. Based on discussions over many months with Kodak, we believe that this suit is without merit, and, accordingly, we will defend ourselves and pursue our counterclaims vigorously. We cannot forecast at this time with reasonable certainty the potential costs associated with an adverse outcome of this matter.

On March 8, 2002, we filed suit against Microsoft Corporation (Microsoft) in the United States District Court for the Northern District of California pursuant to United States and State of California antitrust laws alleging illegal efforts to acquire, maintain and expand a number of monopolies; illegal tying arrangements; exclusive dealings; copyright infringement; unreasonable restraint of trade; and unfair competition. Sun is seeking remedies that include: (1) preliminary injunctions that require Microsoft to distribute our binary implementation of the Java Run-time Environment as part of Windows XP and Internet Explorer and to stop the unlicensed distribution of Microsoft’s Virtual Machine for Java in violation of the January 23, 2001 settlement agreement; (2) a permanent injunction to restore competition to the markets in which Microsoft is unlawfully attempting to acquire, maintain and expand a number of monopolies; and (3) compensation for losses we suffered as a result of Microsoft’s unlawful actions. We filed an amended complaint on August 26, 2002, alleging additional illegal tying arrangements and acts of illegal monopoly maintenance. On August 9, 2002, the Judicial Panel on Multidistrict Litigation issued an order transferring Sun’s lawsuit to the District of Maryland for inclusion in the central pretrial proceedings in the Microsoft Corp. Windows Operating System Antitrust Litigation, MDL-1332. An evidentiary hearing on our pending motion for preliminary injunctions will be conducted by the District of Maryland beginning December 3, 2002. At the conclusion of the pretrial proceedings in MDL-1332, the lawsuit will return for trial to the Northern District of California.

In early February 2002, Sun and two of its subsidiaries received several charging letters from the United States Department of Commerce, Bureau of Industry and Security, Office of Export Enforcement (BIS) claiming that we had violated export control regulations. The letters relate to sales in 1998 in Egypt and in 1997 to a reseller in Hong Kong for subsequent resale in the People’s Republic of China. The letters specify, and the export statute authorizes the imposition of monetary penalties, denial of export privileges and exclusion from practice before the BIS if a violation is found. Sun representatives and outside counsel have been in settlement discussions with authorities at the BIS regarding penalties and remedies. In order to facilitate these discussions, the BIS granted us an extension until November 1, 2002 to respond to the charging letters. In addition, the BIS informed us verbally that additional charges would be added to the current claims against us. Based on settlement discussions with the BIS, we believe that it is reasonably likely that we will reach a negotiated resolution of these charging letters that will not have a material adverse effect on our operations. However, absent a negotiated resolution, an administrative hearing would be set at some date after November 1, 2002. In such case, we would assert a vigorous defense. We believe that any monetary penalties imposed would not have a material adverse effect on our financial condition. In addition, while we do not believe the evidence would support the extreme sanction of a denial of export privileges or exclusion from practice before the BIS, any such penalties would have a material adverse effect on our business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders of Sun during the fourth quarter of fiscal 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding our Executive Officers as of September 10, 2002. All of our executive officers are at-will employees.

Name	Age	Position

Scott G. McNealy	47	Chairman of the Board of Directors, President and Chief Executive Officer
William T. Agnello	53	Senior Vice President, Workplace Resources
Crawford W. Beveridge	56	Executive Vice President, People and Places, and Chief Human Resources Officer
Mark A. Canepa	47	Executive Vice President, Network Storage Products
John D. Croll	45	Senior Vice President, General Counsel and Secretary
H. William Howard	68	Senior Vice President, Chief Information Officer
William N. Joy	47	Executive Vice President, Co-Founder and Chief Scientist
Neil A. Knox	49	Executive Vice President, Volume Systems Products
Clark H. Masters	53	Executive Vice President, Enterprise Systems Products
Stephen T. McGowan	54	Chief Financial Officer and Executive Vice President, Corporate Resources
Michael H. Morris	54	Senior Vice President, Special Counsel
Gregory M. Papadopoulos	44	Senior Vice President and Chief Technology Officer
Marissa T. Peterson	40	Executive Vice President, Worldwide Operations and Chief Customer Advocate
Michael L. Popov	56	Vice President and Corporate Controller
Eva Sage-Gavin	44	Senior Vice President, Global Talent Organization
Jonathan I. Schwartz	36	Executive Vice President, Software
Patricia C. Sueltz	49	Executive Vice President, Sun Services
Mark E. Tolliver	50	Executive Vice President, Marketing and Strategy and Chief Strategy Officer
David W. Yen	50	Executive Vice President, Processor and Network Products
Robert H. Youngjohns	50	Executive Vice President, Global Sales Operations

Mr. McNealy is a Founder of Sun and has served as Chairman of the Board of Directors, President and Chief Executive Officer since July 2002, as Chairman of the Board and Chief Executive Officer from April 1999 to June 2002, as Chairman of the Board of Directors, President and Chief Executive Officer from December 1984 to April 1999, as President and Chief Operating Officer from February 1984 to December 1984 and as Vice President of Operations from February 1982 to February 1984. Mr. McNealy has served as a Director of the Company since the incorporation of the Company in February 1982.

Mr. Agnello has served as Senior Vice President, Workplace Resources of Sun since July 2000, as Vice President, Workplace Resources from August 1999 to July 2000 and as Vice President, Real Estate and the Workplace from March 1994 to August 1999.

Mr. Beveridge has served as Executive Vice President, People and Places, and Chief Human Resources Officer of Sun since July 2002, as Executive Vice President and Chief Human Resources Officer from March 2000 to

June 2002 and as Vice President, Corporate Resources from March 1985 to December 1990. From January 1991 to February 2000, Mr. Beveridge served as Chief Executive, Scottish Enterprise, a Scottish quasi-autonomous non-governmental organization involved in economic development in Scotland.

Mr. Canepa has served as Executive Vice President, Network Storage Products of Sun since April 2001, as Vice President and General Manager, Internet Desktop and Server Products from June 2000 to April 2001 and as Vice President, Workgroup Server Products from October 1996 to June 2000.

Mr. Croll has served as Senior Vice President, General Counsel and Secretary of Sun since April 2002, as Vice President, Legal; General Counsel, Global Sales Organization from July 2001 to March 2002, as Vice President, Sales Operations, Global Sales Organization from July 2000 to March 2002, as Vice President and General Counsel of Sun Microsystems Computer Corporation, a wholly-owned subsidiary of the Company from August 1995 to June 2000, and as Vice President, Corporate Development and Strategy, and General Counsel, SunSoft, Inc., a wholly-owned subsidiary of Sun, from September 1994 to August 1995. Mr. Croll held various positions in the corporate development and legal organizations of SunSoft, Inc. from April 1991 to August 1994.

Mr. Howard has served as Senior Vice President, Chief Information Officer of Sun since July 2000 and as Vice President, Chief Information Officer from September 1998 to July 2000. From September 1990 to September 1998, he served as Corporate Vice President, Information Technology and Chief Information Officer for Inland Steel Industries, Inc.

Mr. Joy is a Co-Founder of Sun. He has served as Executive Vice President, Co-Founder and Chief Scientist since December 1998, as Executive Vice President from July 1996 to December 1998, as Vice President, Corporate Executive Officer from December 1990 to June 1996, as Executive Vice President from May 1990 to December 1990, as Vice President, Research and Development from June 1984 to May 1990 and as Director of Software from July 1982 to May 1984.

Mr. Knox has served as Executive Vice President, Volume System Products of Sun since July 2002, as Vice President and General Manager, Volume System Products from July 2001 to July 2002, and as Vice President and General Manager, Network Systems of the Company from July 1995 to July 2001.

Mr. Masters has served as Executive Vice President, Enterprise Systems Products of Sun since July 2002, as Vice President, Enterprise Systems Products from June 2000 to July 2002, and as Vice President, Data Center and High Performance Computing from July 1996 to June 2000.

Mr. McGowan has served as Executive Vice President, Corporate Resources and Chief Financial Officer of Sun since July 2002, as Vice President, Finance, Global Sales Operations from July 2001 to June 2002, as Vice President, Staff Operations, Global Sales Operations from June 2000 to June 2001 as Vice President, Finance; Computer Systems, Network Storage and Network Service Providers of the Company from February 1998 to June 2000, as Vice President, Finance, Worldwide Financial Operations of Sun Microsystems Computer Corporation (SMCC), a wholly-owned subsidiary of the Company, from July 1994 to February 1998 and as Vice President, Finance, North America and Australia Field Operations of SMCC from October 1992 to July 1994.

Mr. Morris has served as Senior Vice President, Special Counsel of Sun since April 2002, as Senior Vice President General Counsel and Secretary from April 2000 to March 2002 and as Vice President, General Counsel and Secretary from October 1987 to July 2000.

Mr. Papadopoulos has served as Senior Vice President and Chief Technology Officer of Sun since July 2000 and as Vice President and Chief Technology Officer from April 1998 to July 2000. He served as Vice President and Chief Technology Officer of Sun Microsystems Computer Corporation (SMCC), a wholly-owned subsidiary of Sun from March 1996 to April 1998, as Chief Technology Officer of SMCC from December 1995 to March 1996 and as Chief Scientist, Server Systems Engineering from September 1994 to December 1995. Mr. Papadopoulos has a part-time, non-compensated appointment as a Visiting Professor of Electrical Engineering and Computer Science at the Massachusetts Institute of Technology.

Ms. Peterson has served as Executive Vice President, Worldwide Operations and Chief Customer Advocate of Sun since July 2002, as Executive Vice President, Worldwide Operations from January 2000 to July 2002, and as Vice President, Worldwide Operations from April 1998 to December 1999. She served as Vice President, Worldwide Operations, Logistics from December 1995 to April 1998 and as Director, U.S. Manufacturing from December 1993 to April 1995.

Mr. Popov has served as Vice President and Corporate Controller of Sun since April 1999, as Vice President, Chief Operating Officer, Staff Operations from April 1998 to April 1999, as Vice President, Finance, SunService from June 1994 to April 1998 and as Assistant Corporate Controller from January 1992 to June 1994.

Ms. Sage-Gavin has served as Senior Vice President, Global Talent Organization of Sun since July 2002 and as Vice President, Human Resources Computer Systems, Network Storage and Worldwide Operations from August 2000 to June 2002. From August 1997 to July 2000, Ms. Sage-Gavin served as Senior Vice President, Human Resources at Disney Consumer Products.

Mr. Schwartz has served as Executive Vice President, Software of Sun since July 2002, as Senior Vice President, Corporate Strategy and Planning from July 2000 to July 2002, as Vice President, Ventures Fund from October 1999 to July 2000, as Vice President, Internet and Application Products of the Company from May 1999 to October 1999, as Vice President, Enterprise Products Group from July 1998 to May 1999 and as Director, Product Marketing, Javasoft, from July 1997 to July 1998.

Ms. Sueltz has served as Executive Vice President, Sun Services since July 2002, as Executive Vice President, Software Systems Group of Sun from July 2000 to June 2002 and as President, Software Products & Platforms from September 1999 to June 2000. Ms. Sueltz served in various management capacities at IBM Corporation from 1979 to 1999.

Mr. Tolliver has served as Executive Vice President, Marketing and Strategy and Chief Strategy Officer of Sun since July 2002, as Executive Vice President and President, iPlanet, Sun-Netscape Alliance of the Company from July 2000 to July 2002, as President and General Manager, Sun-Netscape Alliance of the Company from March 1999 to July 2000, as President, Consumer and Embedded Division of the Company from April 1998 to March 1999, as Vice President, Market Development from July 1996 to April 1998 and as Vice President, Strategy from December 1995 to July 1996.

Mr. Yen has served as Executive Vice President, Processor and Network Products of Sun since July 2002, as Vice President and General Manager, Processor Products Group from February 2001 to June 2002, as Vice President and General Manager, Integrated Products Group from July 2000 to January 2001, and as Vice President and General Manager, Enterprise Servers Products from September 1996 to June 2000. Mr. Yen held various positions in the Server Systems Engineering and Networked Resources Group organizations of the Company from October 1988 to August 1996.

Mr. Youngjohns has served as Executive Vice President, Global Sales Operations of Sun since July 2002, as Vice President, Europe Middle East and Africa from April 1998 to July 2002, and as Vice President, UK from November 1995 to April 1998.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on The Nasdaq National Market under the symbol “SUNW”. As of September 10, 2002, there were approximately 23,000 stockholders and the closing price of Sun’s common stock was $3.51 per share as reported by The Nasdaq National Market.

The following table sets forth for the fiscal periods indicated the high and low sale prices for our common stock as reported by The Nasdaq National Market:

	Fiscal 2002		Fiscal 2001

	High	Low	High	Low

First Quarter	$18.24	$7.52	$64.66	$41.13
Second Quarter	14.72	7.81	61.00	25.13
Third Quarter	14.41	7.88	35.13	14.10
Fourth Quarter	9.55	4.55	23.57	12.85

No cash dividends were declared or paid in fiscal 2002 or fiscal 2001. We anticipate retaining all available funds to finance future internal growth and product development.

Effective July 1, 2002, we modified our policies concerning “Certification”, to eliminate the need for the Section 16 Officer and Board of Director certificate regarding trading on insider information, and concerning “Sale of Stock by Certain Company Directors and Employees”, to eliminate the reporting in our periodic reports of the sales of stock for the last quarter. The modification was approved by the majority of independent directors.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Fiscal Years Ended June 30,

	2002		2001		2000		1999		1998

	Dollars	%	Dollars	%	Dollars	%	Dollars	%	Dollars	%

	(In millions, except per share amounts)
Net revenues	$12,496	100.0	$18,250	100.0	$15,721	100.0	$11,806	100.0	$9,862	100.0
Cost of sales	7,580	60.7	10,041	55.0	7,549	48.0	5,670	48.0	4,713	47.8

Gross margin	$4,916	39.3	$8,209	45.0	$8,172	52.0	$6,136	52.0	$5,149	52.2
Operating Expense:
Research and development	1,832	14.7	2,016	11.0	1,630	10.4	1,280	10.8	1,029	10.4
Selling, general and administrative	3,812	30.5	4,445	24.4	4,065	25.9	3,192	27.1	2,826	28.7
Restructuring charges	517	4.1	75	0.4	—	—	—	—	—	—
Goodwill amortization	—	—	285	1.6	72	0.4	23	0.2	4	—
Purchased in-process research and development	3	—	77	0.4	12	0.1	121	1.0	176	1.8

Total operating expense	6,164	49.3	6,898	37.8	5,779	36.8	4,616	39.1	4,035	40.9

Operating income (loss)	(1,248)	(10.0)	1,311	7.2	2,393	15.2	1,520	12.9	1,114	11.3
Gain (loss) on equity investments, net	(99)	(0.8)	(90)	(0.5)	208	1.3	—	—	—	—
Interest income, net	299	2.4	363	2.0	170	1.1	85	0.7	48	0.5

Income (loss) before taxes	(1,048)	(8.4)	1,584	8.7	2,771	17.6	1,605	13.6	1,162	11.8
Provision (benefit) for income taxes	(461)	(3.7)	603	3.3	917	5.8	575	4.9	407	4.1
Cumulative effect of change in accounting principle, net	—	—	(54)	(0.3)	—	—	—	—	—	—

Net income (loss)	$(587)	(4.7)	$927	5.1	$1,854	11.8	$1,030	8.7	$755	7.7

Net income (loss) per common share-diluted(2)	$(0.18)		$0.27		$0.55		$0.31		$0.24
Shares used in the calculation of net income (loss) per common share-diluted(2)	3,242		3,417		3,379		3,282		3,180
Cash, cash equivalents and marketable debt securities	$5,864		$6,171		$6,436		$2,692		$1,333
Total assets	$16,522		$18,181		$14,152		$8,499		$5,794
Long-term debt	$1,653 (3)		$1,565		$1,523		$37		$1
Deferred income taxes and other non-current obligations	$215		$884		$774		$347		$76

(1)	Fiscal years ended June 30. All historical financial information has been restated to reflect the merger with Forte Software, Inc. on October 19, 1999.

(2)	Share and per share amounts for all periods presented have been adjusted to reflect stock splits through June 30, 2002.

(3)	Includes approximately $204 million classified as current portion of long-term debt.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements relating to Sun’s business strategy; our intention to continue investments into new computing technologies and to focus on delivering leading-edge network computing products based on our innovations; our belief that our investment in research and development will generate better long-term profit margins; our plans to continue our hedging programs; our belief that software development will continue to provide significant competitive differentiation; our belief that we will be able to obtain licenses in certain cases where we have received patent and intellectual property infringement claims; our plan to exit 56 facilities around the world; and our expectation to exit certain leases by December 31, 2002; our belief that the Kodak suit is without merit; our belief regarding our ability to reach a negotiated settlement with the BIS; the potential non-cash goodwill impairment charge of approximately $2.2 billion; our belief that to maintain our competitive position, we must invest significant resources in new systems, software, and microprocessor development; our long-term objective to invest 10-11% of net revenues in R&D; management’s objective to reduce SG&A expenses to approximately 25% of net revenues and our near-term expectations regarding SG&A expenses; statements regarding sublease income and termination of lease obligations; our intention to pay the remaining cash expenditures relating to the workforce reductions and termination of leases by the second quarter of fiscal 2003; our expectation to generate positive cash flow from operations in fiscal 2003; our expectations regarding the volatility of our marketable securities portfolio; statements regarding our liquidity and capital resources; our belief that Fujitsu intends to continue as our strategic channel partner; and as set forth in the section entitled “Purchased In-Process Research and Development,” statements regarding percentage of completion, expected product release dates, dates for which we expect to begin generating benefits from projects, projected revenues, costs of sales, SG&A expenses and R&D expenses, and discount rates we used to calculate discounted cash flows, and our expectations to continue to successfully complete product development as well as realize our expected economic return. These statements are just predictions and involve risks and uncertainties, and the cautionary statements below and those contained in this report under “Risk Factors” identify important factors that could cause actual results and performance to differ materially. Factors that might cause such a difference include increased competition, continued adverse macroeconomic conditions in the U.S. and internationally, including adverse business conditions in specific markets for our products, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, failure to reduce costs or improve operating efficiencies, and our ability to retain key employees.

Changes to Previously Announced Fiscal 2002 Fourth Quarter and Annual Results

On July 18, 2002, we announced our fiscal 2002 fourth quarter and annual results. Subsequent to that date, we became aware of additional information related to our vacation and commission accruals that indicated that our initial estimates of these costs should be reduced. In the case of the vacation accrual, we learned that one element of underlying source data for a limited number of employees was not correct. In the case of the sales commission accrual, actual individual performance compared to established goals was different from what we expected. After reviewing and evaluating the information, we reduced vacation and sales commission costs, along with the related accrual balances at June 30, 2002, by $19 million and $42 million, respectively. Out of the $19 million related to the vacation costs, $1 million reduced cost of sales, $4 million reduced research and development costs and $14 million reduced selling, general and administrative costs. In addition, we also recorded the effects of an intercompany shipment that was inadvertently processed incorrectly. As a result of this adjustment, gross margin increased by $7 million. For our fiscal 2002 fourth quarter and fiscal 2002 year, these adjustments increased our net income, and reduced our net loss, respectively, by approximately $41 million, net of $27 million in tax.

Below is a reconciliation of the effects of these changes on the reported results in our July 18, 2002 press release to amounts reported in this Annual Report on Form 10-K (in millions except per share data):

	Three Months Ended June 30, 2002			Year Ended June 30, 2002

	Previously	Increase	Reported in	Previously	Increase	Reported in
	Announced	(Decrease)	Form 10-K	Announced	(Decrease)	Form 10-K

Gross margin	$1,406	$8	$1,414	$4,908	$8	$4,916
Income (loss) before taxes	22	68	90	(1,116)	(68)	(1,048)
Net income (loss)	$20	$41	$61	$(628)	$(41)	$(587)
Net income (loss) per common share-basic	$0.01	$0.01	$0.02	$(0.19)	$(0.01)	$(0.18)
Net income (loss) per common share-diluted	$0.01	$0.01	$0.02	$(0.19)	$(0.01)	$(0.18)

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas, including those related to fair value of derivative financial instruments, recording various accruals (including our accrual for restructuring charges), the useful lives of long lived assets such as property and equipment, income taxes, warranty obligations and potential losses from contingencies and litigation, however, we believe the policies discussed below are the most critical to our financial statements because their application places the most significant demands on management’s judgment. Our critical accounting policies are described in the following paragraphs.

Revenue Recognition

As discussed in Note 2 to our Consolidated Financial Statements, we enter into agreements to sell hardware, software, services and other arrangements (multiple element arrangements) that include any combination of products and/or services. While the vast majority of our sales transactions contain standard business terms and conditions, there are transactions that contain non-standard business terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting including: (1) whether an arrangement exists; (2) how the price should be allocated among the deliverables if there are multiple deliverables; (3) whether undelivered elements are essential to the functionality of delivered elements; and (4) when to recognize revenue. In addition, our revenue recognition policy requires an assessment as to whether collectibility is probable, which inherently requires us to evaluate the creditworthiness of our customers.

Channel Partners selling our high volume products generally carry Sun products as inventory and we recognize revenue when we sell to the Channel Partners, if our revenue recognition criteria are met. Channel Partners selling our high-end products generally purchase our products at the time an end user is identified. The revenue we recognize associated with channel sales transactions requires us to make estimates in several areas including: (1) creditworthiness; (2) the amount of credits we will give to the Channel Partners for subsequent changes in our price list (i.e., price protection); and (3) customer returns.

Goodwill

As discussed in Note 4 to our Consolidated Financial Statements, we adopted Statement of Financial Accounting Standard No. 142 (SFAS 142), “Goodwill and Other Intangible Assets” on July 1, 2001. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. At June 30, 2002, we had $2.2 billion in goodwill.

In testing for a potential impairment of goodwill, SFAS 142 requires us to: (1) allocate goodwill to the various Sun businesses to which the acquired goodwill relates; (2) estimate the fair value of those Sun businesses to which goodwill relates; and (3) determine the carrying value (book value) of those businesses, as some assets and liabilities related to those businesses, such as inventory and accounts receivable, are not held by those businesses but by functional departments (for example, our Global Sales Operations and World Wide Operations organizations). Furthermore, if the estimated fair value is less than the carrying value for a particular business, then we are required to estimate the fair value of all identifiable assets and liabilities of the business, in a manner similar to a purchase price allocation for an acquired business. This requires independent valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Only after this process is completed, is the amount of goodwill impairment determined.

Accordingly, the process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the businesses with recognized goodwill for the purposes of our fiscal 2002 financial statements, we made estimates and judgments about the future cash flows of these businesses. Our cashflow forecasts were based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. In addition, we made certain judgments about allocating shared assets such as accounts receivable and inventory to the estimated balance sheet for those businesses. We also considered our market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on July 1, 2001 ($15.97 per share) and April 1, 2002 ($9.52 per share), representing the dates of our impairment tests under SFAS 142, in determining the fair value of the respective businesses.

Based on our best estimates, we have concluded that there is no impairment of our goodwill. However, changes in these estimates, including our market capitalization, could cause one or more of the businesses to be valued differently. For example, during the fourth quarter of 2002, while our long-term business projections did not change, we experienced a significant decline in our market capitalization. In the second quarter of fiscal 2003, if our market capitalization does not recover to the levels of April 2002 ($29.1 billion), then we will perform another impairment analysis. This analysis could potentially result in a non-cash goodwill impairment charge, for the entire goodwill balance at June 30, 2002, of up to approximately $2.2 billion, depending on the estimated value of the businesses to which the goodwill relates and the value of the other assets and liabilities attributed to those businesses at that time.

Other Intangible Assets

In accordance with US GAAP, we perform tests for impairment of intangible assets other than goodwill (Other Intangible Assets) whenever events or circumstances suggest that Other Intangible Assets may be impaired. We recognized $6 million, $1 million and $21 million in fiscal years 2002, 2001 and 2000, respectively, as impairment charges against the carrying value of Other Intangible Assets. At June 30, 2002, we had Other Intangible Assets with a carrying value of approximately $215 million. These consisted of Other Intangible Assets related to business combinations of approximately $104 million and an intangible asset with a carrying value of $111 million related to a revenue generating technology license, acquired as part of the Strategic Alliance with AOL, see Note 5 to the Consolidated Financial Statements for further discussion. To evaluate potential impairment, US GAAP requires us to assess whether the future cash flows related to the asset will be greater than its carrying value at the time of the test. Accordingly, while our cashflow assumptions are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cashflows attributable to our Other Intangible Assets over their respective estimated useful lives. For example, if we reduced the estimated useful life of all intangible assets by one year or reduced the projected cash flows by 20%, approximately $188 million of our Other Intangible Assets would be considered to be impaired and we would be required to recognize an impairment based on the difference between the fair value of these Other Intangible Assets and their carrying value.

Bad Debt Reserves

At June 30, 2002, our bad debt reserve was approximately $114 million. We evaluate the collectibility of our accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future.

Inventory Reserves

At June 30, 2002, our inventory balance of $591 million was net of an approximate write-down of $90 million for slow moving and excess inventory. We evaluate our ending inventories for estimated excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand within specific time horizons (generally six months or less). Inventories in excess of future demand, as defined, are reserved. In addition, we assess the impact of changing technology on our inventory-on-hand and we write off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of our standard manufacturing cost or market value. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period in which the revision is made.

Equity Investments in Privately-Held Companies

In 1999, we formed Sun’s Venture & Strategic Investment Fund to invest in companies developing products, markets and services that are strategic to Sun. As discussed in Note 2 to our Consolidated Financial Statements, investments in privately-held companies were made as part of Sun’s Venture & Strategic Investment Fund’s strategy. These equity investments were generally made in connection with a round of financing with other third party investors. At June 30, 2002, we had approximately $229 million (book value) of equity investments in privately-held companies. As our equity investments generally do not permit us to exert significant influence or control over the entity in which we are investing, these amounts generally represent our cost of the investment, less any adjustments we make when we determine that an investment’s net realizable value is less than its carrying cost.

The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cashflows (both short and long-term), financing needs, most recent valuation data, the current investing environment, management/ ownership changes, and competition. This evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on our evaluation, we recorded impairment charges related to our investments in privately-held companies of $64 million, $72 million and none in fiscal years 2002, 2001 and 2000, respectively.

Estimating the net realizable value of investments in privately-held early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations. For example, if the current weak investing environment continues throughout fiscal 2003, we may incur additional impairments to our equity investments in privately-held companies.

RESULTS OF OPERATIONS

Net Revenues
(dollars in millions)

	2002	Change	2001	Change	2000

Computer Systems and Network Storage products	$8,574	(39.6)%	$14,196	10.6%	$12,841
Other products	519	(36.6)%	819	41.2%	580

Products net revenue	$9,093	(39.4)%	$15,015	11.9%	$13,421
Percentage of total net revenues	72.8%	(9.5)pts	82.3%	(3.1)pts	85.4%
Services net revenue	$3,403	5.2%	$3,235	40.7%	$2,300
Percentage of total net revenues	27.2%	9.5pts	17.7%	3.1pts	14.6%
Total net revenues	$12,496	(31.5)%	$18,250	16.1%	$15,721

Products Net Revenue

Products net revenue consists of revenue generated from the sale of our computing systems and storage products, and our operating system and other software for network computing.

In fiscal 2002, our products net revenue decreased, as compared with fiscal 2001, primarily as a result of the adverse macroeconomic conditions that began at the end of the second quarter of fiscal 2001 and continued throughout fiscal 2002. These conditions led to significant reductions and deferrals in information technology (IT) spending, particularly by customers in the telecommunications and financial services industries. Our business is highly dependent upon both IT spending and these industries. As a result, we experienced lower sales volumes, and increased competitive pricing pressure on substantially all of our product lines.

In fiscal 2001, our products net revenue increased as compared with fiscal 2000, primarily due to significant revenue growth in the first half of fiscal 2001, as a result of increased IT spending during the period.

Services Net Revenue

Services net revenue consists of revenue generated from Sun Services (formerly Enterprise Services) which includes Support Services, Professional Services and Educational Services.

In fiscal 2002, the 5.2% growth in services net revenue, as compared with fiscal 2001, was due to an increase in revenue from Support Services, partially offset by decreases in revenue from Professional Services and Educational Services. Support Services revenue, which represents over 65% of services net revenue for all periods presented, consists of maintenance contract revenue, which is recognized ratably over the contractual period. Support Services revenue growth was primarily a result of: (1) an increase in our installed base of servers; and (2) a better mix of platinum, gold, silver and bronze service level contracts in our portfolio (i.e. more premium services with higher revenue value). Sun Professional Services revenue is generated from technical consulting and systems integration services to help customers plan, implement, and manage distributed network computing environments. Sun Educational Services revenue is generated by developing and delivering integrated learning solutions for enterprises, IT organizations, and individual IT professionals. The Professional Services and the Educational Services revenue decrease was due to a combination of: (1) a reduction in customers’ discretionary spending, and (2) a decline in new product sales.

In fiscal 2001, the 40.7% growth in services net revenue, as compared with fiscal 2000, was primarily the result of: (1) a continuing shift towards premium service and support contracts generated from a larger installed base of high-end server products and an overall shift in customer demand for higher levels of support; (2) a larger installed base of product units; and (3) an increase in revenues associated with our professional and educational services.

A significant portion of our services net revenue is generated by contracts related to new product sales; as a result, our services net revenue could be negatively impacted if a further deterioration in global macroeconomic conditions continue to negatively impact our products net revenue.

Net Revenues by Geographic Area

(dollars in millions)

	2002	Change	2001	Change	2000

U.S. (United States)	$5,812	(32.8)%	$8,647	6.3%	$8,134
Americas — Other (Canada and Latin America)	663	(30.6)%	955	38.8%	688

Americas — Total	$6,475	(32.6)%	$9,602	8.8%	$8,822
Percentage of net revenues	51.8%	(0.8)pts	52.6%	(3.5)pts	56.1%
EMEA (Europe, Middle East and Africa)	$3,844	(30.3)%	$5,515	22.6%	$4,498
Percentage of net revenues	30.8%	0.6pts	30.2%	1.6pts	28.6%
APAC (Asia, Australia and New Zealand)	$2,177	(30.5)%	$3,133	30.5%	$2,401
Percentage of net revenues	17.4%	0.2pts	17.2%	1.9pts	15.3%
Total net revenues	$12,496	(31.5)%	$18,250	16.1%	$15,721

	2002	Change	2001	Change	2000

U.S.	$5,812	(32.8)%	$8,647	6.3%	$8,134
Percentage of net revenues	46.5%	(0.9) pts	47.4%	(4.3) pts	51.7%
International	$6,684	(30.4)%	$9,603	26.6%	$7,587
Percentage of net revenues	53.5%	0.9pts	52.6%	4.3 pts	48.3%
Total net revenues	$12,496	(31.5)%	$18,250	16.1%	$15,721

At the end of the second quarter of fiscal 2001, there was an unexpected and significant reduction in capital spending in many industries, which resulted in decreased demand in the U.S. for our products and a decline in our products net revenue. The weak U.S. economic situation evolved into adverse global macroeconomic conditions beginning in the fourth quarter of fiscal 2001, resulting in reductions in capital spending in many countries within the international regions in which we do significant business and negatively impacting our non-U.S. product net revenues. These adverse global macroeconomic conditions have continued throughout fiscal 2002, resulting in a 32.8% decrease in U.S. net revenues, and a 30.4% decrease in international net revenues in fiscal 2002, as compared with fiscal 2001. Overall, during fiscal 2001, as compared with fiscal 2000, we experienced net revenue growth in the U.S. as well as in the majority of the countries within the international regions.

In fiscal 2002, within the Americas-Other region, net revenues decreased by 30.6% as compared with fiscal 2001, primarily because of decreases in net revenues in Canada and Brazil. The ongoing financial crisis in Argentina had an insignificant impact on our overall revenues for fiscal 2002.

In fiscal 2002, within the EMEA region, net revenues decreased by 30.3% as compared with fiscal 2001, primarily because of decreases in net revenues in the United Kingdom, Northern Europe and Germany. Northern Europe consists primarily of the Scandinavian countries, the Netherlands, Belgium/ Luxembourg, Eastern European countries and Russia.

In fiscal 2002, within the APAC region, net revenues decreased by 30.5% as compared with fiscal 2001, primarily because of decreases in net revenues in Japan, China and Korea. Economic conditions in Japan have declined substantially in recent years and have adversely impacted our sales in this region. If the economic trends in Japan significantly worsen in a quarter or decline over an extended period of time, our results of operations and cash flows could be further adversely affected.

In fiscal 2002, decreases in net revenues in Japan, the United Kingdom, Northern Europe, and Germany collectively accounted for approximately 63% of the total decrease in international net revenues, as compared with fiscal 2001.

In fiscal 2001, within the Americas-Other region, net revenues increased by 38.8% (primarily contributed by Canada and Brazil) as compared with fiscal 2000. In fiscal 2001, within the APAC region, net revenues increased by 30.5% (primarily contributed by Japan and China) as compared with fiscal 2000. In fiscal 2001 within the EMEA region, net revenues increased by 22.6% (primarily contributed by the United Kingdom, Northern Europe and Germany) as compared with fiscal 2000.

In fiscal 2001, net revenues in the United Kingdom, Germany, Japan and China collectively accounted for more than 40% of the total increase in international net revenues for fiscal 2001. Also, see Note 15 to the Consolidated Financial Statements.

Gross Margin

(dollars in millions)

	2002	Change	2001	Change	2000

Products gross margin	$3,587	(49.1)%	$7,054	(3.7)%	$7,325
Percentage of products net revenue	39.4%	(7.6)pts	47.0%	(7.6)pts	54.6%
Services gross margin	$1,329	15.1%	$1,155	36.4%	$847
Percentage of services net revenue	39.1%	3.4 pts	35.7%	(1.1)pts	36.8%
Total gross margin	$4,916	(40.1)%	$8,209	0.5%	$8,172
Percentage of net revenues	39.3%	(5.7)pts	45.0%	(7.0)pts	52.0%

Products Gross Margin

In fiscal 2002, products gross margin decreased by 7.6 percentage points, as compared with fiscal 2001. Substantially all of the 7.6 percentage point decline in products gross margin was due to reductions in product pricing (normal price list reductions and competitive transaction pricing) and higher platform transition costs associated with conversion of a majority of our product lines to UltraSPARC III. These transition costs primarily consisted of write-offs for excess and obsolete inventory and costs associated with rework. However, the resulting decline in products gross margin was partially offset by lower purchased component costs. Our products gross margin was 36.9% for the first half of fiscal 2002, and 41.8% for the second half of fiscal 2002. The majority of the 4.9 percentage point increase in our products gross margin in the second half of fiscal 2002, as compared with the first half of fiscal 2002, was attributable to: (1) a reduction in the platform transition costs associated with the conversion of a majority of our product lines to UltraSPARC III that were incurred during the first half of fiscal 2002; and (2) reductions in our fixed manufacturing costs as a result of lower production volumes.

In fiscal 2001, products gross margin decreased by 7.6 percentage points as compared with fiscal 2000. Substantially all of the 7.6 percentage point decrease in products gross margin was due to: (1) higher purchased component costs; (2) lower volumes of products manufactured; and (3) competitive transaction pricing.

Should the global macroeconomic conditions deteriorate further, or the pricing pressures associated with competition intensify, products gross margin could be adversely impacted.

Services Gross Margin

In fiscal 2002, the 3.4 percentage point increase in services gross margin, as compared with fiscal 2001, reflected the impact of: (1) variable costs decreasing as a result of discretionary spending controls; (2) support services revenue increasing as a percentage of total services net revenue (support services typically generates a higher gross margin than professional services or educational services); and (3) infrastructure headcount-related costs decreasing due to the workforce reduction in the second quarter of fiscal 2002 (direct services headcount decreased by 2% or approximately 240 employees while services revenue continued to grow). The impact of these favorable items on services gross margin in fiscal 2002, as compared with fiscal 2001, was partially offset by: (1) increased fixed infrastructure costs; and (2) increased third party costs necessary to support global customer service expectations. For the first half of fiscal 2002, our services gross margin was 36.5%, while our services gross margin was 41.5% for the second half of fiscal 2002. The majority of the 5.0 percentage point increase in our services gross margin in the second half of fiscal 2002, as compared with the first half of fiscal 2002, was attributable to: (1) lower overall costs generated by the workforce reduction, and (2) other actions taken to reduce services infrastructure.

In fiscal 2001, the 1.1 percentage point decrease in services gross margin, as compared with fiscal 2000, reflected the impact of: (1) increased fixed and variable costs to support our services infrastructure; (2) increased capital and operating expenditures related to the deployment of service delivery technologies and processes; (3) expanded field service delivery headcount to support increased customer service expectations and expected future growth in the service business; and (4) increased pricing pressure. During fiscal 2001, approximately 2,300 of Sun’s total increase in global headcount of 7,000 personnel represented service employees.

Operating Expenses

(dollars in millions)

	2002	Change	2001	Change	2000

Research and development	$1,832	(9.1)%	$2,016	23.7%	$1,630
Percentage of net revenues	14.7%	3.7 pts	11.0%	0.6 pts	10.4%
Selling, general and administrative	$3,812	(14.2)%	$4,445	9.3%	$4,065
Percentage of net revenues	30.5%	6.1 pts	24.4%	(1.5) pts	25.9%
Restructuring charges	$517	589.3%	$75	N/M	$—
Percentage of net revenues	4.1%	3.7 pts	0.4%	0.4 pts	—%
Goodwill amortization	$—	N/M	$285	295.8%	$72
Percentage of net revenues	—%	(1.6) pts	1.6%	1.2 pts	0.4%
Purchased in-process research and development	$3	(96.1)%	$77	541.7%	$12
Percentage of net revenues	—%	(0.4) pts	0.4%	0.3 pts	0.1%

Research and Development (R&D) Expenses

In fiscal 2002, R&D expenses, as a percentage of total net revenues, increased to 14.7% from 11.0% and 10.4% for fiscal 2001 and 2000, respectively. The increase in the percentage of R&D expenses to total net revenues is the result of a decrease in revenues in fiscal 2002, as compared with fiscal 2001 and 2000. In dollars, R&D expenses decreased by 9.1% to $1,832 million in fiscal 2002, as compared with $2,016 million in fiscal 2001 and increased by 23.7% to $2,016 million in fiscal 2001, as compared with $1,630 in fiscal 2000.

In dollars, the decrease in R&D expenses for fiscal 2002, as compared with fiscal 2001, was a result of: (1) significant cost cutting measures in the areas of consulting, travel and other types of discretionary spending; (2) lower costs incurred for prototype development; (3) a decrease in compensation costs as a result of our one week mandatory shutdown in July 2001; (4) a reduction in incentive compensation costs; and (5) a reduction in headcount (during fiscal 2002, approximately 500 employees of Sun’s workforce reduction were engineering employees). These reductions were partially offset by higher depreciation costs. In general, fluctuations in R&D expenses will occur depending on the timing of product introductions, among other factors.

In fiscal 2001, the increase in R&D expenses was a result of an increase in compensation and compensation-related costs related to higher levels of R&D staffing. During fiscal 2001, approximately 1,700 of Sun’s increase in global headcount of 7,000 personnel were engineering employees.

Our R&D spending reflects our continued development of a broad line of scalable and reliable systems, including servers, desktop systems, storage technologies and SPARC® microprocessors, as well as software products that utilize the Java platform, SolarisTM Operating Environment software and JiniTM network technology. We believe that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems, software, and microprocessor development, as well as continue to enhance existing products. While it is management’s long-term objective to invest 10-11% of net revenues in R&D, the sharp decline in fiscal 2002 net revenues resulted in higher investment levels, as a percentage of total net revenues.

Selling, General and Administrative (SG&A) Expenses

In fiscal 2002, SG&A expenses, as a percentage of total net revenues, increased to 30.5% from 24.4% in fiscal 2001. The increase in the percentage of SG&A expenses to total net revenues is the result of a decrease in revenues in fiscal 2002, as compared with fiscal 2001. In dollars, SG&A expenses decreased $633 million to $3,812 million in fiscal 2002, as compared with $4,445 million in fiscal 2001, as a result of: (1) significant cost cutting measures in the areas of travel, advertising, marketing, facilities and other types of discretionary spending; (2) lower headcount-related costs as a result of our workforce reduction that began in the second quarter of fiscal 2002; and (3) a decrease in compensation costs. These reductions were partially offset by higher depreciation costs.

In fiscal 2001, SG&A expenses, as a percentage of total net revenues, decreased to 24.4% from 25.9% in fiscal 2000, which was a result of the slower SG&A expense growth rate (9.3% in fiscal 2001) as compared with the revenue growth rate (16% in fiscal 2001). During the first half of fiscal 2001, we invested in our infrastructure based on expectations of continued economic growth; late in the second quarter of fiscal 2001, we experienced a sharp decline in product demand and we responded by reducing variable SG&A costs. The dollar increase in SG&A expenses in fiscal 2001, as compared with fiscal 2000, was due to the continued growth in headcount-related costs (principally in the sales organization) and marketing costs related to promotional programs. During the second half of fiscal 2001, our SG&A expenses were lower than the corresponding period of fiscal 2000, which was primarily the result of: (1) lower variable compensation such as commissions and bonuses, net of increased incremental headcount costs for the same period; and (2) significant cost cutting measures in the areas of travel, advertising, marketing, facilities and other types of discretionary spending.

We are continuing to focus our efforts on achieving additional operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. It is management’s long-term objective to reduce SG&A expenses to approximately 25% of net revenues. However, in the near-term, we expect SG&A expenses for fiscal 2003 to remain higher than 25% of total net revenues.

Restructuring Charges

The following discussion should be read in connection with Note 6 to the Consolidated Financial Statements.

We committed to a restructuring plan in fiscal 2002 (Fiscal 2002 Restructuring Plan) and a facility exit plan in fiscal 2001 (Fiscal 2001 Facility Exit Plan). We recorded initial restructuring charges in fiscal 2002 and 2001 based on assumptions and related estimates that we deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to the continued deterioration of the commercial real estate market, primarily in the U.S., and the final settlement of certain lease obligations, we have made the appropriate adjustments to the initial restructuring charges recorded in fiscal

2002 and 2001. During fiscal 2001, we recorded a charge of $75 million for the Fiscal 2001 Facility Exit plan. During fiscal 2002, we recorded a net charge of $517 million, $26 million of additional charges related to our Fiscal 2001 Facility Exit Plan and the remaining net charges of $491 million related to our Fiscal 2002 Restructuring Plan. At June 30, 2002, we had an accrued liability of $241 million with respect to the Fiscal 2002 Restructuring Plan and Fiscal 2001 Facility Exit Plan. Details about each of these plans are discussed below.

Our accrued liability of $241 million at June 30, 2002, is net of $207 million of estimated sublease income. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon the economic conditions, particularly lease market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties. While the amount we have accrued is our best estimate, estimates are subject to change and may require routine adjustment as conditions and facts change through the implementation period. If macroeconomic conditions, particularly as they pertain to the commercial real estate market, continue to be negative, we may be required in the future to increase our estimated cost to exit certain facilities.

Fiscal 2002 Restructuring Plan

In response to the continuing global economic slowdown, we implemented a workforce reduction and facility exit plan in the second quarter of fiscal 2002. This restructuring resulted in a charge of $511 million (consisting of a $146 million workforce reduction charge and a $365 million excess facility charge as discussed below) in the second quarter of fiscal 2002. The goal of the restructuring was to reduce costs and improve operating efficiencies in order to adjust to the current business environment. Specifically, we reduced our headcount by approximately 9% (or 3,400 employees and 500 contractors) and eliminated excess facilities in light of revised facility requirements.

     Worldwide Workforce Reduction

As part of the restructuring, we recorded a workforce reduction charge of $146 million related to severance and fringe benefits for terminated employees. The restructuring resulted in the termination of approximately 3,400 employees across all employee levels, business functions, operating units, and geographic regions.

     Consolidation of Excess Facilities

In addition, we recorded a charge of $365 million related to the consolidation of excess facilities. The facility exit charges include:

•	$282 million of estimated future obligations for non-cancelable lease payments or termination fees generated by exiting excess leased facilities. We estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and then current real estate market conditions. In addition, we intend to sublease certain leased facilities and estimated the sublease income based on then current real estate market conditions or, where applicable, amounts being negotiated;

•	$66 million for the impairment of in-process construction costs related to the termination of certain building construction projects; and

•	$17 million for the impairment of property and equipment (primarily leasehold improvements) that were no longer in use. The property and equipment impairment was determined based on the difference between the assets’ estimated fair value and their carrying value.

We expect to exit the facilities relating to the amounts accrued under the restructuring by no later than December 31, 2002.

During the second half of fiscal 2002, we reduced our estimate of the total cost of $511 million associated with this restructuring activity and recorded an adjustment of $20 million. This adjustment primarily reflects the settlement of certain lease obligations. As of June 30, 2002, the revised total estimated cost for the Fiscal 2002 Restructuring Plan of $491 million was net of approximately $180 million of estimated sublease income.

Fiscal 2001 Facility Exit Plan

In the fourth quarter of fiscal 2001, we elected to exit certain building leases and building projects. We charged approximately $75 million for facility exit costs associated with this decision, of which $46 million was reflected as an accrual as of June 30, 2001. As a result of the continued deterioration of certain commercial real estate markets, we reduced our sublease income assumptions and, accordingly, recorded an additional $26 million charge in fiscal 2002 to reflect this change in estimates. As of June 30, 2002, the revised total estimated facility exit cost of $101 million was net of approximately $27 million in estimated sublease income.

The following table sets forth an analysis of the restructuring accrual activity for the fiscal years ending June 30, 2001 and 2002 (in millions):

	FY’02 Restructuring Plan		FY’01 Facility
			Exit Plan
	Severance and	Facilities —
	Benefits	Related	Facilities — Related	Total

Restructuring provision in fiscal 2001:
Accrued lease costs	$—	$—	$46	$46
Property and equipment impairment		—	29	29

Total restructuring charges in fiscal 2001	—	—	75	75
Non-cash charges	—	—	(29)	(29)

Balance of accrual as of June 30, 2001	—	—	46	46

Restructuring provision in fiscal 2002:
Severance and benefits	146	—	—	146
Accrued lease costs	—	282	—	282
Property and equipment impairment	—	83	—	83
Provision adjustments	—	(20)	26	6

Total restructuring charges in fiscal 2002	146	345	26	517
Cash paid	(127)	(93)	(19)	(239)
Non-cash charges	—	(83)	—	(83)

Balance of accrual as of June 30, 2002	$19	$169	$53	$241

The remaining cash expenditures relating to workforce reductions and the termination of lease agreements are expected to be paid by the second quarter of fiscal 2003. The current estimates accrued for abandoned leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2018. As of June 30, 2002, $90 million of the $241 million accrual was classified as current and the remaining $151 million was classified as non-current.

The above restructuring charges are based on estimates that are subject to change. Changes to the estimates have been reflected as “Provision adjustments” on the above table in the period the changes in estimates were made.

Goodwill Amortization

Sun adopted Statement of Financial Accounting Standards 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets, effective July 1, 2001, and discontinued amortization of goodwill in fiscal 2002. For fiscal 2001, the dollar increase in goodwill amortization expense, as compared with fiscal 2000, was primarily attributable to the acquisition of Cobalt Networks, Inc. in December 2000, which resulted in approximately $213 million of additional goodwill expense in fiscal 2001.

Purchased In-Process Research and Development (IPRD)

Overview

IPRD of $3.2 million, $77.4 million, and $11.5 million in fiscal 2002, 2001, and 2000, respectively, represent the write-offs of in-process technologies associated with our acquisitions of ISOPIA, Inc. (Isopia) in fiscal 2002; LSC, Incorporated (LSC), HighGround Systems, Inc. (HighGround), InfraSearch, Inc. (InfraSearch), Cobalt Networks, Inc. (Cobalt) and grapeVINE Technologies, L.L.C. (grapeVINE) in fiscal 2001; Innosoft International, Inc. (Innosoft), Trustbase Limited, the parent company of JCP Computer Services Limited (collectively, the Trustbase Companies) and Star Division Corporation and Star Division Software Entwicklung und Vertriebs GmbH (collectively, the Star Companies) in fiscal 2000 (collectively, the Acquired Companies). At the date of each acquisition noted above, the projects associated with the IPRD efforts had not yet reached technological feasibility and the IPRD had no alternative future uses. Accordingly, these amounts were expensed on the respective acquisition dates of each of the Acquired Companies. Also see Note 3 to the Consolidated Financial Statements for further discussion.

Valuation of IPRD

General:

We used independent third-party sources to calculate the amounts allocated to IPRD. In calculating IPRD, the independent third party used established valuation techniques accepted in the high technology industry. These calculations gave consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the products’ underlying technology. The value of the IPRD reflects the relative value and contribution of the acquired research and development. We gave consideration to the R&D’s stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to IPRD.

Approach Used for Valuation of IPRD in the Purchase Acquisitions Presented:

The values assigned to developed technologies related to each acquisition were based upon discounted cash flows related to the future products’ projected income stream. Elements of the projected income stream included revenues, cost of sales (COS), SG&A expenses, and R&D expenses. The discount rates used in the present value calculations were generally derived from a weighted average cost of capital, adjusted upward to reflect the additional risks inherent in the development life cycle, including the useful life of the technology, profitability levels of the technology, and the uncertainty of technology advances that are known at the date of each acquisition. As each acquired entity’s IPRD is unique, the discount rate, revenue, COS, R&D and SG&A assumptions used varied on a case-by-case basis. In addition, we did not expect to achieve a material amount of expense reductions or synergies; therefore, the valuation assumptions did not include significant anticipated cost savings.

Valuation Assumptions:

The following table summarizes the significant assumptions underlying the valuations related to the IPRD from each of the Acquired Companies in fiscal years 2002, 2001, and 2000 (dollars in millions):

		Estimated Cost			Percentage of Revenue
		to Complete		Average
		Technology at	Percentage	Revenue				Discount
		Time of	Complete at Time	Growth	Average	Average	Average	Rate
Acquired Company/Business	IPRD	Acquisition	of Acquisition	Rate	COS	SG&A	R&D	Used

Fiscal 2002
Isopia	$3.2	$0.6	45%	58%	13%	35%	2%	26%
Fiscal 2001
LSC	$0.3	$0.5	78%	70%	10%	40%	2%	24%
HighGround	$4.8	$5.0	58%	54%	2%	60%	2%	26%
InfraSearch	$1.0	$0.8	75%	247%	18%	50%	1%	30%
Cobalt	$70.8	$1.5	67%	50%	49%	28%	1%	22%
grapeVINE	$0.5	$0.3	83%	10%	18%	48%	1%	23%
Fiscal 2000
Innosoft	$3.1	$0.3	80%	18%	22%	35%	1%	18%
Trustbase Companies	$4.9	$1.2	67%	39%	15%	33%	2%	30%
Star Companies	$3.5	$7.5	60%	36%	20%	40%	3%	23%

Overview of IPRD in fiscal 2002, 2001 and 2000

Included below are further details regarding the nature of the significant amounts of purchased technology acquired during fiscal 2002, 2001 and 2000.

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

At the acquisition date, Cobalt was engaged in development activity associated with development of its Cobalt RaQ XTR, Qube ML and CacheRaQ server appliance products as well as related software. These products perform critical Internet-related applications including file serving, web hosting, and providing software applications over the Internet, such as electronic mail and electronic commerce. These products also provide overflow file storage for network users, and network caching products, which enable more efficient bandwidth usage and improve speed of Internet content delivery. At the acquisition date, Cobalt had made substantial progress in the areas of product definition, architecture design and coding. Remaining efforts necessary to complete these server appliance products related primarily to additional coding, testing and implementation. We released certain general availability versions of these products in late January 2001 through April 2001, at which time we began to realize economic benefits associated with these server appliance products. See

“Overall Status of Business Combinations During Fiscal 2002, 2001 and 2000” for an update on the product offerings.

Overall Status of Business Combinations During Fiscal 2002, 2001, and 2000:

The following table provides information regarding the status of IPRD projects upon acquisition and as of June 30, 2002 (in millions):

	Estimated Cost to
	Complete at Time of	Actual Costs Incurred	Actual
Acquired Company/Business	Acquisition	as of June 30, 2002	Product Release Date

Isopia	$0.6	$1.2	Q3FY2002
LSC	$0.5	$1.1	Q4FY2001
HighGround	$5.0	$5.5	Q4FY2001
InfraSearch	$0.8	$0.8	N/A(1)
Cobalt	$1.5	$2.5	Q3FY2001
grapeVINE	$0.3	$1.1	Q4FY2001
Innosoft	$0.3	$2.9	Q2FY2001
Trustbase Companies	$1.2	$9.3	Q4FY2001
Star Companies	$7.5	$7.5	Q2FY2001

(1)	The associated OpenSearch technology is being incorporated into Project JXTA, our incubation research effort addressing new styles of distributed computing.

With the exception of the acquisitions discussed separately below, in management’s judgment the projections used in performing valuations with respect to each acquisition are still appropriate; however, there can be no assurance that the projected results will be achieved. Failure to successfully develop and commercialize these in-process projects would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of other intangible assets acquired may become impaired. As of June 30, 2002, and for each of the three fiscal years then ended, the impact upon our consolidated results of operations or financial position with respect to the success or lack thereof, related to any acquisition, individually or in the aggregate, is not considered significant, except as discussed below.

In fiscal 2001 and 2000, we determined that the carrying value of certain intangible assets, including goodwill, recognized in the acquisition of NetDynamics became impaired due to changes in circumstances from those present at the time these assets were acquired. At the time of the acquisition, the technology acquired from NetDynamics was expected to be utilized in a collaborative application. The current and future plans for utilization of this technology have diminished materially such that expected future cash flows from the use of NetDynamics’ technology were less than the carrying value of the underlying assets. Accordingly, impairment charges of approximately $1 million in each of fiscal 2001 and 2000 were recognized in cost of sales and none and $32 million in fiscal 2001 and 2000, respectively, were recognized in selling, general and administrative, to reduce such carrying values to the present value of the future expected cash flows.

The technology acquired from Encore Computer Corporation in fiscal 1998 was intended to accelerate our efforts to develop a high-end intelligent storage product. Although all but one of the key products utilizing the acquired technology from Encore commenced shipment in fiscal 2000, certain factors, including delays and changes in packaging and delivery strategy, diminished revenue expectations attributed to the technology acquired from Encore. As a result, future cash flows from the use of Encore’s technology was determined to be negligible in fiscal 2000. Accordingly, impairment charges of approximately $8 million were recognized in cost of sales and $1 million was recognized in selling, general and administrative, in fiscal 2000 to write-off the remaining carrying value of technology acquired from Encore in 1998.

Gain (Loss) on Equity Investments

(dollars in millions)

	2002	Change		2001	Change		2000

Gain (loss) on equity investments, net	$(99)	10.0%		$(90)	(143.3)%		$208
Percentage of net revenues	(0.8)%	(0.3	)pts	(0.5)%	(1.8	)pts	1.3%

Our equity investments portfolio, which primarily consists of publicly traded and privately-held technology companies contained within our internally-managed venture capital fund, was negatively impacted by the decline in The Nasdaq National Market and the adverse global macroeconomic conditions of the technology sector during fiscal 2002 and fiscal 2001. The loss on equity investments in fiscal 2002 of $102 million, as compared with $142 million in fiscal 2001 and none in fiscal 2000, was related to a decline in value that was considered other than temporary. This loss was partially offset by realized gains of $3 million, as compared with $52 million in fiscal 2001 and $208 million in fiscal 2000, relating to the sale of certain marketable equity securities. See Note 2 to the Consolidated Financial Statements for further discussion.

Our decision to liquidate marketable equity securities in the future will depend upon numerous factors, including the condition of the stock market and the status of the economy, many of which are not predictable nor within our control.

Other Income, net

(dollars in millions)

	2002	Change	2001	Change	2000

Interest income	$243	(40.0)%	$405	62.0%	$250
Interest expense	(58)	(42.0)%	(100)	19.0%	(84)
Gain on marketable debt securities	114	96.6%	58	13.5%	4

Other income, net	$299	(17.6)%	$363	113.5%	$170
Percentage of net revenues	2.4%	0.4 pts	2.0%	0.9 pts	1.1%

In fiscal 2002, the 17.6% decrease in Other income, net as compared with fiscal 2001, is primarily due to a combination of lower interest rates and lower cash and marketable debt securities balances, partially offset by an increase in the amount of gain realized on the sale of certain fixed income marketable debt securities during fiscal 2002. Our interest expense relates primarily to our issuance of $1.5 billion of unsecured senior debt securities in August 1999.

In fiscal 2001, the 113.5% growth in Other income, net, as compared with fiscal 2000, was primarily the result of higher average balances of cash and marketable securities, as well as higher yields resulting from additional long-term securities.

The average duration of our portfolio of marketable securities decreased to 0.89 years in fiscal 2002 from 1.51 years in fiscal 2001. In general, we would expect the volatility of this portfolio to decrease as its duration decreases.

Our interest income and expense are sensitive primarily to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and marketable securities. To mitigate the impact of fluctuations in U.S. interest rates on our issued fixed-rate unsecured senior debt securities, we have entered into interest rate swap transactions so that the interest associated with these debt securities effectively becomes variable.

Income Taxes

(dollars in millions)

	2002	Change	2001	Change	2000

Provision (benefit) for income taxes	$(461)	(176.5)%	$603	(34.2)%	$917
Percentage of income (loss) before taxes and cumulative effect of change in accounting principle	44.0%	5.9 pts	38.1%	5.0 pts	33.1%

Our effective income tax benefit rate was 44.0% in fiscal 2002, as compared with effective income tax expense rates of 38.1% and 33.1% in fiscal 2001 and 2000, respectively.

The difference between our fiscal 2002 and 2001 tax rates is primarily attributable to: (1) the elimination of certain non-deductible accounting charges resulting from our adoption of SFAS 142; (2) increased statutory credits (both in dollars and as a percentage of income (loss) before income taxes) generated in the current fiscal year; and (3) a reduction in benefits resulting from decreased profitability in certain low-tax, non-U.S. jurisdictions.

The difference between our fiscal 2001 and 2000 tax rates are due to the non-deductibility of certain accounting charges associated with our merger and acquisitions activities, such as IPRD and goodwill.

During fiscal 2002, we received federal refunds of $311 million related to the carryback of our fiscal 2001 loss. The actual refunds received were significantly greater than the amounts expected at the end of fiscal 2001. The increase in the refunds were directly related to provisions contained in legislation passed during fiscal 2002, which increased the carryback period from two years to five years.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

(dollars in millions)

	2002	Change		2001	Change		2000

Cash and cash equivalents	$2,024	$552		$1,472	$(377)		$1,849
Marketable debt securities	3,840	(859)		4,699	112		4,587

Total cash, cash equivalents and marketable debt securities	$5,864	$(307)		$6,171	$(265)		$6,436

Percentage of total assets	35.5%	1.6	pts	33.9%	(11.6	)pts	45.5%
Days sales outstanding (DSO)	72			67			48
Inventory turns-products only	6.7			9.9			14.1
Cash provided by operating activities	$880	$(1,209)		$2,089	$(1,665)		$3,754
Cash provided by (used in) investing activities	39	1,593		(1,554)	2,671		(4,225)
Cash (used in) provided by financing activities	(367)	545		(912)	(2,131)		1,219
Net increase (decrease) in cash and cash equivalents	$552	$929		$(377)	$(1,125)		$748

Changes in Cash Flow

During the year ended June 30, 2002, our operating activities generated cashflows of approximately $880 million. However, during this same period our cash, cash equivalents and marketable debt securities decreased by $307 million. This decrease is primarily attributable to the $354 million we spent on financing activities ($591 million to purchase our common stock in the open market, less $237 million received as consideration for the issuance of our common stock under our stock option and employee stock purchase plans) and the $559 million we spent for real estate development and equipment additions to support product development and infrastructure initiatives.

The decrease in cash flows provided by operating activities resulted from decreases in accounts payable, accrued liabilities and other liabilities and were partially offset by decreases in accounts receivable (net), inventory, as well as other assets. Accounts receivable (net) decreased to $2,745 million at June 30, 2002 from $2,955 million at June 30, 2001. The decrease in accounts receivable (net) was primarily due to the lower volume of sales, partially offset by an increase in days of sales outstanding (DSO). DSO measures both the age, in terms of days, of our accounts receivable and the average time it takes to turn the receivable into cash. There are a number of factors affecting DSO, including our payment terms and collection ability. The increase in DSO was primarily attributable to the timing of earning revenue towards the end of the quarter, as well as the timing of customer payments. Inventory decreased to $591 million at June 30, 2002 from $1,049 million at June 30, 2001. Inventory turns is the number of times our inventory turns over per year. Demand for our products and our ability to efficiently manage our inventory are the major components driving the inventory turns ratio. Our inventory turns-products only at June 30, 2002, was 6.7 and 9.9 for fiscal 2002 and fiscal 2001, respectively. The decrease in inventory turns in fiscal 2002 as compared with 2001 was primarily due to increased inventory for new product releases and decrease in demand for our products due to adverse macroeconomic conditions. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence because of rapidly changing technology and customer requirements. Other current assets, which consist of deferred and prepaid taxes and prepaid expenses, decreased to $1,556 million at June 30, 2002 from $2,071 million at June 30, 2001. This decrease was a result of a reclassification of deferred tax assets to offset deferred tax liabilities and a decrease in prepaid expenses partially offset by an increase in tax refunds. Accounts payable marginally decreased to $1,044 million at June 30, 2002 from $1,050 million at June 30, 2001. Accrued liabilities decreased to $2,023 million at June 30, 2002 from $2,266 million at June 30, 2001. This decrease was a result of the overall decrease in our sales and related operations, and was reflected by reductions in accruals related to employee payroll and discretionary spending in our marketing organization. Other non-current liabilities decreased to $215 million at June 30, 2002 from $884 million at June 30, 2001. This decrease was primarily attributed to a change in the deferred tax liability.

Liquidity

Based on our current plan, we expect to generate positive cash flow from operations in the fiscal year ending June 30, 2003. Our expected significant investing and financing cash outlays for the fiscal year ending June 30, 2003 include capital expenditures for investment in our product development and infrastructure initiatives, debt repayment of approximately $200 million as well as for purchasing our common stock. The board of directors has approved programs authorizing management to repurchase shares of our common stock in the open market at anytime. However, the timing and the actual number of shares to repurchase are at the discretion of our management and are contingent on numerous factors, including our share price and cash flow. Also, we have $1.3 billion in unsecured debt securities (the “Senior Notes”) that are due at various times between August 2003 and August 2009 ($200 million was paid on August 15, 2002 and bore interest at 7%). The Senior Notes are subject to compliance with certain covenants that do not contain financial ratios. As of June 30, 2002, Sun was in material compliance with the covenants. If we failed to be in compliance with these covenants, the trustee of the Senior Notes or holders of not less than 25% in principal amount of the Senior Notes would have the ability to demand immediate payment of all amounts outstanding.

The following table summarizes our contractual obligations at June 30, 2002 (in millions):

		Payments	Payments	Payments	Payments
		Due in Less	Due in	Due in	Due After
Contractual Obligations	Total	Than 1 Year	1-3 Years	4-5 Years	5 Years

Unsecured senior debt securities	$1,500	$200 (1)	$250	$500	$550
Non-cancelable operating leases	$1,550	$282	$452	$170	$646

(1)	paid on August 15, 2002.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents in subsidiaries for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. Accordingly, in addition to the $2,024 million in cash and cash equivalents we currently have for shorter-term requirements, we have approximately $3,840 million in marketable debt securities that are available for future operating, financing and investing activities, for a total cash and investments position of $5,864 million. However, approximately $1,463 million of this balance represents cash generated from operations domiciled in foreign tax jurisdictions that are designated as permanently invested in the respective tax jurisdictions. If these funds are required for our operations in the U.S., we would be required to accrue and pay additional taxes to repatriate these funds. Currently, we do not anticipate a need to repatriate these funds to our U.S. operations.

In addition, Sun and its subsidiaries had uncommitted lines of credit aggregating approximately $594 million. No amounts were drawn from these lines of credit as of June 30, 2002. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

We believe that the liquidity provided by existing cash, cash equivalents, marketable debt securities, our borrowing arrangements described above and cash generated from operations, will provide sufficient capital to meet our requirements for at least the next 12 months. We believe our level of financial resources is a significant competitive factor in our industry and we may choose at any time to raise additional capital to strengthen our financial position, facilitate growth, and provide us with additional flexibility to take advantage of business opportunities that may arise.

DILUTIVE EFFECT OF STOCK OPTIONS ISSUED TO DIRECTORS AND EMPLOYEES

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We primarily rely on three stock option plans that provide broad discretion to our Board of Directors to create appropriate equity incentives for members of our board of directors and our employees. Our 1990 Long-Term Equity Incentive Plan is the primary plan under which most of our options are granted. The 1996 Equity Compensation Acquisition Plan is the plan under which we grant options to employees hired in connection with the acquisition of another company, and the 1988 Directors’ Stock Option Plan provides for the automatic grant of stock options to non-employee directors on the date each person initially becomes a director, and on the date of each annual meeting of stockholders to directors who are elected and who have served as a member of our board of directors for at least six months. Substantially all of our employees participate in our stock option program.

We also have stock repurchase programs in place to manage the dilutive effect generated by the exercise of stock options. In implementing our stock option programs, we carefully monitor both the potential and actual dilution associated with our stock option programs. We view dilution from stock option exercises as the difference between the number of options exercised reduced by the number of shares repurchased in a given fiscal year as a percentage of the number of shares outstanding at the beginning of the year (exercise dilution). We also monitor the potential dilution from net option grants in a given year by comparing the option grants reduced by cancellations in a given year to the number of shares outstanding at the beginning of the year (grant dilution). In addition, we monitor the net cash cost of our stock repurchase programs.

As of June 30, 2002, the total outstanding options held by the five most highly compensated executive officers identified in our 2002 Proxy Statement (the “Named Executive Officers”) amounted to approximately 39 million or 7% of the approximately 556 million outstanding options held by all employees. For a given year, the percentage of options granted to the Named Executive Officers is calculated by comparing the options granted to such executives to net options granted.

The following table illustrates the grant dilution, exercise dilution and the net cash outlay for our stock repurchase programs associated with our stock option program (dollars in millions):

	2002	2001	2000	1999	1998

Shares outstanding at beginning of year	3,536	3,495	3,493	3,465	3,466
Less treasury stock outstanding at beginning of year	(288)	(301)	(359)	(432)	(480)

Net shares outstanding	3,248	3,194	3,134	3,033	2,986

Grants and assumptions	119	124	132	92	120
Less option cancellations	(35)	(18)	(22)	(26)	(16)

Net option grants	84	106	110	66	104

Grant dilution	2.6%	3.3%	3.5%	2.2%	3.5%

Options exercised	28	63	70	88	74
Less shares repurchased	(62)	(52)	(18)	(18)	(29)

Net shares issued (repurchased)	(34)	11	52	70	45

Exercise dilution	(1.1)%	0.3%	1.7%	2.3%	1.5%

Cost of shares repurchased	$554	$1,123	$505	$159	$157
Less proceeds from options exercised	(78)	(202)	(174)	(143)	(79)
Less tax benefit from options exercised	(98)	(816)	(708)	(222)	(111)

Net cash (inflow) outflow	$378	$105	$(377)	$(206)	$(33)

Options granted to the five most highly compensated executive officers	3.8	2.9	2.9	5.4	5.0

Options granted to the Named Executive Officers as a % of net options granted during the year	4.5%	2.7%	2.6%	8.2%	4.8%

NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

Our auditors, Ernst & Young LLP, perform the following non-audit services that have been approved by our Audit Committee of the Board of Directors: statutory audits; expatriate tax services; international and U.S. tax planning and compliance services; and tax due diligence for acquisitions.

RISK FACTORS

Our business could continue to be adversely affected as a result of general economic and other market conditions.

Beginning in the second half of our fiscal 2001 and continuing throughout fiscal 2002, adverse economic, business and industry conditions caused a decreased demand for our products and services which resulted in lowering our revenues and earnings in fiscal 2002 as compared with fiscal 2001. Our revenues and profits depend significantly on the overall demand for information technology products and services. Should these conditions continue or further deteriorate, our results of operations could be negatively impacted. In addition, the September 11, 2001 terrorist attacks on the United States exacerbated the adverse macroeconomic conditions. There can be no assurance that future terrorist attacks or acts of war in the United States or abroad will not have a material adverse effect on our business, results of operations or financial condition.

If we are unable to compete effectively with existing or new competitors, the loss of our competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability, and loss of market share.

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

Our competitors are some of the largest, most successful companies in the world. They include International Business Machines Corporation (IBM), Hewlett-Packard Company, which now owns Compaq Computer Corporation (HP), EMC Corporation (EMC), Fujitsu and the Fujitsu-Siemens joint venture. Our future competitive performance depends on a number of factors, including our ability to: (1) continually develop and introduce new products and services with better prices and performance than those offered by our competitors; (2) offer a wide range of products and solutions from small single processor systems to large complex enterprise level systems; (3) offer solutions to customers that operate effectively within a computing environment that includes hardware and software from multiple vendors; (4) offer products that are reliable and that ensure the security of data and information; (5) create products for which third party software vendors will develop a wide range of applications; and (6) offer high quality products and services. Certain of our competitors, including IBM and now HP (following the merger with Compaq) have financial and human resources and scale that is greater than ours, which increases the competitive pressures we face.

We also compete with systems manufacturers and resellers of systems based on microprocessors from Intel Corporation (Intel) and the Windows family of operating systems software from Microsoft Corporation (Microsoft). These competitors include Dell Computer Corporation (Dell) and HP, in addition to Intel and Microsoft. Certain of these competitors compete aggressively on price and seek to maintain very low cost structures. Some of these competitors are seeking to increase their market share in the enterprise server market. This competition creates increased pressure, including pricing pressure, on our workstation and lower-end server product lines. We expect this competitive pressure to continue during fiscal year 2003, with the anticipated releases of new software products from Microsoft and new microprocessors from Intel.

Fujitsu Limited and its subsidiaries (“Fujitsu”) have, for many years, been a key strategic channel partner for Sun, distributing substantial quantities of our products throughout the world. However, Fujitsu is also a competitor of Sun and, as a licensee of various technologies from Sun and others, it has developed products that compete directly with our products. While we currently believe that Fujitsu intends to continue as our strategic channel partner, it is likely that the level of competition between Fujitsu and Sun will further intensify. While we intend to compete vigorously with Fujitsu, our inability to compete successfully with Fujitsu would have an adverse impact on Sun revenues and margins.

Over the last several years, we have invested significantly in our storage products business with a view to increasing the sales of these products both on a stand-alone basis to customers using the systems of our competitors, and as part of the systems that we sell. The intelligent storage products business is intensely competitive. EMC is currently the leader in this market. During fiscal 2001, we entered into an OEM agreement with Hitachi Data Systems under which we agreed to collaborate to provide high-end hardware, software and support solutions. To the extent we are unable to continue to penetrate this market and compete effectively, our business and operating results could be adversely affected.

The pricing policies of our competitors impact the overall demand for our products and services. Some of our competitors are capable of operating at significant losses for extended periods of time, increasing pricing pressure on our products and services. If we do not maintain competitive pricing, the demand for our products and services, as well as our market share, may decline, having an adverse effect on our business. From time to time, in responding to competitive pressures, we lower the prices of our products and services. When this happens, if we are unable to reduce our component costs or improve operating efficiencies, our revenues and margins will be adversely affected.

We maintain higher selling, general and administrative and research and development costs, as a percentage of revenues, than many of our competitors.

One of our business strategies is to derive a competitive advantage and a resulting enhancement of our gross margins from our investments in innovative new technologies. As a result, as a percentage of revenues, we incur higher fixed R&D costs than many of our competitors. In addition, as a result of investing in a significant direct sales force we incur higher fixed selling costs as a percentage of revenue. To the extent that we are unable to develop and sell products with attractive gross margins in sufficient volumes, our earnings may be materially adversely affected by our cost structure.

The products we make are very complex. If we are unable to rapidly and successfully develop and introduce new products and manage our inventory, we will not be able to satisfy customer demand.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that our customers choose to buy. If we are unable to develop new products, our business and operating results could be adversely affected. We must quickly develop, introduce, and deliver in quantity new, complex systems, software, and hardware products and components. These include products which incorporate our new UltraSPARC III architecture and the Solaris Operating Environment, the Java platform and product suites, and the Sun ONE middleware offerings, among others. The development process for these complicated products is very uncertain. It requires high levels of innovation from both our product designers and the suppliers of the components used in our products. The development process is also lengthy and costly. If we fail to accurately anticipate our customers’ needs and technological trends, or are otherwise unable to complete the development of a product on a timely basis, we will be unable to introduce new products into the market on a timely basis, if at all, and our business and operating results would be adversely affected.

The manufacture and introduction of our new hardware and software products is also a complicated process. Once we have developed a new product we face several challenges in the manufacturing process. We must be able to manufacture new products in high enough volumes so that we can have an adequate supply of new products to meet customer demand. We must be able to manufacture the new products at acceptable costs. This requires us to be able to accurately forecast customer demand so that we can procure the appropriate components at optimal costs. Forecasting demand requires us to predict order volumes, the correct mixes of our software and hardware products, and the correct configurations of these products. We must manage new product introductions, like the continued deployments of systems which incorporate our new UltraSPARC III architecture, to minimize the impact of customer-delayed purchases of existing products in anticipation of new product releases. We must also try to reduce the levels of older product and component inventories to minimize inventory write-offs. If we have excess inventory, it may be necessary to reduce our prices and write down inventory, which could result in lower gross margins. Additionally, our customers may delay orders for existing products in anticipation of new product introductions. As a result, we may decide to adjust prices of our existing products during this process to try to increase customer demand for these products. If we are introducing new products at the same time or shortly after the price adjustment, this will complicate our ability to anticipate customer demand for our new products. We continuously evaluate the competitiveness of our product and service offerings. These evaluations could also result in repricing actions in the near term. Our future operating results would be adversely affected if such repricing actions were to occur and we were unable to mitigate the resulting margin pressure by maintaining a favorable mix of systems, software, service and other products, or if we were unsuccessful in achieving component cost reductions, operating efficiencies and increasing sales volumes.

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

We depend on many suppliers for the necessary parts and components to manufacture our products. There are a number of vendors producing the parts and components that we need. However, there are some components that can only be purchased from a single vendor due to price, quality, or technology reasons. For example, we depend on Texas Instruments for our SPARC microprocessors, Sony for various monitors and several other companies for custom integrated circuits. If we were unable to purchase the necessary parts and components on acceptable terms from a particular vendor and we had to find a new supplier for such parts and components, our new and existing product shipments could be delayed, adversely affecting our business and operating results.

Our future operating results depend on our ability to purchase a sufficient amount of components to meet the demands of our customers.

We depend heavily on our suppliers to timely design, manufacture, and deliver the necessary components for our products. While many of the components we purchase are standard, we do purchase some components, specifically color monitors, custom power supplies, application specific integrated circuits (ASICS) and custom memory and graphics devices, that require long lead times to manufacture and deliver. Long lead times make it difficult for us to plan component inventory levels in order to meet the customer demand for our products. In addition, in the past, we have experienced shortages in certain of our components (specifically, ASICS, dynamic random access memories (DRAMS) and static random access memories (SRAMS)). If a component delivery from a supplier is delayed, if we experience a shortage in one or more components, or if we are unable to provide for adequate levels of component inventory, our new and existing product shipments could be delayed and our business and operating results could be adversely affected.

Since we may order components from suppliers in advance of receipt of customer orders for our products which include these components, we could face a material inventory risk.

As part of our component inventory planning, we pay certain suppliers in advance of receipt of customer orders. We occasionally enter into negotiated orders with vendors early in the manufacturing process of our microprocessors to make sure we have enough of these components for our new products to meet customer demand. Because the design and manufacturing process for these components is very complicated it is possible that we could experience a design or manufacturing flaw that could delay or even prevent the production of the components for which we have previously committed to pay. We also face the risk of ordering too many components, or conversely, not enough components, since orders are generally based on forecasts of customer orders rather than actual orders. If we cannot change or be released from the orders, we could incur costs from the purchase of unusable components, either due to a delay in the production of the components or as a result of inaccurately predicting component orders in advance of customer orders. In addition, in certain cases, we make commitments to our suppliers for Sun custom sub-components, raw materials and work-in-progress that are necessary to meet our lead times for finished goods. Our business and operating results could be adversely affected as a result of these increased costs.

Delays in product development or customer acceptance and implementation of new products and technologies could seriously harm our business.

Generally, the computer systems we sell to customers incorporate hardware and software products that we sell, such as UltraSPARC microprocessors, the various software elements, from the Solaris Operating Environment, to the Java platform and the Sun ONE middleware products, and Sun StorEdge array products. Any delay in the development of the software and hardware included in our systems could delay our shipment of these systems. Delays in the development and introduction of our products may occur for various reasons.

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

Our products may contain defects and errors.

Software and hardware products such as ours may contain known as well as undetected errors, including defects in the design or manufacture of components we buy from third parties which may be beyond our control. These defects may be found following introduction and shipment of new products or enhancements to existing products. Although we attempt to fix errors that we believe would be considered critical by our customers prior to shipment, we may not be able to detect or fix all such errors, and this could result in lost revenues and delays in customer acceptance, and could be detrimental to our business and reputation. In addition, fixing these errors with existing customers can be expensive and could adversely impact our financial results.

Our international customers and operations subject us to a number of risks.

Currently more than half of our revenues come from international sales. In addition, a portion of our operations consists of manufacturing and sales activities outside of the U.S. Our ability to sell our products and conduct our operations internationally is subject to a number of risks. Local economic, political and labor conditions in each country could adversely affect demand for our products and services or disrupt our operations in these markets. Currency fluctuations could also adversely affect our business in a number of ways. Although we take steps to reduce or eliminate certain foreign currency exposures that can be identified or quantified, we may incur currency translation losses as a result of our international operations. Further, in the event that currency fluctuations cause our products to become more expensive in overseas markets in local currencies, there could be a reduction in demand for our products or we could lower our pricing in some or all of these markets resulting in reduced revenue and margins. Alternatively, a weakening dollar could result in greater costs to us for our overseas operations. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business in these jurisdictions. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs. In addition, we could be subject to regulations, fines and penalties for violations of import and export regulations such as, our products being shipped directly or through a third party to certain countries. Such violations could result in penalties, including prohibiting us from exporting our products to one or more countries, and could adversely affect our business. See Item 3. Legal Proceedings for further discussion.

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

Linearity. Our first and third fiscal quarterly sales have historically reflected a pattern in which a disproportionate percentage of such quarters’ total sales occur in the last month and weeks and days of the quarter. This pattern makes prediction of revenues, earnings and working capital for each financial period especially difficult and uncertain and increases the risk of unanticipated variations in quarterly results and financial condition. In addition, over the last two fiscal years, linearity has been an issue in all of our quarters.

Business Practices, Processes and Information Systems. In order to increase efficiencies and remain competitive in a rapidly changing industry, we are continually improving and changing our business practices, processes and information systems. In this regard, during the first month of fiscal 2003, we began the implementation process to upgrade our business practices and related information systems affecting order entry, order fulfillment and accounts receivable (the “Upgrade”). The duration of that implementation is subject to a number of risks due to the complexity of the conversion process. This includes our ability to process the business data and information in the new system after final implementation and our ability to close our first quarter of fiscal 2003. A delay in our ability to timely close our first quarter of fiscal 2003 could affect our capacity to timely file our first quarter financial reports with the SEC.

Investments. We have an investment portfolio that includes minority equity and debt investments. In most cases, we do not attempt to reduce or eliminate our market exposure on these investments and may incur losses related to the impairment of these investments. Our risk exposure in our marketable securities investments is concentrated across a relatively small number of entities and could be subject to substantial volatility if any of these entities experiences material changes to its business or securities. In addition, we have made and continue to evaluate and make, strategic equity investments in privately held technology companies. Because these companies are typically early-stage ventures with either unproven business models, products that are not yet fully developed or products that have not yet achieved market acceptance, these investments are inherently risky due to factors beyond our control.

Goodwill. We early-adopted the new Statement of Financial Accounting Standards No. 142 (SFAS 142) “Goodwill and Other Intangible Assets”, as of July 1, 2001. Accordingly, our goodwill and other intangible assets that have an indefinite useful life are no longer amortized but instead reviewed at least annually for impairment. If we do not meet our long-term forecasts, or if the trading price of our common stock does not improve, we could be required to record impairment charges related to goodwill and other intangible assets, which could adversely affect our financial results. Based on our best estimates, we have concluded that there is no impairment of our goodwill. However, changes in these estimates, including our market capitalization, could result in one or more of the businesses being valued differently, or the carrying value to be assessed differently. For example, during the fourth quarter of 2002, while our long-term business projections did not change, we experienced a significant decline in our market capitalization. In the second quarter of fiscal 2003, if our market capitalization does not recover to the levels of April 2002, ($29.1 billion) we will perform another impairment analysis. This analysis may result in a non-cash goodwill impairment charge, for the entire goodwill balance at June 30, 2002, of up to approximately $2.2 billion, depending on the estimated value of the businesses to which the goodwill relates and the value of the other assets and liabilities at that time. Any such impairment charges could prove adverse to our reported results.

Significant Customers. Sales to General Electric Company (GE) and its subsidiaries in the aggregate accounted for approximately 12%, 13% and 19% of our fiscal 2002, 2001 and 2000 net revenues, respectively. Our Chairman of the Board of Directors, President and Chief Executive Officer, Scott McNealy, is a member of GE’s Board of Directors. More than 90% of the revenue attributed to GE was generated through GE subsidiaries acting as either a reseller or financier of our products. Sales through MRA Systems,Inc., a master reseller and a GE subsidiary, consisted of 8%, 10% and 16% of net revenues in 2002, 2001 and 2000, respectively, and sales to GE Capital, a finance/ leasing company and a GE subsidiary, consisted of 2%, 2%, and 3% of net revenues in fiscal 2002, 2001 and 2000, respectively. As a master reseller, MRA Systems, Inc. acts as a distributor of our products to resellers who in turn sell those products to end-users. Revenue is generated from GE Capital whenever our customers elect to lease equipment through GE Capital; in such cases, we sell the equipment to GE Capital, which in turn, leases that equipment to customers. Our business could be adversely affected if GE or another significant customer terminated its business relationship with us or significantly reduced the amount of business it did with us.

Adverse Business Conditions in Specific Industries. We depend on the telecommunications, financial services and manufacturing industries for a significant portion of our revenues. Significant reduction in technology capital spending in these industries, such as we experienced over the last two quarters of fiscal 2001 and during fiscal 2002, may continue to result in decreased revenues and earnings. Our revenues are dependent on the level of technology capital spending in the U.S. and international economies. A number of telecommunications companies have recently filed for bankruptcy protection, and others have announced significant reductions and deferrals in capital spending. If the current adverse economic conditions continue, we would expect that the significant diminishing capital spending would continue. If capital spending continues to decline in these industries over an extended period of time, our business will continue to be adversely affected. We are implementing a strategy to reduce our dependence on these industries, but no assurance can be given that this strategy will be successful.

Our business may suffer if it is alleged or found that we have infringed the intellectual property rights of others.

From time to time we have been notified that we may be infringing certain patents or other intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. Several pending claims are in various stages of evaluation. We are considering the desirability of entering into licensing agreements in certain of these cases. No assurance can be given that licenses can be obtained on acceptable terms or that litigation will not occur. In the event there is a temporary or permanent injunction entered prohibiting us from marketing or selling certain of our products, or a successful claim of infringement against us requiring us to pay royalties to a third party, and we fail to develop or license a substitute technology, our business, results of operations or financial condition could be materially adversely affected. See Item 3. Legal Proceedings for further discussion.

Our acquisition and alliance activities could disrupt our ongoing business.

We intend to continue to make investments in companies, products, and technologies, either through acquisitions or investment alliances. For example, we have purchased several companies in the past and have also formed alliances, such as our recent OEM relationship with HDS for the collaboration on, and delivery of, a broad range of storage products and services. We also rely on IT services partners and independent software development to enhance the value to our customers of our products and services. Acquisitions and alliance activities often involve risks, including: (1) difficulty in assimilating the acquired operations and employees; (2) difficulty in managing product co-development activities with our alliance partners; (3) retaining the key employees of the acquired operation; (4) disruption of our ongoing business; (5) inability to successfully integrate the acquired technology and operations into our business and maintain uniform standards, controls, policies, and procedures; and (6) lacking the experience to enter into new product or technology markets. In addition, from time to time, our competitors acquire or enter into exclusive arrangements with companies with whom we do business or may do business in the future. Reductions in the number of partners with whom we may do business in a particular context may reduce our ability to enter into critical alliances on attractive terms or at all, and the termination of an existing alliance by a business partner may disrupt our operations. For example, as we partnered with PWC Consulting to provide professional services, the pending acquisition of PWC Consulting by IBM, if completed, could reduce potential business for us. Failure to manage our alliance activities effectively and to integrate entities or assets that we acquire could affect our operating results or financial condition.

We depend on key employees and face competition in hiring and retaining qualified employees.

Our employees are vital to our success, and our key management, engineering, and other employees are difficult to replace. We generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. Because our compensation packages include equity-based incentives, pressure on our stock price could affect our ability to continue to offer competitive compensation packages to current employees. In addition, we must continue to motivate employees and keep them focused on our strategies and goals, which may be difficult due to morale challenges posed by the workforce reduction and general uncertainty about the economy. Should these conditions continue, we may not be able to retain highly qualified technical employees in the future. These factors could adversely affect our business.

Proposed regulations related to equity compensation could adversely affect our ability to attract and retain key personnel.

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Sun. The Financial Accounting Standards Board (FASB), among other agencies and entities, is currently considering changes to US GAAP that, if implemented, would require us to record a charge to earnings for employee stock option grants. This proposal would negatively impact our earnings. For example, as disclosed in Note 14 to the Consolidated Financial Statements, recording a charge for employee stock options under SFAS 123, “Accounting for Stock-Based Compensation” would have increased after tax loss by $647 million for fiscal year 2002 and reduced after tax income by $533 million and $317 million for fiscal years 2001 and 2000, respectively. In addition, new regulations proposed by The Nasdaq National Market requiring shareholder approval for all stock option plans as well as new regulations proposed by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could materially and adversely affect our business.

Business interruptions could adversely affect our business.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults. In addition, some of our facilities are located on filled land and, therefore, may be more susceptible to damage if an earthquake occurs. We do not carry earthquake insurance for direct earthquake-related losses. Our facilities in the State of California, including our corporate headquarters and other critical business operations, may be subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts occur, they could disrupt the operations of our affected facilities. In addition, we do not carry business interruption insurance nor do we carry financial reserves against business interruptions arising from earthquakes, and certain electrical blackouts. If a business interruption occurs, our business could be seriously harmed.

Adverse economic conditions could affect our ability to sublease properties in our portfolio.

In response to the continuing global economic slowdown, we implemented a facility exit plan as part of our efforts to consolidate excess facilities. The general adverse economic conditions in the United States and in many of the countries in which we have significant leased properties have resulted in a surplus of business facilities making it difficult to sublease properties. If the adverse economic conditions continue, we may be unable to sublease our excess properties, or we may not meet our expected estimated levels of subleasing income, and our results of operations could be negatively affected.

Environmental regulations and costs could result in significant liabilities for us.

Some of our operations are subject to regulation under various federal, state and international laws governing the environment and hazardous substances. While we endeavor to be in compliance with environmental laws at all times, any failure to so comply can subject us to material liability. Also, particularly in Europe, we may be subject to compliance with developing product content requirements relating to recycling as well as product take back requirements that would make us responsible for recycling and/or disposing of products we have sold. These and other environmental laws may become stricter over time and require us to incur substantial costs for compliance. In addition, we could be subject to liability for investigation and remediation of hazardous substances if our operations have caused contamination or any of our owned properties are found to be contaminated. Although costs relating to environmental matters have not resulted in a material adverse effect on us to date, there can be no assurance that Sun will not be required to incur such costs in the future.

Our equity securities are subject to equity price risk and their value may fluctuate.

From time to time, we make equity investments for the promotion of business and strategic objectives in publicly traded and privately-held companies. The market price and valuation of the securities that we hold in these companies may fluctuate due to market conditions and other circumstances over which we have little or no control. Many of the companies in which we have invested have experienced significant volatility in their stock prices. We typically do not attempt to reduce or eliminate this equity price risk, through hedging or similar techniques, and market price and valuation fluctuations could impact our financial results. To the extent that the fair value of these securities was less than our cost over an extended period of time, our net income would be reduced. See Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” for further discussion.

Our stock price can be volatile.

Our stock price, like that of other technology companies, can be volatile. For example, our stock price can be affected by many factors such as quarterly increases or decreases in our earnings; speculation in the investment community about our financial condition or results of operations and changes in revenue or earnings estimates, announcement of new products, technological developments, alliances, acquisitions or divestitures by us or one of our competitors or the loss of key management personnel. In addition, general macroeconomic and market conditions unrelated to our financial performance may also affect our stock price.

Our credit rating is subject to downgrade.

Standard’s & Poor’s and Moody’s Investor Services, the two credit agencies that follow Sun (collectively, the “Rating Agencies”), placed the Company on negative outlook beginning in the first quarter of fiscal year 2001. This reflects the Rating Agencies’ expectations that continued economic weakness and reduced IT spending will continue over at least the near-term to challenge Sun’s sales and profitability. Should the Rating Agencies downgrade our rating from triple-‘B’-plus, the down grade could increase our costs of obtaining new financing or issuing new debt.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at June 30, 2002. Actual results may differ materially.

Interest Rate Sensitivity

Our investment portfolio consists primarily of fixed income instruments with an average duration of 0.89 years as of June 30, 2002, as compared with 1.51 years as of June 30, 2001. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, for example, a hypothetical 150 BPS increase in interest rates would result in an approximate $52 million decrease in the fair value of our investments in debt securities as of June 30, 2002, as compared with a $59 million decrease as of June 30, 2001.

We also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest payable on the Senior Notes effectively becomes variable and thus matches the variable interest rate received from our cash and marketable securities. Accordingly, interest rate fluctuations impact the fair value of our Senior Notes outstanding, which will be offset by corresponding changes in the fair value of the swap agreements. However, by entering into these swap agreements, we have a cash flow exposure related to the risk that interest rates may increase. For example, a hypothetical 150 BPS increase in interest rates would result in an approximate $23 million decrease in cash over a year.

Foreign Currency Exchange Risk

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of manufacturing and sales activities outside of the U.S., we enter into transactions in other currencies, primarily the Japanese yen, the British pound and the euro. As a result, we purchase currency options and forward contracts to reduce or eliminate certain foreign currency exposures that can be identified and quantified. Sun’s hedges are primarily intended to protect changes in the value of the U.S. dollar.

Based on our foreign currency exchange instruments outstanding at June 30, 2002, we estimate a maximum potential one-day loss in fair value of approximately $8 million, as compared with $10 million as of June 30, 2001, using a Value-at-Risk (VAR) model. In addition, the average value at risk amount for the year was approximately $11 million. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables, and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. Foreign currency fluctuations did not have a material impact on our results of operations and financial position during fiscal years 2002, 2001 and 2000.

Equity Security Price Risk

We are exposed to price fluctuations on the marketable portion of equity securities included in our portfolio of equity investments. These investments are generally in companies in the high-technology industry sector, many of which are small capitalization stocks. We typically do not attempt to reduce or eliminate the market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $4 million decrease in the fair value of our available-for-sale equity investments as of June 30, 2002, as compared with $12 million as of June 30, 2001. At June 30, 2002, three equity securities represented approximately $14 million of the $18 million total fair value of the marketable equity securities, as compared with June 30, 2001, at which time, three equity securities represented approximately $35 million of the $62 million total fair value of the marketable equity securities. Refer to Note 2 to the Consolidated Financial Statements for additional discussion on Sun’s marketable equity securities.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements of Sun Microsystems, Inc.:
Consolidated Statements of Operations for each of the three fiscal years ended June 30, 2002	51
Consolidated Balance Sheets at June 30, 2002 and June 30, 2001	52
Consolidated Statements of Cash Flows for each of the three fiscal years ended June 30, 2002	53
Consolidated Statements of Stockholders’ Equity for each of the three fiscal years ended June 30, 2002	54
Notes to Consolidated Financial Statements	55
Report of Ernst & Young LLP, Independent Auditors	88
Financial Statement Schedules:

The following consolidated financial statement schedule of Sun Microsystems, Inc. is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Sun Microsystems, Inc.:

Schedule II Valuation and Qualifying Accounts	93

Schedules not listed above have been omitted since they are not applicable or are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

SUN MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Fiscal Years Ended June 30,

	2002	2001	2000

Net revenues:
Products	$9,093	$15,015	$13,421
Services	3,403	3,235	2,300

Total net revenues	12,496	18,250	15,721
Cost of sales:
Cost of sales-products	5,506	7,961	6,096
Cost of sales-services	2,074	2,080	1,453

Total cost of sales	7,580	10,041	7,549

Gross margin	4,916	8,209	8,172
Operating expenses:
Research and development	1,832	2,016	1,630
Selling, general and administrative	3,812	4,445	4,065
Restructuring charges	517	75	—
Goodwill amortization	—	285	72
Purchased in-process research and development	3	77	12

Total operating expenses	6,164	6,898	5,779

Operating income (loss)	(1,248)	1,311	2,393
Gain (loss) on equity investments, net	(99)	(90)	208
Interest income	243	405	250
Interest expense	(58)	(100)	(84)
Gain on marketable debt securities	114	58	4

Income (loss) before income taxes and cumulative effect of change in accounting principle	(1,048)	1,584	2,771
Provision (benefit) for income taxes	(461)	603	917

Income (loss) before cumulative effect of change in accounting principle	(587)	981	1,854
Cumulative effect of change in accounting principle, net	—	(54)	—

Net income (loss)	$(587)	$927	$1,854

Net income (loss) per common share-basic:
Income (loss) before cumulative effect of change in accounting principle	$(0.18)	$0.30	$0.59
Cumulative effect of change in accounting principle	—	(0.02)	—

Net income (loss) per common share-basic	$(0.18)	$0.28	$0.59

Net income (loss) per common share-diluted:
Income (loss) before cumulative effect of change in accounting principle	$(0.18)	$0.29	$0.55
Cumulative effect of change in accounting principle	—	(0.02)	—

Net income (loss) per common share-diluted	$(0.18)	$0.27	$0.55

Shares used in the calculation of net income (loss) per common share-basic	3,242	3,234	3,151

Shares used in the calculation of net income (loss) per common share-diluted	3,242	3,417	3,379

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except par values)

	June 30,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$2,024	$1,472
Short-term marketable debt securities	861	387
Accounts receivable, net of bad debt reserves of $114 million in 2002 and $111 million in 2001	2,745	2,955
Inventories	591	1,049
Deferred and prepaid tax assets	709	1,102
Prepaid expenses and other current assets	847	969

Total current assets	7,777	7,934
Property, plant and equipment, net	2,453	2,697
Long-term marketable debt securities	2,979	4,312
Goodwill	2,182	2,126
Other acquisition-related intangible assets, net	104	185
Other non-current assets, net	1,027	927

	$16,522	$18,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$205	$3
Accounts payable	1,044	1,050
Accrued payroll-related liabilities	538	517
Accrued liabilities	1,201	1,435
Deferred revenues and other	1,785	1,827
Warranty reserve	284	314

Total current liabilities	5,057	5,146
Long-term debt	1,449	1,565
Deferred income taxes	—	744
Other non-current obligations	215	140
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10 shares authorized (1 share of which has been designated as Series A Preferred participating stock); no shares issued and outstanding	—	—
Common stock and additional paid-in-capital, $0.00067 par value, 7,200 shares authorized; issued and outstanding: 3,537 shares in 2002 and 3,536 shares in 2001.	6,485	6,238
Treasury stock, at cost: 303 shares in 2002 and 288 shares in 2001.	(2,905)	(2,435)
Unearned equity compensation	(46)	(73)
Retained earnings	6,298	6,885
Accumulated other comprehensive loss	(31)	(29)

Total stockholders’ equity	9,801	10,586

	$16,522	$18,181

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Years Ended June 30,

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(587)	$927	$1,854
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	970	847	615
Amortization of acquisition-related goodwill (fiscal 2001 and 2000 only), other intangible assets and unearned equity compensation	122	382	168
Tax benefits from employee stock plans	98	816	708
Deferred taxes	(673)	(186)	(86)
Loss (gain) on equity investments, net	99	90	(208)
Other	3	131	11
Changes in operating assets and liabilities:
Accounts receivable, net	211	(253)	(378)
Inventories	458	(446)	(249)
Prepaids and other assets	389	(438)	(385)
Accounts payable	(7)	123	166
Other liabilities	(203)	96	1,538

Net cash provided by operating activities	880	2,089	3,754

Cash flows from investing activities:
Net sales and maturities of (purchases of) marketable debt securities	833	39	(3,003)
Net purchases of equity investments	(34)	(106)	(82)
Acquisition of property, plant and equipment	(559)	(1,292)	(982)
Acquisition of spare parts and other assets	(152)	(177)	(69)
Payments for acquisitions, net of cash acquired	(49)	(18)	(89)

Net cash provided by (used in) investing activities	39	(1,554)	(4,225)

Cash flows from financing activities:
Acquisition of treasury stock	(591)	(1,321)	(631)
Proceeds from issuance of common stock, net	237	422	349
Principal payments on borrowings and other obligations	(13)	(13)	1
Proceeds from issuance of long-term debt	—	—	1,500

Net cash (used in) provided by financing activities	(367)	(912)	1,219

Net (decrease) increase in cash and cash equivalents	552	(377)	748
Cash and cash equivalents, beginning of year	1,472	1,849	1,101

Cash and cash equivalents, end of year	$2,024	$1,472	$1,849

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$115	$114	$53
Income taxes (net of refunds of $329 million, $113 million and $46 million in fiscal 2002, 2001 and 2000, respectively)	$93	$434	$276

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock
	and						Accumulated
	Additional						Other
	Paid-in-Capital		Treasury Stock				Comprehensive	Total
					Unearned Equity	Retained	Income	Stockholders’
	Shares	Amount	Shares	Amount	Compensation	Earnings	(Loss)	Equity

Balances as of July 1, 1999	3,493	$1,816	(359)	$(1,046)	$—	$4,107	$(10)	$4,867
Net income	—	—	—	—	—	1,854	—	1,854
Change in unrealized gain (loss) on investments, net of taxes	—	—	—	—	—	—	126	126
Translation adjustments	—	—	—	—	—	—	(40)	(40)

Total comprehensive income	—	—	—	—	—	—	—	1,940
Issuance of stock, net of repurchases	—	110	81	239	—	—	—	349
Treasury stock purchased	—	—	(23)	(631)	—	—	—	(631)
Tax benefit from employee stock transactions and other	—	742	—	—	—	—	—	742
Issuance of common stock and assumption of stock options in connection with acquisitions	1	58	—	—	(23)	—	—	35
Amortization of unearned equity compensation	—	—	—	—	8	—	—	8
Issuance of common stock dividends	—	1	—	—	—	(1)	—	—
Adjustment to conform fiscal year end of pooled acquisition	1	1	—	—	—	(1)	(1)	(1)

Balances as of June 30, 2000	3,495	2,728	(301)	(1,438)	(15)	5,959	75	7,309
Net income	—	—	—	—	—	927	—	927
Change in unrealized gain (loss) on investments, net of taxes	—	—	—	—	—	—	(72)	(72)
Change in unrealized gain (loss) on derivative instruments	—	—	—	—	—	—	15	15
Translation adjustments	—	—	—	—	—	—	(47)	(47)

Total comprehensive income	—	—	—	—	—	—	—	823
Issuance of stock, net of repurchases	—	98	72	324	—	—	—	422
Treasury stock purchased	—	—	(59)	(1,321)	—	—	—	(1,321)
Tax benefit from employee stock transactions and other	—	839	—	—	(4)	—	—	835
Issuance of common stock and assumption of stock options in connection with acquisitions	41	2,572	—	—	(75)	—	—	2,497
Amortization of unearned equity compensation	—	—	—	—	21	—	—	21
Issuance of common stock dividends	—	1	—	—	—	(1)	—	—

Balances as of June 30, 2001	3,536	6,238	(288)	(2,435)	(73)	6,885	(29)	10,586
Net loss	—	—	—	—	—	(587)	—	(587)
Change in unrealized gain (loss) on investments, net of taxes	—	—	—	—	—	—	(28)	(28)
Change in unrealized gain (loss) on derivative instruments, net of taxes	—	—	—	—	—	—	(46)	(46)
Translation adjustments	—	—	—	—	—	—	72	72

Total comprehensive loss	—	—	—	—	—	—	—	(589)
Issuance of stock, net of repurchases	(1)	116	49	121	—	—	—	237
Treasury stock purchased	—	—	(64)	(591)	—	—	—	(591)
Tax benefit from employee stock transactions and other	—	100	—	—	—	—	—	100
Issuance of common stock and assumption of stock options in connection with acquisitions	2	31	—	—	(27)	—	—	4
Amortization of unearned equity compensation	—	—	—	—	54	—	—	54

Balances as of June 30, 2002	3,537	$6,485	(303)	$(2,905)	$(46)	$6,298	$(31)	$9,801

See accompanying notes.

SUN MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business

Sun’s business is singularly focused on products and services for network computing. Network Computing has been the company’s focus for the 20 years of our existence, and is based on the premise that the power of a single computer can be increased dramatically as it is interconnected with other computer systems for the purposes of communication and sharing of computing power. Our product line consists of computer systems and workstations, storage, software and associated services. Our customers use our products and services to build mission-critical computing systems on which they operate all elements of their businesses. Our products and services are used in a wide range of technical/scientific and engineering applications in industries such as telecommunications, financial services, government, manufacturing, education, retail, life sciences, media and entertainment and healthcare.

2.     Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Sun and its subsidiaries. Intercompany accounts and transactions have been eliminated. Certain amounts from prior years have been reclassified to conform to the current year presentation.

In December 2000 and December 1999, Sun effected two-for-one splits of its common stock paid in the form of stock dividends. All share and per share data herein has been adjusted to reflect the splits for all periods presented.

As discussed in Note 3, on October 19, 1999, Sun completed its merger with Forte Software, Inc. (Forte). This merger was accounted for as a pooling of interests and, accordingly, the historical consolidated financial statements of Sun have been restated to include the financial position, results of operations, and cash flows of Forte for all periods presented.

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas, including those related to impairment of intangible assets and equity investments, revenue recognition, recoverability of inventory and accounts receivable, the fair value of derivative financial instruments, the recording of various accruals (including our accrual for restructuring charges), the useful lives of long lived assets such as property and equipment, income taxes, warranty obligations and potential losses from contingencies and litigation, actual results in these particular areas could differ from those estimates.

Cash Equivalents

Cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the date of purchase.

Bad Debt Reserves

We evaluate the collectibility of our accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and our historical experience. At June 30, 2002 and 2001, our bad debt reserves were $114 million and $111 million, respectively.

Investments

Investments consist of marketable debt securities, marketable equity securities and other equity securities.

Marketable Debt Securities

Investments in marketable debt securities consist primarily of corporate notes and bonds, asset and mortgage backed securities and U.S. government notes and bonds with original maturities beyond three months. Short-term investments are marketable debt securities with maturities of less than one year from the balance sheet date (except cash equivalents), while long-term investments represent all other marketable debt securities. All marketable debt securities are held in Sun’s name and deposited primarily with one major financial institution. Sun’s policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates. We only invest in marketable debt securities with a minimum rating of single A or above from a nationally recognized credit rating agency. At June 30, 2002 and 2001 all of Sun’s marketable debt securities were classified as available-for-sale and were carried at fair market value.

Marketable Equity Securities

Investments in marketable equity securities consist of equity holdings in public companies. Marketable equity securities are initially recorded at cost upon acquisition and are classified as available-for-sale when there are no restrictions on Sun’s ability to liquidate such securities within 12 months. Marketable equity investments were $18 million and $62 million at June 30, 2002 and 2001, respectively. At June 30, 2002, all marketable equity investments were classified as available-for-sale and are included in “Other non-current assets, net” in the Consolidated Balance Sheet. Changes in the fair value of these securities are recognized in “Accumulated other comprehensive income (loss)” in the Consolidated Statements of Shareholders’ Equity (net of tax). Net unrealized gains, net of tax, on marketable equity investments were none, $10 million and $131 million at June 30, 2002, 2001 and 2000, respectively. Gross realized gains on marketable equity securities totaled $3 million, $31 million and $178 million in fiscal 2002, 2001 and 2000, respectively, and are recognized in “Gain (loss) on equity investments, net” in the Consolidated Statement of Operations. In addition, we review all marketable equity securities for other than temporary declines in fair value. Based on our evaluation, if a security is considered to be other than temporarily impaired an impairment charge is recognized in “Gain (loss) on equity investments, net” in the Consolidated Statements of Operations. For fiscal 2002, 2001 and 2000, $23 million, $70 million and none were recorded as impairment charges related to marketable equity investments, respectively.

Other Equity Securities

Investments in other equity investments consist of equity investments in privately-held companies, developing products, markets and services that are strategic to Sun, and investments in venture capital funds and other joint ventures. These equity investments were generally made in connection with a round of financing with other third party investors. As the investments in privately-held companies do not permit us to exert significant influence or control over the entity in which we are investing, the recorded amounts generally represent our cost of the investment less any adjustments we make when we determine that an investment’s net realizable value is less than its carrying cost. These investments were $229 million and $266 million at June 30, 2002 and 2001, respectively, and were included in “Other non-current assets, net” in the Consolidated Balance Sheets. We periodically evaluate these investments for impairment. If we believe that the carrying value of an investment is greater than its fair value, an impairment charge is recognized in the “Gain (loss) on equity investments, net” in the Consolidated Statements of Operations. For the fiscal years ended June 30, 2002, 2001 and 2000, $64 million, $72 million and none, respectively, were recorded as impairment charges related to our investments in privately-held companies.

Investments in venture capital funds and other joint ventures were $34 million and $37 million at June 30, 2002 and 2001, respectively, and were accounted for using the equity method of accounting. We recorded a loss of $15 million and a gain of $21 million and $30 million for fiscal 2002, 2001 and 2000, respectively, related to our investments in venture capital funds and were recognized in “Gain (loss) on equity investments, net”.

Long-lived Assets (Other than Goodwill)

General

Sun reviews its long-lived assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of the long-lived assets (other than goodwill) by comparing the estimated undiscounted cashflows associated with the related asset or group of assets against their respective carrying amounts. The amount of an impairment, if any, is calculated based on the excess of the carrying amount over the fair value of those assets.

Intangible Assets Other than Goodwill

At June 30, 2002, we had Intangible Assets Other than Goodwill (Other Intangible Assets) with a carrying value of approximately $215 million, net of accumulated amortization of $429 million, as compared with $352 million, net of accumulated amortization of $326 million at June 30, 2001. These consisted of Other Intangible Assets related to business combinations of approximately $104 million, net of accumulated amortization of $262 million, as compared with $185 million, net of accumulated amortization of $215 million at June 30, 2001 and an Other Intangible Asset with a carrying value of $111 million, net of accumulated amortization of $167 million, as compared with $167 million, net of accumulated amortization of $111 million at June 30, 2001, related to a revenue generating technology license, acquired as part of the Strategic Alliance with AOL, see Note 5.

During the fiscal year ended June 30, 2002, Sun recognized acquired intangible asset impairments totaling $6 million in selling, general and administrative expense, as compared with $1 million in fiscal 2001 in cost of sales and $21 million in fiscal 2000 of which $9 million was charged to cost of sales and $12 million was charged to selling, general and administrative expense. The entire impairment charge for fiscal 2002 pertained to the Computer Systems and Network Storage segment. The entire impairment charge for fiscal 2001 pertained to the iPlanet segment. For fiscal 2000, $12 million, $5 million and $4 million pertained to the Computer Systems and Network Storage segment, the iPlanet segment and the Other segment, respectively. These charges were based on a comparison of the fair value of the underlying intangible asset, calculated based on the discounted cashflows expected during its remaining useful life, to its carrying value. While our cashflow assumptions are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in attributing cashflows to our Other Intangible Assets over their respective estimated useful lives.

Capitalized Software

Costs related to internally-developed software and software purchased for internal use, which are required to be capitalized pursuant to Statement of Position (SOP) No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” are included in property, plant and equipment under machinery and equipment.

Concentration of Credit Risk

The majority of cash is maintained with three major financial institutions in the United States. Deposits with these banks exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

Financial instruments that potentially subject Sun to concentrations of credit risk consist principally of marketable securities, foreign exchange contracts, interest rate instruments and trade receivables. The counterparties to the agreements relating to Sun’s investment securities, foreign exchange contracts, and interest rate instruments consist of various major corporations and financial institutions of high credit standing. We do not believe there is significant risk of non-performance by these counterparties because we limit the amount of credit exposure to any one financial institution and any one type of investment. The credit risk on receivables due from counterparties related to foreign exchange and currency option contracts was insignificant at June 30, 2002 and 2001. Our trade receivables are derived primarily from sales of hardware and software products and services to end-user customers in diversified industries, as well as various resellers. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary, but generally require no collateral. Sun expensed amounts related to doubtful accounts of $46 million, $25 million, and $55 million for fiscal years 2002, 2001 and 2000, respectively.

Revenue Recognition

Sun enters into transactions to sell products (hardware and software), services and multiple element arrangements that may include any combination thereof. We evaluate revenue recognition for these transactions using the following basic criteria (collectively called the “Revenue Recognition Criteria”):

Evidence of an arrangement: We recognize revenue when we have evidence of an agreement with the customer reflecting the terms and conditions to deliver products or services.

Delivery: For products, delivery is considered to occur when hardware or the media containing software products are shipped and title and risk of loss have been transferred or, in the case of electronic delivery of software, the customer is given access to the licensed software programs. For services, delivery is considered to occur when the contracted services are performed.

Fixed or determinable fee: We consider a fee to be fixed or determinable if the fee is not subject to refund or adjustment. If a portion of the arrangement fee is not fixed or determinable, we recognize that amount as revenue when the amount becomes fixed or determinable.

Collection is deemed probable: At the time of the transaction, we conduct a credit review of each customer involved in a significant transaction with Sun to determine the creditworthiness of the customer. Collection is deemed probable if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not probable, we recognize revenue when collection becomes probable (generally upon cash collection).

The following policies are applicable to Sun’s major categories of revenue transactions:

Product Revenue

Revenue, including sales to resellers and distributors (channel partners), is recognized when the Revenue Recognition Criteria are met. Our sales agreements generally do not include customer acceptance provisions. However, if there is a customer acceptance provision, or if there is uncertainty about customer acceptance, revenue is deferred until we have evidence of customer acceptance. We reduce product revenue for estimated customer returns, price protection, and other offerings which may occur under programs we have with our customers and Channel Partners.

In addition, we sell products to leasing companies, that, in turn, lease these products to end-users. In transactions where the leasing companies have no recourse or less than significant recourse to Sun in the event of default by the end-user, we recognize revenue on the transaction when the Revenue Recognition Criteria are met. In arrangements where the leasing companies have significant recourse (i.e., 10% or more of the total sales price) to Sun in the event of default by the end-user (defined as “recourse leasing”), we recognize the product revenue (and the related cost of the product) as the payments are made to the leasing company by the end-user (generally ratably over the lease term). At June 30, 2002, we had $51 million in recourse leasing deferred revenue ($168 million at June 30, 2001), of which $14 million is long-term ($55 million at June 30, 2001), and $13 million of related unamortized cost ($59 million at June 30, 2001).

Service Revenue

Service revenue is recognized when the Revenue Recognition Criteria are met. Specifically, maintenance contract revenue is recognized ratably over the contractual period; educational services revenue is recognized as the services are rendered; time and material service contract revenue is recognized as the services are rendered; and fixed price service contract revenue is recognized using the percentage-of-completion method of accounting unless we are unable to make reasonable estimates under that method, in which case revenue is recognized on a completed contract basis. Losses on fixed price contracts are recognized in the period in which the loss becomes known. Our service agreements generally do not include customer acceptance provisions. However, if there is a customer acceptance provision, or if there is uncertainty about customer acceptance of services rendered, revenue is deferred until we have evidence of customer acceptance.

Multiple Element Arrangements

In certain circumstances, Sun enters into revenue arrangements as a result of which we are obligated to deliver to our customers multiple products and/or services (multiple elements). In these transactions, we allocate the total revenue to be earned under the arrangement among the various elements based on their relative fair value; however, in the case of software transactions, the allocation is based on Sun-specific objective evidence of fair value. Sun-specific objective evidence of fair value is generally the price charged when that element is sold separately. We recognize revenue related to the delivered products or services only if: (1) the above Revenue Recognition Criteria are met; (2) any undelivered products or services are not essential to the functionality of the delivered products or services; (3) payment for the delivered products or services is not contingent upon delivery of the remaining products or services; (4) we have an enforceable claim to receive the amount due in the event we do not deliver the undelivered products or services; and (5) as discussed above, there is evidence of the fair value for each of the undelivered products or services.

Change in Accounting

Sun changed its revenue recognition policy effective July 1, 2000, based on guidance provided in Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended (SAB 101). Sun’s adoption of SAB 101 resulted in a change in accounting for certain product shipments where installation services were other than perfunctory. The cumulative effect of the change on prior year’s retained earnings resulted in a charge of $54 million (net of income taxes of $33 million) to fiscal 2001 income.

Research and Development Expenditures

Costs related to the research, design, and development of products are charged to research and development expenses as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Generally, Sun’s products are released soon after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility have not been significant and all software development costs have been expensed as incurred.

Shipping Costs

Sun’s shipping and handling costs are included under cost of sales for all periods presented.

Advertising Costs

Advertising costs consist of development and placement costs of our advertising campaigns and are charged to expense when incurred. Advertising expense was $124 million, $170 million, and $160 million for fiscal years 2002, 2001, and 2000, respectively.

Self-insurance

Sun is self-insured up to specific levels for certain liabilities. Accruals are established based on historical claim experience and include estimated amounts for incurred but not reported claims.

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

The following table sets forth the computation of basic and diluted earnings per share for each of the past three fiscal years (in millions, except per share amounts):

	Fiscal Years ended June 30,

	2002	2001	2000

Income (loss) before cumulative effect of change in accounting principle	$(587)	$981	$1,854
Cumulative effect of change in accounting principle, net	—	(54)	—

Net income (loss)	$(587)	$927	$1,854

Weighted average shares outstanding:
Basic	3,242	3,234	3,151
Effect of dilutive securities (primarily stock options)	—	183	228

Diluted	3,242	3,417	3,379

Net income (loss) per common share-basic:
Income (loss) before cumulative effect of change in accounting principle	$(0.18)	$0.30	$0.59
Cumulative effect of change in accounting principle	—	(0.02)	—

Net income (loss) per common share-basic	$(0.18)	$0.28	$0.59

Net income (loss) per common share-diluted:
Income (loss) before cumulative effect of change in accounting principle	$(0.18)	$0.29	$0.55
Cumulative effect of change in accounting principle	—	(0.02)	—

Net income (loss) per common share-diluted	$(0.18)	$0.27	$0.55

US GAAP requires all anti-dilutive securities, including stock options, to be excluded from the diluted earnings per share computation. For fiscal 2002, due to our net loss, all of our outstanding options of 556 million options were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. If we earned a profit during fiscal 2002, we would have added 97 million equivalent shares to our basic weighted average shares outstanding to compute the diluted weighted average shares outstanding.

Foreign Currency Translation

Sun translates most of the assets and liabilities of international non-U.S. functional currency subsidiaries into dollars at the current rates of exchange in effect during each period. Revenue and expenses are translated using rates that approximate those in effect during the period. Translation adjustments are included in stockholders’ equity in the consolidated balance sheet caption “Accumulated other comprehensive loss.” Currency transaction gains or losses, derived from monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and have not been significant to our operating results in any period. The effect of foreign currency rate changes on cash and cash equivalents is not material.

Recent Pronouncements

In October, 2001, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of.” The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues identified after the issuance of SFAS 121. We will adopt SFAS 144 for our fiscal year beginning July 1, 2002, however, adoption is not expected to have a significant impact on our financial statements.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Application of SFAS 146 is required for restructuring activities initiated after December 31, 2002. SFAS 146 requires recognition of the liability for costs associated with an exit or disposal activity when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs, as well as the amounts recognized.

3.     Acquisitions

On July 1, 2001, we adopted SFAS 141 “Business Combinations,” which eliminates the pooling of interests method of accounting for all business combinations initiated after July 1, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.

Pooling of Interests

On October 19, 1999, Sun completed its merger with Forte Software, Inc., a software company that designs, develops, markets, and supports a set of products for developing, deploying, and managing production applications in distributed environments, including client/server and the Internet. Under the terms of the merger agreement, Sun issued 25.4 million shares of Sun common stock (with a fair market value of $23.52 per share on such date) in exchange for all of Forte’s common stock. In addition, Sun issued 5.4 million stock options in exchange for Forte’s previously outstanding stock options. The transaction was accounted for as a pooling of interests and, accordingly, Sun’s historical consolidated financial statements have been restated to include Forte’s financial position, results of operations, and cash flows for all periods presented.

Prior to the merger, Forte’s fiscal year ended March 31. Sun’s restated consolidated financial statements combine Sun’s June 30, 1999 results with Forte’s March 31, 1999 results. No adjustments were necessary to conform accounting policies of the entities. However, Forte’s historical results have been adjusted to reflect a decrease in income taxes due to the elimination of a previously provided valuation allowance on its deferred tax assets. There were no intercompany transactions requiring elimination in any period presented. In order for both companies to report financial results on the same fiscal year for 2000, Forte’s results of operations for the three-month period ended June 30, 1999, which were not material to Sun, were reflected as an adjustment to retained earnings in fiscal 2000.

The following table summarizes Sun’s and Forte’s historical results for the periods prior to the consummation of the merger of the entities (in millions):

Three Months Ended
September 26, 1999

(Unaudited)
Revenues:
Sun	$3,122
Forte	24

Total	$3,146

Net Income:
Sun, as previously reported	$271
Forte, as previously reported	1

Total	$272

Purchase Acquisitions

During the three fiscal years ended June 30, 2002, Sun completed 15 acquisitions, which were accounted for under the purchase method of accounting. Pro forma results of operations have not been presented for any of the acquisitions because the effects of these acquisitions were not material to Sun on either an individual or an aggregate basis. The results of operations of each purchase acquisition are included in Sun’s consolidated statements of operations from the date of each acquisition.

The amounts allocated to purchased in-process research and development (“IPRD”) were determined through established valuation techniques in the high-technology computer industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on Sun’s future results of operations or cash flows. Intangible assets subject to amortization are being amortized on a straight-line basis over periods not exceeding five years.

The amounts allocated to unearned equity compensation were determined in accordance with the method prescribed in FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation.” Under this method, unearned equity compensation related to unearned equity instruments assumed in acquisitions (generally restricted stock and stock options) is calculated as the pro-rata portion of the intrinsic value (the difference between the fair value and the exercise price) of the unearned equity instrument as of the date of acquisition. Subsequent to the acquisition, this amount is recognized as compensation expense as earned, generally classified under either research and development expense or selling, general and administrative expense.

A summary of Sun’s purchase transactions for the three fiscal years ended June 30, 2002, is included in the following table (in millions, except share amounts):

					Other Net Assets
					(Liabilities) and
Entity Name and Description of				Developed	Unearned		Form of Consideration
Business Acquired	Date	Consideration	Goodwill	Technology	Compensation	IPRD	and Other Notes

Fiscal 2002 Acquisitions

Isopia, Inc.	07/01	$66.8	$39.0	$3.7	$20.9	$3.2	• $ 28.0 1,840,000 exchangeable shares issued
On-Line Training and E-Learning Software							• $ 1.3 Fair value of 1,400,000 options assumed
							• $ 37.5 cash paid (including acquisition costs)

Two immaterial acquisitions	09/01 02/02	$14.5	$4.7	$13.6	$(3.8)	—	• $ 14.5 cash paid (including acquisition costs)

Fiscal 2001 Acquisitions

LSC, Incorporated	5/01	$68.0	$55.7	$6.9	$5.1	$0.3	• $ 52.2 1,779,000 shares common stock issued
Intelligent file system software							• $ 12.8 Fair value of 564,000 options assumed
							• $ 2.7 cash paid for acquisition costs
							• $ 0.3 Fair value of 13,000 warrants assumed

HighGround Systems, Inc.	4/01	$413.7	$387.8	$24.9	$(3.8)	$4.8	• $ 331.6 8,039,000 shares common stock issued
Storage Resource Management software							• $ 78.5 Fair value of 2,142,000 options assumed
							• $ 3.6 cash, including acquisition costs

Cobalt Networks, Inc.	12/00	$2,061.0	$1,779.1	$93.5	$117.6	$70.8	• $1,775.7 30,456,000 shares common stock issued
Server appliances							• $ 283.3 Fair value of 5,565,000 options assumed
							• $ 2.0 cash paid for acquisition costs

Gridware, Inc.	7/00	$19.8	$13.6	$10.6	$(4.4)	—	• $ 18.5 378,000 shares common stock issued
Workload management software							• $ 0.7 16,000 vested options assumed
							• $ 0.6 liabilities assumed

Dolphin Interconnect Solutions, Inc. and Dolphin Interconnect Solutions North America, Inc.	7/00	$19.0	$19.0	—	—	—	• $ 19.0 cash, including acquisition costs
Infiniband interconnect architecture

Two immaterial acquisitions	3/01 11/00	$17.9	$12.6	$1.0	$2.8	$1.5	• $ 6.8 332,000 shares common stock issued
							• $ 1.1 Fair value of 63,000 options assumed
							• $ 10.0 cash, including acquisition costs

Fiscal 2000 Acquisitions

Innosoft International, Inc.	3/00	$42.4	$34.8	$5.6	$(1.1)	$3.1	• $ 34.9 813,000 shares common stock issued
Internet mail, directory and messaging services							• $ 4.1 cash, including acquisition costs
							• $ 3.4 76,000 vested options assumed

Trustbase, Limited and JCP Computer Services, Limited	1/00	$20.5	$8.5	$5.0	$2.1	$4.9	• $ 9.1 cash
Financial e-commerce applications							• $ 5.9 note payable
							• $ 5.5 liabilities assumed

					Other Net Assets
					(Liabilities) and
Entity Name and Description of				Developed	Unearned		Form of Consideration
Business Acquired	Date	Consideration	Goodwill	Technology	Compensation	IPRD	and Other Notes

Star Division Corporation and Star Division Software Entwicklung und Vertriebs GmbH	8/99	$75.5	$70.1	$3.3	$(1.4)	$3.5	• $ 66.3 cash
Office productivity applications							• $ 8.5 liabilities assumed
							• $ 0.7 96,000 vested options assumed

Two immaterial acquisitions	6/0 10/99	$19.3	$18.0	$0.7	$0.6	—	• $ 7.9 197,000 shares common stock issued
							• $ 11.2 cash including acquisition costs
							• $ 0.1 liabilities assumed
							• $ 0.1 6,000 vested options assumed

As compared with previous years, goodwill has been updated in accordance with SFAS 142, in order to reflect the reclassification of assembled workforce and the tax impact of acquired assets and liabilities under SFAS 109.

We completed three acquisitions in fiscal 2002. Sun’s acquisition of ISOPIA, Inc. (Isopia) on July 26, 2001 is described below (the aggregate purchase price of the other two acquisitions was less than $15 million and, accordingly, are not considered significant to Sun’s financial statements).

On July 26, 2001, Sun acquired Isopia, a corporation located in Toronto, Canada, by means of a plan of arrangement. Isopia develops on-line software that enables the delivery of on-line training and end-to-end management of training products via the Internet. Sun acquired Isopia to enhance its position in the corporate education market. A subsidiary of Sun, organized for the purpose of the acquisition, issued approximately 1.84 million exchangeable shares (which Isopia stockholders may exchange for shares of Sun common stock) at a fair value of $15.235 per share, or $28.0 million in the aggregate, and Sun paid $36.2 million in cash, in exchange for all of Isopia’s outstanding stock. Sun also assumed all of Isopia’s 1.4 million outstanding options at an estimated fair value of $1.3 million, and incurred $1.3 million in acquisition costs, resulting in an aggregate purchase price of approximately $66.8 million. This transaction was accounted for as a purchase, with the excess of the purchase price over the estimated fair value of the net tangible assets ($0.6 million) being allocated to developed technology ($3.7 million), IPRD ($3.2 million), goodwill ($39.0 million), and related deferred tax liabilities ($4.8 million). In addition, $25.1 million of the purchase price was allocated to unearned compensation, which primarily represents the pro-rata portion of the intrinsic value of unvested exchangeable shares held by certain key Isopia shareholders at the date of the acquisition. Isopia goodwill is included in the Enterprise Services segment.

4.     Goodwill and Other Acquisition-Related Intangible Assets

As of July 1, 2001, Sun adopted SFAS 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. We completed both our transitional and annual goodwill impairment tests as of July 1, 2001 and April 1, 2002, respectively, and found no impairment. At June 30, 2002, we had goodwill with a carrying value of approximately $2.2 billion. Reporting units in our Computer Systems and Network Storage segment accounted for more than 95% of the carrying value of our goodwill at June 30, 2002.

A reconciliation of previously reported net income and earnings per share, to the amounts adjusted for the exclusion of goodwill and workforce amortization, net of the related income tax effect, follows (in millions, except per share amounts):

	Fiscal Years Ended June 30,

	2002	2001	2000

Reported net income (loss)	$(587)	$927	$1,854
Add: Goodwill amortization	—	285	72
Workforce amortization	—	8	5
Tax impact	—	(3)	(3)

Adjusted net income (loss)	$(587)	$1,217	$1,928

Basic earnings per share:
Reported earnings per share — basic	$(0.18)	$0.28	$0.59
Add: Goodwill amortization	—	0.09	0.02
Workforce amortization	—	—	—
Tax impact	—	—	—

Adjusted earnings per share — basic	$(0.18)	$0.37	$0.61

Diluted earnings per share:
Reported earnings per share — diluted	$(0.18)	$0.27	$0.55
Add: Goodwill amortization	—	0.08	0.02
Workforce amortization	—	—	—
Tax impact	—	—	—

Adjusted earnings per share — diluted	$(0.18)	$0.35	$0.57

Changes in the carrying amount of goodwill for the years ended June 30, 2002 and 2001, by reportable segment, are as follows (in millions):

	Computer
	Systems and
	Network	Enterprise
	Storage	Services	iPlanet	Other	Total

Balance as of July 1, 2000	$44	$8	$50	$65	$167
Goodwill acquired during the period	2,232	—	8	4	2,244
Goodwill amortized during the period	(253)	(2)	(14)	(16)	(285)

Balance as of June 30, 2001	$2,023	$6	44	$53	$2,126
Goodwill reclassified on July 1, 2001	48	3	1	(52)	—
Workforce reclassified as goodwill	10	1	1	—	12
Goodwill acquired during the period	3	39	2	—	44
Goodwill reclassified during the period	—	17	(17)	—	—

Balance as of June 30, 2002	$2,084	$66	$31	$1	$2,182

Upon adoption of SFAS 142 at July 1, 2001, goodwill previously assigned to the “Other” operating segment was allocated to the Computer Systems and Network Storage operating segment and to the Enterprise Services and iPlanet operating segments because these operating segments receive substantially all of the benefits of this acquired goodwill.

During fiscal 2002, a significant portion of the iPlanet’s service and support business was transferred to Enterprise Services. The amount of goodwill transferred to Enterprise Services was determined based on the relative fair value of the business transferred as compared with the estimated total fair value of the iPlanet business prior to the transfer.

Information regarding Sun’s other acquisition-related intangible assets is as follows (in millions):

	June 30, 2002			June 30, 2001

	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Developed technology	$308	$(224)	$84	$290	$(169)	$121
Customer base	51	(34)	17	57	(19)	38
Other	7	(4)	3	53	(27)	26

	$366	$(262)	$104	$400	$(215)	$185

Amortization expense of other acquisition-related intangible assets was $72 million, $55 million and $48 million for the years ended June 30, 2002, 2001 and 2000, respectively.

The weighted average amortization period of the intangible assets acquired through business combinations during fiscal 2002 is three years.

Estimated amortization expense for the fiscal years ending June 30, is as follows (in millions):

2003	$69
2004	32
2005	3

$104

5.     Strategic Alliance with America Online, Inc.

On November 23, 1998, Sun and America Online, Inc., which is now AOL Time Warner Inc. (AOL) entered into a strategic alliance consisting of several agreements between the parties (the “Strategic Alliance”). The Strategic Alliance commenced on March 17, 1999 and expired March 17, 2002. A summary of the significant terms of the Strategic Alliance is discussed below.

Under the Strategic Alliance, Sun and AOL agreed to collaboratively develop, market, and sell client and server software, and collaboratively develop an AOL-specific Java technology-based environment that would enable AOL services to be accessed through a variety of hardware devices. The Strategic Alliance provided that, over its term, AOL and Sun would develop and market client software and network application and server software based, in part, on Netscape code, on Sun code and technology, and certain AOL service features to business enterprises. In addition, AOL and Sun agreed to coordinate their sales efforts with respect to designated AOL, Netscape, Sun and collaboratively developed client server and network application and server software and associated services.

Under the terms of the Strategic Alliance, Sun committed that the total amount collected by or on behalf of AOL from the sale or license of certain AOL, Netscape and collaboratively developed software products would not be less than approximately $975 million over the three year term of the Strategic Alliance.

In addition, the terms of the Strategic Alliance required Sun to pay $278 million for related intellectual property rights and licenses granted to Sun by AOL. This software license is being amortized in cost of sales over its five year estimated useful life. Sun also committed to purchase approximately $90 million in marketing and advertising during the term of the Strategic Alliance. Finally, AOL committed to purchase approximately $300 million (up to approximately $500 million at list price) in Sun equipment and services, net of discounts of up to 40% of list price.

Subsequently, Sun and AOL amended the agreements comprising the Strategic Alliance. The first amendment, in June 2000, increased AOL’s commitment to purchase Sun equipment by approximately $250 million (up to approximately $420 million at list price), net of discounts of up to 40%. In September

2001, in order to ensure an effective transition upon expiration, the terms were modified to give Sun operational control of the Strategic Alliance during the remaining six month term. This second amendment also fixed and accelerated the payment obligations that were otherwise due by the parties through March 2002.

Following expiration of the Strategic Alliance on March 17, 2002, Sun retained rights equivalent to ownership of intellectual property developed by the Strategic Alliance, subject to AOL’s license rights; Sun retained broad licensing rights to intellectual property that existed prior to the formation of the Strategic Alliance; and Sun retained limited licensing rights to certain third party intellectual property. As of June 30, 2002, Sun had no financial obligations to AOL under the Strategic Alliance.

AOL is considered a related party because James L. Barksdale, the former President and Chief Executive Officer of Netscape Communications Corporation is a member of the Board of Directors of both Sun and AOL.

6.     Restructuring Charges

We committed to a restructuring plan in fiscal 2002 (Fiscal 2002 Restructuring Plan) and a facility exit plan in fiscal 2001 (Fiscal 2001 Facility Exit Plan). We recorded initial restructuring charges in fiscal 2002 and 2001 based on assumptions and related estimates that were deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to the continued deterioration of the commercial real estate market, primarily in the U.S., and the final settlement of certain lease obligations, we made the appropriate adjustments to the initial restructuring charges recorded in fiscal 2002 and 2001. During fiscal 2001, we recorded a charge of $75 million for the Fiscal 2001 Facility Exit Plan. During fiscal 2002, we recorded a net charge of $517 million, $26 million of additional charges related to our Fiscal 2001 Facility Exit Plan and the remaining net charges of $491 million related to our Fiscal 2002 Restructuring Plan. At June 30, 2002, we had an accrued liability of $241 million with respect to Fiscal 2002 Restructuring Plan and Fiscal 2001 Facility Exit Plan. Details about each of these plans are discussed below.

Our accrued liability of $241 million at June 30, 2002, is net of $207 million of estimated sublease income. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon the economic conditions, particularly lease market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties. While the amount we have accrued is our best estimate, estimates are subject to change and may require routine adjustment as conditions and facts change through the implementation period. If macroeconomic conditions, particularly as they pertain to the commercial real estate market, continue to be negative, we maybe required to increase our estimated cost to exit certain facilities.

Fiscal 2002 Restructuring Plan

In response to the continuing global economic slowdown, Sun implemented a workforce reduction and facility exit plan in the second quarter of fiscal 2002. This restructuring resulted in a charge of $511 million (consisting of a $146 million workforce reduction charge and a $365 million excess facility charge as discussed below) in the second quarter of fiscal 2002. The goal of the restructuring was to reduce costs and improve operating efficiencies in order to adjust to the current business environment. Specifically, we reduced our headcount by approximately 9% (or 3,400 employees and 500 contractors) and eliminated excess facilities in light of revised facility requirements.

     Worldwide Workforce Reduction

As part of the restructuring, we recorded a workforce reduction charge of $146 million related to severance and fringe benefits for terminated employees. The restructuring resulted in the termination of approximately 3,400 employees across all employee levels, business functions, operating units, and geographic regions.

     Consolidation of Excess Facilities

In addition, we recorded a charge of $365 million related to the consolidation of excess facilities. The facility exit charges include:

•	$282 million of estimated future obligations for non-cancelable lease payments or termination fees generated by exiting excess leased facilities. We estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and then current real estate market conditions. In addition, we intend to sublease certain leased facilities and estimated the sublease income based on then current real estate market conditions or, where applicable, amounts being negotiated;

•	$66 million for the impairment of in-process construction costs related to the termination of certain building construction projects; and

•	$17 million for the impairment of property and equipment (primarily leasehold improvements) that were no longer in use. The property and equipment impairment was determined based on the difference between the assets’ estimated fair value and their carrying value.

We expect to exit the facilities relating to the amounts accrued under the restructuring by no later than December 31, 2002.

During the second half of fiscal 2002, we reduced our estimate of the total cost of $511 million associated with this restructuring activity and recorded an adjustment of $20 million. This adjustment primarily reflects the settlement of certain lease obligations. As of June 30, 2002, the revised total estimated cost for the Fiscal 2002 Restructuring Plan of $491 million was net of approximately $180 million of estimated sublease income.

Fiscal 2001 Facility Exit Plan

In the fourth quarter of fiscal 2001, we elected to exit certain building leases and building projects. We charged approximately $75 million for facility exit costs associated with this decision, of which $46 million was reflected as an accrual as of June 30, 2001. As a result of the continued deterioration of certain commercial real estate markets, we reduced our sublease income assumptions and, accordingly, recorded an additional $26 million charge in fiscal 2002 to reflect this change in estimates. As of June 30, 2002, the revised total estimated facility exit cost of $101 million was net of approximately $27 million in estimated sublease income.

The following table sets forth an analysis of the restructuring accrual activity for the fiscal years ending June 30, 2001 and 2002 (in millions):

	FY’02 Restructuring Plan		FY’01 Facility
			Exit Plan
	Severance and	Facilities-
	Benefits	Related	Facilities-Related	Total

Restructuring provision in fiscal 2001:
Accrued lease costs	$—	$—	$46	$46
Property and equipment impairment		—	29	29

Total restructuring charges in fiscal 2001	—	—	75	75
Non-cash charges	—	—	(29)	(29)

Balance of accrual as of June 30, 2001	—	—	46	46

Restructuring provision in fiscal 2002:
Severance and benefits	146	—	—	146
Accrued lease costs	—	282	—	282
Property and equipment impairment	—	83	—	83
Provision adjustments	—	(20)	26	6

Total restructuring charges in fiscal 2002	146	345	26	517
Cash paid	(127)	(93)	(19)	(239)
Non-cash charges	—	(83)	—	(83)

Balance of accrual as of June 30, 2002	$19	$169	$53	$241

The remaining cash expenditures relating to workforce reductions and the termination of lease agreements are expected to be paid by the second quarter of fiscal 2003. The current estimates accrued for abandoned leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2018. As of June 30, 2002, $90 million of the $241 million accrual was classified as current and the remaining $151 million was classified as non-current.

The above restructuring charges are based on estimates that are subject to change. Changes to the estimates have been reflected as “Provision adjustments” on the above table in the period the changes in estimates were made.

7.     Balance Sheet and Statement of Cash Flow Information

Inventories

At June 30, Inventories consisted of the following (in millions):

	2002	2001

Raw materials	$168	$600
Work in process	125	137
Finished goods	298	312

	$591	$1,049

Inventories are stated at the lower of cost (first in, first out) or market (net realizable value). Inventory in-transit (included in finished goods) consists of products shipped but not recognized as revenue because they did not meet the revenue recognition criteria. As of June 30, 2002, inventory in-transit was $161 million as compared with $154 million at June 30, 2001. We evaluate our ending inventories for estimated excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand within specific time horizons (generally six months or less). Inventories in excess of future demand, as defined, are reserved. In addition, we assess the impact of changing technology on our inventory-on-hand and we write-off inventories that are considered obsolete. At June 30, 2002 and 2001, our inventory balances were net of write-downs of approximately $90 million and $99 million, respectively.

Prepaid Expenses and Other Current Assets

At June 30, Prepaid expenses and other current assets consisted of the following (in millions):

	2002	2001

Refundable income taxes	$412	$260
Other prepaid expenses and other current assets	435	709

	$847	$969

Property, Plant and Equipment, net

At June 30, Property, plant, and equipment, net, consisted of the following (in millions):

	2002	2001

Machinery and equipment	$2,851	$2,726
Land, buildings, and building improvements	1,386	1,313
Leasehold improvements	484	452
Furniture and fixtures	272	270

	4,993	4,761
Less accumulated depreciation and amortization	(2,540)	(2,064)

	$2,453	$2,697

Property, plant and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets. The useful lives for machinery and equipment range from one to five years, buildings and building improvements range from seven to 25 years, leasehold improvement range from the shorter of five years or applicable lease term and furniture and fixtures have a useful life of five years. Land is not depreciated.

Depreciation expense was $790 million, $620 million, and $460 million for fiscal years 2002, 2001 and 2000, respectively.

Other Non-Current Assets, net

At June 30, Other non-current assets, net, consisted of the following (in millions):

	2002	2001

Marketable equity securities and other equity securities	$281	$365
Spares, net	223	200
Long-term deferred tax assets	155	—
Interest-rate swap agreements	152	69
Other	216	293

	$1,027	$927

Spare parts are amortized using the straight-line method over their useful lives of three years. Amortization expense for fiscal 2002, 2001, and 2000 was $128 million, $113 million, and $85 million, respectively. In addition, Other non-current assets also includes certain trading assets we maintain to generate returns that offset changes in certain liabilities related to deferred compensation arrangements. The trading assets consist of marketable equity securities and are stated at fair value. Both realized and unrealized gains and losses, which have not been material, are included in income and expense and generally offset the change in the deferred compensation liability.

For further discussion on interest-rate swaps agreements, see Notes 8 and 9.

Deferred Revenues

At June 30, Deferred revenues consisted of the following (in millions):

	2002	2001

Deferred service revenues	$1,284	$1,223
Other deferred revenues	501	604

	$1,785	$1,827

Deferred service revenues consist primarily of prepayments by our customers related to: (1) maintenance contract revenue, which is recognized ratably over the contractual period; (2) educational services revenue, which is recognized as the services are rendered; (3) time and material professional service contract revenue, which is recognized as the services are rendered; and (4) fixed price service contract revenue, which is recognized using the percentage-of-completion method.

Other deferred revenue primarily comprised revenue deferred in connection with product installations and customer deposits.

Accumulated Other Comprehensive Income (Loss)

At June 30, the components of Accumulated other comprehensive income (loss), reflected in the Consolidated Statements of Stockholders’ Equity, net of related taxes, consisted of the following (in millions):

	2002	2001	2000

Unrealized gain on investments, net	$25	$53	$125
Unrealized gain (loss) on derivative instruments, net	(31)	15	—
Cumulative translation adjustments	(25)	(97)	(50)

	$(31)	$(29)	$75

At June 30, the net change in unrealized gains (losses) on available-for-sale securities, net of related taxes, consisted of the following (in millions):

	2002	2001	2000

Net unrealized gains arising during the period, net of tax expense of $37, $17, and $172 in 2002, 2001, and 2000, respectively	$56	$26	$263
Less net gains included in net income for the period, net of tax expense of $46, $37, and $89 in 2002, 2001, and 2000, respectively	70	56	137
Add adjustment for unrealized loss written off due to impairment, net of tax benefit of $9, $28, and none in 2002, 2001, and 2000, respectively	(14)	(42)	—

Net change in unrealized gains (losses) on available for sale securities	$(28)	$(72)	$126

Statement of Cash Flow Information

At June 30, net sales and maturities of (purchases of) marketable debt securities consisted of the following (in millions):

	2002	2001	2000

Purchases of marketable debt securities	$(14,921)	$(14,068)	$(9,507)
Proceeds from sales and maturities of marketable debt securities	15,754	14,107	6,504

	$833	$39	$(3,003)

At June 30, net purchases of equity investments consisted of the following (in millions):

	2002	2001	2000

Purchases of equity investments	$(41)	$(182)	$(301)
Proceeds from sales of equity investments	7	76	219

	$(34)	$(106)	$(82)

At June 30, in conjunction with our acquisitions, liabilities were assumed as follows (in millions):

	2002	2001	2000

Fair value of assets acquired	$68	$2,535	$139
Cash paid for assets	(52)	(37)	(90)
Stock issued and vested options assumed	(4)	(2,497)	(35)

Liabilities assumed	$12	$1	$14

8.     Fair Value of Financial Instruments

Cash equivalents are carried at cost as this approximates fair value due to the short period of time to maturity. The fair value of long-term debt was estimated based on current interest rates available to Sun for debt instruments with similar terms, degrees of risk, and remaining maturities. The estimated fair value of forward foreign currency exchange contracts is based on the estimated amount at which they could be settled based on market exchange rates. The fair value of foreign currency option contracts and the interest-rate swap agreements is obtained from dealer quotes and represents the estimated amount we would receive or pay to terminate the agreements. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange.

At June 30, the fair values of Sun’s short-term and long-term marketable debt securities were as follows (in millions):

		2001

		Gross	Gross
	Adjusted	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Corporate notes and bonds	$1,663	$22	$(1)	$1,684
Asset and mortgage-based securities	1,493	25	(1)	1,517
U.S. government notes and bonds	1,487	14	(3)	1,498
Money market funds	806	—	—	806

Total marketable securities	$5,449	$61	$(5)	$5,505

Less cash equivalents				(806)

Total marketable debt securities				4,699
Less short-term portion				(387)

Total long-term marketable debt securities				$4,312

		2002

		Gross	Gross
	Adjusted	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Corporate notes and bonds	$975	$8	$—	$983
Asset and mortgage-based securities	1,806	14	(1)	1,819
U.S. government notes and bonds	1,594	9	—	1,603
Money market funds	735	—	—	735

Total marketable securities	$5,110	$31	$(1)	$5,140

Less cash equivalents				(1,300)

Total marketable debt securities				3,840
Less short-term portion				(861)

Total long-term marketable debt securities				$2,979

We only invest in debt securities with a minimum rating of single A or above from a nationally recognized credit rating agency. At June 30, 2002, we had investments in debt instruments of three issuers exceeding 5% of the fair market value of our marketable debt securities of $5,140 million. At June 30, 2002, investment concentration by issuer was as follows (dollars in millions):

Issuer	Fair Value($)	Fair Value(%)

Federal Home Loan Bank	$962	19%
Federal National Mortgage Association	$552	11%
US Treasuries	$359	7%
All others[1]	$3,267	63%

	$5,140	100%

(1)	Investments in all other issuers were, individually, less than $100 million or 2% of the fair market value of our marketable debt securities of $5,140 million.

Realized gains (before taxes) on marketable debt securities totaled $114 million, $58 million and $4 million in fiscal year 2002, 2001 and 2000, respectively. There were no realized losses in fiscal years 2002, 2001 and 2000. The cost of securities sold was determined based on the specific identification method.

At June 30, 2002, the cost and estimated fair values of short-term and long-term marketable debt securities (excluding cash equivalents) by contractual maturity were as follows (in millions):

	Cost	Fair Value

Less than one year	$857	$861
Mature in 1-2 years	938	944
Mature in 2-5 years	1,238	1,251
Mature after 5 years	777	784

Total	$3,810	$3,840

Mortgage-backed assets were allocated based on their contractual maturity.

At June 30, the fair value of Sun’s borrowing arrangements and other financial instruments was as follows (in millions):

	2002		2001
	Asset (Liability)		Asset (Liability)

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Current portion of long-term debt and short-term borrowings	$(205)	$(201)	$(3)	$(3)
7.0-7.65% Senior Debt	(1,449)	(1,339)	(1,565)	(1,526)
Forward foreign exchange contracts	(24)	(24)	(8)	(8)
Foreign currency option contracts	2	2	—	—
Interest-rate swap agreements (non-current portion of $152 million and $69 million in fiscal 2002 and 2001, respectively)	157	157	69	69

9.     Derivative Financial Instruments

On July 1, 2000, we adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivatives and Hedging Activities” and related pronouncements. SFAS 133 established accounting and reporting standards for derivative instruments, and requires that all derivative instruments be recorded on the balance sheet at fair value.

We have interest rate swaps that are designated and qualify as fair value hedges. The gains or losses on the derivative instruments as well as the offsetting gains or losses on the hedged items attributable to the hedged risk are recognized in earnings in the current period.

We enter into foreign exchange forward and option contracts that are designated and qualify as cash flow hedges under SFAS 133. Changes in the fair value of the effective portion of these outstanding forward and option contracts are recognized in Other Comprehensive Income (OCI). These amounts are reclassified from OCI and recognized in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. Gains or losses resulting from changes in forecast probability were not material during fiscal years 2001 and 2002.

Changes in the ineffective portion of a derivative instrument are recognized in earnings (classified in selling, general and administrative expense) in the current period. Effectiveness for forward cash flow hedge contracts is measured by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction.

In November 2001, we began applying SFAS 133 Implementation Issue G20 (Issue G20), “Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge”, which allows an entity to document its assessment of effectiveness on currency option contracts based on total possible changes in cash flows (i.e., entire fair value). Subsequent to this adoption, we have included the volatility of the option in our effectiveness testing. Under Issue G20, the fair market value of the hedged exposure is presumed to be the market value of the hedge instrument when critical terms match.

Prior to the application of Issue G20, effectiveness for option contracts was measured by calculating the change in the intrinsic value of the derivative instrument (i.e., the difference between the option’s exercise price and its current market price), compared with the change in the fair value of the underlying anticipated transaction. All volatility changes were excluded from effectiveness testing and were immediately recognized in earnings. Ineffectiveness in 2001 and 2002 was not significant.

We do not use derivative financial instruments for speculative or trading purposes, nor do we hold or issue leveraged derivative financial instruments.

Foreign Exchange Exposure Management. We have significant international sales and purchase transactions denominated in foreign currencies. As a result, we purchase currency option and forward contracts as cash flow hedges to reduce or eliminate certain foreign currency exposures that can be identified and quantified. These contracts generally expire within 12 months.

Our hedging contracts are primarily intended to protect against changes in the value of the U.S. dollar. Accordingly, for forecasted transactions, U.S. dollar functional subsidiaries hedge foreign currency revenues and non-U.S. dollar functional subsidiaries selling in foreign currencies hedge U.S. dollar inventory purchases. OCI associated with hedges of foreign currency sales is reclassified into revenue upon shipment and OCI related to inventory purchases is reclassified into cost of sales in the period that inventory is sold. All values reported in OCI at June 30, 2002 will be reclassified to earnings within 12 months.

We also enter into foreign currency forward contracts to hedge against changes in the fair value of monetary assets and liabilities denominated in a non-functional currency. These derivative instruments are not designated as hedging instruments; therefore, changes in the fair value of these contracts are recognized immediately in selling, general and administrative expense as an offset to the changes in the fair value of the monetary assets or liabilities being hedged.

Interest Rate Risk Management. We are exposed to interest rate risk from both investments and debt. We have hedged against the risk of changes in fair value associated with our fixed rate Senior Notes (Note 10) by entering into 12 fixed-to-variable interest rate swap agreements, designated as fair value hedges, with a total notional amount of $1.5 billion as of June 30, 2002. We assume no ineffectiveness as each interest rate swap meets the short-cut method requirements under SFAS 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the interest rate swaps are offset by changes in the fair value of the debt, both reported in interest expense, and no net gain or loss is recognized in earnings.

Accumulated Derivative Gains or Losses. The following table summarizes activity in OCI, net of related taxes, related to foreign exchange derivatives held by Sun during the fiscal year ended June 30, 2002 (in millions):

	2002	2001

Unrealized gain, net, on derivative instruments, at beginning of period	$15	$—
Increase (decrease) in fair value of derivatives, net of taxes	(66)	106
(Gains)/ losses reclassified from OCI:
Revenues	23	(63)
Cost of sales	(3)	(28)

Unrealized gain (loss), net, on derivative instruments, at end of period	$(31)	$15

10.     Borrowing Arrangements

In August 1997, we negotiated a $500 million unsecured revolving Credit Agreement with an international group of 20 banks. Any borrowings under this agreement bear interest at a floating rate based on prime, certificate of deposit, or Eurodollar rates, at our option. Under the agreement, we are required to maintain various financial ratios. The agreement expired on August 28, 2002.

At June 30, 2002 and 2001, Sun and its subsidiaries had uncommitted lines of credit aggregating approximately $594 million and $590 million, respectively. No amounts were drawn from these lines of credit as of June 30, 2002 and 2001. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

In August 1999, we issued $1.5 billion of unsecured senior debt securities in four tranches (the “Senior Notes”). The Senior Notes consist of the following notes: $200 million (due and paid by August 15, 2002 and bearing interest at 7%), $250 million (due on August 15, 2004 and bearing interest at 7.35%), $500 million (due on August 15, 2006 and bearing interest at 7.5%), and $550 million (due on August 15, 2009 and bearing interest at 7.65%). Interest on the Senior Notes is payable semi-annually. We may redeem all or any part of any tranche of the Senior Notes at any time at a price equal to 100% of the principal plus accrued and unpaid interest in addition to an amount determined by a quotation agent, representing the present value of the remaining scheduled payments. As discussed in Note 9, we also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest associated with the Senior Notes effectively becomes variable. In addition, we currently have effective shelf registration statements on file with the Securities and Exchange Commission that permit us to offer an additional $2.5 billion of debt securities and common and preferred stock in one or more separate series, in amounts, at prices, and on terms to be set forth in the prospectus contained in these registration statements and in one or more supplements to the prospectus. However, there is no guarantee that we will be able to raise money under these shelf registration statements.

Interest expense on Sun’s borrowings was $58 million in fiscal 2002, $100 million in fiscal 2001, and $84 million in fiscal 2000.

11.     Income taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are determined based on the difference between the US GAAP financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

In the years ended June 30, income (loss) before income taxes and the provision (benefit) for income taxes consisted of the following (in millions):

	2002	2001	2000

Income (loss) before income taxes:
United States	$(1,078)	$388	$1,647
Foreign	30	1,196	1,124

Total income (loss) before income taxes	$(1,048)	$1,584	$2,771

Provision (benefit) for income taxes:
Current
United States federal	$81	$438	$684
State	5	56	85
Foreign	126	295	234

Total current income taxes	212	789	1,003

Deferred:
United States federal	(529)	(204)	(20)
State	(137)	7	12
Foreign	(7)	11	(78)

Total deferred income taxes	(673)	(186)	(86)

Provision (benefit) for income taxes	$(461)	$603	$917

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

Significant components of our deferred tax liabilities and assets, at June 30, were as follows (in millions):

	2002	2001

Deferred tax assets:
Inventory valuation	$133	$91
Reserves and other accrued expenses	364	328
Compensation not currently deductible	82	78
State net operating loss carryforwards	51	—
Deferred revenue	5	35
Tax credits carryforward	462	230
Investment impairments	77	43
Restructuring reserves	141	—
Other	249	129

Gross deferred tax assets	1,564	934

Deferred tax liabilities:
Net undistributed profits of subsidiaries	(129)	(130)
Unrealized gain on investments	(6)	(22)
Acquisition-related intangibles	(72)	(99)
Other	(38)	(30)

Gross deferred tax liabilities	(245)	(281)

Net deferred tax assets	$1,319	$653

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the difference, for fiscal years ended June 30, were as follows (in millions):

	2002	2001	2000

Expected tax rate at 35%	$(366)	$554	$970
State income taxes, net of federal tax benefit	(87)	41	63
Foreign earnings permanently reinvested in foreign operations	39	(80)	(118)
Goodwill amortization	—	96	26
Acquired in-process research and development	—	27	3
R&D credit	(53)	(42)	(23)
Other	6	7	(4)

Provision for income taxes	$(461)	$603	$917

As of June 30, 2002, Sun had unrecognized deferred tax liabilities of approximately $451 million related to approximately $1,463 million of cumulative net undistributed earnings of foreign subsidiaries. These earnings are considered to be permanently invested in operations outside the United States.

As of June 30, 2002, Sun had aggregate state net operating loss carryforwards of $1,458 million. If not utilized, these carryforwards will expire in fiscal years 2006 through 2021.

As of June 30, 2002, Sun had aggregate foreign net operating loss carryforwards of $93 million. If not utilized, these carryforwards will expire in fiscal years 2005 through 2012.

As of June 30, 2002, Sun had federal and state tax credit carryforwards for income tax purposes of $324 million and $213 million, respectively. If not utilized, the federal credits will expire in fiscal years 2006 through 2022. State tax credit carryforwards of $46 million, if unused, will expire in fiscal years 2009 and 2010. The remaining state tax credit carryforwards of $167 million have an indefinite life.

We believe it is more likely than not that all deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryfowards, and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

The federal and state provisions do not reflect the tax savings resulting from deductions associated with our various stock option plans. These savings were $98 million, $816 million, and $708 million in fiscal 2002, 2001, and 2000, respectively.

The Internal Revenue Service completed its examination of fiscal years ended June 30, 1995 and 1996 in fiscal 2002. The results of the examination are included in fiscal 2002 financial statements and did not have a material impact upon them.

Our United States income tax returns for fiscal years ended June 30, 1997 through June 30, 2000 are currently under examination and the Internal Revenue Service has proposed certain adjustments. We believe that adequate amounts have been provided for any adjustments that may ultimately result from these examinations.

12.     Commitments and Contingencies

We lease certain facilities and equipment under noncancelable operating leases. During fiscal 2002 and 2001, we elected to exit certain building leases and building projects, but still have obligations on these particular facilities. See Note 6 for further discussion.

At June 30, 2002, the future minimum annual lease payments were approximately:

Total Noncancelable
Operating Leases

Fiscal 2003	$282
Fiscal 2004	249
Fiscal 2005	203
Fiscal 2006	170
Fiscal 2007	141
Thereafter	505

$1,550

Rent expense under the noncancelable operating leases was $269 million in 2002, $261 million in 2001, and $187 million in 2000.

On February 11, 2002, Eastman Kodak Company (Kodak) filed a civil lawsuit against us, Eastman Kodak Company v. Sun Microsystems, Inc., Civil Action No. 02-CV-6074, in the US District Court for the Western District of New York. Kodak filed a First Amended Complaint on March 22, 2002. In the First Amended Complaint Kodak asserts that our products, including those relating to Java technology, infringe one or more claims of U.S. Patent No. 5,206,951, U.S. Patent No. 5,421,012, and U.S. Patent No. 5,226,161 (collectively, “the Kodak Patents”) and seeks injunctive relief against future infringement, unspecified damages for past infringement, as well as costs and attorney’s fees. On May 24, 2002, we filed an Answer to First Amended Complaint and Counterclaims, denying infringement of any valid and enforceable claim of any of the Kodak Patents. In the Answer and Counterclaims, we are also seeking declaratory judgment of noninfringement, invalidity and/or unenforceability of the Kodak Patents, we further allege that Kodak’s claims are barred in whole or in part by the doctrines of estoppel, laches and patent exhaustion, and that we have license and/or sublicense rights to the Kodak Patents. We also sought declaratory judgment of noninfringement, invalidity and/or unenforceability of four other patents that Kodak cited in letters to us but which were not included in Kodak’s First Amended Complaint (the “Additional Kodak Patents”). On August 23, 2002, the Court dismissed our counterclaims regarding the Additional Kodak Patents on the grounds that we had no reasonable apprehension that we would be sued for infringement of those patents, and that accordingly, the Court lacked jurisdiction to hear counterclaims with respect to those patents. Based on discussions over many months with Kodak, we believe that this suit is without merit, and, accordingly, we will defend ourselves and pursue our counterclaims vigorously. We cannot forecast at this time with reasonable certainty the potential costs associated with an adverse outcome of this matter.

On March 8, 2002, we filed suit against Microsoft Corporation (Microsoft) in the United States District Court for the Northern District of California pursuant to United States and State of California antitrust laws alleging illegal efforts to acquire, maintain and expand a number of monopolies; illegal tying arrangements; exclusive dealings; copyright infringement; unreasonable restraint of trade; and unfair competition. Sun is seeking remedies that include: (1) preliminary injunctions that require Microsoft to distribute our binary implementation of the Java Run-time Environment as part of Windows XP and Internet Explorer and to stop the unlicensed distribution of Microsoft’s Virtual Machine for Java in violation of the January 23, 2001 settlement agreement; (2) a permanent injunction to restore competition to the markets in which Microsoft is unlawfully attempting to acquire, maintain and expand a number of monopolies; and (3) compensation for losses we suffered as a result of Microsoft’s unlawful actions. We filed an amended complaint on August 26, 2002, alleging additional illegal tying arrangements and acts of illegal monopoly maintenance. On August 9, 2002, the Judicial Panel on Multidistrict Litigation issued an order transferring Sun’s lawsuit to the District of Maryland for inclusion in the central pretrial proceedings in the Microsoft Corp. Windows Operating System Antitrust Litigation, MDL-1332. An evidentiary hearing on our pending motion for preliminary injunctions will be conducted by the District of Maryland beginning December 3, 2002. At the conclusion of the pretrial proceedings in MDL-1332, the lawsuit will return for trial to the Northern District of California.

In early February 2002, Sun and two of its subsidiaries received several charging letters from the United States Department of Commerce, Bureau of Industry and Security, Office of Export Enforcement (BIS) claiming that we had violated export control regulations. The letters relate to sales in 1998 in Egypt and in 1997 to a reseller in Hong Kong for subsequent resale in the People’s Republic of China. The letters specify, and the export statute authorizes the imposition of monetary penalties, denial of export privileges and exclusion from practice before the BIS if a violation is found. Sun representatives and outside counsel have been in settlement discussions with authorities at the BIS regarding penalties and remedies. In order to facilitate these discussions, the BIS granted us an extension until November 1, 2002 to respond to the charging letters. In addition, the BIS informed us verbally that additional charges would be added to the current claims against us. Based on settlement discussions with the BIS, we believe that it is reasonably likely that we will reach a negotiated resolution of these charging letters that will not have a material adverse effect on our operations. However, absent a negotiated resolution, an administrative hearing would be set at some date after November 1, 2002. In such case, we would assert a vigorous defense. We believe that any monetary penalties imposed would not have a material adverse effect on our financial condition. In addition, while we do not believe the evidence would support the extreme sanction of a denial of export privileges or exclusion from practice before the BIS, any such penalties would have a material adverse effect on our business.

13.     Stockholders’ Equity

Stockholders’ Rights Plan

We have adopted a share purchase rights plan to protect stockholders’ rights in the event of a proposed takeover not approved by our Board of Directors. Under the plan, a preferred share purchase right (a “Right”) is associated with each share of our common stock (a “Common Share”). Upon becoming exercisable, each Right will entitle its holder to purchase 1/10,000th of a share of Series A participating preferred stock of Sun, a designated series of preferred stock for which each 1/10,000th of a share has economic attributes and voting rights equivalent to one Common Share at an exercise price of $250, subject to adjustment. The Rights are not exercisable or transferable apart from the Common Shares until the earlier of (1) the tenth day or a later date as determined by the Board after a public announcement that a person or group (an “Acquiring Person”) has acquired or obtained the right to acquire 10% or more (20% or more for an Acquiring Person who has filed a Schedule 13G in accordance with the Securities Act of 1934 a “13G Filer”) of our outstanding Common Shares or (2) the tenth business day (or a later date as determined by the Board) after a person or group publicly announces a tender or exchange offer for 10% or more of the outstanding Common Shares. Unless the Rights are redeemed, for example, in the event that an Acquiring Person acquires 10% or more (20% or more if the Acquiring Person is a 13G Filer) of our outstanding Common Shares, each Right not held by the Acquiring Person will entitle the holder to purchase for the exercise price that number of our Common Shares having market value equal to two times the exercise price. In the event that; (1) Sun is acquired in a merger or business combination in which we are not the surviving corporation or in which the Common Shares are exchanged for stock or assets of another entity; or (2) 50% or more of our consolidated assets or earning power is sold, each Right not held by an Acquiring Person will entitle the holder to purchase for the exercise price that number of shares of common stock of the acquiring company having a market value equal to two times the exercise price. The Rights are redeemable, in whole but not in part, at Sun’s option, at $0.00125 per Right at any time on or before the fifth day (or such later day as determined by the Board) after an acquiring person has acquired or obtained the right to acquire 10% or more (20% or more if the Acquiring Person is a 13G Filer of our outstanding Common Shares. Sun may, as its option, at any time after an Acquiring Person has acquired or obtained the right to acquire 10% or more (20% or more if the Acquiring Person is a 13G Filer) of our Common Shares but before such Acquiring Person acquires or obtains the right to acquire 50% or more of our Common Shares, exchange each Right (other than Rights held by an Acquiring Person) for one Common Share. The Rights expire on July 25, 2012.

Common stock repurchase programs

In December 1990, the Board of Directors approved a systematic common stock repurchase program related to the 1990 Employee Stock Purchase Plan. In fiscal 2002, Sun repurchased 2 million shares at a cost of approximately $37 million under this program, as compared with 7 million shares at a cost of approximately $198 million in 2001 and 5 million shares at a cost of approximately $126 million in 2000.

In August 1996, the Board of Directors approved a systematic common stock repurchase program related to the 1990 Long-Term Equity Incentive Plan. In June 1999, the Board renewed this repurchase plan for an additional three years. In fiscal 2002, we repurchased 50 million shares at a cost of approximately $407 million under this program, as compared with 18 million shares at a cost of approximately $501 million in 2001 and 18 million shares at a cost of approximately $505 million in 2000. This Plan expired in June 2002.

In February 2001, the Board of Directors authorized a new opportunistic stock repurchase program to acquire shares in the open market at any time. In fiscal 2002, we repurchased 12 million shares at a cost of approximately $148 million under this program, as compared with 34 million shares at a cost of approximately $622 million in 2001.

When treasury shares are reissued, any excess proceeds over the average acquisition cost of the shares are recorded as additional paid-in-capital. Any excess of the average acquisition cost of the shares over the proceeds from reissuance is charged to additional paid-in-capital to the extent of previous credits on similar transactions, with any remaining amounts charged to retained earnings.

14.     Employee Benefit Plans

Stock option and incentive plans

Sun’s 1990 Long-Term Equity Incentive Plan and 1986 Equity Compensation Acquisition Plan provide the Board of Directors broad discretion in creating employee equity incentives. These plans authorize the grant of incentive stock options, in the case of the 1990 Incentive Plan, and non-statutory stock options, in the case of both plans, as well as certain other awards. In addition, these plans provide for issuance of non-statutory stock options to eligible employees to purchase common stock, at or below fair market value, at the date of grant, subject to certain limitations set forth in the plans. Options expire up to ten years from the date of grant or up to three months following termination of employment, whichever occurs earlier, and are exercisable at specified times prior to such expiration. Under the plans, common stock may also be issued pursuant to stock purchase agreements that grant Sun certain rights to repurchase the shares at their original issue price in the event that the employment of the employee is terminated prior to certain pre-determined vesting dates. In addition, shares of common stock may be sold at less than fair market value, which results in compensation expense equal to the difference between the market value on the date of grant and the purchase price. This expense is recognized over the vesting period of the shares. Sun’s 1988 Directors’ Stock Option Plan provides for the automatic grant of stock options to non-employee directors on the date such person initially becomes a director, and on the date of each annual meeting of stockholders to directors who are elected and who have served as a member of our board of directors for at least six months. These options are granted at fair market value on the date of grant, expire five years from the date of grant or three months following termination of service on the Board, whichever occurs earlier, and are exercisable at specified times prior to such expiration.

Information with respect to stock option and stock purchase rights activity is as follows (in millions, except per share amounts):

		Outstanding Options
	Shares
	Available		Weighted
	for	Number of	Average
	Grant	Shares	Exercise Price

Balance at June 30, 1999	293	417	$4.49
Additional shares reserved	167	—	—
Grants and assumptions	(132)	132	32.82
Exercises	—	(70)	2.48
Cancellations	22	(22)	8.94

Balance at June 30, 2000	350	457	12.79
Additional shares reserved	34	—	—
Grants and assumptions	(124)	124	27.03
Exercises	—	(63)	3.20
Cancellations	18	(18)	18.91

Balance at June 30, 2001	278	500	17.31
Additional shares reserved	50	—	—
Grants and assumptions	(119)	119	9.18
Exercises	—	(28)	2.80
Cancellations	35	(35)	23.93

Balance at June 30, 2002	244	556	$15.86

The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2002 (shares and aggregate intrinsic value in millions):

	Outstanding Options					Options Exercisable

		Weighted
		Average	Weighted				Weighted
		Remaining	Average	Aggregate			Average	Aggregate
		Life	Exercise	Intrinsic	Potential		Exercise	Intrinsic	Potential
Range of Exercise Prices	Shares	in Years	Price	Value	Dilution	Shares	Price	Value	Dilution

$0.01 - $3.50	91	2.3	$2.34	$243	2.8%	90	$2.33	$240	2.8%
$3.51 - $5.01	27	3.5	4.06	26	0.8%	24	4.03	23	0.7%
$5.02 - $10.00	175	6.1	7.32	—	5.4%	54	5.70	—	1.7%
$10.01 - $15.00	56	6.0	12.63	—	1.7%	21	12.71	—	0.7%
$15.01 - $20.00	96	6.5	17.96	—	3.0%	24	17.75	—	0.7%
$20.01 - $40.00	59	6.0	37.37	—	1.8%	23	37.55	—	0.7%
$40.00 - $108.30	52	6.1	49.90	—	1.6%	15	48.61	—	0.5%

	556	5.4	$15.86	$269	17.1%	251	$11.61	$263	7.8%

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Sun’s closing stock price of $5.01 at June 30, 2002, and the exercise price, times the number of shares) that would have been received by the option holder had all option holders exercised their options on June 30, 2002. This amount changes based on the fair market value of Sun’s stock.

At June 30, 2001, options to purchase 195 million shares were exercisable at a weighted average exercise price of $7.62 (at June 30, 2000, options to purchase 159 million shares were exercisable at a weighted average exercise price of $3.21). At June 30, 2002, Sun retained repurchase rights to 1.4 million shares issued pursuant to stock purchase agreements and other stock plans at a weighted average price of approximately $0.01.

Potential dilution is computed by dividing the options in the related range of exercise prices by the shares of common stock issued, adjusted by treasury stock, as of June 30, 2002 (3,234 million shares).

The 556 million options outstanding will vest as follows (in millions):

	2002 and prior	2003	2004	2005	2006	2007	Total

Number of Options	251	97	79	65	42	22	556

As of June 30, 2002, Sun had approximately 800 million shares of common stock reserved for future issuance under its stock plans.

Employee stock purchase plan

To provide employees with an opportunity to purchase Sun common stock through payroll deductions, Sun established the 1990 Employee Stock Purchase Plan (ESPP). Under the ESPP, Sun employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is less. Sun issued approximately 20.7 million, 10.2 million, and 10.1 million shares of common stock in fiscal 2002, 2001, and 2000, respectively, under the ESPP. At June 30, 2002, approximately 94.8 million shares remained available for future issuance.

Employee 401(k) plan

Sun has a 401(k) plan known as the Sun Microsystems, Inc. Tax Deferred Retirement Savings Plan (Plan). The Plan is available to all regular employees on Sun’s U.S. Payroll and provides employees with tax deferred salary deductions and alternative investment options. The Plan does not provide employees with the option to invest in Sun’s common stock. Employees may contribute up to 16% of their salary, subject to certain limitations. Sun matches employees’ contributions to the Plan at a maximum of 4% of eligible compensation up to the annual maximum of $6,800. We expensed $83 million, $93 million, and $71 million in the fiscal years ended June 30, 2002, 2001, and 2000, respectively, for our contributions to the Plan. Sun’s contributions to the Plan vest 100% upon contribution.

Stock-based compensation

SFAS No. 123, “Accounting for Stock-Based Compensation”, permits companies to measure compensation cost of stock-based awards based on their estimated fair value at the date of grant and recognize that amount over the related service period. We believe the existing stock option valuation models do not necessarily provide a reliable transparent measure of the fair value of stock-based awards. Therefore, as permitted, we apply the existing accounting rules under APB 25 and provide pro forma net income and pro forma net income per common share disclosures for stock-based awards made during the year as if the fair-value-based method defined in SFAS 123 had been applied.

The fair value of the following stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for fiscal years ended June 30:

	Options			Employee Stock Purchase Plan

	2002	2001	2000	2002	2001	2000

Expected life (in years)	6.8	5.8	5.8	0.5	0.5	0.5
Interest rate	4.53%	5.16%	5.96%	2.66%	6.31%	4.75%
Volatility	63.08%	61.41%	52.05%	66.87%	93.82%	53.03%
Dividend yield	—	—	—	—	—	—

The estimated weighted-average fair value at the grant date for options granted under Sun’s various stock option plans during fiscal years 2002, 2001, and 2000 was $5.92, $18.27, and $19.55 per option, respectively. The estimated weighted-average fair value at the date of grant for options granted under the Employee Stock Purchase Plan during fiscal years 2002, 2001 and 2000 was $4.37, $2.73, and $6.37 per option, respectively.

If the fair values of the options granted during a fiscal year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant, stock-based compensation costs would have impacted our pretax income (loss), after tax income (loss) and earnings per common share for the fiscal years ended at June 30, as follows (in millions, except per share amounts):

	2002	2001	2000

Pro forma net income (loss):
Net income (loss) after tax	(587)	927	1,854
Stock-based compensation costs (net of tax expense of $423, $263 and $156, respectively) under SFAS 123.	(647)	(533)	(317)

Pro forma net income (loss) after tax	$(1,234)	$394	$1,537

Pro forma basic net income (loss) per common share:
Pro forma shares used in the calculation of pro forma net income (loss) per common share-basic	3,242	3,234	3,151
Pro forma net income (loss) per common share-basic	$(0.38)	$0.12	$0.49
Reported net income (loss) per common share-basic	$(0.18)	$0.28	$0.59
Pro forma diluted net income (loss) per common share:
Pro forma shares used in the calculation of pro forma net income (loss) per common share-diluted	3,242	3,327	3,332
Pro forma net income (loss) per common share-diluted	$(0.38)	$0.12	$0.46
Reported net income (loss) per common share-diluted	$(0.18)	$0.27	$0.55

15.     Industry Segment, Geographic, and Customer Information

Sun designs, manufactures, markets, and services network computing systems and software solutions that feature networked desktops and servers. We are organized by various product groups. Each product group has an executive vice president who reports to the President of Sun. The President of Sun has been identified as the Chief Operating Decision Maker (CODM) as defined by SFAS 131, “Disclosures About Segments of an Enterprise and Related Information”. The CODM allocates resources to each of the product groups using information regarding their respective revenues and operating income.

The following product groups are the only reportable segments under the criteria of SFAS 131: (1) Computer Systems and Network Storage, (2) Enterprise Services and (3) iPlanet. Products in the Computer Systems and Network Storage segment include a broad range of desktop systems, servers, storage, and network switches, incorporating the UltraSPARC processors and Solaris Operating Environment. The iPlanet segment includes products that enable enterprises to leverage their information and applications into services offered on intranets and on the Internet. In the Enterprise Services segment, we provide a full range of services and support to existing and new customers, including professional services, systems integration, and education. “Total assets” of these three reportable segments are primarily comprised of property, plant and equipment, other current assets (such as prepaid expenses) and intangible assets related to the acquisition of companies that were incorporated into their groups. Whenever a reorganization occurred, historical balance sheet amounts were reclassified to conform with current balance sheet classifications wherever practical.

Effective July 1, 2000, Sun consolidated its sales and manufacturing functions into organizations known as Global Sales Operations (GSO) and Worldwide Operations (WWOPS). GSO manages most of Sun’s field sales organizations and all field marketing organizations. Sales generated through the sales and marketing efforts of GSO are recorded as revenues by the various product groups. Operating expenses (primarily sales and marketing) related to the GSO are not allocated to the product groups and, accordingly, are included under the Other segment. WWOPS manages all operations, supply chain and purchasing functions. WWOPS manufacturing costs are allocated as cost of sales to the various product groups. GSO and WWOPS manage the majority of Sun’s accounts receivable and inventory, respectively, and as such these amounts are reflected under the Other segment reported below.

The following table presents revenues, interdivision revenues, operating income (loss) and total assets for our segments for the three years ended June 30, 2002. The Other segment consists of certain operating product groups that did not meet the requirements for a reportable segment as defined by SFAS 131, such as Software Systems Group, and other miscellaneous functions, such as Corporate and GSO (in millions):

	Computer Systems
	and Network	Enterprise
	Storage	Services	iPlanet		Other	Total

2002
Revenues	$8,574	$3,403	$254		$265	$12,496
Interdivision revenues	—	481	24		(505)	—
Operating income (loss)	1,230	896	(314	) [1]	(3,060)	(1,248)
Total assets	2,372	402	174		13,574	16,522
2001
Revenues	14,196	3,235	406		413	18,250
Interdivision revenues	2	472	23		(497)	—
Operating income (loss)	4,289	711	(409	) [1]	(3,280)	1,311
Total assets	2,452	369	320		15,040	18,181
2000
Revenues	12,841	2,300	289		291	15,721
Interdivision revenues	2	368	22		(392)	—
Operating income (loss)	4,951	472	(335	) [1]	(2,695)	2,393
Total assets	1,067	340	408		12,337	14,152

(1)	For fiscal 2002, 2001 and 2000, the iPlanet segment operating losses included $221 million, $356 million and $247 million, respectively, in costs charged to earnings, as a result of the Strategic Alliance with AOL, which expired in March 2002. Each of these amounts included approximately $56 million in amortization costs for the technology license acquired from AOL for approximately $278 million. See Note 5.

Effective July 1, 2002, we reorganized the Company. The effects of the changes to our business organization will be included in our operating segments disclosure in the first quarter of fiscal 2003.

Sales to General Electric Company (GE) and its subsidiaries in the aggregate accounted for approximately 12%, 13% and 19% of our fiscal 2002, 2001 and 2000 net revenues, respectively. Our Chairman of the Board of Directors, President and Chief Executive Officer, Scott McNealy, is a member of GE’s Board of Directors. More than 90% of the revenue attributed to GE was generated through GE subsidiaries acting as either a reseller or financier of our products. Sales through MRA Systems, Inc., a master reseller and a GE subsidiary, consisted of 8%, 10% and 16% of net revenues in 2002, 2001 and 2000, respectively, and sales to GE Capital, a finance/leasing company and a GE subsidiary, consisted of 2%, 2%, and 3% of net revenues in fiscal 2002, 2001 and 2000, respectively. As a master reseller, MRA Systems, Inc. acts as a distributor of our products to resellers who in turn sell those products to end-users. Revenue is generated from GE Capital whenever our customers elect to lease equipment through GE Capital; in such cases, we sell the equipment to GE Capital, which in turn, leases that equipment to customers. No other customer accounted for more than 10% of revenues. The revenues from GE are primarily generated in the Computer Systems and Network Storage and Enterprise Services segments.

Sun’s significant operations outside the United States include manufacturing facilities, design centers, and sales offices in Europe, Middle East, and Africa (EMEA), as well as the Asia Pacific (APAC) and Americas-Other (Canada and Latin America) regions. Intercompany transfers between operating segments and geographic areas are primarily accounted for at prices that approximate arm’s length transactions. In fiscal years 2002, 2001, and 2000, sales between segments are recorded at standard cost. Information regarding geographic areas at June 30, and for each of the years then ended, was as follows (in millions):

	United	Americas —	Americas —
	States	Other	Total	EMEA	APAC	Total

2002
Sales to unaffiliated customers	$5,812	$663	$6,475	$3,844	$2,177	$12,496
Long-lived assets (excluding investments and deferred tax assets)	4,638	34	4,672	533	125	5,330
Net assets	3,315	57	3,372	5,464	965	9,801

2001
Sales to unaffiliated customers	8,647	955	9,602	5,515	3,133	18,250
Long-lived assets (excluding investments and deferred tax assets)	4,890	36	4,926	512	132	5,570
Net assets	3,446	76	3,522	6,053	1,011	10,586

2000
Sales to unaffiliated customers	8,134	688	8,822	4,498	2,401	15,721
Long-lived assets (excluding investments and deferred tax assets)	2,251	39	2,290	384	105	2,779
Net assets	$514	$57	$571	$5,754	$984	$7,309

16.     Quarterly Financial Data (unaudited)

Sun’s first three quarters in fiscal 2002 ended on September 30, December 30 and March 31 (in fiscal 2001, the quarters ended on October 1, December 31 and April 1). The fourth quarter ends on June 30.

The following tables contain selected unaudited Consolidated Statement of Operations data for each quarter of fiscal years 2002 and 2001 (in millions, except per share amounts).

	Fiscal 2002 Quarter Ended

	June 30	March 31	December 30	September 30

Net revenues	$3,420	$3,107	$3,108	$2,861
Gross margin	1,414	1,307	1,139	1,056
Operating income (loss)	61	(148)	(766)	(395)
Net income (loss)	61	(37)	(431)	(180)
Earnings (loss) per common share(1):
Basic	$0.02	$(0.01)	$(0.13)	$(0.06)
Diluted	$0.02	$(0.01)	$(0.13)	$(0.06)
Weighted average shares outstanding:
Basic	3,245	3,245	3,239	3,240
Diluted	3,309	3,245	3,239	3,240

	Fiscal 2001 Quarter Ended(2)

	June 30	April 1	December 31	October 1

Net revenues	$3,995	$4,095	$5,115	$5,045
Gross margin	1,643	1,692	2,444	2,430
Operating income (loss)	(179)	152	640	698
Net income (loss) before cumulative effect of change in accounting principle	(88)	136	423	510
Net income (loss)	(88)	136	423	456
Earnings (loss) per common share(1):
Before cumulative effect of change in accounting principle:
Basic	$(0.03)	$0.04	$0.13	$0.16
Diluted	$(0.03)	$0.04	$0.12	$0.15
After cumulative effect of change in accounting principle:
Basic	$(0.03)	$0.04	$0.13	$0.14
Diluted	$(0.03)	$0.04	$0.12	$0.13
Weighted average shares outstanding:
Basic	3,248	3,256	3,229	3,204
Diluted	3,248	3,417	3,430	3,436

(1)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.

(2)	Reflects the adoption of SAB 101 as discussed in Note 2. The cumulative effect of this change was $54 million, net of taxes. Other than the cumulative effect, this accounting change had no material effect on Sun’s previously reported revenue or quarterly earnings during fiscal 2001.

17.     Subsequent Events

Acquisition of Afara Websystems, Inc.

On July 22, 2002, Sun acquired Afara Websystems, Inc. (Afara), a corporation located in San Jose, California, by means of a merger pursuant to which all of the outstanding shares of capital stock of Afara were exchanged for the right to receive shares of Sun’s common stock. In addition, all outstanding options and warrants to purchase Afara capital stock were exchanged and converted into options to purchase shares of Sun’s common stock. Afara develops processor technology. The total consideration of approximately $28 million was comprised of approximately $27 million in stock and assumed options and $1 million in transaction costs. This transaction will be accounted for as a purchase of net assets, not as a business combination under SFAS 141, and the purchase price will be allocated to acquired assets and liabilities, including assembled workforce. The amount of purchase price in excess of the fair values of the acquired assets and liabilities will be allocated to non-monetary, non-current assets including the acquired workforce.

Acquisition of Pirus Networks, Inc. (unaudited)

On September 17, 2002, we entered into an agreement to acquire Pirus Networks, Inc. (Pirus), a corporation based in Acton, Massachusetts, in a stock-for-stock merger at a purchase price of approximately $160 million. Pirus develops intelligent storage networking systems that enable the delivery of advanced storage services within multi-protocol environments from a single, centrally managed platform. This acquisition will be accounted for as a purchase and is expected to be completed during our second quarter of fiscal 2003, which ends December 29, 2002. The closing of the acquisition is subject to customary closing conditions including Pirus shareholders’ approval.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders, Sun Microsystems, Inc.

We have audited the accompanying consolidated balance sheets of Sun Microsystems, Inc. as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sun Microsystems, Inc. at June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective July 1, 2000, the Company changed their method of accounting for revenue recognition in accordance with guidance provided in SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Also, as discussed in Note 4 to the consolidated financial statements, effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ Ernst & Young LLP

San Jose, California

September 16, 2002

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors is incorporated by reference from the information contained under the caption “Proposal — Election of Directors” in our 2002 Proxy Statement for the 2002 Annual Meeting of Stockholders. Information regarding current executive officers found under the caption “Executive Officers of the Registrant” in Part I hereof is also incorporated by reference into this Item 10. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption “Executive Compensation-Section 16(a) beneficial ownership reporting compliance” in our 2002 Proxy Statement.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained under the captions “Proposal 1 — Election of Directors — Director compensation”, “Proposal 1 — Election of Directors — Stock option plan for non-employee directors” and “Executive Compensation” in our 2002 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the information contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Proposal 2 — Amendment to 1990 Long-Term Equity Incentive Plan — Securities authorized for issuance under equity compensation plans” in our 2002 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained under the captions “Proposal 1 — Election of Directors — Compensation committee interlocks any insider participation”, “Executive Compensation — Summary Compensation Table”, “— Executive Officer employment contracts”, “— Executive Officer change-in-control arrangements”, “— Deferred compensation arrangements” and “— Certain transactions with officers and members of the Board”, in our 2002 Proxy Statement.

ITEM 14.	CONTROLS AND PROCEDURES

Not applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this report:

1.	Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 50 of this report.

2.	Financial Statement schedule: See Schedule II on Page 93 of this report.

3.	Exhibits: See Index to Exhibits on Pages 94 to 95 hereof.

      (b) Reports on Forms 8-K

(1)	We filed a report on Form 8-K with the Securities and Exchange Commission on May 3, 2002, announcing: (1) on April 25, 2002, the resignation of Michael E. Lehman, Executive Vice President, Corporate Resources and Chief Financial Officer and the appointment of Stephen T. McGowan as Executive Vice President, Corporate Resources and Chief Financial Officer effective as of July 1, 2002; and (2) on May 1, 2002, the resignation of Edward J. Zander, President and Chief Operating Officer, and the appointment of Scott G. McNealy, Chairman of the Board and Chief Executive Officer, as Chairman of the Board, Chief Executive Officer and President, effective July 1, 2002.

(2)	We filed a report on Form 8-K with the SEC on August 9, 2002, disclosing loans made and/or outstanding during fiscal year 2002 and fiscal year 2003 to the following members of the Board of Directors and Executive Officers, including former Executive Officers, of the Company: Mark A. Canepa; Eva Sage-Gavin; Masood A. Jabbar; Robert L. Long; Jonathan I. Schwartz; and Patricia C. Sueltz.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 30, 2002	SUN MICROSYSTEMS, INC. Registrant
	By:	/s/ STEPHEN T. MCGOWAN ------------------------------------------------ (Stephen T. McGowan) Chief Financial Officer and Executive Vice President, Corporate Resources

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT G. MCNEALY (Scott G. McNealy)	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	September 30, 2002

/s/ STEPHEN T. MCGOWAN (Stephen T. McGowan)	Chief Financial Officer and Executive Vice President, Corporate Resources (Principal Financial Officer)	September 30, 2002

/s/ MICHAEL L. POPOV (Michael L. Popov)	Vice President and Corporate Controller (Principal Accounting Officer)	September 30, 2002

/s/ JAMES L. BARKSDALE (James L. Barksdale)	Director	September 30, 2002

/s/ L. JOHN DOERR (L. John Doerr)	Director	September 30, 2002

/s/ JUDITH L. ESTRIN (Judith L. Estrin)	Director	September 30, 2002

/s/ ROBERT J. FISHER (Robert J. Fisher)	Director	September 30, 2002

/s/ ROBERT L. LONG (Robert L. Long)	Director	September 30, 2002

/s/ M. KENNETH OSHMAN (M. Kenneth Oshman)	Director	September 30, 2002

/s/ NAOMI O. SELIGMAN (Naomi O. Seligman)	Director	September 30, 2002

I, Scott G. McNealy, certify that:

1.     I have reviewed this annual report on Form 10-K of Sun Microsystems, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002

/s/ SCOTT G. MCNEALY

Scott G. McNealy
Chief Executive Officer

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

I, Stephen T. McGowan, certify that:

1.     I have reviewed this annual report on Form 10-K of Sun Microsystems, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002

/s/ STEPHEN T. MCGOWAN

Stephen T. McGowan
Chief Financial Officer

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

SCHEDULE II

SUN MICROSYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	Beginning of	Costs and		Balance at End
Description	Year	Expenses	Write-off	of Year

	(In millions)
Fiscal year ended June 30, 2000:
Bad debt reserves	$158	$55	$83	$130

Fiscal year ended June 30, 2001:
Bad debt reserves	$130	$25	$44	$111

Fiscal year ended June 30, 2002:
Bad debt reserves	$111	$46	$43	$114

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1(1)	Registrant’s Restated Certificate of Incorporation.
3.2(2)	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant dated November 8, 2000.
3.3(3)	Amended and Restated Certificate of Designations dated December 13, 2000.
3.4	Bylaws of the Registrant, as amended September 17, 2002.
4.8(4)	Third Amended and Restated Shares Rights Agreement dated July 25, 2002.
4.10(5)	Indenture, dated August 1, 1999 (the “Indenture”) between Registrant and The Bank of New York, as Trustee.
4.11(5)	Form of Subordinated Indenture.
4.12(5)	Officers’ Certificate Pursuant to Section 301 of the Indenture, without exhibits, establishing the terms of Registrant’s Senior Notes.
4.13(5)	Form of Senior Note.
10.64(6)	Registrant’s 1988 Directors’ Stock Option Plan, as amended on August 11, 1999.
10.65(7)	Registrant’s 1990 Employee Stock Purchase Plan, as amended on August 13, 1997.
10.66(8)	Registrant’s 1990 Long-Term Equity Incentive Plan, as amended on August 15, 2001.
10.66A(9)	Representative form of agreement to Registrant’s 1990 Long-Term Equity Incentive Plan (LTEIP).
10.66B(9)	French Sub-Plan to 1990 Long Term Equity Incentive Plan.
10.84(10)	Registrant’s Non-Qualified Deferred Compensation Plan, as amended June 30, 2002.
10.85(11)	Registrant’s Section 162(m) Executive Officer Performance-Based Bonus Plan, as amended and restated July 1, 2001.
10.87	Registrant’s Equity Compensation Acquisition Plan, as amended on July 25, 2002.
10.89(12)	Form of Change of Control Agreement executed by each executive officer of Registrant.
10.90(12)	Form of Change of Control Agreement executed by Chief Executive Officer of Registrant.
10.94(10)	Promissory Notes issued by Robert L. Long on November 12, 2001 and January 10, 2002 and related documents.
10.95(10)	Promissory Notes issued by Masood A. Jabbar on November 7, 2001 and related documents.
10.96(13)	Promissory Notes issued by Jonathan I. Schwartz dated October 29, 2001 (“Note 1”), Promissory Note issued by Jonathan I. Schwartz dated June 28, 2002 (“Note 2”), cancellation of Notes 1 and 2 dated July 18, 2002, and Promissory Note issued by Jonathan I. Schwartz on July 19, 2002.
10.97	Retirement Transition Agreement dated April 30, 2002, and Resignation dated September 17, 2002, between the Registrant and Michael Lehman.

Exhibit
Number	Description

10.98	Retirement Transition Agreement dated April 30, 2002 between the Registrant and Edward Zander.
10.99	Retirement Transition Agreement dated July 18, 2002 between the Registrant and Masood Jabbar.
10.100	Retirement Transition Agreement dated July 25, 2002 between the Registrant and John Shoemaker.
10.101	Employment Agreement dated January 3, 2001 between the Registrant and David Yen, as amended May 17, 2001.
10.102	Retention Bonus Agreement dated September 5, 2002 between the Registrant and Patricia Sueltz.
10.103	Retention Bonus Agreement dated September 5, 2002 between the Registrant and Eva Sage-Gavin.
10.104	Form of Indemnification Agreement executed by each executive officer of Registrant.
21.0	Subsidiaries of Registrant.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
99.1	Certification of Chief Executive Officer, Scott G. McNealy.
99.2	Certification of Chief Financial Officer, Stephen T. McGowan.

(1)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended March 29, 1998.

(2)	Incorporated by reference as Exhibit 3.5 to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 2000.

(3)	Incorporated by reference as Exhibit 2.2 to Registrant’s Form 8-A/ A filed December 20, 2000.

(4)	Incorporated by reference to the Registrant’s Form 8-A/ A filed September 26, 2002.

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 6, 1999.

(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

(7)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed on November 20, 1997.

(8)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed November 13, 2001.

(9)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

(10)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended March 31, 2002.

(11)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 2001.

(12)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended December 29, 1996.

(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 9, 2002.