Form 10-Q
period 2002-09-29
SUN MICROSYSTEMS INC
filed 2002-11-13
CIK 709519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 0-15086

SUN MICROSYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2805249 (I.R.S. Employer Identification No.)

4150 Network Circle, Santa Clara, CA 95054
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

YES (X)	NO ( )

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2002
Common Stock — $0.00067 par value	3,114,651,431

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUN MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended

	September 29, 2002	September 30, 2001

Net revenues:

Products	$1,880	$2,057

Services	867	804

Total net revenues	2,747	2,861

Cost of sales:

Cost of sales-products	1,093	1,287

Cost of sales-services	522	518

Total cost of sales	1,615	1,805

Gross margin	1,132	1,056

Operating expenses:

Research and development	437	473

Selling, general and administrative	882	961

Restructuring charges	24	14

Purchased in-process research and development	—	3

Total operating expenses	1,343	1,451

Operating loss	(211)	(395)

Loss on equity investments, net	(31)	(19)

Interest income, net	39	107

Loss before income taxes	(203)	(307)

Benefit for income taxes	(92)	(127)

Net loss	$(111)	$(180)

Net loss per common share—basic and diluted	$(0.04)	$(0.06)

Shares used in the calculation of net loss per common share—basic and diluted	3,168	3,240

See accompanying notes.

SUN MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	September 29, 2002	June 30, 2002

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$1,636	$2,024

Short-term marketable debt securities	996	861

Accounts receivable, net	2,133	2,745

Inventories	509	591

Deferred and prepaid tax assets	706	709

Prepaid expenses and other current assets	923	847

Total current assets	6,903	7,777

Property, plant and equipment, net	2,408	2,453

Long-term marketable debt securities	2,612	2,979

Goodwill	2,182	2,182

Other acquisition-related intangible assets, net	148	104

Other non-current assets, net	1,123	1,027

	$15,376	$16,522

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt and short-term borrowings	$—	$205

Accounts payable	798	1,044

Accrued payroll-related liabilities	449	538

Accrued liabilities	1,147	1,201

Deferred revenues and other	1,643	1,785

Warranty reserve	277	284

Total current liabilities	4,314	5,057

Long-term debt	1,500	1,449

Other non-current obligations	253	215

Total stockholders’ equity	9,309	9,801

	$15,376	$16,522

See accompanying notes.

SUN MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended

	September 29, 2002	September 30, 2001

Cash flows from operating activities:

Net loss	$(111)	$(180)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	241	245

Amortization of acquisition-related other intangible assets and unearned equity compensation	31	28

Tax benefits from employee stock plans	2	25

Deferred taxes	(92)	(90)

Loss on equity investments, net	31	19

IPRD	—	3

Changes in operating assets and liabilities:

Accounts receivable, net	612	772

Inventories	82	204

Prepaid and other assets	(82)	(22)

Accounts payable	(246)	(238)

Other liabilities	(286)	(433)

Net cash provided by operating activities	182	333

Cash flows from investing activities:

Purchases of marketable debt securities	(1,245)	(4,266)

Proceeds from sales of marketable debt securities	1,387	3,905

Proceeds from maturities of marketable debt securities	111	117

Purchases of equity investments	(1)	(15)

Proceeds from sales of equity investments	—	5

Acquisition of property, plant and equipment, net	(83)	(213)

Acquisition of spare parts and other assets	(44)	(27)

Payments for acquisitions, net of cash acquired	1	(40)

Net cash provided by (used in) investing activities	126	(534)

Cash flows from financing activities:

Acquisition of treasury stock	(499)	(266)

Proceeds from issuance of common stock, net	4	19

Principal payments on borrowings and other obligations	(201)	(3)

Net cash used in financing activities	(696)	(250)

Net decrease in cash and cash equivalents	(388)	(451)

Cash and cash equivalents, beginning of period	2,024	1,472

Cash and cash equivalents, end of period	$1,636	$1,021

Supplemental disclosures of cash flow information:

Interest paid (net of interest received from swap agreements of $36 million and $15 million, respectively)	$20	$41

Income taxes (net of refunds of $7 million and $1 million, respectively)	$26	$50

Supplemental schedule of noncash investing activities:

Stock and options issued in connection with acquisitions	$27	$29

See accompanying notes.

SUN MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Our business is singularly focused on products and services for network computing. Network computing has been our focus for the 20 years of our existence, and is based on the premise that the power of a single computer can be increased dramatically as it is interconnected with other computer systems for the purposes of communication and sharing of computing power. Our product line consists of computer systems and workstations, storage, software and associated services. Our customers use our products and services to build mission-critical computing systems on which they operate critical elements of their businesses. Our products and services are used in a wide range of technical/scientific and engineering applications in industries such as telecommunications, financial services, government, manufacturing, education, retail, life sciences, media and entertainment and healthcare.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal year

Sun’s first three quarters in fiscal year 2003 end on September 29, December 29, and March 30. In fiscal year 2002 the quarters ended on September 30, December 30, and March 31. The fourth quarter in all fiscal years ends on June 30.

Basis of Presentation

The accompanying condensed consolidated financial statements (Interim Financial Statements) include the accounts of Sun and its subsidiaries. Intercompany accounts and transactions have been eliminated. Certain amounts from prior years have been reclassified to conform to the current year presentation.

These Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information, the rules and regulations of the Securities and Exchange Commission for interim financial statements and accounting policies, consistent, in all material respects, with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002. These Interim Financial Statements are unaudited but reflect all adjustments (consisting of normal recurring adjustments) management considers necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated balance sheet as of June 30, 2002 has been derived from the audited consolidated balance sheet as of that date. The information included in this report should be read in conjunction with our Annual Report on Form 10-K for fiscal year ended June 30, 2002, filed with the Securities and Exchange Commission on September 30, 2002.

Computation of net loss per common share

Basic and diluted net loss per common share is computed using the weighted-average number of common shares outstanding (adjusted for treasury stock and common stock subject to repurchase) during the period.

US GAAP requires all anti-dilutive securities, including stock options, to be excluded from the diluted earnings per share computation. For the first quarters of fiscal 2003 and 2002, due to our net loss, all of our outstanding 609 million options and 531 million options, respectively, were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. If we had earned a profit during the first quarter of fiscal 2003 and/or 2002, we would have added 33 million and 113 million equivalent shares, respectively, to our basic weighted-average shares outstanding to compute the diluted weighted average shares outstanding.

Recent pronouncements

In October, 2001, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of.” The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues identified after the issuance of SFAS 121. We adopted SFAS 144 for our fiscal year beginning July 1, 2002; however, adoption did not have a significant impact on our financial statements.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Application of SFAS 146 is required for restructuring activities initiated after December 31, 2002. SFAS 146 requires recognition of the liability for costs associated with an exit or disposal activity when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date a company commits to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs, as well as the amounts recognized. We do not intend to early adopt this new standard. See Note 11 for a discussion on the difference in recognition of our proposed restructuring plan for accounting purposes had we early adopted this statement.

3. ACQUISITION OF A DEVELOPMENT STAGE ENTERPRISE

During July 2002, we acquired Afara Websystems, Inc. (Afara), a development stage enterprise. Afara’s primary focus was to develop next-generation, SPARC® based microprocessor technology with an emphasis on delivering breakthrough levels of processor performance. We acquired Afara to accelerate the development of future generations of UltraSPARC® chips. Afara was acquired by means of a merger pursuant to which all of the outstanding shares of capital stock of Afara were exchanged for Sun’s common stock. In addition, all outstanding options and warrants to purchase Afara capital stock were exchanged and converted into options and warrants to purchase shares of Sun’s common stock. In accordance with Emerging Issues Task Force (EITF) Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, this transaction was accounted for as a purchase of a group of net assets rather than a business combination.

The total purchase price was approximately $28 million and consisted of approximately 5 million shares of Sun’s common stock issued in the merger or issuable upon exercise of options and warrants issued in the merger valued in the aggregate at approximately $27 million together with transaction costs of approximately $1 million. The total purchase price was allocated as follows (in millions):

Assembled workforce	$68

Unearned stock-based compensation	4

Tangible assets acquired and net liabilities assumed	(17)

Deferred tax liabilities	(27)

Total	$28

The assembled workforce will be amortized on a straight line basis over a three year period and will be reflected as research and development expenses.

On September 17, 2002, we entered into an agreement to acquire Pirus Networks, Inc. (Pirus), a corporation based in Acton, Massachusetts, in a stock-for-stock merger at a purchase price of approximately $160 million. Pirus develops intelligent storage networking systems that enable the delivery of advanced storage services within multi-protocol environments from a single, centrally managed platform. This acquisition will be accounted for as a business combination and is expected to be completed during our second quarter ending December 29, 2002. The closing of the acquisition is subject to customary closing conditions including Pirus shareholders’ approval.

4. INVENTORY

Inventories consisted of the following (in millions):

	September 29, 2002	June 30, 2002

Raw Materials	$136	$168

Work in Process	123	125

Finished Goods	250	298

	$509	$591

5. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

At September 29, 2002, we had goodwill with a carrying value of $2,182 million. Based on our new segment reporting units disclosure (see Note 9), $2,116 million of goodwill was allocated to the Product Group segment and $66 million was allocated to the Sun Services segment. No additional goodwill was recognized during the quarter ended September 29, 2002.

Information regarding our other acquisition-related intangible assets is as follows (in millions):

	As of September 29, 2002			As of June 30, 2002

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Developed Technology	$308	$(238)	$70	$308	$(224)	$84

Customer Base	51	(38)	13	51	(34)	17

Other	75	(10)	65	7	(4)	3

	$434	$(286)	$148	$366	$(262)	$104

Amortization expense of other acquisition-related intangible assets was $24 million for the three months ended September 29, 2002, and $18 million for the three months ended September 30, 2001.

Estimated amortization expense for acquisition-related intangible assets for the fiscal years ending June 30, are as follows (in millions):

2003 (including $24 million of amortization expense for the first quarter of fiscal 2003)	$92

2004	55

2005	25

$172

The above amounts reflect only amortization of intangible assets on our September 29, 2002 balance sheet and exclude any intangible assets (and the related amortization) that will be acquired in the future.

6. RESTRUCTURING CHARGES

We committed to a restructuring plan in fiscal 2002 (Fiscal 2002 Restructuring Plan) and a facility exit plan in fiscal 2001 (Fiscal 2001 Facility Exit Plan). We recorded initial restructuring charges in fiscal years 2002 and 2001 based on assumptions and related estimates that were deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to the continued deterioration of the commercial real estate market, primarily in the U.S., we revised certain estimates and made the appropriate adjustments to the initial restructuring charges recorded in fiscal 2002 and 2001. During the first quarter of fiscal 2003, we recorded a net charge of $13 million related to our Fiscal 2002 Restructuring Plan, and a charge of $11 million for the Fiscal 2001 Facility Exit Plan, primarily due to a lower estimate of sublease income. At September 29, 2002, we had an aggregate accrued liability of $243 million with respect to these two plans.

Our accrued liability at September 29, 2002, was net of approximately $207 million of estimated sublease income to be generated from sublease contracts not yet negotiated. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon economic conditions, particularly lease market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties. While the amount we have accrued represents our best estimate of the total remaining loss we expect to incur in connection with these plans, estimates are subject to change and may require routine adjustment as conditions and facts change through the implementation period. If macroeconomic conditions, particularly as they pertain to the commercial real estate market, continue to be negative, we may be required to increase our estimated cost to exit certain facilities.

The following table sets forth an analysis of the restructuring accrual activity (in millions):

	FY'02 Restructuring
	Plan

	Severance		FY'01
	and	Facilities-	Facility
	Benefits	Related	Exit Plan	Total

Restructuring provision in fiscal 2001:

Accrued lease costs			$46	$46

Property and equipment impairment			29	29

Total restructuring charges in fiscal 2001			75	75

Non-cash charges			(29)	(29)

Balance of accrual as of June 30, 2001			46	46

Restructuring provision in fiscal 2002:

Severance and benefits	$146	—	—	146

Accrued lease costs	—	$282	—	282

Property and equipment impairment	—	83	—	83

Provision adjustments	—	(20)	26	6

Total restructuring charges in fiscal 2002	146	345	26	517

Cash paid	(127)	(93)	(19)	(239)

Non-cash charges	—	(83)	—	(83)

Balance of accrual as of June 30, 2002	19	169	53	241

Provision adjustments	(1)	14	11	24

Cash paid	(9)	(7)	(6)	(22)

Balance of accrual as of September 29, 2002	$9	$176	$58	$243

The remaining cash expenditures relating to workforce reductions are expected to be paid by the third quarter of fiscal 2003. The current estimates accrued for abandoned leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2018. As of September 29, 2002, $80 million of the $243 million accrual was classified as current and the remaining $163 million was classified as non-current.

The above restructuring charges are based on estimates that are subject to change. Changes to the estimates have been reflected as “Provision adjustments” on the above table in the period the changes in estimates were made.

7. COMPREHENSIVE LOSS

The components of comprehensive loss, net of related taxes, were as follows (in millions):

	Three Months Ended

	September 29, 2002	September 30, 2001

Net loss	$(111)	$(180)

Change in unrealized value on investments, net	21	23

Change in unrealized fair value of derivative instruments	9	(28)

Translation adjustments, net	49	53

	$(32)	$(132)

The components of accumulated other comprehensive income (loss), net of related taxes, were as follows (in millions):

	September 29, 2002	June 30, 2002

Unrealized gains on investments, net	$46	$25

Unrealized losses on derivative instruments	(22)	(31)

Cumulative translation adjustments	24	(25)

	$48	$(31)

8. STOCK OPTIONS AND INCENTIVE PLANS

Information with respect to stock option and stock purchase rights activity for the quarter ended September 29, 2002, is as follows (in millions, except per share amounts):

		Outstanding Options

	Shares		Weighted
	Available	Number	Average
	for	of	Exercise
	Grant	Shares	Price

Balance at June 30, 2002	244	556	$15.86

Additional shares reserved	15	—	—

Grants and assumptions	(67)	67	3.68

Exercises	—	(3)	1.48

Cancellations	11	(11)	17.79

Plan expiration	(18)	—	—

Balance at September 29, 2002	185	609	$14.56

The following table summarizes significant ranges of outstanding and exercisable options at September 29, 2002 (shares and aggregate intrinsic value in millions):

	Outstanding Options					Options Exercisable

		Weighted
		Average	Weighted				Weighted
		Remaining	Average	Aggregate			Average	Aggregate
		Life	Exercise	Intrinsic	Potential		Exercise	Intrinsic	Potential
Range of Exercise Prices	Shares	in Years	Price	Value	Dilution	Shares	Price	Value	Dilution

$0.01 - $2.67	36	1.8	$1.14	$55	1.2%	35	$1.14	$54	1.1%

$2.68 - $5.01	144	5.1	3.59	—	4.6%	75	3.46	—	2.4%

$5.02 - $10.00	172	5.8	7.32	—	5.5%	63	6.00	—	2.0%

$10.01 - $15.00	54	5.7	12.63	—	1.7%	21	12.70	—	0.7%

$15.01 - $20.00	95	6.3	17.96	—	3.1%	28	17.63	—	0.9%

$20.01 - $40.00	57	5.6	37.55	—	1.8%	23	37.19	—	0.7%

$40.00 - $108.30	51	5.8	49.90	—	1.6%	18	49.66	—	0.6%

	609	5.4	$14.56	$55	19.5%	263	$12.09	$54	8.4%

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Sun’s closing stock price of $2.67 at September 27, 2002, and the exercise price, times the number of shares) that would have been received by the option holder had all option holders exercised their options on September 29, 2002. This amount changes based on the fair market value of Sun’s stock.

Potential dilution is computed by dividing the options in the related range of exercise prices by the shares of common stock issued, adjusted for treasury stock, as of September 29, 2002 (3,116 million shares).

The 609 million options outstanding will vest as follows (in millions):

	Q1'03 and prior	2003	2004	2005	2006	2007	2008	Total

Number of Options	263	74	90	77	55	36	14	609

Equity Compensation Plan Information

A summary of our stockholder approved and non-approved equity compensation plans as of September 29, 2002 is as follows (in millions, except per share amounts):

	Number of Securities	Weighted Average
	to be Issued upon	Exercise Price of	Number of Securities
	Exercise of	Outstanding Options,	Remaining Available for
	Outstanding Options,	Warrants and Rights	Future Issuance Under
Plan Category	Warrants and Rights	(in dollars)	Equity Compensation Plans

Equity compensation plans approved by security holders (excluding ESPP)	594	$14.60	152

Equity compensation plans not approved by security holders (excluding ESPP)	15	$13.28	33

Total (excluding ESPP)	609	$14.56	185

Equity compensation plans approved by security holders (ESPP only)	N/A	N/A	94
Equity compensation plans not approved by security holders (ESPP only)	N/A	N/A	1

Total (ESPP only)	N/A	N/A	95

All Plans	609	$14.56	280

9. INDUSTRY SEGMENTS

We design, manufacture, market, and service network computing systems and software solutions that feature networked desktops and servers. Effective July 1, 2002, we changed our organization structure from a divisional to a functional structure. Under the new structure, our chairman of the board of directors, president and chief executive officer has been identified as the chief operating decision maker (CODM) as defined by SFAS 131, “Disclosures About Segments of an Enterprise and Related Information (SFAS 131)”. The CODM is managing the Company based on the broad functional categories of sales, manufacturing, product development and engineering and marketing and strategy. Financial reporting to the CODM mirrors this functional approach to managing the Company. The CODM reviews consolidated financial information on revenues and gross margins for products and services.

As a result of the change in organizational structure from a divisional to a functional structure, and the related change in financial reporting to the CODM, we operate in two segments: Product Group and Sun Services. Our Product Group segment comprises a broad range of servers from data center/high performance computing servers to entry level servers, a comprehensive suite of storage products including storage software, processor and network products based on our UltraSPARC technology and a suite of software products encompassing the Sun ONE platform. In the Sun Services segment, we provide a full range of services and support to existing and new customers, including professional services, systems integration and education.

We have a Worldwide Operations (WWOPS) organization and a Global Sales Organization (GSO) that manufacture and sell all our products. The CODM holds the GSO accountable for overall products revenue and margins on a consolidated level. In addition, as part of the new organization structure, we also created a Marketing Strategy Organization (MSO) that is responsible for developing and executing Sun’s overall business strategy. With the formation of the MSO, the CODM looks to this functional organization for advertising, pricing and other marketing strategies for the products being delivered to market.

For the year ended June 30, 2002, Sun disclosed the following reportable segments under SFAS 131: (1) Computer Systems and Network Storage, (2) Enterprise Services, (3) iPlanet and (4) Other. This was based on how the then CODM (the Company’s then president/chief operating officer) managed the Company, which included a review of revenues, cost of goods sold and operating expenses by division and reflected the accountability of the various divisions for revenues and operating expenses. Under the new organization structure, the Computer Systems and Network Storage and iPlanet have been eliminated. The entities that made up these divisions have been recast as product engineering groups focused on Enterprise Systems Products, Volume Systems Products, and Processor and Network Products, Network Storage Products and Software Products. The CODM holds these groups responsible for all product development and product engineering related matters. In addition, the CODM continues to evaluate the Sun Services segment (formerly Enterprise Services segment) based on its stand alone contribution margin.

The financial information required to be disclosed for these two segments under SFAS 131 is provided in our consolidated statements of operations and is as follows:

	Product	Sun
	Group	Services	Total

September 29, 2002
Revenues	$1,880	$867	$2,747
Gross Margin	787	345	1,132
September 30, 2001
Revenues	2,057	804	2,861
Gross Margin	770	286	1,056

10. LEGAL PROCEEDINGS

On February 11, 2002, Eastman Kodak Company (Kodak) filed a civil lawsuit against us, Eastman Kodak Company v. Sun Microsystems, Inc., Civil Action No. 02-CV-6074, in the United States District Court for the Western District of New York. Kodak filed a First Amended Complaint on March 22, 2002. In the First Amended Complaint Kodak asserts that our products, including those relating to Java technology, infringe one or more claims of U.S. Patent No. 5,206,951, U.S. Patent No. 5,421,012, and U.S. Patent No. 5,226,161 (collectively, “the Kodak Patents”) and seeks injunctive relief against future infringement, unspecified damages for past infringement, as well as costs and attorney’s fees. On May 24, 2002, we filed an Answer to First Amended Complaint and Counterclaims, denying infringement of any valid and enforceable claim of any of the Kodak Patents. In the Answer and Counterclaims, we are also seeking declaratory judgment of noninfringement, invalidity and/or unenforceability of the Kodak Patents, we further allege that Kodak’s claims are barred in whole or in part by the doctrines of estoppel, laches and patent exhaustion, and that we have license and/or sublicense rights to the Kodak Patents. We also sought declaratory judgment of noninfringement, invalidity and/or unenforceability of four other patents that Kodak cited in letters to us but which were not included in Kodak’s First Amended Complaint (the “Additional Kodak Patents”). On August 23, 2002, the Court dismissed our counterclaims regarding the Additional Kodak Patents on the grounds that we had no reasonable apprehension that we would be sued for infringement of those patents, and that accordingly, the Court lacked jurisdiction to hear counterclaims with respect to those patents. Based on discussions over many months with Kodak, we believe that this suit is without merit, and, accordingly, we will defend ourselves and pursue our counterclaims vigorously. We cannot forecast at this time with reasonable certainty the potential costs associated with an adverse outcome of this matter.

On March 8, 2002, we filed suit against Microsoft Corporation (Microsoft) in the United States District Court for the Northern District of California pursuant to United States and State of California antitrust laws alleging illegal efforts to acquire, maintain and expand a number of monopolies; illegal tying arrangements; exclusive dealings; copyright infringement; unreasonable restraint of trade; and unfair competition. Sun is seeking remedies that include: (1) preliminary injunctions that require Microsoft to distribute our binary implementation of the Java™ Run-time Environment as part of Windows XP and Internet Explorer and to stop the unlicensed distribution of Microsoft’s Virtual Machine for Java in violation of a January 23, 2001 settlement agreement; (2) a permanent injunction to restore competition to the markets in which Microsoft is unlawfully attempting to acquire, maintain and expand a number of monopolies; and (3) compensation for losses we suffered as a result of Microsoft’s unlawful actions. On August 9, 2002, the Judicial Panel on Multidistrict Litigation issued an order transferring Sun’s lawsuit to the District of Maryland for inclusion in the central pretrial proceedings in the Microsoft Corp. Windows Operating System Antitrust Litigation, MDL-1332. We filed an amended complaint on August 26, 2002, alleging additional illegal tying arrangements and acts of illegal monopoly maintenance. An evidentiary hearing on our pending motion for preliminary injunctions will be conducted by the District of Maryland beginning December 3, 2002. On October 4, 2002, Microsoft filed motions to dismiss some of the claims in our complaint. We filed our response to those motions to dismiss on November 5, 2002. At the conclusion of the pretrial proceedings in MDL-1332, the lawsuit will return for trial to the Northern District of California.

In early February 2002, Sun and two of its subsidiaries received several charging letters from the United States Department of Commerce, Bureau of Industry and Security, Office of Export Enforcement (BIS) claiming that we had violated export control regulations. The letters relate to sales in 1998 in Egypt and in 1997 to a reseller in Hong Kong for subsequent resale in the People’s Republic of China. The letters specify, and the export statute authorizes the imposition of monetary penalties, denial of export privileges and exclusion from practice before the BIS if a violation is found. Sun representatives and outside counsel have been in settlement discussions with authorities at the BIS regarding penalties and remedies. In order to facilitate these discussions, the BIS granted us an extension until November 1, 2002 to respond to the charging letters. A subsequent extension was granted until January 31, 2003. In addition, the BIS informed us verbally that additional charges would be added to the current claims against us. Based on settlement discussions with the BIS, we believe that it is reasonably likely that we will reach a negotiated resolution of these charging letters that will not have a material adverse effect on our operations. However, absent a negotiated resolution, an administrative hearing would be set at some date after January 31, 2003. In such case, we would assert a vigorous defense. We believe that any monetary penalties imposed would not have a material adverse effect on our financial condition or operating results. In addition, while we do not believe the evidence would support the extreme sanction of a denial of export privileges or exclusion from practice before the BIS, any such penalties would have a material adverse effect on our business.

11. SUBSEQUENT EVENTS

On October 9, 2002, we entered into an agreement to acquire Terraspring, Inc., a corporation based in Fremont, California for a cash purchase price not to exceed $35 million. Terraspring develops and sells network and compute virtualization provisioning software for various information technology automation activities for Solaris, Linux and Windows/NT. This acquisition will be accounted for as a business combination and is expected to be completed during our second quarter ending December 29, 2002. The closing of the acquisition is subject to customary closing conditions including approval by Terraspring shareholders.

On October 17, 2002, we announced a plan to reduce our workforce by approximately 11% (based on the level of headcount at July 1, 2002) across all employee levels, business functions, operating units, and geographic regions and consolidate and eliminate excess facility space (Fiscal 2003 Restructuring Plan). We currently expect to record a charge of approximately $300 million in the second quarter of fiscal 2003 related to this plan. However, this amount may be revised as we identify: (1) the affected employees and (2) the facilities we will exit. As discussed in Note 2, we do not plan to adopt SFAS 146 until its effective date (January 1, 2003). Accordingly, the Fiscal 2003 Restructuring Plan is expected to be accounted for similar to our Fiscal 2001 and 2002 Restructuring Plans. The most significant difference between applying EITF issue No. 94-3 and SFAS 146 to our Fiscal 2003 Restructuring Plan relates to the timing of recognizing losses on leases to be exited. If we had early adopted SFAS 146, we currently estimate that between $100 million and $125 million of the Fiscal 2003 Restructuring Plan would not be recognized as a restructuring expense in the second quarter of fiscal 2003 but would be recognized later in fiscal 2003 as we exit facilities.

In October 2002, based on a combination of factors, particularly: (1) our current and projected operating results, (2) our decision to reduce our workforce and eliminate excess facility space, and (3) our current market capitalization, we concluded that there were sufficient indicators to require us to perform an analysis to assess whether any portion of our recorded goodwill balance of $2,182 million is impaired. We have completed the first phase of the impairment analysis and have concluded that our recognized goodwill is impaired. We have engaged independent valuation experts to assist us in determining the amount of goodwill impairment we will recognize in the second quarter of fiscal 2003; accordingly, until those valuations are completed, we are unable to quantify the goodwill impairment charge to be recognized. In addition, pursuant to the considerations outlined in the preceding discussion on goodwill, we concluded that there were sufficient indicators to require us to perform an analysis to assess whether a portion of our other intangible asset balance of approximately $245 million is impaired. We will conclude our impairment assessment by the end of our second quarter ending December 29, 2002. As of September 29, 2002, other intangible assets consisted of $148 million related to intangible assets acquired through business combinations and $97 million related to a revenue generating technology license.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Stockholders, Sun Microsystems, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sun Microsystems, Inc. as of September 29, 2002, and the related condensed consolidated statements of operations for the three-month period ended September 29, 2002 and September 30, 2001, and the condensed consolidated statements of cash flows for the three-month period ended September 29, 2002 and September 30, 2001. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Sun Microsystems, Inc. as of June 30, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated September 16, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

San Jose, California
October 17, 2002

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding our expected loss from sublease income, our expectations regarding the timing of payments to be made related to workforce and facility reductions, our intent to reduce our workforce by approximately 11%, our expectations to record a charge of $200 million in the second quarter of fiscal 2003 related to the fiscal 2003 restructuring, our expected tax benefit rate, our plan to conclude our impairment assessment by the end of our fiscal 2003 second quarter, our intent to focus on inventory management, our expectations to make significant investing and financing cash outlays during fiscal 2003, statements regarding our liquidity and capital resources, our belief that there is no need to repatriate funds to the U.S., our belief that we have sufficient capital to meet our requirements for at least the next twelve months, our belief that the level of our financial reserves is a competitive factor, our belief that the Kodak litigation is without merit and our belief regarding our ability to reach a negotiated settlement with the BIS, and as set forth in the section entitled “Purchased in-process research and development expenses”: statements regarding our belief about the realization of expected economic return from acquired in-processed technology and resulting or related products, our expected expense reductions or synergies, our ability to continue making substantial progress in the development and commercialization of acquired technologies, the expected total cost to complete the technologies and the significant assumptions underlying the valuation related to the IPRD.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in “RISK FACTORS,” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, increased competition, continued adverse economic conditions in the U.S. and internationally, including adverse economic conditions in the specific markets for our products, adverse business conditions, the inability to successfully manage inventory levels, lack of acceptance of new products, pricing pressures, lack of success in technological advancements, failure to reduce costs or improve operating efficiencies, and our ability to attract, hire and retain key and qualified employees.

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

RESULTS OF OPERATIONS

Net Revenues
(dollars in millions)

	Three Months Ended

	September 29, 2002	September 30, 2001	Change

Products net revenue	$1,880	$2,057	(8.6)%

Percentage of total net revenues	68.4%	71.9%

Services net revenue	$867	$804	7.8%

Percentage of total net revenues	31.6%	28.1%

Total net revenue	$2,747	$2,861	(4.0)%

Products Net Revenue

Products net revenue consists of revenue generated from the sale of computer systems and workstations, storage and software products. Accordingly, our business is highly dependent on information technology (IT) spending.

In the first quarter of fiscal 2003, our products net revenue decreased, as compared with the corresponding period of fiscal 2002, primarily as a result of the continuing adverse macroeconomic conditions that began at the end of the second quarter of fiscal 2001. These conditions have led to significant reductions and deferrals in IT spending, particularly by customers in the telecommunications and financial services industries who are being significantly affected by the adverse economic conditions. As a result, during the first quarter of fiscal 2003, we experienced continued lower sales volumes and increased competitive pricing pressure on most of our product lines. Specifically, we experienced decreases in net revenues in our desktop and enterprise server products during the first quarter of fiscal 2003, as compared with the corresponding period of fiscal 2002. These decreases in net revenues were partially offset by increases in net revenues in our mid-range server and our data center server products.

Services Net Revenue

Services net revenue consists of revenue generated from Sun Services (formerly Enterprise Services) which includes Support Services, Professional Services and Educational Services.

In the first quarter of fiscal 2003, the 7.8% growth in services net revenue, as compared with the corresponding period of fiscal 2002, was due to an increase in revenue from Support Services, partially offset by decreases in revenue from Professional Services and Educational Services. Support Services revenue, which represents over 70% of services net revenue for all periods presented, consists of maintenance contract revenue, which is recognized ratably over the contractual period. Support Services revenue growth was primarily a result of an increase in our installed base of systems. Sun Professional Services revenue is generated from technical consulting and systems integration services to help customers plan, implement, and manage distributed network computing environments. Sun Educational Services revenue is generated by developing and delivering integrated learning solutions for enterprises, IT organizations, and individual IT professionals. The Professional Services and the Educational Services revenue decrease during the first quarter of fiscal 2003 was due to a combination of: (1) a reduction in customers’ discretionary spending, and (2) the continuing decline in new product sales, all resulting primarily from the adverse economic conditions discussed above.

A significant portion of our services net revenue is generated by contracts related to new product sales; as a result, our services net revenue could be negatively impacted if global macroeconomic conditions continue to negatively impact our products net revenue.

Net Revenues by Geographic Area
(dollars in millions)

	Three Months Ended

	September 29, 2002	September 30, 2001	Change

U.S.	$1,242	$1,347	(7.8)%

Americas-Other (Canada and Latin America)	122	110	10.9%

Americas-Total	1,364	1,457	(6.4)%

Percentage of net revenues	49.7%	50.9%

EMEA (Europe, Middle East and Africa)	852	862	(1.2)%

Percentage of net revenues	31.0%	30.1%

APAC (Asia, Australia and New Zealand)	531	542	(2.0)%

Percentage of net revenues	19.3%	18.9%

Total net revenues	$2,747	$2,861	(4.0)%

	Three Months Ended

	September 29, 2002	September 30, 2001	Change

U.S.	$1,242	$1,347	(7.8)%

Percentage of net revenues	45.2%	47.1%

International	$1,505	$1,514	(0.6)%

Percentage of net revenues	54.8%	52.9%

Total net revenues	$2,747	$2,861	(4.0)%

In the first quarter of fiscal 2003, our total net revenues decreased by 7.8% in the U.S. and 0.6% internationally, as compared with the corresponding period of fiscal 2002. The decrease in the U.S. and internationally is primarily the result of continued adverse economic conditions.

In the first quarter of fiscal 2003, as compared with the corresponding period of fiscal 2002, the marginal decrease in international net revenues was primarily the result of decreases in net revenues in Japan, Southern Europe Africa Middle East (SEAME), Northern Europe and the United Kingdom, partially offset by increases in Germany, France, Korea and India. SEAME consists primarily of Italy, Spain, Switzerland and other Mediterranean countries. Northern Europe consists primarily of the Scandinavian countries, the Netherlands, Belgium/Luxembourg, Eastern European countries and Russia.

In the first quarter of fiscal 2003, within the Americas-Other region, net revenues increased by 10.9% as compared with the corresponding period of fiscal 2002, primarily because of increases in net revenues in Mexico and Canada.

In the first quarter of fiscal 2003, within the EMEA region, net revenues decreased by 1.2%, as compared with the corresponding period of fiscal 2002, primarily because of decreases in net revenues in the SEAME region, Northern Europe and United Kingdom, partially offset by increases in Germany and France. During the first quarter of fiscal 2003, EMEA revenues benefited from a favorable foreign exchange impact, as compared with the corresponding period of fiscal 2002. For example, the value of the Euro during the first quarter of fiscal 2003 was 12% higher than its value against the U.S. dollar during the first quarter of fiscal 2002.

In the first quarter of fiscal 2003, within the APAC region, net revenues decreased by 2.0% as compared with the corresponding period of fiscal 2002, primarily because of decreases in net revenues in Japan. This decrease was partially offset by increases in Korea and India. Economic conditions in Japan have declined substantially in recent years and have adversely impacted our sales in this region. If the economic trends in Japan significantly worsen in a quarter or decline over an extended period of time, our results of operations and cash flows could be further adversely affected.

Gross Margin
(dollars in millions)

	Three Months Ended

	September 29, 2002	September 30, 2001	Change

Products gross margin	$787	$770	2.2%

Percentage of products net revenue	41.9%	37.4%	4.5 pts

Services gross margin	$345	$286	20.6%

Percentage of services net revenue	39.8%	35.6%	4.2 pts

Total gross margin	$1,132	$1,056	7.2%

Percentage of net revenues	41.2%	36.9%	4.3 pts

Products Gross Margin

In the first quarter of fiscal 2003, products gross margin increased by 4.5 percentage points, as compared with the corresponding period of fiscal 2002. The 4.5 percentage point increase in products gross margin was primarily a result of: (1) lower purchased component costs; (2) lower platform transition costs associated with the conversion of a majority of our product lines to the UltraSPARC III microprocessor that were incurred during the first half of fiscal 2002; (3) lower costs related to quality issues and (4) lower fixed manufacturing costs. These favorable elements were partially offset by reductions in product pricing (normal price list reductions and competitive transaction pricing). The fiscal 2002 transition costs primarily consisted of write-offs for excess and obsolete inventory and costs associated with rework.

Should the global macroeconomic conditions remain unfavorable or deteriorate further, or the pricing pressures associated with competition intensify, products gross margin could be adversely impacted.

Services Gross Margin

In the first quarter of fiscal 2003, the 4.2 percentage point increase in services gross margin, as compared with the corresponding period of fiscal 2002, reflected the impact of: (1) improved operating efficiencies across all lines of business, helped, in part, by lower overall headcount (947 fewer services employees at September 29, 2002 than at September 30, 2001); and (2) support services revenue increasing as a percentage of total services net revenue (support services typically generates a higher gross margin than professional services or educational services). The impact of these favorable items on services gross margin in the first quarter of fiscal 2003, as compared with the corresponding period of fiscal 2002, was partially offset by increased fixed infrastructure costs.

Operating Expenses
(dollars in millions)

	Three Months Ended

	September 29, 2002	September 30, 2001	Change

Research and development	$437	$473	(7.6)%

Percentage of net revenues	15.9%	16.5%

Selling, general and administrative	$882	$961	(8.2)%

Percentage of net revenues	32.1%	34.1%

Restructuring Charges	$24	$14	71.4%

Percentage of net revenues	0.9%	0.5%

Purchased in-process research and development	$—	$3	N/M

Percentage of net revenues	—	0.1%

Research and Development (R&D) Expenses

In the first quarter of fiscal 2003, R&D expenses, as a percentage of total net revenues, decreased to 15.9% from 16.5% for the corresponding period of fiscal 2002. The decrease in the percentage of R&D expenses to total net revenues is the result of a decrease in incurred expenses during the first quarter of fiscal 2002, as compared with the level of expenses incurred during the first quarter of fiscal 2002. In dollars, R&D expenses decreased by 7.6% to $437 million in the first quarter of fiscal 2003, as compared with $473 million in the first quarter of fiscal 2002. In dollars, the decrease in R&D expenses for the first quarter of fiscal 2003, as compared with the corresponding period of fiscal 2002, was a result of: (1) lower costs incurred for prototype development; (2) lower headcount-related costs due to our workforce reduction that began in the second quarter of fiscal 2002 ; and (3) lower depreciation costs. In general, fluctuations in R&D expenses will occur depending on the timing of product introductions, among other factors.

Selling, General and Administrative (SG&A) Expenses

In the first quarter of fiscal 2003, SG&A expenses, as a percentage of total net revenues, decreased to 32.1% from 34.1% in the corresponding period of fiscal 2002. The decrease in the percentage of SG&A expenses to total net revenues is the result of a decrease in SG&A expenses incurred during the first quarter of fiscal 2003, as compared with the level of SG&A expenses incurred during the first quarter of fiscal 2002. In dollars, SG&A expenses decreased $79 million to $882 million in the first quarter of fiscal 2003, as compared with $961 million in the first quarter of fiscal 2002, as a result of: (1) lower headcount-related costs due to our workforce reduction that began in the second quarter of fiscal 2002; and (2) reductions and/or delays in spending in certain discretionary areas such as marketing and facilities management, some of which reductions and/or delays are non-recurring. These reductions were partially offset by a lower benefit from our mandatory July 2002 shutdown, as compared with our mandatory July 2001 shutdown, due to fewer vacation days and fewer employees in July 2002 as compared with July 2001.

Restructuring

The following discussion should be read in connection with Note 6 to the Condensed Consolidated Financial Statements.

We committed to a restructuring plan in fiscal 2002 (Fiscal 2002 Restructuring Plan) and a facility exit plan in fiscal 2001 (Fiscal 2001 Facility Exit Plan). We recorded initial restructuring charges in fiscal 2002 and 2001 based on assumptions and related estimates that were deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to the continued deterioration of the commercial real estate market, primarily in the U.S., we periodically review estimates and make any appropriate adjustments to the initial restructuring charges recorded in fiscal 2002 and 2001. During the first quarter of fiscal 2003, we recorded a net charge of $13 million related to our Fiscal 2002 Restructuring Plan and a charge of $11 million for the Fiscal 2001 Facility Exit Plan. At September 29, 2002, we had an accrued liability of $243 million with respect to Fiscal 2002 Restructuring Plan and Fiscal 2001 Facility Exit Plan.

Our accrued liability at September 29, 2002, was net of approximately $207 million estimated sublease income to be generated form sublease contracts not yet negotiated. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon the economic conditions, particularly lease market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties. While the amount we have accrued represents our best estimate of the total remaining loss we expect to incur in connection with these plans, estimates are subject to change and may require routine adjustment as conditions and facts change through the implementation period. If macroeconomic conditions, particularly as they pertain to the commercial real estate market, continue to be negative, we may be required to increase our estimated cost to exit certain facilities.

The following table sets forth an analysis of the restructuring accrual activity (in millions):

	FY'02 Restructuring
	Plan

	Severance		FY'01
	and	Facilities-	Facility
	Benefits	Related	Exit Plan	Total

Restructuring provision in fiscal 2001:

Accrued lease costs			$46	$46

Property and equipment impairment			29	29

Total restructuring charges in fiscal 2001			75	75

Non-cash charges			(29)	(29)

Balance of accrual as of June 30, 2001			46	46

Restructuring provision in fiscal 2002:

Severance and benefits	$146	—	—	146

Accrued lease costs	—	$282	—	282

Property and equipment impairment	—	83	—	83

Provision adjustments	—	(20)	26	6

Total restructuring charges in fiscal 2002	146	345	26	517

Cash paid	(127)	(93)	(19)	(239)

Non-cash charges	—	(83)	—	(83)

Balance of accrual as of June 30, 2002	19	169	53	241

Provision adjustments	(1)	14	11	24

Cash paid	(9)	(7)	(6)	(22)

Balance of accrual as of September 29, 2002	$9	$176	$58	$243

The remaining cash expenditures relating to workforce reductions are expected to be paid by the third quarter of fiscal 2003. The current estimates accrued for abandoned leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2018. As of September 29, 2002, $80 million of the $243 million accrual was classified as current and the remaining $163 million was classified as non-current.

The above restructuring charges are based on estimates that are subject to change. Changes to the estimates have been reflected as “Provision adjustments” on the above table in the period the changes in estimates were made.

As mentioned in our Note 11 to the Condensed Consolidated Financial Statements, we committed to a new restructuring plan, starting in the second quarter of fiscal 2003. Under this Fiscal 2003 Restructuring Plan, we anticipate a reduction of our workforce by approximately 11% (based on the level of headcount at July 1, 2002) across all employee levels, business functions, operating units, and geographic regions and a consolidation of our facilities. We expect to record a charge of approximately $300 million in the second quarter of fiscal 2003, as it relates to this new plan.

Purchased In-Process Research and Development (IPRD)

Overview

In the first quarter of fiscal 2003, we acquired Afara Websystems, Inc. In connection with this transaction, there were no purchased in-process research and development expenses (IPRD). There was $3.2 million of IPRD in the first quarter of fiscal 2002, associated with the acquisition of Isopia, Inc.

Overall status of business combinations prior to fiscal 2003

With respect to acquisitions completed prior to fiscal 2003, we believe that the projections we used in performing our valuations for each acquisition are still valid in all material respects; however, we cannot assure you that the projected results will be achieved. We continue to make substantial progress related to the development and commercialization of acquired technologies. Although we have experienced delays in the completion of certain of our development efforts and their related commercialization, the expected total costs to complete such technologies have not materially increased, individually or in the aggregate. We periodically evaluate our product development timeline and modify our overall business plan in response to various factors. Modifications to our business plan include the reallocation of resources among various alternative development projects. The impact of delays in the realization of economic benefits related to acquired technologies, individually or in the aggregate, has not been material to our overall consolidated financial position or results of operations as of and for the quarter ended September 29, 2002.

Loss on Equity Investments
(dollars in millions)

	Three Months Ended

	September 29, 2002	September 30, 2001	Change

Loss on equity investments, net	$(31)	$(19)	(63.1)%

Percentage of net revenues	1.1%	0.7%

Our equity investments portfolio, which primarily consists of investments in publicly traded and privately-held technology companies contained within our internally-managed venture capital fund, has continued to be negatively impacted by the adverse global macroeconomic conditions of the technology sector during the first quarter of fiscal 2003. The loss on equity investments in the first quarter of fiscal 2003 of $31 million, as compared with the $19 million loss in the first quarter of fiscal 2002, was primarily related to a decline in value of the portfolio that was considered other than temporary.

Our decision to liquidate marketable equity securities in the future will depend upon numerous factors, including the condition of the stock market and the status of the economy, many of which are not predictable nor within our control.

Interest Income, net
(dollars in millions)

	Three Months Ended

	September 29, 2002	September 30, 2001	Change

Interest income, net	$39	$107	(63.5)%

Percentage of net revenues	1.4%	3.7%

In the first quarter of fiscal 2003, the 63.5% decrease in interest income, net, as compared with the corresponding period of fiscal 2002, is primarily due to a combination of lower interest rates and lower cash and marketable debt securities balances. In addition, lower gains on the sale of certain marketable debt securities were recorded in the first quarter of fiscal 2003 as compared with the corresponding period of fiscal 2002.

The average duration of our portfolio of marketable securities decreased to 0.88 years in the first quarter of fiscal 2003 from 1.38 years in the corresponding period of fiscal 2002. In general, we would expect the volatility of this portfolio to decrease as its duration decreases.

Our interest income and expense are sensitive primarily to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and marketable securities, which are predominantly variable interest rate instruments. To better match the interest rate characteristics of our investment portfolio and our issued fixed-rate unsecured senior debt securities, we have entered into interest rate swap transactions so that the interest associated with these debt securities effectively becomes variable.

Income Taxes
(dollars in millions)

	Three Months Ended

	September 29, 2002	September 30, 2001	Change

Income taxes benefit	$(92)	$(127)	(27.6)%

Percentage of loss before taxes	45.5%	41.5%

Our effective income tax benefit rate was 45.5% for the first quarter of fiscal 2003, as compared with an effective income tax benefit rate of 41.5% for the corresponding period of fiscal 2002. The difference in our tax benefit rate for the first quarters of fiscal 2003 and 2002 is primarily due to a change in our estimate in projected statutory credits to be recognized in the current fiscal year.

Because relatively small changes in our forecasted profitability for fiscal 2003 can significantly affect our projected annual effective tax rate, we believe our quarterly tax benefit rate of 45.5% is currently the most reliable estimate of our effective tax benefit rate. Accordingly, our quarterly tax rate for the second quarter and the remainder of fiscal 2003 will be largely dependent on our profitability and could fluctuate significantly.

Critical Accounting Policies

Please see the discussion of our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002. Material changes subsequent to that report in our critical accounting policies are described below:

Goodwill

In October 2002, based on a combination of factors, particularly: (1) our current and projected operating results, (2) our decision to reduce our workforce and eliminate excess facility space, and (3) our current market capitalization, we concluded that there were sufficient indicators to require us to perform an analysis to assess whether any portion of our recorded goodwill balance of $2,182 million is impaired. We have completed the first phase of the impairment analysis and have concluded that our recognized goodwill is impaired. We have engaged independent valuation experts to assist us in determining the amount of goodwill impairment we will recognize in the second quarter of fiscal 2003; accordingly, until those valuations are completed, we are unable to quantify the goodwill impairment charge to be recognized. In addition, any goodwill impairment is expected to have a significant impact on our second quarter fiscal 2003 tax benefit rate.

Other Intangible Assets

Pursuant to the considerations outlined in the preceding discussion on goodwill, we concluded that there were sufficient indicators to require us to perform an analysis to assess whether a portion of our other intangible asset balance of approximately $245 million is impaired. We will conclude our impairment assessment by the end of our second quarter ending December 29, 2002. As of September 29, 2002, other intangible assets consisted of $148 million related to intangible assets acquired through business combinations and $97 million related to a revenue generating technology license.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

(dollars in millions)

	September 29, 2002	June 30, 2002	Change

Cash and cash equivalents	$1,636	$2,024	$(388)

Marketable debt securities	3,608	3,840	(232)

Total cash, cash equivalents and marketable debt securities	$5,244	$5,864	$(620)

Percentage of total assets	34.1%	35.5%	(1.4) pts

Days sales outstanding (DSO)	70	72

Inventory turns- product only	7.8	6.7

	Three Months Ended

	September 29, 2002	September 30, 2001	Change

Cash provided by operating activities	$182	$333	$(151)

Cash provided by (used in) investing activities	$126	$(534)	$660

Cash used in financing activities	$(696)	$(250)	$(446)

Net decrease in cash and cash equivalents	$(388)	$(451)	$63

Changes in Cash Flow

During the quarter ended September 29, 2002, our operating activities generated cash flows of approximately $182 million. However, during this same period our cash, cash equivalents and marketable debt securities decreased by $620 million. This decrease is primarily attributable to the $499 million purchase of our common stock in the open market and $200 million in principal payment on our issued fixed-rate unsecured senior debt securities (Senior Notes).

The decrease in cash flows provided by operating activities resulted from decreases in accounts payable and other liabilities and were partially offset by decreases in accounts receivable (net), and inventory. Accounts receivable (net) decreased to $2,133 million at September 29, 2002 from $2,745 million at June 30, 2002. The decrease in accounts receivable (net) was primarily due to the lower volume of sales and a decrease in days of sales outstanding (DSO). DSO measures both the age, in terms of days, of our accounts receivable and the average time it takes to turn the receivable into cash. DSO is also an indicator of a company’s linearity of sales for a quarter. There are a number of factors affecting DSO, including our payment terms and collection ability. The decrease in DSO was primarily attributable to the timing of customer payments.

Inventory decreased to $509 million at September 29, 2002 from $591 million at June 30, 2002 and our inventory turns rate has increased to 7.8 at September 29, 2002 from 6.7 at June 30, 2002. Inventory turns is annualized and represents the number of times it is replaced during the year. The increase in the inventory turns rate is a function of the lower balance in inventory, demand for our products, and our ability to efficiently manage our inventory to meet customer demands. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence because of rapidly changing technology and customer requirements. Prepaid expenses and other current assets increased to $923 million at September 29, 2002 from $847 million at June 30, 2002 due to an increase in Value Added Tax (VAT) receivable.

Accounts payable decreased to $798 million at September 29, 2002 from $1,044 million at June 30, 2002. This decrease was primarily due to lower inventory levels and decreases in related operating activities, partially offset by an increase in VAT payable. Our accrued payroll-related liabilities decreased to $449 million at September 29, 2002 from $538 million at June 30, 2002, as a result of a reduction in accrued incentive compensation costs. Accrued liabilities decreased to $1,147 at September 29, 2002 from $1,201 at June 30, 2002, as a result of the overall decrease in our sales and related operations. Other non-current liabilities increased marginally to $1,753 million at September 29, 2002 from $1,664 million at June 30, 2002 primarily due to increases in the interest rate swap valuation of our Senior Notes.

Liquidity

We expect significant investing and financing cash outlays for the fiscal year ending June 30, 2003 including capital expenditures for investment in our product development and initiatives, funding of liabilities associated with the reduction in force and the consolidation of facilities in connection with the Fiscal 2003 Restructuring Plan and, depending on various factors including stock price and cash flows, purchase of our common stock. Our board of directors has approved programs authorizing management to repurchase shares of our common stock in the open market at anytime. However, the timing and the actual number of shares to repurchase are at the discretion of our management and are contingent on numerous factors, including our share price and cash flow. Also, we have $1.3 billion of Senior Notes that are due at various times between August 2004 and August 2009. The Senior Notes are subject to compliance with certain covenants that do not contain financial ratios. We are currently in compliance with the covenants. If we failed to be in compliance with these covenants, the trustee of the Senior Notes or holders of not less than 25% in principal amount of the Senior Notes would have the ability to demand immediate payment of all amounts outstanding.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents in subsidiaries for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. Accordingly, in addition to the $1,636 million in cash and cash equivalents we currently have for shorter-term requirements, we have approximately $3,608 million in marketable debt securities that are available for future operating, financing and investing activities, for a total cash and investments position of $5,244 million. However, part of this balance (approximately $1,463 million at June 30, 2002) represents cash generated from operations domiciled in foreign tax jurisdictions that are designated as permanently invested in the respective tax jurisdictions. While we do not currently believe there is a need to repatriate these funds to the U.S. in the short-term, if these funds are required for our operations in the U.S., we would be required to accrue and pay additional taxes to repatriate these funds.

In addition, Sun and its subsidiaries had uncommitted lines of credit aggregating approximately $585 million. No amounts were drawn from these lines of credit as of September 29, 2002. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

We believe that the liquidity provided by existing cash, cash equivalents, marketable debt securities, and cash generated from operations, will provide sufficient capital to meet our requirements for at least the next 12 months. We believe our level of financial resources is a significant competitive factor in our industry and we may choose at any time to raise additional capital to strengthen our financial position, facilitate growth, and provide us with additional flexibility to take advantage of business opportunities that may arise.

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

We also compete with systems manufacturers and resellers of systems based on microprocessors from Intel Corporation (Intel) and the Windows family of operating systems software from Microsoft Corporation (Microsoft). These competitors include Dell Computer Corporation (Dell) and HP, in addition to Intel and Microsoft. Certain of these competitors compete aggressively on price and seek to maintain very low cost structures. Some of these competitors are seeking to increase their market share in the enterprise server market. This competition creates increased pressure, including pricing pressure, on our workstation and lower-end server product lines, particularly, we are seeing increased competition and pricing pressures from Linux and other open source software vendors. We expect this competitive pressure to continue during the remainder of fiscal year 2003, with the anticipated releases of new software products from Microsoft and new microprocessors from Intel.

Fujitsu Limited and its subsidiaries (“Fujitsu”) have, for many years, been a key strategic channel partner for Sun, distributing substantial quantities of our products throughout the world. However, Fujitsu is also a competitor of Sun and, as a licensee of various technologies from Sun and others, it has developed products that compete directly with our products. While we currently believe that Fujitsu intends to continue as our strategic channel partner, it is likely that the level of competition between Fujitsu and Sun will further intensify. While we intend to compete vigorously with Fujitsu, our inability to compete successfully with Fujitsu would have an adverse impact on our revenues and margins.

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

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that our customers choose to buy. If we are unable to develop new products, our business and operating results could be adversely affected. We must quickly develop, introduce, and deliver in quantity new, complex systems, software, and hardware products and components. These include products which incorporate our new UltraSPARC III architecture and the Solaris™ Operating Environment, the Java platform and product suites, and the Sun ONE middleware offerings, among others. The development process for these complicated products is very uncertain. It requires high levels of innovation from both our product designers and the suppliers of the components used in our products. The development process is also lengthy and costly. If we fail to accurately anticipate our customers’ needs and technological trends, or are otherwise unable to complete the development of a product on a timely basis, we will be unable to introduce new products into the market on a timely basis, if at all, and our business and operating results would be adversely affected.

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

Generally, the computer systems we sell to customers incorporate hardware and software products that we sell, such as UltraSPARC microprocessors, the various software elements, from the Solaris Operating Environment, to the Java platform and the Sun ONE middleware products, and Sun StorEdge™ array products. Any delay in the development of the software and hardware included in our systems could delay our shipment of these systems. Delays in the development and introduction of our products may occur for various reasons.

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

Goodwill. In October 2002, based on a combination of factors, particularly: (1) our current and projected operating results, (2) our decision to reduce our workforce and eliminate excess facility space, and (3) our current market capitalization, we concluded that there were sufficient indicators to require us to perform an analysis to assess whether any portion of our recorded goodwill balance of $2,182 million is impaired. We have completed the first phase of the impairment analysis and have concluded that our recognized goodwill is impaired. We have engaged independent valuation experts to assist us in determining the amount of goodwill impairment we will recognize in the second quarter of fiscal 2003; accordingly, until those valuations are completed, we are unable to quantify the goodwill impairment charge to be recognized. This analysis may result in a non-cash goodwill impairment charge, of up to $2,182 million, depending on the estimated value of the businesses to which the goodwill relates and the value of the other assets and liabilities at that time. Any such impairment charges could prove adverse to our future results.

Significant Customers. Sales to General Electric Company (GE) and its subsidiaries in the aggregate accounted for approximately 12%, 13% and 19% of our fiscal 2002, 2001 and 2000 net revenues, respectively. Our Chairman of the board of directors, President and Chief Executive Officer, Scott McNealy, is a member of GE’s board of directors. However, he will resign from GE’s board of directors effective January 1, 2003. More than 90% of the revenue attributed to GE was generated through GE subsidiaries acting as either a reseller or financier of our products. Sales through MRA Systems, Inc., a master reseller and a GE subsidiary, consisted of 8%, 10% and 16% of net revenues in 2002, 2001 and 2000, respectively, and sales to GE Capital, a finance/leasing company and a GE subsidiary, consisted of 2%, 2%, and 3% of net revenues in fiscal 2002, 2001 and 2000, respectively. As a master reseller, MRA Systems, Inc. acts as a distributor of our products to resellers who in turn sell those products to end-users. Revenue is generated from GE Capital whenever our customers elect to lease equipment through GE Capital; in such cases, we sell the equipment to GE Capital, which in turn, leases that equipment to customers. Our business could be adversely affected if GE or another significant customer terminated its business relationship with us or significantly reduced the amount of business it did with us.

Adverse Business Conditions in Specific Industries. We depend on the telecommunications, financial services and manufacturing industries for a significant portion of our revenues. Significant reduction in technology capital spending in these industries, such as we experienced over the last two quarters of fiscal 2001 and during fiscal 2002, may continue to result in decreased revenues and earnings. Our revenues are dependent on the level of technology capital spending in the U.S. and international economies. A number of telecommunications companies have recently filed for bankruptcy protection, and others have announced significant reductions and deferrals in capital spending. If the current adverse economic conditions continue, we would expect that the significant diminishing of capital spending would continue. If capital spending continues to decline in these industries over an extended period of time, our business will continue to be adversely affected. We are implementing a strategy to reduce our dependence on these industries, but no assurance can be given that this strategy will be successful.

Our business may suffer if it is alleged or found that we have infringed the intellectual property rights of others.

From time to time we have been notified that we may be infringing certain patents or other intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. Several pending claims are in various stages of evaluation. We are considering the desirability of entering into licensing agreements in certain of these cases. No assurance can be given that licenses can be obtained on acceptable terms or that litigation will not occur. In the event there is a temporary or permanent injunction entered prohibiting us from marketing or selling certain of our products, or a successful claim of infringement against us requiring us to pay royalties to a third party, and we fail to develop or license a substitute technology, our business, results of operations or financial condition could be materially adversely affected. See Part II, Item 1. “Legal Proceedings” for further discussion.

Our acquisition and alliance activities could disrupt our ongoing business.

We intend to continue to make investments in companies, products, and technologies, either through acquisitions or investment alliances. For example, we have purchased several companies in the past and have also formed alliances, such as our recent OEM relationship with HDS for the collaboration on, and delivery of, a broad range of storage products and services. We also rely on IT services partners and independent software development to enhance the value to our customers of our products and services. Acquisitions and alliance activities often involve risks, including: (1) difficulty in assimilating the acquired operations and employees; (2) difficulty in managing product co-development activities with our alliance partners; (3) retaining the key employees of the acquired operation; (4) disruption of our ongoing business; (5) inability to successfully integrate the acquired technology and operations into our business and maintain uniform standards, controls, policies, and procedures; and (6) lacking the experience to enter into new product or technology markets. In addition, from time to time, our competitors acquire or enter into exclusive arrangements with companies with whom we do business or may do business in the future. Reductions in the number of partners with whom we may do business in a particular context may reduce our ability to enter into critical alliances on attractive terms or at all, and the termination of an existing alliance by a business partner may disrupt our operations. For example, as we partnered with PWC Consulting to provide professional services, the acquisition of PWC Consulting by IBM could reduce potential business for us. Failure to manage our alliance activities effectively and to integrate entities or assets that we acquire could affect our operating results or financial condition.

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

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Sun. The Financial Accounting Standards Board (FASB), among other agencies and entities, is currently considering changes to US GAAP that, if implemented, would require us to record a charge to earnings for employee stock option grants. This proposal would negatively impact our earnings. For example, recording a charge for employee stock options under SFAS 123, “Accounting for Stock-Based Compensation” would have increased after tax loss by $647 million for fiscal year 2002 and reduced after tax income by $533 million and $317 million for fiscal years 2001 and 2000, respectively. In addition, new regulations proposed by The Nasdaq National Market requiring shareholder approval for all stock option plans as well as new regulations proposed by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could materially and adversely affect our business.

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

Some of our operations are subject to regulation under various federal, state and international laws governing the environment and hazardous substances. While we endeavor to be in compliance with environmental laws at all times, any failure to so comply can subject us to material liability. Also, particularly in Europe, we may be subject to compliance with developing product content requirements relating to recycling as well as product take back requirements that would make us responsible for recycling and/or disposing of products we have sold. These and other environmental laws may become stricter over time and require us to incur substantial costs for compliance. In addition, we could be subject to liability for investigation and remediation of hazardous substances if our operations have caused contamination or any of our owned properties are found to be contaminated. Although costs relating to environmental matters have not resulted in a material adverse effect on us to date, there can be no assurance that we will not be required to incur such costs in the future.

Our equity securities are subject to equity price risk and their value may fluctuate.

From time to time, we make equity investments for the promotion of business and strategic objectives in publicly traded and privately-held companies. The market price and valuation of the securities that we hold in these companies may fluctuate due to market conditions and other circumstances over which we have little or no control. Many of the companies in which we have invested have experienced significant volatility in their stock prices. We typically do not attempt to reduce or eliminate this equity price risk, through hedging or similar techniques, and market price and valuation fluctuations could impact our financial results. To the extent that the fair value of these securities was less than our cost over an extended period of time, our net income would be reduced. See Item 3 of Part I — “Quantitative and Qualitative Disclosures about Market Risk” for further discussion.

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

Standard’s & Poor’s, a credit agency that follows Sun, recently downgraded us from triple-’B’-plus to triple-’B’ rating. In addition, Standard’s & Poor’s and Moody’s Investor Services, another credit agency, continued to place the Company on negative outlook. This reflects those credit agencies’ expectations that continued economic weakness and reduced IT spending will continue over at least the near-term to challenge Sun’s sales and profitability. The downgrade by Standard’s & Poor’s could increase our costs of obtaining, or make it more difficult to obtain new debt financing or issuing new debt, either of which could adversely affect our business and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at September 29, 2002. Actual results may differ materially.

Interest Rate Sensitivity

Our investment portfolio consists primarily of fixed income instruments with an average duration of 0.88 years as of September 29, 2002. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, for example, a hypothetical 150 BPS increase in interest rates would result in an approximate $49 million decrease in the fair value of our investments in debt securities as of September 29, 2002.

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

Based on our foreign currency exchange instruments outstanding at September 29, 2002, we estimate a maximum potential one-day loss in fair value of approximately $8 million, as compared with $8 million as of June 30, 2002, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables, and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. Foreign currency fluctuations did not have a material impact on our results of operations and financial position during the three month period ended September 29, 2002.

Equity Security Price Risk

We are exposed to price fluctuations on the marketable portion of equity securities included in our portfolio of equity investments. These investments are generally in companies in the high-technology industry sector, many of which are small capitalization stocks. We typically do not attempt to reduce or eliminate the market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $2 million decrease in the fair value of our available-for-sale equity investments as of September 29, 2002. At September 29, 2002, three equity securities represented approximately $10 million of the $12 million total fair value of the marketable equity securities.

ITEM 4. CONTROLS AND PROCEDURES

During the 90 day period prior to the filing of this quarterly report, we performed an evaluation under the supervision and with the participation of Sun’s management, including Sun’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of Sun’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Following that evaluation, Sun’s management, including the CEO and CFO, concluded that based on the evaluation, the design and operation of Sun’s disclosure controls and procedures were effective at that time. Since the evaluation, there have been no significant changes in Sun’s internal controls or in factors that could significantly affect internal controls, including, because we have not identified any significant deficiencies or material weaknesses in our internal controls, any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 11, 2002, Eastman Kodak Company (Kodak) filed a civil lawsuit against us, Eastman Kodak Company v. Sun Microsystems, Inc., Civil Action No. 02-CV-6074, in the United States District Court for the Western District of New York. Kodak filed a First Amended Complaint on March 22, 2002. In the First Amended Complaint Kodak asserts that our products, including those relating to Java technology, infringe one or more claims of U.S. Patent No. 5,206,951, U.S. Patent No. 5,421,012, and U.S. Patent No. 5,226,161 (collectively, “the Kodak Patents”) and seeks injunctive relief against future infringement, unspecified damages for past infringement, as well as costs and attorney’s fees. On May 24, 2002, we filed an Answer to First Amended Complaint and Counterclaims, denying infringement of any valid and enforceable claim of any of the Kodak Patents. In the Answer and Counterclaims, we are also seeking declaratory judgment of noninfringement, invalidity and/or unenforceability of the Kodak Patents, we further allege that Kodak’s claims are barred in whole or in part by the doctrines of estoppel, laches and patent exhaustion, and that we have license and/or sublicense rights to the Kodak Patents. We also sought declaratory judgment of noninfringement, invalidity and/or unenforceability of four other patents that Kodak cited in letters to us but which were not included in Kodak’s First Amended Complaint (the “Additional Kodak Patents”). On August 23, 2002, the Court dismissed our counterclaims regarding the Additional Kodak Patents on the grounds that we had no reasonable apprehension that we would be sued for infringement of those patents, and that accordingly, the Court lacked jurisdiction to hear counterclaims with respect to those patents. Based on discussions over many months with Kodak, we believe that this suit is without merit, and, accordingly, we will defend ourselves and pursue our counterclaims vigorously. We cannot forecast at this time with reasonable certainty the potential costs associated with an adverse outcome of this matter.

On March 8, 2002, we filed suit against Microsoft Corporation (Microsoft) in the United States District Court for the Northern District of California pursuant to United States and State of California antitrust laws alleging illegal efforts to acquire, maintain and expand a number of monopolies; illegal tying arrangements; exclusive dealings; copyright infringement; unreasonable restraint of trade; and unfair competition. Sun is seeking remedies that include: (1) preliminary injunctions that require Microsoft to distribute our binary implementation of the Java Run-time Environment as part of Windows XP and Internet Explorer and to stop the unlicensed distribution of Microsoft’s Virtual Machine for Java in violation of a January 23, 2001 settlement agreement; (2) a permanent injunction to restore competition to the markets in which Microsoft is unlawfully attempting to acquire, maintain and expand a number of monopolies; and (3) compensation for losses we suffered as a result of Microsoft’s unlawful actions. On August 9, 2002, the Judicial Panel on Multidistrict Litigation issued an order transferring Sun’s lawsuit to the District of Maryland for inclusion in the central pretrial proceedings in the Microsoft Corp. Windows Operating System Antitrust Litigation, MDL-1332. We filed an amended complaint on August 26, 2002, alleging additional illegal tying arrangements and acts of illegal monopoly maintenance. An evidentiary hearing on our pending motion for preliminary injunctions will be conducted by the District of Maryland beginning December 3, 2002. On October 4, 2002, Microsoft filed motions to dismiss some of the claims in our complaint. We filed our response to those motions to dismiss on November 5, 2002. At the conclusion of the pretrial proceedings in MDL-1332, the lawsuit will return for trial to the Northern District of California.

In early February 2002, Sun and two of its subsidiaries received several charging letters from the United States Department of Commerce, Bureau of Industry and Security, Office of Export Enforcement (BIS) claiming that we had violated export control regulations. The letters relate to sales in 1998 in Egypt and in 1997 to a reseller in Hong Kong for subsequent resale in the People’s Republic of China. The letters specify, and the export statute authorizes the imposition of monetary penalties, denial of export privileges and exclusion from practice before the BIS if a violation is found. Sun representatives and outside counsel have been in settlement discussions with authorities at the BIS regarding penalties and remedies. In order to facilitate these discussions, the BIS granted us an extension until November 1, 2002 to respond to the charging letters. A subsequent extension was granted until January 31, 2003. In addition, the BIS informed us verbally that additional charges would be added to the current claims against us. Based on settlement discussions with the BIS, we believe that it is reasonably likely that we will reach a negotiated resolution of these charging letters that will not have a material adverse effect on our operations. However, absent a negotiated resolution, an administrative hearing would be set at some date after January 31, 2003. In such case, we would assert a vigorous defense. We believe that any monetary penalties imposed would not have a material adverse effect on our financial condition or operating results. In addition, while we do not believe the evidence would support the extreme sanction of a denial of export privileges or exclusion from practice before the BIS, any such penalties would have a material adverse effect on our business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal 2003, we issued unregistered shares of our common stock in connection with our acquisition of Afara. The following chart provides information regarding the issuance of these unregistered shares to the stockholders of Afara in exchange for all of the stockholders’ ownership interests in this company.

Number of
		Number of Shares of	warrants Issued
		Sun Common Stock	(rounded to
		Issued (rounded to	nearest	Basis for Exemption
Name of Company Acquired	Date of Acquisition	nearest thousand)	thousand)	from Registration

Afara Websystems, Inc	July 22, 2002	4,867,000	109,000	Section 3(a) (10)

No underwriters were used in connection with the transaction. Our common stock and options and warrants to purchase our common stock were issued in exchange for all the outstanding securities of Afara. Our common stock was issued after the California Department of Corporations issued a permit that, among other things, approved the terms and conditions of the transaction as being fair to the persons to whom we issued our common stock. The permit was issued after the California Department of Corporations held a fairness hearing open to everyone to whom Sun common stock would be issued. Following the closing, the assumed warrants are exercisable for the number of shares determined by multiplying the original number of shares subject to the warrant by the transaction exchange ratio. The per share exercise price is determined by dividing the original per share exercise price by the transaction exchange ratio.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See Index to Exhibits on Pages 46 to 47 hereof.

(b)	Reports on Forms 8-K

(1)	On September 30, 2002, we filed a report on Form 8-K with the Securities and Exchange Commission containing the Statements under Oath of the Principal Executive Officer, Scott G. McNealy, and of the Principal Financial Officer, Stephen T. McGowan, certifying the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and our 2002 Proxy Statement.

(2)	On August 9, 2002, we filed a report on Form 8-K with the Securities and Exchange Commission containing a description of the loans outstanding or granted to our executive officers and members of our Board of Directors during fiscal years 2002 and 2003. Descriptions of loans for the following executive officers and members of the Board of Directors were included in the report: (1) Mark A. Canepa; (2) Masood A. Jabbar; (3) Robert L. Long; (4) Eva Sage-Gavin; (5) Jonathan I. Schwartz; and (6) Patricia C. Sueltz.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN MICROSYSTEMS, INC.

BY

/s/ Stephen T. McGowan Stephen T. McGowan Chief Financial Officer and Executive Vice President, Corporate Resources (Principal Financial Officer)

/s/ Kenneth A. Barker Kenneth A. Barker Vice President and Corporate Controller (Principal Accounting Officer)

Dated: November 13, 2002

CERTIFICATION

I, Scott G. McNealy, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sun Microsystems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Scott G. McNealy Scott G. McNealy Chief Executive Officer

CERTIFICATION

I, Stephen T. McGowan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sun Microsystems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Stephen T. McGowan Stephen T. McGowan Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1(1)	Registrant’s Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant dated November 8, 2000.

3.3(3)	Amended and Restated Certificate of Designations dated December 13, 2000.

3.4(14)	Bylaws of the Registrant, as amended September 17, 2002.

4.8(4)	Third Amended and Restated Shares Rights Agreement dated July 25, 2002.

4.10(5)	Indenture, dated August 1, 1999 (the “Indenture”) between Registrant and The Bank of New York, as Trustee.

4.11(5)	Form of Subordinated Indenture.

4.12(5)	Officers’ Certificate Pursuant to Section 301 of the Indenture, without exhibits, establishing the terms of Registrant’s Senior Notes.

4.13(5)	Form of Senior Note.

10.64(6)	Registrant’s 1988 Directors’ Stock Option Plan, as amended on August 11, 1999.

10.65(7)	Registrant’s 1990 Employee Stock Purchase Plan, as amended on August 13, 1997.

10.66(8)	Registrant’s 1990 Long-Term Equity Incentive Plan, as amended on August 15, 2001.

10.66A(9)	Representative form of agreement to Registrant’s 1990 Long-Term Equity Incentive Plan (LTEIP).

10.66B(9)	French Sub-Plan to 1990 Long Term Equity Incentive Plan.

10.84(10)	Registrant’s Non-Qualified Deferred Compensation Plan, as amended June 30, 2002.

10.85(11)	Registrant’s Section 162(m) Executive Officer Performance-Based Bonus Plan, as amended and restated July 1, 2001.

10.87(14)	Registrant’s Equity Compensation Acquisition Plan, as amended on July 25, 2002.

10.89(12)	Form of Change of Control Agreement executed by each executive officer of Registrant.

10.90(12)	Form of Change of Control Agreement executed by Chief Executive Officer of Registrant.

10.94(10)	Promissory Notes issued by Robert L. Long on November 12, 2001 and January 10, 2002 and related documents.

10.95(10)	Promissory Notes issued by Masood A. Jabbar on November 7, 2001 and related documents.

10.96(13)	Promissory Notes issued by Jonathan I. Schwartz dated October 29, 2001 (“Note 1”), Promissory Note issued by Jonathan I. Schwartz dated June 28, 2002 (“Note 2”), cancellation of Notes 1 and 2 dated July 18, 2002, and Promissory Note issued by Jonathan I. Schwartz on July 19, 2002.

10.97(14)	Retirement Transition Agreement dated April 30, 2002, and Resignation dated September 17, 2002, between the Registrant and Michael Lehman.

10.98(14)	Retirement Transition Agreement dated April 30, 2002 between the Registrant and Edward Zander.

10.99(14)	Retirement Transition Agreement dated July 18, 2002 between the Registrant and Masood Jabbar.

10.100(14)	Retirement Transition Agreement dated July 25, 2002 between the Registrant and John Shoemaker.

10.101(14)	Employment Agreement dated January 3, 2001 between the Registrant and David Yen, as amended May 17, 2001.

10.102(14)	Retention Bonus Agreement dated September 5, 2002 between the Registrant and Patricia Sueltz.

10.103(14)	Retention Bonus Agreement dated September 5, 2002 between the Registrant and Eva Sage-Gavin.

10.104(14)	Form of Indemnification Agreement executed by each executive officer of Registrant.

15.1	Letter of Awareness of Ernst & Young LLP, Independent Auditors.

99.1	Certification of Chief Executive Officer, Scott G. McNealy.

Exhibit
Number	Description

99.2	Certification of Chief Financial Officer, Stephen T. McGowan.

(1)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended March 29, 1998.

(2)	Incorporated by reference as Exhibit 3.5 to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 2000.

(3)	Incorporated by reference as Exhibit 2.2 to Registrant’s Form 8-A/ A filed December 20, 2000.

(4)	Incorporated by reference to the Registrant’s Form 8-A/ A filed September 26, 2002.

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 6, 1999.

(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

(7)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed on November 20, 1997.

(8)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed November 13, 2001.

(9)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

(10)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended March 31, 2002.

(11)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 2001.

(12)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended December 29, 1996.

(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 9, 2002.

(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.