Form 10-Q
period 2002-12-29
SUN MICROSYSTEMS INC
filed 2003-02-12
CIK 709519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2002
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

YES (X)        NO (   )

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock — $0.00067 par value	Outstanding at February 6, 2003 3,194,908,497

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES (X)        NO (   )

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUN MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended

	December 29, 2002	December 30, 2001	December 29, 2002	December 30, 2001

Net revenues:
Products	$2,013	$2,260	$3,893	$4,317
Services	902	848	1,769	1,652

Total net revenues	2,915	3,108	5,662	5,969
Cost of sales:
Cost of sales-products	1,118	1,437	2,211	2,724
Cost of sales-services	534	532	1,056	1,050

Total cost of sales	1,652	1,969	3,267	3,774

Gross margin	1,263	1,139	2,395	2,195
Operating expenses:
Research and development	451	428	888	901
Selling, general and administrative	830	966	1,712	1,927
Restructuring charges	357	511	381	525
Purchased in-process research and development	4	—	4	3
Impairment of goodwill and other intangible assets	2,125	—	2,125	—

Total operating expenses	3,767	1,905	5,110	3,356

Operating loss	(2,504)	(766)	(2,715)	(1,161)
Loss on equity investments, net	(11)	(39)	(42)	(58)
Interest income, net	38	68	77	175

Loss before income taxes	(2,477)	(737)	(2,680)	(1,044)
Benefit for income taxes	(194)	(306)	(286)	(433)

Net loss	$(2,283)	$(431)	$(2,394)	$(611)

Net loss per common share-basic and diluted	$(0.72)	$(0.13)	$(0.75)	$(0.19)

Shares used in the calculation of net loss per common share—basic and diluted	3,181	3,239	3,175	3,240

See accompanying notes.

SUN MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	December 29, 2002	June 30, 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,557	$2,024
Short-term marketable debt securities	1,049	861
Accounts receivable, net	2,291	2,745
Inventories	484	591
Deferred and prepaid tax assets	718	709
Prepaid expenses and other current assets	729	847

Total current assets	6,828	7,777
Property, plant and equipment, net	2,321	2,453
Long-term marketable debt securities	2,671	2,979
Goodwill	326	2,182
Other acquisition-related intangible assets, net	121	104
Other non-current assets, net	1,202	1,027

	$13,469	$16,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$—	$205
Accounts payable	809	1,044
Accrued payroll-related liabilities	447	538
Accrued liabilities	1,180	1,201
Deferred revenues and other	1,589	1,785
Warranty reserve	273	284

Total current liabilities	4,298	5,057
Long-term debt	1,519	1,449
Other non-current obligations	379	215
Total stockholders’ equity	7,273	9,801

	$13,469	$16,522

See accompanying notes.

SUN MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended

	December 29, 2002	December 30, 2001

Cash flows from operating activities:
Net loss	$(2,394)	$(611)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	483	478
Amortization of other acquisition-related intangible assets and unearned equity compensation	64	55
Impairment of goodwill and other intangible assets	2,125	—
Tax benefits from employee stock plans	4	41
Deferred taxes	(286)	(90)
Loss on equity investments, net	42	58
Purchased in-process research and development	4	3
Changes in operating assets and liabilities:
Accounts receivable, net	454	681
Inventories	109	425
Prepaid and other assets	140	173
Accounts payable	(236)	(179)
Other liabilities	(186)	(619)

Net cash provided by operating activities	323	415

Cash flows from investing activities:
Purchases of marketable debt securities	(2,851)	(7,797)
Proceeds from sales of marketable debt securities	2,675	7,556
Proceeds from maturities of marketable debt securities	311	178
Purchases of equity investments	(4)	(25)
Proceeds from sales of equity investments	2	5
Acquisition of property, plant and equipment, net	(181)	(335)
Acquisition of spare parts and other assets	(89)	(59)
Payments for acquisitions, net of cash acquired	(30)	(40)

Net cash used in investing activities	(167)	(517)

Cash flows from financing activities:
Acquisition of treasury stock	(499)	(266)
Proceeds from issuance of common stock, net	77	104
Principal payments on borrowings and other obligations	(201)	(3)

Net cash used in financing activities	(623)	(165)

Net decrease in cash and cash equivalents	(467)	(267)
Cash and cash equivalents, beginning of period	2,024	1,472

Cash and cash equivalents, end of period	$1,557	$1,205

Supplemental disclosures of cash flow information:
Interest paid (net of interest received from swap agreements of $36 million and $15 million, respectively)	$20	$57

Income taxes paid (refunded) (net of refunds of $279 million and $6 million, respectively)	$(201)	$118

Supplemental schedule of noncash investing activities:
Stock and options issued in connection with acquisitions	$193	$29

See accompanying notes.

SUN MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Our business is singularly focused on products and services for network computing. Network computing has been our focus for the more than 20 years of our existence, and is based on the premise that the power of a single computer can be increased dramatically as it is interconnected with other computer systems for the purposes of communication and sharing of computing power. Our product line consists of computer systems and workstations, storage, software and associated services. Our customers use our products and services to build mission-critical computing systems on which they operate critical elements of their businesses. Our products and services are used in a wide range of technical/scientific and engineering applications in industries such as telecommunications, financial services, government, manufacturing, education, retail, life sciences, media and entertainment, and healthcare.

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

These Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information, the rules and regulations of the Securities and Exchange Commission for interim financial statements and accounting policies, consistent, in all material respects, with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002. These Interim Financial Statements are unaudited but reflect all adjustments (consisting of normal recurring adjustments) management considers necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated balance sheet as of June 30, 2002 has been derived from the audited consolidated balance sheet as of that date. The information included in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2002, filed with the Securities and Exchange Commission on September 30, 2002.

Computation of net loss per common share

Basic and diluted net loss per common share is computed using the weighted-average number of common shares outstanding (adjusted for treasury stock and common stock subject to repurchase) during the period.

US GAAP requires all anti-dilutive securities, including stock options, to be excluded from the diluted earnings per share computation. At December 29, 2002 and December 30, 2001, due to our net loss, all of our outstanding 602 million options and 535 million options, respectively, were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. If we had earned a profit during the three and six months ended December 29, 2002, we would have added 24 million and 29 million common equivalent shares, respectively, to our basic weighted-average shares outstanding to compute the diluted weighted average shares outstanding. If we had earned a profit during the three and six months ended December 30, 2001, we would have added 112 million and 113 million common equivalent shares, respectively, to our basic weighted-average shares outstanding to compute the diluted weighted average shares outstanding.

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

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires recognition of the liability for costs associated with an exit or disposal activity when we exit the facility, whereas under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date a company commits to an exit plan. In addition, SFAS 146 establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs, as well as the amounts recognized. Application of SFAS 146 is required for restructuring activities initiated after December 31, 2002. Because we did not early adopt SFAS 146, our Fiscal 2003 Restructuring Plan (Note 6) announced in October 2002 is accounted for similarly to our Fiscal 2001 and 2002 Restructuring Plans (Note 6). The most significant difference between applying EITF Issue No. 94-3 and SFAS 146 to our Fiscal 2003 Restructuring Plan relates to the timing of recognizing losses on leases to be exited. If we had early-adopted SFAS 146, we estimate that between $100 million and $125 million of the Fiscal 2003 Restructuring Plan would not have been recognized as a restructuring expense in the second quarter of fiscal 2003, but instead, would have been recognized as we exit facilities later in fiscal 2003 and fiscal 2004.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the Interpretation apply to guarantees issued or modified after December 31, 2002. Accordingly, we are currently determining what impact these provisions will have on our financial statements. However, we have adopted the disclosure requirements in this quarter.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As permitted under SFAS 148, we are adopting only the disclosure provisions of that accounting standard beginning with our third quarter of fiscal 2003.

3. ACQUISITION OF A DEVELOPMENT STAGE ENTERPRISE AND BUSINESS COMBINATIONS

We completed three acquisitions during the first half of fiscal 2003. The acquisitions of Afara Websystems, Inc. (Afara), Pirus Networks, Inc. (Pirus) and Terraspring, Inc. (Terraspring) are described below. Our consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis.

Afara

In July 2002, we acquired Afara, a development stage enterprise. Afara’s primary focus was to develop next-generation, SPARC®-based microprocessor technology with an emphasis on delivering breakthrough levels of processor performance. We acquired Afara to accelerate the development of future generations of UltraSPARC chips. Afara was acquired by means of a merger pursuant to which all of the outstanding shares of capital stock of Afara were exchanged for shares of Sun’s common stock. In addition, all outstanding options and warrants to purchase Afara capital stock were converted into options and warrants to purchase shares of Sun’s common stock. In accordance with EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, this transaction was accounted for as a purchase of a group of net assets rather than as a business combination.

The total purchase price was approximately $28 million and consisted of approximately 5 million shares of Sun’s common stock (issued in the merger or issuable upon exercise of options and warrants) valued in the aggregate at approximately $27 million, together with transaction costs of approximately $1 million. The total purchase price was allocated as follows (in millions):

Assembled workforce	$68
Unearned stock-based compensation	4
Tangible assets acquired and net liabilities assumed	(17)
Deferred tax liabilities	(27)

Total	$28

The assembled workforce will be amortized on a straight-line basis over a three-year period and will be reflected as research and development expenses.

Pirus

In November 2002, we acquired Pirus, a corporation based in Acton, Massachusetts. Pirus developed intelligent storage networking systems that enable the delivery of advanced storage services within multi-protocol environments from a single, centrally-managed platform. We acquired Pirus to enhance our intellectual property and storage product offerings. Pirus was acquired by means of a merger pursuant to which all of the outstanding shares of capital stock of Pirus were exchanged for shares of Sun’s common stock. In addition, all outstanding options to purchase Pirus common stock were converted into options to purchase shares of our stock. In accordance with SFAS 141, “Business Combinations”, this transaction was accounted for as a purchase business combination.

The total purchase price was approximately $167 million and consisted of approximately 50 million shares of Sun’s common stock (issued in the merger or issuable upon exercise of options) valued in the aggregate at approximately $166 million together, with transaction costs of approximately $1 million. The total purchase price was allocated as follows (in millions):

Goodwill	$143
Developed technology	36
Unearned stock-based compensation	7
Purchased in-process research and development	3
Tangible assets acquired and net liabilities assumed	(7)
Deferred tax liabilities	(15)

Total	$167

The developed technology will be amortized on a straight-line basis over a three-year period and will be charged to costs of sales.

Terraspring

In November 2002, we acquired Terraspring, a corporation based in San Jose, California. Terraspring developed automated networking solutions in heterogeneous networks. We acquired Terraspring to enhance our N1 product line offering.

We purchased Terrapring for approximately $30 million in cash, including approximately $1 million in transaction costs. In accordance with SFAS 141, “Business Combinations”, this transaction was accounted for as a purchase business combination. The total purchase price was allocated as follows (in millions):

Goodwill	$27
Developed technology	3
Purchased in-process research and development	—
Tangible assets acquired and net liabilities assumed	1
Deferred tax liabilities	(1)

Total	$30

The developed technology will be amortized on a straight-line basis over a three-year period and will be charged to costs of sales.

4. BALANCE SHEET DETAILS

Inventory

Inventory consisted of the following (in millions):

	December 29, 2002	June 30, 2002

Raw Materials	$119	$168
Work in Process	130	125
Finished Goods	235	298

	$484	$591

Income taxes

Our effective income tax benefit rate was 7.8% for the second quarter of fiscal 2003 and 10.7% for the first half of fiscal 2003, as compared with an effective income tax benefit rate of 41.5% for both corresponding periods of fiscal 2002. The difference in our tax benefit rate for the second quarter and the first half of fiscal 2003, as compared with the corresponding periods of fiscal 2002 is primarily due to non-deductibility of the goodwill impairment recognized in the second quarter of fiscal 2003.

Warranty reserve

We accrue for our products’ warranty costs at the time of shipment. The products’ warranty costs are estimated based upon our historical experience and specific identification of the products’ requirements. At December 29, 2002, the warranty reserve balance was $273 million.

The following table sets forth an analysis of the warranty reserve activity (in millions):

Warranty Reserve

Balance at June 30, 2002	$284
Charged to costs and expenses	183
Utilization	(194)
Balance at December 29, 2002	$273

5. IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

During the three months ended December 29, 2002, we recognized an impairment expense of $2,125 million. As discussed further below, this impairment related to three different types of intangible assets: (1) goodwill ($2,027 million), (2) other acquisition-related intangible assets ($42 million), and (3) a revenue generating technology license ($56 million).

Goodwill Impairment

SFAS 142, “Goodwill and Other Intangible Assets”, is the authoritative standard on the accounting for the impairment of goodwill. SFAS 142 requires that we evaluate on an annual basis (or whenever events occur which may indicate possible impairment) whether any portion of our recorded goodwill is impaired. We performed this analysis at one level below the operating segment level (Note 8) as defined in SFAS 142. As discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002, this analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists, and (2) measure the amount of impairment.

In October 2002, based on a combination of factors, particularly: (1) our current and projected operating results; (2) our decision to reduce our workforce and eliminate excess facility space; and (3) our then current market capitalization, we concluded there were sufficient indicators to require us to perform an analysis to assess whether any portion of our recorded goodwill balance was impaired.

As part of this analysis, SFAS 142 requires that we estimate the fair value of our reporting units as compared with their estimated book value. If the estimated fair value of a reporting unit is less than the estimated book value, then an impairment is deemed to have occurred. In estimating the fair value of our reporting units, we primarily used the income approach (which utilizes forecasted discounted cash flows to estimate the fair value of the reporting unit) and the market approach (which estimates fair value based on market prices for comparable companies). We also considered Sun’s total market capitalization as of October 17, 2002 (the date we concluded an analysis was required), and our average market capitalization for the 30 days prior to and subsequent to October 17, 2002 in order to assess volatility of our market capitalization on that day.

Our last analysis was in the fourth quarter of fiscal 2002. We concluded at that time that we did not have any impairment of goodwill based on our then forecasted discounted cash flows as well as our market capitalization. However, in October 2002, the estimated fair value of our reporting units decreased because our current forecasted discounted cash flows and market capitalization were lower than at the time of our previous analysis. Based on this new analysis, we concluded that the goodwill in our Network Storage and Volume Server reporting units was impaired. As required by SFAS 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of these reporting units to the tangible and intangible assets (other than goodwill) within these reporting units. Based on this allocation, we concluded that all of the recorded goodwill in the Network Storage reporting unit ($461 million) and the Volume Server reporting unit ($1,566 million) was impaired and needed to be expensed as a noncash charge to continuing operations during the second quarter of fiscal 2003. Approximately $1,560 million and $360 million of the impairment related to goodwill acquired in our acquisitions of Cobalt Networks, Inc. and HighGround Systems, Inc., respectively.

Information regarding our goodwill intangible assets is as follows (in millions):

	Product Group				Sun Services				Total

	June 30,	Impair-		December	June 30,	Impair-		December	December
	2002	ments	Additions	29, 2002	2002	ments	Additions	29, 2002	29, 2002

Goodwill	$2,116	$2,027	$171	$260	$66	$—	$—	$66	$326

Other Acquisition-Related Intangible Assets Impairment

Based on the considerations outlined in the previous discussion on goodwill, in October 2002, we also concluded that sufficient indicators existed to require us to perform an analysis to assess whether a portion of our other acquisition-related intangible assets was impaired. SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, is the authoritative standard on the accounting for the impairment of other intangible assets. This analysis differs from our goodwill analysis in that an impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset are less than the carrying value of the intangible asset we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value. As a result of our analysis, we recognized an impairment charge of $42 million in our Product Group reporting segment to reduce our other acquisition-related intangible assets balance to its estimated fair value during the second quarter of fiscal 2003. The estimated fair value of the other acquisition-related intangibles was determined using the income approach (discounted cash flows). Approximately $31 million and $11 million of the impairment related to intangible assets acquired in our acquisitions of Cobalt Networks, Inc. and HighGround Systems, Inc., respectively.

Information regarding our other acquisition-related intangible assets is as follows (in millions):

	Gross Carrying Amount				Accumulated Amortization				Net

	June 30,		Impair-	December	June 30,		Impair-	December	December
	2002	Additions	ments	29, 2002	2002	Additions	ments	29, 2002	29, 2002

Developed Technology	$308	$39	$(47)	$300	$(224)	$(29)	$14	$(239)	$61
Customer Base	51	—	(8)	43	(34)	(6)	—	(40)	3
Assembled Workforce and Other	7	68	(1)	74	(4)	(13)	—	(17)	57

	$366	$107	$(56)	$417	$(262)	$(48)	$14	$(296)	$121

Amortization expense of other acquisition-related intangible assets was $24 million and $48 million for the three and six months ended December 29, 2002, respectively, and $18 million and $36 million for the three and six months ended December 30, 2001, respectively.

Estimated amortization expense for acquisition-related intangible assets for the fiscal years ending June 30, are as follows (in millions):

2003 (including $48 million of amortization expense for the first half of fiscal 2003)	$78
2004	48
2005	38
2006	5

$169

The above amounts reflect amortization of intangible assets on our December 29, 2002 balance sheet and exclude any intangible assets (and the related amortization) that may have been acquired subsequent to that date.

Revenue Generating Technology License Impairment

Based on the considerations outlined in the previous discussion on goodwill, in October 2002, we concluded that sufficient indicators existed to require us to perform an analysis to assess whether a portion of the technology license we acquired from America Online in fiscal 1999 was impaired. Please refer to our Annual Report on Form 10-K for the year ended June 30, 2002 which describes this arrangement in more detail. SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, is the authoritative standard on the accounting for the impairment of other intangible assets. An impairment is deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset are less than the carrying value of the intangible asset we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value. The estimated fair value of the technology license was determined using the income approach (discounted cash flows) to estimate the fair value of the asset. Based on this impairment analysis, we concluded that the carrying value of the asset was impaired. Accordingly, we recognized a noncash impairment expense of $56 million related to this technology license during the second quarter of fiscal 2003.

6. RESTRUCTURING CHARGES

Fiscal 2003 Restructuring Plan

In October 2002, we committed to and began implementing a workforce reduction and facility exit plan (Fiscal 2003 Restructuring Plan). The goal of this plan is to reduce costs and improve operating efficiencies in order to adjust to the current business environment. Specifically, it is our intent to reduce headcount to approximately 35,000 employees and to eliminate excess facility capacity in light of revised facility requirements. In accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, during the three and six months ended December 29, 2002, we recognized $308 million in restructuring charges associated with the Fiscal 2003 Restructuring Plan (consisting of a $176 million workforce reduction charge and a $132 million excess facility charge as discussed below).

During the second quarter of fiscal 2003, we recognized a workforce reduction charge of $176 million relating to severance and related fringe benefits for approximately 3,200 employees. The workforce reduction will result in the termination of employees across all employee levels, business functions, operating units, and geographic regions. As of December 29, 2002, approximately 2,700 employees had been terminated as a result of the restructuring. We expect the remaining employees to be terminated during the third and fourth quarters of fiscal 2003, depending on the local employment laws that govern such employees. We may incur additional workforce-related charges should we identify additional individual employees to be terminated in certain countries and, again, depending on the local employment laws that govern such employees.

In addition, during the second quarter of fiscal 2003, we recorded a charge of $132 million relating to the consolidation of excess facilities. The facility exit charges include:

•	$114 million of estimated future obligations for noncancelable lease payments (net of estimated sublease income of $44 million) or termination fees generated by exiting excess rental facilities. We estimated the cost of exiting and terminating the facility leases by referring to the contractual terms of the agreements and by evaluating the current real estate market conditions. In addition, we intend to sublease certain leased facilities and estimated the sublease income by evaluating the current real estate market conditions or, where applicable, by referring to amounts being negotiated;

•	$18 million for the impairment of property and equipment (primarily leasehold improvements) for which there are insufficient cash flows to support the carrying cost. The property and equipment impairment was determined based on the difference between the assets’ estimated fair value and their carrying value as of December 29, 2002.

We expect to exit the facilities relating to the amounts accrued under the Fiscal 2003 Restructuring Plan by December 29, 2003. At December 29, 2002, we had an aggregate accrued liability of $236 million with respect to the Fiscal 2003 Restructuring Plan.

Fiscal 2002 Restructuring Plan and Fiscal 2001 Facility Exit Plan

We committed to a restructuring plan in fiscal 2002 (Fiscal 2002 Restructuring Plan) and a facility exit plan in fiscal 2001 (Fiscal 2001 Facility Exit Plan). We recorded initial restructuring charges in fiscal years 2002 and 2001 based on assumptions and related estimates that were deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to the continued deterioration of the commercial real estate market, primarily in the U.S., we revised certain estimates and made the appropriate adjustments to the initial restructuring charges recorded during fiscal years 2002 and 2001. Additionally, during the three and six months ended December 29, 2002, we recognized net charges of $27 million and $41 million, respectively, related to our Fiscal 2002 Restructuring Plan, and charges of $23 million and $34 million, respectively, for the Fiscal 2001 Facility Exit Plan, primarily due to continued deterioration of the commercial real estate market, which resulted in a reduction of our estimated sublease income on exited facilities. At December 29, 2002, we had an aggregate accrued liability of $272 million with respect to these two plans.

Our accrued liability for all plans at December 29, 2002, was net of approximately $163 million of estimated sublease income to be generated from sublease contracts not yet negotiated. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon economic conditions, particularly local real estate market conditions, at the time we negotiate the lease termination and sublease arrangements with third parties. While the amount we have accrued represents our best estimate of the total unpaid loss we expect to incur in connection with these plans, estimates are subject to change and may require routine adjustment as conditions and facts change through the implementation period. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, we may be required to reduce our estimated future sublease income and, accordingly, increase our estimated cost to exit certain facilities.

The following table sets forth an analysis of the restructuring accrual activity (in millions):

					Fiscal 2001
	Fiscal 2003		Fiscal 2002		Facility Exit
	Restructuring Plan		Restructuring Plan		Plan

	Severance		Severance
	and	Facilities-	and	Facilities-	Facilities-
	Benefits	Related	Benefits	Related	Related	Total

Restructuring provision in fiscal 2001:
Accrued lease costs					$46	$46
Property and equipment impairment					29	29

Total restructuring charges in fiscal 2001					75	75
Non-cash charges					(29)	(29)

Balance of accrual as of June 30, 2001					46	46
Restructuring provision in fiscal 2002:
Severance and benefits			$146	$—	—	146
Accrued lease costs			—	282	—	282
Property and equipment impairment			—	83	—	83
Provision adjustments			—	(20)	26	6

Total restructuring charges in fiscal 2002			146	345	26	517
Cash paid			(127)	(93)	(19)	(239)
Non-cash charges			—	(83)	—	(83)

Balance of accrual as of June 30, 2002			19	169	53	241
Restructuring provision in fiscal 2003:
Severance and benefits	$176	$—	—	—	—	176
Accrued lease costs	—	114	—	—	—	114
Property and equipment impairment	—	18	—	—	—	18
Provision adjustments	—	—	(2)	41	34	73

Total restructuring charges in fiscal 2003	176	132	(2)	41	34	381
Cash paid	(54)	—	(16)	(14)	(12)	(96)
Non-cash charges	—	(18)	—	—	—	(18)

Balance of accrual as of December 29, 2002	$122	$114	$1	$196	$75	$508

The remaining cash expenditures relating to workforce reductions are expected to be substantially paid by the fourth quarter of fiscal 2003. The current estimates accrued for abandoned leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2018. As of December 29, 2002, $222 million of the $508 million accrual was classified as current and the remaining $286 million was classified as non-current. In addition, the estimates for leases to be terminated prior to lease expiration are classified as current as we anticipate making these payments within the next twelve months.

The above restructuring charges are based on estimates that are subject to change. Changes to the estimates have been reflected as “Provision adjustments” on the above table in the period the changes in estimates were made.

7. COMPREHENSIVE LOSS

The components of comprehensive loss, net of related taxes, were as follows (in millions):

	Three Months Ended		Six Months Ended

	December 29,	December 30,	December 29,	December 30,
	2002	2001	2002	2001

Net loss	$(2,283)	$(431)	$(2,394)	$(611)
Change in unrealized value on investments, net	2	(29)	23	(6)
Change in unrealized fair value of derivative instruments	(3)	11	6	(17)
Translation adjustments, net	3	(17)	52	36

	$(2,281)	$(466)	$(2,313)	$(598)

The components of accumulated other comprehensive income (loss), net of related taxes, were as follows (in millions):

	December 29, 2002	June 30, 2002

Unrealized gains on investments, net	$48	$25
Unrealized losses on derivative instruments	(25)	(31)
Cumulative translation adjustments	27	(25)

	$50	$(31)

8. INDUSTRY SEGMENTS

We design, manufacture, market, and service network computing systems and software solutions that feature networked desktops and servers. Effective July 1, 2002, we changed our organization structure from a divisional to a functional structure. Under the new structure, our chairman of the board of directors, president and chief executive officer has been identified as the chief operating decision maker (CODM) as defined by SFAS 131, “Disclosures About Segments of an Enterprise and Related Information”. The CODM is managing our company based on the broad functional categories of sales, services, manufacturing, product development and engineering and marketing and strategy. Financial reporting to the CODM mirrors this functional approach to managing our company. The CODM reviews consolidated financial information on revenues and gross margins for products and services.

As a result of the change in organizational structure from a divisional to a functional structure, and the related change in financial reporting to the CODM, we operate in two segments: Product Group and Sun Services. Our Product Group segment comprises a broad range of servers from data center/high performance computing servers to entry level servers, a comprehensive suite of storage products including storage software, processor and network products based on our UltraSPARC technology and a suite of software products encompassing the Sun™ ONE platform. In the Sun Services segment, we provide a full range of services and support to existing and new customers, including support services, professional services, systems integration and education.

We have a Worldwide Operations (WWOPS) organization and a Global Sales Organization (GSO) that, respectively, manufacture and sell all our products. The CODM holds the GSO accountable for overall products and services revenue and margins on a consolidated level. GSO and WWOPS manage the majority of our accounts receivable and inventory, respectively. In addition, as part of the new organization structure, we also created a Marketing Strategy Organization (MSO) that is responsible for developing and executing Sun’s overall business strategy. With the formation of the MSO, the CODM looks to this functional organization for advertising, pricing and other marketing strategies for the products and services being delivered to market.

For the year ended June 30, 2002, Sun disclosed the following reportable segments under SFAS 131: (1) Computer Systems and Network Storage, (2) Enterprise Services, (3) iPlanet and (4) Other. This was based on how the then CODM (our then president/chief operating officer) managed our company, which included a review of revenues, cost of goods sold and operating expenses by division and reflected the accountability of the various divisions for revenues and operating expenses. Under the new organization structure, the Computer Systems and Network Storage and iPlanet segments have been eliminated. The entities that made up these segments have been reorganized as product engineering groups focused on Enterprise Systems Products, Volume Systems Products, Processor and Network Products, Network Storage Products and Software Products. The CODM holds these groups responsible for all product development and product engineering related matters. In addition, the CODM continues to evaluate the Sun Services segment (formerly Enterprise Services segment) based on its standalone contribution margin.

The financial information required to be disclosed for these two segments under SFAS 131 is provided in our consolidated statements of operations and is as follows:

	Product	Sun
Three Months Ended:	Group	Services	Total

December 29, 2002
Net Revenues	$2,013	$902	$2,915
Gross margin	895	368	1,263
December 30, 2001
Net Revenues	2,260	848	3,108
Gross margin	823	316	1,139

	Product	Sun
Six Months Ended:	Group	Services	Total

December 29, 2002
Net Revenues	$3,893	$1,769	$5,662
Gross margin	1,682	713	2,395
December 30, 2001
Net Revenues	4,317	1,652	5,969
Gross margin	1,593	602	2,195

9. LEGAL PROCEEDINGS

On February 11, 2002, Eastman Kodak Company (Kodak) filed a civil lawsuit against us, Eastman Kodak Company v. Sun Microsystems, Inc., Civil Action No. 02-CV-6074, in the United States District Court for the Western District of New York. Kodak filed a First Amended Complaint on March 22, 2002. In the First Amended Complaint Kodak asserts that some of our products, including those relating to our JavaTM technology, infringe one or more claims of U.S. Patent No. 5,206,951, U.S. Patent No. 5,421,012, and U.S. Patent No. 5,226,161 (collectively, “the Kodak Patents”). Kodak further alleges that we have contributed to and induced infringement of one or more claims of the Kodak Patents. Kodak seeks injunctive relief against future infringement, unspecified damages for past infringement, and attorney’s fees and costs. On May 24, 2002, we filed an Answer to First Amended Complaint and Counterclaims, denying infringement of any valid and enforceable claim of any of the Kodak Patents. In the Answer and Counterclaims, we are also seeking declaratory judgment of noninfringement, invalidity and/or unenforceability of the Kodak Patents. We further allege that Kodak’s claims are barred in whole or in part by the doctrines of estoppel, laches and patent exhaustion, and that we have license and/or sublicense rights to the Kodak Patents. This case is at a very preliminary stage. Discovery has only recently commenced, and a trial has not been scheduled. Based on discussions over many months with Kodak, we believe that this suit is without merit and, accordingly, we will defend ourselves and pursue our counterclaims vigorously. At this time, we cannot forecast with reasonable certainty the potential costs associated with an adverse outcome of this matter.

On March 8, 2002, we filed suit against Microsoft Corporation (Microsoft) in the United States District Court for the Northern District of California, pursuant to United States and State of California antitrust laws, alleging numerous illegal acts on the part of Microsoft, including efforts to acquire, maintain and expand a number of illegal monopolies; illegal tying arrangements; illegal exclusive dealings; copyright infringement; unreasonable restraints of trade; and unfair competition. Our requested remedies include: (1) preliminary injunctions requiring Microsoft to distribute our binary implementation of the Java Run-time Environment as part of Windows XP and Internet Explorer (“must carry remedy”) and to stop the unlicensed distribution of Microsoft’s Virtual Machine for Java; (2) a permanent injunction to restore competition to the markets in which Microsoft is unlawfully attempting to acquire, maintain and expand a number of monopolies; and (3) compensation for losses we suffered as a result of Microsoft’s unlawful actions. On August 9, 2002, the Judicial Panel on Multidistrict Litigation issued an order transferring our lawsuit to the District of Maryland, for pretrial proceedings, in the case entitled Microsoft Corp. Windows Operating System Antitrust Litigation, MDL-1332. We filed an amended complaint on August 26, 2002, alleging additional illegal tying arrangements and acts of illegal monopoly maintenance. On December 23, 2002, the Honorable J. Frederick Motz issued an opinion stating he would grant our motions seeking a preliminary injunction regarding the “must carry remedy” and a preliminary injunction prohibiting distribution of Microsoft’s Virtual Machine for Java, subject to the parties conferring on the form of a final order. On January 15, 2003, a final order was entered by Judge Motz requiring Microsoft to implement our requested “must carry remedy” within 120 days for shipments of Windows XP. We have posted a $25 million bond in relation to the preliminary injunction. At the January 15, 2003 hearing, Judge Motz also reversed an earlier order dismissing two of our claims, subject to our filing of a minor amendment to one of those claims, and denied Microsoft’s remaining motions to dismiss. At the conclusion of the pretrial proceedings in MDL-1332, the lawsuit will return for trial to the Northern District of California. On January 22, 2003, Microsoft filed an appeal seeking review of Judge Motz’s “must carry” preliminary injunction and requesting that the injunction be stayed while such appeal is pending. On February 3, 2003, a panel of the Court of Appeals for the Fourth Circuit granted Microsoft’s stay request and granted a request by both parties for expedited consideration. A hearing has not been set, but we anticipate the Court of Appeals will hear the matter at or around the last week of March 2003.

In early February 2002, Sun and two of its subsidiaries received several charging letters from the United States Department of Commerce, Bureau of Industry and Security, Office of Export Enforcement (BIS) claiming that we had violated export control regulations. The letters relate to sales in 1998 in Egypt and in 1997 to a reseller in Hong Kong for subsequent resale in the People’s Republic of China. The relevant export statutes provide for monetary penalties, and in some instances, denial of export privileges and exclusion from practice before the BIS if a violation is found. We are involved in ongoing settlement discussions with BIS authorities regarding penalties and remedies. In order to facilitate these discussions, the BIS granted us an extension until November 1, 2002 to respond to the charging letters. A subsequent extension was granted until January 31, 2003, and at the government’s request, a further extension was granted until April 30, 2003. As previously reported, the BIS had informed us verbally that additional charges probably would be added and would be addressed in the context of the ongoing investigation and negotiations. On January 16, 2003, the BIS provided us with a proposed charging letter documenting nineteen (19) proposed additional charges. To our knowledge, the new charges relate to transactions occurring more than three years ago, and do not involve any recent transactions. We have submitted a written response acknowledging the additional proposed charges, without admitting or denying the alleged conduct, pending further investigation and discussion with the BIS. Based on settlement discussions with the BIS, we believe we are reasonably likely to reach a negotiated resolution encompassing all of these charging letters and that such resolution will not have a material adverse effect on our operations. Absent a negotiated resolution, an administrative hearing would be set and, in such case, we would assert a vigorous defense. We believe that any monetary penalties imposed would not have a material adverse effect on our financial condition or operating results. Although we do not believe the evidence would support the extreme sanction of a denial of export privileges or exclusion from practice before the BIS, any such penalties would have a material adverse effect on our business.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Stockholders, Sun Microsystems, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sun Microsystems, Inc. as of December 29, 2002, and the related condensed consolidated statements of operations for the three and six-month periods ended December 29, 2002 and December 30, 2001, and the condensed consolidated statements of cash flows for the six-month period ended December 29, 2002 and December 30, 2001. These financial statements are the responsibility of the Company’s management.

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
January 15, 2003

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding the goal of our Fiscal 2003 Restructuring Plan to reduce costs and improve operating efficiencies, our intent to reduce our headcount to approximately 35,000 employees and to eliminate excess facility capacity, our expectations that the remaining employees to be terminated under our Fiscal 2003 Restructuring Plan will be terminated during the third and fourth quarters of fiscal 2003, our expectations related to estimated sublease income and our intent to sublease certain of our leased facilities, our expectations to exit the facilities related to amounts accrued under our Fiscal 2003 Restructuring Plan by December 29, 2003, our expectations that the volatility of our portfolio of marketable securities will decrease as its duration decreases, our intent to focus on inventory management, our expectations to make significant cash outlays during the second half of fiscal 2003 including capital expenditures for investment in our product development and initiatives and funding of liabilities associated with the reduction in force and the consolidation of facilities in connection with our restructuring plans, our long-term strategy for cash and cash equivalents, our belief that there is no need to repatriate funds to the U.S., our belief that we have sufficient capital to meet our requirements for at least the next twelve months, our belief that the level of our financial resources is a competitive factor, our belief that the Kodak litigation is without merit, our belief that a hearing relating to the Microsoft litigation will occur around the last week of March 2003, and our belief that we will be able to reach a negotiated settlement with the BIS, and as set forth in the section entitled “Purchased in-process research and development expenses”: statements regarding our belief about the realization of expected economic return and projected income stream from acquired in-process technology and resulting or related products, our expected growth factors and anticipated nature and timing of new product introductions, that we do not expect expense reductions or synergies, our ability to continue making substantial progress in the development and commercialization of acquired technologies, the expected total cost to complete the technologies, the significant assumptions underlying the valuation related to the IPRD and that we continue to make substantial progress related to the development and commercialization of acquired technologies.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in “RISK FACTORS,” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, increased competition, continued adverse economic conditions in the U.S. and internationally, including adverse economic conditions in the specific markets for our products, adverse business conditions, unexpected changes in the demand for our products and services, the inability to successfully manage inventory levels, failure to design, develop, and manufacture new products, lack of success in technological advancements, lack of acceptance of new products, pricing pressures, failure to reduce costs or improve operating efficiencies, changes to and compliance with international laws and regulations, currency fluctuations and our ability to attract, hire and retain key and qualified employees.

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

RESULTS OF OPERATIONS

Net Revenues
(dollars in millions)

	Three Months Ended			Six Months Ended

	December 29, 2002	December 30, 2001	Change	December 29, 2002	December 30, 2001	Change

Products net revenue	$2,013	$2,260	(10.9)%	$3,893	$4,317	(9.8)%
Percentage of total net revenues	69.1%	72.7%		68.8%	72.3%
Services net revenue	$902	$848	6.4%	$1,769	$1,652	7.1%
Percentage of total net revenues	30.9%	27.3%		31.2%	27.7%
Total net revenues	$2,915	$3,108	(6.2)%	$5,662	$5,969	(5.1)%

Products Net Revenue

Products net revenue consists of revenue generated from the sale of computer systems and workstations, storage and software products. Accordingly, our business is highly dependent on information technology (IT) spending.

During the three and six months ended December 29, 2002, our products net revenue decreased 10.9% and 9.8%, respectively, as compared with the corresponding periods of fiscal 2002, primarily as a result of the continuing adverse macroeconomic conditions that began at the end of the second quarter of fiscal 2001. These conditions have led to significant reductions and deferrals in IT spending, particularly by customers in the telecommunications and financial services industries who are also being significantly affected by the adverse economic conditions. As a result, during the three and six months ended December 29, 2002, we experienced continued lower sales volumes and increased competitive pricing pressure on most of our product lines. Specifically, we experienced decreases in net revenues in our desktop and enterprise server products during the second quarter and the first half of fiscal 2003, as compared with the corresponding periods of fiscal 2002. These decreases in net revenues were partially offset by increases in net revenues in our mid-range server and our data center server products.

Services Net Revenue

Services net revenue consists of revenue generated from Sun Services (formerly Enterprise Services), which includes Support Services, Professional Services and Educational Services.

During the three and six months ended December 29, 2002, the 6.4% and 7.1% growth in services net revenue, respectively, as compared with the corresponding periods of fiscal 2002, was due to an increase in revenue from Support Services, partially offset by decreases in revenue from Professional Services and Educational Services. Support Services revenue, which represents over 70% of services net revenue for all periods presented, consists primarily of maintenance contract revenue, which is recognized ratably over the contractual period. Support Services revenue growth was primarily a result of an increase in our installed base of systems. Sun Professional Services revenue is generated from technical consulting and systems integration services to help customers plan, implement, and manage distributed network computing environments. Sun Educational Services revenue is generated by developing and delivering integrated learning solutions for enterprises, IT organizations, and individual IT professionals. The Professional Services and the Educational Services revenue decreases during the second quarter and the first half of fiscal 2003 were due to a combination of: (1) a reduction in customers’ discretionary spending, and (2) the continuing decline in new product sales, both resulting primarily from the adverse economic conditions discussed above.

A significant portion of our services net revenue is generated by contracts related to new product sales; as a result, our services net revenue could be negatively impacted if global macroeconomic conditions continue to negatively impact our products net revenue.

Net Revenues by Geographic Area
(dollars in millions)

	Three Months Ended			Six Months Ended

	December 29, 2002	December 30, 2001	Change	December 29, 2002	December 30, 2001	Change

U.S.	$1,267	$1,436	(11.8)%	$2,509	$2,783	(9.8)%
Americas-Other (Canada and Latin America)	146	149	(2.0)%	268	259	3.5%

Americas-Total	1,413	1,585	(10.8)%	2,777	3,042	(8.7)%
Percentage of net revenues	48.5%	51.0%		49.1%	51.0%
EMEA (Europe, Middle East and Africa)	987	958	3.0%	1,839	1,819	1.1%
Percentage of net revenues	33.8%	30.8%		32.5%	30.5%
APAC (Asia, Australia and New Zealand)	515	565	(8.8)%	1,046	1,108	(5.6)%
Percentage of net revenues	17.7%	18.2%		18.4%	18.5%
Total net revenues	$2,915	$3,108	(6.2)%	$5,662	$5,969	(5.1)%

	Three Months Ended			Six Months Ended

	December 29, 2002	December 30, 2001	Change	December 29, 2002	December 30, 2001	Change

U.S.	$1,267	$1,436	(11.8)%	$2,509	$2,783	(9.8)%
Percentage of net revenues	43.5%	46.2%		44.3%	46.6%
International	$1,648	$1,672	(1.4)%	$3,153	$3,186	(1.0)%
Percentage of net revenues	56.5%	53.8%		55.7%	53.4%
Total net revenues	$2,915	$3,108	(6.2)%	$5,662	$5,969	(5.1)%

In the second quarter and the first half of fiscal 2003, our total net revenues decreased by 6.2% and 5.1%, respectively, as compared with the corresponding periods of fiscal 2002. Within the U.S., our total net revenues decreased by 11.8% and 9.8% during the second quarter and the first half of fiscal 2003, respectively, as compared with the corresponding periods of fiscal 2002. Internationally, our total net revenues decreased by 1.4% and 1.0% during the second quarter and the first half of fiscal 2003, respectively, as compared with the corresponding periods of fiscal 2002. The decrease in total net revenues in the U.S. and internationally is primarily the result of continued adverse economic conditions.

In the second quarter of fiscal 2003, as compared with the corresponding period of fiscal 2002, the marginal decrease of 1.4% in international net revenues was primarily the result of decreases in net revenues in Japan, the United Kingdom and Greater China, partially offset by increases in Germany, Northern Europe, and Southern Europe, Africa and Middle East (SEAME). Greater China consists of the People’s Republic of China, Taiwan and Hong Kong. Southern Europe consists primarily of Italy, Spain, Switzerland and other Mediterranean countries. Northern Europe consists primarily of the Scandinavian countries, the Netherlands, Belgium/Luxembourg, Eastern European countries and Russia.

In the first half of fiscal 2003, as compared with the corresponding period of fiscal 2002, the marginal decrease of 1.0% in international net revenues was primarily the result of decreases in net revenues in Japan, the United Kingdom, SEAME and Greater China, partially offset by increases in Germany, Korea, France and Thailand.

In the second quarter of fiscal 2003, within the Americas-Other region, net revenues decreased by 2.0% as compared with the corresponding period of fiscal 2002, primarily because of decreases in net revenues in Venezuela and Brazil, partially offset by increases in Chile and Canada.

In the first half of fiscal 2003, within the Americas-Other region, net revenues increased by 3.5% as compared with the corresponding period of fiscal 2002, primarily because of increases in net revenues in Mexico and Canada, partially offset by decreases in Venezuela and Brazil.

In the second quarter of fiscal 2003, within the EMEA region, net revenues increased by 3.0%, as compared with the corresponding period of fiscal 2002, primarily because of increases in net revenues in Germany, Northern Europe and the SEAME region, partially offset by decreases in the United Kingdom. During the second quarter of fiscal 2003, EMEA revenues benefited from a favorable foreign exchange impact as compared with the corresponding period of fiscal 2002. While the benefit from a change in currency rates cannot be precisely calculated because we regularly adjust our prices to current market conditions, we note that the average exchange rate for the euro for the three months ended December 29, 2002 increased approximately 9% as compared with the corresponding period of fiscal 2002.

In the first half of fiscal 2003, within the EMEA region, net revenues increased by 1.1%, as compared with the corresponding period of fiscal 2002, primarily because of increases in net revenues in Germany and France, partially offset by decreases in the United Kingdom and the SEAME region. During the first half of fiscal 2003, EMEA revenues benefited from a favorable foreign exchange impact as compared with the corresponding period of fiscal 2002. For example, the average exchange rate for the euro for the six months ended December 29, 2002 increased approximately 11% as compared with the corresponding period of fiscal 2002.

In the second quarter of fiscal 2003, within the APAC region, net revenues decreased by 8.8% as compared with the corresponding period of fiscal 2002, primarily because of decreases in net revenues in Japan and Greater China.

In the first half of fiscal 2003, within the APAC region, net revenues decreased by 5.6% as compared with the corresponding period of fiscal 2002, primarily because of decreases in net revenues in Japan and Greater China. These decreases were partially offset by increases in Korea and Thailand. Economic conditions in Japan have declined substantially in recent years and have adversely impacted our sales in this region. If the economic trend in Japan continues or economic conditions significantly worsen in a quarter or decline over an extended period of time, our results of operations and cash flows could be further adversely affected.

Gross Margin
(dollars in millions)

	Three Months Ended			Six Months Ended

	December 29, 2002	December 30, 2001	Change	December 29, 2002	December 30, 2001	Change

Products gross margin	$895	$823	8.7%	$1,682	$1,593	5.6%
Percentage of products net revenue	44.5%	36.4%	8.1 pts	43.2%	36.9%	6.3 pts
Services gross margin	$368	$316	16.5%	$713	$602	18.4%
Percentage of services net revenue	40.8%	37.3%	3.5 pts	40.3%	36.4%	3.9 pts
Total gross margin	$1,263	$1,139	10.9%	$2,395	$2,195	9.1%
Percentage of net revenues	43.3%	36.6%	6.7 pts	42.3%	36.8%	5.5 pts

Products Gross Margin

In the second quarter and first half of fiscal 2003, products gross margin increased by 8.1 and 6.3 percentage points, respectively, as compared with the corresponding periods of fiscal 2002. The 8.1 and 6.3 percentage point increases in products gross margin were primarily a result of: (1) lower purchased component costs; (2) lower platform transition costs associated with the conversion of a majority of our product lines to the UltraSPARC III microprocessor that were incurred in the first half of fiscal 2002; and (3) lower fixed manufacturing costs. These favorable elements were partially offset by: (1) reductions in product pricing (normal price list reductions and competitive transaction pricing); and (2) changes in the sales products mix. The fiscal 2002 transition costs primarily consisted of write-offs for excess and obsolete inventory and costs associated with rework.

Should the global macroeconomic conditions remain unfavorable or deteriorate further, or the pricing pressures associated with competition intensify, products gross margin could be adversely impacted.

Services Gross Margin

In the second quarter and the first half of fiscal 2003, the 3.5 and 3.9 percentage point increases in services gross margin, respectively, as compared with the corresponding periods of fiscal 2002, reflected the impact of: (1) overall cost reductions, primarily from decreases in discretionary spending, and improved operating efficiencies across all lines of our services business, helped, in part, by lower overall headcount; and (2) support services revenue increasing as a percentage of total services net revenue (support services generates a higher gross margin than professional services or educational services). The impact of these favorable items on services gross margin in the second quarter and the first half of fiscal 2003, as compared with the corresponding periods of fiscal 2002, was partially offset by competitive pricing pressures.

Operating Expenses
(dollars in millions)

	Three Months Ended			Six Months Ended

	December 29, 2002	December 30, 2001	Change	December 29, 2002	December 30, 2001	Change

Research and development	$451	$428	5.4%	$888	$901	(1.4)%
Percentage of net revenues	15.5%	13.8%		15.7%	15.1%
Selling, general and administrative	$830	$966	(14.1)%	$1,712	$1,927	(11.2)%
Percentage of net revenues	28.5%	31.1%		30.2%	32.3%
Restructuring charges	$357	$511	(30.1)%	$381	$525	(27.4)%
Percentage of net revenues	12.2%	16.4%		6.7%	8.8%
Purchased in-process research and development	$4	$—	N/M	$4	$3	33.3%
Percentage of net revenues	0.1%	—%		0.1%	0.1%
Impairment of goodwill and other intangible assets	$2,125	$—	N/M	$2,125	$—	N/M
Percentage of net revenues	72.9%	—%		37.5%	—%

Research and Development (R&D) Expenses

In the second quarter of fiscal 2003, R&D expenses, as a percentage of total net revenues, increased to 15.5% from 13.8% in the corresponding period of fiscal 2002. The increase in the percentage of R&D expenses to total net revenues is the result of: (1) an increase in the dollar amount of expenses incurred during the second quarter of fiscal 2003, as compared with the dollar amount of expenses incurred during the second quarter of fiscal 2002; and (2) a decrease in total net revenues in the second quarter of fiscal 2003, as compared with total net revenues in the second quarter of fiscal 2002. In dollars, R&D expenses increased by 5.4% to $451 million in the second quarter of fiscal 2003, as compared with $428 million in the second quarter of fiscal 2002. The dollar increase in R&D expenses for the second quarter of fiscal 2003, as compared with the corresponding period of fiscal 2002, was primarily a result of: (1) higher variable compensation costs in the second quarter of fiscal 2002 due to the cancellation of certain bonuses previously accrued for, and which action did not recur in the second quarter of fiscal 2003; and (2) higher costs due to our fiscal 2003 acquisitions. In general, fluctuations in R&D expenses will occur depending on the timing of product introductions, among other factors.

In the first half of fiscal 2003, R&D expenses, as a percentage of total net revenues, increased to 15.7% from 15.1% in the corresponding period of fiscal 2002. The increase in the percentage of R&D expenses to total net revenues is the result of a decrease in revenues in the first half of fiscal 2003, as compared with the corresponding period of fiscal 2002. In dollars, R&D expenses decreased by 1.4% to $888 million in the first half of fiscal 2003, as compared with $901 million in the first half of fiscal 2002. The dollar decrease in R&D expenses for the first half of fiscal 2003, as compared with the corresponding period of fiscal 2002, was a result of: (1) lower costs incurred for prototype development; (2) lower infrastructure costs due to our restructuring plans; and (3) lower depreciation costs. The impact of these favorable items was partially offset by increases in variable compensation costs due to: (1) a decreased benefit from our mandatory July 2002 shutdown, as compared with our mandatory July 2001 shutdown, resulting from fewer required vacation days in July 2002 as compared with July 2001; and (2) the cancellation of certain bonuses in the second quarter of fiscal 2002 (previously accrued for), which action did not recur in the second quarter of fiscal 2003.

Selling, General and Administrative (SG&A) Expenses

In the second quarter of fiscal 2003, SG&A expenses, as a percentage of total net revenues, decreased to 28.5% from 31.1% in the corresponding period of fiscal 2002. The decrease in the percentage of SG&A expenses to total net revenues is the result of a decrease in SG&A expenses incurred during the second quarter of fiscal 2003, as compared with the level of SG&A expenses incurred during the second quarter of fiscal 2002. In dollars, SG&A expenses decreased $136 million to $830 million in the second quarter of fiscal 2003, as compared with $966 million in the second quarter of fiscal 2002. The dollar decrease is primarily the result of: (1) lower discretionary spending in areas such as advertising and consulting; and (2) lower headcount-related costs and occupancy spending due to our previous years’ restructuring plans. These reductions were partially offset by higher incentive compensation costs, primarily in the form of sales commissions, in the second quarter of fiscal 2003.

In the first half of fiscal 2003, SG&A expenses, as a percentage of total net revenues, decreased to 30.2% from 32.3% in the corresponding period of fiscal 2002. The decrease in the percentage of SG&A expenses to total net revenues is the result of a decrease in SG&A expenses incurred during the first half of fiscal 2003, as compared with the level of SG&A expenses incurred during the first half of fiscal 2002. In dollars, SG&A expenses decreased $215 million to $1,712 million in the first half of fiscal 2003, as compared with $1,927 million in the first half of fiscal 2002. The dollar decrease is the result of: (1) lower headcount-related costs and occupancy spending due to our previous years’ restructuring plans; and (2) lower discretionary spending in areas such as advertising and consulting. These reductions were partially offset by (1) a decreased benefit from our mandatory July 2002 shutdown, as compared with our mandatory July 2001 shutdown, resulting from fewer required vacation days in July 2002 as compared with July 2001; and (2) higher incentive compensation costs, primarily in the form of sales commissions, in the second quarter of fiscal 2003.

Restructuring Charges

Fiscal 2003 Restructuring Plan

In October 2002, we committed to and began implementing a workforce reduction and facility exit plan (Fiscal 2003 Restructuring Plan). The goal of this plan is to reduce costs and improve operating efficiencies in order to adjust to the current business environment. Specifically, it is our intent to reduce headcount to approximately 35,000 employees and to eliminate excess facility capacity in light of revised facility requirements. In accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, during the three and six months ended December 29, 2002, we recognized $308 million in restructuring charges associated with the Fiscal 2003 Restructuring Plan (consisting of a $176 million workforce reduction charge and a $132 million excess facility charge as discussed below).

During the second quarter of fiscal 2003, we recognized a workforce reduction charge of $176 million relating to severance and related fringe benefits for approximately 3,200 employees. The workforce reduction will result in the termination of employees across all employee levels, business functions, operating units, and geographic regions. As of December 29, 2002, approximately 2,700 employees had been terminated as a result of the restructuring. We expect the remaining employees to be terminated during the third and fourth quarters of fiscal 2003, depending on the local employment laws that govern such employees. We may incur additional workforce-related charges should we identify additional individual employees to be terminated in certain countries and, again, depending on the local employment laws that govern such employees.

In addition, during the second quarter of fiscal 2003, we recorded a charge of $132 million relating to the consolidation of excess facilities. The facility exit charges include:

•	$114 million of estimated future obligations for noncancelable lease payments (net of estimated sublease income of $44 million) or termination fees generated by exiting excess rental facilities. We estimated the cost of exiting and terminating the facility leases by referring to the contractual terms of the agreements and by evaluating the current real estate market conditions. In addition, we intend to sublease certain leased facilities and estimated the sublease income by evaluating the current real estate market conditions or, where applicable, by referring to amounts being negotiated;

•	$18 million for the impairment of property and equipment (primarily leasehold improvements) for which there are insufficient cash flows to support the carrying cost. The property and equipment impairment was determined based on the difference between the assets’ estimated fair value and their carrying value as of December 29, 2002.

We expect to exit the facilities relating to the amounts accrued under the Fiscal 2003 Restructuring Plan by December 29, 2003. At December 29, 2002, we had an aggregate accrued liability of $236 million with respect to the Fiscal 2003 Restructuring Plan.

Fiscal 2002 Restructuring Plan and Fiscal 2001 Facility Exit Plan

We committed to a restructuring plan in fiscal 2002 (Fiscal 2002 Restructuring Plan) and a facility exit plan in fiscal 2001 (Fiscal 2001 Facility Exit Plan). We recorded initial restructuring charges in fiscal years 2002 and 2001 based on assumptions and related estimates that were deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to the continued deterioration of the commercial real estate market, primarily in the U.S., we revised certain estimates and made the appropriate adjustments to the initial restructuring charges recorded during fiscal years 2002 and 2001. Additionally, during the three and six months ended December 29, 2002, we recognized net charges of $27 million and $41 million, respectively, related to our Fiscal 2002 Restructuring Plan, and charges of $23 million and $34 million, respectively, for the Fiscal 2001 Facility Exit Plan, primarily due to continued deterioration of the commercial real estate market, which resulted in a reduction of our estimated sublease income on exited facilities. At December 29, 2002, we had an aggregate accrued liability of $272 million with respect to these two plans.

Purchased In-Process Research and Development (IPRD)

Overview

We incurred purchased in-process research and development (IPRD) expenses of $3.5 million in the second quarter and the first half of fiscal 2003 which represented the write-off of in-process technologies associated with our acquisitions of: (1) Pirus ($3.3 million); and (2) Terraspring ($0.2 million), both of which occurred in the second quarter of fiscal 2003. There was $3.2 million of IPRD expenses in the first half of fiscal 2002, associated with the acquisition of Isopia, Inc, which occurred during the first quarter of fiscal 2002. At the date of each of these acquisitions, the projects associated with the IPRD efforts had not yet reached technological feasibility and the IPRD had no alternative future uses. Accordingly, these amounts were expensed on the respective acquisition dates of each acquired company. See also Note 3 to the Condensed Consolidated Financial Statements.

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

Valuation assumptions

The following table summarizes the significant assumptions underlying the valuation related to the IPRD for the six months ended December 29, 2002 (dollars in millions):

					Percentage of Revenue
		Estimated Cost
		to Complete	Percentage
		Technology	Completed at	Average
Acquired		at Time of	Time of	Revenue
Company	IPRD	Acquisition	Acquisition	Growth Rate	Average COS	Average SG&A	Average R&D	Discount Rate Used

Pirus	$3.3	3.8	30%	15%	51%	31%	4%	22%
Terraspring	$0.2	1.0	25%	23%	12%	22%	2%	31%

Given the uncertainties of the commercialization process, we cannot assure you that deviations from our estimates will not occur. We believe there is a reasonable chance of realizing the economic return expected from the acquired in-process technology. However, there is risk associated with the realization of benefits related to commercialization of an in-process project due to rapidly changing customer needs, complexity of technology and growing competitive pressures. Therefore, we cannot assure you that any project will achieve commercial success. Failure to successfully commercialize an in-process project would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of our intangible assets acquired may become impaired.

Specifically, at the respective acquisition dates, Pirus was engaged in development activity associated with certain storage utility switch upgrades and Terraspring was engaged in development activity associated with certain upgraded infrastructure software solutions.

Overall status of business combinations prior to fiscal 2003

Except for the acquisitions discussed under Note 5 to the Condensed Consolidated Financial Statements, we believe that the projections we used in performing our valuations for each acquisition, are still valid in all material respects; however, we cannot assure you that the projected results will be achieved. We continue to make substantial progress related to the development and commercialization of acquired technologies. Although we have experienced delays in the completion of certain of our development efforts and their related commercialization, the expected total costs to complete such technologies have not materially increased, individually or in the aggregate, from our estimates at the time of the acquisitions. We periodically evaluate our product development timeline and modify our overall business plan in response to various factors. Modifications to our business plan include the reallocation of resources among various alternative development projects. The impact of delays in the realization of economic benefits related to acquired technologies, individually or in the aggregate, has not been material to our overall consolidated financial position as of the quarter ended December 29, 2002, or results of operations for the two quarters then ended.

Impairment of Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”, is the authoritative standard on the accounting for the impairment of goodwill. SFAS 142 requires that we evaluate on an annual basis (or whenever events occur which may indicate possible impairment) whether any portion of our recorded goodwill is impaired. We performed this analysis at one level below the operating segment level (Note 8) as defined in SFAS 142. As discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002, this analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists; and (2) measure the amount of impairment.

In October 2002, based on a combination of factors, particularly: (1) our current and projected operating results; (2) our decision to reduce our workforce and eliminate excess facility space; and (3) our then current market capitalization, we concluded there were sufficient indicators to require us to perform an analysis to assess whether any portion of our recorded goodwill balance was impaired.

As part of this analysis, SFAS 142 requires that we estimate the fair value of our reporting units as compared with their estimated book value. If the estimated fair value of a reporting unit is less than the estimated book value, then an impairment is deemed to have occurred. In estimating the fair value of our reporting units, we primarily used the income approach (which utilizes forecasted discounted cash flows to estimate the fair value of the reporting unit) and the market approach (which estimates fair value based on market prices for comparable companies). We also considered Sun’s total market capitalization as of October 17, 2002 (the date we concluded an analysis was required), and our average market capitalization for the 30 days prior to and subsequent to October 17, 2002 in order to assess volatility in market capitalization on that day.

Our last analysis was in the fourth quarter of fiscal 2002. We concluded at that time, that we did not have any impairment of goodwill based on our then forecasted discounted cash flows as well as our market capitalization. However, in October 2002, the estimated fair value of our reporting units decreased because our current forecasted discounted cash flows and market capitalization were lower than at the time of our previous analysis. Based on this analysis, we concluded that the goodwill in our Network Storage and Volume Server reporting units was impaired. As required by SFAS 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of the reporting units to the tangible and intangible assets (other than goodwill) within these reporting units. Based on this allocation, we concluded that all of the recorded goodwill in the Network Storage reporting unit ($461 million) and the Volume Server reporting unit ($1,566 million) was impaired and needed to be expensed as a noncash charge to continuing operations during the second quarter of fiscal 2003.

Based on the considerations outlined in the above discussion on goodwill, in October 2002, we concluded there were sufficient indicators to require us to perform an analysis to assess whether a portion of our other intangible assets was impaired. SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, is the authoritative standard on the accounting for the impairment of other intangible assets. As a result of our analysis we recognized an impairment expense of $98 million in our Product Group reporting segment to reduce our other intangible assets balance to its fair value during the second quarter of fiscal 2003. The fair value of the other acquisition-related intangibles and a revenue generating technology license was determined based primarily on the income approach, which utilizes discounted cash flows to estimate the fair value of the asset.

Loss on Equity Investments

(dollars in millions)

	Three Months Ended			Six Months Ended

	December 29, 2002	December 30, 2001	Change	December 29, 2002	December 30, 2001	Change

Gain (loss) on equity investments, net	$(11)	$(39)	71.8%	$(42)	$(58)	27.6%
Percentage of net revenues	(0.4)%	(1.3)%		(0.7)%	(1.0)%

Our equity investments portfolio, which primarily consists of investments in publicly traded and privately-held technology companies contained within our internally-managed venture capital fund, has continued to be negatively impacted by the adverse global economic condition of and decreased equity valuations in the technology sector during the second quarter of fiscal 2003. The loss on equity investments in the second quarter and first half of fiscal 2003 of $11 million and $42 million, respectively, as compared with the $39 million and $58 million loss in the corresponding periods of fiscal 2002, respectively, was primarily related to a continuing decline in value of the portfolio that was considered other than temporary.

Our decision to liquidate marketable equity securities in the future will depend upon numerous factors, including the condition of the stock market and the status of the economy, many of which are not predictable nor within our control.

Interest Income, net
(dollars in millions)

	Three Months Ended			Six Months Ended

	December 29, 2002	December 30, 2001	Change	December 29, 2002	December 30, 2001	Change

Interest income, net	$38	$68	(44.1)%	$77	$175	(56.0)%
Percentage of net revenues	1.3%	2.2%		1.4%	2.9%

In the second quarter and the first half of fiscal 2003, interest income, net, decreased 44.1% and 56.0%, respectively, as compared with the corresponding periods of fiscal 2002. The decrease in the second quarter of fiscal 2003, as compared with the corresponding period of fiscal 2002, is primarily due to a combination of lower interest rates and lower cash and marketable debt securities balances. In addition, fewer realized gains on the sale of certain marketable debt securities were recorded in the first half of fiscal 2003, as compared with the corresponding period of fiscal 2002.

The average duration of our portfolio of marketable securities decreased to 0.84 years as of December 29, 2002 from 1.36 years as of December 30, 2001. In general, we would expect the volatility of this portfolio to decrease as its duration decreases.

Our interest income and expense are sensitive primarily to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and marketable securities, which are predominantly variable interest rate instruments. To better match the interest rate characteristics of our fixed-rate unsecured senior debt securities with those in our investment portfolio, we entered into interest rate swap transactions so that the interest associated with these debt securities effectively becomes variable.

Income Taxes
(dollars in millions)

	Three Months Ended			Six Months Ended

	December 29, 2002	December 30, 2001	Change	December 29, 2002	December 30, 2001	Change

Income tax benefit	$(194)	$(306)	(36.6)%	$(286)	$(433)	(33.9)%
Percentage of loss before taxes	7.8%	41.5%		10.7%	41.5%

Our effective income tax benefit rate was 7.8% for the second quarter of fiscal 2003 and 10.7% for the first half of fiscal 2003, as compared with an effective income tax benefit rate of 41.5% for both corresponding periods of fiscal 2002. The difference in our tax benefit rate for the second quarter and the first half of fiscal 2003, as compared with the corresponding periods of fiscal 2002 is primarily due to the non-deductibility of goodwill impairment recognized in the second quarter of fiscal 2003.

Our quarterly tax rate for the third and fourth quarters as well as the full year of fiscal 2003 will be largely dependent on our profit or loss during such quarters and could fluctuate significantly.

Critical Accounting Policies

Please see the discussion of our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002. Material changes in the accounts affected by our critical accounting policies, subsequent to that report, are described below:

Goodwill

In October 2002, based on a combination of factors, particularly: (1) our current and projected operating results; (2) our decision to reduce our workforce and eliminate excess facility space; and (3) our current market capitalization, we concluded that there were sufficient indicators to require us to perform an analysis to assess whether any portion of our recorded goodwill balance was impaired. SFAS 142, “Goodwill and Other Intangible Assets”, is the authoritative standard on the accounting for the impairment of goodwill. After engaging independent valuation experts to assist us in determining the amount of goodwill impairment, we recognized an impairment charge of $2,027 million to reduce our goodwill balance to its fair value. This impairment charge was recognized in the second quarter of fiscal 2003. As of December 29, 2002, we have a remaining goodwill balance of $326 million which we will be required to periodically evaluate for further impairments. Any additional impairments could have a significant impact on our future earnings.

Other Intangible Assets

Pursuant to the considerations outlined in the preceding discussion on goodwill, in October 2002, we concluded there were sufficient indicators to require us to perform an analysis to assess whether a portion of our other intangible assets balance was impaired. SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, is the authoritative standard on the accounting for the impairment of other intangible assets. As a result of our analysis we recognized an impairment charge of $98 million to reduce our other intangible assets balance to its fair value. As of December 29, 2002, we have a remaining other intangible assets balance of $148 million, which consists of $121 million related to intangible assets acquired through business combinations and $27 million related to a revenue generating technology license. We will be required to periodically evaluate our other intangible assets balance for further impairments. Any additional impairments could have a significant impact on our future earnings.

Stock Options and Incentive Plans

Information with respect to stock option and stock purchase rights activity for the six months ended December 29, 2002, is as follows (in millions, except per share amounts):

		Outstanding Options
	Shares
	Available	Number	Weighted
	for	of	Average
	Grant	Shares	Exercise Price

Balance at June 30, 2002	244	556	$15.86
Additional shares reserved	135	—	—
Grants and assumptions	(71)	73	3.49
Exercises	—	(7)	1.40
Cancellations	19	(20)	16.83
Plan expiration	(17)	—	—

Balance at December 29, 2002	310	602	$14.48

The following table summarizes significant ranges of outstanding and exercisable options at December 29, 2002 (shares and aggregate intrinsic value in millions):

	Outstanding Options					Options Exercisable

		Weighted
		Average	Weighted				Weighted
		Remaining	Average	Aggregate			Average	Aggregate
		Life	Exercise	Intrinsic	Potential		Exercise	Intrinsic	Potential
Range of Exercise Prices	Shares	in Years	Price	Value	Dilution	Shares	Price	Value	Dilution

$0.01 - $3.25	61	2.3	$1.84	$86	1.9%	55	$1.87	$76	1.7%
$3.26 - $5.01	119	5.4	3.71	—	3.7%	53	3.68	—	1.7%
$5.02 - $10.00	170	5.5	7.33	—	5.3%	66	6.12	—	2.1%
$10.01 - $15.00	53	5.4	12.63	—	1.7%	24	12.67	—	0.7%
$15.01 - $20.00	93	5.8	17.95	—	2.9%	28	17.62	—	0.9%
$20.01 - $40.00	56	5.3	37.64	—	1.7%	24	36.83	—	0.7%
$40.00 - $108.30	50	5.4	49.90	—	1.6%	21	49.86	—	0.7%

	602	5.2	$14.48	$86	18.8%	271	$12.62	$76	8.5%

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price of $3.25 at December 29, 2002, and the exercise price, times the number of shares) that would have been received by the option holder had all option holders exercised their options on December 29, 2002. This amount changes based on the market value of Sun’s stock.

Potential dilution is computed by dividing the options in the related range of exercise prices by the shares of common stock issued, adjusted for treasury stock, as of December 29, 2002 (3,194 million shares).

The 602 million options outstanding at December 29, 2002 will vest as follows (in millions):

	Q2'03 and prior	2003	2004	2005	2006	2007	2008	Total

Number of Options	271	64	88	76	54	35	14	602

Options Granted to the Five Most Highly Compensated Executive Officers

Name	Number of Options Granted	Exercise Price

Scott G. McNealy	1,000,000	$3.70
Michael E. Lehman	20,000	$3.40

At December 29, 2002, only two executive officers named in the Summary Compensation Table as reported in our Proxy Statement dated September 30, 2002 were executive officers and/or Board members of Sun.

Equity Compensation Plan Information

A summary of our stockholder approved and non-approved equity compensation plans as of December 29, 2002 is as follows (in millions, except per share amounts):

	Number of Securities	Weighted Average
	to be Issued upon	Exercise Price of	Number of Securities
	Exercise of	Outstanding Options,	Remaining Available
	Outstanding Options,	Warrants and Rights	for Future Issuance Under
Plan Category	Warrants and Rights	(in dollars)	Equity Compensation Plans

Equity compensation plans approved by security holders (excluding ESPP)	582	$14.64	280
Equity compensation plans not approved by security holders (excluding ESPP)	20	$9.96	30

Total (excluding ESPP)	602	$14.48	310

Equity compensation plans approved by security holders (ESPP only)	N/A	N/A	68
Equity compensation plans not approved by security holders (ESPP only)	N/A	N/A	—

Total (ESPP only)	N/A	N/A	68

All Plans	602	$14.56	378

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
(dollars in millions)

	December 29, 2002	June 30, 2002	Change

Cash and cash equivalents	$1,557	$2,024	$(467)
Marketable debt securities	3,720	3,840	(120)

Total cash, cash equivalents and marketable debt securities	$5,277	$5,864	$(587)

Percentage of total assets	39.2%	35.5%	3.7pts
Days sales outstanding (DSO)	71	72	(1)
Inventory turns — product only	9.0	6.7	2.3

	Six Months Ended

	December 29, 2002	December 30, 2001	Change

Cash provided by operating activities	$323	$415	$(92)
Cash used in investing activities	$(167)	$(517)	$350
Cash used in financing activities	$(623)	$(165)	$(458)
Net decrease in cash and cash equivalents	$(467)	$(267)	$(200)

Changes in Cash Flow

During the six months ended December 29, 2002, our operating activities generated cash flows of $323 million. However, during this same period our cash, cash equivalents and marketable debt securities decreased by $587 million. This decrease was primarily attributable to the $499 million purchase of our common stock in the open market, the $200 million principal payment on our issued fixed-rate unsecured senior debt securities (Senior Notes) and the $270 million capital spending on equipment additions to support product development and spare parts investments and investments in other assets.

The decrease in cash flows provided by operating activities during the six months ended December 29, 2002, resulted from decreases in accounts payable and other liabilities and were partially offset by decreases in net accounts receivable, and inventory.

Net accounts receivable decreased to $2,291 million at December 29, 2002 from $2,745 million at June 30, 2002. The decrease in net accounts receivable was primarily due to the lower volume of sales and a decrease in days of sales outstanding (DSO). DSO measures the average age (in terms of days) of our accounts receivable, or in other words, the average time it takes to turn the receivable into cash. DSO is also an indicator of a company’s linearity of sales for a quarter. There are a number of factors affecting DSO, including our invoicing, payment terms and collection ability. The decrease in DSO from 72 to 71 days was primarily attributable to the timing of customer payments.

Inventory decreased to $484 million at December 29, 2002 from $591 million at June 30, 2002 and our inventory turns rate has increased to 9.0 times at December 29, 2002 from 6.7 at June 30, 2002. Inventory turns is annualized and represents the number of times it is replenished during the year. The increase in the inventory turns rate is a function of the lower balance in inventory and our ability to efficiently manage our inventory to meet customer demands. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Prepaid expenses and other current assets decreased to $729 million at December 29, 2002 from $847 million at June 30, 2002 due to the receipt of an income tax refund during the second quarter of fiscal 2003, partially offset by increases in value added tax receivable.

Accounts payable decreased to $809 million at December 29, 2002 from $1,044 million at June 30, 2002. This decrease was primarily due to lower inventory levels and decreases in related operating activities, partially offset by an increase in value added tax payable. Our accrued payroll-related liabilities decreased to $447 million at December 29, 2002 from $538 million at June 30, 2002, as a result of a reduction in accrued incentive compensation costs. Accrued liabilities decreased to $1,180 million at December 29, 2002 from $1,201 million at June 30, 2002, as a result of the overall decrease in our sales and related operational costs. Other non-current obligations increased to $1,898 million at December 29, 2002 from $1,664 million at June 30, 2002 primarily due to increases in the long-term liability related to our restructuring plans and increases in the interest rate swap valuation of our Senior Notes.

Liquidity

We expect significant cash outlays for the second half of fiscal year 2003, including capital expenditures for investment in our product development and initiatives, and funding of liabilities associated with the reduction in force and the consolidation of facilities in connection with our restructuring plans. Our board of directors has approved programs authorizing management to repurchase shares of our common stock in the open market at anytime. However, the timing and the actual number of shares to repurchase are at the discretion of our management and are contingent on numerous factors, including our share price and cash flow. Our $1.3 billion Senior Notes outstanding are due at various times between August 2004 and August 2009. The Senior Notes are subject to compliance with certain covenants that do not contain financial ratios. We are currently in compliance with these covenants. If we failed to be in compliance with these covenants, the trustee of the Senior Notes or holders of not less than 25% in principal amount of the Senior Notes would have the ability to demand immediate payment of all amounts outstanding.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents in subsidiaries for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. Accordingly, in addition to the $1,557 million in cash and cash equivalents, we currently have for shorter-term requirements approximately $3,720 million in marketable debt securities that are available for future operating, financing and investing activities, for a total cash and investments position of $5,277 million. However, part of this balance (approximately $1,463 million at June 30, 2002) represents cash generated from operations domiciled in foreign tax jurisdictions that are designated as permanently invested in the respective tax jurisdictions. While we do not currently believe there is a need to repatriate these funds to the U.S. in the short-term, if these funds are required for our operations in the U.S., we would be required to accrue and pay additional taxes to repatriate these funds.

In addition, we have uncommitted lines of credit aggregating approximately $549 million. No amounts were drawn from these lines of credit as of December 29, 2002. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

We believe that the liquidity provided by existing cash, cash equivalents, marketable debt securities, and cash generated from operations will provide sufficient capital to meet our requirements for at least the next 12 months. We believe our level of financial resources is a significant competitive factor in our industry and we may choose at any time to raise additional capital to strengthen our financial position, facilitate growth, and provide us with additional flexibility to take advantage of business opportunities that arise.

NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

Our auditors, Ernst & Young LLP, perform the following non-audit services that have been approved by our Audit Committee of the Board of Directors: expatriate tax services; international and U.S. tax planning and compliance services; and tax due diligence for acquisitions. In addition, certain of our officers, including Scott McNealy our Chairman of the Board of Directors, President and Chief Executive Officer, retain Ernst & Young LLP to advise them on their personal income taxes.

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

Our competitors are some of the largest, most successful companies in the world. They include International Business Machines Corporation (IBM), Hewlett-Packard Company, which now owns Compaq Computer Corporation (HP), EMC Corporation (EMC), Fujitsu Limited (Fujitsu) and the Fujitsu-Siemens joint venture. Our future competitive performance depends on a number of factors, including our ability to: (1) continually develop and introduce new products and services with better prices and performance than those offered by our competitors; (2) offer a wide range of products and solutions from small single processor systems to large complex enterprise level systems; (3) offer solutions to customers that operate effectively within a computing environment that includes hardware and software from multiple vendors; (4) offer products that are reliable and that ensure the security of data and information; (5) create products for which third party software vendors will develop a wide range of applications; and (6) offer high quality products and services. Certain of our competitors, including IBM and HP have financial and human resources and scale that is greater than ours, which increases the competitive pressures we face.

We also compete with systems manufacturers and resellers of systems based on microprocessors from Intel Corporation (Intel) and the Windows family of operating systems software from Microsoft Corporation (Microsoft). These competitors include Dell Computer Corporation (Dell) and HP, in addition to Intel and Microsoft. Certain of these competitors compete aggressively on price and seek to maintain very low cost structures. Some of these competitors are seeking to increase their market share in the enterprise server market. This competition creates increased pressure, including pricing pressure, on our workstation and lower-end server product lines. In particular, we are seeing increased competition and pricing pressures from Linux and other open source software vendors. We expect this competitive pressure to continue during the remainder of fiscal year 2003, with the anticipated releases of new software products from Microsoft and new microprocessors from Intel.

Fujitsu and its subsidiaries have, for many years, been a key strategic channel partner for Sun, distributing substantial quantities of our products throughout the world. However, Fujitsu is also a competitor of Sun and, as a licensee of various technologies from Sun and others, it has developed products that compete directly with our products. While we currently believe that Fujitsu intends to continue as our strategic channel partner, it is likely that the level of competition between Fujitsu and Sun will further intensify. While we intend to compete vigorously with Fujitsu, our inability to compete successfully with Fujitsu would have an adverse impact on our revenues and margins.

Over the last several years, we have invested significantly in our storage products business with a view to increasing the sales of these products both on a stand-alone basis to customers using the systems of our competitors, and as part of the systems that we sell. The intelligent storage products business is intensely competitive. EMC is currently a leader in this market and our primary competitor. During fiscal 2001, we entered into an OEM agreement with Hitachi Data Systems under which we agreed to collaborate to provide high-end hardware, software and support solutions. To the extent we are unable to continue to penetrate this market and compete effectively, our business and operating results could be adversely affected.

The pricing policies of our competitors impact the overall demand for our products and services. Some of our competitors are capable of operating at significant losses for extended periods of time, increasing pricing pressure on our products and services. If we do not maintain competitive pricing, the demand for our products and services, as well as our market share, may decline, having an adverse effect on our revenues. From time to time, in responding to competitive pressures, we lower the prices of our products and services. When this happens, if we are unable to reduce our component costs or improve operating efficiencies, our operating results and margins will be adversely affected.

We maintain higher selling, general and administrative and research and development costs, as a percentage of revenues, than many of our competitors.

One of our business strategies is to derive a competitive advantage and a resulting enhancement of our gross margins from our investments in innovative new technologies. As a result, as a percentage of revenues, we incur higher fixed R&D costs than many of our competitors. In addition, as a result of investing in a significant direct sales force we incur higher fixed selling costs as a percentage of revenue as compared with some of our competitors. To the extent that we are unable to develop and sell products with attractive gross margins in sufficient volumes, our earnings may be materially adversely affected by our cost structure.

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

The manufacture and introduction of our new hardware and software products is also a complicated process. Once we have developed a new product we face several challenges in the manufacturing process. We must be able to manufacture new products in high enough volumes so that we can have an adequate supply of new products to meet customer demand. We must be able to manufacture the new products at acceptable costs. This requires us to be able to accurately forecast customer demand so that we can procure the appropriate components at optimal costs. Forecasting demand requires us to predict order volumes, the correct mixes of our software and hardware products, and the correct configurations of these products. We must manage new product introductions to minimize the impact of customer-delayed purchases of existing products in anticipation of new product releases. We must also try to reduce the levels of older product and component inventories to minimize inventory write-offs. If we have excess inventory, it may be necessary to reduce our prices and write down inventory, which could result in lower gross margins. Additionally, our customers may delay orders for existing products in anticipation of new product introductions. As a result, we may decide to adjust prices of our existing products during this process to try to increase customer demand for these products. If we are introducing new products at the same time or shortly after the price adjustment, this will complicate our ability to anticipate customer demand for our new products. We continuously evaluate the competitiveness of our product and service offerings. These evaluations could also result in repricing actions in the near term. Our future operating results would be adversely affected if such repricing actions were to occur and we were unable to mitigate the resulting margin pressure by maintaining a favorable mix of systems, software, service and other products, or if we were unsuccessful in achieving component cost reductions, operating efficiencies and increasing sales volumes.

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

We depend on many suppliers for the necessary parts and components to manufacture our products. There are a number of vendors producing the parts and components that we need. However, there are some components that can only be purchased from a single vendor due to price, quality, or technology reasons. For example, we depend on Texas Instruments for our UltraSPARC microprocessors, Sony for various monitors and several other companies for custom integrated circuits. If we were unable to purchase the necessary parts and components on acceptable terms from a particular vendor and we had to find a new supplier for such parts and components, our new and existing product shipments could be delayed, adversely affecting our business and operating results.

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

Our products may have quality issues that could adversely affect our sales and reputation.

In the course of conducting our business, we experience and address quality issues. Some of our software and hardware products contain defects, including defects in our engineering, design and manufacturing processes, as well as defects in third party components included in our products, which may be beyond our control. Often defects are identified during our design, development and manufacturing processes and we are able to correct many of these. Sometimes defects are identified after introduction and shipment of new products or enhancements to existing products.

When a quality issue is identified, we work extensively with our customers to remedy such issues. We test the affected product to determine the root cause of the problem and to determine appropriate solutions. We may find an appropriate solution (often called a “patch”) or offer a temporary fix while a permanent solution is being determined. If we are unable to determine the root cause, find an appropriate solution or offer a temporary fix, we may delay shipment to customers. We may however ship products while we continue to explore a suitable solution if we believe the defect is not significant to the product’s functionality.

Finding solutions to quality issues for our customers can be expensive and may result in additional warranty and other costs to Sun, reducing our operating results. Delays in product shipments to our customers will delay revenue recognition and could adversely affect our revenues and reported results. If we are unable to fix identified errors or adequately address quality issues, our relationships with customers can be impaired, our reputation can suffer and we can lose customers or sales which could have a material adverse effect on our revenues, operating results, cash flows from operations and financial condition.

Our international customers and operations subject us to a number of risks.

Currently more than half of our revenues come from international sales. In addition, a portion of our operations consists of manufacturing and sales activities outside of the U.S. Our ability to sell our products and conduct our operations internationally is subject to a number of risks. Local economic, political and labor conditions in each country could adversely affect demand for our products and services or disrupt our operations in these markets. Currency fluctuations could also adversely affect our business in a number of ways. Although we take steps to reduce or eliminate certain foreign currency exposures that can be identified or quantified, we may incur currency translation losses as a result of our international operations. Further, in the event that currency fluctuations cause our products to become more expensive in overseas markets in local currencies, there could be a reduction in demand for our products or we could lower our pricing in some or all of these markets resulting in reduced revenue and margins. Alternatively, a weakening dollar could result in greater costs to us for our overseas operations. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business in these jurisdictions. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs. In addition, we could be subject to regulations, fines and penalties for violations of import and export regulations such as, our products being shipped directly or through a third party to certain countries. Such violations could result in penalties, including prohibiting us from exporting our products to one or more countries, and could adversely affect our business. See Part II, Item 1. “Legal Proceedings” for further discussion.

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

Investments. We have an investment portfolio that includes minority equity and debt investments. In most cases, we do not attempt to reduce or eliminate our market exposure on these investments and may incur losses related to the impairment of these investments. Our risk exposure in our marketable securities investments is concentrated across a relatively small number of entities and could be subject to substantial volatility if any of these entities experiences material changes to its business or securities. In addition, we have made and continue to evaluate and make, strategic equity investments in privately-held technology companies. Because these companies are typically early-stage ventures with either unproven business models, products that are not yet fully developed or products that have not yet achieved market acceptance, these investments are inherently risky due to factors beyond our control.

Goodwill and Other Intangible Assets. Statement of Financial Accounting Standards No. 142 (SFAS 142) “Goodwill and Other Intangible Assets” requires that we perform an analysis on our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. Under SFAS 142, goodwill is deemed to be impaired if the net book value of the reporting unit exceeds the estimated fair value. We recognized a significant impairment charge related to our goodwill and other intangible asset balances during the second quarter of fiscal 2003. Going forward, we will continue to review our goodwill and other intangible assets for possible impairment. Any additional impairment charges could adversely affect our reported results.

We are dependent on significant customers and specific industries.

Significant Customers. Sales to General Electric Company (GE) and its subsidiaries in the aggregate accounted for approximately 12%, 13% and 19% of our fiscal 2002, 2001 and 2000 net revenues, respectively. More than 90% of our revenue from GE was generated through GE subsidiaries acting as either a reseller or financier of our products. Sales through MRA Systems, Inc., a master reseller and a GE subsidiary, consisted of 8%, 10% and 16% of net revenues in 2002, 2001 and 2000, respectively, and sales to GE Capital, a finance/leasing company and a GE subsidiary, consisted of 2%, 2%, and 3% of net revenues in fiscal 2002, 2001 and 2000, respectively. As a master reseller, MRA Systems, Inc. acts as a distributor of our products to resellers who in turn sell those products to end-users. Revenue is generated from GE Capital whenever our customers elect to lease equipment through GE Capital; in such cases, we sell the equipment to GE Capital, which in turn, leases that equipment to customers. Our business could be adversely affected if GE or another significant customer terminated its business relationship with us or significantly reduced the amount of business it did with us.

Adverse Business Conditions in Specific Industries. We also depend on the telecommunications, financial services and manufacturing industries for a significant portion of our revenues. Significant reduction in technology capital spending in these industries, such as we have experienced since the last half of fiscal 2001, may continue to result in decreased revenues and earnings. Our revenues are dependent on the level of technology capital spending in the U.S. and international economies. If the current adverse economic conditions continue, we would expect that the significant reduction and deferrals of capital spending would continue. If capital spending continues to decline in these industries over an extended period of time, our business will continue to be adversely affected. We continue to execute on our strategy to reduce our dependence on these industries by expanding our product reach into new industries, but no assurance can be given that this strategy will be successful.

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

We intend to continue to make investments in companies, products, and technologies, either through acquisitions or investment alliances. For example, we have purchased several companies in the past and have also formed alliances, such as our OEM relationship with HDS for the collaboration on, and delivery of, a broad range of storage products and services. We also rely on IT services partners and independent software development to enhance the value to our customers of our products and services. Acquisitions and alliance activities often involve risks, including: (1) difficulty in assimilating the acquired operations and employees; (2) difficulty in managing product co-development activities with our alliance partners; (3) retaining the key employees of the acquired operation; (4) disruption of our ongoing business; (5) inability to successfully integrate the acquired technology and operations into our business and maintain uniform standards, controls, policies, and procedures; and (6) lacking the experience to enter into new product or technology markets. In addition, from time to time, our competitors acquire or enter into exclusive arrangements with companies with whom we do business or may do business in the future. Reductions in the number of partners with whom we may do business in a particular context may reduce our ability to enter into critical alliances on attractive terms or at all, and the termination of an existing alliance by a business partner may disrupt our operations. For example, as we partnered with PWC Consulting to provide professional services, the acquisition of PWC Consulting by IBM may reduce potential business for us. Failure to manage our alliance activities effectively and to integrate entities or assets that we acquire could affect our operating results or financial condition.

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

In response to the continuing global economic slowdown, we implemented a new facility exit plan during the second quarter of fiscal year 2003 as part of our ongoing efforts to consolidate excess facilities. The continuing general adverse economic conditions in the United States and in many of the countries in which we have significant leased properties have resulted in a surplus of business facilities making it difficult to sublease properties. If the adverse economic conditions continue, we may be unable to sublease our excess properties, or we may not meet our expected estimated levels of subleasing income, and our results of operations could be negatively affected.

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

Our stock price can be volatile.

Our stock price, like that of other technology companies, continues to be volatile. For example, our stock price can be affected by many factors such as quarterly increases or decreases in our earnings; speculation in the investment community about our financial condition or results of operations and changes in revenue or earnings estimates, announcement of new products, technological developments, alliances, acquisitions or divestitures by us or one of our competitors or the loss of key management personnel. In addition, general macroeconomic and market conditions unrelated to our financial performance may also affect our stock price.

Our credit rating is subject to downgrade.

In October 2002, Standard’s & Poor’s, a credit agency that follows Sun, downgraded us from triple-’B’-plus to triple-’B’ rating. In addition, Standard’s & Poor’s and Moody’s Investor Services, another credit agency, continued to place the Company on negative outlook. This reflects those credit agencies’ expectations that continued economic weakness and reduced IT spending will continue over at least the near-term to challenge Sun’s sales and profitability. The downgrade by Standard’s & Poor’s could increase our costs of obtaining, or make it more difficult to obtain new debt financing or issue new debt, either of which could adversely affect our business and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at December 29, 2002. Actual results may differ materially.

Interest Rate Sensitivity

Our investment portfolio consists primarily of fixed income instruments with an average duration of 0.84 years as of December 29, 2002. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, for example, a hypothetical 150 BPS increase in interest rates would result in an approximate $43 million decrease in the fair value of our investments in debt securities as of December 29, 2002.

We also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest payable on the Senior Notes effectively becomes variable and thus matches the variable interest rate received from our cash and marketable securities. Accordingly, interest rate fluctuations impact the fair value of our Senior Notes outstanding, which will be offset by corresponding changes in the fair value of the swap agreements. However, by entering into these swap agreements, we have a cash flow exposure related to the risk that interest rates may increase. For example, a hypothetical 150 BPS increase in interest rates would result in an approximate $22 million decrease in cash over a year.

Foreign Currency Exchange Risk

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of manufacturing and sales activities outside of the U.S., we enter into transactions in other currencies, primarily the euro, the Japanese yen and the British pound. As a result, we purchase currency options and forward contracts to reduce or eliminate certain foreign currency exposures that can be identified and quantified. Sun’s hedges are primarily intended to protect changes in the value of the U.S. dollar.

Based on our foreign currency exchange instruments outstanding at December 29, 2002, we estimate a maximum potential one-day loss in fair value of approximately $9 million, as compared with $8 million as of September 29, 2002, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables, and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. Foreign currency fluctuations did not have a material impact on our results of operations and financial position during the three or six month period ended December 29, 2002.

Equity Security Price Risk

We are exposed to price fluctuations on the marketable portion of equity securities included in our portfolio of equity investments. These investments are generally in companies in the high-technology industry sector, many of which are small capitalization stocks. We typically do not attempt to reduce or eliminate the market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $2 million decrease in the fair value of our available-for-sale equity investments as of December 29, 2002. At December 29, 2002, these equity securities represented approximately $12 million of the $15 million total fair value of the marketable equity securities.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 11, 2002, Eastman Kodak Company (Kodak) filed a civil lawsuit against us, Eastman Kodak Company v. Sun Microsystems, Inc., Civil Action No. 02-CV-6074, in the United States District Court for the Western District of New York. Kodak filed a First Amended Complaint on March 22, 2002. In the First Amended Complaint Kodak asserts that some of our products, including those relating to our JavaTM technology, infringe one or more claims of U.S. Patent No. 5,206,951, U.S. Patent No. 5,421,012, and U.S. Patent No. 5,226,161 (collectively, “the Kodak Patents”). Kodak further alleges that we have contributed to and induced infringement of one or more claims of the Kodak Patents. Kodak seeks injunctive relief against future infringement, unspecified damages for past infringement, and attorney’s fees and costs. On May 24, 2002, we filed an Answer to First Amended Complaint and Counterclaims, denying infringement of any valid and enforceable claim of any of the Kodak Patents. In the Answer and Counterclaims, we are also seeking declaratory judgment of noninfringement, invalidity and/or unenforceability of the Kodak Patents. We further allege that Kodak’s claims are barred in whole or in part by the doctrines of estoppel, laches and patent exhaustion, and that we have license and/or sublicense rights to the Kodak Patents. This case is at a very preliminary stage. Discovery has only recently commenced, and a trial has not been scheduled. Based on discussions over many months with Kodak, we believe that this suit is without merit and, accordingly, we will defend ourselves and pursue our counterclaims vigorously. At this time, we cannot forecast with reasonable certainty the potential costs associated with an adverse outcome of this matter.

On March 8, 2002, we filed suit against Microsoft Corporation (Microsoft) in the United States District Court for the Northern District of California, pursuant to United States and State of California antitrust laws, alleging numerous illegal acts on the part of Microsoft, including efforts to acquire, maintain and expand a number of illegal monopolies; illegal tying arrangements; illegal exclusive dealings; copyright infringement; unreasonable restraints of trade; and unfair competition. Our requested remedies include: (1) preliminary injunctions requiring Microsoft to distribute our binary implementation of the Java Run-time Environment as part of Windows XP and Internet Explorer (“must carry remedy”) and to stop the unlicensed distribution of Microsoft’s Virtual Machine for Java; (2) a permanent injunction to restore competition to the markets in which Microsoft is unlawfully attempting to acquire, maintain and expand a number of monopolies; and (3) compensation for losses we suffered as a result of Microsoft’s unlawful actions. On August 9, 2002, the Judicial Panel on Multidistrict Litigation issued an order transferring our lawsuit to the District of Maryland, for pretrial proceedings, in the case entitled Microsoft Corp. Windows Operating System Antitrust Litigation, MDL-1332. We filed an amended complaint on August 26, 2002, alleging additional illegal tying arrangements and acts of illegal monopoly maintenance. On December 23, 2002, the Honorable J. Frederick Motz issued an opinion stating he would grant our motions seeking a preliminary injunction regarding the “must carry remedy” and a preliminary injunction prohibiting distribution of Microsoft’s Virtual Machine for Java, subject to the parties conferring on the form of a final order. On January 15, 2003, a final order was entered by Judge Motz requiring Microsoft to implement our requested “must carry remedy” within 120 days for shipments of Windows XP. We have posted a $25 million bond in relation to the preliminary injunction. At the January 15, 2003 hearing, Judge Motz also reversed an earlier order dismissing two of our claims, subject to our filing of a minor amendment to one of those claims, and denied Microsoft’s remaining motions to dismiss. At the conclusion of the pretrial proceedings in MDL-1332, the lawsuit will return for trial to the Northern District of California. On January 22, 2003, Microsoft filed an appeal seeking review of Judge Motz’s “must carry” preliminary injunction and requesting that the injunction be stayed while such appeal is pending. On February 3, 2003, a panel of the Court of Appeals for the Fourth Circuit granted Microsoft’s stay request and granted a request by both parties for expedited consideration. A hearing has not been set, but we anticipate the Court of Appeals will hear the matter at or around the last week of March 2003.

In early February 2002, Sun and two of its subsidiaries received several charging letters from the United States Department of Commerce, Bureau of Industry and Security, Office of Export Enforcement (BIS) claiming that we had violated export control regulations. The letters relate to sales in 1998 in Egypt and in 1997 to a reseller in Hong Kong for subsequent resale in the People’s Republic of China. The relevant export statutes provide for monetary penalties, and in some instances, denial of export privileges and exclusion from practice before the BIS if a violation is found. We are involved in ongoing settlement discussions with BIS authorities regarding penalties and remedies. In order to facilitate these discussions, the BIS granted us an extension until November 1, 2002 to respond to the charging letters. A subsequent extension was granted until January 31, 2003, and at the government’s request, a further extension was granted until April 30, 2003. As previously reported, the BIS had informed us verbally that additional charges probably would be added and would be addressed in the context of the ongoing investigation and negotiations. On January 16, 2003, the BIS provided us with a proposed charging letter documenting nineteen (19) proposed additional charges. To our knowledge, the new charges relate to transactions occurring more than three years ago, and do not involve any recent transactions. We have submitted a written response acknowledging the additional proposed charges, without admitting or denying the alleged conduct, pending further investigation and discussion with the BIS. Based on settlement discussions with the BIS, we believe we are reasonably likely to reach a negotiated resolution encompassing all of these charging letters and that such resolution will not have a material adverse effect on our operations. Absent a negotiated resolution, an administrative hearing would be set and, in such case, we would assert a vigorous defense. We believe that any monetary penalties imposed would not have a material adverse effect on our financial condition or operating results. Although we do not believe the evidence would support the extreme sanction of a denial of export privileges or exclusion from practice before the BIS, any such penalties would have a material adverse effect on our business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the second quarter of fiscal 2003, we issued unregistered shares of our common stock in connection with our acquisition of Pirus Networks, Inc. (Pirus). The following chart provides information regarding the issuance of these unregistered shares to the stockholders of Pirus in exchange for all of the stockholders’ ownership interests in this company.

		Number of Shares of
		Sun Common Stock
		Issued (rounded to	Basis for Exemption
Name of Company Acquired	Date of Acquisition	nearest thousand)	from Registration

Pirus Networks, Inc.	November 14, 2002	50,259,000	Section 3(a)(10)

No underwriters were used in connection with the transaction. Our common stock and options to purchase our common stock were issued in exchange for all the outstanding securities of Pirus. Our common stock was issued after the California Department of Corporations issued a permit that, among other things, approved the terms and conditions of the transaction as being fair to the persons to whom we issued our common stock. The permit was issued after the California Department of Corporations held a fairness hearing open to everyone to whom Sun common stock would be issued. Following the closing, the assumed options are exercisable for the number of shares determined by multiplying the original number of shares subject to the option by the transaction exchange ratio. The per share exercise price is determined by dividing the original per share exercise price by the transaction exchange ratio.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on November 7, 2002. At such meeting, the following actions were voted upon:

(a)	Election of Directors:

	FOR	WITHHELD

Scott G. McNealy	2,583,609,933	113,689,137
James L. Barksdale	2,213,551,635	483,747,435
L. John Doerr	2,509,518,223	187,780,847
Judith L. Estrin	2,589,838,963	107,460,107
Robert J. Fisher	2,594,178,957	103,120,113
Michael E. Lehman	2,589,662,417	107,636,653
Robert L. Long	2,587,639,571	109,659,499
M. Kenneth Oshman	2,540,644,384	156,654,686
Naomi O. Seligman	2,593,684,412	103,614,658
Lynn E. Turner	2,596,565,259	100,733,811

The ten nominees who received the highest number of votes (all of the above individuals) were elected to the Board of Directors, and will serve as directors until our next annual meeting and until his or her successor is elected and qualified.

(b)	Amendment of our 1990 Long-Term Equity Incentive Plan to increase the number of shares of common stock authorized for issuance thereunder by 120,000,000 shares of common stock to an aggregate of 1,287,475,000 shares:

FOR	AGAINST	ABSTAIN	NON-VOTES

1,793,295,743	882,453,159	21,550,168	0

The amendment was approved.

(c)	Stockholder proposal regarding China business principles for rights of workers in China:

FOR	AGAINST	ABSTAIN	NON-VOTES

135,478,699	1,179,837,783	112,833,749	1,269,148,839

The proposal was not approved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See Index to Exhibits on pages 53 to 54 hereof.

(b)	Reports on Form 8-K

On September 30, 2002, we filed a report on Form 8-K with the Securities and Exchange Commission containing the Statements under Oath of the Principal Executive Officer, Scott G. McNealy, and of the Principal Financial Officer, Stephen T. McGowan, certifying our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and our 2002 Proxy Statement.

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

Date: February 12, 2003

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

Date: February 12, 2003

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

Date: February 12, 2003

/s/ Stephen T. McGowan Stephen T. McGowan Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1 (1)	Registrant’s Restated Certificate of Incorporation.
3.2 (2)	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant dated November 8, 2000.
3.3 (3)	Amended and Restated Certificate of Designations dated December 13, 2000.
3.4 (14)	Bylaws of the Registrant, as amended September 17, 2002.
4.8 (4)	Third Amended and Restated Shares Rights Agreement dated July 25, 2002.
4.10 (5)	Indenture, dated August 1, 1999 (the “Indenture”) between Registrant and The Bank of New York, as Trustee.
4.11 (5)	Form of Subordinated Indenture.
4.12 (5)	Officers’ Certificate Pursuant to Section 301 of the Indenture, without exhibits, establishing the terms of Registrant’s Senior Notes.
4.13 (5)	Form of Senior Note.
10.64 (6)	Registrant’s 1988 Directors’ Stock Option Plan, as amended on August 11, 1999.
10.65 (7)	Registrant’s 1990 Employee Stock Purchase Plan, as amended on August 13, 1997.
10.66 (8)	Registrant’s 1990 Long-Term Equity Incentive Plan, as amended on September 17, 2002.
10.66A(9)	Representative form of agreement to Registrant’s 1990 Long-Term Equity Incentive Plan (LTEIP).
10.66B(9)	French Sub-Plan to 1990 Long Term Equity Incentive Plan.
10.84 (10)	Registrant’s Non-Qualified Deferred Compensation Plan, as amended June 30, 2002.
10.85 (11)	Registrant’s Section 162(m) Executive Officer Performance-Based Bonus Plan, as amended and restated July 1, 2001.
10.87 (14)	Registrant’s Equity Compensation Acquisition Plan, as amended on July 25, 2002.
10.89 (12)	Form of Change of Control Agreement executed by each executive officer of Registrant.
10.90 (12)	Form of Change of Control Agreement executed by Chief Executive Officer of Registrant.
10.94 (10)	Promissory Notes issued by Robert L. Long on November 12, 2001 and January 10, 2002 and related documents.
10.95 (10)	Promissory Notes issued by Masood A. Jabbar on November 7, 2001 and related documents.
10.96 (13)	Promissory Notes issued by Jonathan I. Schwartz dated October 29, 2001 (“Note 1”), Promissory Note issued by Jonathan I. Schwartz dated June 28, 2002 (“Note 2”), cancellation of Notes 1 and 2 dated July 18, 2002, and Promissory Note issued by Jonathan I. Schwartz on July 19, 2002.
10.97 (14)	Retirement Transition Agreement dated April 30, 2002, and Resignation dated September 17, 2002, between the Registrant and Michael Lehman.
10.98 (14)	Retirement Transition Agreement dated April 30, 2002 between the Registrant and Edward Zander.
10.99 (14)	Retirement Transition Agreement dated July 18, 2002 between the Registrant and Masood Jabbar.
10.100(14)	Retirement Transition Agreement dated July 25, 2002 between the Registrant and John Shoemaker.
10.101(14)	Employment Agreement dated January 3, 2001 between the Registrant and David Yen, as amended May 17, 2001.
10.102(14)	Retention Bonus Agreement dated September 5, 2002 between the Registrant and Patricia Sueltz.
10.103(14)	Retention Bonus Agreement dated September 5, 2002 between the Registrant and Eva Sage-Gavin.
10.104(14)	Form of Indemnification Agreement executed by each Board member of Registrant.
10.105(15)	Registrant’s 1989 French Stock Option Plan, as amended December 23, 2002.
15.1	Letter Regarding Unaudited Interim Financial Information.
99.1	Certification of Chief Executive Officer, Scott G. McNealy.
99.2	Certification of Chief Financial Officer, Stephen T. McGowan.

(1)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended March 29, 1998.

(2)	Incorporated by reference as Exhibit 3.5 to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 2000.

(3)	Incorporated by reference as Exhibit 2.2 to Registrant’s Form 8-A/ A filed December 20, 2000.

(4)	Incorporated by reference to the Registrant’s Form 8-A/ A filed September 26, 2002.

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 6, 1999.

(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

(7)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed on November 20, 1997.

(8)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed November 20, 2002.

(9)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

(10)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended March 31, 2002.

(11)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 2001.

(12)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended December 29, 1996.

(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 9, 2002.

(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(15)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed on February 3, 2003.