Form 10-Q
period 2003-03-30
SUN MICROSYSTEMS INC
filed 2003-05-14
CIK 709519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

or

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

YES	(X)	NO	( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES	(X)	NO	( )

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2003
Common Stock — $0.00067 par value	3,229,644,891

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUN MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended

	March 30, 2003	March 31, 2002	March 30, 2003	March 31, 2002

Net revenues:
Products	$1,897	$2,269	$5,790	$6,586
Services	893	838	2,662	2,490

Total net revenues	2,790	3,107	8,452	9,076
Cost of sales:
Cost of sales-products	1,021	1,306	3,232	4,030
Cost of sales-services	526	494	1,582	1,544

Total cost of sales	1,547	1,800	4,814	5,574

Gross margin	1,243	1,307	3,638	3,502
Operating expenses:
Research and development	467	468	1,355	1,369
Selling, general and administrative	791	985	2,503	2,912
Restructuring charges	(4)	(4)	377	521
Purchased in-process research and development	—	—	4	3
Impairment of goodwill and other intangible assets	—	6	2,125	6

Total operating expenses	1,254	1,455	6,364	4,811

Operating loss	(11)	(148)	(2,726)	(1,309)
Loss on equity investments, net	(16)	(23)	(58)	(81)
Interest income, net	33	77	110	252

Income (loss) before income taxes	6	(94)	(2,674)	(1,138)
Provision (benefit) for income taxes	2	(57)	(284)	(490)

Net income (loss)	$4	$(37)	$(2,390)	$(648)

Net income (loss) per common share-basic and diluted	$—	$(0.01)	$(0.75)	$(0.20)

Shares used in the calculation of net income (loss) per common share — basic	3,193	3,245	3,181	3,242

Shares used in the calculation of net income (loss) per common share — diluted	3,218	3,245	3,181	3,242

See accompanying notes.

SUN MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	March 30, 2003	June 30, 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,838	$2,024
Short-term marketable debt securities	798	861
Accounts receivable, net	2,296	2,745
Inventories	397	591
Deferred and prepaid tax assets	700	709
Prepaid expenses and other current assets	602	847

Total current assets	6,631	7,777
Property, plant and equipment, net	2,265	2,453
Long-term marketable debt securities	2,902	2,979
Goodwill	326	2,182
Other acquisition-related intangible assets, net	106	104
Other non-current assets, net	1,315	1,027

	$13,545	$16,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$—	$205
Accounts payable	870	1,044
Accrued payroll-related liabilities	542	538
Accrued liabilities	981	1,201
Warranty reserve	269	284
Deferred revenues and other	1,662	1,785

Total current liabilities	4,324	5,057
Long-term debt	1,495	1,449
Other non-current obligations	366	215
Total stockholders’ equity	7,360	9,801

	$13,545	$16,522

See accompanying notes.

SUN MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended

	March 30, 2003	March 31, 2002

Cash flows from operating activities:
Net loss	$(2,390)	$(648)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	676	717
Amortization of other acquisition-related intangible assets and unearned equity compensation	87	89
Impairment of goodwill and other intangible assets	2,125	6
Tax benefits from employee stock plans	9	58
Deferred taxes	(284)	(270)
Loss on equity investments, net	58	81
Purchased in-process research and development	4	3
Changes in operating assets and liabilities:
Accounts receivable, net	468	548
Inventories	206	495
Prepaid and other assets	171	401
Accounts payable	(168)	(115)
Other liabilities	(260)	(662)

Net cash provided by operating activities	702	703

Cash flows from investing activities:
Purchases of marketable debt securities	(4,643)	(11,020)
Proceeds from sales of marketable debt securities	4,219	11,031
Proceeds from maturities of marketable debt securities	564	349
Purchases of equity investments	(18)	(38)
Proceeds from sales of equity investments	3	7
Acquisition of property, plant and equipment, net	(238)	(461)
Acquisition of spare parts and other assets	(132)	(67)
Payments for acquisitions, net of cash acquired	(30)	(49)

Net cash used in investing activities	(275)	(248)

Cash flows from financing activities:
Acquisition of treasury stock	(499)	(366)
Proceeds from issuance of common stock, net	87	121
Principal payments on borrowings and other obligations	(201)	(10)

Net cash used in financing activities	(613)	(255)

Net increase (decrease) in cash and cash equivalents	(186)	200
Cash and cash equivalents, beginning of period	2,024	1,472

Cash and cash equivalents, end of period	$1,838	$1,672

Supplemental disclosures of cash flow information:
Interest paid (net of interest received from swap agreements of $70 million and $44 million, respectively)	$35	$69

Income taxes paid (refunded) (net of refunds of $294 million and $6 million, respectively)	$(169)	$142

Supplemental schedule of noncash investing activities:
Stock and options issued in connection with acquisitions	$194	$29

See accompanying notes.

SUN MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Our business is singularly focused on products and services for network computing. Network computing has been our focus for the more than 20 years of our existence, and is based on the premise that the power of a single computer can be increased dramatically as it is interconnected with other computer systems for the purposes of communication and sharing of computing power. Our product line consists of computer systems products, storage products and associated services. Our customers use our products and services to build mission-critical computing systems on which they operate critical elements of their businesses. Our products and services are used in a wide range of technical/scientific and engineering applications in industries such as telecommunications, financial services, government, manufacturing, education, retail, life sciences, media and entertainment, and healthcare.

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

If we had earned a profit during the nine months ended March 30, 2003, we would have added 27 million common equivalent shares to our basic weighted-average shares outstanding to compute the diluted weighted average shares outstanding. If we had earned a profit during the three and nine months ended March 31, 2002, we would have added 97 million and 107 million common equivalent shares, respectively, to our basic weighted-average shares outstanding to compute the diluted weighted average shares outstanding. Because we earned a $4 million profit during the three months ended March 30, 2003, 25 million common equivalent shares were included in that quarter in the computation of diluted net income per share.

Investments

Investments consist of marketable debt securities, marketable equity securities and other investments.

•	Marketable Debt Securities

Investments in marketable debt securities consist primarily of corporate notes and bonds, asset and mortgage backed securities and U.S. government notes and bonds with original maturities beyond three months. Short-term investments are marketable debt securities with maturities of less than one year from the balance sheet date (except cash equivalents), while long-term investments represent all other marketable debt securities. All marketable debt securities are held in Sun’s name and deposited primarily with one major financial institution. Sun’s policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates. We only invest in marketable debt securities with a minimum rating of single A or above from a nationally recognized credit rating agency. At March 30, 2003 and June 30, 2002 all of our marketable debt securities were classified as available-for-sale and were carried at fair market value.

•	Marketable Equity Securities

Investments in marketable equity securities consist of equity holdings in public companies. Marketable equity securities are initially recorded at cost upon acquisition and are classified as available-for-sale when there are no restrictions on Sun’s ability to liquidate such securities within 12 months. At March 30, 2003, all marketable equity investments were classified as available-for-sale and are included in “Other non-current assets, net” in the Condensed Consolidated Balance Sheet. Changes in the fair value of these securities are recognized in accumulated other comprehensive income (loss), net of tax. In addition, we review all marketable equity securities for other than temporary declines in fair value. We consider a marketable equity security to be other-than-temporarily impaired if, as of the end of any quarter, the carrying value of the investment has been greater than the market value for the last six consecutive months. This evaluation is performed on a quarterly basis. Based on our evaluation, if a security is considered to be other than temporarily impaired, an impairment charge is recognized in “Loss on equity investments, net” in the Condensed Consolidated Statements of Operations.

•	Other Investments

Other investments includes equity investments in privately-held companies that develop products, markets and services that are strategic to Sun, investments in venture capital funds and other joint ventures, securities lending and the cash surrender value of life insurance policies.

Our equity investments are generally made in connection with a round of financing with other third party investors. As the investments in privately-held companies do not permit us to exert significant influence or control over the entity in which we are investing, the recorded amounts generally represent our cost of the investment less any adjustments we make when we determine that an investment’s net realizable value is less than its carrying cost. At March 30, 2003, we had approximately 130 investments in various high technology companies with an aggregate carrying value of $228 million.

These investments are included in “Other non-current assets, net”.

The process of assessing whether a particular equity investment’s net realizable value is less then its carrying cost requires a significant amount of judgment due to the lack of a mature and stable public market for these securities. In making this judgment, we carefully consider the investee’s most recent financial results, cash position, recent cash flow data, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management or ownership changes, and competition. This evaluation process is based on information that we request and receive from these privately-held companies. In addition, we consider an equity investment to be other-than-temporarily impaired if, as of the end of any quarter, the carrying value of the investment has been greater than the estimated fair value for the last six consecutive months. This evaluation is performed on a quarterly basis. Based on our evaluations, we recorded impairment charges related to our investments in privately-held companies of $8 million and $35 million in the three and nine months ended March 30, 2003, respectively.

During the third quarter of fiscal 2003, we began to enter into securities lending agreements with financial institutions to enhance investment income. Selected securities are loaned and are secured by collateral equal to at least 102% of the fair market value of the securities. Collateral is in the form of cash or securities issued or guaranteed by the U.S. government and is typically recorded as an asset with a corresponding liability. Sun’s securities lending agent has provided us with counterparty indemnification in the event of borrower default. Loaned securities continue to be classified as investment assets in the balance sheet. Maximum borrowings under Sun’s securities lending program in our fiscal quarter ended March 30, 2003 amounted to $86 million. As of March 30, 2003, there were no outstanding securities lending transactions.

We maintain certain investments in life insurance contracts to generate returns that offset changes in certain liabilities related to deferred compensation arrangements. These assets consist of the cash surrender value of the life insurance policies and are stated at fair value. Both realized and unrealized gains and losses, which have not been material, are included in income and expense and generally offset the change in the deferred compensation liability.

Stock Option Plans

We have employee stock benefit plans, which are described more fully in “Note 14. Employee Stock Benefit Plans.” of our Annual Report on Form 10-K. Our stock option plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. In general, as the exercise price of all options granted under these plans is equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in net income (loss). In addition, under these plans, options to purchase shares of common stock may be granted at less than fair market value, which results in compensation expense equal to the difference between the market value on the date of grant and the purchase price. This expense is recognized over the vesting period of the shares in net income (loss). See Note 8 for further disclosures on the effect on net income (loss) and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to employee stock benefits, including shares issued under the stock option plans and our employee stock purchase plans.

Revenue Recognition

Sun enters into transactions to sell products (hardware and software), services and multiple element arrangements that may include any combination thereof. We evaluate revenue recognition for these transactions using the following basic criteria (collectively called the Revenue Recognition Criteria):

Evidence of an arrangement: Before revenue is recognized, we must have evidence of an agreement with the customer reflecting the terms and conditions to deliver products or services.

Delivery: For products, delivery is considered to occur when hardware or the media containing software products are shipped and title and risk of loss have been transferred or, in the case of electronic delivery of software, the customer is given access to the licensed software programs. For services, delivery is considered to occur when the contracted services are provided.

Fixed or determinable fee: We consider a fee to be fixed or determinable if the fee is not subject to refund or adjustment. If a portion of the arrangement fee is not fixed or determinable, we recognize that amount as revenue when the amount becomes fixed or determinable. We do not consider a fee to be fixed and determinable if any amount is due more than 180 days from the delivery date. Payments terms of less than 180 days are evaluated based upon the country in which the arrangement is entered into to assess whether the fee is fixed and determinable.

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

The following policies are applicable to Sun’s major categories of revenue transactions:

•	Products Revenue

Products revenue is recognized when the Revenue Recognition Criteria are met. Our standard sales agreements generally do not include customer acceptance provisions. However, if there is a customer acceptance provision or there is uncertainty about customer acceptance, revenue is deferred until we have evidence of customer acceptance. End-user customers generally do not have the right of return. With regard to sales to resellers and distributors (Channel Partners), revenue is generally recognized upon delivery (assuming all other revenue recognition criteria are met) as the Channel Partner’s obligation to pay us is generally not contingent upon resale of the product, and all other criteria of SFAS No. 48, “Revenue Recognition When Right of Return Exists” have been met. This is often referred to as recognition “on sell-in”. If the Channel Partner’s obligation to pay is contingent upon resale of the product, we defer revenue recognition until the product is sold by the Channel Partner. This is often referred to as recognition “on sell-through”. Our program offerings to certain of our Channel Partners provide for the right to return our product for stock rotation. We defer revenue recognition for these stock rotation rights to return our product based upon our historical experience with the Channel Partner. In accordance with specific contractual provisions, we also offer co-operative marketing funds based on a fixed dollar percentage of sales and price protection for certain of our Channel Partners. For co-operative marketing funds, as the related revenue is recognized, we either record marketing expense when we have evidence of fair value of the advertising benefit received, or we record the amount as a reduction to revenue. For our price protection program, we reduce revenue based upon our historical experience.

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

•	Services Revenue

Services revenue is recognized when the Revenue Recognition Criteria are met. Specifically, maintenance contract revenue is recognized ratably over the contractual period; educational services revenue is recognized as the services are rendered; time and material, and fixed price professional services contract revenue is recognized as the services are rendered, or upon completion of the professional services contract. We evaluate progress to completion based on total projected hours to be incurred on the professional services contract as compared with hours already incurred. We use this method only if we can reliably estimate the total projected hours; otherwise, we recognize revenue upon completion of the professional services contract. Losses on fixed price professional services contracts are recognized in the period in which the loss becomes known. Our service agreements generally do not include customer acceptance provisions. However, if there is a customer acceptance provision, or if there is uncertainty about customer acceptance of services rendered, revenue is deferred until we have evidence of customer acceptance.

•	Multiple Element Arrangements

In certain circumstances, Sun enters into revenue arrangements as a result of which we are obligated to deliver to our customers multiple products and/or services (multiple elements). In these transactions, we allocate the total revenue to be earned under the arrangement among the various elements based on their relative fair value; however, in the case of software transactions, the allocation is based on Sun-specific objective evidence of fair value. Sun-specific objective evidence of fair value is generally the price charged when that element is sold separately. We recognize revenue related to the delivered products or services only if: (1) the above Revenue Recognition Criteria are met; (2) any undelivered products or services are not essential to the functionality of the delivered products or services; (3) payment for the delivered products or services is not contingent upon delivery of the remaining products or services; (4) we have an enforceable claim to receive the amount due in the event we do not deliver the undelivered products or services; and (5) as discussed above, there is evidence of the fair value for each of the undelivered products or services. For example, in certain arrangements, installation services are considered essential to the functionality of the delivered product. Accordingly, revenue is not recognized in those arrangements until the installation is complete and all other revenue recognition criteria are met.

Self-Insurance

Sun is insured by nationally recognized insurers up to specific levels (ranging from $25 million to $500 million) for certain potential liabilities, including worker’s compensation, directors and officers liability, general liability, automotive liability, employer’s liability, errors and omissions liability, employment practices liability, property, cargo and crimes. We currently self-insure between $2 and $5 million per occurrence on the lines of coverage noted above except for directors and officers liability where we assume up to $25 million per occurrence. Sun performs an annual actuarial analysis to develop an estimate of amounts to be paid for both claims reported and potential losses on activities that have occurred but have not yet been reported. Loss accruals were $23 million and $27 million as of March 30, 2003 and June 30, 2002, respectively.

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”. The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In general, Interpretation 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or an equity security of the guaranteed party. The initial recognition and measurement provisions of the interpretation apply to guarantees issued or modified after December 31, 2002. We adopted the disclosure requirements in the second quarter of fiscal 2003 and the adoption of the remaining provisions of the interpretation in the third quarter of fiscal 2003 did not have a significant impact on our financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Elements,” which addresses certain aspects of accounting for arrangements that include multiple products or services. Specifically, this issue addresses: (1) how to determine whether an arrangement that contains multiple products or services contains more than one unit of accounting, and (2) how the arrangement consideration should be measured and allocated. Accordingly, the adoption of EITF No. 00-21 may impact the timing of revenue recognition as well as the allocation between products and services. EITF No. 00-21 will be applicable for transactions entered into after July 1, 2003. We are currently in the process of determining the impact to Sun.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As permitted under SFAS 148, we adopted only the disclosure provisions of that accounting standard in the third quarter of fiscal 2003. See Note 8 for further information.

3.     ACQUISITION OF A DEVELOPMENT STAGE ENTERPRISE AND BUSINESS COMBINATIONS

We completed three acquisitions during the nine months ended March 30, 2003. The acquisitions of Afara Websystems, Inc. (Afara), Pirus Networks, Inc. (Pirus) and Terraspring, Inc. (Terraspring) are described below. Our consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis.

Afara

In July 2002, we acquired Afara, a development stage enterprise. Afara’s primary focus was to develop next-generation, SPARC® microprocessor-based technology with an emphasis on delivering breakthrough levels of processor performance. We acquired Afara to accelerate the development of future generations of UltraSPARC® chips. Afara was acquired by means of a merger pursuant to which all of the outstanding shares of capital stock of Afara were exchanged for shares of Sun’s common stock. In addition, all outstanding options and warrants to purchase Afara capital stock were converted into options and warrants to purchase shares of Sun’s common stock. In accordance with EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, this transaction was accounted for as a purchase of a group of net assets rather than as a business combination.

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

The developed technology will be amortized on a straight-line basis over a three-year period and will be charged to cost of sales.

Terraspring

In November 2002, we acquired Terraspring, a corporation based in San Jose, California. Terraspring developed automated networking solutions in heterogeneous networks. We acquired Terraspring to enhance our N1™ product line offering.

We purchased Terraspring for approximately $30 million in cash, including approximately $1 million in transaction costs. In accordance with SFAS 141, “Business Combinations”, this transaction was accounted for as a purchase business combination. The total purchase price was allocated as follows (in millions):

Goodwill	$27
Developed technology	3
Purchased in-process research and development	—
Tangible assets acquired and net liabilities assumed	1
Deferred tax liabilities	(1)

Total	$30

The developed technology will be amortized on a straight-line basis over a three-year period and will be charged to cost of sales.

4.     BALANCE SHEET DETAILS

Inventories

Inventories consisted of the following (in millions):

	March 30, 2003	June 30, 2002

Raw materials	$101	$168
Work in process	82	125
Finished goods	214	298

	$397	$591

Income Taxes

Our effective income tax rate was 44.0% for the third quarter of fiscal 2003 and 10.6% for the first nine months of fiscal 2003, as compared with an effective income tax rate of 60.8% and 43.1% for the corresponding periods of fiscal 2002. The difference in our tax rates for the third quarter and the first nine months of fiscal 2003, as compared with the corresponding periods of fiscal 2002 is due primarily to our estimate of projected statutory credits to be recognized in fiscal 2002 and the non-deductibility of the goodwill impairment recognized in fiscal 2003, respectively.

Warranty Reserve

We accrue for our products warranty costs at the time of shipment. The products warranty costs are estimated based upon our historical experience and specific identification of the products requirements.

The following table sets forth an analysis of the warranty reserve activity (in millions):

Warranty Reserve

Balance at June 30, 2002	$284
Charged to costs and expenses	285
Utilization	(300)

Balance at March 30, 2003	$269

5.     IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

During the first nine months of fiscal 2003, we recognized an impairment expense of $2,125 million. As discussed further below, this impairment related to three different types of intangible assets: (1) goodwill ($2,027 million), (2) other acquisition-related intangible assets ($42 million), and (3) a revenue generating technology license ($56 million).

Goodwill Impairment

SFAS 142, “Goodwill and Other Intangible Assets”, is the authoritative standard on the accounting for the impairment of goodwill. SFAS 142 requires that we evaluate on an annual basis (or whenever events occur which may indicate possible impairment) whether any portion of our recorded goodwill is impaired. We performed this analysis at one level below the operating segment level (Note 9) as defined in SFAS 142. As discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002, this analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists, and (2) measure the amount of impairment.

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

As part of this analysis, SFAS 142 requires that we estimate the fair value of our reporting units and compare it with their estimated book value. If the estimated fair value of a reporting unit is less than the estimated book value, then an impairment is deemed to have occurred. In estimating the fair value of our reporting units, we primarily used the income approach (which utilizes forecasted discounted cash flows to estimate the fair value of the reporting unit) and the market approach (which estimates fair value based on market prices for comparable companies). We also considered Sun’s total market capitalization as of October 17, 2002 (the date we concluded an analysis was required), and our average market capitalization for the 30 days prior to and subsequent to October 17, 2002 in order to assess volatility of our market capitalization on that day.

We conducted our annual analysis in the fourth quarter of fiscal 2002. We concluded at that time that we did not have any impairment of goodwill based on our then forecasted discounted cash flows as well as our market capitalization. However, in October 2002, the estimated fair value of our reporting units decreased because our current forecasted discounted cash flows and market capitalization were lower than at the time of our previous analysis. Based on this new analysis, we concluded that the goodwill in our Volume Server and Network Storage reporting units was impaired. As required by SFAS 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of these reporting units to the tangible and intangible assets (other than goodwill) within these reporting units. Prior to this allocation of the assets to the reporting units, we assessed long-lived assets for impairment in accordance with SFAS144. Based on this allocation, we concluded that all of the recorded goodwill in the Volume Server reporting unit ($1,566 million) and the Network Storage reporting unit ($461 million) was impaired and needed to be expensed as a noncash charge to continuing operations during the second quarter of fiscal 2003. Approximately $1,560 million and $360 million of the impairment related to goodwill acquired in our acquisitions of Cobalt Networks, Inc. and HighGround Systems, Inc., respectively.

Information regarding our goodwill intangible assets is as follows (in millions):

	Product Group				Sun Services				Total

	June 30, 2002	Impair- ments	Additions	March 30, 2003	June 30, 2002	Impair- ments	Additions	March 30, 2003	March 30, 2003

Goodwill	$2,116	$2,027	$171	$260	$66	$—	$—	$66	$326

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

Information regarding our other acquisition-related intangible assets is as follows (in millions):

	Gross Carrying Amount				Accumulated Amortization				Net

	June 30, 2002	Additions	Impair- ments	March 30, 2003	June 30, 2002	Additions	Impair- ments	March 30, 2003	March 30, 2003

Developed technology	$308	$39	$(47)	$300	$(224)	$(37)	$14	$(247)	$53
Customer base	51	—	(8)	43	(34)	(8)	—	(42)	1
Assembled workforce and other	7	68	(1)	74	(4)	(18)	—	(22)	52

	$366	$107	$(56)	$417	$(262)	$(63)	$14	$(311)	$106

Amortization expense of other acquisition-related intangible assets was $15 million and $63 million for the three and nine months ended March 30, 2003, respectively, and $24 million and $60 million for the three and nine months ended March 31, 2002, respectively.

Estimated amortization expense for acquisition-related intangible assets on our March 30, 2003 balance sheet for the fiscal years ending June 30, are as follows (in millions):

2003 (including $63 million of amortization expense for the first nine months of fiscal 2003)	$78
2004	48
2005	38
2006	5

$169

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

6.     RESTRUCTURING CHARGES

Fiscal 2003 Restructuring Plan

In October 2002, we committed to and began implementing a workforce reduction and facility exit plan (Fiscal 2003 Restructuring Plan). The goal of this plan was to reduce costs and improve operating efficiencies in order to adjust to the current business environment. We implemented the plan by reducing headcount and eliminating excess facility capacity in light of revised facility requirements. In accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, during the second quarter of fiscal 2003, we recognized $308 million in restructuring charges associated with the Fiscal 2003 Restructuring Plan (consisting of a $176 million workforce reduction charge and a $132 million excess facility charge as discussed below).

During the second quarter of fiscal 2003, we recognized a workforce reduction charge of $176 million relating to severance and related fringe benefits for approximately 3,200 employees. As of March 30, 2003, approximately 3,000 employees had been terminated as a result of the restructuring. We expect the remaining employees to be terminated during the fourth quarter of fiscal 2003. The workforce reduction will result in the termination of employees across all employee levels, business functions, operating units, and geographic regions. We may incur additional workforce-related charges should we identify additional individual employees to be terminated in certain countries, and again, depending on the local employment laws that govern such employees.

In addition, during the second quarter of fiscal 2003, we recorded a charge of $132 million relating to the consolidation of excess facilities. The facility exit charges included:

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

We expect to exit the facilities relating to the amounts accrued under the Fiscal 2003 Restructuring Plan by December 29, 2003. At March 30, 2003, we had an aggregate accrued liability of $150 million with respect to the Fiscal 2003 Restructuring Plan.

During the third quarter of fiscal 2003, we reduced our estimate of the total cost associated with this restructuring activity to $306 million and, accordingly, recorded an adjustment of $2 million.

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

However, due to the continued deterioration of the commercial real estate market, primarily in the U.S., we revised certain estimates and made the appropriate adjustments to the initial restructuring charges recorded during fiscal years 2002 and 2001. Accordingly, during the three months and nine months ended March 30, 2003, we reduced our estimates by $1 million and we recognized net charges of $40 million, respectively, related to our Fiscal 2002 Restructuring Plan, and we reduced our estimates by $1 million and we recognized net charges of $33 million, respectively, for the Fiscal 2001 Facility Exit Plan, primarily due to continued deterioration of the commercial real estate market, which resulted in a reduction of our estimated sublease income on exited facilities. At March 30, 2003, we had an aggregate accrued liability of $255 million (all related to exited facilities) with respect to these two plans.

Our accrued liability for all plans at March 30, 2003, was net of approximately $158 million of estimated sublease income to be generated from sublease contracts not yet negotiated. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon economic conditions, particularly local real estate market conditions, at the time we negotiate the lease termination and sublease arrangements with third parties. While the amount we have accrued represents our best estimate of the total unpaid loss we expect to incur in connection with these plans, estimates are subject to change and may require routine adjustment as conditions and facts change through the implementation period. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, we may be required to reduce our estimated future sublease income and, accordingly, increase our estimated cost to exit certain facilities.

The following table sets forth an analysis of the restructuring accrual activity (in millions):

					Fiscal 2001
	Fiscal 2003		Fiscal 2002		Facility Exit
	Restructuring Plan		Restructuring Plan		Plan

	Severance		Severance
	and	Facilities-	and	Facilities-	Facilities -
	Benefits	Related	Benefits	Related	Related	Total

Balance of accrual as of June 30, 2001					$46	$46
Restructuring provision in fiscal 2002:
Severance and benefits			$146	$—	—	146
Accrued lease costs			—	282	—	282
Property and equipment impairment			—	83	—	83
Provision adjustments			—	(20)	26	6

Total restructuring charges in fiscal 2002			146	345	26	517
Cash paid			(127)	(93)	(19)	(239)
Non-cash charges			—	(83)	—	(83)

Balance of accrual as of June 30, 2002			19	169	53	241
Restructuring provision in fiscal 2003:
Severance and benefits	$176	$—	—	—	—	176
Accrued lease costs	—	114	—	—	—	114
Property and equipment impairment	—	18	—	—	—	18
Provision adjustments	1	(3)	(2)	40	33	69

Total restructuring charges in fiscal 2003	177	129	(2)	40	33	377
Cash paid	(136)	(2)	(17)	(21)	(19)	(195)
Non-cash charges	—	(18)	—	—	—	(18)

Balance of accrual as of March 30, 2003	$41	$109	$—	$188	$67	$405

The remaining cash expenditures relating to workforce reductions are expected to be substantially paid by the fourth quarter of fiscal 2003. The current estimates accrued for abandoned leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2018. As of March 30, 2003, $139 million of the $405 million accrual was classified as current and the remaining $266 million was classified as non-current. in addition, the estimates for leases to be terminated prior to lease expiration are classified as current as we anticipate making these payments within the next twelve months.

The above restructuring charges are based on estimates that are subject to change. Changes to the estimates have been reflected as “Provision adjustments” on the above table in the period the changes in estimates were made.

7.     COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related taxes, were as follows (in millions):

	Three Months Ended		Nine Months Ended

	March 30, 2003	March 31, 2002	March 30, 2003	March 31, 2002

Net income (loss)	$4	$(37)	$(2,390)	(648)
Change in unrealized value on investments, net	(5)	(50)	18	(56)
Change in unrealized fair value of derivative instruments	4	(8)	9	(25)
Translation adjustments, net	63	(18)	116	18

	$66	$(113)	$(2,247)	$(711)

The components of accumulated other comprehensive income (loss), net of related taxes, were as follows (in millions):

	March 30, 2003	June 30, 2002

Unrealized gains on investments, net	$43	$25
Unrealized losses on derivative instruments	(21)	(31)
Cumulative translation adjustments	90	(25)

	$112	$(31)

8. STOCK-BASED COMPENSATION

SFAS 123, “Accounting for Stock-Based Compensation”, amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” permits companies to measure compensation cost of stock-based awards based on their estimated fair value at the date of grant and recognize that amount over the related service period. We believe the existing stock option valuation models do not necessarily provide a reliable transparent measure of the fair value of stock-based awards. Therefore, as permitted, we apply the existing accounting rules under APB 25 and provide pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards made during the three months and nine months ended March 30, 2003, and March 31, 2002, as if the fair-value-based method defined in SFAS 123 had been applied.

The fair value of the following stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and nine months ended March 30, 2003 and March 31, 2002, respectively:

Options:

	Three Months Ended		Nine Months Ended

	March 30, 2003	March 31, 2002	March 30, 2003	March 31, 2002

Expected life (in years)	6.5	6.8	6.5	6.8
Interest rate	3.21%	5.01%	3.83%	4.51%
Volatility	66.49%	63.08%	66.49%	63.08%
Dividend yield	—	—	—	—
Weighted-average fair value	$2.35	$6.03	$2.42	$6.09

Employee Stock Purchase Plan:

	Nine Months Ended

	March 30, 2003	March 31, 2002

Expected life (in years)	0.5	0.5
Interest rate	1.74%	2.98%
Volatility	81.70%	69.88%
Dividend yield	—	—
Weighted-average fair value	$2.06	$4.92

If the fair values of the options granted during a fiscal year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant, stock-based compensation costs would have impacted our pretax income (loss), after tax income (loss) and earnings per common share as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended

	March 30, 2003	March 31, 2002	March 30, 2003	March 31, 2002

Pro forma net income (loss):
Net income (loss) after tax	$4	$(37)	$(2,390)	$(648)
Add: stock-based compensation costs included in reported net income (loss), net of tax effects of $4, $5, $11 and $15, respectively)	6	7	17	23
Deduct: stock-based compensation costs (net of tax effects of $90, $112, $303 and $329, respectively) under SFAS 123	(138)	(172)	(464)	(504)

Pro forma net loss after tax	$(128)	$(202)	$(2,837)	$(1,129)

Pro forma basic net income (loss) per common share:
Pro forma shares used in the calculation of pro forma net loss per common share-basic	3,193	3,245	3,181	3,242
Pro forma net loss per common share-basic	$(0.04)	$(0.06)	$(0.89)	$(0.35)
Reported net income (loss) per common share-basic	$—	$(0.01)	$(0.75)	$(0.20)
Pro forma diluted net income (loss) per common share:
Pro forma shares used in the calculation of pro forma net income (loss) per common share-diluted	3,193	3,245	3,181	3,242
Pro forma net loss per common share-diluted	$(0.04)	$(0.06)	$(0.89)	$(0.35)
Reported net income (loss) per common share-diluted	$—	$(0.01)	$(0.75)	$(0.20)

9. INDUSTRY SEGMENTS AND PRODUCTS INFORMATION

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

As a result of the change in organizational structure from a divisional to a functional structure, and the related change in financial reporting to the CODM, we operate in two segments: Product Group and Sun Services. Our Product Group segment comprises our end-to-end networking architecture of computing products including our computer systems and network storage product lines. In the Sun Services segment, we provide a full range of services to existing and new customers, including support services, professional services and education.

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

For the year ended June 30, 2002, Sun disclosed the following reportable segments under SFAS 131: (1) Computer Systems and Network Storage, (2) Enterprise Services, (3) iPlanet and (4) Other. This was based on how the then CODM (our then president and chief operating officer) managed our company, which included a review of revenues, cost of goods sold and operating expenses by division and reflected the accountability of the various divisions for revenues and operating expenses. Under the new organization structure, the Computer Systems and Network Storage and iPlanet segments have been eliminated. The entities that made up these segments have been reorganized as product engineering groups focused on Enterprise Systems Products, Volume Systems Products, Processor and Network Products, Network Storage Products and Software Products. The CODM holds these groups responsible for all product development and product engineering related matters. In addition, the CODM continues to evaluate the Sun Services segment (formerly Enterprise Services segment) based on its standalone contribution margin.

The financial information required to be disclosed for these two segments under SFAS 131 as provided in our condensed consolidated statements of operations is as follows (in millions):

Three Months Ended:	Product Group	Sun Services	Total

March 30, 2003
Net revenues	$1,897	$893	$2,790
Gross margin	876	367	1,243
March 31, 2002
Net revenues	2,269	838	3,107
Gross margin	963	344	1,307

Nine Months Ended:	Product Group	Sun Services	Total

March 30, 2003
Net revenues	$5,790	$2,662	$8,452
Gross margin	2,558	1,080	3,638
March 31, 2002
Net revenues	6,586	2,490	9,076
Gross margin	2,556	946	3,502

The following table provides external revenue for similar classes of products and services for the last three fiscal years (in millions). Our product classes comprise revenue from computer systems products and storage products. Our services revenue is made from the sale of two classes of services: (1) support services which consists of maintenance contracts and (2) professional and education services which consists of technical consulting to help customers plan, implement, and manage distributed network computing environments and developing and delivering integrated learning solutions for enterprises, IT organizations, and individual IT professionals.

	2002	2001	2000

Computer systems products	$7,396	$12,389	$10,989
Storage products	1,697	2,626	2,432

Total products revenue	$9,093	$15,015	$13,421

Support services	$2,538	$2,188	$1,601
Professional and education services	865	1,047	699

Total services revenue	$3,403	$3,235	$2,300

10. LEGAL PROCEEDINGS

On February 11, 2002, Eastman Kodak Company (Kodak) filed a civil lawsuit against us, Eastman Kodak Company v. Sun Microsystems, Inc., Civil Action No. 02-CV-6074, in the United States District Court for the Western District of New York. On March 22, 2002, Kodak filed a First Amended Complaint, which asserts that some of our products, including those relating to our Java™ technology, infringe one or more claims of U.S. Patent No. 5,206,951, U.S. Patent No. 5,421,012, and U.S. Patent No. 5,226,161 (collectively, “the Kodak Patents”). Kodak further alleges that we have contributed to and induced infringement of one or more claims of the Kodak Patents. Kodak seeks injunctive relief against future infringement, unspecified damages for past infringement, and attorney’s fees and costs.

On May 24, 2002, we filed an Answer to First Amended Complaint and Counterclaims, denying infringement of any valid and enforceable claim of any of the Kodak Patents. In the Answer and Counterclaims, we are also seeking declaratory judgment of noninfringement, invalidity and/or unenforceability of the Kodak Patents. We further allege that Kodak’s claims are barred in whole or in part by the doctrines of estoppel, laches and patent exhaustion, and that we have license and/or sublicense rights to the Kodak Patents. This case is at a very preliminary stage. Discovery has recently commenced. Pursuant to the discovery plan entered in the case, the parties are required to complete briefing on claim construction by July 23, 2003, with fact discovery ending on October 31, 2003. Trial has not been scheduled. Based on discussions over many months with Kodak, we believe this suit is without merit and, accordingly, we will defend ourselves and pursue our counterclaims vigorously. At this time, we cannot forecast with reasonable certainty the potential costs associated with an adverse outcome of this matter.

On March 8, 2002, we filed suit against Microsoft Corporation (Microsoft) in the United States District Court for the Northern District of California, pursuant to United States and State of California antitrust laws, alleging numerous illegal acts on the part of Microsoft, including efforts to acquire, maintain and expand a number of illegal monopolies; illegal tying arrangements; illegal exclusive dealings; copyright infringement; unreasonable restraints of trade; and unfair competition. Our requested remedies include: (1) preliminary injunctions requiring Microsoft to distribute our binary implementation of the Java Runtime Environment as part of Windows XP and Internet Explorer (“must carry remedy”) and to stop the unlicensed distribution of Microsoft’s Virtual Machine for Java; (2) a permanent injunction to restore competition to the markets in which Microsoft is unlawfully attempting to acquire, maintain and expand a number of monopolies; and (3) compensation for losses we suffered as a result of Microsoft’s unlawful actions. On August 9, 2002, the Judicial Panel on Multidistrict Litigation issued an order transferring our lawsuit to the District of Maryland, for pretrial proceedings, in the case entitled Microsoft Corp. Windows Operating System Antitrust Litigation, MDL-1332. We filed an amended complaint on August 26, 2002, alleging additional illegal tying arrangements and acts of illegal monopoly maintenance. On December 23, 2002, the Honorable J. Frederick Motz issued an opinion stating he would grant our motions seeking a preliminary injunction regarding the “must carry remedy” and a preliminary injunction prohibiting distribution of Microsoft’s Virtual Machine for Java, subject to the parties conferring on the form of a final order. Microsoft filed various motions seeking dismissal of our claims. On January 15, 2003, a final order was entered by Judge Motz requiring Microsoft to implement our requested “must carry remedy” within 120 days for shipments of Windows XP. We have posted a $25 million bond in relation to the preliminary injunction. At the January 15, 2003 hearing, Judge Motz also reversed an earlier order dismissing two of our claims, subject to our filing of a minor amendment to one of those claims, and denied Microsoft’s remaining motions to dismiss. At the conclusion of the pretrial proceedings in MDL-1332, the lawsuit will return for trial to the Northern District of California. On January 22, 2003, Microsoft filed an appeal seeking review of Judge Motz’s “must carry” preliminary injunction. A stay of Judge Motz’s order was granted, pending appeal. Oral arguments were presented on April 3, 2003 to a three judge panel. The case has been granted expedited consideration, and although there is no deadline for a ruling, it is reasonably likely a ruling will be issued within sixty days of the hearing. On February 24, 2003, Microsoft filed counterclaims against us, alleging unfair competition and breach of a settlement agreement between the parties related to Microsoft’s use of our Java technology. We filed a motion to dismiss the unfair competition counterclaim and a reply to the other counterclaims on April 14, 2003. We believe that Microsoft’s counterclaims are without merit and intend to present a vigorous defense. At this time, we cannot forecast with reasonable certainty the potential costs associated with an adverse outcome with respect to Microsoft’s counterclaims.

In early February 2002, Sun and two of its subsidiaries received several charging letters from the United States Department of Commerce, Bureau of Industry and Security, Office of Export Enforcement (BIS) claiming that we had violated export control regulations. The letters relate to sales in 1998 in Egypt and in 1997 to a reseller in Hong Kong for subsequent resale in the People’s Republic of China. On April 16, 2003, the BIS provided us with a charging letter documenting nineteen additional charges. The relevant export statutes provide for monetary penalties, and in some instances, denial of export privileges and exclusion from practice before the BIS if a violation is found.

The BIS has submitted a settlement proposal for our consideration and this proposal is currently under negotiation between the parties. The current BIS proposed settlement would impose a monetary penalty and a one-year suspended denial of export privileges. The proposed denial would not be enforced if there were no violations during the suspension period. The parties are currently in discussions regarding the content and scope of such suspended denial of export privileges. Based on our current settlement discussions with the BIS, we continue to believe we are reasonably likely to reach a negotiated resolution. However, absent a negotiated resolution, an administrative hearing would be set and, in such case, we would assert a vigorous defense. We believe that any monetary penalties imposed would not have a material adverse effect on our financial condition or operating results. A denial of export privileges, including any revocation of the proposed suspended denial could have a material adverse effect on our business.

11. RELATED PARTIES

We conduct transactions with two companies that are considered related parties. AOL Time Warner, Inc. (AOL) is considered a related party because James L. Barksdale, the former President and Chief Executive Officer of Netscape Communications Corporation is a member of the Board of Directors of both Sun and AOL. General Electric Company (GE) and its subsidiaries are considered a related party because our Chairman of the Board of Directors, President and Chief Executive Officer, Scott McNealy, was a member of GE’s Board of Directors in fiscal 2003 and fiscal 2002. As of January 1, 2003, GE is no longer a related party as our CEO Scott McNealy resigned from the GE Board of Directors. The amount of revenue and costs recognized for these related parties are as follows (in millions):

	Three Months Ended		Nine Months Ended

	March 30, 2003	March 31, 2002	March 30, 2003	March 31, 2002

Net revenues — GE	$292	$338	$892	$958
Net revenues — AOL	5	42	26	106
Expenses — GE	2	4	7	7
Expenses — AOL	1	—	2	241

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Stockholders, Sun Microsystems, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sun Microsystems, Inc. as of March 30, 2003, and the related condensed consolidated statements of operations for the three and nine-month periods ended March 30, 2003 and March 31, 2002, and the condensed consolidated statements of cash flows for the nine-month periods ended March 30, 2003 and March 31, 2002. These financial statements are the responsibility of the Company’s management.

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
April 15, 2003

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding the dependence of our business on information technology spending, the dependence of our professional and educational services revenue on customers’ IT spending, the effect of timing of product introductions on R&D expenses, our intentions regarding R&D expenditures on a dollar basis, our expectation that the remaining employees to be terminated under our Fiscal 2003 Restructuring Plan will be terminated during the fourth quarter of fiscal 2003, our intent to sublease certain of our leased facilities, our expectations to exit the facilities related to amounts accrued under our Fiscal 2003 Restructuring Plan by December 29, 2003, our expectations that the volatility of our portfolio of marketable securities will decrease as its duration decreases, the effect of changes in U.S. interest rates on our interest income and expense, our continued efforts to efficiently manage our assets, our intent to focus on inventory management, our expectations regarding cash outlays for the remainder of fiscal 2003, our long-term strategy for cash and cash equivalents, our belief that there is no need to repatriate funds to the U.S., our belief that we have sufficient capital to meet our requirements for at least the next 12 months, our belief that the level of our financial resources is a competitive factor, our belief that the Kodak suit is without merit and our intent to defend ourselves and pursue counterclaims vigorously, our belief that the Microsoft counterclaims are without merit and our intent to present a vigorous defense, and our belief that we will be able to reach a negotiated resolution with the BIS, and as set forth in the section entitled “Purchased In-Process Research and Development (IPRD)”: statements regarding our belief about the realization of expected economic return from acquired in-process technology and that we continue to make substantial progress related to the development and commercialization of acquired technologies.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in “RISK FACTORS,” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, increased competition, continued adverse economic conditions in the U.S. and internationally, including adverse economic conditions in the specific markets for our products, adverse business conditions, unexpected changes in the demand for our products and services, the inability to successfully manage inventory levels, failure to design, develop and manufacture new products, lack of success in technological advancements,lack of acceptance of new products, pricing pressures, failure to reduce costs or improve operating efficiencies, changes to and compliance with international laws and regulations, currency fluctuations and our ability to attract, hire and retain key and qualified employees.

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

Critical Accounting Policies

Please see the discussion of our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002. Material changes in the recorded balances affected by our critical accounting policies, subsequent to that report, are described below:

Goodwill

In October 2002, based on a combination of factors, particularly: (1) our current and projected operating results; (2) our decision to reduce our workforce and eliminate excess facility space; and (3) our current market capitalization, we concluded that there were sufficient indicators to require us to perform an analysis to assess whether any portion of our recorded goodwill balance was impaired. SFAS 142, “Goodwill and Other Intangible Assets”, is the authoritative standard on the accounting for the impairment of goodwill. Based on our analysis, we recognized an impairment charge of $2,027 million in the second quarter of fiscal 2003 to reduce our goodwill balance to its fair value. As of March 30, 2003, we had a remaining goodwill balance of $326 million which we will be required to periodically evaluate for further impairments. Any additional impairments could have a significant impact on our future earnings.

Other Intangible Assets

Pursuant to the considerations outlined in the preceding discussion on goodwill, in October 2002, we concluded there were sufficient indicators to require us to perform an analysis to assess whether a portion of our other intangible assets balance was impaired. SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, is the authoritative standard on the accounting for the impairment of other intangible assets. As a result of our analysis we recognized an impairment charge of $98 million in the second quarter of fiscal 2003 to reduce our other intangible assets balance to its fair value. As of March 30, 2003, we had a remaining other intangible assets balance of $131 million, consisting of $106 million related to intangible assets acquired through business combinations and $25 million related to a revenue generating technology license. We will periodically evaluate our other intangible assets balance for further impairments. Any additional impairments could have a significant impact on our future earnings.

RESULTS OF OPERATIONS

Net Revenues

(dollars in millions)

	Three Months Ended			Nine Months Ended

	March 30, 2003	March 31, 2002	Change	March 30, 2003	March 31, 2002	Change

Computer systems products	$1,530	$1,864	(17.9)%	$4,663	$5,394	(13.6)%
Network storage products	367	405	(9.4)%	1,127	1,192	(5.4)%

Products net revenue	$1,897	$2,269	(16.4)%	$5,790	$6,586	(12.1)%
Percentage of total net revenues	68.0%	73.0%		68.5%	72.6%
Support services	$704	$636	10.7%	$2,089	$1,846	13.2%
Professional and educational services	189	202	(6.4)%	573	644	(11.0)%

Services net revenue	$893	$838	6.6%	$2,662	$2,490	6.9%
Percentage of total net revenues	32.0%	27.0%		31.5%	27.4%
Total net revenues	$2,790	$3,107	(10.2)%	$8,452	$9,076	(6.9)%

Products Net Revenue

Products net revenue consists of revenue generated from the sale of computer systems and storage products. Our business is highly dependent on information technology (IT) spending.

During the three and nine months ended March 30, 2003, our computer systems and storage products net revenue decreased, as compared with the corresponding periods of fiscal 2002, primarily as a result of the continuing adverse macroeconomic conditions that began at the end of the second quarter of fiscal 2001 as well as an intense competitive environment. The “adverse macroeconomic conditions” affecting our business are specifically the adverse financial conditions brought on by the general recession-type downturns in the U.S. and other global economies during this time period. This economic recession has affected most of our customers and has caused reductions in technology capital spending by our customers, particularly those in the telecommunications, financial services and manufacturing industries. In addition, the recession has in some cases resulted in the loss of customers due to bankruptcies or the winding down of these companies, most notably in the so-called “dot-com” and telecommunications industries. During the three and nine months ended March 30, 2003, we experienced continued lower sales volumes and competitive pricing pressure for both computer systems and network storage products. Network storage products revenue was impacted to a lesser degree than computer systems products revenue during the three and nine months ended March 30, 2003, as network storage products revenue benefited during fiscal 2003 from an expanded storage offering.

If the worldwide adverse economic conditions significantly worsen in a quarter or continue over an extended period of time, or if competition continues to intensify, our results of operations and cash flows could be further adversely affected.

Services Net Revenue

Services net revenue consists of revenue generated from Sun Services (formerly Enterprise Services), which includes support services and professional and educational services.

During the three and nine months ended March 30, 2003, the growth in services net revenue, as compared with the corresponding periods of fiscal 2002, was due to an increase in revenue from support services (of approximately 11% and 13%, respectively), partially offset by decreases in revenue from professional and educational services (of approximately 6% and 11%, respectively). Support services revenue, which represents over 75% of services net revenue for all periods presented, consists primarily of maintenance contract revenue, which is recognized ratably over the contractual period. Support services revenue growth was primarily a result of an increase in the number of systems under contracts as we renewed contracts with existing customers and increased our installed base through the sale of new systems. Sun professional and educational services revenue is generated from technical consulting to help customers plan, implement, and manage distributed network computing environments and by developing and delivering integrated learning solutions for enterprises, IT organizations, and individual IT professionals. Our professional and educational services revenue is highly dependent on our customers’ IT spending. The professional and educational services revenue decreases during the third quarter and the first nine months of fiscal 2003 were due primarily to reductions in customer IT spending and an intense competitive environment.

A significant portion of our services net revenue is generated by contracts related to new product sales; as a result, our services net revenue could be negatively impacted if macroeconomic conditions continue to negatively impact our products net revenue.

Net Revenues by Geographic Area

(dollars in millions)

	Three Months Ended			Nine Months Ended

	March 30, 2003	March 31, 2002	Change	March 30, 2003	March 31, 2002	Change

U.S	$1,212	$1,439	(15.8)%	$3,721	$4,222	(11.9)%
Americas-Other (Canada and Latin America)	130	149	(12.8)%	399	408	(2.2)%

Americas-Total	1,342	1,588	(15.5)%	4,120	4,630	(11.0)%
Percentage of net revenues	48.1%	51.1%		48.8%	51.0%
EMEA (Europe, Middle East and Africa)	934	981	(4.8)%	2,773	2,800	(1.0)%
Percentage of net revenues	33.5%	31.6%		32.8%	30.9%
APAC (Asia, Australia and New Zealand)	514	538	(4.5)%	1,559	1,646	(5.3)%
Percentage of net revenues	18.4%	17.3%		18.4%	18.1%
Total net revenues	$2,790	$3,107	(10.2)%	$8,452	$9,076	(6.9)%

	Three Months Ended			Nine Months Ended

	March 30, 2003	March 31, 2002	Change	March 30, 2003	March 31, 2002	Change

U.S	$1,212	$1,439	(15.8)%	$3,721	$4,222	(11.9)%
Percentage of net revenues	43.4%	46.3%		44.0%	46.5%
International	$1,578	$1,668	(5.4)%	$4,731	$4,854	(2.5)%
Percentage of net revenues	56.6%	53.7%		56.0%	53.5%
Total net revenues	$2,790	$3,107	(10.2)%	$8,452	$9,076	(6.9)%

     In the third quarter and the first nine months of fiscal 2003, our total net revenues decreased by 10.2% and 6.9%, respectively, as compared with the corresponding periods of fiscal 2002. The decrease in total net revenues in the U.S. and internationally is primarily the result of continued adverse macroeconomic conditions and an intense competitive environment. See “Products Net Revenue” for the description of adverse macroeconomic conditions.

     The following table sets forth net revenues in countries or regions contributing significantly to changes in international net revenues this quarter:

     (dollars in millions)

	Three Months Ended			Nine Months Ended

	March 30, 2003	March 31, 2002	Change	March 30, 2003	March 31, 2002	Change

Germany	$242	$195	24.1%	$697	$607	14.8%
United Kingdom	215	257	(16.3)%	614	682	(10.0)%
Northern Europe *	138	162	(14.8)%	421	440	(4.3)%
Japan	243	278	(12.6)%	736	857	(14.1)%

* Northern Europe consists primarily of the Scandinavian countries, the Netherlands, Belgium, Luxembourg, Eastern European countries and Russia.

During the current fiscal period, we experienced lower sales volumes in the UK and Northern Europe, as compared with the corresponding periods of fiscal 2002 primarily from adverse macroeconomic conditions similar to those experienced in the U.S. and an intense competitive environment.

In Germany, we believe the increase in revenue, despite continued adverse economic conditions in this country, is primarily due to the increased emphasis on end-to-end networking architecture platform selling in that region. Overall, during the third quarter and first nine months of fiscal 2003, revenues in EMEA benefited from a favorable foreign exchange impact as compared with the corresponding periods of fiscal 2002. For example, the average exchange rate for the euro for the third quarter and first nine months ended March 30, 2003 increased approximately 22% and 14%, respectively, as compared with the corresponding periods of fiscal 2002.

Economic conditions in Japan have declined substantially in recent years and, combined with an intense competitive environment in this country, have adversely impacted our sales. If the adverse economic conditions in Japan continue or worsen and competition continues to intensify, our results of operations and cash flows could be further adversely affected.

Gross Margin

(dollars in millions)

	Three Months Ended				Nine Months Ended

	March 30, 2003	March 31, 2002	Change		March 30, 2003	March 31, 2002	Change

Products gross margin	$876	$963	(9.0)%		$2,558	$2,556	0.1%
Percentage of products net revenue	46.2%	42.4%	3.8	pts	44.2%	38.8%	5.4	pts
Services gross margin	$367	$344	6.7%		$1,080	$946	14.2%
Percentage of services net revenue	41.1%	41.1%	0.0	pts	40.6%	38.0%	2.6	pts
Total gross margin	$1,243	$1,307	(4.9)%		$3,638	$3,502	3.9%
Percentage of net revenues	44.6%	42.1%	2.5	pts	43.0%	38.6%	4.4	pts

Products Gross Margin

In the third quarter and first nine months of fiscal 2003, our products gross margin percentage increased by 3.8 and 5.4 percentage points, respectively, as compared with the corresponding periods of fiscal 2002.

There are numerous factors that can influence the gross margin percentage including product mix, pricing, geography mix, the mix between sales to resellers and end-users, currency, third-party costs (including both raw material and manufacturing costs), volume, warranty costs and charges related to excess and obsolete inventory. Many of these factors influence, or are interrelated with, other factors. As a result, it is difficult to precisely quantify the impact of each item individually. Accordingly, the following quantification of the reasons for the change in the products gross margin percentage are our best estimates only.

In the third quarter of fiscal 2003, as compared with the corresponding period of fiscal 2002, the 3.8 percentage point increase in our products gross margin percentage was primarily the result of: (1) lower purchased component costs, benefiting products gross margin by approximately 6 percentage points; (2) lower costs associated with excess and obsolete inventories, benefiting products gross margin by approximately 1 point; and (3) lower amortization costs related to certain of our intangible assets that were partially written-down during the second quarter of fiscal 2003, benefiting products gross margin by approximately 1 point. These favorable factors were partially offset by reductions in product pricing (normal price list reductions and competitive transaction pricing), negatively impacting products gross margin by approximately 5 points.

In the first nine months of fiscal 2003, as compared with the corresponding period of fiscal 2002, the 5.4 percentage point increase in our products gross margin percentage was primarily the result of: (1) lower purchased component costs, benefiting products gross margin by approximately 8 percentage points; (2) lower platform transition costs associated with the conversion of a majority of our product lines to the UltraSPARC III microprocessor that were incurred in the first half of fiscal 2002, and lower fixed manufacturing costs benefiting products gross margin by approximately 3 points; and (3) lower amortization costs of certain of our intangible assets that were partially written-down during the second quarter of fiscal 2003, benefiting products gross margin by approximately 1 point.

These favorable factors were partially offset by: (1) reductions in product pricing (normal price list reductions and competitive transaction pricing), negatively impacting products gross margin by approximately 7 points; and (2) changes in the sales products mix, negatively impacting products gross margin by approximately 1 point.

We have experienced significant component costs reductions over the last year which have contributed to the increase in products gross margin but we do not expect these decreases to continue at the same degree in the future. In addition, should the current global macroeconomic conditions remain unfavorable or deteriorate further, or the pricing pressures associated with competition worsen, products gross margin could be adversely impacted.

Services Gross Margin

In the third quarter and the first nine months of fiscal 2003, services gross margin percentage remained unchanged and increased 2.6 percentage points, respectively, as compared with the corresponding periods of fiscal 2002.

Services gross margin percentage is influenced by numerous factors including services mix, pricing, geography mix, currency and third-party costs. Many of these factors influence, or are interrelated with, other factors. As a result, it is difficult to precisely quantify the impact of each item individually. Accordingly, the following quantification of the reasons for the change in the services gross margin percentage are our best estimates only.

In the third quarter of fiscal 2003, as compared with the corresponding period of fiscal 2002, our services gross margin percentage remained unchanged. However, the factors affecting our services gross margin for the third quarter and first nine months of fiscal 2003, differed from the corresponding periods of fiscal 2002. In the third quarter of fiscal 2003, we experienced increases to our services gross margin percentage as a result of: (1) overall cost reductions, primarily from decreases in discretionary spending, and improved operating efficiencies across all lines of our services business, helped, in part, by lower overall headcount, benefiting services gross margin by approximately 3 points; and (2) support services revenue increasing as a percentage of total services net revenue (support services generates a higher gross margin than professional services or educational services), benefiting services gross margin by approximately 1 point. The impact of these favorable factors was offset by: (1) increased competitive pricing pressures negatively impacting services gross margin by approximately 2 points; and (2) increased investments related to deployment of service delivery technologies and processes, negatively impacting services gross margin by approximately 2 points.

During the first nine months of fiscal 2003, as compared with the corresponding period of fiscal 2002, the 2.6 percentage points increase in our services gross margin percentage reflected the impact of: (1) overall cost reductions, primarily from decreases in discretionary spending, and improved operating efficiencies across all lines of our services business, helped, in part, by lower overall headcount, benefiting services gross margin by approximately 4 points; and (2) support services revenue increasing as a percentage of total services net revenue (support services generates a higher gross margin than professional services or educational services), benefiting services gross margin by approximately 2 points. The impact of these favorable items on services gross margin in the first nine months of fiscal 2003, as compared with the corresponding periods of fiscal 2002, was partially offset by: (1) competitive pricing pressures, negatively impacting services gross margin by approximately 2 points; and (2) increased investments related to deployment of service delivery technologies and processes, negatively impacting services gross margin by approximately 1 point.

Operating Expenses

(dollars in millions)

	Three Months Ended			Nine Months Ended

	March 30, 2003	March 31, 2002	Change	March 30, 2003	March 31, 2002	Change

Research and development	$467	$468	(0.2)%	$1,355	$1,369	(1.0)%
Percentage of net revenues	16.7%	15.1%		16.0%	15.1%
Selling, general and administrative	$791	$985	(19.7)%	$2,503	$2,912	(14.0)%
Percentage of net revenues	28.4%	31.7%		29.6%	32.1%
Restructuring charges	$(4)	$(4)	—%	$377	$521	(27.6)%
Percentage of net revenues	(0.1)%	(0.1)%		4.5%	5.7%
Purchased in-process research and development	$—	$—	N/M	$4	$3	33.3%
Percentage of net revenues	—%	—%		—%	—%
Impairment of goodwill and other intangible assets	$—	$6	N/M	$2,125	$6	N/M
Percentage of net revenues	—%	0.1%		25.1%	—%

Research and Development (R&D) Expenses

During the third quarter and the first nine months of fiscal 2003, R&D expenses in dollars remained relatively flat, as compared with the same periods of a year ago. However, the components of R&D expenses for the third quarter and first nine months of fiscal 2003, differed from the corresponding periods of fiscal 2002. In the third quarter of fiscal 2003, we experienced decreases in discretionary spending and depreciation costs of $16 million, offset by a $12 million increase in compensation costs due to our fiscal 2003 acquisitions and annual salary adjustments generated during the third quarter of fiscal 2003, and a $3 million increase in prototype costs. During the first nine months of fiscal 2003, as compared with the corresponding period of fiscal 2002, a $65 million aggregate decrease in: (1) infrastructure costs due to our restructuring plans; (2) costs incurred for prototype development; (3) depreciation costs; and (4) discretionary spending, was substantially offset by a $51 million increase in compensation costs. In general, fluctuations in amounts incurred for R&D expenses will depend upon the timing of product introductions, among other factors. In the short-term, on a dollar basis, we intend to maintain our levels of R&D expenditures.

Selling, General and Administrative (SG&A) Expenses

In dollars, SG&A expenses decreased $194 million to $791 million in the third quarter of fiscal 2003, as compared with $985 million in the third quarter of fiscal 2002. The $194 million decrease was primarily the result of: (1) a $79 million decrease in compensation costs (net of a $10 million increase due to annual salary adjustments during the third quarter of fiscal 2003) primarily as a result of headcount reductions; (2) a $54 million decrease in discretionary spending in areas such as advertising and consulting; and (3) a $40 million decrease in depreciation and occupancy costs as a result of reductions in capital expenditures and facility exit plans.

In dollars, SG&A expenses decreased $409 million to $2,503 million in the first nine months of fiscal 2003, as compared with $2,912 million in the first nine months of fiscal 2002. The $409 million decrease was primarily the result of: (1) a $161 million decrease in discretionary spending in areas such as advertising and consulting; (2) a $138 million decrease in compensation costs (which is net of a $33 million decreased benefit from our mandatory July 2002 shutdown, as compared with our mandatory July 2001 shutdown, resulting from fewer required vacation days in July 2002 as compared with July 2001 and a $10 million increase due to annual salary adjustments during the third quarter of fiscal 2003) primarily as a result of headcount reductions; and (3) a $80 million decrease in depreciation and occupancy costs as a result of reductions in capital expenditures and facility exit plans.

Restructuring Charges

Fiscal 2003 Restructuring Plan

In October 2002, we committed to and began implementing a workforce reduction and facility exit plan (Fiscal 2003 Restructuring Plan). The goal of this plan was to reduce costs and improve operating efficiencies in order to adjust to the current business environment. We implemented the plan by reducing headcount and eliminating excess facility capacity in light of revised facility requirements. In accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, during the second quarter of fiscal 2003, we recognized $308 million in restructuring charges associated with the Fiscal 2003 Restructuring Plan (consisting of a $176 million workforce reduction charge and a $132 million excess facility charge as discussed below).

During the second quarter of fiscal 2003, we recognized a workforce reduction charge of $176 million relating to severance and related fringe benefits for approximately 3,200 employees. As of March 30, 2003, approximately 3,000 employees had been terminated as a result of the restructuring. We expect the remaining employees to be terminated during the fourth quarter of fiscal 2003. The workforce reduction will result in the termination of employees across all employee levels, business functions, operating units, and geographic regions. We may incur additional workforce-related charges should we identify additional individual employees to be terminated in certain countries, and again, depending on the local employment laws that govern such employees.

In addition, during the second quarter of fiscal 2003, we recorded a charge of $132 million relating to the consolidation of excess facilities. The facility exit charges included:

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

We expect to exit the facilities relating to the amounts accrued under the Fiscal 2003 Restructuring Plan by December 29, 2003. At March 30, 2003, we had an aggregate accrued liability of $150 million with respect to the Fiscal 2003 Restructuring Plan.

During the third quarter of fiscal 2003, we reduced our estimate of the total cost associated with this restructuring activity to $306 million and accordingly, recorded an adjustment of $2 million.

Fiscal 2002 Restructuring Plan and Fiscal 2001 Facility Exit Plan

We committed to a restructuring plan in fiscal 2002 (Fiscal 2002 Restructuring Plan) and a facility exit plan in fiscal 2001 (Fiscal 2001 Facility Exit Plan). We recorded initial restructuring charges in fiscal years 2002 and 2001 based on assumptions and related estimates that were deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to the continued deterioration of the commercial real estate market, primarily in the U.S., we revised certain estimates and made the appropriate adjustments to the initial restructuring charges recorded during fiscal years 2002 and 2001. Accordingly, during the three months and nine months ended March 30, 2003, we reduced our estimates by $1 million and we recognized net charges of $40 million, respectively, related to our Fiscal 2002 Restructuring Plan, and we reduced our estimates by $1 million and we recognized net charges of $33 million, respectively, for the Fiscal 2001 Facility Exit Plan, primarily due to continued deterioration of the commercial real estate market, which resulted in a reduction of our estimated sublease income on exited facilities. At March 30, 2003, we had an aggregate accrued liability of $255 million (all related to exited facilities) with respect to these two plans.

Purchased In-Process Research and Development (IPRD)

Overview

We incurred purchased in-process research and development (IPRD) expenses of $3.5 million during the nine months ended March 30, 2003, which represented the write-off of in-process technologies associated with our acquisitions of: (1) Pirus ($3.3 million); and (2) Terraspring ($0.2 million), both of which occurred in the second quarter of fiscal 2003. There was no purchased IPRD during the third quarter of fiscal 2003. There was $3.2 million of IPRD expenses in the first nine months of fiscal 2002, associated with the acquisition of Isopia, Inc., which occurred during the first quarter of fiscal 2002. At the date of each of these acquisitions, the projects associated with the IPRD efforts had not yet reached technological feasibility and the IPRD had no alternative future uses. Accordingly, these amounts were expensed on the respective acquisition dates of each acquired company. See also Note 3 to the Condensed Consolidated Financial Statements.

Valuation of IPRD

Amounts allocated to IPRD are calculated using established valuation techniques accepted in the high-technology industry. These calculations gave consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the product’s underlying technology. The value of the IPRD reflects the relative value and contribution of the acquired research and development. In determining the value assigned to IPRD, we considered the R&D’s stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the projected cost to complete the project.

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

Valuation assumptions

The following table summarizes the significant assumptions underlying the valuation related to the IPRD for the nine months ended March 30, 2003 (dollars in millions):

					Percentage of Revenue

		Estimated Cost to
		Complete Technology	Percentage
		at Time of	Completed at Time	Average Revenue
Acquired Company	IPRD	Acquisition	of Acquisition	Growth Rate	Average COS	Average SG&A	Average R&D	Discount Rate Used

Pirus	$3.3	3.8	30%	15%	51%	31%	4%	22%
Terraspring	$0.2	1.0	25%	23%	12%	22%	2%	31%

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

Overall status of business combinations prior to fiscal 2003

Except for the acquisitions discussed under Note 5 to the Condensed Consolidated Financial Statements, we believe that the projections we used in performing our valuations for each acquisition, are still valid in all material respects; however, we cannot assure you that the projected results will be achieved. We continue to make substantial progress related to the development and commercialization of acquired technologies. Although we have experienced delays in the completion of certain of our development efforts and their related commercialization, the expected total costs to complete such technologies have not materially increased, individually or in the aggregate, from our estimates at the time of the acquisitions. We periodically evaluate our product development timeline and modify our overall business plan in response to various factors. Modifications to our business plan include the reallocation of resources among various alternative development projects. The impact of delays in the realization of economic benefits related to acquired technologies, individually or in the aggregate, has not been material to our overall consolidated financial position as of the quarter ended March 30, 2003, or results of operations for the three quarters then ended.

Impairment of Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”, is the authoritative standard on the accounting for the impairment of goodwill. SFAS 142 requires that we evaluate on an annual basis (or whenever events occur which may indicate possible impairment) whether any portion of our recorded goodwill is impaired. We performed this analysis at one level below the operating segment level (Note 9) as defined in SFAS 142. As discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002, this analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists; and (2) measure the amount of impairment.

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

We conducted our annual analysis in the fourth quarter of fiscal 2002. We concluded at that time, that we did not have any impairment of goodwill based on our then forecasted discounted cash flows as well as our market capitalization. However, in October 2002, the estimated fair value of our reporting units decreased because our current forecasted discounted cash flows and market capitalization were lower than at the time of our previous analysis. Based on this analysis, we concluded that the goodwill in our Volume Server and Network Storage reporting units was impaired. As required by SFAS 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of the reporting units to the tangible and intangible assets (other than goodwill) within these reporting units. Based on this allocation, we concluded that all of the recorded goodwill in the Volume Server reporting unit ($1,566 million) and the Network Storage reporting unit ($461 million) was impaired and needed to be expensed as a noncash charge to continuing operations during the second quarter of fiscal 2003.

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

Loss on Equity Investments

(dollars in millions)

	Three Months Ended			Nine Months Ended

	March 30, 2003	March 31, 2002	Change	March 30, 2003	March 31, 2002	Change

Loss on equity investments, net	$(16)	$(23)	30.4%	$(58)	$(81)	28.4%
Percentage of net revenues	(0.6)%	(0.7)%		(0.7)%	(0.9)%

     Our equity investments portfolio, which primarily consists of investments in publicly traded and privately-held technology companies, has continued to be negatively impacted by the adverse macroeconomic conditions and declining equity valuations in the technology sector during the third quarter of fiscal 2003.

     The loss on equity investments in the third quarter and first nine months of fiscal 2003 of $16 million and $58 million, respectively, as compared with the $23 million and $81 million losses in the corresponding periods of fiscal 2002, respectively, was primarily related to a continuing decline in value of the portfolio that was considered other than temporary.

     The privately-held technology companies in which we have invested are particularly vulnerable to the current adverse economic conditions and the related slow down of investing activity in the private equity market place. If the current negative economic conditions persist, we may incur additional losses on our investments.

Interest Income, net

(dollars in millions)

	Three Months Ended			Nine Months Ended

	March 30, 2003	March 31, 2002	Change	March 30, 2003	March 31, 2002	Change

Interest income, net	$33	$77	(57.1)%	$110	$252	(56.3)%
Percentage of net revenues	1.2%	2.5%		1.3%	2.8%

In the third quarter and the first nine months of fiscal 2003, interest income, net, decreased 57.1% and 56.3%, respectively, as compared with the corresponding periods of fiscal 2002. The decrease in the third quarter and first nine months of fiscal 2003, as compared with the corresponding periods of fiscal 2002, is primarily due to fewer realized gains on the sale of certain marketable debt securities (a decrease of $33 million and $92 million, respectively) and a combination of lower interest rates and lower cash and marketable debt securities balances (a decrease of $17 million and $66 million, respectively). These unfavorable factors were partially offset by decreases in our interest expenses of $6 million and $16 million, respectively, for the third quarter and first nine months of fiscal 2003, as compared with the same periods of a year ago, as a result of lower interest rates and lower debt principal outstanding during fiscal 2003.

The average duration of our portfolio of marketable securities decreased to 0.82 years as of March 30, 2003 from 1.24 years as of March 31, 2002. In general, we would expect the volatility of this portfolio to decrease as its duration decreases.

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

Income Taxes

(dollars in millions)

	Three Months Ended			Nine Months Ended

	March 30, 2003	March 31, 2002	Change	March 30, 2003	March 31, 2002	Change

Income tax provision (benefit)	$2	$(57)	N/M	$(284)	$(490)	(42.0)%
Percentage of income (loss) before taxes	44.0%	60.8%		10.6%	43.1%

Our effective income tax rate was 44.0% for the third quarter of fiscal 2003 and 10.6% for the first nine months of fiscal 2003, as compared with an effective income tax rate of 60.8% and 43.1% for the corresponding periods of fiscal 2002. The difference in our tax rates for the third quarter and the first nine months of fiscal 2003, as compared with the corresponding periods of fiscal 2002, is due primarily to our estimate of projected statutory credits to be recognized in fiscal 2002 and the non-deductibility of goodwill impairment recognized in fiscal 2003, respectively.

Stock Options and Incentive Plans

Information with respect to stock option and stock purchase rights activity for the nine months ended March 30, 2003, is as follows (in millions, except per share amounts):

		Outstanding Options
	Shares
	Available	Number	Weighted
	for	of	Average
	Grant	Shares	Exercise Price

Balance at June 30, 2002	244	556	$15.86
Additional shares reserved	135	—	—
Grants and assumptions	(74)	77	3.50
Exercises	—	(13)	1.45
Cancellations	39	(41)	17.38
Plan expiration	(17)	—	—

Balance at March 30, 2003	327	579	$14.43

The following table summarizes significant ranges of outstanding and exercisable options at March 30, 2003 (shares and aggregate intrinsic value in millions):

	Outstanding Options					Options Exercisable

		Weighted
		Average	Weighted				Weighted
		Remaining	Average	Aggregate			Average	Aggregate
		Life	Exercise	Intrinsic	Potential		Exercise	Intrinsic	Potential
Range of Exercise Prices	Shares	in Years	Price	Value	Dilution	Shares	Price	Value	Dilution

$0.01 - $3.429	84	2.2	$2.38	$88	2.6%	77	$2.43	$77	2.4%
$3.43 - $5.01	91	6.3	3.81	—	2.8%	25	4.04	—	0.8%
$5.02 - $10.00	164	5.3	7.31	—	5.1%	75	6.49	—	2.3%
$10.01 - $15.00	50	5.2	12.63	—	1.6%	24	12.66	—	0.8%
$15.01 - $20.00	89	5.7	17.94	—	2.8%	28	17.63	—	0.9%
$20.01 - $40.00	53	5.1	37.63	—	1.7%	24	36.85	—	0.7%
$40.00 - $108.375	48	5.2	49.91	—	1.5%	23	49.44	—	0.7%

	579	5.0	$14.43	$88	18.1%	276	$13.04	$77	8.6%

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price of $3.429 at March 28, 2003, and the exercise price, times the number of shares) that would have been received by the option holder had all option holders exercised their options on March 30, 2003. This amount changes based on the market value of Sun’s stock.

Potential dilution is computed by dividing the options in the related range of exercise prices by the shares of common stock issued, adjusted for treasury stock, as of March 30, 2003 (3,200 million shares).

The 579 million options outstanding at March 30, 2003 will vest as follows (in millions):

	Q3’03 and prior	2003	2004	2005	2006	2007	2008	Total

Number of Options	276	41	86	74	53	35	14	579

Options Granted during the Nine Months Ended March 30, 2003 to the Most Highly Compensated Executive Officers Named in Our Most Recent Proxy Statement

Name	Number of Options Granted	Exercise Price

Scott G. McNealy	1,000,000	$3.70
Michael E. Lehman	20,000	$3.40

As of March 30, 2003, only two individuals who were named in the Summary Compensation Table as reported in our Proxy Statement dated September 30, 2002 were serving as executive officers and/or Board members of Sun.

Equity Compensation Plan Information

A summary of outstanding stock options and securities available for future grant under our stockholder approved and non-approved equity compensation plans as of March 30, 2003 is as follows (in millions, except per share amounts):

		Weighted Average
	Number of Securities	Exercise Price of
	to be Issued upon	Outstanding	Number of Securities
	Exercise of	Options, Warrants	Remaining Available for
	Outstanding Options,	and Rights	Future Issuance Under
Plan Category	Warrants and Rights	(in dollars)	Equity Compensation Plans

Equity compensation plans approved by security holders (excluding ESPP)	560	$14.58	296
Equity compensation plans not approved by security holders (excluding ESPP)	19	$9.85	31

Total (excluding ESPP)	579	$14.43	327

Equity compensation plans approved by security holders (ESPP only)	N/A	N/A	68
Equity compensation plans not approved by security holders ( ESPP only)	N/A	N/A	—

Total (ESPP only)	N/A	N/A	68

All Plans	579	$14.43	395

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

(dollars in millions)

	March 30, 2003	June 30, 2002	Change

Cash and cash equivalents	$1,838	$2,024		$(186)
Marketable debt securities	3,700	3,840		(140)

Total cash, cash equivalents and marketable debt securities	$5,538	$5,864		$(326)

Percentage of total assets	40.9%	35.5%	5.4	pts
Days sales outstanding (DSO)	74	72		2
Days of supply in inventory (DOS)	23	27		(4)
Days payable outstanding (DPO)	(51)	(47)		(4)

Cash conversion cycle	46	52		(6)

Inventory turns — product only	9.9	6.7		3.2

	Nine Months Ended

	March 30, 2003	March 31, 2002	Change

Cash provided by operating activities	$702	$703	$(1)
Cash used in investing activities	$(275)	$(248)	$(27)
Cash used in financing activities	$(613)	$(255)	$(358)
Net increase (decrease) in cash and cash equivalents	$(186)	$200	$(386)

Changes in Cash Flow

During the nine months ended March 30, 2003, our operating activities generated cash flows of $702 million, which is comparable to the cash flows provided by operating activities during the corresponding period of fiscal 2002. During the nine months ended March 30, 2003, our cash, cash equivalents and marketable debt securities decreased by $326 million. This decrease was primarily attributable to the $499 million purchase of our common stock in the open market, the $200 million principal payment on our issued fixed-rate unsecured senior debt securities (Senior Notes) and the $370 million capital spending on equipment additions to support product development and spare parts investments and investments in other assets.

Net accounts receivable decreased to $2,296 million at March 30, 2003 from $2,745 million at June 30, 2002. The decrease in net accounts receivable was primarily due to the lower volume of sales and increased collection efforts.

We ended the third quarter of fiscal 2003 with a cash conversion cycle of 46 days, an improvement of 6 days from June 30, 2002. The cash conversion cycle is the duration between sale of inventories and services and the collection of the cash for that sale and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of days of sales outstanding (DSO) added to days of supply in inventories (DOS), reduced by days of payable outstanding (DPO). We decreased our days of supply in inventories by continuing reductions in inventories levels and increased our days of payables outstanding by negotiating more favorable terms with our vendors, while days of sales outstanding increased due to higher sales concentrated at the end of the quarter.

Inventories decreased to $397 million at March 30, 2003 from $591 million at June 30, 2002 and our inventory turn rate has increased to 9.9 times at March 30, 2003 from 6.7 at June 30, 2002. Inventory turns is annualized and represents the number of times inventory is replenished during the year. The increase in the inventory turns rate is a result of the lower balance in inventory and our ability to efficiently manage our inventory to meet customer demands. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

Prepaid expenses and other current assets decreased to $602 million at March 30, 2003 from $847 million at June 30, 2002 due to the receipt of an income tax refund during the second quarter of fiscal 2003, partially offset by increases in value added tax receivables.

Accounts payable decreased to $870 million at March 30, 2003 from $1,044 million at June 30, 2002. This decrease was primarily due to lower inventory levels and decreases in related operating activities, partially offset by an increase in value added tax payable. Our accrued payroll-related liabilities increased to $542 million at March 30, 2003 from $538 million at June 30, 2002, as a result of an increase in ESPP withholdings. Accrued liabilities decreased to $981 million at March 30, 2003 from $1,201 million at June 30, 2002, as a result of the overall decrease in our sales and related operational costs. Other non-current obligations increased to $366 million at March 30, 2003 from $215 million at June 30, 2002 primarily due to increases in the long-term liability related to our restructuring plans.

Liquidity

For the remainder of fiscal 2003, we expect cash outlays of approximately $40 million related to the funding of liabilities associated with the reduction in force and the consolidation of facilities in connection with our restructuring plans. From time to time, our Board of Directors approves systematic common stock repurchase programs allowing management to repurchase shares of our common stock in the open market pursuant to price-based formulas. These programs are largely intended to manage the dilutive effect generated by the exercise of stock options. In February 2001, we announced our intention to acquire up to $1.5 billion of our outstanding common stock under a stock repurchase program authorized by our Board of Directors which was in addition to our ongoing systematic stock repurchase programs. Approval of the February 2001 program by our Board of Directors reflected Sun’s strong belief in its future, our belief at the time that our then current market valuation did not reflect the underlying long term value of the company and our desire to enhance stockholder value. Under the February 2001 program, the timing and actual number of shares subject to repurchase are at the discretion of our management and are contingent on a number of factors, including our projected cash flow requirements, market conditions and our share price. During the fiscal year ended June 30, 2002, we repurchased common stock under all repurchase programs for an aggregate purchase price of $591 million and during the nine months ended March 30, 2003 we repurchased common stock under all repurchase programs for an aggregate purchase price of $499 million. All such repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Our $1.3 billion Senior Notes outstanding are due at various times between August 2004 and August 2009. The Senior Notes are subject to compliance with certain covenants that do not contain financial ratios. Accordingly, the impairment charge on goodwill and other intangible assets taken during fiscal 2003 had no impact on our debt covenant. We are currently in compliance with these covenants. If we failed to be in compliance with these covenants, the trustee of the Senior Notes or holders of not less than 25% in principal amount of the Senior Notes would have the ability to demand immediate payment of all amounts outstanding.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents in subsidiaries for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. Accordingly, in addition to the $1,838 million in cash and cash equivalents, we currently have for shorter-term requirements approximately $3,700 million in marketable debt securities that are available for future operating, financing and investing activities, for a total cash and marketable debt securities position of $5,538 million. However, a portion of our cash is generated from operations domiciled in foreign tax jurisdictions that are designated as permanently invested in the respective tax jurisdictions (approximately $1,463 million at June 30, 2002). While we do not currently believe there is a need to repatriate these funds to the U.S. in the short-term, if these funds are required for our operations in the U.S., we would be required to accrue and pay additional taxes to repatriate these funds.

In addition, we have uncommitted lines of credit aggregating approximately $555 million. No amounts were drawn from these lines of credit as of March 30, 2003. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

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

NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

Our auditors, Ernst & Young LLP, perform the following non-audit services that have been approved by our Audit Committee of the Board of Directors: expatriate tax services; international and U.S. tax planning and compliance services; and tax due diligence for acquisitions. Two officers, who are expatriates, utilize the tax services Ernst & Young LLP provides to all our employees under the expatriate program. In addition, Scott McNealy, our Chairman of the Board of Directors, President and Chief Executive Officer, retain Ernst & Young LLP to advise him on his personal income taxes.

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

Our future competitive performance depends on a number of factors, including our ability to: (1) continually develop and introduce new products and services with better prices and performance than those offered by our competitors; (2) offer a wide range of products and solutions from small single processor systems to large complex enterprise level systems; (3) offer solutions to customers that operate effectively within a computing environment that includes hardware and software from multiple vendors; (4) offer products that are reliable and that ensure the security of data and information; (5) create products for which third party software vendors will develop a wide range of applications; and (6) offer high quality products and services. Certain of our competitors, including IBM and HP, have financial and human resources and scale that are greater than ours, which increases the competitive pressures we face.

We also compete with systems manufacturers and resellers of systems based on microprocessors from Intel Corporation (Intel) and the Windows family of operating systems software from Microsoft Corporation (Microsoft). These competitors include Dell Computer Corporation (Dell) and HP, in addition to Intel and Microsoft. Certain of these competitors compete aggressively on price and seek to maintain very low cost structures. Some of these competitors are seeking to increase their market share in the enterprise server market. This competition creates increased pressure, including pricing pressure, on our workstation and lower-end server product lines. In particular, we are seeing increased competition and pricing pressures from competitors offering systems running Linux software and other open source software. We expect this competitive pressure to continue during the remainder of fiscal year 2003.

Fujitsu and its subsidiaries have, for many years, been a key strategic channel partner for Sun, distributing substantial quantities of our products throughout the world. However, Fujitsu is also a competitor of Sun and, as a licensee of various technologies from Sun and others, it has developed products that compete directly with our products. While we currently believe that Fujitsu intends to continue as our strategic channel partner, there can be no assurance of this and it is likely that the level of competition between Fujitsu and Sun will further intensify. While we intend to compete vigorously with Fujitsu, our inability to compete successfully with Fujitsu would have an adverse impact on our revenues and margins.

Over the last several years, we have invested significantly in our storage products business with a view to increasing the sales of these products both on a stand-alone basis to customers using the systems of our competitors, and as part of the systems that we sell. The intelligent storage products business is intensely competitive. EMC is currently a leader in this market and our primary competitor. During fiscal 2001, we entered into an OEM agreement with Hitachi Data Systems (HDS) under which we agreed to collaborate to provide high-end hardware, software and support solutions. To the extent we are unable to continue to penetrate this market and compete effectively, our business and operating results could be adversely affected.

The pricing policies of our competitors impact the overall demand for our products and services. Some of our competitors are capable of operating their businesses that compete with us at significant losses for extended periods of time, increasing pricing pressure on our products and services. If we do not maintain competitive pricing, the demand for our products and services, as well as our market share, may decline, having an adverse effect on our revenues. From time to time, in responding to competitive pressures, we lower the prices of our products and services. When this happens, if we are unable to reduce our component costs or improve operating efficiencies, our operating results and margins will be adversely affected.

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

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that our customers choose to buy. If we are unable to develop new products, our business and operating results could be adversely affected. We must quickly develop, introduce, and deliver in quantity new, complex systems, software, and hardware products and components. These include products which incorporate our new UltraSPARC III architecture and the Solaris™ Operating System, the Java platform and product suites, and the Sun ONE middleware offerings, among others. The development process for these complicated products is very uncertain. It requires high levels of innovation from both our product designers and the suppliers of the components used in our products. The development process is also lengthy and costly. If we fail to accurately anticipate our customers’ needs and technological trends, or are otherwise unable to complete the development of a product on a timely basis, we will be unable to introduce new products into the market on a timely basis, if at all, and our business and operating results would be adversely affected.

The manufacture and introduction of our new hardware and software products is also a complicated process. Once we have developed a new product we face several challenges in the manufacturing process. We must be able to manufacture new products in high enough volumes so that we can have an adequate supply of new products to meet customer demand. We must also be able to manufacture the new products at acceptable costs. This requires us to be able to accurately forecast customer demand so that we can procure the appropriate components at optimal costs. Forecasting demand requires us to predict order volumes, the correct mixes of our software and hardware products, and the correct configurations of these products. We must manage new product introductions to minimize the impact of customer-delayed purchases of existing products in anticipation of new product releases. We must also try to reduce the levels of older product and component inventories to minimize inventory write-offs. If we have excess inventory, it may be necessary to reduce our prices and write down inventory, which could result in lower gross margins. Additionally, our customers may delay orders for existing products in anticipation of new product introductions. As a result, we may decide to adjust prices of our existing products during this process to try to increase customer demand for these products. If we are introducing new products at the same time or shortly after the price adjustment, this will complicate our ability to anticipate customer demand for our new products. Our future operating results would be adversely affected if such pricing adjustments were to occur and we were unable to mitigate the resulting margin pressure by maintaining a favorable mix of systems, software, service and other products, or if we were unsuccessful in achieving component cost reductions, operating efficiencies and increasing sales volumes.

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

We depend on many suppliers for the necessary parts and components to manufacture our products. There are a number of vendors producing the parts and components that we need. However, there are some components that can only be purchased from a single vendor due to price, quality, or technology reasons. For example, we depend on Texas Instruments for our UltraSPARC microprocessors, Sony for a certain monitor and several other companies for custom integrated circuits. If we were unable to purchase the necessary parts and components on acceptable terms from a particular vendor and we had to find a new supplier for such parts and components, our new and existing product shipments could be delayed, adversely affecting our business and operating results.

Our future operating results depend on our ability to purchase a sufficient amount of components to meet the demands of our customers.

We depend heavily on our suppliers to timely design, manufacture, and deliver the necessary components for our products. While many of the components we purchase are standard, we do purchase some components, including color monitors, custom power supplies, application specific integrated circuits (ASICS) and custom memory and graphics devices, that require long lead times to manufacture and deliver. Long lead times make it difficult for us to plan component inventory levels in order to meet the customer demand for our products. In addition, in the past, we have experienced shortages in certain of our components (specifically, ASICS, dynamic random access memories (DRAMS) and static random access memories (SRAMS)). If a component delivery from a supplier is delayed, if we experience a shortage in one or more components, or if we are unable to provide for adequate levels of component inventory, our new and existing product shipments could be delayed and our business and operating results could be adversely affected.

Since we may order components from suppliers in advance of receipt of customer orders for our products which include these components, we could face a material inventory risk.

As part of our component inventory planning, we pay certain suppliers in advance of receipt of customer orders. We occasionally enter into negotiated orders with vendors early in the manufacturing process of our microprocessors to make sure we have enough of these components for our new products to meet anticipated customer demand. Because the design and manufacturing process for these components is very complicated it is possible that we could experience a design or manufacturing flaw that could delay or even prevent the production of the components for which we have previously committed to pay. We also face the risk of ordering too many components, or conversely, not enough components, since orders are generally based on forecasts of customer orders rather than actual orders. In addition, in certain cases, we make commitments to our suppliers for Sun custom sub-components, raw materials and work-in-progress that are necessary to meet our lead times for finished goods. If we cannot change or be released from supply orders, we could incur costs from the purchase of unusable components, either due to a delay in the production of the components or other supplies or as a result of inaccurately predicting supply orders in advance of customer orders. Our business and operating results could be adversely affected as a result of these increased costs.

Delays in product development or customer acceptance and implementation of new products and technologies could seriously harm our business.

Generally, the computer systems we sell to customers incorporate various hardware and software products that we sell, such as UltraSPARC microprocessors, various software elements, from the Solaris Operating System, to the Java platform and the Sun ONE middleware products, and Sun StorEdge™ array products. Any delay in the development, delivery or acceptance of key elements of the software or hardware included in our systems could delay our shipment of these systems. Delays in the development and introduction of our products may occur for various reasons.

In addition, if customers decided to delay the adoption and implementation of new releases of our Solaris Operating System this could also delay customer acceptance of new hardware products tied to that release. Adopting a new release of an operating environment requires a great deal of time and money for a customer to convert its systems to the new release. The customer must also work with software vendors who port their software applications to the new operating system and make sure these applications will run on the new operating system. As a result, customers may decide to delay their adoption of a new release of an operating system because of the cost of a new system and the effort involved to implement it.

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

When a quality issue is identified, we work extensively with our customers to remedy such issues. We test the affected product to determine the root cause of the problem and to determine appropriate solutions. We may find an appropriate solution (often called a “patch”) or offer a temporary fix while a permanent solution is being determined. If we are unable to determine the root cause, find an appropriate solution or offer a temporary fix, we may delay shipment to customers. We may, however, ship products while we continue to explore a suitable solution if we believe the defect is not significant to the product’s functionality.

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

Currently more than half of our revenues come from international sales. In addition, a portion of our operations consists of manufacturing and sales activities outside of the U.S. Our ability to sell our products and conduct our operations internationally is subject to a number of risks. Local economic, political and labor conditions in each country could adversely affect demand for our products and services or disrupt our operations in these markets. Currency fluctuations could also adversely affect our business in a number of ways. Although we take steps to reduce or eliminate certain foreign currency exposures that can be identified or quantified, we may incur currency translation losses as a result of our international operations. Further, in the event that currency fluctuations cause our products to become more expensive in overseas markets in local currencies, there could be a reduction in demand for our products or we could lower our pricing in some or all of these markets resulting in reduced revenue and margins. Alternatively, a weakening dollar could result in greater costs to us for our overseas operations. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business in these jurisdictions. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs. In addition, we could be subject to regulations, fines and penalties for violations of import and export regulations such as, our products being shipped directly or through a third party to certain countries. Such violations could result in penalties, including prohibiting us from exporting our products to one or more countries, and could adversely affect our business. See Part II, Item 1 — “Legal Proceedings” for further discussion.

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

Linearity. Our quarterly sales have historically reflected a pattern in which a disproportionate percentage of such quarters’ total sales occur in the last month and weeks and days of the quarter. This pattern makes prediction of revenues, earnings and working capital for each financial period especially difficult and uncertain and increases the risk of unanticipated variations in quarterly results and financial condition.

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

Goodwill and Other Intangible Assets. Statement of Financial Accounting Standards No. 142 (SFAS 142) “Goodwill and Other Intangible Assets” requires that we perform an analysis on our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. Under SFAS 142, goodwill is deemed to be impaired if the net book value of the reporting unit exceeds the estimated fair value. Under SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, a long-lived asset impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset are less than the carrying value of the intangible asset we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value. We recognized a significant impairment charge related to our goodwill and other intangible asset balances during the second quarter of fiscal 2003. Going forward, we will continue to review our goodwill and other intangible assets for possible impairment. Any additional impairment charges could adversely affect our reported results.

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

From time to time we have been notified that we may be infringing certain patents or other intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. Several pending claims are in various stages of evaluation. From time to time, we consider the desirability of entering into licensing agreements in certain of these cases. No assurance can be given that licenses can be obtained on acceptable terms or that litigation will not occur. In the event there is a temporary or permanent injunction entered prohibiting us from marketing or selling certain of our products, or a successful claim of infringement against us requiring us to pay royalties to a third party, and we fail to develop or license a substitute technology, our business, results of operations or financial condition could be materially adversely affected. See Part II, Item 1 — “Legal Proceedings” for further discussion.

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

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Sun. The Financial Accounting Standards Board (FASB), among other agencies and entities, is currently considering changes to US GAAP that, if implemented, would require us to record a charge to earnings for employee stock option grants. This proposal would negatively impact our earnings. For example, recording a charge for employee stock options under SFAS 123, “Accounting for Stock-Based Compensation” would have increased after tax loss by $647 million for fiscal year 2002 and reduced after tax income by $533 million and $317 million for fiscal years 2001 and 2000, respectively. In addition, new regulations proposed by The Nasdaq National Market requiring shareholder approval for all stock option plans as well as new regulations proposed by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased accounting compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

Business interruptions could adversely affect our business.

Our operations and those of our suppliers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults. In addition, some of our facilities are located on filled land and, therefore, may be more susceptible to damage if an earthquake occurs. We do not carry earthquake insurance for direct earthquake-related losses. Our facilities in the state of California, including our corporate headquarters and other critical business operations, may be subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts occur, they could disrupt the operations of our affected facilities. In addition, we do not carry business interruption insurance nor do we carry financial reserves against business interruptions arising from earthquakes, and certain electrical blackouts. If a business interruption occurs, our business could be seriously harmed.

Our business and operations in Asia and elsewhere could be affected by the continued proliferation of SARS

We have significant operations and depend on suppliers in Asia as well as many other countries. If the current Severe Acute Respiratory Syndrome (SARS) outbreak results in significant employee illness, quarantines, business shutdowns, or travel restrictions, whether affecting Sun or our partners and suppliers, our business and operations could be adversely affected.

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

In October 2002, Standard’s & Poor’s, a credit agency that follows Sun, downgraded us from triple-‘B’-plus to triple-‘B’ rating. In addition, Standard’s & Poor’s and Moody’s Investor Services, another credit agency, continued to place Sun on negative outlook. This reflects those credit agencies’ expectations that continued economic weakness and reduced IT spending will continue over at least the near-term to challenge Sun’s sales and profitability.

The downgrade by Standard’s & Poor’s could increase our costs of obtaining, or make it more difficult to obtain new debt financing or issue new debt, either of which could adversely affect our business and financial condition.

Our use of a self-insurance program to cover certain claims for losses suffered and costs or expenses incurred could negatively impact our business upon the occurrence of an uninsured event.

Sun has adopted a program of self-insurance with regard to certain risks such as California earthquakes where the lack of availability and high cost of commercially available insurance products do not make the transfer of this risk a reasonable approach. In these instances, Sun assumes the liability to cover claims for losses suffered and from costs or expenses incurred by individuals or entities through the use of a self-insurance program. In the event that the frequency of losses experienced by Sun increased unexpectedly, the aggregate of such losses could materially increase Sun’s liability and adversely affect Sun’s financial condition and results of operations. In addition, while the insurance market continues to limit the availability of certain insurance products while increasing the costs of such products, Sun will continue to evaluate the levels of claims Sun includes in its self-insurance program. Any increases to this program increases Sun’s risk exposure and therefore increases the risk of a possible material adverse effect on Sun’s financial condition and results of operations. In addition, Sun has made certain judgments as to the limits on its existing insurance coverage that Sun believes are in line with industry standards, as well as in light of economic and availability considerations. Unforeseen catastrophic loss scenarios could prove Sun’s limits to be inadequate and could materially adversely affect Sun’s financial and business condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at March 30, 2003. Actual results may differ materially.

Interest Rate Sensitivity

Our investment portfolio consists primarily of fixed income instruments with an average duration of 0.82 years as of March 30, 2003. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, for example, a hypothetical 150 BPS increase in interest rates would result in an approximate $44 million decrease in the fair value of our investments in debt securities as of March 30, 2003.

We also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest payable on the Senior Notes effectively becomes variable and thus matches the variable interest rate received from our cash and marketable securities. Accordingly, interest rate fluctuations impact the fair value of our Senior Notes outstanding, which will be offset by corresponding changes in the fair value of the swap agreements. However, by entering into these swap agreements, we have a cash flow exposure related to the risk that interest rates may increase. For example, a hypothetical 150 BPS increase in interest rates would result in an approximate $21 million decrease in cash over a year.

Foreign Currency Exchange Risk

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of manufacturing and sales activities outside of the U.S., we enter into transactions in other currencies, primarily the euro, the Japanese yen and the British pound. As a result, we purchase currency options and forward contracts to reduce or eliminate certain foreign currency exposures that can be identified and quantified. Sun’s hedges are primarily intended to protect against changes in the value of the U.S. dollar.

Based on our foreign currency exchange instruments outstanding at March 30, 2003, we estimate a maximum potential one-day loss in fair value of approximately $9 million, the same loss as compared with the March 31, 2002 calculation, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables, and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. Foreign currency fluctuations did not have a material impact on our results of operations and financial position during the three or nine month periods ended March 30, 2003.

Equity Security Price Risk

We are exposed to price fluctuations on the marketable portion of equity securities included in our portfolio of equity investments. These investments are generally in companies in the high-technology industry sector, many of which are small capitalization stocks. We typically do not attempt to reduce or eliminate the market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $2 million decrease in the fair value of our available-for-sale equity investments as of March 30, 2003. At March 30, 2003, two equity securities represented approximately $9 million of the $12 million total fair value of the marketable equity securities.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 11, 2002, Eastman Kodak Company (Kodak) filed a civil lawsuit against us, Eastman Kodak Company v. Sun Microsystems, Inc., Civil Action No. 02-CV-6074, in the United States District Court for the Western District of New York. On March 22, 2002, Kodak filed a First Amended Complaint, which asserts that some of our products, including those relating to our Java technology, infringe one or more claims of U.S. Patent No. 5,206,951, U.S. Patent No. 5,421,012, and U.S. Patent No. 5,226,161 (collectively, “the Kodak Patents”). Kodak further alleges that we have contributed to and induced infringement of one or more claims of the Kodak Patents. Kodak seeks injunctive relief against future infringement, unspecified damages for past infringement, and attorney’s fees and costs. On May 24, 2002, we filed an Answer to First Amended Complaint and Counterclaims, denying infringement of any valid and enforceable claim of any of the Kodak Patents. In the Answer and Counterclaims, we are also seeking declaratory judgment of noninfringement, invalidity and/or unenforceability of the Kodak Patents. We further allege that Kodak’s claims are barred in whole or in part by the doctrines of estoppel, laches and patent exhaustion, and that we have license and/or sublicense rights to the Kodak Patents. This case is at a very preliminary stage. Discovery has recently commenced. Pursuant to the discovery plan entered in the case, the parties are required to complete briefing on claim construction by July 23, 2003, with fact discovery ending on October 31, 2003. Trial has not been scheduled. Based on discussions over many months with Kodak, we believe this suit is without merit and, accordingly, we will defend ourselves and pursue our counterclaims vigorously. At this time, we cannot forecast with reasonable certainty the potential costs associated with an adverse outcome of this matter.

On March 8, 2002, we filed suit against Microsoft Corporation (Microsoft) in the United States District Court for the Northern District of California, pursuant to United States and State of California antitrust laws, alleging numerous illegal acts on the part of Microsoft, including efforts to acquire, maintain and expand a number of illegal monopolies; illegal tying arrangements; illegal exclusive dealings; copyright infringement; unreasonable restraints of trade; and unfair competition. Our requested remedies include: (1) preliminary injunctions requiring Microsoft to distribute our binary implementation of the Java Runtime Environment as part of Windows XP and Internet Explorer (“must carry remedy”) and to stop the unlicensed distribution of Microsoft’s Virtual Machine for Java; (2) a permanent injunction to restore competition to the markets in which Microsoft is unlawfully attempting to acquire, maintain and expand a number of monopolies; and (3) compensation for losses we suffered as a result of Microsoft’s unlawful actions. On August 9, 2002, the Judicial Panel on Multidistrict Litigation issued an order transferring our lawsuit to the District of Maryland, for pretrial proceedings, in the case entitled Microsoft Corp. Windows Operating System Antitrust Litigation, MDL-1332. We filed an amended complaint on August 26, 2002, alleging additional illegal tying arrangements and acts of illegal monopoly maintenance. On December 23, 2002, the Honorable J. Frederick Motz issued an opinion stating he would grant our motions seeking a preliminary injunction regarding the “must carry remedy” and a preliminary injunction prohibiting distribution of Microsoft’s Virtual Machine for Java, subject to the parties conferring on the form of a final order. Microsoft filed various motions seeking dismissal of our claims. On January 15, 2003, a final order was entered by Judge Motz requiring Microsoft to implement our requested “must carry remedy” within 120 days for shipments of Windows XP. We have posted a $25 million bond in relation to the preliminary injunction. At the January 15, 2003 hearing, Judge Motz also reversed an earlier order dismissing two of our claims, subject to our filing of a minor amendment to one of those claims, and denied Microsoft’s remaining motions to dismiss. At the conclusion of the pretrial proceedings in MDL-1332, the lawsuit will return for trial to the Northern District of California. On January 22, 2003, Microsoft filed an appeal seeking review of Judge Motz’s “must carry” preliminary injunction. A stay of Judge Motz’s order was granted, pending appeal. Oral arguments were presented on April 3, 2003 to a three judge panel. The case has been granted expedited consideration, and although there is no deadline for a ruling, it is reasonably likely a ruling will be issued within sixty days of the hearing. On February 24, 2003, Microsoft filed counterclaims against us, alleging unfair competition and breach of a settlement agreement between the parties related to Microsoft’s use of our Java technology.

We filed a motion to dismiss the unfair competition counterclaim and a reply to the other counterclaims on April 14, 2003. We believe that Microsoft’s counterclaims are without merit and intend to present a vigorous defense. At this time, we cannot forecast with reasonable certainty the potential costs associated with an adverse outcome with respect to Microsoft’s counterclaims.

In early February 2002, Sun and two of its subsidiaries received several charging letters from the United States Department of Commerce, Bureau of Industry and Security, Office of Export Enforcement (BIS) claiming that we had violated export control regulations. The letters relate to sales in 1998 in Egypt and in 1997 to a reseller in Hong Kong for subsequent resale in the People’s Republic of China. On April 16, 2003, the BIS provided us with a charging letter documenting nineteen additional charges. The relevant export statutes provide for monetary penalties, and in some instances, denial of export privileges and exclusion from practice before the BIS if a violation is found. The BIS has submitted a settlement proposal for our consideration and this proposal is currently under negotiation between the parties. The current BIS proposed settlement would impose a monetary penalty and a one-year suspended denial of export privileges. The proposed denial would not be enforced if there were no violations during the suspension period. The parties are currently in discussions regarding the content and scope of such suspended denial of export privileges. Based on our current settlement discussions with the BIS, we continue to believe we are reasonably likely to reach a negotiated resolution. However, absent a negotiated resolution, an administrative hearing would be set and, in such case, we would assert a vigorous defense. We believe that any monetary penalties imposed would not have a material adverse effect on our financial condition or operating results. A denial of export privileges, including any revocation of the proposed suspended denial could have a material adverse effect on our business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See Index to Exhibits on pages 59 to 60 hereof.

(b)	Reports on Form 8-K

We did not file any reports on Form 8-K during the fiscal quarter ended March 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN MICROSYSTEMS, INC.

BY

/s/ Stephen T. McGowan

Stephen T. McGowan
Chief Financial Officer and Executive Vice President, Corporate Resources
(Principal Financial Officer)

/s/ Kenneth A. Barker

Kenneth A. Barker
Vice President and Corporate Controller
(Principal Accounting Officer)
Date: May 14, 2003

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

Date: May 14, 2003
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

Date: May 14, 2003
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