Form 10-K
period 2003-06-30
SUN MICROSYSTEMS INC
filed 2003-09-29
CIK 709519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 0-15086

SUN MICROSYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2805249
(State of incorporation)	(I.R.S. Employer Identification No.)

4150 Network Circle	(650) 960-1300
Santa Clara, CA 95054	(Registrant’s telephone number, including area code)
(Address of principal executive offices,	http://www.sun.com/aboutsun/investor
including zip code)	(Registrant’s url)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

*  Common Stock

*  Share Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒        No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES    ☒        No    ☐

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant, as of December 27, 2002 (the last business day of registrant’s second quarter of fiscal 2003), was approximately $10.2 billion based upon the last sale price reported for such date on The Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

The number of shares of the registrant’s Common Stock (par value $0.00067) outstanding as of September 15, 2003 was 3,240,726,143.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 hereof.

PART I

ITEM 1.    BUSINESS

GENERAL

Sun’s business is singularly focused on providing products and services for network computing. Network computing has been at the core of the company’s offerings for the 21 years of our existence and is based on the premise that the power of a single computer can be increased dramatically when interconnected with other computer systems for the purposes of communication and sharing of computing power. Together with our partners, we provide network computing infrastructure solutions that comprise computer systems (hardware and software), network storage systems (hardware and software), support services and professional and educational services. Our customers use our products and services to build mission-critical network computing environments on which they operate essential elements of their businesses. Our network computing infrastructure solutions are used in a wide range of technical/scientific, business and engineering applications in industries such as telecommunications, government, financial services, manufacturing, education, retail, life sciences, media and entertainment and healthcare.

For the fiscal year ended June 30, 2003, we had revenues of $11.4 billion, employed approximately 36,100 employees, and conducted business in over 100 countries. We were incorporated in California in February 1982 and reincorporated in Delaware in July 1987.

We can be reached on the Internet at http://www.sun.com. Our most recent annual report on Form 10-K and certain of our other filings with the Securities and Exchange Commission (SEC) are available in PDF format through our Investor Relations website at http://www.sun.com/aboutsun/investors. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are also available on the SEC website at http://www.sec.gov which can be reached from our Investor Relations website.

BUSINESS STRATEGY

Our business strategy is built around our singular focus on network computing, and the computer systems (hardware and software), network storage systems (hardware and software), and support services and professional and educational services that enable networking solutions for our customers which attack cost and complexity, accelerate service delivery and provide mobility with security. The core elements of our business strategy include:

•	An end-to-end architecture that extends our common Java™ technology-based programming environment and SPARC® (Scalable Processor Architecture) technology implementation from devices as small as smart cards and cell phones to large multi-million dollar systems.

•	On-going innovation in microprocessor architecture, systems design and software to help ensure continuing technology leadership and resulting price-performance advantage.

•	A commitment to open application programming interfaces.

•	A solution-based selling model with an emphasis on utilizing our end-to-end network computing architecture platform to integrate our products and services to address customers’ strategic business challenges and information technology needs.

•	A robust partner community, including independent software vendors (ISV), system integrators, resellers and original equipment manufacturers (OEM), which adds value to Sun products and services and extends our reach and expertise.

•	A leading services organization that enables Sun and our partners to deliver open, innovative solutions and optimize availability and capabilities of our customers’ IT environment.

End-to-End Architecture

Developing and deploying services over the network requires an infrastructure platform that is enterprise ready, developer rich and economically compelling. This means that rather than offering the customer just the cheapest server or storage array, we are focused on providing the optimal combination of software and hardware that will give the customer better value. With this strategy, we are focused on offering the customer a platform that entails lower annual administrative costs, developer training costs, and downtime costs, which decreases customers’ “total cost of ownership.”

In fiscal 2003, we introduced a number of new products supporting our strategy as an end-to-end infrastructure platform company and we improved the performance of our UltraSPARC® III microprocessor across our low, mid and high-end server lines. The UltraSPARC III processor is fully binary compatible with our previous generation processor, so customers can run existing applications without the time and cost of rewriting applications. We also strengthened our Linux support by extending our x86 low-end server product line. We continued the deployment of our Solaris™ 9 Operating System, which creates significant benefits to customers by reducing system downtime and upgrade costs because it is designed to run existing applications currently running on previous Solaris Operating System releases.

In addition, we introduced a new line of highly dense, very manageable low-end servers, the Sun Fire™ blade platform. This line allows customers to mix, match and manage different systems in a heterogeneous environment such as SPARC and x86 architectures, Solaris and Linux operating systems, and specialty blades in the same physical system. These servers are part of our broader strategy to deliver highly dense racks of low cost and very manageable server groups that are based on open application programming interfaces.

Our Sun™ ONE platform consists of Sun’s powerful and scalable software, including the Solaris Operating System, Sun ONE middleware products and the Sun ONE Studio development environment. It also builds upon our well-established Java technology to help enable the creation and deployment of Sun ONE Services on Demand (i.e., the ability to provide information, data and applications anywhere, anytime and on any device, using open application programming interfaces that will work with a wide array of operating systems and applications).

Innovation

We believe that in order to be a leading developer of enterprise and network computing products and technologies, we must continue to invest and innovate. As indicated by our research and development investments of approximately 11-16% of annual revenues during each of the last three fiscal years, we are continually focused on technological innovation. Over the past few years, we have made significant investments in several of our product and services technologies, including investments in:

•	the highly scalable UltraSPARC processor and systems architecture including our next generation processors that enable chip multithreading to drive throughput computing at the processor level;

•	our highly reliable and scalable Solaris Operating System;

•	mission critical clustering, messaging, directory and web services infrastructure software;

•	the cross-platform Java software development environment, spanning smart cards, cellular handsets, set top boxes, desktop computers, and servers — used by our customers and independent software vendors;

•	virtualization, provisioning, and monitoring software architecture for network computing resource optimization and systems management simplification;

•	our highly scalable enterprise servers, from entry level to data center class; and

•	network-based storage systems and software, including Sun HighGround™ storage management software and Sun™ QFS and Sun™ SAM-FS software.

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

Open Application Programming Interfaces (APIs)

From inception, we have focused on developing products and technologies based upon open APIs. We believe the real power in computing lies in the ability to freely access and share information over the network, while unconstrained by proprietary software and hardware standards.

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

Solutions-Based Selling Model

Our sales force is focused on selling our products and services via a solutions-based selling model whereby we offer an integrated and consistent set of end-to-end networking architecture platform solutions to the marketplace. These solution sets currently encompass three core competencies: the Data Center (including Storage), Java Web Services, and Edge Computing. These competencies line up directly with the three key strategies we present to our customers as part of the Sun vision — attacking cost and complexity, accelerating service delivery and enabling mobility with security. We believe our solutions-based selling approach allows us to engage with our customers over the entire life cycle of their key infrastructure projects, which brings our expertise to bear in accelerating the delivery of sustainable value from the products and services we produce.

Partner Community

Our partner community is essential to our success. While our product and service offerings are very broad, we recognize that no single supplier of computing solutions can meet all of the needs of all of its customers. We have established relationships with leading independent software vendors (independent software vendors are a part of nearly all solutions our customers implement), value-added resellers, OEMs, channel development providers, independent distributors, computer systems integrators and service delivery partners to deliver solutions that our customers demand. Through these relationships, our goal is to optimize our ability to be the technology of choice, the platform of choice, the partner of choice and to provide the end-to-end solutions that customers require to compete.

Global Services

We provide expertise in network computing through a broad range of global services including support services to help ensure high satisfaction and availability of our customers’ mission-critical systems. In addition, our professional and educational services enable our customers to architect, implement and deploy systems within their IT environments and provide system/network management, education consulting, skills migration and training.

BUSINESS ORGANIZATION

Our organization is centered around the functional competencies needed to design, develop and deploy the major elements of our infrastructure solutions. Our Global Sales Operations organization manages and has primary responsibility for our field sales, relationships with our selling partners, technical sales support, and sales operations. Our Marketing and Strategy Organization is responsible for corporate strategy and strategic planning and development, product marketing strategy, pricing strategy and execution, public and analyst relations, advertising and branding, go-to-market activities and acquisitions and strategic investments activities. Our Worldwide Operations organization manages and oversees manufacturing operations of Sun and our partners and is responsible for logistics operations. Our research and development investments comprise organizations focused on the development of computer systems (specifically organizations responsible for the development of processors and network products, enterprise systems products, volume systems products, and software) and network storage systems products. Our Sun Services organization is responsible for services including design, implementation and operation of enterprise and Internet computing environments, systems integration and support, and professional and educational services.

SALES, MARKETING AND DISTRIBUTION

We sell end-to-end networking architecture platform solutions, including products and services, in most major markets worldwide through a combination of direct and indirect channels. We also offer component products such as CPU chips and embedded boards on an OEM basis to other hardware manufacturers, and supply after-market and peripheral products to their end-user installed base, both directly and through independent distributors and resellers.

Our sales force serves the telecommunications, government, financial services, manufacturing, education, retail, life sciences, media and entertainment and healthcare industries. We organize our sales coverage resources within four Time Zone groups, which consist of U.S., International Americas, EMEA (Europe Middle East and Africa) and APAC (Asia, Australia and New Zealand) comprising 22 geographically-based selling units. We have approximately 100 sales and service offices in the United States and an additional 150 sales and service offices in 45 other countries. In addition, we use independent distributors in over 100 countries. In general, our sales coverage model calls for independent distributors to be deployed in partnership with our direct sales force. However, in some smaller markets, independent distributors may be our sole means of sales, marketing and distribution.

Our relationships with resellers and distributors (collectively our “Channel Partners”) are very important to our future revenues and profitability. Channel relationships accounted for more than 61% of our revenues during fiscal 2003 and more than 65% in fiscal 2002. Our sales force is compensated on a channel-neutral basis to reduce potential conflict between our sales force and channel partners. Our partners include:

•	systems integrators, both government and commercial, who serve the market for large commercial projects requiring substantial analysis, design, development, implementation and support of custom solutions;

•	channel development providers who supply our products and provide product marketing and technical support services to our smaller resellers;

•	ISVs and resellers who provide added value in the form of software packages, proprietary software development, high-end networking integration, vertical integration, vertical industry expertise, training, installation and support;

•	OEMs who integrate our products with their hardware and software; and

•	independent distributors who primarily serve foreign markets in which we do not have a direct presence.

We have a wide range of marketing activities. Our marketing and strategy organization oversees Sun’s strategic planning, determines product and pricing strategy; coordinates advertising, demand creation and public relations activities; maintains strategic partnerships with major independent software vendors; performs competitive analyses; and negotiates and supports acquisition and investment transactions.

Revenues from outside the United States were approximately 56% of our total net revenues in fiscal 2003 and 53% and 52% in fiscal 2002 and 2001, respectively. Direct sales we make outside of the United States are generally priced in local currencies and can be subject to currency exchange fluctuations. The net foreign currency impact on net revenues and operating results cannot be precisely measured because of the various hedging strategies we employ, however because of the general weakening of the U.S. dollar our best estimate of the foreign exchange benefit approximated 4% on total net revenues for fiscal 2003.

Some of our sales to international customers are made under export licenses that must be obtained from the United States Department of Commerce. In addition, all of our export transactions are subject to U.S. export control laws, and certain transactions could require prior approval of the U.S. Department of Commerce. Protectionist trade legislation in either the United States or other countries, such as a change in the current tariff structures, export compliance laws or other trade policies, could adversely affect our ability to sell or to manufacture in international markets. Furthermore, revenues from outside the United States are subject to inherent risks, including the general economic and political conditions in each country. See Item 3. Legal Proceedings, for a description of certain matters currently pending before the U.S. Department of Commerce, Bureau of Industry and Security, Office of Export Enforcement (BIS).

The countries primarily contributing to our international sales are Japan, Germany and the United Kingdom (UK). Japan represented approximately 8% of our total net revenues in fiscal 2003, 9% in fiscal 2002 and 10% in fiscal 2001. Germany represented approximately 8% of our total net revenues in fiscal 2003, 7% in fiscal 2002 and 6% in fiscal 2001. The UK represented approximately 7% of our total net revenues in fiscal 2003, 7% in fiscal 2002 and 8% in fiscal

2001. Over the past three years, Japan’s revenues have declined while sales in Germany increased from the previous fiscal year and revenues in the United Kingdom were stable as a percentage of total net revenues. Sales to telecommunication and information technology manufacturing industries, primarily through Channel Partners, together represent a significant portion of Sun’s revenues in Japan.

Sales to General Electric Company (GE) and its subsidiaries in the aggregate accounted for approximately 11%, 12% and 13% of our fiscal 2003, 2002 and 2001 total net revenues, respectively. More than 90% of the revenue attributed to GE was generated through GE subsidiaries acting as either a reseller or financier of our products. Sales through MRA Systems, Inc., a channel development partner and a GE subsidiary, consisted of 9%, 8% and 10% of total net revenues in 2003, 2002 and 2001, respectively. As a channel development partner, MRA Systems, Inc. acts as a distributor of our products to resellers who in turn sell those products to end-users. Our business could be adversely affected if GE or another significant customer terminated its business relationship with us or significantly reduced the amount of business it did with us. See Note 15 to the Consolidated Financial Statements for additional information concerning sales to international customers and business segments.

Our product order backlog at June 30, 2003 was $705 million, as compared with $841 million at June 30, 2002. Our backlog includes orders for which a delivery schedule within six months has been specified by the customer and shipped products for which revenue has not been recognized. Backlog levels vary with demand, product availability and our delivery lead times, and are subject to significant decreases as a result of, among other things, customer order delays, changes or cancellations. As such, backlog levels are not a reliable indicator of future operating results.

MANUFACTURING AND SUPPLY

Worldwide Operations manages company-wide purchasing of materials used in producing Sun products, assists in product design enhancements, oversees our own manufacturing operations and those of our manufacturing partners and coordinates logistics operations. Our manufacturing operations consist primarily of final assembly, test and quality control of mid to high-end systems. For all other systems, we rely on external manufacturing partners. We manufacture in California, Oregon and Scotland, and distribute from California, the Netherlands and Japan. We have continued efforts to simplify the manufacturing process by reducing the diversity of system configurations offered and increasing the standardization of components across product types. In addition, we have continued to increase our focus on quality through the appointment of a Chief Quality Officer in fiscal 2003 and the implementation of new quality control processes that are intended to proactively identify quality issues. The early-identification of products containing defects in engineering, design and manufacturing processes, as well as defects in third-party components included in our products could result in delays of product shipments.

We depend on many suppliers for the necessary parts and components to manufacture our products. There are a number of vendors producing the parts and components that we need. However, there are some components that can only be purchased from a single vendor due to price, quality, or technology reasons. For example, we depend on Texas Instruments for our SPARC® microprocessors and several other companies for custom integrated circuits. If we were unable to purchase the necessary parts and components on acceptable terms from a particular vendor and we had to find a new supplier for such parts and components, our new and existing product shipments could be delayed, adversely affecting our business and operating results. Similarly, our ability to purchase components in sufficient quantities to meet customer demand could impact our future operating results. Further, we also face the risk of ordering too many components, or conversely, not enough components, because orders are generally based on forecasts of customer orders rather than actual orders, which subjects us to inventory risk.

PRODUCT DEVELOPMENT

Our research and product development programs are intended to sustain and enhance our competitive position by incorporating the latest worldwide advances in hardware, software, graphics, networking, data communications and storage technologies. In addition, we may extend our product offerings and intellectual property through acquisitions of businesses or technologies or other arrangements with our partners. Sun’s product development continues to focus on enhancing the performance, scalability, reliability, availability, and serviceability of our existing systems and the development of new technology standards. Additionally, we remain focused on system software platforms for Internet and intranet applications, telecommunications and next-generation service provider networks, developing advanced workstation, server and storage architectures, as well as designing application-specific integrated circuits. We devote substantial resources to software development as we believe it provides and will continue to provide significant competitive differentiation.

We conduct research and development principally in the United States, United Kingdom, France, Ireland, Germany, Japan, Norway and India. Research and development (R&D) expenses were $1,837 million, $1,832 million and $2,016 million in fiscal 2003, 2002 and 2001, respectively.

PRODUCTS

Our products consist of Computer Systems and Network Storage systems.

COMPUTER SYSTEMS

Our Computer Systems products and technologies, including our full line of scalable workgroup and enterprise servers, our UltraSPARC microprocessors and our software, are integrated systems, designed, developed and produced for network computing environments.

Servers.    We offer a full range of servers from our data center/high-performance computing servers through our entry server systems and blade systems.

High-end servers.    Our high-end servers, the Sun Fire™ 15K and the Sun Fire 12K, are designed to offer greater performance and lower total cost of ownership than mainframe products and are used for consolidations, application migrations, data mining and warehousing, custom applications, on-line transaction support, enterprise resource planning, high performance technical computing and databases. The Sun Fire 15K server is one of the most scalable UNIX® platform-based systems in the marketplace and incorporates our UltraSPARC III microprocessor, mainframe features such as dynamic partitioning (Dynamic System Domains) and a supercomputer-class Gigaplane-XB™ interconnect.

Mid-range servers.    Our midrange servers, including our Sun Fire 3800, Sun Fire 4800 and Sun Fire 6800 servers, provide reliability, availability and scalability to address the needs of data centers and enterprise-scale network computing at a moderate cost. These servers utilize the UltraSPARC III processor and Solaris 9 Operating System and feature enhanced processing power. They are available with various options in processor and memory expandability, hardware redundancy and component accessibility. In fiscal 2003, we introduced the Sun Fire 1280 server which uses the UltraSPARC III processor and is built to deliver the most multiprocessing capability further down in our family of mid-range Sun Fire servers.

Entry server systems.    We also offer entry server systems, including our Sun Fire V480 and Sun Fire V880 servers, that deliver network computing in a compact, low-cost package. Our entry server systems are differentiated by their size, their processor architecture (SPARC or x86), their form factor (rackable or stand-alone systems) and the environment for which they are targeted (general purpose or specialized systems). During fiscal 2003, we introduced two new general purpose entry systems, the Sun Fire V240 server and the Star Fire V210 server, and our first line of entry level x86 servers, including the Sun Fire V60 server, and the Sun Fire V65 server, which provide high density scalable solutions for both Solaris and Linux operating systems. We also introduced our first blade systems offering. Our blade systems combine high density hardware architecture and system management software. They allow for management of a pool of heterogeneous, modular, single board servers, such as SPARC and x86 architectures, Solaris and Linux operating systems, and specialty blades, as one computing environment.

Processors and Network Products.    The UltraSPARC microprocessors provide the computing power of most of Sun’s systems. We have three series of processors that use the SPARC architecture:  1) The UltraSPARC s-Series processors power the high-end and midrange server products from Sun, as well as power desktops. These CPUs offer our highest level of performance, scalability and leading-edge RAS;  2) The UltraSPARC i-Series processors offer a higher level of integration on the central processing unit enabling the price and performance design points deployed in Sun’s workgroup servers, rack mount servers, and high performance desktops; and  3) The UltraSPARC e-Series processors balance cost, power consumption and performance, enabling economical 64-bit server and desktop solutions while maintaining binary compatibility with all SPARC processors, past and present.

Software.    Our software offerings consist primarily of enterprise infrastructure software systems, software desktop systems, developer software and infrastructure management software.

Solaris Operating System (OS).    The Solaris OS is a high performance, highly reliable, scalable and secure operating environment for SPARC and x86 platforms that is easy to install and use, is optimized for the Java platform and supports more than 12,000 applications. It is optimized for enterprise computing, Internet and intranet business requirements, powerful databases and high performance technical computing environments. The Solaris 9 OS, our latest release of the Solaris OS, creates a services platform by combining traditional operating systems functionality with application services and identity management (management of user identities over the Internet or complex corporate networks so that users can use a single sign-on to be authenticated and authorized to access multiple files). Solaris 9 OS integrates many Sun ONE middleware elements making it easier to build and deploy application and web services based on Java and XML technologies. Our Trusted Solaris™ OS provides a high level of privacy and reduces the risk of security violations on a commercial-grade OS. Trusted Solaris OS is available for both SPARC and x86 platforms.

Java.    Our Java platform application environment allows development of application software independent of the underlying operating system or microprocessor. Java technology allows a developer to write applications once for a wide range of platforms and devices. Our Java platforms are based on a common core architecture and include the Java™ 2 Platform, Standard Edition (J2SE™) technology used on personal computers and workstation clients and available on Solaris OS, Linux, HP-UX, AIX, Tru64 Unix, Windows, MacOS X and other platforms; Java 2 Platform, Enterprise Edition (J2EE™) technology used to develop and deploy webservices which enable secure, robust and interoperable business applications; Java 2 Platform, Micro Edition (J2ME™) technology, which extends Java technology to consumer and embedded devices such as mobile phones, personal digital assistants (PDAs), digital set top boxes, and residential gateways; and Java Card™ smart card technology.

Developer tools.    We develop and market software development tools designed to aid in application development and integration. The Java 2 Software Development Kit enables developers to create and run both applets (miniature applications written in the Java programming language) that run inside a web browser and applications that run outside of a browser. Our Sun ONE Developer Platform provides a desktop-to-mainframe development and test environment for programming in C, C++ and Java programming languages.

Sun ONE middleware and Desktop.    Our Sun ONE software enables enterprises to leverage their information and applications into services offered on intranets and the Internet. Our Sun ONE middleware software includes application, directory, identity, integration, calendar, messaging and portal services for multiple platforms, including the Solaris OS, Windows NT, HP-UX, AIX and Linux operating systems. Our desktop software includes our StarOffice™ office productivity suite which has a fully integrated set of applications including word processing, spreadsheet, graphic design, presentations, database access, HTML editor, mail/news reader, event planner and formula editor tools. It runs on most major operating environments and platforms, including the Solaris OS, Microsoft Windows, Linux, OS/2, and Java platform.

N1™.    N1 software is our vision and architectural blueprint for reducing the cost and complexity of managing enterprise data centers by allowing a data center to work like a single system by combining foundation resources ( e.g. servers, storage and network devices) with virtualization, provisioning, policy and automation, and monitoring. During fiscal 2003, we introduced the N1 Provisioning Server 3.0 Blades Edition, a comprehensive management environment for the Sun Fire Blade Platform that automates configuration and deployment tasks.

Desktops and Workstations.    Our desktops and workstations provide powerful solutions for a wide range of business and technical activities such as software development, mechanical design, financial analysis and education. Our product line includes 64-bit workstations, graphics accelerator boards and thin client SunRay™ products. In fiscal 2003, we introduced the Sun Fire V880z visualization system that combines the performance of the Sun Fire V880 server and the new high performance XVR-4000 graphics accelerator for demanding high-end visualization applications.

NETWORK STORAGE

Our Network Storage systems integrate servers, storage and software to support heterogeneous environments.

Storage Systems.    Our high-end data storage systems provide a platform for direct attach storage or storage area network (SAN) solutions. They are designed for extreme availability, performance, scalability, connectivity and manageability. Our high-end data storage systems combine Hitachi Data Systems’ high-end storage products with our resource management and file management software under an OEM agreement with HDS first signed in fiscal 2002.

We offer a wide range of flexible, scalable mid-range storage systems which support high-performance computing and enterprise SAN implementations, as well as storage virtualization technology. In fiscal 2003, we introduced the Sun StorEdge™ 6320 system, which delivers performance, flexibility and high availability for clustered environments such as high-performance computing and decision support systems, and the Sun StorEdge 6120 array, which combines modular platform design and intuitive SAN-wide manageability.

Our Sun StorEdge products for workgroup applications offer a flexible, compact, cost-effective approach for growing storage demands. Their building-block architecture is designed to allow users to expand and customize as needed, offering performance and flexibility at low cost for a variety of environments for increased return on investment. In fiscal 2003, we introduced the Sun StorEdge 3510 array, which combines advanced RAID technology with industry-standard fiber-channel technology in a scalable package, and the Sun StorEdge 3310 series.

Storage Software.    Our Sun StorEdge software is an integral part of our complete storage solutions. Our Sun StorEdge software is based on the Sun ONE architecture and comprises an open, integrated and automated storage management software family. The Sun StorEdge software suites are focused on availability, utilization, performance and storage resource management.

SERVICES

Our services team provides expertise in helping our customers deploy network computing environments through a broad range of services, including Support services (support for hardware and software) and Professional and Educational services. Sun Services assists customers globally, provides support services to nearly a million units under contracts in more than 100 countries, training more than 400,000 students annually, and providing consulting, integration and operations assistance to IT organizations worldwide.

SUPPORT SERVICES

The SunSpectrumSM Support services product offerings allow customers the power and flexibility to customize their support services contracts. Customers can choose from four levels of support that range from mission critical to self-support. This service is sold separately or packaged with hardware, software and peripherals as a single-price support service. Each contract type is specifically designed to enable high availability and continuous operation for our customers. Our resources in the field for direct services are complemented by third-party service providers who primarily deliver hardware support services such as spares inventories and manpower. Investments by these third-party service providers help us expand our geographic coverage without additional fixed cost investments on our part. Software support is primarily delivered by our software support engineers.

PROFESSIONAL AND EDUCATIONAL SERVICES

Sun Professional services provides a suite of technical consulting and systems integration services to help customers architect, implement, and manage complex network computing environments. Our highly trained Professional services team specializes in providing customers with advanced systems, software, storage, and network architecture design consulting, platform integration, enterprise systems management and operation such as network security and identity management, wireless network-based systems, and advanced Sun ONE and Java software integration solutions. We provide people, processes and technology and we partner with third-party systems integrators, to deliver solutions tailored to meet our customers’ needs. Our technical and project management experts help design IT architectures and plan migrations from legacy systems to network computing or help customers upgrade existing network computing environments. Additionally, to keep customer computing environments operating at peak performance, operations experts help customers manage the complexity of heterogeneous systems and networks.

Our Educational services group develops and delivers integrated learning solutions for enterprises, IT organizations, and individual IT professionals. These solutions help ensure that the necessary talent is available and properly aligned to meet our clients’ network computing needs, as well as business objectives. Sun learning solutions include education consulting services, learning management technologies, multi-mode learning content and professional certifications.

COMPETITION

We compete in the computer hardware, software and services markets. These markets are intensely competitive. Our competitors are some of the largest, most successful companies in the world. They include International Business

Machines Corporation (IBM), Hewlett-Packard Company (HP), EMC Corporation (EMC), Fujitsu and the Fujitsu-Siemens joint venture company. We also compete with companies who distribute systems based on microprocessors manufactured by Intel Corporation (Intel) and the Windows family of operating systems software developed by Microsoft Corporation (Microsoft). These competitors include Dell Inc. and HP, in addition to Intel and Microsoft.

Customers make buying decisions based on many factors, including new product and service offerings and features; product performance; availability and quality of support and other services; price; platform; quality; reliability and availability of products; breadth of product line; ease of doing business; a vendor’s ability to adapt to customers’ changing requirements; responsiveness to shifts in the marketplace; business model (e.g., utility computing, subscription based software usage, consolidation versus outsourcing); contractual terms and conditions; vendor reputation and vendor viability. We believe competition has intensified over the last fiscal year and will continue to remain intense. As competition increases, each factor on which we compete becomes more important and the lack of competitive advantage with respect to one or more of these factors could lead to a loss of competitive position resulting in fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability and loss of market share.

We have encouraged the use of SPARC technology as a standard in the computer marketplace by licensing much of the technology, and promoting open interfaces to the Solaris OS, as well as by offering microprocessors and enabling technologies to third party customers. As a result, several licensees, including Fujitsu and the Fujitsu-Siemens joint venture company, also offer products based on the Solaris OS and the SPARC architecture that compete directly with our products. We have also worked to make our Java programming language a standard for complex networks. We develop applications, tools and systems platforms, as well as work with third-parties to create products and technologies, in order to continue to enhance the Java platform’s capabilities. As part of this effort, we license Java technology which widely encourages competitors of Sun to also develop products competing with these applications, tools and platforms. If we are unable to compete effectively, our business could be harmed.

PATENTS, TRADEMARKS AND INTELLECTUAL PROPERTY LICENSES

We have used, registered, and/or applied to register certain trademarks and service marks to distinguish genuine Sun products, technologies and services from those of our competitors in the U.S. and in foreign countries and jurisdictions. We enforce our trademark, service mark and trade name rights in the U.S. and abroad.

We hold a number of U.S. and foreign patents relating to various aspects of our products and technology. While we believe that patent protection is important, we also believe that patents are of less competitive significance than factors such as innovative skills and technological expertise. From time to time we have been notified that we may be infringing certain patents or other intellectual property rights of others. Several pending claims are in various stages of evaluation. With the exception of the matters further disclosed at Item 3. Legal Proceedings of this report, we believe no material litigation has arisen from these claims. We are evaluating the desirability of entering into licensing agreements in certain of these cases. Based on industry practice, we believe that any necessary licenses or other rights could be obtained on commercially reasonable terms. However, no assurance can be given that licenses can be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights, or litigation arising out of such claims, could adversely affect our business.

EMPLOYEES

As of September 15, 2003, we had approximately 36,100 employees (at June 30, 2003 we had approximately the same number of employees). We depend on key employees and face competition in hiring and retaining qualified employees. Our employees are vital to our success, and our key management, engineering and other employees are difficult to replace. Although we have entered into a limited number of employment contracts with certain current and former executive officers, we generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. As our stock price has decreased and because we offer equity-based incentive compensation, our ability to continue to offer competitive compensation packages to current employees has been negatively impacted. Consequently, these pressures have affected our ability to attract and retain highly qualified personnel. If these adverse conditions continue, we may not be able to retain highly qualified employees in the future and this could harm our business. In addition, new regulations implemented by The Nasdaq National Market requiring shareholder approval for all stock option plans as well as new regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity-

compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult to grant stock options or require us to expense options granted to employees, we may incur increased compensation costs or find it difficult to attract, retain and motivate employees, either of which could materially and adversely affect our business.

ITEM 2.    PROPERTIES

At June 30, 2003, Sun’s worldwide facilities represented aggregate floor space of 15.3 million square feet, of which 5.6 million square feet was owned and 9.7 million square feet was leased. We had an aggregate floor space of 10.6 million square feet in the United States, of which 4.9 million square feet was owned and 5.7 million square feet was leased. In the 45 other countries in which we occupy space we had an aggregate of 4.7 million square feet, of which 0.7 million square feet was owned and 4.0 million square feet was leased.

At June 30, 2003, our owned properties consisted of:

Location	Square Footage of Facility	Square Footage Under Construction

Bagshot, England	25,995	n/a

Broomfield, Colorado	916,045	n/a

Burlington, Massachusetts	699,723	62,500

Farnborough (Guillemount Park), England	270,088	n/a

Linlithgow, Scotland	420,148	n/a

Menlo Park, California	1,022,088	n/a

Newark, California	1,404,309	n/a

Santa Clara, California	816,240	n/a

Total	5,574,636	62,500

In addition to the above-noted “Square Footage Under Construction,” we have approximately 1.6 million square feet of facilities available for future construction. We continually evaluate our facility requirements in light of our business needs and stage the future construction accordingly. In addition, we own approximately 38 acres of undeveloped land in Austin, Texas.

Starting in fiscal 2001, we committed to vacate properties, in the U.S and internationally, according to our restructuring and facility exit plans (Plans). 135 properties were selected to be vacated under these Plans, representing an aggregate square footage of 3.3 million square feet. At June 30, 2003, on a worldwide basis related to our Plans, we had an aggregate of 1.6 million square feet that was vacant and 0.7 million square feet that was being subleased to non-Sun businesses. Of these amounts, in the U.S. 1.2 million square feet was vacant and 0.5 million square feet was being subleased to non-Sun businesses and internationally we had 0.4 million square feet that was vacant and 0.2 million square feet that was being subleased to non-Sun businesses.

Additionally, at June 30, 2003, 35 properties representing 0.4 million square feet remained to be exited under the Fiscal 2003 Restructuring Plan and will be vacated no later than December 28, 2003.

Substantially all of our facilities are used jointly by our Product group, Sun Services group, Global Sales Operations and other functions. Our manufacturing facilities are located in Linlithgow (Scotland), Beaverton (Oregon) and Newark (California).

ITEM 3.    LEGAL PROCEEDINGS

On February 11, 2002, Eastman Kodak Company (Kodak) filed a civil lawsuit against us, Eastman Kodak Company v. Sun Microsystems, Inc., Civil Action No. 02-CV-6074, in the United States District Court for the Western District of New York. On March 22, 2002, Kodak filed a First Amended Complaint, which asserts that some of our products, including those relating to our Java technology, infringe one or more claims of U.S. Patent No. 5,206,951, U.S. Patent No. 5,421,012, and U.S. Patent No. 5,226,161 (collectively, the Kodak Patents). Kodak further alleges that we have contributed to and induced infringement of one or more claims of the Kodak Patents. Kodak seeks injunctive relief against future infringement, unspecified damages for past infringement, and attorney’s fees and costs. We have filed an Answer with the court, denying infringement of any valid and enforceable claim of any of the Kodak Patents. We also filed counter-claims, seeking a declaratory judgment of noninfringement, invalidity and/or unenforceability of the Kodak Patents. We further allege that Kodak’s claims are barred in whole or in part by the doctrines of estoppel, laches and patent exhaustion, and that we have license and/or sublicense rights to the Kodak Patents. Discovery is ongoing, and the parties recently submitted briefs regarding claim construction. Trial has not been scheduled. Based on our analysis of the Kodak patents, applicable law, and discussions over many months with Kodak, we believe this suit is without merit and, accordingly, we will defend ourselves and pursue our counterclaims vigorously. At this time, we cannot forecast with reasonable certainty the potential costs associated with an adverse outcome of this matter.

On March 8, 2002, we filed suit against Microsoft Corporation (Microsoft) in the United States District Court for the Northern District of California, pursuant to United States and State of California antitrust laws. In our lawsuit and in subsequent filings in that case, we allege that Microsoft has engaged in illegal conduct, including efforts to acquire, maintain and expand a number of illegal monopolies; illegal tying arrangements; illegal exclusive dealings; copyright infringement; unreasonable restraints of trade; and unfair competition. Our requested remedies include: (1) preliminary injunctions requiring Microsoft to distribute our binary implementation of the Java Runtime Environment as part of Windows XP and Internet Explorer (“must carry remedy”) and to stop the unlicensed distribution of Microsoft’s Virtual Machine for Java technology (“copyright infringement remedy”); (2) a permanent injunction to restore competition to the markets in which Microsoft is unlawfully attempting to acquire, maintain and expand a number of monopolies; and (3) compensation for losses we suffered as a result of Microsoft’s unlawful actions. The case was transferred to the District of Maryland and combined with other cases pending against Microsoft for consolidated pretrial proceedings, in the case entitled Microsoft Corp. Windows Operating System Antitrust Litigation, MDL-1332. At the conclusion of the pretrial proceedings, the case will return for trial to the Northern District of California. On January 15, 2003, Judge Motz granted us two preliminary injunctions, ordering Microsoft to implement our requested “must carry remedy” for shipments of Windows XP and granting our requested “copyright infringement remedy.” Judge Motz also reversed an earlier order dismissing two of our claims and denied Microsoft’s remaining motions to dismiss. On June 26, 2003, a three-judge panel of the Court of Appeals reversed and remanded Judge Motz’s ruling with respect to the must carry injunction and upheld Judge Motz’s ruling with respect to the copyright infringement injunction. We are considering various alternatives related to the Court of Appeals rulings, including asking Judge Motz to modify his order to meet the concerns raised by the Court of Appeals. Microsoft has filed counterclaims against us, alleging unfair competition and breach of a settlement agreement between the parties related to Microsoft’s use of our Java technology. Microsoft is also appealing an earlier ruling regarding whether and to what extent they are precluded from relitigating findings made in the United States’ antitrust case. We believe that Microsoft’s counterclaims are without merit and intend to present a vigorous defense. At this time, we cannot forecast with reasonable certainty the potential costs associated with an adverse outcome with respect to Microsoft’s counterclaims.

In early February 2002, Sun and two of its subsidiaries received several charging letters from the United States Department of Commerce, Bureau of Industry and Security, Office of Export Enforcement (BIS) claiming that we had violated export control regulations. The letters relate to sales in 1998 in Egypt and in 1997 to a reseller in Hong Kong for subsequent resale in the People’s Republic of China. On April 16, 2003, the BIS provided us with a charging letter documenting nineteen additional charges, which involved alleged violations of certain record keeping requirements. The relevant export statutes provide for monetary penalties and in some cases denial of export privileges and exclusion from practice before the BIS if a violation is found. The BIS has submitted a settlement proposal which would include a monetary penalty and a suspended one-year denial of export privileges. The proposed denial would not be enforced if there were no violations during the one year suspension period. BIS approval would be required for transactions involving export, re-export or transfer of items subject to the relevant export regulations and involving the specific entities involved in the Egyptian and People’s Republic of China transactions which were the subject of the original 2002 charging letters. We would be entitled to an administrative hearing in the event the BIS should allege that a further violation has taken place. In August 2003, we received verbal notice from the BIS that they were considering filing two additional charges, both of which would address alleged violations related to certain recordkeeping requirements with respect to certain exports to Syria. In order to fully investigate and address the possible new charges, we requested and received an extension of time until October 31, 2003 to file a formal response to all the charging letters or otherwise resolve the matters through a negotiated resolution. We are involved in ongoing settlement discussions with the BIS and continue to believe it is reasonably likely that we will reach a negotiated resolution. However, absent a negotiated resolution, an administrative hearing would be set and, in such case, we would assert a vigorous defense. We believe that any monetary penalties would not have a material adverse effect on our financial position, results of operations or cash flows for any fiscal year or fiscal quarter. A denial of export privileges, including any revocation of the proposed suspended denial, would have a material adverse effect on our business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders of Sun during the fourth quarter of fiscal 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding our Executive Officers as of September 15, 2003.

Name	Age	Position

Scott G. McNealy	48	Chairman of the Board of Directors, President and Chief Executive Officer

Crawford W. Beveridge	57	Executive Vice President, People and Places, and Chief Human Resources Officer

Mark A. Canepa	48	Executive Vice President, Network Storage Products

John D. Croll	46	Senior Vice President, General Counsel and Secretary

Robyn M. Denholm	39	Vice President and Corporate Controller

H. William Howard	69	Senior Vice President, Chief Information Officer

Neil A. Knox	50	Executive Vice President, Volume Systems Products

Clark H. Masters	54	Executive Vice President, Enterprise Systems Products

Eugene G. McCabe	50	Senior Vice President, Worldwide Operations

Stephen T. McGowan	55	Chief Financial Officer and Executive Vice President, Corporate Resources

Michael H. Morris	55	Senior Vice President, Special Counsel

Gregory M. Papadopoulos	45	Executive Vice President and Chief Technology Officer

Marissa T. Peterson	41	Executive Vice President, Worldwide Operations and Chief Customer Advocate

Jonathan I. Schwartz	37	Executive Vice President, Software

Patricia C. Sueltz	50	Executive Vice President, Sun Services

Mark E. Tolliver	51	Executive Vice President, Marketing and Strategy and Chief Strategy Officer

David W. Yen	51	Executive Vice President, Processor and Network Products

Robert H. Youngjohns	51	Executive Vice President, Global Sales Operations

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

Mr. Beveridge has served as Executive Vice President, People and Places, and Chief Human Resources Officer of Sun since March 2000 and as Vice President, Corporate Resources from March 1985 to December 1990. From January 1991 to February 2000, Mr. Beveridge served as Chief Executive, Scottish Enterprise, a Scottish quasi-autonomous non-governmental organization involved in economic development in Scotland. Mr. Beveridge serves on the Board of Directors of Autodesk, Inc., a digital design and content company.

Mr. Canepa has served as Executive Vice President, Network Storage Products of Sun since April 2001, as Vice President and General Manager, Internet Desktop and Server Products from June 2000 to April 2001 and as Vice President, Workgroup Server Products from October 1996 to June 2000.

Mr. Croll has served as Senior Vice President, General Counsel and Secretary of Sun since April 2002, as Vice President, Legal; General Counsel, Global Sales Organization from July 2001 to March 2002, as Vice President, Sales Operations, Global Sales Organization from July 2000 to March 2002, as Vice President and General Counsel of Sun Microsystems Computer Corporation, a wholly-owned subsidiary of Sun from August 1995 to June 2000, and as Vice President, Corporate Development and Strategy, and General Counsel, SunSoft, Inc., a wholly-owned subsidiary of Sun, from September 1994 to August 1995. Mr. Croll held various positions in the corporate development and legal organizations of SunSoft, Inc. from April 1991 to August 1994.

Ms. Denholm has served as Vice President and Corporate Controller since August 2003, as Vice President and Acting Corporate Controller from June 2003 through August 2003, as Vice President, Finance, Services and Finance Systems and Processes from August 2001 through June 2003, as Director, Asia Pacific Shared Financial Services from April 1998 through August 2001 and as Australasian Financial Controller, Computer Systems from January 1996 through April 1998.

Mr. Howard has served as Senior Vice President, Chief Information Officer of Sun since July 2000 and as Vice President, Chief Information Officer from September 1998 to July 2000.

Mr. Knox has served as Executive Vice President, Volume Systems Products of Sun since July 2002, as Vice President and General Manager, Volume Systems Products from July 2001 to July 2002, and as Vice President and General Manager, Network Systems of Sun from July 1995 to July 2001.

Mr. Masters has served as Executive Vice President, Enterprise Systems Products of Sun since July 2002, as Vice President, Enterprise Systems Products from June 2000 to July 2002, and as Vice President, Data Center and High Performance Computing from July 1996 to June 2000.

Mr. McCabe has served as Senior Vice President, Worldwide Operations since January 2003 and as Vice President, High-End Operations from September 1999 through January 2003. From July 1998 through September 1999, Mr. McCabe served as Vice President, High-End Operations for Compaq Computer Corporation.

Mr. McGowan has served as Chief Financial Officer and Executive Vice President, Corporate Resources of Sun since July 2002, as Vice President, Finance, Global Sales Operations from July 2001 to June 2002, as Vice President, Staff Operations, Global Sales Operations from June 2000 to June 2001, as Vice President, Finance, Computer Systems, Network Storage and Network Service Providers from February 1998 to June 2000, as Vice President, Finance, Worldwide Financial Operations of Sun Microsystems Computer Corporation (SMCC), a wholly-owned subsidiary of Sun, from July 1994 to February 1998 and as Vice President, Finance, North America and Australia Field Operations of SMCC from October 1992 to July 1994.

Mr. Morris has served as Senior Vice President, Special Counsel of Sun since April 2002, as Senior Vice President, General Counsel and Secretary from April 2000 to March 2002 and as Vice President, General Counsel and Secretary from October 1987 to April 2000.

Mr. Papadopoulos has served as Executive Vice President and Chief Technology Officer of Sun since December 2002, as Senior Vice President and Chief Technology Officer from July 2000 to December 2002 and as Vice President and Chief Technology Officer from April 1998 to July 2000. He served as Vice President and Chief Technology Officer of Sun Microsystems Computer Corporation (SMCC), a wholly-owned subsidiary of Sun from March 1996 to April 1998, as Chief Technology Officer of SMCC from December 1995 to March 1996 and as Chief Scientist, Server Systems Engineering from September 1994 to December 1995. Mr. Papadopoulos has a part-time, non-compensated appointment as a Visiting Professor of Electrical Engineering and Computer Science at the Massachusetts Institute of Technology.

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

Mr. Schwartz has served as Executive Vice President, Software of Sun since July 2002, as Senior Vice President, Corporate Strategy and Planning from July 2000 to July 2002, as Vice President, Ventures Fund from October 1999 to July 2000, as Vice President, Internet and Application Products from May 1999 to October 1999, as Vice President, Enterprise Products Group from July 1998 to May 1999 and as Director, Product Marketing, Javasoft, from July 1997 to July 1998.

Ms. Sueltz has served as Executive Vice President, Sun Services since July 2002, as Executive Vice President, Software Systems Group of Sun from July 2000 to June 2002 and as President, Software Products & Platforms from September 1999 to June 2000. Ms. Sueltz served in various management capacities at IBM Corporation, a diversified computer and information technology company, from 1979 to 1999. Ms. Sueltz is a Director of Delphi Corporation, a global supplier of automotive components, and Amgen Inc., a biotechnology company.

Mr. Tolliver has served as Executive Vice President, Marketing and Strategy and Chief Strategy Officer of Sun since July 2002, as Executive Vice President and President, iPlanet, Sun-Netscape Alliance from July 2000 to July 2002, as President and General Manager, Sun-Netscape Alliance from March 1999 to July 2000, as President, Consumer and Embedded Division from April 1998 to March 1999, as Vice President, Market Development from July 1996 to April 1998 and as Vice President, Strategy from December 1995 to July 1996.

Mr. Yen has served as Executive Vice President, Processor and Network Products of Sun since July 2002, as Vice President and General Manager, Processor Products Group from February 2001 to June 2002, as Vice President and General Manager, Integrated Products Group from July 2000 to January 2001, and as Vice President and General Manager, Enterprise Servers Products from September 1996 to June 2000. Mr. Yen held various positions in the Server Systems Engineering and Networked Resources Group organizations from October 1988 to August 1996.

Mr. Youngjohns has served as Executive Vice President, Global Sales Operations of Sun since July 2002, as Vice President, Europe Middle East and Africa from April 1998 to July 2002, and as Vice President, UK from November 1995 to April 1998.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

Our common stock trades on The Nasdaq National Market under the symbol “SUNW”. As of September 15, 2003, there were approximately 23,700 stockholders of record and the closing price of Sun’s common stock was $3.859 per share as reported by The Nasdaq National Market.

The following table sets forth for the fiscal periods indicated the high and low sale prices for our common stock as reported by The Nasdaq National Market:

	Fiscal 2003		Fiscal 2002
	High	Low	High	Low

First Quarter	$6.13	$2.55	$18.24	$7.52

Second Quarter	4.58	2.34	14.72	7.81

Third Quarter	3.95	3.02	14.41	7.88

Fourth Quarter	5.64	3.13	9.55	4.55

No cash dividends were declared or paid in fiscal 2003 or fiscal 2002. We anticipate retaining available funds to finance future growth and have no present intention to pay cash dividends.

Equity Compensation Plan Information

The following table presents a summary of outstanding stock options and securities available for future grant under our stockholder approved and non-approved equity compensation plans as of June 30, 2003 (in millions, except per share amounts).

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (in dollars)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders (excluding ESPP)	569	$14.11	274

Equity compensation plans not approved by security holders (excluding ESPP)	18	$9.01	31

Total (excluding ESPP)	587	$13.95	305

Equity compensation plans approved by security holders (ESPP only)	N/A	N/A	43

Equity compensation plans not approved by security holders ( ESPP only)	N/A	N/A	—

Total (ESPP only)	N/A	N/A	43

All Plans	587	$13.95	348

For a description of material features of each equity compensation plan which has not been approved by security holders, see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6.    SELECTED FINANCIAL DATA(1)

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Fiscal Years Ended June 30,
	2003		2002		2001		2000		1999
	Dollars	%	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(In millions, except per share amounts)

Net revenues	$11,434	100.0	$12,496	100.0	$18,250	100.0	$15,721	100.0	$11,806	100.0

Cost of sales	6,492	56.8	7,580	60.7	10,040	55.0	7,540	48.0	5,670	48.0

Gross margin	4,942	43.2	4,916	39.3	8,210	45.0	8,181	52.0	6,136	52.0

Operating expenses:

Research and development	1,837	16.1	1,832	14.7	2,016	11.0	1,630	10.4	1,280	10.8

Selling, general and administrative	3,329	29.1	3,806	30.5	4,445	24.4	4,053	25.8	3,183	27.0

Restructuring charges	371	3.2	517	4.1	75	0.4	—	—	—	—

Impairment of goodwill and other intangible assets	2,125	18.6	6	—	1	—	21	0.1	9	0.1

Goodwill amortization	—	—	—	—	285	1.6	72	0.4	23	0.2

Purchased in-process research and development	4	—	3	—	77	0.4	12	0.1	121	1.0

Total operating expenses	7,666	67.0	6,164	49.3	6,899	37.8	5,778	36.8	4,616	39.1

Operating income (loss)	(2,724)	(23.8)	(1,248)	(10.0)	1,311	7.2	2,393	15.2	1,520	12.9

Gain (loss) on equity investments, net	(84)	(0.7)	(99)	(0.8)	(90)	(0.5)	208	1.3	—	—

Other income, net	155	1.3	299	2.4	363	2.0	170	1.1	85	0.7

Income (loss) before taxes	(2,653)	(23.2)	(1,048)	(8.4)	1,584	8.7	2,771	17.6	1,605	13.6

Provision (benefit) for income taxes	776	6.8	(461)	(3.7)	603	3.3	917	5.8	575	4.9

Cumulative effect of change in accounting principle, net	—	—	—	—	(54)	(0.3)	—	—	—	—

Net income (loss)	$(3,429)	(30.0)	$(587)	(4.7)	$927	5.1	$1,854	11.8	$1,030	8.7

Net income (loss) per common share-diluted(2)	$(1.07)		$(0.18)		$(0.27)		$0.55		$0.31

Shares used in the calculation of net income (loss) per common share-diluted(2)	3,190		3,242		3,417		3,379		3,282

	As of June 30,
	2003	2002		2001	2000	1999

Cash, cash equivalents and marketable debt securities	$5,741	$5,864		$6,171	$6,436	$2,692

Total assets	$12,985	$16,522		$18,181	$14,152	$8,499

Long-term debt	$1,531	$1,653	(3)	$1,565	$1,523	$37

Deferred income taxes and other non-current obligations(4)	$384	$202		$884	$774	$347

(1)	Fiscal years ended June 30. All historical financial information has been restated to reflect the merger with Forte Software, Inc. on October 19, 1999.
(2)	Share and per share amounts for all periods presented have been adjusted to reflect stock splits through June 30, 2003.
(3)	Includes approximately $204 million classified as current portion of long-term debt.
(4)	Excludes long-term deferred revenues.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding our intention to maintain our valuation allowance for deferred tax assets, our income tax expense in the future, our expectations regarding component cost reductions, our belief that we must continue to invest significant resources in new systems, software and microprocessor development and our intentions regarding R&D expenditure levels on a dollar basis, our continued focus on achieving operating efficiencies, our expectations regarding SG&A expenditures on a dollar basis, our expectation to pay remaining restructuring costs over the next few quarters, our workforce reduction resulting in termination of employees across all employee levels, business functions, operating units and geographic regions, our intention to sublease certain of our leased facilities, our expectations to exit certain facilities by December 28, 2003, our belief that projections used in performing valuations for our acquisitions are still valid in all material respects, our focus on inventory management, our expectation to generate positive cash flow from operations for the full fiscal year ending June 30, 2004, our long-term strategy to maintain a minimum amount of cash and cash equivalents in subsidiaries and to invest the remaining amount of cash in interest bearing and highly liquid cash equivalents and marketable debt securities, our belief that the liquidity provided by existing cash, cash equivalents, marketable debt securities and cash generated from operations will provide sufficient capital to meet our requirements for at least the next 12 months, our belief that our level of financial resources is a significant competitive factor in our industry, our current plans not to discontinue our hedging programs, our belief that the Kodak suit is without merit and our intent to defend ourselves and pursue counterclaims vigorously, our belief that the Microsoft counterclaims are without merit and our intent to present a vigorous defense, and our belief that we will be able to reach a negotiated resolution with the BIS and in the absence of a negotiated resolution, our assertion of a vigorous defense.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in “RISK FACTORS,” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, increased competition, continued adverse economic conditions in the U.S. and internationally, including adverse economic conditions in the specific markets for our products, adverse business conditions, failure to design, develop and manufacture new products, lack of success in technological advancements, lack of acceptance of new products, unexpected changes in the demand for our products and services, the inability to successfully manage inventory pricing pressures, failure to reduce costs or improve operating efficiencies, changes to and compliance with international laws and regulations, currency fluctuations and our ability to attract, hire and retain key and qualified employees.

Changes to Previously Announced Fiscal 2003 Fourth Quarter and Annual Results

On July 22, 2003, we announced our fiscal 2003 fourth quarter and annual results. In connection with the preparation of our fiscal 2003 financial statements we performed an analysis of the likelihood of the realization of our net deferred tax assets. At that time, we considered all available evidence, as required, under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109) and we concluded that we appropriately accounted for the estimated valuation allowance at that time and we would be able to realize all of our net deferred tax assets.

In conjunction with the filing of our annual report on Form 10-K for fiscal 2003, we were required to reassess all significant estimates and judgments made in our financial statements, including those made under SFAS 109, considering any additional information available. When we updated our SFAS 109 analysis, we considered continuing market uncertainties and our progress against the planned forecast of operating results for the not-yet-reported first quarter of fiscal 2004 including the impact of an anticipated loss in this quarter on the remaining planning period underlying the SFAS 109 analysis. This updated analysis therefore included the evaluation of information which was not available at the time when we performed our previous analysis when we announced our fiscal 2003 results on July 22, 2003. In light of this new information and after considering all available evidence, both positive and negative, we concluded that an increase to our valuation allowance for our deferred tax assets was required.

Accordingly, based upon our best estimate, we have recorded a non-cash charge in the fourth quarter of fiscal 2003 of $1,051 million to increase our valuation allowance for our deferred tax assets. Set forth below is a reconciliation of our reported results from our July 22, 2003 press release to amounts reported in this Annual Report on Form 10-K which reflects this increase to our valuation allowance (in millions, except per share amounts):

	Three Months Ended June 30, 2003			Year Ended June 30, 2003
	Previously Announced	Increase (Decrease)	Reported in Annual Report 10-K	Previously Announced	Increase (Decrease)	Reported in Annual Report 10-K

Provision (benefit) for income taxes	$9	$1,051	$1,060	$(275)	$1,051	$776

Net income (loss)	$12	$(1,051)	$(1,039)	$(2,378)	$(1,051)	$(3,429)

Net income (loss) per common share-diluted and diluted	$0.00	$(0.32)	$(0.32)	$(0.75)	$(0.32)	$(1.07)

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. We are required to make estimates and judgments in many areas, including those related to fair value of derivative financial instruments, recording of various accruals (including our accrual for restructuring charges), inventory reserves, the useful lives of long-lived assets such as property and equipment, warranty obligations and potential losses from contingencies and litigation. However, we believe the policies discussed below are the most critical to our financial statements because their application places the most significant demands on management’s judgment. Our critical accounting policies are described in the following paragraphs.

Revenue Recognition

As discussed in Note 2 to our Consolidated Financial Statements, we enter into agreements to sell hardware, software, services and other arrangements (multiple element arrangements) that include combinations of products and/or services. While the vast majority of our sales transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting including: (1) whether an arrangement exists; (2) how the price should be allocated among the deliverables if there are multiple deliverables; and (3) whether undelivered elements are essential to the functionality of delivered elements. In addition, our revenue recognition policy requires an assessment as to whether collectibility is probable, which inherently requires us to evaluate the creditworthiness of our customers.

Channel Partners selling our high volume products generally carry Sun products as inventory and we recognize revenue when we sell to the Channel Partners, if our revenue recognition criteria are met. Channel Partners selling our high-end products generally purchase our products at the time an end-user is identified. The revenue we recognize associated with channel sales transactions requires us to make estimates in several areas including: (1) creditworthiness; (2) the amount of credits we will give for subsequent changes in our price list (i.e., price protection); (3) the amount of stock rotation; and (4) customer returns.

Goodwill

We adopted Statement of Financial Accounting Standard No. 142 (SFAS 142), “Goodwill and Other Intangible Assets” on July 1, 2001. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. At June 30, 2003, we had $326 million in goodwill, as compared with $2.2 billion at June 30, 2002.

In testing for a potential impairment of goodwill, SFAS 142 requires us to: (1) allocate goodwill to the various Sun businesses to which the acquired goodwill relates; (2) estimate the fair value of those Sun businesses to which goodwill relates; and (3) determine the carrying value (book value) of those businesses, as some assets and liabilities related to those businesses, such as inventory and accounts receivable, are not held by those businesses but by functional departments (for example, our Global Sales Operations and Worldwide Operations organizations). If the estimated fair value is less than the carrying value for a particular business, then we are required to estimate the fair value of all identifiable assets and liabilities of the business, in a manner similar to a purchase price allocation for an acquired business. This requires independent valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Only after this process is completed, is the amount of any goodwill impairment determined.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the businesses with recognized goodwill for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these businesses. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to these businesses over their estimated remaining useful lives. In addition, we make certain judgments about allocating shared assets such as accounts receivable and inventory to the estimated balance sheet for those businesses. We also consider our market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date we perform the analysis.

When we conducted our fiscal 2002 annual analysis in the fourth quarter of fiscal 2002, we concluded at that time that we did not have any impairment of goodwill based on our then forecasted discounted cash flows as well as our market capitalization. In October 2002, based on a combination of factors, particularly: (1) our current and projected operating results; (2) our decision to reduce our workforce and eliminate excess facility space; and (3) our then current market capitalization, we concluded there were sufficient indicators to require us to perform an analysis to assess whether any portion of our recorded goodwill balance was impaired. When we performed the new analysis in October 2002, the estimated fair value of our reporting units decreased because our then current forecasted discounted cash flows and market capitalization were lower than at the time of our previous analysis. Based on this new analysis, we concluded that the goodwill in our Volume Systems and Network Storage reporting units was impaired. As required by SFAS 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of these reporting units to the tangible and intangible assets (other than goodwill) within these reporting units. Prior to this allocation of the assets to the reporting units, we assessed long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144). Based on this allocation, we concluded that all of the recorded goodwill in the Volume Systems reporting unit ($1,566 million) and the Network Storage reporting unit ($461 million) was impaired and needed to be expensed as a non-cash charge to continuing operations during the second quarter of fiscal 2003. Approximately $1,560 million and $360 million of the impairment related to goodwill acquired from our acquisitions of Cobalt Networks, Inc. and HighGround Systems, Inc., respectively.

We performed our fiscal 2003 annual analysis in the fourth quarter of fiscal 2003. Based on our estimates of forecasted discounted cash flows as well as our market capitalization, at that time, we concluded that there was no additional impairment of our goodwill. We may incur charges for impairment of goodwill in the future if the net book value of our reporting units exceeds the estimated fair value. Any additional future impairment charges could adversely affect our earnings.

Other Intangible Assets

SFAS 144 is the authoritative standard on the accounting for the impairment of other intangible assets. As required by SFAS 144, we perform tests for impairment of intangible assets other than goodwill (Other Intangible Assets) whenever events or circumstances suggest that Other Intangible Assets may be impaired. We recognized $98 million, $6 million and $1 million in fiscal 2003, 2002 and 2001, respectively, as impairment charges against the carrying value of Other Intangible Assets. At June 30, 2003, we had Other Intangible Assets with a carrying value of approximately $114 million. These consisted of Other Intangible Assets related to business combinations of approximately $91 million and an intangible asset with a carrying value of $23 million related to a revenue generating technology license, acquired as part of the Strategic Alliance with AOL (see Notes 4 and 5 to the Consolidated Financial Statements for further discussion). To evaluate potential impairment, SFAS 144 requires us to assess whether the future cash flows related to the asset will be greater than its carrying value at the time of the test. Accordingly, while our cash flow assumptions are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to our Other Intangible Assets over their respective estimated useful lives. For example, if we reduced the estimated useful life of all intangible assets as of June 30, 2003, by one year or reduced the projected cash flows by 20%, up to $27 million of our Other Intangible Assets would be considered to be impaired and we would be required to recognize an impairment based on the difference between the fair value of these Other Intangible Assets and their carrying value.

Based on the considerations outlined in the preceding discussion on goodwill, in October 2002, we concluded there were sufficient indicators to require us to perform an analysis to assess whether a portion of our Other Intangible Assets balance was impaired. As a result of our analysis, we recognized an impairment charge of $98 million to reduce our Other Intangible Assets balance to its estimated fair value. All impairments of Other Intangible Assets were recognized before we made a hypothetical allocation of the estimated fair value of the reporting units to the tangible and intangible assets (other than goodwill) within each reporting unit tested for goodwill impairment, as required by SFAS 142. The fair value of the other acquisition-related intangibles and a revenue generating technology license was determined based primarily on the income approach, which utilizes discounted cash flows to estimate the fair value of the asset. See Note 4 to our Consolidated Financial Statements for further discussion. We will be required to periodically evaluate our Other Intangible Assets balance for further impairments. Any additional impairments could have an adverse impact on future operating results.

Bad Debt Reserves

At June 30, 2003, our bad debt reserve was approximately $112 million. We evaluate the collectibility of our accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future, which could have an adverse impact on our future operating results.

Equity Investments in Privately-Held Companies

Our investments in privately-held companies are made as part of Sun’s strategic equity investment strategy. Our strategy is to invest up to certain authorized amounts in companies developing products, markets and services that are strategic to Sun’s business and technology. These equity investments are generally made in connection with a round of financing with other third-party investors. At June 30, 2003, we had approximately $170 million of equity investments in privately-held companies. As our equity investments generally do not permit us to exert significant influence or control over the entity in which we are investing, these amounts generally represent our cost of the investment, less any adjustments we make when we determine that an investment’s net realizable value is less than its carrying cost.

The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes, and competition. This valuation process is based primarily on information that we request from these privately-held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on our evaluation, we recorded impairment charges related to our investments in privately-held companies of $72 million, $64 million and $72 million in fiscal years ended 2003, 2002 and 2001, respectively.

Estimating the net realizable value of investments in privately-held early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations. For example, if the current weak investing environment continues throughout fiscal 2004, we may incur additional impairments to our equity investments in privately-held companies, which could have an adverse impact on our future earnings.

Income Taxes

In determining income (loss) for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. SFAS 109 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

In conjunction with the filing of our annual report on Form 10-K, we were required to reassess all significant estimates and judgments made in our financial statements, considering any additional information available. From the time we released our June 30, 2003 fourth quarter and annual results, on July 22, 2003, to the filing of this Form 10-K we determined that the underlying assumptions related to judgments made in connection with our SFAS 109 analysis had changed. In performing our updated analysis of the realizability of our deferred tax assets, we considered continuing market uncertainties and our progress against the planned forecast of operating results for the not-yet-reported first quarter of fiscal 2004 including the impact of an anticipated loss in this quarter on the remaining planning period underlying the SFAS 109 analysis. In light of this new information and after considering all available evidence, both positive and negative, we concluded that an increase to our valuation allowance for our deferred tax assets was required. Accordingly, based upon our best estimate, we have recorded a non-cash charge in the fourth quarter of fiscal 2003 of $1,051 million to increase our valuation allowance for our deferred tax assets.

We intend to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance. The realization of our remaining deferred tax assets is primarily dependent on forecasted future taxable income. Any reduction in estimated forecasted future taxable income including but not limited to any future restructuring activities may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

RESULTS OF OPERATIONS

Net Revenues

(dollars in millions)

	2003	Change		2002	Change		2001

Computer Systems products	$6,243	(15.6)%		$7,396	(40.3)%		$12,389

Network Storage products	1,550	(8.7)%		1,697	(35.4)%		2,626

Products net revenue	$7,793	(14.3)%		$9,093	(39.4)%		$15,015

Percentage of total net revenues	68.2%	(4.6	) pts	72.8%	(9.5	) pts	82.3%

Support services	$2,844	12.1%		$2,538	16.0%		$2,188

Professional and Educational services	797	(7.9)%		865	(17.4)%		1,047

Services net revenue	$3,641	7.0%		$3,403	5.2%		$3,235

Percentage of total net revenues	31.8%	4.6 pts		27.2%	9.5 pts		17.7%

Total net revenues	$11,434	(8.5)%		$12,496	(31.5)%		$18,250

Due to the general weakening of the U.S dollar during fiscal 2003, our total net revenues were favorably impacted by foreign exchange as compared with fiscal 2002. The net foreign currency impact to our total net revenues is difficult to precisely measure because of the various hedging strategies we employ, however our best estimate of the foreign exchange benefit in fiscal 2003 as compared with fiscal 2002 approximated 4% on total net revenues for fiscal 2003.

Products Net Revenue

Products net revenue consists of revenue generated from the sale of Computer Systems and Network Storage products.

During fiscal 2003, our Computer Systems and Network Storage products net revenue decreased, as compared with fiscal 2002, primarily as a result of an intense competitive environment as well as the continuing adverse macroeconomic conditions that began at the end of the second quarter of fiscal 2001. The “adverse macroeconomic conditions” affecting our business are specifically the adverse financial conditions brought on by the general recessionary downturns in the U.S. and other global economies during this time period. This economic recession has affected most of our customers and has caused reductions in technology capital spending by our customers, particularly those in the telecommunications, financial services and manufacturing industries. In addition, the recession has in some cases resulted in the loss of customers due to bankruptcies or the winding down of these companies, most notably in the so-called “dot-com” and telecommunications industries, which effects were most prevalent in the U.S. During fiscal 2003, we experienced continued lower sales volumes and competitive pricing pressure for both Computer Systems and Network Storage products. In addition to the factors noted above, we also believe that we are experiencing particularly intense competitive pressure at the lower end of our Computer Systems product line. Network Storage products revenue was impacted to a lesser degree than Computer Systems products revenue during fiscal 2003, as Network Storage products revenue benefited during fiscal 2003 from our introduction of new storage products, which expanded our total network storage offering.

In fiscal 2002, our products net revenue decreased as compared with fiscal 2001, primarily as a result of the adverse macroeconomic conditions that began at the end of the second quarter of fiscal 2001 and continued throughout fiscal 2002.

If the worldwide adverse economic conditions significantly worsen in a quarter or continue over an extended period of time, or if competition continues to adversely affect our business or intensifies, our results of operations and cash flows could be further adversely affected.

Services Net Revenue

Services net revenue consists of revenue generated from Sun Services (formerly Enterprise Services), which includes Support services, and Professional and Educational services.

During fiscal 2003, the growth in services net revenue, as compared with fiscal 2002, was due to an increase in revenue from Support services (of approximately 12%), partially offset by decreases in revenue from Professional and Educational services (of approximately 8%). Support services revenue, which represents over 67% of services net revenue for all periods presented, consists primarily of maintenance contract revenue. Support services revenue growth was primarily a result of an increase in the number of systems under contracts as we renewed contracts with existing customers and entered into new contracts from the sale of new systems. Professional and Educational services revenue is generated from technical consulting to help customers plan, implement, and manage distributed network computing environments and from development and delivery of integrated learning solutions for enterprises, IT organizations, and individual IT professionals. The Professional and Educational services revenue decrease during fiscal 2003 was due primarily to reductions in customer IT spending, an intense competitive environment and, to a lesser extent, the reduction in new product sales.

In fiscal 2002, the 5.2% growth in services net revenue, as compared with fiscal 2001, was due to an increase in revenue from Support services, partially offset by decreases in revenue from Professional and Educational services. Support services revenue growth was primarily a result of: (1) an increase in our installed base of systems; and (2) a better mix of platinum, gold, silver and bronze service level contracts in our portfolio (i.e. more premium services with higher associated revenue). The Professional and Educational services revenue decrease was due to a combination of: (1) a reduction in customers’ discretionary spending, and (2) a decline in new product sales.

A significant portion of our services net revenue is generated by contracts related to new product sales; as a result, our services net revenue could be negatively impacted if macroeconomic conditions continue to negatively impact our products net revenue.

Net Revenues by Geographic Area

(dollars in millions)

	2003	Change	2002	Change	2001

U.S. (United States)	$5,048	(14.9)%	$5,935	(32.4)%	$8,779

Americas — Other (Canada and Latin America)	543	(5.2)%	573	(28.9)%	806

Americas — Total	$5,591	(14.1)%	$6,508	(32.1)%	$9,585

Percentage of net revenues	48.9%	(3.2) pts	52.1%	(0.4) pts	52.5%

EMEA (Europe, Middle East and Africa)	$3,783	(1.2)%	$3,830	(30.7)%	$5,526

Percentage of net revenues	33.1%	2.5 pts	30.6%	0.3 pts	30.3%

APAC (Asia, Australia and New Zealand)	$2,060	(4.5)%	$2,158	(31.3)%	$3,139

Percentage of net revenues	18.0%	0.7 pts	17.3%	0.1 pts	17.2%

Total net revenues	$11,434	(8.5)%	$12,496	(31.5)%	$18,250

	2003	Change	2002	Change	2001

U.S.	$5,048	(14.9)%	$5,935	(32.4)%	$8,779

Percentage of net revenues	44.1%	(3.4) pts	47.5%	(0.6) pts	48.1%

International	$6,386	(2.6)%	$6,561	(30.7)%	$9,471

Percentage of net revenues	55.9%	3.4 pts	52.5%	0.6 pts	51.9%

Total net revenues	$11,434	(8.5)%	$12,496	(31.5)%	$18,250

In fiscal 2003, our total net revenues decreased by 8.5% as compared with fiscal 2002. The decrease in total net revenues in the U.S. and internationally is primarily the result of continued adverse macroeconomic conditions and an intense competitive environment. See “Products Net Revenue” for the description of adverse macroeconomic conditions.

The following table sets forth net revenues in countries or regions contributing significantly to changes in international net revenues during the last three fiscal years:

(dollars in millions)

	2003	Change	2002	Change	2001

Germany	$931	13.5%	$820	(28.7)%	$1,150

United Kingdom (UK)	$849	(9.0)%	$933	(36.6)%	$1,471

Northern Europe *	$568	(5.6)%	$602	(30.1)%	$870

Japan	$936	(11.7)%	$1,060	(38.0)%	$1,711
*	Northern Europe consists primarily of the Scandinavian countries, the Netherlands, Belgium, Luxembourg, Eastern European countries and Russia.

During fiscal 2003, we experienced lower sales volumes in the UK and Northern Europe, as compared with fiscal 2002 primarily due to adverse macroeconomic conditions similar to those experienced in the U.S. and an intense competitive environment. In Germany, we believe the increase in revenue, despite continued adverse economic conditions in this country, was primarily due to the increased success we have been experiencing as a result of our emphasis on an end-to-end networking architecture platform selling approach in that region. The net foreign currency impact is difficult to precisely measure because of the various hedging strategies we employ, however our best estimate of the foreign exchange benefit in fiscal 2003 as compared with fiscal 2002 approximated 12% on EMEA net revenues for fiscal 2003.

Economic conditions in Japan have declined substantially in recent years and, combined with an intense competitive environment in this country, have adversely impacted our sales. In particular, during fiscal 2003, we faced continued intense competitive pressure, together with our Channel Partners, when responding to the changing requirements of the Japanese market. If the adverse economic conditions in Japan continue or worsen and competition continues to intensify, our results of operations and cash flows could be further adversely affected.

In fiscal 2003, decreases in net revenues in Japan, the UK and Northern Europe partially offset by an increase in net revenues in Germany accounted for approximately 75% of the total decrease in international net revenues, as compared with fiscal 2002.

In fiscal 2002, within the EMEA region, net revenues decreased by 30.7% as compared with fiscal 2001, primarily because of decreases in net revenues in the UK, Germany and Northern Europe.

In fiscal 2002, within the APAC region, net revenues decreased by 31.3% as compared with fiscal 2001, primarily because of decreases in net revenues in Japan, China and Korea totaling $841 million of the $981 million overall APAC decrease.

In fiscal 2002, decreases in net revenues in Japan, the UK, Northern Europe, and Germany collectively accounted for approximately 61% of the total decrease in international net revenues, as compared with fiscal 2001.

Gross Margin

(dollars in millions)

	2003	Change	2002	Change		2001

Products gross margin	$3,451	(3.8)%	$3,587	(49.1)%		$7,055

Percentage of products net revenue	44.3%	4.9 pts	39.4%	(7.6	) pts	47.0%

Services gross margin	$1,491	12.2%	$1,329	15.1%		$1,155

Percentage of services net revenue	41.0%	1.9 pts	39.1%	3.4 pts		35.7%

Total gross margin	$4,942	(8.6)%	$4,916	(40.1)%		$8,210

Percentage of net revenues	43.2%	3.9 pts	39.3%	(5.7	) pts	45.0%

Products Gross Margin

In fiscal 2003, our products gross margin percentage increased by 4.9 percentage points, as compared with fiscal 2002.

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

In fiscal 2003, as compared with fiscal 2002, the 4.9 percentage point increase in our products gross margin percentage was primarily the result of: (1) lower purchased component costs, benefiting products gross margin by approximately 6 percentage points; (2) lower platform transition costs associated with the conversion of a majority of our product lines to the UltraSPARC III microprocessor that were incurred in the first half of fiscal 2002, and lower fixed manufacturing costs benefiting products gross margin by approximately 3 points; and (3) lower amortization costs of certain of our intangible assets that were partially written-down during the second quarter of fiscal 2003, benefiting products gross margin by approximately 1 point. These favorable factors were partially offset by: (1) reductions in product pricing (normal price list reductions and competitive transaction pricing), negatively impacting products gross margin by approximately 5 points; and (2) changes in the sales products mix, negatively impacting products gross margin by approximately 1 point.

In fiscal 2002, products gross margin decreased by 7.6 percentage points, as compared with fiscal 2001. Substantially all of the 7.6 percentage point decline in products gross margin was due to reductions in product pricing (normal price list reductions and competitive transaction pricing), negatively impacting products gross margin by approximately 10 percentage points and higher platform transition costs associated with conversion of a majority of our product lines to the UltraSPARC III microprocessor, negatively impacting products gross margin by approximately 1 point. These transition costs primarily consisted of write-offs for excess and obsolete inventory and costs associated with rework. However, the resulting decline in products gross margin was partially offset by lower purchased component costs, benefiting products gross margin by approximately 5 points.

We have experienced significant component cost reductions over the last several years, which have benefited our products gross margin, but we do not expect these decreases to continue to the same degree in the future. In addition, should the current global macroeconomic conditions remain unfavorable or deteriorate further affecting the demand for our products, or the pricing pressures associated with competition worsen, products gross margin could be adversely impacted.

Services Gross Margin

In fiscal 2003, services gross margin percentage increased 1.9 percentage points as compared with fiscal 2002.

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

During fiscal 2003, as compared with fiscal 2002, the 1.9 percentage points increase in our services gross margin percentage reflected the impact of: (1) overall cost reductions, primarily from decreases in discretionary spending, and improved operating efficiencies across all lines of our services business, helped, in part, by lower overall headcount, benefiting services gross margin by approximately 3 points; and (2) Support services revenue increasing as a percentage of total services net revenue (Support services generates a higher gross margin than Professional and Educational services), benefiting services gross margin by approximately 1 point. The impact of these favorable items on services gross margin in fiscal 2003, as compared with fiscal 2002, was partially offset by competitive pricing pressures, which negatively impacted services gross margin by approximately 2 points.

In fiscal 2002, the 3.4 percentage point increase in services gross margin, as compared with fiscal 2001, reflected the impact of: (1) variable costs decreasing as a result of discretionary spending controls, benefiting gross margin by approximately 2 percentage points; (2) Support services revenue increasing as a percentage of total services net revenue, benefiting gross margin by approximately 1 point; and (3) infrastructure headcount-related costs decreasing due to the workforce reduction in the second quarter of fiscal 2002 (direct services headcount decreased by 2% or approximately 240 employees while services revenue continued to grow), benefiting gross margin by approximately 1 point. The impact of these favorable items on services gross margin in fiscal 2002, as compared with fiscal 2001, was partially offset by: (1) increased fixed infrastructure costs, negatively impacting services gross margin by approximately 1 point; and (2) increased third-party costs necessary to support global customer service expectations, negatively impacting services gross margin by approximately 1 point.

Operating Expenses

(dollars in millions)

	2003	Change		2002	Change		2001

Research and development	$1,837	—%		$1,832	(9.1)%		$2,016

Percentage of net revenues	16.1%	1.4 pts		14.7%	3.7 pts		11.0%

Selling, general and administrative	$3,329	(12.5)%		$3,806	(14.4)%		$4,445

Percentage of net revenues	29.1%	(1.4	) pts	30.5%	6.1 pts		24.4%

Restructuring charges	$371	(28.2)%		$517	589.3%		$75

Percentage of net revenues	3.2%	(0.9	) pts	4.1%	3.7 pts		0.4%

Impairment of goodwill and other intangible assets	$2,125	N/M		$6	N/M		$1

Percentage of net revenues	18.6%	18.6 pts		—%	— pts		—%

Goodwill amortization	$—	N/M		$—	N/M		$285

Percentage of net revenues	—%	— pts		—%	(1.6	) pts	1.6%

Purchased in-process research and development	$4	33.3%		$3	(96.1)%		$77

Percentage of net revenues	—%	— pts		—%	(0.4	) pts	0.4%

N/M — Not meaningful

Research and Development (R&D) Expenses

During fiscal 2003, R&D expenses in dollars remained relatively flat, as compared with the same period a year ago. However, the components of R&D expenses for fiscal 2003, differed from fiscal 2002. During fiscal 2003, as compared with fiscal 2002, an $81 million net increase in compensation costs was substantially offset by a $76 million decrease in: (1) costs incurred for prototype development of $27 million; (2) depreciation costs of $22 million; (3) infrastructure costs of $21 million due to our restructuring plans; and (4) discretionary spending of $6 million.

The $184 million decrease in R&D expenses for fiscal 2002, as compared with fiscal 2001, was primarily a result of: (1) significant cost cutting measures in the areas of consulting, travel and other types of discretionary spending of approximately $98 million; (2) lower costs incurred for prototype development of approximately $47 million; and (3) a decrease in compensation costs of approximately $74 million as a result of our annual one week mandatory shutdown in July 2001, lower incentive compensation costs and a reduction in headcount (during fiscal 2002, approximately 500 employees of Sun’s workforce reduction were engineering employees). These reductions were partially offset by higher depreciation costs of approximately $35 million.

We believe that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems, software, and microprocessor development, as well as continue to enhance existing products. In the short-term, on a dollar basis, we intend to slightly increase our levels of R&D expenditures.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses decreased $477 million to $3,329 million in fiscal 2003, as compared with $3,806 million in fiscal 2002. The $477 million decrease was primarily the result of: (1) a $196 million decrease in discretionary spending in areas such as advertising and consulting; (2) a $179 million decrease in compensation costs (which is net of a $33 million decreased benefit from our annual mandatory shutdown in July 2002, as compared with our mandatory July 2001 shutdown, resulting from fewer required vacation days in July 2002 as compared with July 2001, a $20 million increase in benefits costs and a $31 million increase due to annual salary adjustments during the third quarter of fiscal 2003) primarily as a result of headcount reductions; and (3) a $102 million decrease in depreciation and occupancy costs as a result of reductions in capital expenditures and reductions from our facility exit plans.

In fiscal 2002, SG&A expenses decreased $639 million to $3,806 million as compared with $4,445 million in fiscal 2001, primarily as a result of: (1) significant cost cutting measures in the areas of travel, advertising, marketing, facilities and other types of discretionary spending of approximately $425 million; and (2) lower aggregate compensation costs of approximately $250 million as a result of our workforce reduction that began in the second quarter of fiscal 2002, a benefit from our mandatory July shutdown, implemented in July 2001 and lower incentive compensation costs. These reductions were partially offset by higher depreciation costs of approximately $60 million.

We are continuing to focus our efforts on achieving additional operating efficiencies by reviewing and improving upon existing business processes and evaluating our cost structure. In the short-term, on a dollar basis, we expect to slightly decrease our SG&A expenditures.

Restructuring Charges

The following discussion should be read in connection with Note 6 to the Consolidated Financial Statements.

We committed to restructuring plans in fiscal 2003 and 2002 (Fiscal 2003 Restructuring Plan and Fiscal 2002 Restructuring Plan, respectively) and a facility exit plan in fiscal 2001 (Fiscal 2001 Facility Exit Plan). We recorded initial restructuring charges in fiscal 2003, 2002 and 2001 based on assumptions and related estimates that we deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to the continued deterioration of the commercial real estate market, primarily in the U.S., and the final settlement of certain lease obligations, we have made appropriate adjustments to the initial restructuring charges recorded in fiscal 2003, 2002 and 2001. During fiscal 2001, we recorded a charge of $75 million for the Fiscal 2001 Facility Exit Plan. During fiscal 2002, we recorded net charges of $517 million: $26 million of additional charges related to our Fiscal 2001 Facility Exit Plan and the remaining net charges of $491 million related to our Fiscal 2002 Restructuring Plan. During fiscal 2003, we recorded net charges of $371 million: $33 million of additional charges related to our Fiscal 2001 Facility Exit Plan, $38 million of additional charges related to our Fiscal 2002 Restructuring Plan and $300 million net charges related to our Fiscal 2003 Restructuring Plan. Details about each of these plans are discussed below.

Our accrued liability for all plans of $375 million at June 30, 2003, was net of approximately $156 million of estimated sublease income to be generated from sublease contracts not yet negotiated. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties. While the amount we have accrued represents our best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change and may and have required routine adjustments as conditions and facts change through the implementation period. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, we may be required to reduce our estimated future sublease income and, accordingly, increase our estimated cost to exit certain facilities.

Fiscal 2003 Restructuring Plan

In October 2002, we committed to and began implementing a workforce reduction and facility exit plan (Fiscal 2003 Restructuring Plan). The goal of this plan was to reduce costs and improve operating efficiencies in order to adjust to the current business environment. We implemented the plan by reducing headcount and eliminating excess facility capacity in light of revised facility requirements. In accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” we recognized $308 million in restructuring charges associated with the Fiscal 2003 Restructuring Plan (consisting of a $176 million workforce reduction charge and a $132 million excess facility charge).

During the second quarter of fiscal 2003, we recognized a workforce reduction charge of $176 million relating to severance and related fringe benefits for approximately 3,200 employees. As of June 30, 2003, substantially all employees to be terminated as a result of the restructuring had been notified. While most of the severance and related fringe benefits have been paid, in accordance with local employment laws, we expect to pay the remaining restructuring accrual related to severance over the next few quarters. The workforce reduction will result in the termination of employees across all employee levels, business functions, operating units, and geographic regions.

In addition, during the second quarter of fiscal 2003, we recorded a charge of $132 million relating to the consolidation of excess facilities. The facility exit charges included:

•	$114 million of estimated future obligations for non-cancelable lease payments (net of estimated sublease income of $44 million) or termination fees generated by exiting excess rental facilities. We estimated the cost of exiting and terminating the facility leases by referring to the contractual terms of the agreements and by evaluating the current real estate market conditions. In addition, we intend to sublease certain leased facilities and estimated the sublease income by evaluating the current real estate market conditions or, where applicable, by referring to amounts being negotiated; and

•	$18 million for the impairment of property and equipment (primarily leasehold improvements) for which there are insufficient cash flows to support the carrying cost. The property and equipment impairment was determined based on the difference between the assets’ estimated fair value and their carrying value.

We expect to exit the facilities relating to the amounts accrued under the Fiscal 2003 Restructuring Plan by December 28, 2003. At June 30, 2003, we had an aggregate accrued liability of $110 million with respect to the Fiscal 2003 Restructuring Plan.

During the second half of fiscal 2003, we reduced our estimate of the total cost associated with this restructuring activity to $300 million and accordingly, recorded an adjustment of $8 million.

Fiscal 2002 Restructuring Plan

In the second quarter of fiscal 2002, we implemented a workforce reduction and facility exit plan, which resulted in a charge of $511 million (consisting of a $146 million workforce reduction charge and a $365 million excess facility charge). The goal of the restructuring was to reduce costs and improve operating efficiencies in order to adjust to the then current business environment. Specifically, we reduced our headcount by approximately 9% (or 3,400 employees and 500 contractors) and eliminated excess facilities in light of revised facility requirements.

As part of the restructuring, we recorded a workforce reduction charge of $146 million related to severance and fringe benefits for terminated employees. The restructuring resulted in the termination of employees across all employee levels, business functions, operating units, and geographic regions. In addition, we recorded a charge of $365 million related to the consolidation of excess facilities. The facility exit charges included:

•	$282 million of estimated future obligations for non-cancelable lease payments or termination fees generated by exiting excess leased facilities. Our estimate of the cost of exiting and terminating the facility leases was based on the contractual terms of the agreements and then current commercial real estate market conditions. In addition, we intend to sublease certain leased facilities and estimated the sublease income based on then current real estate market conditions or, where applicable, amounts being negotiated;

•	$66 million for the impairment of in-process construction costs related to the termination of certain building construction projects; and

•	$17 million for the impairment of property and equipment (primarily leasehold improvements) that were no longer in use. The property and equipment impairment was determined based on the difference between the assets’ estimated fair value and their carrying value.

All facilities relating to the amounts accrued under the restructuring were exited by December 31, 2002.

During the second half of fiscal 2002, we reduced our initial estimate, primarily to reflect the settlement of certain lease obligations associated with this restructuring activity and recorded an adjustment of $20 million. During fiscal 2003, we increased our estimate and recorded an adjustment of $38 million. This adjustment primarily reflects the decrease in estimated sublease income due to the deterioration of certain commercial real estate markets. As of June 30, 2003, the revised total estimated cost for the Fiscal 2002 Restructuring Plan of $529 million was net of approximately $121 million of estimated sublease income.

Fiscal 2001 Facility Exit Plan

In the fourth quarter of fiscal 2001, we elected to exit certain building leases and discontinue certain building projects. We incurred approximately $75 million for facility exit costs associated with this decision. As a result of the continued deterioration of certain commercial real estate markets, we reduced our sublease income assumptions and, accordingly, recorded an additional $26 million and $33 million charge in fiscal 2002 and fiscal 2003, respectively, to reflect this change in our estimates. As of June 30, 2003, the revised total estimated facility exit cost of $134 million was net of approximately $31 million in estimated sublease income.

The following table sets forth an analysis of the restructuring accrual activity for the fiscal years ended  June 30, 2003, 2002 and 2001 (in millions):

	Fiscal 2003 Restructuring Plan		Fiscal 2002 Restructuring Plan		Fiscal 2001 Facility Exit Plan
	Severance and Benefits	Facilities Related	Severance and Benefits	Facilities Related	Facilities Related	Total

Restructuring provision in fiscal 2001:

Accrued lease costs	$—	$—	$—	$—	$46	$46

Property and equipment impairment	—	—	—	—	29	29

Total restructuring charges in fiscal 2001	—	—	—	—	75	75

Non-cash charges	—	—	—	—	(29)	(29)

Balance as of June 30, 2001	—	—	—	—	46	46

Restructuring provision in fiscal 2002:

Severance and benefits	—	—	146	—	—	146

Accrued lease costs	—	—	—	282	—	282

Property and equipment impairment	—	—	—	83	—	83

Provision adjustments	—	—	—	(20)	26	6

Total restructuring charges in fiscal 2002	—	—	146	345	26	517

Cash paid	—	—	(127)	(93)	(19)	(239)

Non-cash charges	—	—	—	(83)	—	(83)

Balance as of June 30, 2002	—	—	19	169	53	241

Restructuring provision in fiscal 2003:

Severance and benefits	176	—	—	—	—	176

Accrued lease costs	—	114	—	—	—	114

Property and equipment impairment	—	18	—	—	—	18

Provision adjustments	(4)	(4)	(2)	40	33	63

Total restructuring charges in fiscal 2003	172	128	(2)	40	33	371

Cash paid	(148)	(5)	(17)	(31)	(26)	(227)

Non-cash charges	—	(13)	—	3	—	(10)

Balance as of June 30, 2003	$24	$110	$—	$181	$60	$375

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. Our accrual as of June 30, 2003 for abandoned leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2018. As of June 30, 2003, $123 million of the $375 million accrual was classified as current and the remaining $252 million was classified as non-current.

The above restructuring charges are based on estimates that are subject to change. Changes to the estimates have been reflected as “Provision adjustments” on the table above in the period in which the changes to estimates were made.

Impairment of Goodwill and Other Intangible Assets

In October 2002, based on a combination of factors, particularly: (1) our current and projected operating results; (2) our decision to reduce our workforce and eliminate excess facility space; and (3) our then current market capitalization, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded goodwill balance was impaired. As part of this analysis, SFAS 142 requires that we estimate the fair value of our reporting units as compared with their estimated book value. If the estimated fair value of a reporting unit is less than the estimated book value, then an impairment is deemed to have occurred. In estimating the fair value of our reporting units, we primarily used the income approach (which utilizes forecasted discounted cash flows to estimate the fair value of the reporting unit) and the market approach (which estimates fair value based on market prices for comparable companies). We also considered Sun’s total market capitalization as of October 17, 2002 (the date we concluded an analysis was required), and our average market capitalization for the 30 days prior to and subsequent to October 17, 2002 to adequately consider the impact of volatility on our market capitalization on that day.

We conducted our fiscal 2002 annual analysis in the fourth quarter of fiscal 2002. We concluded at that time, that we did not have any impairment of goodwill based on our then forecasted discounted cash flows as well as our market capitalization. However, in October 2002, the estimated fair value of our reporting units decreased because our current forecasted discounted cash flows and market capitalization were lower than at the time of our previous analysis. Based on this analysis, we concluded that the goodwill in our Volume Systems and Network Storage reporting units was impaired. As required by SFAS 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of the reporting units to the tangible and intangible assets (other than goodwill) within these reporting units. Based on this allocation, we concluded that all of the recorded goodwill in the Volume Systems reporting unit ($1,566 million) and the Network Storage reporting unit ($461 million) was impaired and needed to be expensed as a non-cash charge to continuing operations during the second quarter of fiscal 2003.

We performed our fiscal 2003 annual analysis in the fourth quarter of fiscal 2003. Based on our estimates of forecasted discounted cash flows as well as our market capitalization at that time, we concluded that there was no additional impairment of our goodwill.

Based on the same considerations outlined in the above discussion on goodwill, in October 2002, we concluded there were sufficient indicators to require us to assess whether a portion of our other intangible assets was impaired. SFAS 144 is the authoritative standard on the accounting for the impairment of other intangible assets. As a result of our analysis we recognized an impairment expense of $98 million in our Product Group reporting segment to reduce our Other Intangible Assets balance to its fair value during the second quarter of fiscal 2003. All impairments of non-goodwill intangible assets were recognized before we made a hypothetical allocation of the estimated fair value of the reporting units to the tangible and intangible assets (other than goodwill) within each reporting unit tested for goodwill impairment, as required by SFAS 142. The fair value of the other acquisition-related intangibles and a revenue generating technology license was determined based primarily on the income approach, which utilizes discounted cash flows to estimate the fair value of the asset.

Goodwill Amortization

Sun adopted Statement of Financial Accounting Standards 141, “Business Combinations,” and SFAS 142, effective July 1, 2001, and discontinued amortization of goodwill in fiscal 2002. The goodwill amortization expense was primarily attributable to the acquisition of Cobalt Networks, Inc. in December 2000.

Purchased In-Process Research and Development (IPRD)

Overview

IPRD expense of $3.5 million, $3.2 million, and $77.4 million in fiscal 2003, 2002, and 2001, respectively, is a result of in-process technologies associated with our acquisitions of: Pirus Networks, Inc. (Pirus) and Terraspring, Inc. (Terraspring) in fiscal 2003; ISOPIA, Inc. (Isopia) in fiscal 2002; and LSC, Incorporated (LSC), HighGround Systems, Inc. (HighGround), InfraSearch, Inc. (InfraSearch), Cobalt Networks, Inc. (Cobalt) and grapeVINE Technologies, L.L.C. (grapeVINE) in fiscal 2001 (collectively the Acquired Companies). At the date of each acquisition noted above, the projects associated with the IPRD efforts had not yet reached technological feasibility and the IPRD had no alternative future uses. Accordingly, these amounts were expensed on the respective acquisition dates of each of the Acquired Companies. Also see Note 3 to the Consolidated Financial Statements for further discussion.

Valuation of IPRD

General

Amounts allocated to IPRD are calculated using established valuation techniques accepted in the high-technology industry. These calculations give consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the products’ underlying technology. The value of the IPRD reflects the relative value and contribution of the acquired research and development. We gave consideration to the R&D’s stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to IPRD.

Approach Used for Valuation of IPRD in the Purchase Acquisitions Presented

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

Valuation Assumptions

The following table summarizes the significant assumptions underlying the valuations related to the IPRD from each of the Acquired Companies in fiscal 2003, 2002, and 2001 (dollars in millions):

	IPRD	Estimated Cost to Complete Technology at Time of Acquisition	Percentage Completed at Time of Acquisition	Average Revenue Growth Rate	Percentage of Revenue
Acquired Company					Average COS	Average SG&A	Average R&D	Discount Rate Used

Fiscal 2003

Pirus	$3.3	$3.8	30%	15%	51%	31%	4%	22%

Terraspring	$0.2	$1.0	25%	23%	12%	22%	2%	31%

Fiscal 2002

Isopia	$3.2	$0.6	45%	58%	13%	35%	2%	26%

Fiscal 2001

LSC	$0.3	$0.5	78%	70%	10%	40%	2%	24%

HighGround	$4.8	$5.0	58%	54%	2%	60%	2%	26%

InfraSearch	$1.0	$0.8	75%	247%	18%	50%	1%	30%

Cobalt	$70.8	$1.5	67%	50%	49%	28%	1%	22%

grapeVINE	$0.5	$0.3	83%	10%	18%	48%	1%	23%

Overview of IPRD in Fiscal 2003, 2002 and 2001

Included below are further details regarding the nature of the significant amounts of purchased technology acquired during fiscal 2003, 2002 and 2001.

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

The following table provides information regarding the status of IPRD projects at the date of acquisition and as of June 30, 2003 (in millions):

Acquired Company/Business	Estimated Cost to Complete at Time of Acquisition	Actual Costs Incurred as of June 30, 2003	Actual Product Release Date

Pirus	$3.8	$—	N/A	(1)

Terraspring	$1.0	$—	N/A	(1)

Isopia	$0.6	$1.2	Q3FY2002

LSC	$0.5	$1.1	Q4FY2001

HighGround	$5.0	$5.5	Q4FY2001

InfraSearch	$0.8	$0.8	N/A	(2)

Cobalt	$1.5	$2.5	Q3FY2001

grapeVINE	$0.3	$1.1	Q4FY2001

(1)	Projects identified as IPRD when we acquired the company have been delayed since the acquisition and are not currently part of any specific projects roadmap.
(2)	The associated OpenSearch technology is being incorporated into Project JXTA, our incubation research effort addressing new styles of distributed computing.

Except for the acquisitions discussed under Note 4 to the Consolidated Financial Statements, we believe that the projections we used in performing our valuations for each acquisition, are still valid in all material respects; however, we cannot assure you that the projected results will be achieved. We continue to make substantial progress related to the development and commercialization of acquired technologies. Although we have experienced delays in the completion of certain of our development efforts and their related commercialization, the expected total costs to complete such technologies have not materially increased, individually or in the aggregate, from our estimates at the time of the acquisitions. We periodically evaluate our product development timeline and modify our overall business plan in response to various factors. Modifications to our business plan include the reallocation of resources among various alternative development projects. As of June 30, 2003, and for each of the three fiscal years then ended, the impact of delays in the realization of economic benefits related to acquired technologies, individually or in the aggregate, has not been material to our overall consolidated financial position.

Loss on Equity Investments

(dollars in millions)

	2003	Change		2002	Change	2001

Loss on equity investments, net	$84	(15.2)%		$99	10.0%	$90

Percentage of net revenues	0.7%	(0.1	) pts	0.8%	0.3 pts	0.5%

Our equity investments portfolio, which primarily consists of investments in publicly traded and privately-held technology companies, has continued to be negatively impacted by the adverse macroeconomic conditions and declining equity valuations in the technology sector during fiscal 2003. The loss on equity investments in fiscal 2003 of $97 million, as compared with $102 million in fiscal 2002 and $142 million in fiscal 2001, was primarily related to a decline in value of the portfolio that was considered other than temporary. This loss was partially offset by gains of $13 million in fiscal 2003, as compared with $3 million in fiscal 2002 and $52 million in fiscal 2001, relating to the valuation of warrants and the sale of certain marketable equity securities. See Note 2 to the Consolidated Financial Statements for further discussion.

The privately-held technology companies in which we have invested are particularly vulnerable to the current adverse economic conditions and the related slow down of investing activity in the private equity market place. If the current negative economic conditions persist, we may incur additional losses on our investments.

Other Income, net

(dollars in millions)

	2003	Change		2002	Change	2001

Interest income	$166	(31.7)%		$243	(40.0)%	$405

Interest expense	(43)	(25.9)%		(58)	(42.0)%	(100)

Gain on marketable debt securities	32	(71.9)%		114	96.6%	58

Other income, net	$155	(48.2)%		$299	(17.6)%	$363

Percentage of net revenues	1.4%	(1.0	) pts	2.4%	0.4 pts	2.0%

In fiscal 2003, other income, net, decreased 48.2%, as compared with fiscal 2002. The decrease in fiscal 2003, as compared with fiscal 2002, is primarily due to fewer realized gains on the sale of certain marketable debt securities (a decrease of $82 million) and a combination of lower interest rates and lower cash and marketable debt securities balances (a decrease of $77 million). These unfavorable factors were partially offset by a decrease in our interest expense of $15 million for fiscal 2003, as compared with fiscal 2002, as a result of lower interest rates and lower debt principal outstanding during fiscal 2003.

In fiscal 2002, the 17.6% decrease in other income, net as compared with fiscal 2001, was primarily due to a combination of lower interest rates and lower cash and marketable debt securities balances, partially offset by an increase in the amount of gain realized on the sale of certain fixed income marketable debt securities during fiscal 2002. Our interest expense relates primarily to our issuance of $1.5 billion of unsecured senior debt securities in August 1999.

The average duration of our portfolio of marketable securities decreased to 0.72 year as of June 30, 2003 from 0.89 year as of June 30, 2002. In general, we would expect the volatility of this portfolio to decrease as its duration decreases.

Our interest income and expense are sensitive primarily to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and marketable securities which are predominantly variable interest rate instruments. To better match the interest rate characteristics of our fixed-rate unsecured senior debt securities with those in our investment portfolio, we entered into interest rate swap transactions so that the interest associated with these debt securities effectively becomes variable.

Income Taxes

(dollars in millions)

	2003	Change	2002	Change	2001

Provision (benefit) for income taxes	$776	N/M	$(461)	N/M	$603

Percentage of income (loss) before taxes and cumulative effect of change in accounting principle	N/A	N/A	44.0%	5.9 pts	38.1%

In fiscal 2003, we recorded an expense for income taxes of $776 million on pretax losses of $2,653 million. In fiscal 2002 and 2001, our effective income tax rates were 44.0% and 38.1% respectively.

The tax expense for fiscal 2003 is due primarily to the increase in our valuation allowance and the non-deductibility of goodwill impairment recognized in fiscal 2003.

In fiscal 2003, we recorded a total of $1,082 million non-cash charge to our valuation allowance which reduced our net deferred tax assets to $582 million.

In conjunction with the filing of our annual report on Form 10-K, we were required to reassess all significant estimates and judgments made in our financial statements, considering any additional information available. From the time we released our June 30, 2003 fourth quarter and annual results, on July 22, 2003, to the filing of this Form 10-K we determined that the underlying assumptions related to judgments made in connection with our SFAS 109 analysis had changed. In performing our updated analysis of the realizability of our deferred tax assets, we considered continuing market uncertainties and our progress against the planned forecast of operating results for the not-yet-reported first quarter of fiscal 2004 including the impact of an anticipated loss in this quarter on the remaining planning period underlying the SFAS 109 analysis. In light of this new information and after considering all available evidence, both positive and negative, we concluded that an increase to our valuation allowance for our deferred tax assets was required. Accordingly, based upon our best estimate we have recorded a non-cash charge in the fourth quarter of fiscal 2003 of $1,051 million to increase our valuation allowance for our deferred tax assets.

We intend to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance. The realization of our remaining deferred tax assets is primarily dependent on forecasted future taxable income. Any reduction in estimated forecasted future taxable income, including but not limited to any future restructuring activities may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings.

The difference between our fiscal 2002 and 2001 tax rates is primarily attributable to: (1) the elimination of certain non-deductible accounting charges resulting from our adoption of SFAS 142; (2) increased statutory credits (both in dollars and as a percentage of income (loss) before income taxes) generated in fiscal 2002; and (3) a reduction in benefits resulting from decreased profitability in certain low-tax, non-U.S. jurisdictions.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

(dollars in millions)

	2003	Change	2002	Change	2001

Cash and cash equivalents	$2,015	$(9)	$2,024	$552	$1,472

Marketable debt securities	3,726	(114)	3,840	(859)	4,699

Total cash, cash equivalents and marketable debt securities	$5,741	$(123)	$5,864	$(307)	$6,171

Percentage of total assets	44.2%	8.7 pts	35.5%	1.6 pts	33.9%

Days sales outstanding (DSO)	72	—	72	(5)	67

Days of supply in inventory (DOS)	22	5	27	13	40

Days payable outstanding (DPO)	(48)	1	(47)	7	(40)

Cash conversion cycle	46	6	52	15	67

Inventory turns-products only	8.6	1.9	6.7	(3.2)	9.9

Cash provided by operating activities	$1,037	$157	$880	$(1,209)	$2,089

Cash provided by (used in) investing activities	$(528)	$(567)	$39	$1,593	$(1,554)

Cash used in financing activities	$(518)	$(151)	$(367)	$545	$(912)

Net increase (decrease) in cash and cash equivalents	$(9)	$(561)	$552	$929	$(377)

Changes in Cash Flow

During fiscal 2003, our operating activities generated cash flows of $1,037 million, which is $157 million higher than the cash flows provided by operating activities during fiscal 2002. In fiscal 2003, our use of cash for non-operating activities was primarily attributable to the $499 million repurchase of our common stock in the open market, the $200 million principal payment on our issued fixed-rate unsecured senior debt securities (Senior Notes), the $373 million of capital spending on equipment additions to support product development and the $217 million we invested in spare parts and other assets. As a result, during the twelve months ended June 30, 2003, our cash, cash equivalents and marketable debt securities decreased by $123 million.

Net accounts receivable decreased to $2,381 million at June 30, 2003 from $2,745 million at June 30, 2002. The decrease in net accounts receivable was primarily due to the lower volume of sales and improving collection efficiencies offset by decreasing linearity.

We ended the fourth quarter of fiscal 2003 with a cash conversion cycle of 46 days, an improvement of 6 days from June 30, 2002. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash for the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of days of sales outstanding (DSO) added to days of supply in inventories (DOS), reduced by days of payable outstanding (DPO). We decreased our days of supply in inventories by continuing reductions in inventory levels and increased our days of payables outstanding by negotiating more favorable terms with our vendors, while days of sales outstanding remained unchanged from June 30, 2002.

Inventories decreased to $416 million at June 30, 2003 from $591 million at June 30, 2002 and our inventory turn rate increased to 8.6 times at June 30, 2003 from 6.7 at June 30, 2002. Inventory turns is annualized and represents the number of times inventory is replenished during the year. The increase in the inventory turns rate is a result of the lower balance in inventory and our ability to efficiently manage our inventory to meet customer demands. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

Prepaid expenses and other current assets decreased to $787 million at June 30, 2003 from $847 million at June 30, 2002 due to the receipt of income tax refunds of approximately $351 million during fiscal 2003, partially offset by increases in value added tax receivables.

Accounts payable decreased to $903 million at June 30, 2003 from $1,044 million at June 30, 2002. This decrease was primarily due to lower inventory purchases and decreases in related operating activities, partially offset by an increase in value added tax payables. Our accrued payroll-related liabilities decreased to $479 million at June 30, 2003 from $538 million at June 30, 2002, as a result of a decrease in incentive compensation. Accrued liabilities decreased to $1,027 million at June 30, 2003 from $1,201 million at June 30, 2002, as a result of the overall decrease in our sales and related operational costs. Other non-current obligations increased to $834 million at June 30, 2003 from $679 million at June 30, 2002 primarily due to increases in the long-term liability related to our restructuring plans, partially offset by a decrease in long-term deferred revenues.

Liquidity

Based on our current plan, we expect to generate positive cash flow from operations for the full fiscal year ending June 30, 2004, although there can be no assurance of this. From time to time, our Board of Directors approves systematic common stock repurchase programs allowing management to repurchase shares of our common stock in the open market pursuant to price-based formulas. These programs are largely intended to manage the dilutive effect generated by the exercise of stock options. In February 2001, we announced our intention to acquire up to $1.5 billion of our outstanding common stock under a stock repurchase program authorized by our Board of Directors which was in addition to our ongoing systematic stock repurchase programs. Approval of the February 2001 program by our Board of Directors reflected Sun’s strong belief in its future, our belief at the time that our then current market valuation did not reflect the underlying long term value of the company and our desire to enhance stockholder value. Under the February 2001 program, the timing and actual number of shares subject to repurchase are at the discretion of our management and are contingent on a number of factors, including our projected cash flow requirements, market conditions and our share price. During the fiscal year ended June 30, 2003, we repurchased common stock under all repurchase programs for an aggregate purchase price of $499 million and during the fiscal year ended June 30, 2002 we repurchased common stock under all repurchase programs for an aggregate purchase price of $591 million. All such repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Our $1.3 billion Senior Notes outstanding are due at various times between August 2004 and August 2009. The Senior Notes are subject to compliance with certain covenants that do not contain financial ratios. Accordingly, the impairment charge on goodwill and other intangible assets taken during fiscal 2003 had no impact on our debt covenants. We are currently in compliance with these covenants. If we failed to be in compliance with these covenants, the trustee of the Senior Notes or holders of not less than 25% in principal amount of the Senior Notes would have the ability to demand immediate payment of all amounts outstanding.

The following table summarizes our contractual obligations at June 30, 2003 (in millions):

Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 4-5 Years	Payments Due After 5 Years

Senior Notes	$1,300	$—	$250	$500	$550

Non-cancelable operating leases	$1,361	$273	$402	$248	$438

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents in subsidiaries for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. Accordingly, in addition to the $2,015 million in cash and cash equivalents, we currently have for shorter-term requirements approximately $3,726 million in marketable debt securities that are available for future operating, financing and investing activities, for a total cash and marketable debt securities position of $5,741 million. However, approximately $1,365 million of this balance represents cash generated from operations domiciled in foreign tax jurisdictions that are designated as permanently invested in the respective tax jurisdictions. If these funds are required for our operations in the U.S., we would be required to accrue and pay additional taxes to repatriate these funds. Currently, we do not anticipate a need to repatriate these funds to our U.S. operations.

Sun is insured by nationally recognized insurers for certain potential liabilities, including worker’s compensation, general liability, automotive liability, employer’s liability, errors and omissions liability, employment practices liability, property, cargo and crime and directors and officers liability. Since July 1, 2003, we have self-insured between $2 and $25 million per occurrence on the lines of coverage noted above. In addition, beginning in fiscal 2004, we reduced the third-party insurance coverage of our directors and officers such that we now self-insure for all indemnification or defense payments we, as a company, may make to or on behalf of our directors and officers as a result of obligations under applicable agreements, Sun’s charter documents and applicable law. As our indemnification obligations to directors and officers are substantial, the reduction in third-party coverage of our directors and officers liability insurance could adversely affect Sun’s financial condition, liquidity, cash flows and results of operations if a material claim or loss occurred. Sun performs an annual actuarial analysis to develop an estimate of amounts to be paid for both claims reported and potential losses on activities that have occurred but have not yet been reported. Loss accruals were $24 million as of June 30, 2003.

In addition, we have uncommitted lines of credit aggregating approximately $647 million. No amounts were drawn from these lines of credit as of June 30, 2003. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

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

DILUTIVE EFFECT OF STOCK OPTIONS ISSUED TO DIRECTORS AND EMPLOYEES

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We primarily rely on three stock option plans that provide broad discretion to our Board of Directors to create appropriate equity incentives for members of our board of directors and our employees. Our 1990 Long-Term Equity Incentive Plan is the primary plan under which most of our options are granted. The 1996 Equity Compensation Acquisition Plan is the plan under which we grant options to employees hired in connection with the acquisition of another company, and the 1988 Directors’ Stock Option Plan provides for the automatic grant of stock options to non-employee directors on the date each person initially becomes a director, and on the date of each annual meeting of stockholders to non-employee directors who are elected and who have served as a member of our board of directors for at least six months. Substantially all of our employees participate in our stock option program.

We also have stock repurchase programs in place to manage the dilutive effect generated by the exercise of stock options. In implementing our stock option program, we carefully monitor both the potential and actual dilution associated with our stock option program. However, during fiscal 2003, the shares we repurchased under our stock repurchase program negatively impacted our net loss per share amount by approximately four cents. We view dilution from stock option exercises as the difference between the number of options exercised reduced by the number of shares repurchased in a given fiscal year as a percentage of the number of shares outstanding at the beginning of the year (exercise dilution). We also monitor the potential dilution from net option grants in a given year by comparing the option grants reduced by cancellations in a given year with the number of shares outstanding at the beginning of the year (grant dilution). In addition, we monitor the net cash cost of our stock repurchase programs.

As of June 30, 2003, the total outstanding options held by the five most highly compensated executive officers identified in our 2003 Proxy Statement (the “Named Executive Officers”) amounted to approximately 37.6 million or 6.4% of the approximately 587 million outstanding options held by all employees. For a given year, the percentage of options granted to the Named Executive Officers is calculated by comparing the options granted to such executives to net options granted.

The following table illustrates the grant dilution, exercise dilution and the net cash outlay for our stock repurchase programs associated with our stock option program (in millions, except percentages):

	2003	2002	2001	2000	1999

Shares outstanding at beginning of year	3,537	3,536	3,495	3,493	3,465

Less treasury stock outstanding at beginning of year	(303)	(288)	(301)	(359)	(432)

Net shares outstanding	3,234	3,248	3,194	3,134	3,033

Grants and assumptions	115	119	124	132	92

Less option cancellations	(58)	(35)	(18)	(22)	(26)

Net option grants	57	84	106	110	66

Grant dilution	1.8%	2.6%	3.3%	3.5%	2.2%

Options exercised	26	28	63	70	88

Less shares repurchased	(126)	(62)	(52)	(18)	(18)

Net shares issued (repurchased)	(100)	(34)	11	52	70

Exercise dilution	(3.1)%	(1.1)%	0.3%	1.7%	2.3%

Cost of shares repurchased	$499	$554	$1,123	$505	$159

Less proceeds from options exercised	(46)	(78)	(202)	(174)	(143)

Less tax benefit from options exercised	(9)	(98)	(816)	(708)	(222)

Net cash (inflow) outflow	$444	$378	$105	$(377)	$(206)

Options granted to the five most highly compensated executive officers	2.3	3.8	2.9	2.9	5.4

Options granted to the Named Executive Officers as a percentage of net options granted during the year	4.0%	4.5%	2.7%	2.6%	8.2%

Options Granted during Fiscal 2003 to the Most Highly Compensated Executive Officers Named in Our 2003 Proxy Statement

Name	Number of Options Granted	Exercise Price

Scott G. McNealy	1,000,000	$3.70

William N. Joy(1)	300,000	$3.70

Gregory M. Papadopoulos	300,000	$3.70

Patricia C. Sueltz	300,000	$3.70

Robert H. Youngjohns	400,000	$3.70

(1) Mr. William N. Joy retired on September 9, 2003.

NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

Our auditors, Ernst & Young LLP, perform the following non-audit services that have been approved by our Audit Committee of the Board of Directors: expatriate tax and relocation services, international and U.S. tax planning and compliance services, and tax due diligence for acquisitions. Two officers, who are expatriates, utilize the tax services, which Ernst & Young LLP provides to all our employees under our expatriate program. Starting fiscal 2004, our expatriate officers will no longer receive tax services including personal tax return filing from Ernst & Young LLP. In addition, Scott McNealy, our Chairman of the Board of Directors, President and Chief Executive Officer, retains Ernst & Young LLP to advise him on his personal income taxes.

RISK FACTORS

If we are unable to compete effectively with existing or new competitors, the loss of our competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability, and loss of market share.

We compete in the computer systems (hardware and software) and network storage (hardware and software) products and services markets. These markets are intensely competitive. If we fail to compete successfully in these markets, the demand for our products and services would decrease. Any reduction in demand could lead to fewer customer orders, reduced revenues, pricing pressures, reduced margins, reduced levels of profitability and loss of market share. These competitive pressures could adversely affect our business and operating results.

Our competitors are some of the largest, most successful companies in the world. They include International Business Machines Corporation (IBM), Hewlett-Packard Company, which now owns Compaq Computer Corporation (HP), EMC Corporation (EMC), Fujitsu Limited (Fujitsu) and the Fujitsu-Siemens joint venture. We also compete with systems manufacturers and resellers of systems based on microprocessors from Intel Corporation (Intel) and the Windows family of operating systems software from Microsoft Corporation (Microsoft). These competitors include Dell Inc. (Dell) and HP, in addition to Intel and Microsoft. Certain of these competitors compete aggressively on price and seek to maintain very low cost structures. Some of these competitors are seeking to increase their market share in the enterprise server market which creates increased pressure, including pricing pressure, on our workstation and lower-end server product lines. In particular, we are seeing increased competition and pricing pressures from competitors offering systems running Linux software and other open source software. In addition, certain of our competitors, including IBM and HP, have financial and human resources and scale that are greater than ours, which increases the competitive pressures we face.

Customers make buying decisions based on many factors, including new product and service offerings and features; product performance; availability and quality of support and other services; price; platform; quality; reliability and availability of products; breadth of product line; ease of doing business; a vendor’s ability to adapt to customers’ changing requirements; responsiveness to shifts in the marketplace; business model (e.g., utility computing, subscription based software usage, consolidation versus outsourcing); contractual terms and conditions; vendor reputation and vendor viability. As competition increases, each factor on which we compete becomes more important and the lack of competitive advantage with respect to one or more of these factors could lead to a loss of competitive position resulting in fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability and loss of market share. We expect competitive pressure to remain intense.

Our future competitive performance depends on a number of factors, including our ability to: (1) continually develop and introduce new products and services with better prices and performance than those offered by our competitors; (2) offer a wide range of solutions and products from small single processor systems to large complex enterprise level systems; (3) offer solutions to customers that operate effectively within a computing environment that includes hardware and software from multiple vendors; (4) offer products that are reliable and that ensure the security of data and information; (5) create products for which third party software vendors will develop a wide range of applications; and (6) offer high quality solutions, products and services with high performance and low incidence of defects.

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

Over the last several years, we have invested significantly in our network storage products business with a view to increasing the sales of these products both on a stand-alone basis to customers using the systems of our competitors, and as part of the systems that we sell. The intelligent storage products business is intensely competitive. EMC is currently a leader in this market and our primary competitor.

We maintain higher selling, general and administrative and research and development costs, as a percentage of revenues, than many of our competitors and our earnings are dependent upon maintaining gross margins at a sufficient level to offset these costs.

One of our business strategies is to derive a competitive advantage and a resulting enhancement of our gross margins from our investments in innovative new technologies which customers value. As a result, as a percentage of revenues, we incur higher fixed R&D costs than many of our competitors. In addition, as a result of investing in a significant direct sales force we incur higher fixed selling costs as a percentage of revenues as compared with some of our competitors. To the extent that we are unable to develop and sell products with attractive gross margins in sufficient volumes, our earnings may be materially adversely affected by our cost structure. During fiscal 2003, we added new products to our entry-level server product line that are offered at a lower price point and, accordingly, provide us with a lower gross margin percentage than our products as a whole. Although our strategy is to sell these products as part of overall systems which include other products with higher gross margin percentages, to the extent that the mix of our overall revenues represented by sales of lower gross margin products increases, our gross margins and earnings may be adversely affected.

The products we make are very complex. If we are unable to rapidly and successfully develop and introduce new products and manage our inventory, we will not be able to satisfy customer demand.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that our customers choose to buy. If we are unable to develop new products, our business and operating results could be adversely affected. We must quickly develop, introduce, and deliver in quantity new, complex systems, software, and hardware products and components. These include products which incorporate our new UltraSPARC III architecture and the Solaris Operating System, the Java platform and product suites, and the Sun ONE middleware offerings, among others. The development process for these complicated products is very uncertain. It requires high levels of innovation from both our product designers and the suppliers of the components used in our products. The development process is also lengthy and costly. If we fail to accurately anticipate our customers’ needs and technological trends, or are otherwise unable to complete the development of a product on a timely basis, we will be unable to introduce new products into the market on a timely basis, if at all, and our business and operating results would be adversely affected.

The manufacture and introduction of our new products is also a complicated process. Once we have developed a new product we face several challenges in the manufacturing process. We must be able to manufacture new products in sufficient volumes so that we can have an adequate supply of new products to meet customer demand. We must also be able to manufacture the new products at acceptable costs. This requires us to be able to accurately forecast customer demand so that we can procure the appropriate components at optimal costs. Forecasting demand requires us to predict order volumes, the correct mixes of our hardware and software products, and the correct configurations of these products. We must manage new product introductions to minimize the impact of customer-delayed purchases of existing products in anticipation of new product releases. We must also try to reduce the levels of older product and component inventories to minimize inventory write-offs. If we have excess inventory, it may be necessary to reduce our prices and write down inventory, which could result in lower gross margins. Additionally, our customers may delay orders for existing products in anticipation of new product introductions. As a result, we may decide to adjust prices of our existing products during this process to try to increase customer demand for these products. Our future operating results would be adversely affected if such pricing adjustments were to occur and we were unable to mitigate the resulting margin pressure by maintaining a favorable mix of systems, software, service and other products, or if we were unsuccessful in achieving component cost reductions, operating efficiencies and increasing sales volumes.

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

We depend on many suppliers for the necessary parts and components to manufacture our products. There are a number of vendors producing the parts and components that we need. However, there are some components that can only be purchased from a single vendor due to price, quality, or technology reasons. For example, we depend on Texas Instruments for the manufacture of our UltraSPARC microprocessors and several other companies for custom integrated circuits. If we were unable to purchase on acceptable terms or experienced significant delays or quality issues in the delivery of necessary parts and components from a particular vendor and we had to find a new supplier for such parts and components, our new and existing product shipments could be delayed, adversely affecting our business and operating results.

Our future operating results depend on our ability to purchase a sufficient amount of components to meet the demands of our customers.

We depend heavily on our suppliers to design, manufacture, and deliver on a timely basis the necessary components for our products. While many of the components we purchase are standard, we do purchase some components, including color monitors, custom power supplies, application specific integrated circuits (ASICS) and custom memory and graphics devices, that require long lead times to manufacture and deliver. Long lead times make it difficult for us to plan component inventory levels in order to meet the customer demand for our products. In addition, in the past, we have experienced shortages in certain of our components (specifically, ASICS, dynamic random access memories (DRAMS) and static random access memories (SRAMS)). If a component delivery from a supplier is delayed, if we experience a shortage in one or more components, or if we are unable to provide for adequate levels of component inventory, our new and existing product shipments could be delayed and our business and operating results could be adversely affected.

Since we may order components from suppliers in advance of receipt of customer orders for our products which include these components, we could face a material inventory risk.

As part of our component inventory planning, we may pay certain suppliers in advance of receipt of customer orders. We occasionally enter into negotiated orders with vendors early in the manufacturing process of our microprocessors to make sure we have enough of these components for our new products to meet anticipated customer demand. Because the design and manufacturing process for these components is very complicated it is possible that we could experience a design or manufacturing flaw that could delay or even prevent the production of the components for which we have previously committed to pay. We also face the risk of ordering too many components, or conversely, not enough components, since orders are generally based on forecasts of customer orders rather than actual orders. In addition, in certain cases, we make commitments to our suppliers for Sun custom sub-components, raw materials and work-in-progress that are necessary to meet our lead times for finished goods. If we cannot change or be released from supply orders, we could incur costs from the purchase of unusable components, either due to a delay in the production of the components or other supplies or as a result of inaccurately predicting supply orders in advance of customer orders. Our business and operating results could be adversely affected as a result of these increased costs.

Delays in product development or customer acceptance and implementation of new products and technologies could seriously harm our business.

Generally, the computer systems we sell to customers incorporate various hardware and software products that we sell, such as UltraSPARC microprocessors, various software elements, from the Solaris Operating System to the Java platform, Sun ONE middleware products, and Sun StorEdge array products. Any delay in the development, delivery or acceptance of key elements of the hardware or software included in our systems could delay our shipment of these systems. Delays in the development and introduction of our products may occur for various reasons.

In addition, if customers decided to delay the adoption and implementation of new releases of our Solaris Operating System this could also delay customer acceptance of new hardware products tied to that release. Implementing a new release of an operating environment requires a great deal of time and money for a customer to convert its systems to the new release. The customer must also work with software vendors who port their software applications to the new operating system and make sure these applications will run on the new operating system. As a result, customers may decide to delay their adoption of a new release of an operating system because of the cost of a new system and the effort involved to implement it. Such delays in product development and customer acceptance and implementation of new products could adversely affect our business.

Our products may have quality issues that could adversely affect our sales and reputation.

In the course of conducting our business, we experience and address quality issues. Some of our hardware and software products contain defects, including defects in our engineering, design and manufacturing processes, as well as defects in third-party components included in our products, which may be beyond our control. Often defects are identified during our design, development and manufacturing processes and we are able to correct many of these. Sometimes defects are identified after introduction and shipment of new products or enhancements to existing products.

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

Finding solutions to quality issues for our customers can be expensive and may result in additional warranty and other costs to Sun, reducing our operating results. In recent periods we have implemented new quality control measures intended to make it more likely that any quality issues are identified prior to product shipment. As a result of these measures, we may delay more product shipments in future periods as a result of the identification of quality issues or potential quality issues. For example, in July and August 2003, we temporarily stopped shipment on a significant portion of our server product lines as a result of identification of quality issues. The products subject to these delays have resumed shipping. At this point, we are unable to quantify the financial impact, if any, of these stopped shipments on our first quarter of fiscal 2004. Delays in product shipments to our customers will delay revenue recognition and could adversely affect our revenues and reported results. If we are unable to fix identified errors or adequately address quality issues, our relationships with customers can be impaired, our reputation can suffer and we can lose customers or sales which could have a material adverse effect on our revenues, operating results, cash flows from operations and financial condition.

Our international customers and operations subject us to a number of risks.

Currently more than half of our revenues come from international sales. In addition, a portion of our operations consists of manufacturing and sales activities outside of the U.S. Our ability to sell our products and conduct our operations internationally is subject to a number of risks. Local economic, political and labor conditions in each country could adversely affect demand for our products and services or disrupt our operations in these markets. We may also experience reduced intellectual property protection or longer and more challenging collection cycles as a result of different customary business practices in certain countries where we do business which could have an adverse effect on our business operations and financial results. Currency fluctuations could also adversely affect our business in a number of ways. Although we take steps to reduce or eliminate certain foreign currency exposures that can be identified or quantified, we may incur currency translation losses as a result of our international operations. Further, in the event that currency fluctuations cause our products to become more expensive in overseas markets in local currencies, there could be a reduction in demand for our products or we could lower our pricing in some or all of these markets resulting in reduced revenue and margins. Alternatively, a weakening dollar could result in greater costs to us for our overseas operations. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business in these jurisdictions. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs. In addition, we could be subject to regulations, fines and penalties for violations of import and export regulations such as our products being shipped directly or through a third-party to certain countries. Such violations could result in penalties, including prohibiting us from exporting our products to one or more countries, and could adversely affect our business. See Item 3. Legal Proceedings for a description of certain matters currently pending before the U.S. Department of Commerce, Bureau of Industry and Security, Office of Export Enforcement (BIS).

We expect our quarterly revenues, cash flows and operating results to fluctuate for a number of reasons.

Future operating results and cash flows will continue to be subject to quarterly fluctuations based on a wide variety of factors, including:

Seasonality.    Our sequential quarterly operating results usually fluctuate downward in the first quarter of each fiscal year when compared with the immediately preceding fourth quarter.

Linearity.    Our quarterly sales have historically reflected a pattern in which a disproportionate percentage of such quarter’s total sales occur in the last month and weeks and days of the quarter. This pattern makes prediction of revenues, earnings and working capital for each financial period especially difficult and uncertain and increases the risk of unanticipated variations in quarterly results and financial condition.

Deferred Tax Assets.    In determining income (loss) for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. SFAS No. 109, “Accounting for Income Taxes,” also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized, including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

In conjunction with the filing of our annual report on Form 10-K, we were required to reassess all significant estimates and judgments made in our financial statements, considering any additional information available. From the time we released our June 30, 2003 fourth quarter and annual results, on July 22, 2003, to the filing of this Form 10-K we determined that the underlying assumptions related to judgments made in connection with our SFAS 109 analysis had changed. In performing our updated analysis of the realizability of our deferred tax assets, we considered continuing market uncertainties and our progress against the planned forecast of operating results for the not-yet-reported first quarter of fiscal 2004 including the impact of an anticipated loss in this quarter on the remaining planning period underlying the SFAS 109 analysis. In light of this new information and after considering all available evidence, both positive and negative, we concluded that an increase to our valuation allowance for our deferred tax assets was required. Accordingly, based upon our best estimate we have recorded a non-cash charge in the fourth quarter of fiscal 2003 of $1,051 million to increase our valuation allowance for our deferred tax assets.

The realization of our remaining deferred tax assets is primarily dependent on forecasted future taxable income. Any reduction in estimated forecasted future taxable income including but not limited to any future restructuring activities may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings.

Goodwill and Other Intangible Assets.    We perform an analysis on our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. Goodwill is deemed to be impaired if the net book value of the reporting unit exceeds the estimated fair value. The impairment of a long-lived asset is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset are less than the carrying value of the intangible asset we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value. We recognized a significant impairment charge related to our goodwill and other intangible asset balances during the second quarter of fiscal 2003. Going forward, we will continue to review our goodwill and other intangible assets for possible impairment. Any additional impairment charges could adversely affect our future earnings.

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

We are dependent on significant customers and specific industries.

Sales to General Electric Company (GE) and its subsidiaries in the aggregate accounted for approximately 11%, 12% and 13% of our fiscal 2003, 2002 and 2001 net revenues, respectively. Our Chairman of the Board of Directors, President and Chief Executive Officer, Scott G. McNealy, was a member of GE’s Board of Directors in fiscal 2002 and part of fiscal 2003. Mr. McNealy resigned from the GE Board of Directors as of January 1, 2003. More than 90% of the revenue attributed to GE was generated through GE subsidiaries acting as either a reseller or financier of our products. Sales through MRA Systems, Inc., a channel development partner and a GE subsidiary, consisted of 9%, 8% and 10% of net revenues in 2003, 2002 and 2001, respectively. As a channel development partner, MRA Systems, Inc. acts as a distributor of our products to resellers who in turn sell those products to end-users. No other customer accounted for more than 10% of revenues. The revenues from GE are generated in the Product Group and Sun Services segments.

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

From time to time we have been notified that we may be infringing certain patents or other intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. Several pending claims are in various stages of evaluation. From time to time, we consider the desirability of entering into licensing agreements in certain of these cases. No assurance can be given that licenses can be obtained on acceptable terms or that litigation will not occur. In the event there is a temporary or permanent injunction entered prohibiting us from marketing or selling certain of our products, or a successful claim of infringement against us requiring us to pay royalties to a third party, and we fail to license such technology on acceptable terms and conditions or to develop or license a substitute technology, our business, results of operations or financial condition could be materially adversely affected. See Item 3. Legal Proceedings for further discussion.

Our acquisition and alliance activities could disrupt our ongoing business.

We intend to continue to make investments in companies, products, and technologies, either through acquisitions or investments or alliances. For example, we have purchased several companies in the past and have also formed alliances, such as our OEM relationship with Hitachi Data Systems for the collaboration on, and delivery of, a broad range of storage products and services. We also rely on IT services partners and independent software development to enhance the value to our customers of our products and services. Acquisitions and alliance activities often involve risks, including: (1) difficulty in assimilating the acquired operations and employees; (2) difficulty in managing product co-development activities with our alliance partners; (3) retaining the key employees of the acquired operation; (4) disruption of our ongoing business; (5) inability to successfully integrate the acquired technology and operations into our business and maintain uniform standards, controls, policies, and procedures; and (6) lacking the experience to enter into new product or technology markets. In addition, from time to time, our competitors acquire or enter into exclusive arrangements with companies with whom we do business or may do business in the future. Reductions in the number of partners with whom we may do business in a particular context may reduce our ability to enter into critical alliances on attractive terms or at all, and the termination of an existing alliance by a business partner may disrupt our operations.

We depend on key employees and face competition in hiring and retaining qualified employees.

Our employees are vital to our success, and our key management, engineering, and other employees are difficult to replace. We generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. Because our compensation packages include equity-based incentives, pressure on our stock price could affect our ability to continue to offer competitive compensation packages to current employees. In addition, we must continue to motivate employees and keep them focused on our strategies and goals, which may be difficult due to morale challenges posed by our workforce reductions and general uncertainty about the economy. Should these conditions continue, we may not be able to retain highly qualified employees in the future which could adversely affect our business.

Recent and proposed regulations related to equity compensation could adversely affect our ability to attract and retain key personnel.

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Sun. Several agencies and entities, are considering, and the Financial Accounting Standards Board (FASB) has announced that it will propose changes to US GAAP that, if implemented, would require us to record a charge to earnings for employee stock option grants. This pending regulation would negatively impact our earnings. For example, recording a charge for employee stock options under SFAS No. 123, “Accounting for Stock-Based Compensation” would have increased net loss by $555 million and $647 million for fiscal 2003 and 2002, respectively, and reduced net income by $533 million for fiscal 2001. In addition, new regulations implemented by The Nasdaq National Market requiring shareholder approval for all stock option plans as well as new regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

Business interruptions could adversely affect our business.

Our operations and those of our suppliers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults. In addition, some of our facilities are located on filled land and, therefore, may be more susceptible to damage if an earthquake occurs. We do not carry earthquake insurance for direct earthquake-related losses. In addition, we do not carry business interruption insurance nor do we carry financial reserves against business interruptions arising from earthquakes or certain other events. If a business interruption occurs, our business could be seriously harmed.

Adverse economic conditions could affect our ability to sublease properties in our portfolio.

In response to the continuing global economic slowdown, we implemented facility exit plans during each of fiscal years 2003, 2002 and 2001, as part of our ongoing efforts to consolidate excess facilities. The continuing general adverse economic conditions in the United States and in many of the countries in which we have significant leased properties have resulted in a surplus of business facilities making it difficult to sublease properties. If the adverse economic conditions continue, we may be unable to sublease our excess properties, or we may not meet our expected estimated levels of subleasing income, and our results of operations could be negatively affected.

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

From time to time, we make equity investments for the promotion of business and strategic objectives in publicly traded and privately-held companies. The market price and valuation of the securities that we hold in these companies may fluctuate due to market conditions and other circumstances over which we have little or no control. Many of the companies in which we have invested have experienced significant volatility in their stock prices. We typically do not attempt to reduce or eliminate this equity price risk, through hedging or similar techniques, and market price and valuation fluctuations could impact our financial results. To the extent that the fair value of these securities was less than our cost over an extended period of time, our net income (loss) would be negatively impacted. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk — Equity Security Price Risk for further discussion.

Our stock price can be volatile.

Our stock price, like that of other technology companies, continues to be volatile. For example, our stock price can be affected by many factors such as quarterly increases or decreases in our earnings, speculation in the investment community about our financial condition or results of operations and changes in revenue or earnings estimates, announcement of new products, technological developments, alliances, acquisitions or divestitures by us or one of our competitors or the loss of key management personnel. In addition, general macroeconomic and market conditions unrelated to our financial performance may also affect our stock price.

Our credit rating is subject to downgrade.

In fiscal 2003, Standard’s & Poor’s, a credit agency that follows Sun, downgraded us from triple-‘B’-plus to triple-‘B’ rating. In addition, Standard’s & Poor’s and Moody’s Investor Services, another credit agency, continued to place Sun on negative outlook. In August 2003, Moody’s announced it had placed us under review for possible downgrade. This reflects those credit agencies’ expectations that the intense competitive environment facing Sun in its core markets will continue over at least the near-term to challenge Sun’s sales and profitability. The downgrade by Standard’s & Poor’s and any potential downgrade by Moody’s could increase our costs of obtaining, or make it more difficult to obtain, new debt financing or issue new debt, either of which could adversely affect our business and financial condition.

Our use of a self-insurance program to cover certain claims for losses suffered and costs or expenses incurred could negatively impact our business upon the occurrence of an uninsured event.

Sun has adopted a program of self-insurance with regard to certain risks such as California earthquakes and directors and officers liability and as supplemental coverage for certain potential liabilities including general liability, workers compensation, errors and omissions liability and property. We self-insure when the lack of availability and high cost of commercially available insurance products do not make the transfer of this risk a reasonable approach. In these instances, Sun assumes the liability to cover claims for losses suffered and from costs or expenses incurred by individuals or entities through the use of a self-insurance program. In the event that the frequency of losses experienced by Sun increased unexpectedly, the aggregate of such losses could materially increase Sun’s liability and adversely affect Sun’s financial condition, liquidity, cash flows and results of operations. In addition, while the insurance market continues to limit the availability of certain insurance products while increasing the costs of such products, Sun will continue to evaluate the levels of claims Sun includes in its self-insurance program. Any increases to this program increases Sun’s risk exposure and therefore increases the risk of a possible material adverse effect on Sun’s financial condition, liquidity, cash flows and results of operations. In addition, Sun has made certain judgments as to the limits on its existing insurance coverage that Sun believes are in line with industry standards, as well as in light of economic and availability considerations. Unforeseen catastrophic loss scenarios could prove Sun’s limits to be inadequate and could materially adversely affect Sun’s financial and business condition. See Note 2 to our Consolidated Financial Statements regarding our self-insurance program and the changes to our self-insurance program for fiscal 2004.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at June 30, 2003. Actual results may differ materially.

Interest Rate Sensitivity

Our investment portfolio consists primarily of fixed income instruments with an average duration of 0.72 year as of June 30, 2003, as compared with 0.89 year as of June 30, 2002. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, for example, a hypothetical 150 BPS increase in interest rates would result in an approximate $50 million decrease in the fair value of our investments in debt securities as of June 30, 2003, as compared with a $52 million decrease as of June 30, 2002.

We also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest payable on the Senior Notes effectively becomes variable and thus matches the variable interest rate received from our cash and marketable securities. Accordingly, interest rate fluctuations impact the fair value of our Senior Notes outstanding, which will be offset by corresponding changes in the fair value of the swap agreements. However, by entering into these swap agreements, we have a cash flow exposure related to the risk that interest rates may increase. For example, at June 30, 2003, a hypothetical 150 BPS increase in interest rates would result in an approximate $18 million decrease in cash over a year.

Foreign Currency Exchange Risk

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, since a portion of our operations consists of manufacturing and sales activities outside of the U.S., we enter into transactions in other currencies. We are primarily exposed to changes in exchange rates for the euro, Japanese yen, and British pound. We are a net receiver of currencies other than the U.S. dollar and, as such, can benefit from a weaker dollar, and can be adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect our consolidated sales and operating margins as expressed in U.S. dollars. To minimize currency exposure gains and losses, we often borrow funds in local currencies, enter into forward exchange contracts, purchase foreign currency options and promote natural hedges by purchasing components and incurring expenses in local currencies. Currently, we have no plans to discontinue our hedging programs, however, we are evaluating the benefits of our hedging strategies and may choose to discontinue them in the future.

Based on our foreign currency exchange instruments outstanding at June 30, 2003, we estimate a maximum potential one-day loss in fair value of approximately $6 million, as compared with $8 million as of June 30, 2002, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables, and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. Foreign currency fluctuations did not have a material impact on our results of operations and financial position during fiscal 2003, 2002 and 2001.

Equity Security Price Risk

We are exposed to price fluctuations on the marketable portion of equity securities included in our portfolio of equity investments. These investments are generally in companies in the high-technology industry sector, many of which are small capitalization stocks. We typically do not attempt to reduce or eliminate the market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $3 million decrease in the fair value of our available-for-sale equity investments as of June 30, 2003, as compared with $4 million as of June 30, 2002. At June 30, 2003, three equity securities represented approximately $12 million of the $15 million total fair value of the marketable equity securities, as compared with June 30, 2002, at which time, three equity securities represented approximately $14 million of the $18 million total fair value of the marketable equity securities. Refer to Note 2 to the Consolidated Financial Statements for additional discussion on Sun’s marketable equity securities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements of Sun Microsystems, Inc.:

Consolidated Statements of Operations for each of the three fiscal years ended June 30, 2003	52

Consolidated Balance Sheets at June 30, 2003 and June 30, 2002	53

Consolidated Statements of Cash Flows for each of the three fiscal years ended June 30, 2003	54

Consolidated Statements of Stockholders’ Equity for each of the three fiscal years ended June 30, 2003	55

Notes to Consolidated Financial Statements	56

Report of Ernst & Young LLP, Independent Auditors	91

Financial Statement Schedules:

The following consolidated financial statement schedule of Sun Microsystems, Inc. is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Sun Microsystems, Inc.:

Schedule II Valuation and Qualifying Accounts	95

Schedules not listed above have been omitted since they are not applicable or are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

SUN MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Fiscal Years Ended June 30,
	2003	2002	2001

Net revenues:

Products	$7,793	$9,093	$15,015

Services	3,641	3,403	3,235

Total net revenues	11,434	12,496	18,250

Cost of sales:

Cost of sales-products	4,342	5,506	7,960

Cost of sales-services	2,150	2,074	2,080

Total cost of sales	6,492	7,580	10,040

Gross margin	4,942	4,916	8,210

Operating expenses:

Research and development	1,837	1,832	2,016

Selling, general and administrative	3,329	3,806	4,445

Restructuring charges	371	517	75

Impairment of goodwill and other intangible assets	2,125	6	1

Goodwill amortization	—	—	285

Purchased in-process research and development	4	3	77

Total operating expenses	7,666	6,164	6,899

Operating income (loss)	(2,724)	(1,248)	1,311

Loss on equity investments, net	(84)	(99)	(90)

Interest income	166	243	405

Interest expense	(43)	(58)	(100)

Gain on marketable debt securities	32	114	58

Income (loss) before income taxes and cumulative effect of change in accounting principle	(2,653)	(1,048)	1,584

Provision (benefit) for income taxes	776	(461)	603

Income (loss) before cumulative effect of change in accounting principle	(3,429)	(587)	981

Cumulative effect of change in accounting principle, net	—	—	(54)

Net income (loss)	$(3,429)	$(587)	$927

Net income (loss) per common share-basic:

Income (loss) before cumulative effect of change in accounting principle	$(1.07)	$(0.18)	$0.30

Cumulative effect of change in accounting principle	—	—	(0.02)

Net income (loss) per common share-basic	$(1.07)	$(0.18)	$0.28

Net income (loss) per common share-diluted:

Income (loss) before cumulative effect of change in accounting principle	$(1.07)	$(0.18)	$0.29

Cumulative effect of change in accounting principle	—	—	(0.02)

Net income (loss) per common share-diluted	$(1.07)	$(0.18)	$0.27

Shares used in the calculation of net income (loss) per common share-basic	3,190	3,242	3,234

Shares used in the calculation of net income (loss) per common share-diluted	3,190	3,242	3,417

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par values)

	June 30,
	2003	2002
ASSETS

Current assets:

Cash and cash equivalents	$2,015	$2,024

Short-term marketable debt securities	1,047	861

Accounts receivable, net of bad debt reserves of $112 in 2003 and $114 in 2002	2,381	2,745

Inventories	416	591

Deferred and prepaid tax assets	133	709

Prepaid expenses and other current assets	787	847

Total current assets	6,779	7,777

Property, plant and equipment, net	2,267	2,453

Long-term marketable debt securities	2,679	2,979

Goodwill	326	2,182

Other acquisition-related intangible assets, net	91	104

Other non-current assets, net	843	1,027

	$12,985	$16,522

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt and short-term borrowings	$—	$205

Accounts payable	903	1,044

Accrued payroll-related liabilities	479	538

Accrued liabilities and other	1,027	1,201

Deferred revenues	1,453	1,321

Warranty reserve	267	284

Total current liabilities	4,129	4,593

Long-term debt	1,531	1,449

Other non-current obligations	834	679

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value, 10 shares authorized (1 share of which has been designated as Series A Preferred participating stock); no shares issued and outstanding	—	—

Common stock and additional paid-in-capital, $0.00067 par value, 7,200 shares authorized; issued and outstanding: 3,587 shares in 2003 and 3,537 shares in 2002	6,647	6,485

Treasury stock, at cost: 351 shares in 2003 and 303 shares in 2002	(3,169)	(2,905)

Unearned equity compensation	(33)	(46)

Retained earnings	2,869	6,298

Accumulated other comprehensive income (loss)	177	(31)

Total stockholders’ equity	6,491	9,801

	$12,985	$16,522

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal Years Ended June 30,
	2003	2002	2001

Cash flows from operating activities:

Net income (loss)	$(3,429)	$(587)	$927

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	918	970	847

Amortization of other intangible assets and unearned equity compensation	110	122	382

Impairment of goodwill and other intangible assets	2,125	6	1

Tax benefits from employee stock plans	9	98	816

Deferred taxes	706	(673)	(186)

Loss on equity investments, net	84	99	90

Other	4	3	130

Changes in operating assets and liabilities:

Accounts receivable, net	387	211	(253)

Inventories	181	458	(446)

Prepaids and other assets	31	383	(438)

Accounts payable	(133)	(7)	123

Other liabilities	44	(203)	96

Net cash provided by operating activities	1,037	880	2,089

Cash flows from investing activities:

Purchases of marketable debt securities	(6,958)	(14,921)	(14,068)

Proceeds from sales of marketable debt securities	6,476	15,377	14,069

Proceeds from maturities of marketable debt securities	578	377	38

Purchases of equity investments	(21)	(41)	(182)

Proceeds from sales of equity investments	17	7	76

Acquisition of property, plant and equipment, net	(373)	(559)	(1,292)

Acquisition of spare parts and other assets	(217)	(152)	(177)

Payments for acquisitions, net of cash acquired	(30)	(49)	(18)

Net cash provided by (used in) investing activities	(528)	39	(1,554)

Cash flows from financing activities:

Acquisition of common stock	(499)	(591)	(1,321)

Proceeds from issuance of common stock, net	182	237	422

Principal payments on borrowings and other obligations	(201)	(13)	(13)

Net cash used in financing activities	(518)	(367)	(912)

Net increase (decrease) in cash and cash equivalents	(9)	552	(377)

Cash and cash equivalents, beginning of year	2,024	1,472	1,849

Cash and cash equivalents, end of year	$2,015	$2,024	$1,472

Supplemental disclosures of cash flow information:

Interest paid (net of interest received from swap agreements of $70, $44 and none in fiscal 2003, 2002 and 2001, respectively)	$36	$115	$114

Income taxes paid (received) (net of refunds of $351, $329 and $113 in fiscal 2003, 2002 and 2001, respectively)	$(91)	$93	$434

Supplemental schedule of noncash investing activities:

Stock and options issued in connection with acquisitions	$193	$29	$2,563

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock and Additional Paid-in-Capital		Treasury Stock		Unearned Equity Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balances as of June 30, 2000	3,495	$2,728	(301)	$(1,438)	$(15)	$5,959	$75	$7,309

Net income	—	—	—	—	—	927	—	927

Change in unrealized gain (loss) on investments, net of taxes	—	—	—	—	—	—	(72)	(72)

Change in unrealized gain (loss) on derivative instruments	—	—	—	—	—	—	15	15

Translation adjustments	—	—	—	—	—	—	(47)	(47)

Total comprehensive income	—	—	—	—	—	—	—	823

Issuance of stock, net of repurchases		98	72	324	—	—	—	422

Treasury stock purchased	—	—	(59)	(1,321)	—	—	—	(1,321)

Tax benefit from employee stock transactions and other	—	839	—	—	(4)	—	—	835

Issuance of common stock and assumption of stock options in connection with acquisitions	41	2,572	—	—	(75)	—	—	2,497

Amortization of unearned equity compensation	—	—	—	—	21	—	—	21

Issuance of common stock dividends	—	1	—	—	—	(1)	—	—

Balances as of June 30, 2001	3,536	6,238	(288)	(2,435)	(73)	6,885	(29)	10,586

Net loss	—	—	—	—	—	(587)	—	(587)

Change in unrealized gain (loss) on investments, net of taxes	—	—	—	—	—	—	(28)	(28)

Change in unrealized gain (loss) on derivative instruments, net of taxes	—	—	—	—	—	—	(46)	(46)

Translation adjustments	—	—	—	—	—	—	72	72

Total comprehensive loss	—	—	—	—	—	—	—	(589)

Issuance of stock, net of repurchases	(1)	116	49	121	—	—	—	237

Treasury stock purchased	—	—	(64)	(591)	—	—	—	(591)

Tax benefit from employee stock transactions and other	—	100	—	—	—	—	—	100

Issuance of common stock and assumption of stock options in connection with acquisitions	2	31	—	—	(27)	—	—	4

Amortization of unearned equity compensation	—	—	—	—	54	—	—	54

Balances as of June 30, 2002	3,537	6,485	(303)	(2,905)	(46)	6,298	(31)	9,801

Net loss	—	—	—	—	—	(3,429)	—	(3,429)

Change in unrealized gain (loss) on investments, net of taxes	—	—	—	—	—	—	6	6

Change in unrealized gain (loss) on derivative instruments, net of taxes	—	—	—	—	—	—	11	11

Translation adjustments	—	—	—	—	—	—	191	191

Total comprehensive loss	—	—	—	—	—	—	—	(3,221)

Issuance of stock, net of repurchases	—	(51)	78	235	—	—	—	184

Treasury stock purchased	—	—	(126)	(499)	—	—	—	(499)

Tax benefit from employee stock transactions and other	—	20	—	—	—	—	—	20

Issuance of common stock and assumption of stock options in connection with acquisitions	50	193	—	—	(19)	—	—	174

Amortization of unearned equity compensation	—	—	—	—	32	—	—	32

Balances as of June 30, 2003	3,587	$6,647	(351)	$(3,169)	$(33)	$2,869	$177	$6,491

See accompanying notes.

SUN MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

Sun’s business is singularly focused on providing products and services for network computing. Network computing has been at the core of the company’s offerings for the 21 years of our existence and is based on the premise that the power of a single computer can be increased dramatically as when interconnected with other computer systems for the purposes of communication and sharing of computing power. Together with our partners, we provide network computing infrastructure solutions that comprise computer systems (hardware and software), network storage systems (hardware and software), support services and professional and educational services. Our customers use our products and services to build mission-critical network computing environments on which they operate essential elements of their businesses. Our network computing infrastructure solutions are used in a wide range of technical/scientific, business and engineering applications in industries such as telecommunications, government, financial services, manufacturing, education, retail, life sciences, media and entertainment and healthcare.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Sun and its subsidiaries. Intercompany accounts and transactions have been eliminated. Certain amounts from prior years, primarily relating to deferred revenue presented on the balance sheets, have been reclassified to conform to the current year presentation.

In December 2000, Sun effected a two-for-one split of its common stock paid in the form of stock dividends. All share and per share data herein has been adjusted to reflect the split for all periods presented.

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas, including those related to impairment of intangible assets and equity investments, revenue recognition, recoverability of inventory and accounts receivable, the fair value of derivative financial instruments, the recording of various accruals (including our accrual for restructuring charges), the useful lives of long-lived assets such as property and equipment, income taxes, warranty obligations and potential losses from contingencies and litigation. Actual results in these particular areas could differ from those estimates.

Cash Equivalents

Cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the date of purchase.

Bad Debt Reserves

We evaluate the collectibility of our accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and our historical experience. At June 30, 2003 and 2002, our bad debt reserves were $112 million and $114 million, respectively. We expensed amounts related to doubtful accounts of $37 million, $46 million, and $25 million for fiscal 2003, 2002 and 2001, respectively.

Investments

Investments consist of marketable debt securities, marketable equity securities and other investments.

Marketable Debt Securities

Investments in marketable debt securities consist primarily of corporate notes and bonds, asset and mortgage backed securities and U.S. government notes and bonds with original maturities beyond three months. Short-term investments are marketable debt securities with maturities of less than one year from the balance sheet date (except cash equivalents), while long-term investments represent all other marketable debt securities. All marketable debt securities are held in Sun’s name and deposited primarily with one major financial institution. Sun’s policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates. We only invest in marketable debt securities with a minimum rating of single A or above from a nationally recognized credit rating agency. At June 30, 2003 and 2002 all of Sun’s marketable debt securities were classified as available-for-sale and were carried at fair market value.

Marketable Equity Securities

Investments in marketable equity securities consist of equity holdings in public companies. Marketable equity securities are initially recorded at cost upon acquisition and are classified as available-for-sale when there are no restrictions on Sun’s ability to liquidate such securities within 12 months. Investments in marketable equity securities were $15 million and $18 million at June 30, 2003 and 2002, respectively. At June 30, 2003, all marketable equity investments were classified as available-for-sale and are included in “Other non-current assets, net” in the Consolidated Balance Sheet. Changes in the fair value of these securities are recognized in “Accumulated other comprehensive income (loss), net of tax” in the Consolidated Statements of Stockholders’ Equity. Net unrealized gains, net of tax, on marketable equity investments were $9 million, none, and $10 million at June 30, 2003, 2002 and 2001, respectively. Realized gains on marketable equity securities totaled $6 million, $3 million and $31 million in fiscal 2003, 2002 and 2001, respectively, and are recognized in “Loss on equity investments, net” in the Consolidated Statements of Operations. In addition, we review all marketable equity securities for other than temporary declines in fair value. We consider a marketable equity security to be other-than-temporarily impaired if, as of the end of any quarter, the carrying value of the investment has been greater than the market value for the last six consecutive months. This evaluation is performed on a quarterly basis. Based on our evaluation, if a security is considered to be other than temporarily impaired, an impairment charge is recognized in “Loss on equity investments, net” in the Consolidated Statements of Operations. For fiscal 2003, 2002 and 2001, $8 million, $23 million and $70 million were recorded as impairment charges related to marketable equity securities, respectively.

Other Investments

Other investments include equity investments in privately-held companies that develop products, markets and services that are strategic to Sun, investments in venture capital funds and other joint ventures, securities lent under our securities lending program and the cash surrender value of life insurance policies.

Our equity investments are generally made in connection with a round of financing with other third-party investors. As the investments in privately-held companies do not permit us to exert significant influence or control over the entity in which we are investing, the recorded amounts generally represent our cost of the investment less any adjustments we make when we determine that an investment’s carrying value is other-than-temporarily impaired. At June 30, 2003, we had approximately 71 investments in various high technology companies. These investments totaled $170 million and $229 million at June 30, 2003 and 2002, respectively, and were included in “Other non-current assets, net” in the Consolidated Balance Sheets.

The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment due to the lack of a mature and stable public market for these securities. In making this judgment, we carefully consider the investee’s most recent financial results, cash position, recent cash flow data, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management or ownership changes, and competition. This valuation process is based primarily on information that we request and receive from these privately-held companies. In addition, we consider an equity investment to be other-than-temporarily impaired if, as of the end of any quarter, the carrying value of the investment has been greater than the estimated fair value for the last six consecutive months. This evaluation is performed on a quarterly basis. Based on our evaluations, we recorded impairment charges related to our investments in privately-held companies of $72 million, $64 million and $72 million for fiscal 2003, 2002 and 2001, respectively.

Investments in venture capital funds and other joint ventures were $22 million and $34 million at June 30, 2003 and 2002, respectively, and were accounted for using the equity method of accounting. We recorded a net loss of $10 million and $15 million for fiscal 2003 and 2002, respectively, and a net gain of $21 million for fiscal 2001, related to our investments in venture capital funds and were reflected in “Loss on equity investments, net.”

In fiscal 2003, we began to enter into securities lending agreements with financial institutions to enhance investment income. Selected securities are loaned and are secured by collateral equal to at least 102% of the fair market value of the securities. Collateral is in the form of cash or securities issued or guaranteed by the U.S. Government, and Sun’s securities lending agent has provided us with counterparty indemnification in the event of borrower default. Loaned securities continue to be classified as investment assets with a corresponding liability. The maximum amount loaned under Sun’s securities lending program in fiscal 2003 was $551 million. As of June 30, 2003, there were no outstanding securities lending transactions and we did not maintain any related collateral that we were permitted to sell or repledge.

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

Inventories

Inventories are stated at the lower of cost (first in, first out) or market (net realizable value). Inventory in-transit (included in finished goods) consists of products shipped but not recognized as revenue because they did not meet the revenue recognition criteria. We evaluate our ending inventories for estimated excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand within specific time horizons (generally six months or less). Inventories in excess of future demand are reserved. In addition, we assess the impact of changing technology on our inventory-on-hand and we write-off inventories that are considered obsolete.

Long-lived Assets

Intangible Assets Other than Goodwill

Sun reviews its long-lived assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of the long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of an impairment, if any, is calculated based on the excess of the carrying amount over the fair value of those assets.

At June 30, 2003, we had Intangible Assets Other than Goodwill (Other Intangible Assets) with a net book value of approximately $114 million, net of accumulated amortization of $525 million, as compared with a net book value of $215 million, net of accumulated amortization of $429 million at June 30, 2002. These amounts include intangibles related to acquisitions with a net book value of $91 million, net of accumulated amortization of $326 million, as compared with a net book value of $104 million, net of accumulated amortization of $262 million at June 30, 2002. In addition, at June 30, 2003, Other Intangible Assets includes amounts related to a revenue generating technology license, acquired as part of the Strategic Alliance with AOL (see Note 5), with a net book value of $23 million, net of accumulated amortization of $199 million, as compared with a net book value of $111 million, net of accumulated amortization of $167 million at June 30, 2002.

During the fiscal year ended June 30, 2003, Sun recognized an impairment expense related to Other Intangible Assets totaling $98 million, as compared with $6 million in fiscal 2002 and $1 million in fiscal 2001. The impairment charges in fiscal 2003, 2002 and 2001 pertained to the Product Group segment. These charges were based on a comparison of the fair value of the underlying intangible asset, calculated based on the discounted cash flows expected during its remaining useful life, to its carrying value. While our cash flow assumptions are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in attributing cash flows to our Other Intangible Assets over their respective estimated useful lives. See Note 4.

Goodwill

We adopted Statement of Financial Accounting Standard No. 142 (SFAS 142), “Goodwill and Other Intangible Assets” on July 1, 2001. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on an annual basis (or whenever events occur which may indicate possible impairment). We perform the impairment analysis at one level below the operating segment level (see Note 15) as defined in SFAS 142. This analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists, and (2) measure the amount of impairment.

In testing for a potential impairment of goodwill, SFAS 142 requires us to: (1) allocate goodwill to the various Sun businesses to which the acquired goodwill relates; (2) estimate the fair value of those Sun businesses to which goodwill relates; and (3) determine the carrying value (book value) of those businesses, as some assets and liabilities related to those businesses, such as inventory and accounts receivable, are not held by those businesses but by functional departments (for example, our Global Sales Operations and Worldwide Operations organizations). Furthermore, if the estimated fair value is less than the carrying value for a particular business, then we are required to estimate the fair value of all identifiable assets and liabilities of the business, in a manner similar to a purchase price allocation for an acquired business. This requires independent valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Only after this process is completed, is the amount of goodwill impairment determined.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the businesses with recognized goodwill for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these businesses. Our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. In addition, we make certain judgments about allocating shared assets such as accounts receivable and inventory to the estimated balance sheet for those businesses. We also consider our market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date we perform the analysis.

Capitalized Software

Costs related to internally-developed software and software purchased for internal use, which are required to be capitalized pursuant to Statement of Position (SOP) No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” are included in property, plant and equipment under machinery and equipment.

Concentration of Credit Risk

The majority of our cash is maintained with one major financial institution headquartered in the United States. Cash balances with this bank in the United States exceed the amount of insurance provided on such deposits. However, deposits in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States.

Financial instruments that potentially subject Sun to concentrations of credit risk consist principally of marketable securities, foreign exchange contracts, interest rate instruments and trade receivables. The counterparties to the agreements relating to Sun’s investment securities, foreign exchange contracts, and interest rate instruments consist of various major corporations and financial institutions of high credit standing. We do not believe there is significant risk related to non-performance by these counterparties because the amount of credit exposure to any one financial institution and any one type of investment (excluding U.S. government and agency securities) is limited to 5%. The credit risk on receivables due from counterparties related to foreign exchange and currency option contracts was insignificant at June 30, 2003 and 2002. Our trade receivables are derived primarily from sales of computer systems and network storage products and services to end-user customers in diversified industries, as well as various resellers. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary, but generally require no collateral.

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

The following policies are applicable to Sun’s major categories of revenue transactions:

Products Revenue

Products revenue is recognized when the Revenue Recognition Criteria are met. Our standard sales agreements generally do not include customer acceptance provisions. However, if there is a customer acceptance provision or there is uncertainty about customer acceptance, revenue is deferred until we have evidence of customer acceptance. End-user customers generally do not have the right of return. With regard to sales to resellers and distributors (Channel Partners), revenue is generally recognized upon delivery (assuming all other revenue recognition criteria are met) as the Channel Partner’s obligation to pay us is generally not contingent upon resale of the product, and all other criteria of SFAS No. 48, “Revenue Recognition When Right of Return Exists” have been met. This is often referred to as recognition “on sell-in.” If the Channel Partner’s obligation to pay is contingent upon resale of the product, we defer revenue recognition until the product is sold by the Channel Partner. This is often referred to as recognition “on sell-through.” Our program offerings to certain of our Channel Partners provide for the right to return our product for stock rotation. We defer revenue recognition for these stock rotation rights to return our product based upon our historical experience with the Channel Partner. In accordance with contractual provisions, we also offer co-operative marketing funds based on a fixed dollar percentage of sales and price protection for certain of our Channel Partners. For co-operative marketing funds, as the related revenue is recognized, we either record marketing expense when we have evidence of fair value of the advertising benefit received, or we record the amount as a reduction to revenue. For our price protection program, we reduce revenue based upon our historical experience.

In addition, we sell products to leasing companies that, in turn, lease these products to end-users. In transactions where the leasing companies have no recourse to Sun in the event of default by the end-user, we recognize revenue on the transaction when the Revenue Recognition Criteria are met. In arrangements where the leasing companies have full recourse to Sun in the event of default by the end-user (defined as “recourse leasing”), we recognize the product revenue (and the related cost of the product) as the payments are made to the leasing company by the end-user (generally ratably over the lease term). We had deferred revenue and related deferred costs of $27 million and $11 million at June 30, 2003 ($45 million deferred revenue and $12 million deferred costs at June 30, 2002), respectively, related to recourse leases which will be recognized in future periods.

Services Revenue

Services revenue is recognized when the Revenue Recognition Criteria are met. Specifically, maintenance contract revenue is recognized ratably over the contractual period; educational services revenue is recognized as the services are rendered; time and material, and fixed price professional services contract revenue is recognized as the services are rendered, or upon completion of the professional services contract. If we can reliably evaluate progress to completion (based on total projected hours to be incurred on the professional services contract as compared with hours already incurred), we recognize the revenue as the services are rendered and recognize the related costs as they are incurred. In instances where we cannot reliably estimate the total projected hours, we recognize revenue upon completion of the professional services contract and the related costs are deferred and recognized in the same period as the revenue. Losses on fixed price professional services contracts are recognized in the period in which the loss becomes known. Our service agreements generally do not include customer acceptance provisions. However, if there is a customer acceptance provision, or if there is uncertainty about customer acceptance of services rendered, revenue is deferred until we have evidence of customer acceptance.

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

Change in Accounting

We changed our revenue recognition policy effective July 1, 2000, based on guidance provided in Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended (SAB 101). Sun’s adoption of SAB 101 resulted in a change in accounting for certain product shipments where installation services were other than perfunctory. The cumulative effect of the change on retained earnings as of June 30, 2000 resulted in a charge of $54 million (net of income taxes of $33 million) to fiscal 2001 income.

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

Shipping Costs

Sun’s shipping and handling costs for product sales are included under cost of sales for all periods presented.

Advertising Costs

Advertising costs consist of development and placement costs of our advertising campaigns and are charged to expense when incurred. Advertising expense was $84 million, $124 million, and $170 million for fiscal 2003, 2002, and 2001, respectively.

Self-Insurance

Sun is insured by nationally recognized insurers for certain potential liabilities, including worker’s compensation, general liability, automotive liability, employer’s liability, errors and omissions liability, employment practices liability, property, cargo and crime and directors and officers liability. During fiscal 2003, we self-insured between $2 and $5 million per occurrence on the lines of coverage noted above except for directors and officers liability where we assumed up to $25 million per occurrence. Since July 1, 2003, we increased certain per occurrence self-insurance levels and currently self-insure between $2 and $25 million per occurrence on the lines of coverage noted above. In addition, beginning in fiscal 2004, we reduced the third-party insurance coverage of our directors and officers such that we now self-insure for all indemnification or defense payments we, as a company, may make to or on behalf of our directors and officers as a result of obligations under applicable agreements, Sun’s charter documents and applicable law. As our indemnification obligations to directors and officers are substantial, the reduction in third-party coverage of our directors and officers liability insurance could adversely affect Sun’s financial condition, liquidity, cash flows and results of operations if a material claim or loss occurred. Sun performs an annual actuarial analysis to develop an estimate of amounts to be paid for both claims reported and potential losses on activities that have occurred but have not yet been reported. Loss accruals were $24 million and $27 million as of June 30, 2003 and June 30, 2002, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for each of the past three fiscal years (in millions, except per share amounts):

	Fiscal Years Ended June 30,
	2003	2002	2001

Income (loss) before cumulative effect of change in accounting principle	$(3,429)	$(587)	$981

Cumulative effect of change in accounting principle, net	—	—	(54)

Net income (loss)	$(3,429)	$(587)	$927

Weighted average shares outstanding:

Basic	3,190	3,242	3,234

Effect of dilutive securities (primarily stock options)	—	—	183

Diluted	3,190	3,242	3,417

Net income (loss) per common share-basic:

Income (loss) before cumulative effect of change in accounting principle	$(1.07)	$(0.18)	$0.30

Cumulative effect of change in accounting principle	—	—	(0.02)

Net income (loss) per common share-basic	$(1.07)	$(0.18)	$0.28

Net income (loss) per common share-diluted:

Income (loss) before cumulative effect of change in accounting principle	$(1.07)	$(0.18)	$0.29

Cumulative effect of change in accounting principle	—	—	(0.02)

Net income (loss) per common share-diluted	$(1.07)	$(0.18)	$0.27

US GAAP requires all anti-dilutive securities, including stock options, to be excluded from the diluted earnings per share computation. For fiscal 2003 and 2002, due to our net loss, all of our outstanding options of 587 million and 556 million, respectively, were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. If we had earned a profit during fiscal 2003 and 2002, we would have added 28 million and 97 million equivalent shares to our basic weighted average shares outstanding to compute the diluted weighted average shares outstanding.

Stock Option Plans

SFAS 123, “Accounting for Stock-Based Compensation,” amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” permits companies to measure compensation cost of stock-based awards based on their estimated fair value at the date of grant and recognize that amount over the related service period. We believe the existing stock option valuation models do not necessarily provide a transparent measure of the fair value of stock-based awards. Therefore, as permitted by SFAS 148, we apply the existing accounting rules under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. In general, as the exercise price of all options granted under these plans is equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in net income (loss). In addition, under these plans, options to purchase shares of common stock may be granted at less than fair market value, which results in compensation expense equal to the difference between the market value on the date of grant and the purchase price. This expense is recognized over the vesting period of the shares in net income (loss). As required by SFAS 148, we provide pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards made during fiscal 2003, 2002 and 2001, as if the fair-value-based method defined in SFAS 123 had been applied.

The fair value of the following stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for fiscal years ended June 30:

	Options			Employee Stock Purchase Plan
	2003	2002	2001	2003	2002	2001

Expected life (in years)	6.5	6.8	5.8	0.5	0.5	0.5

Interest rate	3.41%	4.53%	5.16%	1.64%	2.66%	6.31%

Volatility	66.77%	63.08%	61.41%	74.30%	66.87%	93.82%

Dividend yield	—	—	—	—	—	—

The estimated weighted-average fair value at the grant date for options granted under Sun’s various stock option plans during fiscal 2003, 2002, and 2001 was $2.51, $5.92, and $18.27 per option, respectively. The estimated weighted-average fair value at the date of grant for shares granted under the Employee Stock Purchase Plan during fiscal 2003, 2002 and 2001 was $1.75, $4.37, and $2.73 per option, respectively.

If the fair values of the options granted during a fiscal year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant, stock-based compensation costs would have impacted our pretax income (loss), after tax income (loss) and earnings per common share for the fiscal years ended at June 30, as follows (in millions, except per share amounts):

	2003	2002	2001

Pro forma net income (loss):

Net income (loss) after tax	$(3,429)	$(587)	$927

Add: stock-based compensation costs included in reported net income (loss), net of tax effects of $14, $22 and $16, respectively)	23	33	26

Deduct: stock-based compensation costs (net of tax effects of $377, $444 and $275, respectively) under SFAS 123	(578)	(680)	(559)

Pro forma net income (loss) after tax	$(3,984)	$(1,234)	$394

Pro forma basic net income (loss) per common share:

Pro forma shares used in the calculation of pro forma net income (loss) per common share-basic	3,190	3,242	3,234

Pro forma net income (loss) per common share-basic	$(1.25)	$(0.38)	$0.12

Reported net income (loss) per common share-basic	$(1.07)	$(0.18)	$0.28

Pro forma diluted net income (loss) per common share:

Pro forma shares used in the calculation of pro forma net income (loss) per common share-diluted	3,190	3,242	3,327

Pro forma net income (loss) per common share-diluted	$(1.25)	$(0.38)	$0.12

Reported net income (loss) per common share-diluted	$(1.07)	$(0.18)	$0.27

Foreign Currency Translation

Sun translates most of the assets and liabilities of international non-U.S. functional currency subsidiaries into dollars at the current rates of exchange in effect at the end of each period. Revenue and expenses are translated using rates that approximate those in effect during the period. Translation adjustments are included in stockholders’ equity in the consolidated balance sheet caption “Accumulated other comprehensive income (loss).” Currency transaction gains or losses, derived from monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and have not been significant to our operating results in any period. The effect of foreign currency rate changes on cash and cash equivalents is not material.

Recent Pronouncements

In October, 2001, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of.” The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues identified after the issuance of SFAS 121. We adopted SFAS 144 for our fiscal year beginning July 1, 2002; however, the adoption did not have a significant impact on our financial statements.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires recognition of the liability for costs associated with an exit or disposal activity when we exit the facility, whereas under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date a company commits to an exit plan. In addition, SFAS 146 establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs, as well as the amounts recognized. Application of SFAS 146 was required for restructuring activities initiated after December 31, 2002. Because we did not early adopt SFAS 146, our Fiscal 2003 Restructuring Plan (Note 6) announced in October 2002 was accounted for similarly to our Fiscal 2001 Facility Exit Plan and 2002 Restructuring Plan (Note 6). The most significant difference between applying EITF Issue No. 94-3 and SFAS 146 to our Fiscal 2003 Restructuring Plan relates to the timing of recognizing losses on leases to be exited. If we had early-adopted SFAS 146, we estimate that between $100 million and $125 million of the Fiscal 2003 Restructuring Plan would not have been recognized as a restructuring expense in the second quarter of fiscal 2003, but instead, would have been recognized as we exited facilities later in fiscal 2003 and fiscal 2004.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” The interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In general, the interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or an equity security of the guaranteed party. The initial recognition and measurement provisions of the interpretation apply to guarantees issued or modified after December 31, 2002. We adopted the disclosure requirements in the second quarter of fiscal 2003 and the adoption of the remaining provisions of the interpretation in fiscal 2003 did not have a significant impact on our financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Elements,” which addresses certain aspects of accounting for arrangements that include multiple products or services. Specifically, this issue addresses: (1) how to determine whether an arrangement that contains multiple products or services contains more than one unit of accounting, and (2) how the arrangement consideration should be measured and allocated. Accordingly, the adoption of EITF No. 00-21 may impact the timing of revenue recognition as well as the allocation between products and services. EITF No. 00-21 will be applicable for transactions entered into after July 1, 2003. The adoption of EITF No. 00-21 is not expected to have a significant impact on our financial statements.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123 to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings per share in annual and interim financial statements. As permitted under SFAS 148, we adopted the disclosure only provisions of that accounting standard in the third quarter of fiscal 2003. See Note 2 for further information.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. This interpretation applies immediately to VIEs created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. As of June 30, 2003, we do not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

3.    Acquisitions

On July 1, 2001, we adopted SFAS 141 “Business Combinations,” which eliminates the pooling of interests method of accounting for all business combinations initiated after July 1, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.

During the three fiscal years ended June 30, 2003, Sun completed 13 acquisitions, which were accounted for under the purchase method of accounting. Pro forma results of operations have not been presented for any of the acquisitions because the effects of these acquisitions were not material to Sun on either an individual or an aggregate annual basis. The results of operations of each purchase acquisition are included in Sun’s consolidated statements of operations from the date of each acquisition.

The amounts allocated to purchased in-process research and development (IPRD) were determined through established valuation techniques in the high-technology computer industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on Sun’s future results of operations or cash flows. Intangible assets subject to amortization are being amortized on a straight-line basis over periods not exceeding five years.

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

A summary of Sun’s purchase transactions for the three fiscal years ended June 30, 2003, is included in the following table (in millions, except share amounts):

Entity Name and Description of Acquisition	Date	Consideration	Goodwill(1)	Developed Technology(1)	Other Net Assets (Liabilities) and Unearned Compensation	IPRD	Form of Consideration and Other Information

Fiscal 2003 Acquisitions

Pirus Networks, Inc. Storage networking systems	11/02	$166.9	$143.4	$36.0	$(15.8)	$3.3	• $ • $ • $	158.2 7.9 0.8	47,650,000 shares common stock issued Fair value of 2,609,000 options assumed Cash paid for acquisition costs

Terraspring, Inc. Automated networking solutions	11/02	$30.2	$26.7	$3.2	$0.1	$0.2	• $	30.2	Cash paid, including acquisition costs

Afara Websystems, Inc. Next generation, SPARC microprocessor-based technology	7/02	$27.5	—	—	$27.5	—	• $ • $ • $	25.5 1.3 0.7	4,867,000 shares common stock issued Fair value of 210,000 options assumed and 109,000 warrants Cash paid for acquisition costs

Fiscal 2002 Acquisitions

Isopia, Inc. On-Line Training and E-Learning Software	07/01	$66.8	$39.0	$3.7	$20.9	$3.2	• $	28.0	1,840,000 exchangeable shares issued
							• $	1.3	Fair value of 1,400,000 options assumed
							• $	37.5	Cash paid, including acquisition costs

Two immaterial acquisitions	09/01 02/02	$14.5	$4.7	$13.6	$(3.8)	—	• $	14.5	Cash paid, including acquisition costs

Fiscal 2001 Acquisitions

LSC, Incorporated Intelligent file system software	5/01	$68.0	$55.7	$6.9	$5.1	$0.3	• $ • $ • $ • $	52.2 12.8 2.7 0.3	1,779,000 shares common stock issued Fair value of 564,000 options assumed Cash paid for acquisition costs Fair value of 13,000 warrants assumed

HighGround Systems, Inc. Storage Resource Management software	4/01	$413.7	$387.8	$24.9	$(3.8)	$4.8	• $	331.6	8,039,000 shares common stock issued
							• $	78.5	Fair value of 2,142,000 options assumed
							• $	3.6	Cash paid, including acquisition costs

Cobalt Networks, Inc. Server appliances	12/00	$2,061.0	$1,779.1	$93.5	$117.6	$70.8	• $ • $ • $	1,775.7 283.3 2.0	30,456,000 shares common stock issued Fair value of 5,565,000 options assumed Cash paid for acquisition costs

Gridware, Inc. Workload management software	7/00	$19.8	$13.6	$10.6	$(4.4)	—	• $ • $ • $	18.5 0.7 0.6	378,000 shares common stock issued 16,000 vested options assumed Liabilities assumed

Dolphin Interconnect Solutions, Inc. and Dolphin Interconnect Solutions North America, Inc. Infiniband interconnect architecture	7/00	$19.0	$19.0	—	—	—	• $	19.0	Cash paid, including acquisition costs

Two immaterial acquisitions	3/01 11/00	$17.9	$12.6	$1.0	$2.8	$1.5	• $	6.8	332,000 shares common stock issued
							• $	1.1	Fair value of 63,000 options assumed
							• $	10.0	Cash paid, including acquisition costs

(1)	Refer to Note 4 for the related impairments of these assets.

As compared with previous years, goodwill from acquisitions prior to our adoption of SFAS 142, “Goodwill and Other Intangible Assets,” on July 1, 2001 has been updated in accordance with SFAS 142, in order to reflect the reclassification of assembled workforce and the tax impact of acquired assets and liabilities under SFAS 109.

The acquisitions in fiscal 2003 of Afara Websystems, Inc. (Afara), Pirus Networks, Inc. (Pirus) and Terraspring, Inc. (Terraspring) are described below.

Afara

In July 2002, we acquired Afara, a development stage enterprise. Afara’s primary focus was to develop next-generation, SPARC microprocessor-based technology with an emphasis on delivering breakthrough levels of processor performance. We acquired Afara to accelerate the development of future generations of UltraSPARC chips. Afara was acquired by means of a merger pursuant to which all of the outstanding shares of capital stock of Afara were exchanged for shares of Sun’s common stock. In addition, all outstanding options and warrants to purchase Afara capital stock were converted into options and warrants to purchase shares of Sun’s common stock. In accordance with EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business,” this transaction was accounted for as a purchase of a group of net assets rather than as a business combination.

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

The assembled workforce is being amortized on a straight-line basis over a three-year period and such amortization is included in research and development expenses.

Pirus

In November 2002, we acquired Pirus, a corporation based in Acton, Massachusetts. Pirus developed intelligent storage networking systems that enable the delivery of advanced storage services within multi-protocol environments from a single, centrally-managed platform. We acquired Pirus to enhance our intellectual property and storage product offerings. Pirus was acquired by means of a merger pursuant to which all of the outstanding shares of capital stock of Pirus were exchanged for shares of Sun’s common stock. In addition, all outstanding options to purchase Pirus common stock were converted into options to purchase shares of our stock. In accordance with SFAS 141, this transaction was accounted for as a purchase business combination.

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

The developed technology is being amortized on a straight-line basis over a three-year period and such amortization is included in cost of sales.

Terraspring

In November 2002, we acquired Terraspring, a corporation based in San Jose, California. Terraspring developed automated networking solutions in heterogeneous networks. We acquired Terraspring to enhance our N1 product line offering.

We purchased Terraspring for approximately $30 million in cash, including approximately $1 million in transaction costs. In accordance with SFAS 141, this transaction was accounted for as a purchase business combination. The total purchase price was allocated as follows (in millions):

Goodwill	$27

Developed technology	3

Purchased in-process research and development	—

Tangible assets acquired and net liabilities assumed	1

Deferred tax liabilities	(1)

Total	$30

The developed technology is being amortized on a straight-line basis over a three-year period and such amortization is included in cost of sales.

4.    Goodwill and Other Acquisition-Related Intangible Assets

Goodwill

We adopted SFAS 142, “Goodwill and Other Intangible Assets,” on July 1, 2001. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on an annual basis (or whenever events occur which may indicate possible impairment).

A reconciliation of previously reported net income (loss) and earnings per share, to the amounts adjusted for the exclusion of goodwill and workforce amortization, net of the related income tax effect, is as follows (in millions, except per share amounts):

	Fiscal Years Ended June 30,
	2003	2002	2001

Reported net income (loss)	$(3,429)	$(587)	$927

Add: Goodwill amortization	—	—	285

Workforce amortization	—	—	8

Tax impact	—	—	(3)

Adjusted net income (loss)	$(3,429)	$(587)	$1,217

Basic earnings per share:

Reported earnings per share — basic	$(1.07)	$(0.18)	$0.28

Add: Goodwill amortization	—	—	0.09

Workforce amortization	—	—	—

Tax impact	—	—	—

Adjusted earnings per share — basic	$(1.07)	$(0.18)	$0.37

Diluted earnings per share:

Reported earnings per share — diluted	$(1.07)	$(0.18)	$0.27

Add: Goodwill amortization	—	—	0.08

Workforce amortization	—	—	—

Tax impact	—	—	—

Adjusted earnings per share — diluted	$(1.07)	$(0.18)	$0.35

Changes in the carrying amount of goodwill for the years ended June 30, 2003 and 2002, by reportable segment, are as follows (in millions):

	Product Group	Sun Services	Total

Balance as of June 30, 2001	$2,120	$6	$2,126

Goodwill reclassified on July 1, 2001	(3)	3	—

Workforce reclassified as goodwill	11	1	12

Goodwill acquired during the period	5	39	44

Goodwill reclassified during the period(1)	(17)	17	—

Balance as of June 30, 2002	$2,116	$66	$2,182

Goodwill acquired during the period	151	20	171

Impairments	(2,027)	—	(2,027)

Balance as of June 30, 2003	$240	$86	$326

(1)	We reclassified $17 million of goodwill during fiscal 2002 relating to our former i-Planet products business from the Products Group segment to the Sun Services segment because certain product support resources were moved into our Services business during fiscal 2002, as well as related revenues earned from those resources.

During fiscal 2003, we recognized an impairment expense of $2,125 million. As discussed further below, this impairment related to three different types of intangible assets: (1) goodwill ($2,027 million); (2) other acquisition-related intangible assets ($42 million); and (3) a revenue generating technology license ($56 million).

We perform the impairment analysis at one level below the operating segment level (Note 15) as defined in SFAS 142. This analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists; and (2) measure the amount of impairment.

In October 2002, based on a combination of factors, particularly: (1) our current and projected operating results; (2) our decision to reduce our workforce and eliminate excess facility space; and (3) our then current market capitalization, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded goodwill balance was impaired. As part of this analysis, SFAS 142 requires that we estimate the fair value of our reporting units as compared with their estimated book value. If the estimated fair value of a reporting unit is less than the estimated book value, then an impairment is deemed to have occurred. In estimating the fair value of our reporting units, we primarily used the income approach (which utilizes forecasted discounted cash flows to estimate the fair value of the reporting unit) and the market approach (which estimates fair value based on market prices for comparable companies). We also considered Sun’s total market capitalization as of October 17, 2002 (the date we concluded an analysis was required), and our average market capitalization for the 30 days prior to and subsequent to October 17, 2002 to adequately consider the impact of volatility on market capitalization on that day.

We conducted our fiscal 2002 annual analysis in the fourth quarter of fiscal 2002. We concluded at that time, that we did not have any impairment of goodwill based on our then forecasted discounted cash flows as well as our market capitalization. However, in October 2002, the estimated fair value of our reporting units decreased because our current forecasted discounted cash flows and market capitalization were lower than at the time of our previous analysis. Based on this analysis, we concluded that the goodwill in our Volume Systems and Network Storage reporting units was impaired. As required by SFAS 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of the reporting units to the tangible and intangible assets (other than goodwill) within these reporting units. Prior to this allocation of the assets to the reporting units, we assessed long-lived assets for impairment in accordance with SFAS 144. Based on this allocation, we concluded that all of the recorded goodwill in the Volume Systems reporting unit ($1,566 million) and the Network Storage reporting unit ($461 million) was impaired and needed to be expensed as a non-cash charge to continuing operations during the second quarter of fiscal 2003. Approximately $1,560 million and $360 million of the impairment related to goodwill acquired from our acquisitions of Cobalt Networks, Inc. and HighGround Systems, Inc., respectively.

In our fiscal 2003 annual analysis conducted in the fourth quarter of fiscal 2003, we concluded that we did not have any additional impairment of goodwill based on our then forecasted discounted cash flows as well as our market capitalization.

Reporting units in our Product Group segment accounted for approximately 75% of the carrying value of our goodwill at June 30, 2003.

Other Acquisition-Related Intangible Assets

Based on the same considerations outlined in the previous discussion on goodwill, in October 2002, we also concluded that sufficient indicators existed to require us to assess whether a portion of our other acquisition-related intangible assets was impaired. SFAS 144 is the authoritative standard on the accounting for the impairment of other intangible assets. This analysis differs from our goodwill analysis in that an impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset are less than the carrying value of the intangible asset we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value. As a result of our analysis, we recognized an impairment charge of $42 million in our Product Group segment to reduce our other acquisition-related intangible assets balance to its estimated fair value during fiscal 2003. All impairments of non-goodwill intangible assets were recognized before we made a hypothetical allocation of the estimated fair value of the reporting units to the tangible and intangible assets (other than goodwill) within each reporting unit tested for goodwill impairment, as required by SFAS 142. The estimated fair value of the other acquisition-related intangibles was determined using the income approach (discounted cash flows). Approximately $31 million and $11 million of the impairment related to intangible assets acquired in our acquisitions of Cobalt Networks, Inc. and HighGround Systems, Inc., respectively.

Information regarding our other acquisition-related intangible assets is as follows (in millions):

	June 30, 2002
	Gross Carrying Amount				Accumulated Amortization				Net
	June 30, 2001	Additions	Impairments/ Reclass	June 30, 2002	June 30, 2001	Additions	Impairments/ Reclass	June 30, 2002	June 30, 2002

Developed technology	$290	$18	$—	$308	$(169)	$(55)	$—	$(224)	$84

Customer base	57	—	(6)	51	(19)	(15)	—	(34)	17

Acquired workforce and other	53	—	(46)	7	(27)	(2)	25	(4)	3

	$400	$18	$(52)	$366	$(215)	$(72)	$25	$(262)	$104

The impairments/reclass in gross carrying amount of $52 million consists of a $6 million impairment charge and a $46 million reclassification of assembled workforce intangible to goodwill due to the adoption of SFAS 142 as outlined above in the goodwill discussion.

	June 30, 2003
	Gross Carrying Amount				Accumulated Amortization				Net
	June 30, 2002	Additions	Impairments	June 30, 2003	June 30, 2002	Additions	Impairments	June 30, 2003	June 30, 2003

Developed technology	$308	$39	$(47)	$300	$(224)	$(46)	$14	$(256)	$44

Customer base	51	—	(8)	43	(34)	(8)	—	(42)	1

Acquired workforce and other	7	68	(1)	74	(4)	(24)	—	(28)	46

	$366	$107	$(56)	$417	$(262)	$(78)	$14	$(326)	$91

Amortization expense of other acquisition-related intangible assets was $78 million, $72 million and $55 million for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

The amortization period of the intangible assets acquired through business combinations ranges from two to five years.

Estimated amortization expense for acquisition-related intangible assets on our June 30, 2003 balance sheet for the fiscal years ending June 30, is as follows (in millions):

2004	$48

2005	38

2006	5

$91

Revenue Generating Technology License

Based on the considerations outlined in the previous discussion on goodwill, in October 2002, we concluded that sufficient indicators existed to require us to perform an analysis in accordance with SFAS 144 to assess whether a portion of the technology license we acquired from America Online in fiscal 1999 was impaired. Please refer to Note 5 which describes this arrangement in more detail. Based on our impairment analysis, we concluded that the carrying value of the intangible asset was impaired. Accordingly, we recognized a non-cash impairment expense of $56 million related to this technology license during fiscal 2003. As of June 30, 2003, this technology license had a carrying value of $23 million.

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

6.    Restructuring Charges

We committed to restructuring plans in fiscal 2003 and 2002 (Fiscal 2003 Restructuring Plan and Fiscal 2002 Restructuring Plan, respectively) and a facility exit plan in fiscal 2001 (Fiscal 2001 Facility Exit Plan). We recorded initial restructuring charges in fiscal 2003, 2002 and 2001 based on assumptions and related estimates that we deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to the continued deterioration of the commercial real estate market, primarily in the U.S., and the final settlement of certain lease obligations, we have made the appropriate adjustments to the initial restructuring charges recorded in fiscal 2003, 2002 and 2001. During fiscal 2001, we recorded a charge of $75 million for the Fiscal 2001 Facility Exit Plan. During fiscal 2002, we recorded net charges of $517 million: $26 million of additional charges related to our Fiscal 2001 Facility Exit Plan and the remaining net charges of $491 million related to our Fiscal 2002 Restructuring Plan. During fiscal 2003, we recorded net charges of $371 million: $33 million of additional charges related to our Fiscal 2001 Facility Exit Plan, $38 million of additional charges related to our Fiscal 2002 Restructuring Plan and $300 million net charge related to our Fiscal 2003 Restructuring Plan. Details about each of these plans are discussed below.

Our accrued liability for all plans of $375 million at June 30, 2003, was net of approximately $156 million of estimated sublease income to be generated from sublease contracts not yet negotiated. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties. While the amount we have accrued represents our best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change and may and have required routine adjustments as conditions and facts change through the implementation period. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, we may be required to reduce our estimated future sublease income and, accordingly, increase our estimated cost to exit certain facilities.

Fiscal 2003 Restructuring Plan

In October 2002, we committed to and began implementing a workforce reduction and facility exit plan (Fiscal 2003 Restructuring Plan). The goal of this plan was to reduce costs and improve operating efficiencies in order to adjust to the current business environment. We implemented the plan by reducing headcount and eliminating excess facility capacity in light of revised facility requirements. In accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” we recognized $308 million in restructuring charges associated with the Fiscal 2003 Restructuring Plan (consisting of a $176 million workforce reduction charge and a $132 million excess facility charge).

During the second quarter of fiscal 2003, we recognized a workforce reduction charge of $176 million relating to severance and related fringe benefits for approximately 3,200 employees. As of June 30, 2003, substantially all employees to be terminated as a result of the restructuring had been notified. While most of the severance and related fringe benefits have been paid, in accordance with local employment laws, we expect to pay the remaining restructuring accrual related to severance over the next few quarters. The workforce reduction will result in the termination of employees across all employee levels, business functions, operating units, and geographic regions.

In addition, during the second quarter of fiscal 2003, we recorded a charge of $132 million relating to the consolidation of excess facilities. The facility exit charges included:

•	$114 million of estimated future obligations for non-cancelable lease payments (net of estimated sublease income of $44 million) or termination fees generated by exiting excess rental facilities. We estimated the cost of exiting and terminating the facility leases by referring to the contractual terms of the agreements and by evaluating the current real estate market conditions. In addition, we intend to sublease certain leased facilities and estimated the sublease income by evaluating the current real estate market conditions or, where applicable, by referring to amounts being negotiated; and

•	$18 million for the impairment of property and equipment (primarily leasehold improvements) for which there are insufficient cash flows to support the carrying cost. The property and equipment impairment was determined based on the difference between the assets’ estimated fair value and their carrying value.

We expect to exit the facilities relating to the amounts accrued under the Fiscal 2003 Restructuring Plan by December 28, 2003. At June 30, 2003, we had an aggregate accrued liability of $110 million with respect to the Fiscal 2003 Restructuring Plan.

During the second half of fiscal 2003, we reduced our estimate of the total cost associated with this restructuring activity to $300 million and accordingly, recorded an adjustment of $8 million.

Fiscal 2002 Restructuring Plan

In the second quarter of fiscal 2002, we implemented a workforce reduction and facility exit plan, which resulted in a charge of $511 million (consisting of a $146 million workforce reduction charge and a $365 million excess facility charge). The goal of the restructuring was to reduce costs and improve operating efficiencies in order to adjust to the then current business environment. Specifically, we reduced our headcount by approximately 9% (or 3,400 employees and 500 contractors) and eliminated excess facilities in light of revised facility requirements.

As part of the restructuring, we recorded a workforce reduction charge of $146 million related to severance and fringe benefits for terminated employees. The restructuring resulted in the termination of employees across all employee levels, business functions, operating units, and geographic regions.

In addition, we recorded a charge of $365 million related to the consolidation of excess facilities. The facility exit charges included:

•	$282 million of estimated future obligations for non-cancelable lease payments or termination fees generated by exiting excess leased facilities. Our estimate of the cost of exiting and terminating the facility leases was based on the contractual terms of the agreements and then current commercial real estate market conditions. In addition, we intend to sublease certain leased facilities and estimated the sublease income based on then current real estate market conditions or, where applicable, amounts being negotiated;

•	$66 million for the impairment of in-process construction costs related to the termination of certain building construction projects; and

•	$17 million for the impairment of property and equipment (primarily leasehold improvements) that were no longer in use. The property and equipment impairment was determined based on the difference between the assets’ estimated fair value and their carrying value.

All facilities relating to the amounts accrued under the restructuring were exited by December 31, 2002.

During the second half of fiscal 2002, we reduced our initial estimate, primarily to reflect the settlement of certain lease obligations, associated with this restructuring activity and recorded an adjustment of $20 million. During fiscal 2003, we increased our estimate and recorded an adjustment of $38 million. This adjustment primarily reflects the decrease in estimated sublease income due to the deterioration of certain commercial real estate markets. As of June 30, 2003, the revised total estimated cost for the Fiscal 2002 Restructuring Plan of $529 million was net of approximately $121 million of estimated sublease income.

Fiscal 2001 Facility Exit Plan

In the fourth quarter of fiscal 2001, we elected to exit certain building leases and discontinue certain building projects. We incurred approximately $75 million for facility exit costs associated with this decision. As a result of the continued deterioration of certain commercial real estate markets, we reduced our sublease income assumptions and, accordingly, recorded an additional $26 million and $33 million charge in fiscal 2002 and fiscal 2003, respectively, to reflect this change in our estimates. As of June 30, 2003, the revised total estimated facility exit cost of $134 million was net of approximately $31 million in estimated sublease income.

The following table sets forth an analysis of the restructuring accrual activity for the fiscal years ended June 30, 2003, 2002 and 2001 (in millions):

	Fiscal 2003 Restructuring Plan		Fiscal 2002 Restructuring Plan		Fiscal 2001 Facility Exit Plan	Total
	Severance and Benefits	Facilities Related	Severance and Benefits	Facilities Related	Facilities Related

Restructuring provision in fiscal 2001:

Accrued lease costs	$—	$—	$—	$—	$46	$46

Property and equipment impairment	—	—	—	—	29	29

Total restructuring charges in fiscal 2001	—	—	—	—	75	75

Non-cash charges	—	—	—	—	(29)	(29)

Balance as of June 30, 2001	—	—	—	—	46	46

Restructuring provision in fiscal 2002:

Severance and benefits	—	—	146	—	—	146

Accrued lease costs	—	—	—	282	—	282

Property and equipment impairment	—	—	—	83	—	83

Provision adjustments	—	—	—	(20)	26	6

Total restructuring charges in fiscal 2002	—	—	146	345	26	517

Cash paid	—	—	(127)	(93)	(19)	(239)

Non-cash charges	—	—	—	(83)	—	(83)

Balance as of June 30, 2002	—	—	19	169	53	241

Restructuring provision in fiscal 2003:

Severance and benefits	176	—	—	—	—	176

Accrued lease costs	—	114	—	—	—	114

Property and equipment impairment	—	18	—	—	—	18

Provision adjustments	(4)	(4)	(2)	40	33	63

Total restructuring charges in fiscal 2003	172	128	(2)	40	33	371

Cash paid	(148)	(5)	(17)	(31)	(26)	(227)

Non-cash charges	—	(13)	—	3	—	(10)

Balance as of June 30, 2003	$24	$110	$—	$181	$60	$375

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. Our accrual as of June 30, 2003 for abandoned leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2018. As of June 30, 2003, $123 million of the $375 million accrual was classified as current and the remaining $252 million was classified as non-current.

The above restructuring charges are based on estimates that are subject to change. Changes to the estimates have been reflected as “Provision adjustments” on the table above in the period in which the changes to estimates were made.

7.    Balance Sheet Details

Inventories

At June 30, Inventories consisted of the following (in millions):

	2003	2002

Raw materials	$114	$168

Work in process	75	125

Finished goods	227	298

	$416	$591

As of June 30, 2003, inventory in-transit was $133 million as compared with $161 million at June 30, 2002. As of June 30, 2003 and 2002, our inventory balances were net of write-downs of approximately $61 million and $90 million, respectively.

Prepaid Expenses and Other Current Assets

At June 30, Prepaid expenses and other current assets consisted of the following (in millions):

	2003	2002

Refundable income taxes	$302	$412

Other prepaid expenses and other current assets	485	435

	$787	$847

Property, Plant and Equipment, net

At June 30, Property, plant, and equipment, net, consisted of the following (in millions):

	2003	2002

Machinery and equipment	$2,809	$2,851

Land, buildings, and building improvements	1,413	1,386

Leasehold improvements	480	484

Furniture and fixtures	264	272

	4,966	4,993

Less accumulated depreciation and amortization	(2,699)	(2,540)

	$2,267	$2,453

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

Depreciation expense was $653 million, $790 million, and $620 million for fiscal 2003, 2002 and 2001, respectively.

Other Non-Current Assets, net

At June 30, Other non-current assets, net, consisted of the following (in millions):

	2003	2002

Marketable equity securities and other equity securities	$207	$281

Spares, net	250	223

Long-term deferred tax assets	—	155

Interest-rate swap agreements	234	152

Other	152	216

	$843	$1,027

Spare parts are amortized using the straight-line method over their useful lives of three years. Amortization expense for fiscal 2003, 2002, and 2001 was $192 million, $128 million, and $113 million, respectively. For further discussion on interest-rate swaps agreements, see Notes 8 and 9. For further discussion on long-term deferred tax assets, see Note 11.

Deferred Revenues

At June 30, Deferred revenues consisted of the following (in millions):

	2003	2002

Current deferred service revenues	$1,066	$921

Current other deferred revenues	387	400

Current deferred revenues	1,453	1,321

Long-term deferred service revenues	374	403

Long-term other deferred revenues	76	74

Long-term deferred revenues	450	477

Total deferred revenues	$1,903	$1,798

Deferred service revenues consist primarily of prepayments by our customers related to: (1) maintenance contract revenue, which is recognized ratably over the contractual period; (2) educational services revenue, which is recognized as the services are rendered; (3) time and material professional service contract revenue, which is recognized as the services are rendered; and (4) fixed price professional services contract revenue, which is recognized as the services are rendered or upon completion of the professional services contract.

Other deferred revenue primarily comprised revenue deferred in connection with product installations, software OEM sales and customer deposits. Long-term deferred revenues are included in Other non-current obligations.

Warranty Reserve

We accrue for our products warranty costs at the time of shipment. The products warranty costs are estimated based upon our historical experience and specific identification of the products requirements.

The following table sets forth an analysis of the warranty reserve activity (in millions):

	June 30, 2002	Charged to Costs and Expenses	Utilization	June 30, 2003

Warranty reserve	$284	$375	$(392)	$267

Accumulated Other Comprehensive Income (Loss)

At June 30, the components of Accumulated other comprehensive income (loss), reflected in the Consolidated Statements of Stockholders’ Equity, net of related taxes, consisted of the following (in millions):

	2003	2002	2001

Unrealized gain on investments, net	$31	$25	$53

Unrealized gain (loss) on derivative instruments, net	(20)	(31)	15

Cumulative translation adjustments, net	166	(25)	(97)

	$177	$(31)	$(29)

At June 30, the net change in unrealized gains (losses) on available-for-sale securities, net of related taxes, consisted of the following (in millions):

	2003	2002	2001

Net unrealized gains (loss) arising during the period, net of tax (benefit) expense of $(5), $37, and $17 in 2003, 2002, and 2001, respectively	$(8)	$56	$26

Less net gains included in net income for the period, net of tax expense of $12, $46, and $37 in 2003, 2002, and 2001, respectively	19	70	56

Add adjustment for unrealized loss written off due to impairment, net of tax benefit of $3, $9, and $28 in 2003, 2002, and 2001, respectively	(5)	(14)	(42)

Net change in unrealized gains (losses) on available-for-sale securities	$6	$(28)	$(72)

8.    Fair Value of Financial Instruments

Cash equivalents are carried at cost as this approximates fair value due to the short period of time to maturity. The fair value of long-term debt was estimated based on current interest rates available to Sun for debt instruments with similar terms, degrees of risk, and remaining maturities. The estimated fair value of forward foreign currency exchange contracts is based on the estimated amount at which they could be settled based on market exchange rates. The fair value of foreign currency option contracts and the interest-rate swap agreements is obtained from dealer quotes and represents the estimated amount we would receive or pay to terminate the agreements. However, analysis of market data is required to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange.

At June 30, the fair values of Sun’s short-term and long-term marketable debt securities were as follows (in millions):

	Adjusted Cost	2002
		Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate notes and bonds	$975	$8	$—	$983

Asset and mortgage-based securities	1,806	14	(1)	1,819

U.S. government notes and bonds	1,594	9	—	1,603

Money market funds	735	—	—	735

Total marketable securities	$5,110	$31	$(1)	$5,140

Less cash equivalents				(1,300)

Total marketable debt securities				3,840

Less short-term portion				(861)

Total long-term marketable debt securities				$2,979

	Adjusted Cost	2003
		Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate notes and bonds	$1,310	$17	$—	$1,327

Asset and mortgage-based securities	1,252	12	(4)	1,260

U.S. government notes and bonds	1,124	7	(1)	1,130

Money market securities	1,473	—	—	1,473

State and local government debt	8	—	—	8

Total marketable securities	$5,167	$36	$(5)	$5,198

Less cash equivalents				(1,472)

Total marketable debt securities				3,726

Less short-term portion				(1,047)

Total long-term marketable debt securities				$2,679

We only invest in debt securities with a minimum rating of single A or above from a nationally recognized credit rating agency. At June 30, 2003, we had investments in debt instruments of four issuers exceeding 4% of the fair market value of our marketable debt securities of $5,198 million. At June 30, 2003, investment concentration by issuer was as follows (dollars in millions):

Issuer	Fair Value ($)	Fair Value (%)

US Treasuries	$574	11%

Federal National Mortgage Association	401	8%

Federal Home Loan Bank	325	6%

Merrill Lynch	220	4%

All Others(1)	3,678	71%

	$5,198	100%

(1)	Investments in all other issuers were, individually, less than $100 million or 2% of the fair market value of our marketable debt securities of $5,198 million.

Net realized gains (before taxes) on marketable debt securities totaled $32 million, $114 million and $58 million in fiscal 2003, 2002 and 2001, respectively. The cost of securities sold was determined based on the specific identification method.

At June 30, 2003, the cost and estimated fair values of short-term and long-term marketable debt securities (excluding cash equivalents) by contractual maturity were as follows (in millions):

	Cost	Fair Value

Less than one year	$1,044	$1,047

Mature in 1-2 years	857	862

Mature in 2-5 years	1,199	1,217

Mature after 5 years	594	600

Total	$3,694	$3,726

Mortgage-backed assets were allocated based on their contractual maturity.

At June 30, the fair value of Sun’s borrowing arrangements and other financial instruments was as follows (in millions):

	2003 Asset (Liability)		2002 Asset (Liability)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Current portion of long-term debt and short-term borrowings	$—	$—	$(205)	$(201)

7.0-7.65% Senior Debt	(1,531)	(1,500)	(1,449)	(1,339)

Forward foreign exchange contracts	(49)	(49)	(24)	(24)

Foreign currency option contracts	4	4	2	2

Interest-rate swap agreements (non-current portion of $234 and $152 in fiscal 2003 and 2002, respectively)	234	234	157	157

9.    Derivative Financial Instruments

On July 1, 2000, we adopted SFAS 133, “Accounting for Derivatives and Hedging Activities,” and related pronouncements. SFAS 133 established accounting and reporting standards for derivative instruments, and requires that all derivative instruments be recorded on the balance sheet at fair value.

We have interest rate swaps that are designated and qualify as fair value hedges. The gains or losses on the derivative instruments as well as the offsetting gains or losses on the hedged items attributable to the hedged risk are recognized in earnings in the current period.

We enter into foreign exchange forward and option contracts that are designated and qualify as cash flow hedges under SFAS 133. Changes in the fair value of the effective portion of these outstanding forward and option contracts are recognized in Other Comprehensive Income (OCI). These amounts are reclassified from OCI and recognized in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. Gains or losses resulting from changes in forecast probability were not material during fiscal 2003, 2002 and 2001.

Changes in the ineffective portion of a derivative instrument are recognized in earnings (classified in selling, general and administrative expense) in the current period. Effectiveness for forward cash flow hedge contracts is measured by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction. The fair market value of the hedged exposure is presumed to be the market value of the hedge instrument when critical terms match. Ineffectiveness in 2003, 2002 and 2001 was not significant.

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

Our hedging contracts are primarily intended to protect against changes in the value of the U.S. dollar. Accordingly, for forecasted transactions, U.S. dollar functional subsidiaries hedge foreign currency revenues and non-U.S. dollar functional subsidiaries selling in foreign currencies hedge U.S. dollar inventory purchases. OCI associated with hedges of foreign currency sales is reclassified into revenue upon shipment and OCI related to inventory purchases is reclassified into cost of sales in the period that inventory is sold. All values reported in OCI at June 30, 2003 will be reclassified to earnings within 12 months.

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

Interest Rate Risk Management.    We are exposed to interest rate risk from both investments and debt. We have hedged against the risk of changes in fair value associated with our fixed rate Senior Notes (Note 10) by entering into 10 fixed-to-variable interest rate swap agreements, designated as fair value hedges, with a total notional amount of $1.3 billion as of June 30, 2003. We assume no ineffectiveness as each interest rate swap meets the short-cut method requirements under SFAS 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the interest rate swaps are offset by changes in the fair value of the debt, both reported in interest expense, and no net gain or loss is recognized in earnings.

Accumulated Derivative Gains or Losses.    The following table summarizes activity in OCI, net of related taxes, related to foreign exchange derivatives held by Sun during the fiscal years ended June 30, (in millions):

	2003	2002	2001

Unrealized gain (loss), net, on derivative instruments, at beginning of period	$(31)	$15	$—

Decrease in fair value of derivatives, net of taxes	(60)	(66)	106

(Gains) / losses reclassified from OCI:

Revenues	56	23	(63)

Cost of sales	15	(3)	(28)

Unrealized loss, net, on derivative instruments, at end of period	$(20)	$(31)	$15

10.    Borrowing Arrangements

At June 30, 2003 and 2002, Sun and its subsidiaries had uncommitted lines of credit aggregating approximately $647 million and $594 million, respectively. No amounts were drawn from these lines of credit as of June 30, 2003 and 2002. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

In August 1999, we issued $1.5 billion of unsecured senior debt securities in four tranches (the “Senior Notes”). The Senior Notes consist of the following notes: $200 million (paid on August 15, 2002 and bearing interest at 7%); $250 million (due on August 15, 2004 and bearing interest at 7.35%); $500 million (due on August 15, 2006 and bearing interest at 7.5%); and $550 million (due on August 15, 2009 and bearing interest at 7.65%). Interest on the Senior Notes is payable semi-annually. We may redeem all or any part of any tranche of the Senior Notes at any time at a price equal to 100% of the principal plus accrued and unpaid interest in addition to an amount determined by a quotation agent, representing the present value of the remaining scheduled payments. The Senior Notes are subject to compliance with certain covenants that do not contain financial ratios. We are currently in compliance with these covenants. If we failed to be in compliance with these covenants, the trustee of the Senior Notes or holders of not less than 25% in principal amount of the Senior Notes would have the ability to demand immediate payment of all amounts outstanding. As discussed in Note 9, we also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest associated with the Senior Notes effectively becomes variable. In addition, we currently have effective shelf registration statements on file with the Securities and Exchange Commission that permit us to offer an additional $2.5 billion of debt securities and common and preferred stock in one or more separate series, in amounts, at prices, and on terms to be set forth in the prospectus contained in these registration statements and in one or more supplements to the prospectus. However, there is no guarantee that we will be able to raise money under these shelf registration statements.

Interest expense on Sun’s borrowings was $43 million in fiscal 2003, $58 million in fiscal 2002, and $100 million in fiscal 2001.

11.    Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are determined based on the difference between the US GAAP financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

In the years ended June 30, income (loss) before income taxes and the provision (benefit) for income taxes consisted of the following (in millions):

	2003	2002	2001

Income (loss) before income taxes:

United States	$(2,705)	$(1,078)	$388

Foreign	52	30	1,196

Total income (loss) before income taxes	$(2,653)	$(1,048)	$1,584

Provision (benefit) for income taxes:

Current:

United States federal	$—	$81	$438

State	24	5	56

Foreign	46	126	295

Total current income taxes	70	212	789

Deferred:

United States federal	536	(529)	(204)

State	168	(137)	7

Foreign	2	(7)	11

Total deferred income taxes	706	(673)	(186)

Provision (benefit) for income taxes	$776	$(461)	$603

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our deferred tax liabilities and assets, at June 30, were as follows (in millions):

	2003	2002

Deferred tax assets:

Inventory valuation	$80	$119

Reserves and other accrued expenses	280	250

Compensation not currently deductible	78	103

Net operating loss carryforwards	226	80

Deferred revenue	106	65

Tax credits carryforward	535	462

Investment impairments	95	77

Restructuring reserves	105	141

Acquisition-related intangibles	144	89

Tax credits on undistributed profits of subsidiaries	844	782

Other	214	143

Gross deferred tax assets	2,707	2,311

Valuation allowance	(1,090)	(8)

Realizable deferred tax assets	1,617	2,303

Deferred tax liabilities:

Net undistributed profits of subsidiaries	(989)	(932)

Acquisition-related intangibles	(38)	(46)

Unrealized gain on investments	(8)	(6)

Gross deferred tax liabilities	(1,035)	(984)

Net deferred tax assets	$582	$1,319

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the difference, for fiscal years ended June 30, were as follows (in millions):

	2003	2002	2001

Expected tax rate at 35%	$(929)	$(366)	$554

State income taxes, net of federal tax benefit	125	(87)	41

Foreign earnings permanently reinvested in foreign operations	30	39	(80)

Goodwill impairment/amortization	693	—	96

Acquired in-process research and development	1	—	27

R&D credit	(24)	(53)	(42)

Valuation allowance	911	—	—

Other	(31)	6	7

Provision (benefit) for income taxes	$776	$(461)	$603

As of June 30, 2003, Sun had unrecognized deferred tax liabilities of approximately $423 million related to approximately $1,365 million of cumulative net undistributed earnings of foreign subsidiaries. These earnings are considered to be permanently invested in operations outside the United States.

As of June 30, 2003, Sun had aggregate federal net operating loss carryforwards of $431 million. If not utilized, these carryforwards will expire in fiscal years 2022 through 2023. As of June 30, 2003, Sun had aggregate state net operating loss carryforwards of $1,177 million. If not utilized, these carryforwards will expire in fiscal years 2006 through 2023.

As of June 30, 2003, Sun had aggregate foreign net operating loss carryforwards of $76 million. If not utilized, these carryforwards will expire in fiscal years 2006 through 2013.

As of June 30, 2003, Sun had federal and state tax credit carryforwards for income tax purposes of $375 million and $245 million, respectively. If not utilized, the federal credits will expire in fiscal years 2006 through 2023. State tax credit carryforwards of $49 million, if unused, will expire in fiscal years 2008 through 2018. The remaining state tax credit carryforwards of $196 million have an indefinite life.

The federal and state provisions do not reflect the tax savings resulting from deductions associated with our various stock option plans. These savings were $9 million, $98 million, and $816 million in fiscal 2003, 2002, and 2001, respectively.

Our United States income tax returns for fiscal years ended June 30, 1997 through June 30, 2000 are currently under examination and the Internal Revenue Service has proposed certain adjustments. We believe that adequate amounts have been provided for any adjustments that may ultimately result from these examinations.

In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

In conjunction with the filing of our annual report on Form 10-K, we were required to reassess all significant estimates and judgments made in our financial statements, considering any additional information available. From the time we released our June 30, 2003 fourth quarter and annual results, on July 22, 2003, to the filing of this Form 10-K we determined that the underlying assumptions related to judgments made in connection with our SFAS 109 analysis had changed. In performing our updated analysis of the realizability of our deferred tax assets, we considered continuing market uncertainties and our progress against the planned forecast of operating results for the not-yet-reported first quarter of fiscal 2004 including the impact of this anticipated loss in this quarter on the remaining planning periods underlying the SFAS 109 analysis. In light of this new information and after considering all available evidence, both positive and negative, we concluded that an increase to our valuation allowance for our deferred tax assets was required. Accordingly, based upon our best estimate we have recorded a non-cash charge in the fourth quarter of fiscal 2003 of $1,051 million to increase our valuation allowance for our deferred tax assets.

12.    Commitments and Contingencies

We lease certain facilities and equipment under non-cancelable operating leases. During fiscal 2003, 2002 and 2001, we elected to exit certain building leases and building projects, but still have obligations on these particular facilities. See Note 6 for further discussion.

At June 30, 2003, the future minimum annual lease payments were approximately:

Total Non-cancelable Operating Leases

Fiscal 2004	$273

Fiscal 2005	221

Fiscal 2006	181

Fiscal 2007	144

Fiscal 2008	104

Thereafter	438

$1,361

Rent expense under the non-cancelable operating leases was $253 million in fiscal 2003, $269 million in fiscal 2002, and $261 million in fiscal 2001.

During the normal course of our business, we issue guarantees and letters of credit to numerous third-parties and for various purposes such as lease obligations and state and local governmental agencies requirements. At June 30, 2003, we had approximately $57 million of outstanding letters of credit.

On February 11, 2002, Eastman Kodak Company (Kodak) filed a civil lawsuit against us, Eastman Kodak Company v. Sun Microsystems, Inc., Civil Action No. 02-CV-6074, in the United States District Court for the Western District of

New York. On March 22, 2002, Kodak filed a First Amended Complaint, which asserts that some of our products, including those relating to our Java technology, infringe one or more claims of U.S. Patent No. 5,206,951, U.S. Patent No. 5,421,012, and U.S. Patent No. 5,226,161 (collectively, the Kodak Patents). Kodak further alleges that we have contributed to and induced infringement of one or more claims of the Kodak Patents. Kodak seeks injunctive relief against future infringement, unspecified damages for past infringement, and attorney’s fees and costs. We have filed an Answer with the court, denying infringement of any valid and enforceable claim of any of the Kodak Patents. We also filed counter-claims, seeking a declaratory judgment of noninfringement, invalidity and/or unenforceability of the Kodak Patents. We further allege that Kodak’s claims are barred in whole or in part by the doctrines of estoppel, laches and patent exhaustion, and that we have license and/or sublicense rights to the Kodak Patents. Discovery is ongoing, and the parties recently submitted briefs regarding claim construction. Trial has not been scheduled. Based on our analysis of the Kodak patents, applicable law, and discussions over many months with Kodak, we believe this suit is without merit and, accordingly, we will defend ourselves and pursue our counterclaims vigorously. At this time, we cannot forecast with reasonable certainty the potential costs associated with an adverse outcome of this matter.

On March 8, 2002, we filed suit against Microsoft Corporation (Microsoft) in the United States District Court for the Northern District of California, pursuant to United States and State of California antitrust laws. In our lawsuit and in subsequent filings in that case, we allege that Microsoft has engaged in illegal conduct, including efforts to acquire, maintain and expand a number of illegal monopolies; illegal tying arrangements; illegal exclusive dealings; copyright infringement; unreasonable restraints of trade; and unfair competition. Our requested remedies include: (1) preliminary injunctions requiring Microsoft to distribute our binary implementation of the Java Runtime Environment as part of Windows XP and Internet Explorer (“must carry remedy”) and to stop the unlicensed distribution of Microsoft’s Virtual Machine for Java technology (“copyright infringement remedy”); (2) a permanent injunction to restore competition to the markets in which Microsoft is unlawfully attempting to acquire, maintain and expand a number of monopolies; and (3) compensation for losses we suffered as a result of Microsoft’s unlawful actions. The case was transferred to the District of Maryland and combined with other cases pending against Microsoft for consolidated pretrial proceedings, in the case entitled Microsoft Corp. Windows Operating System Antitrust Litigation, MDL-1332. At the conclusion of the pretrial proceedings, the case will return for trial to the Northern District of California. On January 15, 2003, Judge Motz granted us two preliminary injunctions, ordering Microsoft to implement our requested “must carry remedy” for shipments of Windows XP and granting our requested “copyright infringement remedy.” Judge Motz also reversed an earlier order dismissing two of our claims and denied Microsoft’s remaining motions to dismiss. On June 26, 2003, a three-judge panel of the Court of Appeals reversed and remanded Judge Motz’s ruling with respect to the must carry injunction and upheld Judge Motz’s ruling with respect to the copyright infringement injunction. We are considering various alternatives related to the Court of Appeals rulings, including asking Judge Motz to modify his order to meet the concerns raised by the Court of Appeals. Microsoft has filed counterclaims against us, alleging unfair competition and breach of a settlement agreement between the parties related to Microsoft’s use of our Java technology. Microsoft is also appealing an earlier ruling regarding whether and to what extent they are precluded from relitigating findings made in the United States’ antitrust case. We believe that Microsoft’s counterclaims are without merit and intend to present a vigorous defense. At this time, we cannot forecast with reasonable certainty the potential costs associated with an adverse outcome with respect to Microsoft’s counterclaims.

In early February 2002, Sun and two of its subsidiaries received several charging letters from the United States Department of Commerce, Bureau of Industry and Security, Office of Export Enforcement (BIS) claiming that we had violated export control regulations. The letters relate to sales in 1998 in Egypt and in 1997 to a reseller in Hong Kong for subsequent resale in the People’s Republic of China. On April 16, 2003, the BIS provided us with a charging letter documenting nineteen additional charges, which involved alleged violations of certain record keeping requirements. The relevant export statutes provide for monetary penalties and in some cases denial of export privileges and exclusion from practice before the BIS if a violation is found. We are involved in ongoing settlement discussions with the BIS and continue to believe it is reasonably likely that we will reach a negotiated resolution. The BIS has submitted a settlement proposal which would include a monetary penalty and a suspended one-year denial of export privileges. BIS approval would be required for transactions involving export, re-export or transfer of items subject to the relevant export regulations and involving the specific entities involved in the Egyptian and People’s Republic of China transactions which were the subject of the original 2002 charging letters. We would be entitled to an administrative hearing in the event the BIS should allege that a further violation has taken place. In August 2003, we received verbal notice from the BIS that they were considering filing two additional charges, both of which would address alleged violations related to certain recordkeeping requirements with respect to certain exports to Syria. In order to fully investigate and address the possible new charges, we requested and received an extension of time until October 31, 2003 to file a formal response to all the charging letters or otherwise resolve the matters through a negotiated resolution. We are involved in ongoing settlement discussions with BIS and continue to believe it is reasonably likely that we will reach a negotiated resolution. However, absent a negotiated resolution, an administrative hearing would be set and, in such case, we would assert a vigorous defense. We believe that any monetary penalties would not have a material adverse effect on our financial position, results of operations or cash flows for any fiscal year or fiscal quarter. A denial of export privileges, including any revocation of the proposed suspended denial, would have a material adverse effect on our business.

13.    Stockholders’ Equity

Stockholders’ rights plan

We have adopted a share purchase rights plan to protect stockholders’ rights in the event of a proposed takeover not approved by our Board of Directors. Under the plan, a preferred share purchase right (a Right) is associated with each share of our common stock. Upon becoming exercisable, each Right will entitle its holder to purchase 1/10,000th of a share of Series A participating preferred stock of Sun, a designated series of preferred stock for which each 1/10,000th of a share has economic attributes and voting rights equivalent to one share of our common stock at an exercise price of $250, subject to adjustment. The Rights are not exercisable or transferable apart from the common stock until the earlier of: (1) the tenth day or a later date as determined by the Board after a public announcement that a person or group (an Acquiring Person) has acquired or obtained the right to acquire 10% or more (20% or more for an Acquiring Person who has filed a Schedule 13G in accordance with the Securities Act of 1934, a 13G Filer,) of our outstanding Common Shares, or: (2) the tenth business day (or a later date as determined by the Board) after a person or group publicly announces a tender or exchange offer for 10% or more of the outstanding Common Shares. Unless the Rights are redeemed, for example, in the event that an Acquiring Person acquires 10% or more (20% or more if the Acquiring Person is a 13G Filer) of our outstanding common stock, each Right not held by the Acquiring Person will entitle the holder to purchase for the exercise price that number of our shares of common stock having a market value equal to two times the exercise price. In the event that: (1) Sun is acquired in a merger or business combination in which we are not the surviving corporation or in which our common stock is exchanged for stock or assets of another entity, or: (2) 50% or more of our consolidated assets or earning power is sold, each Right not held by an Acquiring Person will entitle the holder to purchase for the exercise price that number of shares of common stock of the acquiring company having a market value equal to two times the exercise price. The Rights are redeemable, in whole but not in part, at Sun’s option, at $0.00125 per Right at any time on or before the fifth day (or such later day as determined by the Board) after an acquiring person has acquired or obtained the right to acquire 10% or more (20% or more if the Acquiring Person is a 13G Filer), of our outstanding common stock. Sun may, at its option, at any time after an Acquiring Person has acquired or obtained the right to acquire 10% or more (20% or more if the Acquiring Person is a 13G Filer) of our common stock but before the Acquiring Person acquires or obtains the right to acquire 50% or more of our common stock, exchange each Right (other than Rights held by an Acquiring Person) for one share of our common stock. The Rights expire on July 25, 2012.

Common stock repurchase programs

In December 1990, the Board of Directors approved a systematic common stock repurchase program related to the 1990 Employee Stock Purchase Plan. In fiscal 2003, Sun did not repurchase any shares under this program, as compared with repurchases of 2 million shares at a cost of approximately $37 million in fiscal 2002 and 7 million shares at a cost of approximately $198 million in fiscal 2001.

In August 1996, the Board of Directors approved a systematic common stock repurchase program related to the 1990 Long-Term Equity Incentive Plan. In June 1999, the Board renewed this repurchase plan for an additional three years. In fiscal 2002, we repurchased 50 million shares at a cost of approximately $407 million under this program, as compared with 18 million shares at a cost of approximately $501 million in 2001. This Plan expired in June 2002.

In February 2001, the Board of Directors authorized a new opportunistic stock repurchase program to acquire shares in the open market at any time. In fiscal 2003, we repurchased 126 million shares at a cost of approximately $499 million under this program, as compared with 12 million shares at a cost of approximately $148 million in fiscal 2002 and 34 million shares at a cost of approximately $622 million in fiscal 2001.

When treasury shares are reissued, any excess proceeds over the average acquisition cost of the shares are recorded as additional paid-in-capital. Any excess of the average acquisition cost of the shares over the proceeds from reissuance is charged to additional paid-in-capital to the extent of previous credits on similar transactions, with any remaining amounts charged to retained earnings.

14.    Employee Benefit Plans

Stock option and incentive plans

Sun’s 1990 Long-Term Equity Incentive Plan and 1986 Equity Compensation Acquisition Plan provide the Board of Directors broad discretion in creating employee equity incentives. These plans authorize the grant of incentive stock options, in the case of the 1990 Incentive Plan, and non-statutory stock options, in the case of both plans, as well as certain other awards. In addition, these plans provide for issuance of non-statutory stock options to eligible employees to purchase common stock, at or below fair market value, at the date of grant, subject to certain limitations set forth in the plans. Options expire up to ten years from the date of grant or up to three months following termination of employment, whichever occurs earlier, and are exercisable at specified times prior to such expiration. Under the plans, common stock may also be issued pursuant to stock purchase agreements that grant Sun certain rights to repurchase the shares at their original issue price in the event that the employment of the employee is terminated prior to certain pre-determined vesting dates. In addition, shares of common stock may be sold at less than fair market value, which results in compensation expense equal to the difference between the market value on the date of grant and the purchase price. This expense is recognized over the vesting period of the shares. Sun’s 1988 Directors’ Stock Option Plan provides for the automatic grant of stock options to non-employee directors on the date such person initially becomes a director, and on the date of each annual meeting of stockholders to non-employee directors who are elected and who have served as a member of our Board of Directors for at least six months. These options are granted at fair market value on the date of grant, expire five years from the date of grant or three months following termination of service on the Board, whichever occurs earlier, and are exercisable at specified times prior to such expiration.

Information with respect to stock option and stock purchase rights activity is as follows (in millions, except per share amounts):

	Shares Available for Grant	Outstanding Options
		Number of Shares	Weighted Average Exercise Price

Balance at June 30, 2000	350	457	$12.79

Additional shares reserved	34	—	—

Grants and assumptions	(124)	124	27.03

Exercises	—	(63)	3.20

Cancellations	18	(18)	18.91

Balance at June 30, 2001	278	500	17.31

Additional shares reserved	50	—	—

Grants and assumptions	(119)	119	9.18

Exercises	—	(28)	2.80

Cancellations	35	(35)	23.93

Balance at June 30, 2002	244	556	15.86

Additional shares reserved	135	—	—

Grants and assumptions	(112)	115	3.72

Exercises	—	(26)	1.74

Cancellations	55	(58)	17.54

Plan expiration	(17)	—	—

Balance at June 30, 2003	305	587	$13.95

The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2003 (shares and aggregate intrinsic value in millions):

	Outstanding Options					Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Potential Dilution	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Potential Dilution

$0.01 - $4.65	192	5.0	$3.38	$244	5.9%	84	$2.87	$149	2.6%

$4.65 - $5.01	4	4.4	4.84	—	0.1%	3	4.77	—	0.1%

$5.02 - $10.00	159	5.1	7.33	—	4.9%	83	6.33	—	2.6%

$10.01 - $15.00	49	5.0	12.62	—	1.5%	29	12.67	—	0.9%

$15.01 - $20.00	86	5.5	17.94	—	2.7%	39	17.81	—	1.2%

$20.01 - $40.00	51	4.9	37.65	—	1.6%	31	37.64	—	1.0%

$40.01 - $108.38	46	5.1	49.88	—	1.4%	23	49.17	—	0.7%

	587	5.1	$13.95	$244	18.1%	292	$14.16	$149	9.1%

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Sun’s closing stock price of $4.65 at June 30, 2003, and the exercise price, times the number of shares) that would have been received by the option holder had all option holders exercised their options on June 30, 2003. This amount changes based on the fair market value of Sun’s stock.

At June 30, 2002, options to purchase 251 million shares were exercisable at a weighted average exercise price of $11.61. At June 30, 2001, options to purchase 195 million shares were exercisable at a weighted average exercise price of $7.62. At June 30, 2003, Sun retained repurchase rights to 3.4 million shares issued pursuant to stock purchase agreements and other stock plans at a weighted average price of approximately $0.01.

Potential dilution is computed by dividing the options in the related range of exercise prices by the shares of common stock issued, adjusted by treasury stock, as of June 30, 2003 (3,236 million shares).

The 587 million options outstanding have vested or will vest as follows (in millions):

	2003 and Prior	2004	2005	2006	2007	2008 and Thereafter	Total

Number of Options	292	92	80	59	42	22	587

As of June 30, 2003, Sun had approximately 892 million shares of common stock reserved for future issuance under its stock plans.

Employee stock purchase plan

To provide employees with an opportunity to purchase Sun common stock through payroll deductions, Sun established the 1990 Employee Stock Purchase Plan (ESPP). Under the ESPP, Sun employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is less. Sun issued approximately 51.6 million, 20.7 million, and 10.2 million shares of common stock in fiscal 2003, 2002, and 2001, respectively, under the ESPP. At June 30, 2003, approximately 43.2 million shares remained available for future issuance.

Employee 401(k) plan

Sun has a 401(k) plan known as the Sun Microsystems, Inc. Tax Deferred Retirement Savings Plan (Plan). The Plan is available to all regular employees on Sun’s U.S. Payroll and provides employees with tax deferred salary deductions and alternative investment options. The Plan does not provide employees with the option to invest in Sun’s common stock. Employees may contribute up to 16% of their salary, subject to certain limitations. Sun matches employees’ contributions to the Plan at a maximum of 4% of eligible compensation up to the annual maximum of $6,800. We expensed $78 million, $83 million, and $93 million in the fiscal years ended June 30, 2003, 2002, and 2001, respectively, for our contributions to the Plan. Sun’s contributions to the Plan vest 100% upon contribution.

15.    Industry Segment, Geographic, and Customer Information

We design, manufacture, market, and service network computing infrastructure solutions that consist of computer systems (hardware and software) and network storage systems. Effective July 1, 2002, we changed our organization structure from a divisional to a primarily functional structure. Under our new structure, our Chairman of the Board of Directors, President and Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131). The CODM is managing our company based primarily on broad functional categories of sales, services, manufacturing, product development and engineering and marketing and strategy. The CODM reviews consolidated financial information on revenues and gross margins for products and services. The CODM also reviews operating expenses certain of which have been allocated to our two segments.

As a result of the change in organizational structure from a divisional to primarily a functional structure, and the related change in financial reporting to the CODM, we operate in two segments: Product Group and Sun Services. Our Product Group segment comprises our end-to-end networking architecture of computing products including our Computer Systems and Network Storage product lines. In the Sun Services segment, we provide a full range of services to existing and new customers, including Support services and Professional and Educational services.

We have a Worldwide Operations (WWOPS) organization and a Global Sales Operations (GSO) organization that, respectively, manufacture and sell all our products. The CODM holds the GSO accountable for overall products and services revenue and margins on a consolidated level. GSO and WWOPS manage the majority of our accounts receivable and inventory, respectively. In addition, as part of the current organization structure, we also created a Marketing Strategy Organization (MSO) that is responsible for developing and executing Sun’s overall business strategy. With the formation of the MSO, the CODM looks to this functional organization for advertising, pricing and other marketing strategies for the products and services being delivered to market. Operating expenses (primarily sales, marketing and administrative) related to the GSO and the MSO are not allocated to the reportable segments and, accordingly, are included under the Other segment reported below.

For the year ended June 30, 2002, we disclosed the following reportable segments under SFAS 131: (1) Computer Systems and Network Storage, (2) Enterprise Services, (3) iPlanet and (4) Other. This was based on how the then CODM (our then President and Chief Operating Officer) managed our company, which included a review of revenues, cost of goods sold and operating expenses by division and reflected the accountability of the various divisions for revenues and operating expenses. Under the current organization structure, the Computer Systems and Network Storage and iPlanet segments have been eliminated. The entities that made up these segments have been reorganized as product engineering groups focused on Enterprise Systems Products, Volume Systems Products, Processor and Network Products, Network Storage Products and Software Products. The CODM holds these groups responsible for all product development and product engineering related matters. In addition, the CODM continues to evaluate the Sun Services segment (formerly Enterprise Services segment) based on its standalone contribution margin.

Segment information

The following table presents revenues, interdivision revenues, operating income (loss) and total assets for our segments for the three years ended June 30, 2003. The Other segment consists of certain functional groups that did not meet the requirements for a reportable segment as defined by SFAS 131, such as GSO and MSO and other miscellaneous functions such as Corporate (in millions):

	Product Group	Sun Services	Other	Total

2003

Revenues	$7,793	$3,641	$—	$11,434

Interdivision revenues	625	478	(1,103)	—

Operating income (loss)	1,206	1,193	(5,123)	(2,724)

Total Assets	613	469	11,903	12,985

2002

Revenues	$9,093	$3,403	$—	$12,496

Interdivision revenues	686	481	(1,167)	—

Operating income (loss)	1,391	896	(3,535)	(1,248)

Total Assets	2,570	402	13,550	16,522

2001

Revenues	$15,015	$3,235	$—	$18,250

Interdivision revenues	699	472	(1,171)	—

Operating income (loss)	4,058	711	(3,458)	1,311

Total Assets	2,863	369	14,949	18,181

Product information

The following table provides external revenue for similar classes of products and services for the last three fiscal years (in millions). Our products classes comprise revenue from Computer Systems products and Network Storage products. Our services revenue consists of sales from two classes of services: (1) Support services which consists of maintenance contracts and (2) Professional and Educational services, which consists of technical consulting to help customers plan, implement, and manage distributed network computing environments and developing and delivering integrated learning solutions for enterprises, IT organizations, and individual IT professionals.

	2003	2002	2001

Computer Systems products	$6,243	$7,396	$12,389

Network Storage products	1,550	1,697	2,626

Total products revenue	$7,793	$9,093	$15,015

Support services	$2,844	$2,538	$2,188

Professional and Educational services	797	865	1,047

Total services revenue	$3,641	$3,403	$3,235

Customer information

Sales to General Electric Company (GE) and its subsidiaries in the aggregate accounted for approximately 11%, 12% and 13% of our fiscal 2003, 2002 and 2001 net revenues, respectively. Our Chairman of the Board of Directors, President and Chief Executive Officer, Scott G. McNealy, was a member of GE’s Board of Directors in fiscal 2002 and part of fiscal 2003. Mr. McNealy resigned from the GE Board of Directors as of January 1, 2003. More than 90% of the revenue attributed to GE was generated through GE subsidiaries acting as either a reseller or financier of our products. Sales through MRA Systems, Inc., a channel development partner and a GE subsidiary, consisted of 9%, 8% and 10% of net revenues in 2003, 2002 and 2001, respectively. As a channel development partner, MRA Systems, Inc.

acts as a distributor of our products to resellers who in turn sell those products to end-users. No other customer accounted for more than 10% of revenues. The revenues from GE are generated in the Product Group and Sun Services segments.

Geographic information

Sun’s significant operations outside the United States include manufacturing facilities, design centers, and sales offices in Europe, Middle East, and Africa (EMEA), as well as the Asia Pacific (APAC) and Americas-Other (Canada and Latin America) regions. Intercompany transfers between operating segments and geographic areas are primarily accounted for at prices that approximate arm’s length transactions. In fiscal 2003, 2002, and 2001, sales between segments are recorded at standard cost. Information regarding geographic areas at June 30, and for each of the years then ended, was as follows (in millions):

	United States	Americas — Other	Americas — Total	EMEA	APAC	Total
2003

Sales to unaffiliated customers	$5,048	$543	$5,591	$3,783	$2,060	$11,434

Long-lived assets (excluding investments and deferred tax assets)	3,828	73	3,901	1,992	105	5,998

Net assets	552	(33)	519	4,988	984	6,491

2002

Sales to unaffiliated customers	$5,935	$573	$6,508	$3,830	$2,158	$12,496

Long-lived assets (excluding investments and deferred tax assets)	4,638	34	4,672	533	125	5,330

Net assets	3,315	57	3,372	5,464	965	9,801

2001

Sales to unaffiliated customers	$8,779	$806	$9,585	$5,526	$3,139	$18,250

Long-lived assets (excluding investments and deferred tax assets)	4,890	36	4,926	512	132	5,570

Net assets	3,446	76	3,522	6,053	1,011	10,586

16.    Related Parties

We conduct transactions with two companies that are considered related parties. AOL Time Warner, Inc. (AOL) is considered a related party because James L. Barksdale, the former President and Chief Executive Officer of Netscape Communications Corporation is a member of the Board of Directors of both Sun and AOL. General Electric Company (GE) and its subsidiaries are considered a related party because our Chairman of the Board of Directors, President and Chief Executive Officer, Scott G. McNealy, was a member of GE’s Board of Directors in fiscal 2002 and part of fiscal 2003. Mr. McNealy resigned from the GE Board of Directors as of January 1, 2003, therefore, GE is no longer a related party. The amount of revenues and costs recognized for GE and AOL for the last three fiscal years are as follows (in millions):

	2003	2002	2001

Net revenues — GE	$1,311	$1,461	$2,462

Net revenues — AOL	34	169	154

Expenses — GE	12	49	56

Expenses — AOL	1	242	368

At June 30, accounts receivable and accounts payable balances with GE and AOL were as follows (in millions):

	2003	2002

Accounts receivable from GE	$277	$363

Accounts receivable from AOL	7	51

Accounts payable to GE	5	14

Accounts payable to AOL	—	—

17.    Subsequent Events

Acquisition of Pixo, Inc.

On July 15, 2003, Sun acquired Pixo, Inc. (Pixo), a corporation located in San Jose, California, by means of a merger. Pixo develops Java technology-based software serving the mobile devices market. We purchased Pixo for approximately $23 million in cash, including approximately $2 million in transaction costs. In accordance with SFAS 141, this transaction will be accounted for as a purchase business combination. The amount of purchase price in excess of the fair value of the acquired assets and liabilities will be recognized as goodwill.

Acquisition of CenterRun, Inc. (unaudited)

On August 20, 2003, Sun acquired CenterRun, Inc. (CenterRun), a corporation located in Redwood Shores, California, by means of a merger. CenterRun provides provisioning technology for the data center. We purchased CenterRun for approximately $65 million in cash and assumed stock options, including approximately $1 million in transaction costs. In accordance with SFAS 141, this transaction will be accounted for as a purchase business combination. The amount of purchase price in excess of the fair value of the acquired assets and liabilities will be recognized as goodwill.

18.    Quarterly Financial Data (unaudited)

Sun’s first three quarters in fiscal 2003 ended on September 29, December 29 and March 30 (in fiscal 2002, the quarters ended on September 30, December 30 and March 31). The fourth quarter ends on June 30.

The following tables contain selected unaudited Consolidated Statement of Operations data for each quarter of fiscal 2003 and 2002 (in millions, except per share amounts).

	Fiscal 2003 Quarter Ended
	June 30	March 30	December 29	September 29

Net revenues	$2,982	$2,790	$2,915	$2,747

Gross margin	1,304	1,243	1,263	1,132

Operating income (loss)	2	(11)	(2,504)	(211)

Net income (loss)	(1,039)	4	(2,283)	(111)

Earnings (loss) per common share(1):

Basic	$(0.32)	$0.00	$(0.72)	$(0.04)

Diluted	$(0.32)	$0.00	$(0.72)	$(0.04)

Weighted average shares outstanding:

Basic	3,219	3,193	3,181	3,168

Diluted	3,219	3,218	3,181	3,168

	Fiscal 2002 Quarter Ended
	June 30	March 31	December 30	September 30

Net revenues	$3,420	$3,107	$3,108	$2,861

Gross margin	1,414	1,307	1,139	1,056

Operating income (loss)	61	(148)	(766)	(395)

Net income (loss)	61	(37)	(431)	(180)
Earnings (loss) per common share(1):

Basic	$0.02	$(0.01)	$(0.13)	$(0.06)

Diluted	$0.02	$(0.01)	$(0.13)	$(0.06)
Weighted average shares outstanding:

Basic	3,245	3,245	3,239	3,240

Diluted	3,309	3,245	3,239	3,240

(1)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders, Sun Microsystems, Inc.

We have audited the accompanying consolidated balance sheets of Sun Microsystems, Inc. as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sun Microsystems, Inc. at June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective July 1, 2000, the Company changed their method of accounting for revenue recognition in accordance with guidance provided in SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Also, as discussed in Note 2 to the consolidated financial statements, effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/  Ernst & Young LLP

San Jose, California

July 21, 2003,

except for the last paragraph of Note 11, as to which the date is

September 26, 2003

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS	AND PROCEDURES

Evaluation of disclosure controls and procedures.    Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.    There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors is incorporated by reference from the information contained under the caption “Proposal 1 — Election of Directors” in our 2003 Proxy Statement for the 2003 Annual Meeting of Stockholders. Information regarding current executive officers found under the caption “Executive Officers of the Registrant” in Part I hereof is also incorporated by reference into this Item 10. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption “Executive Compensation — Section 16(a) beneficial ownership reporting compliance” in our 2003 Proxy Statement.

ITEM 11. EXECUTIVE	COMPENSATION

The information required by this item is incorporated by reference from the information contained under the captions “Proposal 1 — Election of Directors — Director compensation” and “Executive Compensation” in our 2003 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2003 Proxy Statement.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained under the captions “Proposal 1 — Election of Directors — Compensation committee interlocks and insider participation,” “Executive Compensation — Summary Compensation Table,” “— Executive Officer change-in-control arrangements,” “— Deferred compensation arrangements” and “— Certain transactions with officers and members of the Board” in our 2003 Proxy Statement.

PART IV

ITEM 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.    Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 51 of this report.

2.    Financial Statement schedules: See Schedule II on Page 95 of this report.

3.    Exhibits:

Exhibit Number	Description
3.1	Registrant’s Restated Certificate of Incorporation.

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant dated November 8, 2000.

3.3	Amended and Restated Certificate of Designations dated December 13, 2000.

3.4	Bylaws of the Registrant, as amended May 21, 2003.

4.8	Third Amended and Restated Shares Rights Agreement dated July 25, 2002.

4.10	Indenture, dated August 1, 1999 (the “Indenture”) between Registrant and The Bank of New York, as Trustee.

4.11	Form of Subordinated Indenture.

4.12	Officers’ Certificate Pursuant to Section 301 of the Indenture, without exhibits, establishing the terms of Registrant’s Senior Notes.

4.13	Form of Senior Note.

10.64	Registrant’s 1988 Directors’ Stock Option Plan, as amended on August 11, 1999.

10.65	Registrant’s 1990 Employee Stock Purchase Plan, as amended on August 13, 1997.

10.66	Registrant’s 1990 Long-Term Equity Incentive Plan, as amended on September 17, 2002.

10.66A	Representative form of agreement to Registrant’s 1990 Long-Term Equity Incentive Plan (LTEIP).

10.66B	French Sub-Plan to 1990 Long Term Equity Incentive Plan.

10.84	Registrant’s Non-Qualified Deferred Compensation Plan, as amended June 30, 2002.

10.85	Registrant’s Section 162(m) Executive Officer Performance-Based Bonus Plan, as amended and restated July 1, 2001.

10.87	Registrant’s Equity Compensation Acquisition Plan, as amended on July 25, 2002.

10.89	Form of Change of Control Agreement executed by each executive officer of Registrant.

10.90	Form of Change of Control Agreement executed by Chief Executive Officer of Registrant.

10.96	Promissory Notes issued by Jonathan I. Schwartz dated October 29, 2001 (“Note 1”), Promissory Note issued by Jonathan I. Schwartz dated June 28, 2002 (“Note 2”), cancellation of Notes 1 and 2 dated July 18, 2002, and Promissory Note issued by Jonathan I. Schwartz on July 19, 2002.

10.97	Retirement Transition Agreement dated April 30, 2002, and Resignation dated September 17, 2002, between the Registrant and Michael Lehman.

10.100	Retirement Transition Agreement dated July 25, 2002 between the Registrant and John Shoemaker.

10.101	Employment Agreement dated January 3, 2001 between the Registrant and David Yen, as amended May 17, 2001.

10.102	Retention Bonus Agreement dated September 5, 2002 between the Registrant and Patricia Sueltz.

10.104	Form of Indemnification Agreement executed by each Board member of Registrant.

10.105	Registrant’s 1989 French Stock Option Plan, as amended December 23, 2002.

21.1	Subsidiaries of Registrant

23.1	Consent of Ernst & Young LLP, Independent Auditors

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

(b) Reports	on Forms 8-K

We filed a report on Form 8-K with the Securities and Exchange Commission on April 16, 2003 furnishing our press release, dated April 16, 2003, announcing our financial results for the third fiscal quarter ended March 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 29, 2003	SUN MICROSYSTEMS, INC. Registrant

	By:	/s/ STEPHEN T. McGOWAN

(Stephen T. McGowan) Chief Financial Officer and Executive Vice President, Corporate Resources

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT G. McNEALY (Scott G. McNealy)	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	September 29, 2003

/s/ STEPHEN T. McGOWAN (Stephen T. McGowan)	Chief Financial Officer and Executive Vice President, Corporate Resources (Principal Financial and Accounting Officer)	September 29, 2003

/s/ JAMES L. BARKSDALE (James L. Barksdale)	Director	September 29, 2003

/s/ L. JOHN DOERR (L. John Doerr)	Director	September 29, 2003

/s/ JUDITH L. ESTRIN (Judith L. Estrin)	Director	September 29, 2003

/s/ ROBERT J. FISHER (Robert J. Fisher)	Director	September 29, 2003

/s/ MICHAEL E. LEHMAN (Michael E. Lehman)	Director	September 29, 2003

/s/ ROBERT L. LONG (Robert L. Long)	Director	September 29, 2003

/s/ M. KENNETH OSHMAN (M. Kenneth Oshman)	Director	September 29, 2003

/s/ NAOMI O. SELIGMAN (Naomi O. Seligman)	Director	September 29, 2003

/s/ LYNN E. TURNER (Lynn E. Turner)	Director	September 29, 2003

SCHEDULE II

SUN MICROSYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-off	Balance at End of Year
	(In millions)
Fiscal year ended June 30, 2001: Bad debt reserves	$130	$25	$44	$111

Fiscal year ended June 30, 2002: Bad debt reserves	$111	$46	$43	$114

Fiscal year ended June 30, 2003: Bad debt reserves	$114	$37	$39	$112

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Registrant’s Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant dated November 8, 2000.

3.3(3)	Amended and Restated Certificate of Designations dated December 13, 2000.

3.4	Bylaws of the Registrant, as amended May 21, 2003.

4.8(4)	Third Amended and Restated Shares Rights Agreement dated July 25, 2002.

4.10(5)	Indenture, dated August 1, 1999 (the “Indenture”) between Registrant and The Bank of New York, as Trustee.

4.11(5)	Form of Subordinated Indenture.

4.12(5)	Officers’ Certificate Pursuant to Section 301 of the Indenture, without exhibits, establishing the terms of Registrant’s Senior Notes.

4.13(5)	Form of Senior Note.

10.64(6)	Registrant’s 1988 Directors’ Stock Option Plan, as amended on August 11, 1999.

10.65(7)	Registrant’s 1990 Employee Stock Purchase Plan, as amended on August 13, 1997.

10.66(8)	Registrant’s 1990 Long-Term Equity Incentive Plan, as amended on September 17, 2002.

10.66A(9)	Representative form of agreement to Registrant’s 1990 Long-Term Equity Incentive Plan (LTEIP).

10.66B(9)	French Sub-Plan to 1990 Long Term Equity Incentive Plan.

10.84(10)	Registrant’s Non-Qualified Deferred Compensation Plan, as amended June 30, 2002.

10.85(11)	Registrant’s Section 162(m) Executive Officer Performance-Based Bonus Plan, as amended and restated July 1, 2001.

10.87(12)	Registrant’s Equity Compensation Acquisition Plan, as amended on July 25, 2002.

10.89	Form of Change of Control Agreement executed by each executive officer of Registrant.

10.90	Form of Change of Control Agreement executed by Chief Executive Officer of Registrant.

10.96(13)	Promissory Notes issued by Jonathan I. Schwartz dated October 29, 2001 (“Note 1”), Promissory Note issued by Jonathan I. Schwartz dated June 28, 2002 (“Note 2”), cancellation of Notes 1 and 2 dated July 18, 2002, and Promissory Note issued by Jonathan I. Schwartz on July 19, 2002.

10.97(12)	Retirement Transition Agreement dated April 30, 2002, and Resignation dated September 17, 2002, between the Registrant and Michael Lehman.

10.100(12)	Retirement Transition Agreement dated July 25, 2002 between the Registrant and John Shoemaker.

10.101(12)	Employment Agreement dated January 3, 2001 between the Registrant and David Yen, as amended May 17, 2001.

10.102(12)	Retention Bonus Agreement dated September 5, 2002 between the Registrant and Patricia Sueltz.

10.104(12)	Form of Indemnification Agreement executed by each Board member of Registrant.

10.105(14)	Registrant’s 1989 French Stock Option Plan, as amended December 23, 2002.

21.1	Subsidiaries of Registrant

23.1	Consent of Ernst & Young LLP, Independent Auditors

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

(1)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended March 29, 1998.
(2)	Incorporated by reference as Exhibit 3.5 to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 2000.
(3)	Incorporated by reference as Exhibit 2.2 to Registrant’s Form 8-A/A filed December 20, 2000.
(4)	Incorporated by reference to Registrant’s Form 8-A/A filed September 26, 2002.
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 6, 1999.
(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999.
(7)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed on November 20, 1997.
(8)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed November 20, 2002.
(9)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.
(10)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.
(11)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
(12)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.
(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 9, 2002.
(14)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed on February 3, 2003.