Form 10-Q
period 2003-09-28
SUN MICROSYSTEMS INC
filed 2003-11-12
CIK 709519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☒    NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2003
Common Stock - $0.00067 par value	3,266,763,548

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share amounts)

	Three Months Ended
	September 28, 2003	September 29, 2002
Net revenues:
Products	$1,634	$1,880
Services	902	867

Total net revenues	2,536	2,747
Cost of sales:
Cost of sales-products	965	1,093
Cost of sales-services	555	522

Total cost of sales	1,520	1,615

Gross margin	1,016	1,132
Operating expenses:
Research and development	467	437
Selling, general and administrative	798	882
Restructuring charges	1	24
Purchased in-process research and development	1	—

Total operating expenses	1,267	1,343

Operating loss	(251)	(211)
Loss on equity investments, net	(25)	(31)
Interest income, net	21	39

Loss before income taxes	(255)	(203)
Provision (benefit) for income taxes	31	(92)

Net loss	$(286)	$(111)

Net loss per common share-basic and diluted	$(0.09)	$(0.04)

Shares used in the calculation of net loss per common share - basic and diluted	3,235	3,168

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	September 28, 2003	June 30, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,481	$2,015
Short-term marketable debt securities	1,039	1,047
Accounts receivable, net.	1,905	2,381
Inventories	426	416
Deferred and prepaid tax assets	132	133
Prepaid expenses and other current assets	758	787

Total current assets	5,741	6,779
Property, plant and equipment, net	2,152	2,267
Long-term marketable debt securities	3,006	2,679
Goodwill	389	326
Other acquisition-related intangible assets, net	94	91
Other non-current assets, net	731	843

	$12,113	$12,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$263	$—
Accounts payable	780	903
Accrued payroll-related liabilities	524	479
Accrued liabilities and other	869	1,027
Deferred revenues	1,214	1,453
Warranty reserve	259	267

Total current liabilities	3,909	4,129

Long-term debt	1,215	1,531
Long-term deferred revenues	462	450
Other non-current obligations	364	384
Total stockholders’ equity	6,163	6,491

	$12,113	$12,985

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Three Months Ended
	September 28, 2003	September 29, 2002
Cash flows from operating activities:
Net loss	$(286)	$(111)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	194	241
Amortization of acquisition-related other intangible assets and unearned equity compensation	24	31
Tax benefits from employee stock plans	—	2
Deferred taxes	—	(92)
Loss on equity investments, net	25	31
Purchased in-process research and development	1	—
Changes in operating assets and liabilities:
Accounts receivable, net	470	612
Inventories	(11)	82
Prepaid and other assets	39	(82)
Accounts payable	(126)	(246)
Other liabilities	(379)	(286)

Net cash provided by (used in) operating activities	(49)	182

Cash flows from investing activities:
Purchases of marketable debt securities	(3,491)	(1,245)
Proceeds from sales of marketable debt securities	3,156	1,387
Proceeds from maturities of marketable debt securities	—	111
Proceeds from sales (purchases) of equity investments	2	(1)
Acquisition of property, plant and equipment, net	(55)	(83)
Acquisition of spare parts and other assets	(19)	(44)
Payments for acquisitions, net of cash acquired	(85)	1

Net cash provided by (used in) investing activities	(492)	126

Cash flows from financing activities:
Acquisition of common stock	—	(499)
Proceeds from issuance of common stock, net	7	4
Principal payments on borrowings and other obligations	—	(201)

Net cash provided by (used in) financing activities	7	(696)

Net decrease in cash and cash equivalents	(534)	(388)
Cash and cash equivalents, beginning of period	2,015	2,024

Cash and cash equivalents, end of period	$1,481	$1,636

Supplemental disclosures of cash flow information:
Interest paid (net of interest received from swap agreements of $36 million and $36 million, respectively)	$13	$20

Income taxes paid (net of refunds of $60 million and $7 million, respectively)	$42	$26

Supplemental schedule of noncash investing activities:
Stock and options issued in connection with acquisitions	$1	$27

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal year

Sun’s first three quarters in fiscal year 2004 end on September 28, December 28, and March 28. In fiscal year 2003 the quarters ended on September 29, December 29, and March 30. The fourth quarter in all fiscal years ends on June 30.

Basis of Presentation

The accompanying condensed consolidated financial statements (Interim Financial Statements) include the accounts of Sun and its subsidiaries. Intercompany accounts and transactions have been eliminated.

These Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information, the rules and regulations of the Securities and Exchange Commission for interim financial statements and accounting policies, consistent, in all material respects, with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003. These Interim Financial Statements are unaudited but reflect all adjustments (consisting of normal recurring adjustments) management considers necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated balance sheet as of June 30, 2003 has been derived from the audited consolidated balance sheet as of that date. The information included in this report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2003, filed with the Securities and Exchange Commission on September 29, 2003.

Computation of net loss per common share

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

If we had earned a profit during the three months ended September 28, 2003 and September 29, 2002, we would have added 25 million and 33 million common equivalent shares, respectively, to our basic weighted-average shares outstanding to compute the diluted weighted average shares outstanding.

Stock Option Plans

Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” permits companies to measure compensation cost of stock-based awards based on their estimated fair value at the date of grant and recognize that amount over the related service period. We believe the existing stock option valuation models do not necessarily provide a transparent measure of the fair value of stock-based awards. Therefore, as permitted by SFAS 148, we apply the existing accounting rules under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. In general, as the exercise price of all options granted under our stock option plans is equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in net income (loss). In addition, under these plans, options to purchase shares of common stock may be granted at less than fair market value, which results in compensation expense equal to the difference between the market value on the date of grant and the purchase price. This expense is recognized in net income (loss) over the vesting period of the shares. As required by SFAS 148, we provide pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

The fair value of the following stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended September 28, 2003 and September 29, 2002, respectively:

	Options		Employee Stock Purchase Plan
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Expected life (in years)	6.5	6.7	0.5	0.5
Interest rate	3.20%	3.89%	1.12%	1.89%
Volatility	66.96%	64.64%	60.50%	91.00%
Dividend yield	—	—	—	—

The estimated weighted-average fair value at the grant date for options granted under Sun’s various stock option plans during the three months ended September 28, 2003 and September 29, 2002 was $2.51 and $2.41 per option, respectively. The estimated weighted-average fair value at the date of grant for shares granted under the Employee Stock Purchase Plan during the three months ended September 28, 2003 and September 29, 2002 was $0.99 and $2.57 per option, respectively.

If the fair values of the options granted during a fiscal year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant, stock-based compensation costs would have impacted our pretax loss, after tax loss and earnings per common share, as follows (in millions, except per share amounts):

	Three Months Ended
	September 28, 2003	September 29, 2002
Pro forma net loss:
Net loss after tax	$(286)	$(111)
Add: stock-based compensation costs included in reported net loss (net of tax effects of none and $4, respectively)	10	6
Deduct: stock-based compensation costs (net of tax effects of none and $105, respectively) under SFAS 123	(222)	(162)

Pro forma net loss after tax	$(498)	$(267)
Pro forma basic and diluted net loss per common share:
Pro forma shares used in the calculation of pro forma net loss per common share basic and diluted	3,235	3,168
Pro forma net loss per common share basic and diluted	$(0.15)	$(0.08)
Reported net loss per common share basic and diluted	$(0.09)	$(0.04)

Recent pronouncements

In January 2003, the Financial Accounting Standard Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. This interpretation applies immediately to VIEs created after January 31, 2003. It also applies in the first fiscal year or interim period ending after December 15, 2003, to VIEs created before February 1, 2003 in which an enterprise holds a variable interest. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. We are currently in the process of completing our review of the requirements of FIN 46. However, we have not yet identified any entities that require disclosure or new consolidation as a result of FIN 46.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Elements” (EITF No. 00-21), which addresses certain aspects of accounting for arrangements that include multiple products or services. Specifically this issue states that in an arrangement with multiple deliverables, the delivered items should be considered a separate unit of accounting if: (1) the delivered items have value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered items, and (3) the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in the control of Sun. Additionally, the issue states that the consideration should be allocated among the separate units of accounting based upon their relative fair values. If there is objective and reliable evidence of the fair value of the undelivered items in an arrangement but no such evidence for the delivered items, then the residual method should be used to allocate the consideration. Under the residual method, the amount of consideration allocated to the delivered items equals the total consideration less the aggregate fair value of the undelivered items. Accordingly, the application of EITF No. 00-21 may impact the timing of revenue recognition as well as the allocation between products and services. The adoption of EITF No. 00-21 for transactions entered into after July 1, 2003 did not have a significant impact on our financial statements.

3. BUSINESS COMBINATIONS

We completed two acquisitions during the three months ended September 28, 2003. The acquisitions of Pixo, Inc. (Pixo) and CenterRun, Inc. (CenterRun) are described below. Our consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis. In accordance with SFAS 141, “Business Combinations”, these transactions were each accounted for as purchase business combinations.

Pixo

On July 15, 2003, we acquired Pixo, a corporation located in San Jose, California, by means of a merger. Pixo develops Java™ technology-based server software for the mobile device market. We purchased Pixo to strengthen our end-to-end Java content delivery solutions and to facilitate our ability to distribute all types of rich and compelling content to both mobile consumers and the mobile enterprise.

We purchased Pixo for approximately $23 million in cash, including approximately $2 million in transaction costs. The total purchase price was allocated as follows (in millions):

Goodwill	$17
Developed technology	4
Customer base and other intangibles	1
Purchased in-process research and development	1

Total	$23

The developed technology is being amortized on a straight-line basis over a three-year period and such amortization is included in cost of sales. Customer base and other intangibles are being amortized on a straight-line basis over a three-year period and such amortization is included in selling, general and administrative expenses.

CenterRun

On August 20, 2003, we acquired CenterRun, a corporation located in Redwood Shores, California, by means of a merger. CenterRun provides provisioning technology for data centers. We acquired CenterRun to enhance our N1™ product line offering. CenterRun was acquired by means of a merger pursuant to which all of the outstanding shares of capital stock of CenterRun were exchanged for cash. In addition, all outstanding options to purchase CenterRun common stock were converted into options to purchase shares of our stock.

We purchased CenterRun for approximately $64 million in cash and $1 million of assumed options, including approximately $1 million in transaction costs. The total purchase price of $65 million was allocated as follows (in millions):

Goodwill	$46
Developed technology	9
Customer base and other intangibles	4
Tangible assets acquired and net liabilities assumed	6

Total	$65

The developed technology is being amortized on a straight-line basis over a three-year period and such amortization is included in cost of sales. Customer base and other intangibles are being amortized on a straight-line basis over a three-year period and such amortization is included in selling, general and administration expenses.

4. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

At September 28, 2003, we had goodwill with a carrying value of $389 million. Information regarding our goodwill by reportable segment is as follows (in millions):

	Product Group			Sun Services			Total
	June 30, 2003	Additions	September 28, 2003	June 30, 2003	Additions	September 28, 2003	September 28, 2003
Goodwill	$240	$63	$303	$86	$—	$86	$389

Information regarding our other acquisition-related intangible assets is as follows (in millions):

	Gross Carrying Amount			Accumulated Amortization			Net
	June 30, 2003	Additions	September 28, 2003	June 30, 2003	Additions	September 28, 2003	September 28, 2003
Developed technology	$300	$13	$313	$(256)	$(8)	$(264)	$49
Customer base	43	5	48	(42)	(1)	(43)	5
Acquired workforce and other	74	—	74	(28)	(6)	(34)	40

	$417	$18	$435	$(326)	$(15)	$(341)	$94

Amortization expense of other acquisition-related intangible assets was $15 million for the three months ended September 28, 2003, and $24 million for the three months ended September 29, 2002.

Estimated amortization expense for acquisition-related intangible assets for the fiscal years ending June 30, are as follows (in millions):

2004 (including $15 million of amortization expense for the first quarter of fiscal 2004)	$53
2005	44
2006	11
2007	1

$109

5. BALANCE SHEET DETAILS

Inventories

Inventories consisted of the following (in millions):

	September 28, 2003	June 30, 2003
Raw materials	$133	$114
Work in process	73	75
Finished goods	220	227

	$426	$416

Warranty Reserve

We accrue for our products warranty costs at the time of shipment. The products warranty costs are estimated based upon our historical experience and specific identification of the products requirements.

The following table sets forth an analysis of the warranty reserve activity for the three months ended September 28, 2003 (in millions):

Balance at June 30, 2003	$267
Charged to costs and expenses	81
Utilization	(89)

Balance at September 28, 2003	$259

6. RESTRUCTURING CHARGES

We committed to restructuring plans in fiscal 2003 and 2002 (Fiscal 2003 Restructuring Plan and Fiscal 2002 Restructuring Plan, respectively) and a facility exit plan in fiscal 2001 (Fiscal 2001 Facility Exit Plan). We recorded initial restructuring charges in fiscal 2003, 2002 and 2001 based on assumptions and related estimates that we deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to the continued deterioration of the commercial real estate market, primarily in the U.S., and the final settlement of certain lease obligations, we have made appropriate adjustments to the initial restructuring charges recorded in fiscal 2003, 2002 and 2001. During the first quarter of fiscal 2004, we recorded a net charge of $1 million, primarily related to our Fiscal 2002 Restructuring Plan.

Our accrued liability for all plans of $346 million at September 28, 2003, was net of approximately $153 million of estimated sublease income to be generated from sublease contracts not yet negotiated. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties. While the amount we have accrued represents our best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, we may be required to reduce our estimated future sublease income and, accordingly, increase our estimated cost to exit certain facilities.

The following table sets forth an analysis of the restructuring accrual activity for the three months ended September 28, 2003 (in millions):

	Fiscal 2003 Restructuring Plan		Fiscal 2002 Restructuring Plan		Fiscal 2001 Facility Exit Plan	Total
	Severance and Benefits	Facilities Related	Severance and Benefits	Facilities Related	Facilities Related
Balance as of June 30, 2003	$24	$110	$—	$181	$60	$375
Provision adjustments	1	(1)	—	1	—	1
Cash paid	(10)	(5)	—	(7)	(6)	(28)
Non-cash charges	—	(1)	—	(1)	—	(2)

Balance as of September 28, 2003	$15	$103	$—	$174	$54	$346

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. Our accrual as of September 28, 2003 for abandoned leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2018. As of September 28, 2003, $110 million of the $346 million accrual was classified as current and the remaining $236 million was classified as non-current.

The above restructuring charges are based on estimates that are subject to change. Changes to the estimates have been reflected as “Provision adjustments” on the above table in the period the changes in estimates were made.

7. COMPREHENSIVE LOSS

The components of comprehensive loss, net of related taxes, were as follows (in millions):

	Three Months Ended
	September 28, 2003	September 29, 2002
Net loss	$(286)	$(111)
Change in unrealized value on investments, net	(2)	21
Change in unrealized fair value of derivative instruments, net	1	9
Translation adjustments, net	(59)	49

	$(346)	$(32)

The components of accumulated other comprehensive income (loss), net of related taxes, were as follows at (in millions):

	September 28, 2003	June 30, 2003
Unrealized gains on investments, net	$29	$31
Unrealized losses on derivative instruments, net	(19)	(20)
Cumulative translation adjustments, net	107	166

	$117	$177

8. INCOME TAX

For the first quarter of fiscal 2004, we recorded an income tax provision of $31 million. This tax provision was recorded for taxes due on income generated in certain state and foreign tax jurisdictions. Income tax benefits have been recorded on the quarter’s pre-tax loss and we have provided a full valuation allowance against such benefits.

9. INDUSTRY SEGMENTS

We design, manufacture, market and service network computing infrastructure solutions that consist of computer systems (hardware and software) and network storage systems. Our organization is primarily structured in a functional manner. Our Chairman of the Board of Directors, President and Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131). The CODM is managing our company based primarily on broad functional categories of sales, services, manufacturing, product development and engineering and marketing and strategy. The CODM reviews consolidated financial information on revenues and gross margins for products and services. The CODM also reviews operating expenses certain of which have been allocated to our two segments.

We operate in two segments: Product Group and Sun Services. Our Product Group segment comprises our end-to-end networking architecture of computing products including our Computer Systems and Network Storage product lines. In the Sun Services segment, we provide a full range of services to existing and new customers, including Support services and Professional and Educational services.

We have a Worldwide Operations (WWOPS) organization and a Global Sales Operations (GSO) organization that, respectively, manufacture and sell all our products. The CODM holds the GSO accountable for overall products and services revenue and margins on a consolidated level. GSO and WWOPS manage the majority of our accounts receivable and inventory, respectively. In addition, we have a Marketing Strategy Organization (MSO) that is responsible for developing and executing Sun’s overall business strategy. The CODM looks to this functional organization for advertising, pricing and other marketing strategies for the products and services being delivered to market. Operating expenses (primarily sales, marketing and administrative) related to the GSO and the MSO are not allocated to the reportable segments and, accordingly, are included under the Other segment reported below.

Segment information

The following table presents revenues, interdivision revenues and operating income (loss) for our segments. The Other segment consists of certain functional groups that did not meet the requirements for a reportable segment as defined by SFAS 131, such as GSO and MSO and other miscellaneous functions such as Corporate (in millions):

	Product Group	Sun Services	Other	Total
Three Months Ended September 28, 2003
Revenues	$1,634	$902	$—	$2,536
Interdivision revenues	148	110	(258)	—
Operating income (loss)	153	258	(662)	(251)
Three Months Ended September 29, 2002
Revenues	$1,880	$867	$—	$2,747
Interdivision revenues	136	121	(257)	—
Operating income (loss)	259	254	(724)	(211)

10. LEGAL PROCEEDINGS

On February 11, 2002, Eastman Kodak Company (Kodak) filed a civil lawsuit against us, Eastman Kodak Company v. Sun Microsystems, Inc., Civil Action No. 02-CV-6074, in the United States District Court for the Western District of New York. On March 22, 2002, Kodak filed a First Amended Complaint, which asserts that some of our products, including those relating to our Java technology, infringe one or more claims of U.S. Patent No. 5,206,951, U.S. Patent No. 5,421,012, and U.S. Patent No. 5,226,161 (collectively, the Kodak Patents). Kodak further alleges that we have contributed to and induced infringement of one or more claims of the Kodak Patents. Kodak seeks injunctive relief against future infringement, unspecified damages for past infringement, and attorney’s fees and costs. We have filed an Answer with the court, denying infringement of any valid and enforceable claim of any of the Kodak Patents. We also filed counter-claims, seeking a declaratory judgment of noninfringement, invalidity and/or unenforceability of the Kodak Patents. We further allege that Kodak’s claims are barred in whole or in part by the doctrines of estoppel, laches and patent exhaustion, and that we have license and/or sublicense rights to the Kodak Patents. On October 22, 2003, the court issued a “Markman” ruling, which describes the court’s construction of the Kodak Patents. The ruling governs only the construction of the disputed patent claims. It does not determine whether those claims are valid or whether any Sun product infringes those claims. Trial has not yet been scheduled. Based on the court’s patent claim construction, our analysis of the Kodak patent claims, applicable law, and discussions over many months with Kodak, we continue to believe that our products do not infringe any valid and enforceable Kodak Patent and, accordingly, we will defend ourselves and pursue our counterclaims vigorously. At this time, we cannot forecast with reasonable certainty the potential costs associated with an adverse outcome of this matter.

On March 8, 2002, we filed suit against Microsoft Corporation (Microsoft) in the United States District Court for the Northern District of California, pursuant to United States and State of California antitrust and other laws. In our complaint and as modified in subsequent filings, we allege that Microsoft has engaged in illegal conduct, including efforts to acquire, maintain and expand a number of illegal monopolies; illegal tying arrangements; illegal exclusive dealings; copyright infringement; unreasonable restraints of trade; and unfair competition. We have requested various remedies, including (1) preliminary injunctions requiring Microsoft to distribute our binary implementation of the Java Runtime Environment as part of Windows XP and Internet Explorer (“must carry” remedy) and to stop the unlicensed distribution of Microsoft’s Virtual Machine for Java technology

(“copyright infringement” remedy); (2) a permanent injunction to restore competition to the markets in which Microsoft is unlawfully attempting to acquire, maintain and expand a number of monopolies; and (3) compensation for losses we have suffered as a result of Microsoft’s unlawful actions. The case was transferred to the District of Maryland and combined for pretrial proceedings with other cases against Microsoft, in the case entitled Microsoft Corp. Windows Operating System Antitrust Litigation, MDL-1332. At the conclusion of the pretrial proceedings, the case will return for trial to the Northern District of California. On June 26, 2003, a three-judge panel of the Court of Appeals reversed and remanded a ruling granting our requested “must carry” preliminary injunction, and upheld a ruling granting our requested “copyright infringement” preliminary injunction. In February 2003, Microsoft filed four counterclaims against Sun alleging unfair competition and breach of a settlement agreement regarding Java. The presiding judge dismissed two of those claims. On October 29, 2003, the Court of Appeals heard, but has not yet ruled upon, an appeal by Microsoft regarding the extent to which Microsoft will be precluded from contesting findings made against it in the United States’ antitrust case. Discovery is ongoing. The case has not been scheduled for trial. We believe that Microsoft’s counterclaims are without merit and intend to present a vigorous defense. At this time, we cannot forecast with reasonable certainty the potential costs associated with an adverse outcome with respect to Microsoft’s counterclaims.

In early February 2002, Sun and two of its subsidiaries received several charging letters from the United States Department of Commerce, Bureau of Industry and Security, Office of Export Enforcement (BIS) claiming that we had violated export control regulations. The letters relate to sales in 1998 in Egypt and in 1997 to a reseller in Hong Kong for subsequent resale in the People’s Republic of China. On April 16, 2003, the BIS provided us with notice of nineteen additional proposed charges, which involved alleged violations of certain record keeping requirements on export licenses to various countries. The relevant export statutes provide for monetary penalties and in some cases denial of export privileges and exclusion from practice before the BIS if a violation is found. The BIS has submitted a settlement proposal, which would include a monetary penalty and a suspended one-year denial of export privileges. The proposed denial would not be enforced if there were no violations during the one year suspension period. In addition, BIS approval would be required for transactions involving export, re-export or transfer of items subject to the relevant export regulations and involving the specific entities involved in the Egyptian and People’s Republic of China transactions which were the subject of the original 2002 charging letters. We would be entitled to an administrative hearing in the event the BIS should allege that a further violation has taken place. In August 2003, we received verbal notice from the BIS that they were considering filing two additional charges, both of which would address alleged violations related to certain record keeping requirements with respect to past exports to Syria. The BIS has since informed us that they do not intend to bring a charge with respect to one of the two alleged violations, and has proposed that Sun agree to pay a small monetary penalty to settle the charge related to the other violation. In order to fully investigate and address all these matters, we requested and received an extension of time until December 1, 2003 to file a formal response to all the charging letters or otherwise resolve the matters through a negotiated resolution. We are involved in ongoing settlement discussions with the BIS and continue to believe it is reasonably likely that we will reach a negotiated resolution. Absent a negotiated resolution, an administrative hearing would be set and, in such case, we would assert a vigorous defense. We believe that any monetary penalties would not have a material adverse effect on our financial position, results of operations or cash flows for any fiscal year or fiscal quarter. A denial of export privileges, including any revocation of the proposed suspended denial, would have a material adverse effect on our business.

11. RELATED PARTIES

We conduct transactions with two companies that are or were considered related parties. Time Warner, Inc. (formerly AOL Time Warner) is considered a related party because James L. Barksdale, the former President and Chief Executive Officer of Netscape Communications Corporation is a member of the Board of Directors of both Sun and Time Warner. General Electric Company (GE) and its subsidiaries was considered a related party because our Chairman of the Board of Directors, President and Chief Executive Officer, Scott G. McNealy, was a member of GE’s Board of Directors until January 1, 2003 when he resigned from the GE Board of Directors. Therefore, in fiscal 2004, GE is no longer considered a related party. The amount of revenues and costs recognized for GE and Time Warner are as follows (in millions):

	Three Months Ended
	September 28, 2003		September 29, 2002
Net revenues — GE	N/A	(1)	291
Net revenues — Time Warner	12		6
Expenses — GE	N/A	(1)	2
Expenses — Time Warner	—		1

Accounts receivable and accounts payable balances with GE and AOL were as follows at (in millions):

	September 28, 2003		June 30, 2003
Accounts receivable from GE	N/A	(1)	277
Accounts receivable from Time Warner	11		7
Accounts payable to GE	N/A	(1)	5
Accounts payable to Time Warner	—		—

(1)	In fiscal 2004, GE is no longer considered a related party.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Stockholders, Sun Microsystems, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sun Microsystems, Inc. as of September 28, 2003, and the related condensed consolidated statements of operations for the three-month periods ended September 28, 2003 and September 29, 2002, and the condensed consolidated statements of cash flows for the three-month periods ended September 28, 2003 and September 29, 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Sun Microsystems, Inc. as of June 30, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated July 21, 2003 (except for the last paragraph of Note 11, as to which the date is September 26, 2003), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  Ernst & Young LLP

San Jose, California

October 15, 2003

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements related to our expectations regarding component cost reductions, our expectations as to cash expenditures relating to workforce reductions, our belief that we continue to make substantial progress related to the development and commercialization of acquired technologies, our estimate for full year tax provision, inventory management continuing to be an area of focus, our expectation to generate positive cash flow from operations for the full fiscal year ending June 30, 2004, our long-term strategy to maintain a minimum amount of cash and cash equivalents in subsidiaries and to invest the remaining amount of cash in interest bearing and highly liquid cash equivalents and marketable debt securities, our belief that we will not need to repatriate funds to our U.S. operations, our belief that the liquidity provided by existing cash, cash equivalents, marketable debt securities and cash generated from operations will provide sufficient capital to meet our requirements for at least the next 12 months, our belief that our level of financial resources is a significant competitive factor in our industry, our belief that the Kodak suit is without merit and our intent to defend ourselves and pursue counterclaims vigorously, our belief that the Microsoft counterclaims are without merit and our intent to present a vigorous defense, and our belief that we will be able to reach a negotiated resolution with the BIS.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in “RISK FACTORS,” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, increased competition, continued adverse economic conditions in the U.S. and internationally, including adverse economic conditions in the specific markets for our products, adverse business conditions, failure to design, develop and manufacture new products, lack of success in technological advancements, lack of acceptance of new products and services, unexpected changes in the demand for our products and services, the inability to successfully manage inventory pricing pressures, failure to reduce costs or improve operating efficiencies, changes to and compliance with international laws and regulations, currency fluctuations and our ability to attract, hire and retain key and qualified employees.

RESULTS OF OPERATIONS

Net Revenues

(dollars in millions)

	Three Months Ended		Change
	September 28, 2003	September 29, 2002
Computer Systems products	$1,282	$1,512	(15.2)%
Network Storage products	352	368	(4.3)%

Products net revenue	$1,634	$1,880	(13.1)%
Percentage of total net revenues	64.4%	68.4%
Support services	$731	$683	7.0%
Professional and Educational services	171	184	(7.1)%

Services net revenue	$902	$867	4.0%
Percentage of total net revenues	35.6%	31.6%
Total net revenue	$2,536	$2,747	(7.7)%

Due to the general weakening of the U.S. dollar in the first quarter of fiscal 2004, as compared with the corresponding period of fiscal 2003, our total net revenues for the quarter were favorably impacted by foreign exchange as compared with the first quarter of fiscal 2003. The net foreign currency impact to our total net revenues is difficult to precisely measure, however, our best estimate of the foreign exchange benefit in the first quarter of fiscal 2004 as compared with the corresponding period of fiscal 2003 approximated 3% on total net revenues.

Products Net Revenue

Products net revenue consists of revenue generated from the sale of Computer Systems and Network Storage products.

In the first quarter of fiscal 2004, our Computer Systems and Network Storage products net revenue decreased, as compared with the corresponding period of fiscal 2003, primarily as a result of an intense competitive environment in continued adverse macroeconomic conditions. During the first quarter of fiscal 2004, we responded to competitive pressures for both Computer Systems and Network Storage products with planned list price reductions and additional discounts which also negatively impacted our revenue.

Services Net Revenue

Services net revenue consists of revenue generated from Sun Services, which includes Support services, Professional and Educational services.

In the first quarter of fiscal 2004, the growth in services net revenue, as compared with the corresponding period of fiscal 2003, was due to an increase in revenue from Support services of approximately 7% or $48 million, partially offset by decreases in revenue from Professional and Educational services of approximately 7% or $13 million. Support services revenue, which represents over 75% of services net revenue for all periods presented, consists of maintenance contract revenue, which is recognized ratably over the contractual period. During the first quarter of fiscal 2004, as compared with the corresponding period of fiscal 2003, Support services revenue growth was primarily a result of: (1) an increase in the number of systems under contract (of approximately 4%) as we renewed contracts with existing customers and entered into new contracts in conjunction with the sales of new systems; and (2) an increased proportion of gold and silver service level contracts (which are higher priced service contracts). Professional and Educational services revenue is generated from technical consulting to help customers plan, implement, and manage distributed network computing environments and from development and delivery of integrated learning solutions for enterprises, IT organizations, and individual IT professionals. The Professional and Educational services revenue decrease during the first quarter of fiscal 2004 was due to a combination of: (1) a reduction in customers’ discretionary spending, and (2) the continuing decline in new product sales.

A significant portion of our services net revenue is generated by contracts related to new product sales; as a result, our services net revenue could be negatively impacted over time by decreases in our products revenues.

Net Revenues by Geographic Area

(dollars in millions)

	Three Months Ended
	September 28, 2003	September 29, 2002	Change
U.S	$1,162	$1,242	(6.4)%
Americas-Other (Canada and Latin America)	116	122	(4.9)%

Americas-Total	$1,278	$1,364	(6.3)%
Percentage of net revenues	50.4%	49.7%
EMEA (Europe, Middle East and Africa)	$822	$852	(3.5)%
Percentage of net revenues	32.4%	31.0%
APAC (Asia, Australia and New Zealand)	$436	$531	(17.9)%
Percentage of net revenues	17.2%	19.3%
Total net revenues	$2,536	$2,747	(7.7)%

	Three Months Ended
	September 28, 2003	September 29, 2002	Change
U.S	$1,162	$1,242	(6.4)%
Percentage of net revenues	45.8%	45.2%
International	$1,374	$1,505	(8.7)%
Percentage of net revenues	54.2%	54.8%
Total net revenues	$2,536	$2,747	(7.7)%

In the first quarter of fiscal 2004, our total net revenues decreased by 6.4% in the U.S. and 8.7% internationally, as compared with the corresponding period of fiscal 2003. The decrease in the U.S. and internationally is primarily the result of an intense competitive environment in continued adverse macroeconomic conditions.

The following table sets forth net revenues in countries or regions contributing significantly to changes in international net revenues this quarter:

(dollars in millions)

	Three Months Ended
	September 28, 2003	September 29, 2002	Change
Germany	$191	$216	(11.6)%
United Kingdom (UK)	$198	$198	—%
Northern Europe *	$127	$130	(2.3)%
Japan	$185	$250	(26.0)%

*	Northern Europe consists primarily of the Scandinavian countries, the Netherlands, Belgium, Luxembourg, Eastern European countries and Russia.

During the current fiscal period, we experienced lower revenue in Germany as compared with the corresponding period of fiscal 2003 primarily from reductions in the high-end system volume and an increase in the length of sales cycles. In the UK and Northern Europe, revenues remained relatively flat. Revenue from certain large projects and strong Support services revenue in these regions were largely offset by decreases in revenues due to the challenging economic conditions and intense competitive environments. The net foreign currency impact is difficult to precisely measure, however, our best estimate of the foreign exchange benefit in the first quarter of fiscal 2004 as compared with the corresponding period of fiscal 2003 approximated 8% on EMEA net revenues for the period.

Revenue in Japan declined during the first quarter of fiscal 2004 as compared with the first quarter of fiscal 2003. Economic conditions in Japan have declined substantially in recent years and we, together with our channel partners, have continued to experience intense competitive pressure when responding to the changing requirements of the Japanese market. If the adverse economic conditions in Japan continue or worsen and competition continues to intensify, our results of operations and cash flows could be further adversely affected.

Gross Margin

(dollars in millions)

	Three Months Ended
	September 28, 2003	September 29, 2002	Change
Products gross margin	$669	$787	(15.0)%
Percentage of products net revenue	40.9%	41.9%	(1.0	)pts
Services gross margin	$347	$345	0.6%
Percentage of services net revenue	38.5%	39.8%	(1.3	)pts
Total gross margin	$1,016	$1,132	(10.2)%
Percentage of net revenues	40.1%	41.2%	(1.1	)pts

Products Gross Margin

There are numerous factors that can influence the gross margin percentage including product mix, pricing, geography mix, the mix between sales to resellers and end-users, currency exchange rates, third-party costs (including both raw material and manufacturing costs), volume, warranty costs and charges related to excess and obsolete inventory. Many of these factors influence, or are interrelated with, other factors. As a result, it is difficult to precisely quantify the impact of each item individually. Accordingly, the following quantification of the reasons for the change in the products gross margin percentage are estimates only.

In the first quarter of fiscal 2004, as compared with the corresponding period of fiscal 2003, the 1.0 percentage point decrease in our products gross margin percentage was primarily the result of: (1) reductions in product pricing (planned list price reductions and sales discounting actions), negatively impacting products gross margin by approximately 7 percentage points; and (2) changes in the sales products mix, negatively impacting products gross margin by approximately 1 percentage point. These negative factors were substantially offset by component costs reductions and other cost reductions benefiting products gross margin by approximately 7 percentage points.

We have experienced significant component cost reductions over the last several years, which have benefited our products gross margin. However, in the first quarter of fiscal 2004, the additional cost reductions we were able to achieve were less than those achieved in prior periods. In the future, we do not expect to achieve the same level of additional cost reductions as we have achieved historically. In addition, should the pricing pressures associated with competition worsen, or the current global macroeconomic conditions remain unfavorable or deteriorate further affecting the demand for our products, products gross margin could be adversely impacted.

Services Gross Margin

Services gross margin percentage is influenced by numerous factors including services mix, pricing, geography mix, currency exchange rates and third-party costs. Many of these factors influence, or are interrelated with, other factors. As a result, it is difficult to precisely quantify the impact of each item individually. Accordingly, the following quantification of the reasons for the change in the services gross margin percentage are estimates only.

In the first quarter of fiscal 2004, as compared with the corresponding period of fiscal 2003, the 1.3 percentage points decrease in our services gross margin percentage reflected the impact of: (1) competitive pricing pressures, negatively impacting services gross margin by approximately 3 points; (2) increases in the amortization expenses on spares inventory, negatively impacting services gross margin by approximately 2 points; and (3) increase in third-party delivery costs, negatively impacting services gross margin by approximately 1 point. The impact of these unfavorable items on services gross margin in the first quarter of fiscal 2004, as compared with the corresponding period of fiscal 2003, was substantially offset by: (1) overall cost reductions, primarily from decreases in discretionary spending, and improved operating efficiencies across all lines of our services business, benefiting services gross margin by approximately 4 points; and (2) changes in services mix, due to Support services increasing as a percentage of total services net revenue (Support services generates a higher gross margin than Professional and Educational services), benefiting services gross margin by approximately 1 point.

Operating Expenses

(dollars in millions)

	Three Months Ended		Change
	September 28, 2003	September 29, 2002
Research and development	$467	$437	6.9%
Percentage of net revenues	18.4%	15.9%
Selling, general and administrative	$798	$882	(9.5)%
Percentage of net revenues	31.5%	32.1%
Restructuring charges	$1	$24	(95.8)%
Percentage of net revenues	0.0%	0.9%
Purchased in-process research and development	$1	$—	N/M
Percentage of net revenues	0.0%	—

During the first quarter of fiscal 2004, we implemented cost cutting measures in various business units, including the termination of certain employees. The total costs related to separation activities during the quarter were $25 million and were classified as research and development or selling, general and administrative expenses.

Research and Development (R&D) Expenses

During the first quarter of fiscal 2004, R&D expenses increased $30 million, as compared with the corresponding period of fiscal 2003. The increase was primarily the result of a $28 million increase in compensation costs primarily due to our fiscal 2003 acquisitions, annual salary adjustments generated during the third quarter of fiscal 2003 and separation costs from our R&D workforce rebalancing efforts.

Selling, General and Administrative (SG&A) Expenses

During the first quarter of fiscal 2004, SG&A expenses decreased $84 million, as compared with the corresponding period of fiscal 2003. The decrease was primarily the result of: (1) a $20 million reduction associated with lower headcount; (2) a $30 million decrease in discretionary spending in areas such as information technology and marketing; and (3) a $35 million decrease in depreciation and occupancy costs as a result of reductions in capital expenditures and facility exit plans.

Restructuring Charges

We committed to restructuring plans in fiscal 2003 and 2002 (Fiscal 2003 Restructuring Plan and Fiscal 2002 Restructuring Plan, respectively) and a facility exit plan in fiscal 2001 (Fiscal 2001 Facility Exit Plan). We recorded initial restructuring charges based on assumptions and related estimates that we deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to the continued deterioration of the commercial real estate market, primarily in the U.S., and the final settlement of certain lease obligations, we have made appropriate adjustments to the initial restructuring charges recorded in fiscal 2003, 2002 and 2001. During the first quarter of fiscal 2004, we recorded a net charge of $1 million related to our Fiscal 2002 Restructuring Plan.

Our accrued liability for all plans of $346 million at September 28, 2003, was net of approximately $153 million of estimated sublease income to be generated from sublease contracts not yet negotiated. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties. While the amount we have accrued represents our best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, we may be required to reduce our estimated future sublease income and, accordingly, increase our estimated cost to exit certain facilities.

The following table sets forth an analysis of the restructuring accrual activity for the three months ended September 28, 2003 (in millions):

	Fiscal 2003 Restructuring Plan		Fiscal 2002 Restructuring Plan		Fiscal 2001 Facility Exit Plan	Total
	Severance and Benefits	Facilities Related	Severance and Benefits	Facilities Related	Facilities Related
Balance as of June 30, 2003	$24	$110	$—	$181	$60	$375
Provision adjustments	1	(1)	—	1	—	1
Cash paid	(10)	(5)	—	(7)	(6)	(28)
Non-cash charges	—	(1)	—	(1)	—	(2)

Balance as of September 28, 2003	$15	$103	$—	$174	$54	$346

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. Our accrual as of September 28, 2003 for abandoned leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2018. As of September 28, 2003, $110 million of the $346 million accrual was classified as current and the remaining $236 million was classified as non-current.

The above restructuring charges are based on estimates that are subject to change. Changes to the estimates have been reflected as “Provision adjustments” on the above table in the period the changes in estimates were made.

Purchased In-Process Research and Development (IPRD)

Overview

In the first quarter of fiscal 2004, we acquired Pixo, Inc. and CenterRun, Inc. There was $1 million of purchased in-process research and development expenses (IPRD) in connection with the Pixo acquisition. There was no IPRD in the first quarter of fiscal 2003 associated with the acquisition of Afara Websystems, Inc. At the date of the Pixo acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and the IPRD had no alternative future uses. Accordingly, this IPRD amount was expensed on the acquisition date. See also Note 3 to the Condensed Consolidated Financial Statements.

Overall status of business combinations prior to fiscal 2004

With respect to acquisitions completed prior to fiscal 2004, we believe that the projections we used in performing our valuations for each acquisition are still valid in all material respects; however, we cannot assure you that the projected results will be achieved. We continue to make substantial progress related to the development and commercialization of acquired technologies. Although we have experienced delays in the completion of certain of our development efforts and their related commercialization, the expected total costs to complete such technologies have not materially increased, individually or in the aggregate. We periodically evaluate our product development timeline and modify our overall business plan in response to various factors. Modifications to our business plan include the reallocation of resources among various alternative development projects. The impact of delays in the realization of economic benefits related to acquired technologies, individually or in the aggregate, has not been material to our overall consolidated financial position or results of operations as of and for the quarter ended September 28, 2003.

Loss on Equity Investments

(dollars in millions)

	Three Months Ended		Change
	September 28, 2003	September 29, 2002
Loss on equity investments, net	$(25)	$(31)	19.4%
Percentage of net revenues	1.0%	1.1%

Our equity investments portfolio, which primarily consists of investments in publicly traded and privately-held technology companies, has continued to be negatively impacted by the adverse macroeconomic conditions, declining equity valuations in our investment portfolio and business failures of the privately-held technology companies in which we have invested during the first quarter of fiscal 2004. The loss on equity investments in the first quarter of fiscal 2004 of $25 million, as compared with the $31 million loss in the first quarter of fiscal 2003, was primarily related to a continuing decline in value of the portfolio that was considered other than temporary.

The privately-held technology companies in which we have invested are particularly vulnerable to the current adverse economic conditions and the continued low levels of investing activity in the private equity market place. If the current negative economic conditions persist, we may incur additional losses on our investments.

Interest Income, net

(dollars in millions)

	Three Months Ended		Change
	September 28, 2003	September 29, 2002
Interest income, net	$21	$39	(46.2)%
Percentage of net revenues	1.0%	1.4%

In the first quarter of fiscal 2004, interest income, net, decreased $18 million as compared with the first quarter of fiscal 2003. This decrease is primarily due to: (1) a combination of lower interest rates and lower cash and marketable debt securities balances (a decrease of $13 million); and (2) lower realized gains on the sale of certain marketable debt securities.

The average duration of our portfolio of marketable securities decreased to 0.78 year in the first quarter of fiscal 2004 from 0.88 year in the corresponding period of fiscal 2003. In general, we would expect the volatility of this portfolio to decrease as its duration decreases.

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

Income Taxes

(dollars in millions)

	Three Months Ended		Change
	September 28, 2003	September 29, 2002
Income tax provision (benefit)	$31	$(92)	133.7%
Percentage of loss before taxes	N/A	45.5%

For the first quarter of fiscal 2004, we recorded an income tax provision of $31 million, as compared with an income tax benefit of $92 million for the first quarter of fiscal 2003. This tax provision was recorded for taxes due on income generated in certain state and foreign tax jurisdictions. Income tax benefits have been recorded on the quarter pre-tax loss and we have provided a full valuation allowance against such benefits.

We are currently estimating a full year tax provision in the range of $140 million to $180 million, although there can be no assurance of this. This primarily comprises income taxes generated in certain foreign and domestic state tax jurisdictions.

Stock Options and Incentive Plans

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We primarily rely on three stock option plans that provide broad discretion to our Board of Directors to create appropriate equity incentives for members of our board of directors and our employees. Substantially all of our employees participate in our stock option program.

Information with respect to stock option and stock purchase rights activity for the three months ended September 28, 2003, is as follows (in millions, except per share amounts):

	Shares Available for Grant	Outstanding Options
		Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2003	305	587	$13.95
Grants and assumptions	(12)	12	3.90
Exercises	—	(4)	1.94
Cancellations	10	(10)	15.47

Balance at September 28, 2003	303	585	$13.79

The following table summarizes significant ranges of outstanding and exercisable options at September 28, 2003 (shares and aggregate intrinsic value in millions):

	Outstanding Options					Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Potential Dilution Percentage	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Potential Dilution Percentage
$0.01 - $3.84	136	4.2	$3.12	$98	4.2%	80	$2.85	$79	2.5%
$3.85 - $5.01	66	6.8	4.16	—	2.0%	15	4.25	—	0.0%
$5.02 - $10.00	156	4.8	7.33	—	4.8%	90	6.46	—	2.8%
$10.01 - $15.00	47	4.6	12.62	—	1.5%	29	12.66	—	0.1%
$15.01 - $20.00	85	5.2	17.94	—	2.6%	43	17.72	—	0.1%
$20.01 - $40.00	50	4.6	37.65	—	1.5%	31	37.51	—	0.1%
$40.00 - $108.30	45	4.8	49.88	—	1.4%	25	49.75	—	0.1%

	585	4.9	$13.79	$98	18.0%	313	$14.02	$79	9.7%

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Sun’s closing stock price of $3.84 at September 26, 2003 (last trading day of our first quarter of fiscal 2004), and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 28, 2003. This amount changes based on the fair market value of Sun’s stock.

The potential dilution percentage is computed by dividing the options in the related range of exercise prices by the shares of common stock issued, adjusted for treasury stock, as of September 28, 2003 (3,240 million shares) and does not reflect the potential proceeds from the exercise price of the options.

The 585 million options outstanding will vest as follows (in millions):

	Q1’04 and prior	2004	2005	2006	2007	2008	2009	Total
Number of Options	313	61	81	61	43	24	2	585

Equity Compensation Plan Information

A summary of our stockholder approved and non-approved equity compensation plans as of September 28, 2003 is as follows (in millions, except per share amounts):

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (in dollars)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (excluding ESPP)	567	$13.95	272
Equity compensation plans not approved by security holders (excluding ESPP)	18	$8.73	31

Total (excluding ESPP)	585	$13.79	303

Equity compensation plans approved by security holders (ESPP only)	N/A	N/A	43

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (in dollars)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans not approved by security holders ( ESPP only)	N/A	N/A	—

Total (ESPP only)	N/A	N/A	43

All Plans	585	$13.79	346

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

(dollars in millions)

	September 28, 2003	June 30, 2003	Change
Cash and cash equivalents	$1,481	$2,015	$(534)
Marketable debt securities	4,045	3,726	319

Total cash, cash equivalents and marketable debt securities	$5,526	$5,741	$(215)

Percentage of total assets	45.6%	44.2%	1.4	pts

Days sales outstanding (DSO)	68	72
Days of supply in inventory (DOS)	25	22
Days payable outstanding (DPO)	(46)	(48)

Cash conversion cycle	47	46

Inventory turns - product only	9.0	8.6

	Three Months Ended		Change
	September 28, 2003	September 29, 2002
Cash provided by (used in) operating activities	$(49)	$182	$(231)
Cash provided by (used in) investing activities	$(492)	$126	$(618)
Cash provided by (used in) financing activities	$7	$(696)	$703
Net decrease in cash and cash equivalents	$(534)	$(388)	$(146)

Changes in Cash Flow

During the first quarter of fiscal 2004, we used $49 million of cash in operating activities, as compared with $182 million in cash provided by operating activities during the first quarter of fiscal 2003. In the first quarter of fiscal 2004, our use of cash in non-operating activities was primarily attributable to the $335 million net purchase of marketable debt securities, the $85 million paid for our acquisitions during the quarter and the $74 million of capital and spares investments. As a result, during the three months ended September 28, 2003, our cash, cash equivalents and marketable debt securities decreased by $215 million.

Net accounts receivable decreased to $1,905 million at September 28, 2003 from $2,381 million at June 30, 2003. The decrease in net accounts receivable was primarily due to the lower revenue and improvement in our collection efficiencies during the quarter.

We ended the first quarter of fiscal 2004 with a cash conversion cycle of 47 days, a decline of 1 day from June 30, 2003. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash for the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of days of sales outstanding (DSO) added to days of supply in inventories (DOS), reduced by days of payable outstanding (DPO). In the first quarter of fiscal 2004, our days of supply in inventories increased primarily due to lower sales volume during the quarter, our days of payables outstanding were reduced by 2 days and our days of sales outstanding decreased 4 days from the June 30, 2003 levels.

Inventories increased to $426 million at September 28, 2003 from $416 million at June 30, 2003 and our inventory turn rate increased to 9.0 times at September 28, 2003 from 8.6 at June 30, 2003. Inventory turns is annualized and represents the number of times inventory is replenished during the year. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

Prepaid expenses and other current assets decreased to $758 million at September 28, 2003 from $787 million at June 30, 2003 primarily due to the receipt of a tax refund in one of our foreign tax jurisdictions.

Accounts payable decreased to $780 million at September 28, 2003 from $903 million at June 30, 2003. This decrease was primarily due to lower inventory purchases and decreases in related operating activities. Our accrued payroll-related liabilities increased to $524 million at September 28, 2003 from $479 million at June 30, 2003, as a result of an increase in medical accruals and employee tax withholding balances due to timing, partially offset by decreases in vacation and incentive compensation accruals. Accrued liabilities decreased to $869 million at September 28, 2003 from $1,027 million at June 30, 2003, as a result of the overall decrease in our sales and related operational costs. Our total deferred revenues decreased $227 million from June 30, 2003 to September 28, 2003, including a $239 million decrease in the current portion partially offset by a $12 million increase in the non-current portion, due to lower revenue during the quarter. Other non-current obligations decreased to $364 million at September 28, 2003 from $384 million at June 30, 2003 primarily due to decreases in the long-term liability related to our restructuring plans.

Liquidity

Based on our current plan, we expect to generate positive cash flow from operations for the full fiscal year ending June 30, 2004, although there can be no assurance of this. From time to time, our Board of Directors approves systematic common stock repurchase programs allowing management to repurchase shares of our common stock in the open market pursuant to price-based formulas. These programs are largely intended to manage the dilutive effect generated by the exercise of stock options. In February 2001, we announced our intention to acquire up to $1.5 billion of our outstanding common stock under a stock repurchase program authorized by our Board of Directors which was in addition to our ongoing systematic stock repurchase programs. Approval of the February 2001 program by our Board of Directors reflected Sun’s strong belief in its future, our belief at the time that our then current market valuation did not reflect the underlying long term value of the company and our desire to enhance stockholder value. Under the February 2001 program, the timing and actual number of shares subject to repurchase are at the discretion of our management and are contingent on a number of factors, including our projected cash flow requirements, market conditions and our share price. During the first quarter of fiscal 2004, we did not repurchase common stock under any repurchase programs, while we repurchased common stock under all repurchase programs for an aggregate purchase price of $499 million during the first quarter of fiscal 2003. All such repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Our $1.3 billion of unsecured senior debt securities (Senior Notes) outstanding are due at various times between August 2004 and August 2009. At September 28, 2003, $250 million of principal has been reclassified as the current portion of long-term debt. The Senior Notes are subject to compliance with certain covenants that do not contain financial ratios. We are currently in compliance with these covenants. If we failed to be in compliance with these covenants, the trustee of the Senior Notes or holders of not less than 25% in principal amount of the Senior Notes would have the ability to demand immediate payment of all amounts outstanding.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents in subsidiaries for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. Accordingly, in addition to the $1,481 million in cash and cash equivalents we currently have for shorter-term requirements, we have approximately $4,045 million in marketable debt securities that are available for future operating, financing and investing activities, for a total cash and marketable debt securities position of $5,526 million. However, at June 30, 2003, approximately $1,365 million of this balance represents cash generated from operations domiciled in foreign tax jurisdictions that are designated as permanently invested in the respective tax jurisdictions. If these funds are required for our operations in the U.S., we would be required to accrue and pay additional taxes to repatriate these funds. Currently, we do not anticipate a need to repatriate these funds to our U.S. operations.

Sun is insured by nationally recognized insurers for certain potential liabilities, including worker’s compensation, general liability, automotive liability, employer’s liability, errors and omissions liability, employment practices liability, property, cargo and crime and directors and officers liability. We self-insure between $2 and $25 million per occurrence on the lines of coverage noted above, and beginning on July 1, 2003 we self-insure for all indemnification or defense payments we, as a company, may make to or on behalf of our directors and officers as a result of known claims under applicable agreements, Sun’s charter documents and applicable law. As our indemnification obligations to directors and officers for these known claims could be substantial, our liability arising out of those known claims could adversely affect Sun’s financial condition, liquidity, cash flows and results of operations if a material claim or loss occurred. Sun performs an annual actuarial analysis to develop an estimate of amounts to be paid for both claims reported and potential losses on activities that have occurred but have not yet been reported. Loss accruals were $25 million as of September 28, 2003.

In addition, we have uncommitted lines of credit aggregating approximately $635 million. No amounts were drawn from these lines of credit as of September 28, 2003. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

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

NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

Our auditors, Ernst & Young LLP, perform the following non-audit services that have been approved by our Audit Committee of the Board of Directors: expatriate tax and relocation services, international and U.S. tax planning and compliance services, and tax due diligence for acquisitions. Starting fiscal 2004, our expatriate officers no longer receive tax services including personal tax return filing from Ernst & Young LLP. In addition, Scott McNealy, our Chairman of the Board of Directors, President and Chief Executive Officer, retains Ernst & Young LLP to advise him on his personal income taxes.

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

Our future competitive performance depends on a number of factors, including our ability to continually develop and introduce new products and services with better prices and performance than those offered by our competitors; offer a wide range of solutions and products from small single processor systems to large complex enterprise level systems; offer solutions to customers that operate effectively within a computing environment that includes hardware and software from multiple vendors; offer products that are reliable and that ensure the security of data and information; create products for which third party software vendors will develop a wide range of applications; and offer high quality solutions, products and services with high performance and low incidence of defects.

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

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that our customers choose to buy. If we are unable to develop new products, our business and operating results could be adversely affected. We must quickly develop, introduce, and deliver in quantity new, complex systems, software, and hardware products and components. These include products which incorporate our UltraSPARC® III architecture and the Solaris Operating System, the Java platform, Sun Java System portfolio and N1™, among others. The development process for these complicated products is very uncertain. It requires high levels of innovation from both our product designers and the suppliers of the components used in our products. The development process is also lengthy and costly. If we fail to accurately anticipate our customers’ needs and technological trends, or are otherwise unable to complete the development of a product on a timely basis, we will be unable to introduce new products into the market on a timely basis, if at all, and our business and operating results would be adversely affected.

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

As part of our component inventory planning, we may pay certain suppliers in advance of receipt of customer orders. We occasionally enter into negotiated orders with vendors early in the manufacturing process of our microprocessors to make sure we have enough of these components for our new products to meet anticipated customer demand. Because the design and manufacturing process for these components is very complicated it is possible that we could experience a design or manufacturing flaw that could delay or even prevent the production of the components for which we have previously committed to pay. We also face the risk of ordering too many components, or conversely, not enough components, since orders are generally based on forecasts of customer orders rather than actual orders. In addition, in certain cases, we make commitments to our suppliers for Sun custom sub-components, raw materials and work-in-progress that are necessary to meet our lead times for finished goods. If we cannot change or be released from supply orders, we could incur costs from the purchase of unusable custom components, either due to a delay in the production of the components or other supplies or as a result of inaccurately predicting supply orders in advance of customer orders. Our business and operating results could be adversely affected as a result of these increased costs.

Delays in product development or customer acceptance and implementation of new products and technologies could seriously harm our business.

Generally, the computer systems we sell to customers incorporate various hardware and software products that we sell, such as UltraSPARC microprocessors, various software elements, from the Solaris Operating System to the Java platform, Sun Java System portfolio, N1™ and Sun StorEdge™ array products. Any delay in the development, delivery or acceptance of key elements of the hardware or software included in our systems could delay our shipment of these systems. Delays in the development and introduction of our products may occur for various reasons.

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

When a quality issue is identified, we work extensively with our customers to remedy such issues. We may test the affected product to determine the root cause of the problem and to determine appropriate solutions. We may find an appropriate solution (often called a “patch”) or offer a temporary fix while a permanent solution is being determined. If we are unable to determine the root cause, find an appropriate solution or offer a temporary fix, we may delay shipment to customers. We may, however, ship products while we continue to explore a suitable solution if we believe the defect is not significant to the product’s functionality.

Finding solutions to quality issues for our customers can be expensive and may result in additional warranty and other costs to Sun, reducing our operating results. In recent periods we have implemented new quality control measures intended to make it more likely that any quality issues are identified prior to product shipment. As a result of these measures, we may delay more product shipments in future periods as a result of the identification of quality issues or potential quality issues. For example, in July 2003, most of our server product line was on stop ship and standard shipment lead times did not recover until the beginning of September. While it is not possible to exactly quantify the impact of these stop ships and we do not believe the stop ships had a material impact on revenue for the quarter, there can be no assurance that future stop shipments will not have a material adverse effect on our revenues, operating results, cash flows from operations and financial condition. These stop ships were, however, disruptive to the quarter in terms of shipment linearity. Delays in product shipments to our customers will delay revenue recognition and could adversely affect our revenues and reported results. If we are unable to fix identified errors or adequately address quality issues, our relationships with customers can be impaired, our reputation can suffer and we can lose customers or sales which could have a material adverse effect on our revenues, operating results, cash flows from operations and financial condition.

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

Deferred Tax Assets. In determining income (loss) for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from net operating losses, tax carryforwards and temporary differences between the tax and financial statement recognition of revenue and expense. SFAS No. 109, “Accounting for Income Taxes,” also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

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

For the fourth quarter of fiscal 2003, we increased our valuation allowance on our net deferred tax assets to $1,090 million. The realization of our remaining deferred tax assets of approximately $600 million is primarily dependent on forecasted future taxable income. Any reduction in estimated forecasted future taxable income including but not limited to any future restructuring activities may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could adversely affect our future earnings.

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

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Sun. Several agencies and entities are considering, and the Financial Accounting Standards Board (FASB) has announced that it will propose changes to US GAAP that, if implemented, would require us to record a charge to earnings for employee stock option grants. This pending regulation would negatively impact our earnings. For example, recording a charge for employee stock options under SFAS No. 123, “Accounting for Stock-Based Compensation” would have increased net loss by $555 million and $647 million for fiscal 2003 and 2002, respectively, and reduced net income by $533 million for fiscal 2001. See also Note 2 to the Condensed Consolidated Financial Statements – Summary of Significant Accounting Policies: Stock Options Plans. In addition, new regulations implemented by The Nasdaq National Market requiring shareholder approval for all stock option plans as well as new regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

From time to time, we make equity investments for the promotion of business and strategic objectives in publicly traded and privately-held companies. The market price and valuation of the securities that we hold in these companies may fluctuate due to market conditions and other circumstances over which we have little or no control. Many of the companies in which we have invested have experienced significant volatility in their stock prices. We typically do not attempt to reduce or eliminate this equity price risk, through hedging or similar techniques, and market price and valuation fluctuations could impact our financial results. To the extent that the fair value of these securities was less than our cost over an extended period of time, our net income (loss) would be negatively impacted. See Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk — Equity Security Price Risk for further discussion.

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

In September 2003, Moody’s Investor Services, a credit agency that follows Sun downgraded us from Baa1 to Baa3. In addition, in October 2003, Standard & Poor’s, another credit agency that has a rating of BBB on Sun placed us on CreditWatch. This reflects those credit agencies’ expectations that the intense competitive environment facing Sun in its core markets will continue over at least the near-term to challenge Sun’s sales and profitability. A downgrade by Standard and Poor’s and/or by Moody’s could increase our costs of obtaining, or make it more difficult to obtain, new debt financing or interest rate swap agreements used to modify the interest characteristics of any new debt, or increase our costs of issuing, or make it more difficult to issue, new debt, any of which could adversely affect our business and financial condition.

Our use of a self-insurance program to cover certain claims for losses suffered and costs or expenses incurred could negatively impact our business upon the occurrence of an uninsured event.

Sun has adopted a program of self-insurance with regard to certain risks such as California earthquakes and as supplemental coverage for certain potential liabilities including general liability, directors and officers liability, workers compensation, errors and omissions liability and property. We self-insure when the lack of availability and high cost of commercially available insurance products do not make the transfer of this risk a reasonable approach. In addition, beginning July 1, 2003, we self-insure the risk for all indemnification or defense payments we, as a company, may make to or on behalf of our directors and officers as a result of known claims. In these instances, we assume the liability to cover claims for losses suffered and from costs or expenses incurred by individuals or entities through the use of a self-insurance program. In the event that the frequency of losses experienced by Sun increased unexpectedly, the aggregate of such losses could materially increase our liability and adversely affect our financial condition, liquidity, cash flows and results of operations. In addition, while the insurance market continues to limit the availability of certain insurance products while increasing the costs of such products, we will continue to evaluate the levels of claims we include in our self-insurance program. Any increases to this program increases our risk exposure and therefore increases the risk of a possible material adverse effect on our financial condition, liquidity, cash flows and results of operations. In addition, we have made certain judgments as to the limits on our existing insurance coverage that we believe are in line with industry standards, as well as in light of economic and availability considerations. Unforeseen catastrophic loss scenarios could prove our limits to be inadequate, and losses incurred in connection with the known claims we self-insure could be substantial. Either of these circumstances could materially adversely affect our financial and business condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at September 28, 2003. Actual results may differ materially.

Interest Rate Sensitivity

Our investment portfolio consists primarily of fixed income instruments with an average duration of 0.78 year as of September 28, 2003, as compared with 0.72 year as of June 30, 2003. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, for example, a hypothetical 150 BPS increase in interest rates would result in an approximate $46 million decrease in the fair value of our investments in debt securities as of September 28, 2003.

We also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest payable on the Senior Notes effectively becomes variable and thus matches the variable interest rate received from our cash and marketable securities. Accordingly, interest rate fluctuations impact the fair value of our Senior Notes outstanding, which will be offset by corresponding changes in the fair value of the swap agreements. However, by entering into these swap agreements, we have a cash flow exposure related to the risk that interest rates may increase. For example, at September 28, 2003, a hypothetical 150 BPS increase in interest rates would result in an approximate $20 million decrease in cash over a year.

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

Based on our foreign currency exchange instruments outstanding at September 28, 2003, we estimate a maximum potential one-day loss in fair value of approximately $9 million, as compared with $6 million as of June 30, 2003, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables, and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. Foreign currency fluctuations did not have a material impact on our results of operations and financial position during the first quarter of fiscal 2004.

Equity Security Price Risk

We are exposed to price fluctuations on the marketable portion of equity securities included in our portfolio of equity investments. These investments are generally in companies in the high-technology industry sector, many of which are small capitalization stocks. We typically do not attempt to reduce or eliminate the market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $4 million decrease in the fair value of our available-for-sale equity investments as of September 28, 2003, as compared with $2 million as of September 29, 2002. At September 28, 2003, three equity securities represented approximately $14 million of the $21 million total fair value of the marketable equity securities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 11, 2002, Eastman Kodak Company (Kodak) filed a civil lawsuit against us, Eastman Kodak Company v. Sun Microsystems, Inc., Civil Action No. 02-CV-6074, in the United States District Court for the Western District of New York. On March 22, 2002, Kodak filed a First Amended Complaint, which asserts that some of our products, including those relating to our Java technology, infringe one or more claims of U.S. Patent No. 5,206,951, U.S. Patent No. 5,421,012, and U.S. Patent No. 5,226,161 (collectively, the Kodak Patents). Kodak further alleges that we have contributed to and induced infringement of one or more claims of the Kodak Patents. Kodak seeks injunctive relief against future infringement, unspecified damages for past infringement, and attorney’s fees and costs. We have filed an Answer with the court, denying infringement of any valid and enforceable claim of any of the Kodak Patents. We also filed counter-claims, seeking a declaratory judgment of noninfringement, invalidity and/or unenforceability of the Kodak Patents. We further allege that Kodak’s claims are barred in whole or in part by the doctrines of estoppel, laches and patent exhaustion, and that we have license and/or sublicense rights to the Kodak Patents. On October 22, 2003, the court issued a “Markman” ruling, which describes the court’s construction of the Kodak Patents. The ruling governs only the construction of the disputed patent claims. It does not determine whether those claims are valid or whether any Sun product infringes those claims. Trial has not yet been scheduled. Based on the court’s patent claim construction, our analysis of the Kodak patent claims, applicable law, and discussions over many months with Kodak, we continue to believe that our products do not infringe any valid and enforceable Kodak Patent and, accordingly, we will defend ourselves and pursue our counterclaims vigorously. At this time, we cannot forecast with reasonable certainty the potential costs associated with an adverse outcome of this matter.

On March 8, 2002, we filed suit against Microsoft Corporation (Microsoft) in the United States District Court for the Northern District of California, pursuant to United States and State of California antitrust and other laws. In our complaint and as modified in subsequent filings, we allege that Microsoft has engaged in illegal conduct, including efforts to acquire, maintain and expand a number of illegal monopolies; illegal tying arrangements; illegal exclusive dealings; copyright infringement; unreasonable restraints of trade; and unfair competition. We have requested various remedies, including (1) preliminary injunctions requiring Microsoft to distribute our binary implementation of the Java Runtime Environment as part of Windows XP and Internet Explorer (“must carry” remedy) and to stop the unlicensed distribution of Microsoft’s Virtual Machine for Java technology (“copyright infringement” remedy); (2) a permanent injunction to restore competition to the markets in which Microsoft is unlawfully attempting to acquire, maintain and expand a number of monopolies; and (3) compensation for losses we have suffered as a result of Microsoft’s unlawful actions. The case was transferred to the District of Maryland and combined for pretrial proceedings with other cases against Microsoft, in the case entitled Microsoft Corp. Windows Operating System Antitrust Litigation, MDL-1332. At the conclusion of the pretrial proceedings, the case will return for trial to the Northern District of California. On June 26, 2003, a three-judge panel of the Court of Appeals reversed and remanded a ruling granting our requested “must carry” preliminary injunction, and upheld a ruling granting our requested “copyright infringement” preliminary injunction. In February 2003, Microsoft filed four counterclaims against Sun alleging unfair competition and breach of a settlement agreement regarding Java. The presiding judge dismissed two of those claims. On October 29, 2003, the Court of Appeals heard, but has not yet ruled upon, an appeal by Microsoft regarding the extent to which Microsoft will be precluded from contesting findings made against it in the United States’ antitrust case. Discovery is ongoing. The case has not been scheduled for trial. We believe that Microsoft’s counterclaims are without merit and intend to present a vigorous defense. At this time, we cannot forecast with reasonable certainty the potential costs associated with an adverse outcome with respect to Microsoft’s counterclaims.

In early February 2002, Sun and two of its subsidiaries received several charging letters from the United States Department of Commerce, Bureau of Industry and Security, Office of Export Enforcement (BIS) claiming that we had violated export control regulations. The letters relate to sales in 1998 in Egypt and in 1997 to a reseller in Hong Kong for subsequent resale in the People’s Republic of China. On April 16, 2003, the BIS provided us with notice of nineteen additional proposed charges, which involved alleged violations of certain record keeping requirements on export licenses to various countries. The relevant export statutes provide for monetary penalties and in some cases denial of export privileges and exclusion from practice before the BIS if a violation is found. The BIS has submitted a settlement proposal, which would include a monetary penalty and a suspended one-year denial of export privileges. The proposed denial would not be enforced if there were no violations during the one year suspension period. In addition, BIS approval would be required for transactions involving export, re-export or transfer of items subject to the relevant export regulations and involving the specific entities involved in the Egyptian and People’s Republic of China transactions which were the subject of the original 2002 charging letters. We would be entitled to an administrative hearing in the event the BIS should allege that a further violation has taken place. In August 2003, we received verbal notice from the BIS that they were considering filing two additional charges, both of which would address alleged violations related to certain record keeping requirements with respect to past exports to Syria. The BIS has since informed us that they do not intend to bring a charge with respect to one of the two alleged violations, and has proposed that Sun agree to pay a small monetary penalty to settle the charge related to the other violation. In order to fully investigate and address all these matters, we requested and received an extension of time until December 1, 2003 to file a formal response to all the charging letters or otherwise resolve the matters through a negotiated resolution. We are involved in ongoing settlement discussions with the BIS and continue to believe it is reasonably likely that we will reach a negotiated resolution. Absent a negotiated resolution, an administrative hearing would be set and, in such case, we would assert a vigorous defense. We believe that any monetary penalties would not have a material adverse effect on our financial position, results of operations or cash flows for any fiscal year or fiscal quarter. A denial of export privileges, including any revocation of the proposed suspended denial, would have a material adverse effect on our business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

See Index to Exhibits on Pages 46 to 47 hereof.

(b) Reports on Forms 8-K

On July 22, 2003, we filed a report on Form 8-K with the Securities and Exchange Commission furnishing our press release, dated July 22, 2003, announcing our financial results for the fourth quarter and fiscal year ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN MICROSYSTEMS, INC.

BY

/s/ Stephen T. McGowan
Stephen T. McGowan
Chief Financial Officer and Executive
Vice President, Corporate Resources
(Principal Financial Officer)

/s/ Robyn M. Denholm
Robyn M. Denholm
Vice President and Corporate Controller
(Principal Accounting Officer)

Dated: November 11, 2003

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Registrant’s Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant dated November 8, 2000.

3.3(3)	Amended and Restated Certificate of Designations dated December 13, 2000.

3.4(4)	Bylaws of the Registrant, as amended May 21, 2003.

4.8(5)	Third Amended and Restated Shares Rights Agreement dated July 25, 2002.

4.10(6)	Indenture, dated August 1, 1999 (the “Indenture”) between Registrant and The Bank of New York, as Trustee.

4.11(6)	Form of Subordinated Indenture.

4.12(6)	Officers’ Certificate Pursuant to Section 301 of the Indenture, without exhibits, establishing the terms of Registrant’s Senior Notes.

4.13(6)	Form of Senior Note.

10.64(7)	Registrant’s 1988 Directors’ Stock Option Plan, as amended on August 11, 1999.

10.65(8)	Registrant’s 1990 Employee Stock Purchase Plan, as amended on August 13, 1997.

10.66(9)	Registrant’s 1990 Long-Term Equity Incentive Plan, as amended on September 17, 2002.

10.66A(10)	Representative form of agreement to Registrant’s 1990 Long-Term Equity Incentive Plan (LTEIP).

10.66B(10)	French Sub-Plan to 1990 Long Term Equity Incentive Plan.

10.84(11)	Registrant’s Non-Qualified Deferred Compensation Plan, as amended June 30, 2002.

10.85(12)	Registrant’s Section 162(m) Executive Officer Performance-Based Bonus Plan, as amended and restated July 1, 2001.

10.87(13)	Registrant’s Equity Compensation Acquisition Plan, as amended on July 25, 2002.

10.89(4)	Form of Change of Control Agreement executed by each executive officer of Registrant.

10.90(4)	Form of Change of Control Agreement executed by Chief Executive Officer of Registrant.

10.96(14)	Promissory Notes issued by Jonathan I. Schwartz dated October 29, 2001 (“Note 1”), Promissory Note issued by Jonathan I. Schwartz dated June 28, 2002 (“Note 2”), cancellation of Notes 1 and 2 dated July 18, 2002, and Promissory Note issued by Jonathan I. Schwartz on July 19, 2002.

10.97(13)	Retirement Transition Agreement dated April 30, 2002, and Resignation dated September 17, 2002, between the Registrant and Michael Lehman.

10.100(13)	Retirement Transition Agreement dated July 25, 2002 between the Registrant and John Shoemaker.

10.101(13)	Employment Agreement dated January 3, 2001 between the Registrant and David Yen, as amended May 17, 2001.

10.102(13)	Retention Bonus Agreement dated September 5, 2002 between the Registrant and Patricia Sueltz.

10.104(13)	Form of Indemnification Agreement executed by each Board member of Registrant.

10.105(15)	Registrant’s 1989 French Stock Option Plan, as amended December 23, 2002.

15.1	Letter of Awareness of Ernst & Young LLP, Independent Auditors.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certificate of Chief Executive Officer.

32.2	Section 1350 Certificate of Chief Financial Officer.

(1)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended March 29, 1998.
(2)	Incorporated by reference as Exhibit 3.5 to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 2000.
(3)	Incorporated by reference as Exhibit 2.2 to Registrant’s Form 8-A/ A filed December 20, 2000.
(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.
(5)	Incorporated by reference to Registrant’s Form 8-A/ A filed September 26, 2002.
(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 6, 1999.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999.
(8)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed on November 20, 1997.
(9)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed November 20, 2002.
(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.
(11)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended March 31, 2002.
(12)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 2001.
(13)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.
(14)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 9, 2002.
(15)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed on February 3, 2003.