Form 10-Q
period 2003-12-28
SUN MICROSYSTEMS INC
filed 2004-02-05
CIK 709519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2003

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☒    NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 2, 2004
Common Stock - $0.00067 par value	3,286,897,540

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Net revenues:
Products	$1,944	$2,013	$3,578	$3,893
Services	944	902	1,846	1,769

Total net revenues	2,888	2,915	5,424	5,662
Cost of sales:
Cost of sales-products	1,107	1,118	2,072	2,211
Cost of sales-services	573	534	1,128	1,056

Total cost of sales	1,680	1,652	3,200	3,267

Gross margin	1,208	1,263	2,224	2,395
Operating expenses:
Research and development	471	451	938	888
Selling, general and administrative	828	830	1,626	1,712
Restructuring charges	(10)	357	(9)	381
Purchased in-process research and development	—	4	1	4
Impairment of goodwill and other intangible assets	—	2,125	—	2,125

Total operating expenses	1,289	3,767	2,556	5,110

Operating loss	(81)	(2,504)	(332)	(2,715)
Loss on equity investments, net	(36)	(11)	(61)	(42)
Interest income, net	20	38	41	77

Loss before income taxes	(97)	(2,477)	(352)	(2,680)
Provision (benefit) for income taxes	28	(194)	59	(286)

Net loss	$(125)	$(2,283)	$(411)	$(2,394)

Net loss per common share-basic and diluted	$(0.04)	$(0.72)	$(0.13)	$(0.75)

Shares used in the calculation of net loss per common share - basic and diluted	3,262	3,181	3,248	3,175

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	December 28, 2003	June 30, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,428	$2,015
Short-term marketable debt securities	732	1,047
Accounts receivable, net.	2,214	2,381
Inventories	480	416
Deferred and prepaid tax assets	140	133
Prepaid expenses and other current assets	826	787

Total current assets	5,820	6,779
Property, plant and equipment, net	2,115	2,267
Long-term marketable debt securities	3,001	2,679
Goodwill	466	326
Other acquisition-related intangible assets, net	120	91
Other non-current assets, net	702	843

	$12,224	$12,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$263	$—
Accounts payable	906	903
Accrued payroll-related liabilities	469	479
Accrued liabilities and other	859	1,027
Deferred revenues	1,213	1,453
Warranty reserve	255	267

Total current liabilities	3,965	4,129

Long-term debt	1,214	1,531
Long-term deferred revenues	463	450
Other non-current obligations	343	384
Total stockholders’ equity	6,239	6,491

	$12,224	$12,985

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Six Months Ended
	December 28, 2003	December 29, 2002
Cash flows from operating activities:
Net loss	$(411)	$(2,394)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	361	483
Amortization of acquisition-related other intangible assets and unearned equity compensation	46	64
Impairment of goodwill and other intangible assets	—	2,125
Tax benefits from employee stock plans	—	4
Deferred taxes	—	(286)
Loss on equity investments, net	61	42
Purchased in-process research and development	1	4
Changes in operating assets and liabilities:
Accounts receivable, net	178	454
Inventories	(63)	109
Prepaid and other assets	(59)	140
Accounts payable	4	(236)
Other liabilities	(449)	(186)

Net cash provided by (used in) operating activities	(331)	323

Cash flows from investing activities:
Purchases of marketable debt securities	(5,065)	(2,851)
Proceeds from sales of marketable debt securities	5,029	2,675
Proceeds from maturities of marketable debt securities	—	311
Proceeds from (purchases of) equity investments, net	10	(2)
Acquisition of property, plant and equipment, net	(127)	(181)
Acquisition of spare parts and other assets	(26)	(89)
Payments for acquisitions, net of cash acquired	(190)	(30)

Net cash used in investing activities	(369)	(167)

Cash flows from financing activities:
Acquisition of common stock	—	(499)
Proceeds from issuance of common stock, net	113	77
Principal payments on borrowings and other obligations	—	(201)

Net cash provided by (used in) financing activities	113	(623)

Net decrease in cash and cash equivalents	(587)	(467)
Cash and cash equivalents, beginning of period	2,015	2,024

Cash and cash equivalents, end of period	$1,428	$1,557

Supplemental disclosures of cash flow information:
Interest paid (net of interest received from swap agreements of $36 and $36, respectively)	$13	$20

Income taxes paid (refunded) (net of refunds of $67 and $279, respectively)	$74	$(201)

Supplemental schedule of noncash investing activities:
Stock and options issued in connection with acquisitions	$16	$193

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Sun’s first three quarters in fiscal year 2004 end on September 28, 2003, December 28, 2003, and March 28, 2004. In fiscal year 2003 the quarters ended on September 29, 2002, December 29, 2002, and March 30, 2003. The fourth quarter in all fiscal years ends on June 30.

Basis of Presentation

The accompanying condensed consolidated financial statements (Interim Financial Statements) include the accounts of Sun and its subsidiaries. Intercompany accounts and transactions have been eliminated.

These Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information, the rules and regulations of the Securities and Exchange Commission for interim financial statements and accounting policies, consistent, in all material respects, with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003, filed with the Securities and Exchange Commission on September 29, 2003 (Form 10-K). These Interim Financial Statements are unaudited but reflect all adjustments (consisting of normal recurring adjustments) management considers necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated balance sheet as of June 30, 2003 has been derived from the audited consolidated balance sheet as of that date. The information included in this report should be read in conjunction with our Form 10-K.

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

If we had earned a profit during the three and six months ended December 28, 2003, we would have added 24 million and 26 million common equivalent shares, respectively, to our basic weighted-average shares outstanding to compute the diluted weighted-average shares outstanding. If we had earned a profit during the three and six months ended December 29, 2002, we would have added 24 million and 29 million common equivalent shares, respectively, to our basic weighted-average shares outstanding to compute the diluted weighted-average shares outstanding.

Stock Option Plans

Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” permits companies to measure compensation cost of stock-based awards based on their estimated fair value at the date of grant and recognize that amount over the related service period. We believe the existing stock option valuation models do not necessarily provide a transparent measure of the fair value of stock-based awards. Therefore, as permitted by SFAS 148, we apply the existing accounting rules under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. In general, as the exercise price of all options granted under our stock option plans is equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in net income (loss). However, under these plans, options to purchase shares of common stock may be granted at less than fair market value, which results in compensation expense equal to the difference between the market value on the date of grant and the purchase price. This expense is recognized on a straight-line basis over the vesting period of the shares. As required by SFAS 148, we provide pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

The fair value of the following stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and six months ended December 28, 2003 and December 29, 2002, respectively:

Options:

	Three Months Ended		Six Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Expected life (in years)	6.39	6.62	6.40	6.73
Interest rate	3.45%	3.35%	3.42%	3.86%
Volatility	67.51%	65.68%	67.44%	64.70%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$2.73	$2.64	$2.70	$2.43

Employee Stock Purchase Plan:

	Three Months Ended		Six Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Expected life (in years)	0.5	0.5	0.5	0.5
Interest rate	1.10%	1.89%	1.11%	1.89%
Volatility	56.08%	91.00%	58.12%	91.00%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$0.96	$2.57	$0.98	$2.57

If the fair values of the options granted during a fiscal year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant, stock-based compensation costs would have impacted our after tax loss and earnings per common share, as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Pro forma net loss:
Net loss after tax	$(125)	$(2,283)	$(411)	$(2,394)
Add: stock-based compensation costs included in reported net loss (net of tax effects of none, $3, none and $7, respectively)	5	6	15	11
Deduct: stock-based compensation costs (net of tax effects of none, $107, none and $212, respectively) under SFAS 123	(218)	(164)	(441)	(325)

Pro forma net loss after tax	$(338)	$(2,441)	$(837)	$(2,708)

Pro forma basic and diluted net loss per common share:
Pro forma shares used in the calculation of pro forma net loss per common share basic and diluted	3,262	3,181	3,248	3,175
Pro forma net loss per common share basic and diluted	$(0.10)	$(0.77)	$(0.26)	$(0.85)
Reported net loss per common share basic and diluted	$(0.04)	$(0.72)	$(0.13)	$(0.75)

Recent Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which was amended by FIN 46R issued in December 2003. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) for which the equity investors lack an essential characteristic of a controlling financial interest. This Interpretation applies immediately to VIEs created after January 31, 2003. It also applies in the first fiscal year or interim period ending after March 15, 2004, to VIEs created before February 1, 2003 in which an enterprise holds a variable interest. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. We are currently in the process of completing our review of the requirements of FIN 46. However, we have not yet identified any entities that require disclosure or entities that would require consolidation under FIN 46 that had not previously been consolidated as a result of FIN 46.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Elements” (EITF No. 00-21), which addresses certain aspects of accounting for arrangements that include multiple products or services. Specifically this Issue states that in an arrangement with multiple deliverables, the delivered items should be considered a separate unit of accounting if: (1) the delivered items have value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered items, and (3) the arrangement includes a general right of return relative to the delivered item, and delivery or performance of the undelivered items is considered probable and substantially within our control. Additionally, the Issue states that the consideration should be allocated among the separate units of accounting based upon their relative fair values. If there is objective and reliable evidence of the fair value of the undelivered items in an arrangement but no such evidence for the delivered items, then the residual method should be used to allocate the consideration. Under the residual method, the amount of consideration allocated to the delivered items equals the total consideration less the aggregate fair value of the undelivered items. Accordingly, the application of EITF No. 00-21 may impact the timing of revenue recognition as well as the allocation between products and services. The adoption of EITF No. 00-21 for transactions entered into after July 1, 2003 did not have a significant impact on our consolidated financial statements.

3. BUSINESS COMBINATIONS

We completed three acquisitions during the six months ended December 28, 2003. The acquisitions of Pixo, Inc. (Pixo), CenterRun, Inc. (CenterRun) and Waveset Technologies, Inc. (Waveset) are described below. Our consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis. In accordance with SFAS 141, “Business Combinations,” these transactions were each accounted for as purchase business combinations.

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

CenterRun

On August 20, 2003, we acquired CenterRun, a corporation located in Redwood Shores, California. CenterRun provides provisioning technology for data centers. We acquired CenterRun to enhance our N1™ product line offering. CenterRun was acquired by means of a merger pursuant to which all of the outstanding shares of capital stock of CenterRun were exchanged for cash. In addition, all outstanding options to purchase CenterRun common stock were converted into options to purchase shares of our stock.

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

Waveset

On December 9, 2003, we acquired Waveset, a corporation located in Austin, Texas. Waveset develops and sells software for the automation of user account management across distributed, heterogeneous application servers, databases, directories and other user and service configured environments. We acquired Waveset to enhance our product portfolio in Identity Management, Access Control, Meta Directory and User Provisioning. Waveset was acquired by means of a merger pursuant to which all of the outstanding shares of capital stock of Waveset were exchanged for cash. In addition, all outstanding options to purchase Waveset common stock were converted into options to purchase shares of our stock.

We purchased Waveset for approximately $121 million in cash and $15 million of assumed options, including $1 million in transaction costs. The total purchase price of $136 million was allocated as follows (in millions):

Goodwill	$77
Developed technology	39
Partner relationship and other intangibles	3
Unearned stock-based compensation	9
Tangible assets acquired and net liabilities assumed	8

Total	$136

In addition to the purchase price, the founders of Waveset may earn an additional $16 million based upon their future employment, which would result in compensation expense in the future as the founders continue employment.

The developed technology is being amortized on a straight-line basis over a three-year period and such amortization is included in cost of sales. Partner relationship and other intangibles are being amortized on a straight-line basis over a three-year period and such amortization is included in selling, general and administrative expenses.

Overall status of business combinations prior to fiscal 2004

With respect to acquisitions completed prior to fiscal 2004, we believe that the projections we used in performing our valuations for each acquisition are still valid in all material respects; however, we cannot assure you that the projected results will be achieved. We continue to make substantial progress related to the development and commercialization of acquired technologies. Although we have experienced delays in the completion of certain of our development efforts and their related commercialization, the expected total costs to complete such technologies have not materially increased, individually or in the aggregate. We periodically evaluate our product development timeline and modify our overall business plan in response to various factors. Modifications to our business plan include the reallocation of resources among various alternative development projects. The impact of delays in the realization of economic benefits related to acquired technologies, individually or in the aggregate, has not been material to our overall consolidated financial position or results of operations as of and for the six months ended December 28, 2003.

4. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

At December 28, 2003, we had goodwill with a carrying value of $466 million. Information regarding our goodwill by reportable segment is as follows (in millions):

	Product Group			Sun Services			Total
	June 30, 2003	Additions	December 28, 2003	June 30, 2003	Additions	December 28, 2003	December 28, 2003
Goodwill	$240	$140	$380	$86	$—	$86	$466

Information regarding our other acquisition-related intangible assets is as follows (in millions):

	Gross Carrying Amount			Accumulated Amortization			Net
	June 30, 2003	Additions	December 28, 2003	June 30, 2003	Additions	December 28, 2003	December 28, 2003
Developed technology	$300	$51	$351	$(256)	$(16)	$(272)	$79
Customer base and other	43	8	51	(42)	(2)	(44)	7
Acquired workforce and other	74	—	74	(28)	(12)	(40)	34

	$417	$59	$476	$(326)	$(30)	$(356)	$120

Amortization expense of other acquisition-related intangible assets was $15 million and $30 million for the three and six months ended December 28, 2003, respectively, and $24 million and $48 million for the three and six months ended December 29, 2002, respectively.

Estimated amortization expense for other acquisition-related intangible assets for the fiscal years ending June 30, are as follows (in millions):

2004 (including $30 million of amortization expense for the first half of fiscal 2004)	$62
2005	58
2006	24
2007	6

$150

5. BALANCE SHEET DETAILS

Inventories

Inventories consisted of the following at (in millions):

	December 28, 2003	June 30, 2003
Raw materials	$120	$114
Work in process	107	75
Finished goods	253	227

	$480	$416

Warranty Reserve

We accrue for our products warranty costs at the time of shipment. The products warranty costs are estimated based upon our historical experience and specific identification of the products requirements.

The following table sets forth an analysis of the warranty reserve activity for the six months ended December 28, 2003 (in millions):

Balance at June 30, 2003	$267
Charged to costs and expenses	163
Utilization	(175)

Balance at December 28, 2003	$255

6. RESTRUCTURING CHARGES AND WORKFORCE REBALANCING

Restructuring Charges

We committed to restructuring plans in fiscal 2003 and 2002 (Fiscal 2003 Restructuring Plan and Fiscal 2002 Restructuring Plan, respectively) and a facility exit plan in fiscal 2001 (Fiscal 2001 Facility Exit Plan). We recorded initial restructuring charges in fiscal 2003, 2002 and 2001 based on assumptions and related estimates that we deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to the uncertainty of the commercial real estate market, primarily in the U.S., and the final settlement of certain lease obligations, we have made appropriate adjustments to the initial restructuring charges recorded in fiscal 2003, 2002 and 2001. During the second quarter and first half of fiscal 2004, as a result of the final settlement of certain lease obligations, we recorded a net credit adjustment of $10 million and $9 million, respectively, primarily related to our Fiscal 2003 Restructuring Plan.

Our accrued liability for all three plans of $316 million at December 28, 2003, was net of approximately $141 million of estimated sublease income to be generated from sublease contracts not yet negotiated. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties. While the amount we have accrued represents our best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change throughout the implementation period. If macroeconomic conditions remain uncertain, particularly as they pertain to the commercial real estate market, we may be required to reduce our estimated future sublease income and, accordingly, increase our estimated cost to exit certain facilities.

The following table sets forth an analysis of the restructuring accrual activity for the six months ended December 28, 2003 (in millions):

	Fiscal 2003 Restructuring Plan		Fiscal 2002 Restructuring Plan	Fiscal 2001 Facility Exit Plan	Total
	Severance and Benefits	Facilities Related	Facilities Related	Facilities Related
Balance as of June 30, 2003	$24	$110	$181	$60	$375
Provision adjustments	(2)	(6)	(3)	2	(9)
Cash paid	(17)	(10)	(14)	(11)	(52)
Non-cash	1	—	—	1	2

Balance as of December 28, 2003	$6	$94	$164	$52	$316

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. Our accrual as of December 28, 2003 for facility related leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2018. As of December 28, 2003, $95 million of the $316 million accrual was classified as current and the remaining $221 million was classified as non-current.

The above restructuring charges are based on estimates that are subject to change. Changes to the estimates have been reflected as “Provision adjustments” on the above table in the period the changes in estimates were made.

Workforce Rebalancing

In the second quarter and first half of fiscal 2004, we incurred $30 million and $55 million, respectively, as separation costs related to our workforce rebalancing efforts. These separation costs were included in cost of sales, research and development and selling, general and administrative expenses. During the second quarter and first half of fiscal 2004, we paid $15 million and $19 million, respectively. The remaining accrual of $36 million at December 28, 2003 is expected to be paid in the third quarter of fiscal 2004.

7. COMPREHENSIVE LOSS

The components of comprehensive loss, net of related taxes, were as follows (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Net loss	$(125)	$(2,283)	$(411)	$(2,394)
Change in unrealized value on investments, net	(5)	2	(7)	23
Change in unrealized fair value of derivative instruments, net	—	(3)	1	6
Translation adjustments, net	90	3	31	52

	$(40)	$(2,281)	$(386)	$(2,313)

The components of accumulated other comprehensive income, net of related taxes, were as follows at (in millions):

	December 28, 2003	June 30, 2003
Unrealized gains on investments, net	$24	$31
Unrealized losses on derivative instruments, net	(19)	(20)
Cumulative translation adjustments, net	197	166

	$202	$177

8. INCOME TAX

For the second quarter and first half of fiscal 2004, we recorded an income tax provision of $28 million and $59 million, respectively, as compared with an income tax benefit of $194 million and $286 million for the corresponding periods of fiscal 2003. This tax provision was recorded for taxes due on income generated in certain state and foreign tax jurisdictions and included adjustments for the difference between estimated amounts recorded and actual liabilities resulting from the filing of prior years’ tax returns. Income tax benefits have been recorded on the quarter pre-tax loss and we have provided a full valuation allowance against such benefits.

We intend to maintain this valuation allowance until sufficient evidence exists to support changing the valuation allowance. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance or could increase if our valuation allowance increases. The realization of our remaining net deferred tax assets of approximately $600 million is primarily dependent on forecasted future pre-tax income, including achieving our forecast of fiscal 2004 pre-tax income. We have concluded that our estimates of the underlying assumptions about the realization of the remaining net deferred tax assets are still appropriate at this time.

9. INDUSTRY SEGMENTS

We design, manufacture, market and service network computing infrastructure solutions that consist of computer systems (hardware and software) and network storage systems. Our organization is primarily structured in a functional manner. Our Chairman of the Board of Directors, President and Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131). The CODM is managing our company based primarily on broad functional categories of sales, services, manufacturing, product development and engineering and marketing and strategy. The CODM reviews consolidated financial information on revenues and gross margins for products and services. The CODM also reviews operating expenses certain of which have been allocated to our two segments described below.

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

Segment information

The following table presents revenues, interdivision revenues and operating income (loss) for our segments. The Other segment consists of certain functional groups that did not meet the requirements for a reportable segment as defined by SFAS 131, such as GSO and MSO and other miscellaneous functions such as Corporate (in millions):

	Product Group	Sun Services	Other	Total
Three Months Ended:
December 28, 2003
Revenues	$1,944	$944	$—	$2,888
Interdivision revenues	180	108	(288)	—
Operating income (loss)	329	284	(694)	(81)
December 29, 2002
Revenues	$2,013	$902	$—	$2,915
Interdivision revenues	165	122	(287)	—
Operating income (loss)	483	273	(3,260)	(2,504)

	Product Group	Sun Services	Other	Total
Six Months Ended:
December 28, 2003
Revenues	$3,578	$1,846	$—	$5,424
Interdivision revenues	328	217	(545)	—
Operating income (loss)	482	542	(1,356)	(332)
December 29, 2002
Revenues	$3,893	$1,769	$—	$5,662
Interdivision revenues	301	243	(544)	—
Operating income (loss)	742	527	(3,984)	(2,715)

10. LEGAL PROCEEDINGS

On February 11, 2002, Eastman Kodak Company (Kodak) filed a civil lawsuit against us, Eastman Kodak Company v. Sun Microsystems, Inc., Civil Action No. 02-CV-6074, in the United States District Court for the Western District of New York. On March 22, 2002, Kodak filed a First Amended Complaint, which asserts that some of our products, including those relating to our Java technology, infringe one or more claims of U.S. Patent No. 5,206,951, U.S. Patent No. 5,421,012, and U.S. Patent No. 5,226,161 (collectively, the Kodak Patents). Kodak further alleges that we have contributed to and induced infringement of one or more claims of the Kodak Patents. Kodak seeks injunctive relief against future infringement, unspecified damages for past infringement, and attorney’s fees and costs. We have filed an Answer with the court, denying infringement of any valid and enforceable claim of any of the Kodak Patents. We also filed counter claims, seeking a declaratory judgment of noninfringement, invalidity and/or unenforceability of the Kodak Patents. We further allege that Kodak’s claims are barred in whole or in part by the doctrines of estoppel, laches and patent exhaustion, and that we have license and/or sublicense rights to the Kodak Patents. On October 22, 2003, the court issued a “Markman” ruling, which describes the court’s construction of the Kodak Patents. The ruling governs only the construction of the disputed patent claims. It does not determine whether those claims are valid or whether any Sun product infringes those claims. On January 14, 2004, the parties participated in a settlement conference at which the parties were unable to reach a settlement. We have not received an order from the court scheduling this matter for trial.

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

In early February 2002, Sun and two of its subsidiaries received several charging letters from the United States Department of Commerce, Bureau of Industry and Security, Office of Export Enforcement (BIS) claiming that we had violated export control regulations. The letters related to sales in 1998 in Egypt and in 1997 to a reseller in Hong Kong for subsequent resale in the People’s Republic of China, as well as violations related to certain record keeping requirements with respect to past exports to a variety of countries. On December 15, 2003, we entered into settlement agreements with the BIS regarding these export licensing matters. The settlement includes a one-time civil penalty of $291,000, and a one year suspended denial of our worldwide export privileges. The suspended denial period began on December 15, 2003 and, in the absence of further violations within the one year period, no denial of export privileges would take effect. In the event of a further alleged violation, Sun would receive notice and an opportunity to respond, pursuant to export control regulations, before the worldwide denial order would take effect. Although we do not believe the evidence would support the extreme sanction of a denial of all export privileges or exclusion from practice before the BIS, such penalties would have a material adverse effect on our financial condition and operating results. No criminal charges were involved in connection with this settlement.

11. RELATED PARTIES

We conduct transactions with two companies that are or were considered related parties. Time Warner, Inc. (Time Warner, formerly AOL Time Warner) is considered a related party because James L. Barksdale, the former President and Chief Executive Officer of Netscape Communications Corporation is a member of the Board of Directors of both Sun and Time Warner. General Electric Company (GE) and its subsidiaries was considered a related party because our Chairman of the Board of Directors, President and Chief Executive Officer, Scott G. McNealy, was a member of GE’s Board of Directors until January 1, 2003 when he resigned from the GE Board of Directors. Therefore, in fiscal 2004, GE is no longer considered a related party. The amount of net revenues and expenses recognized for GE and Time Warner were as follows (in millions):

	Three Months Ended			Six Months Ended
	December 28, 2003		December 29, 2002	December 28, 2003		December 29, 2002
Net revenues — GE	N/A	(1)	$310	N/A	(1)	$601
Net revenues — Time Warner	$12		$15	$24		$21
Expenses — GE	N/A	(1)	$3	N/A	(1)	$5
Expenses — Time Warner	—		—	—		$1

Accounts receivable and accounts payable balances with GE and Time Warner were as follows at (in millions):

	December 28, 2003		June 30, 2003
Accounts receivable from GE	N/A	(1)	$277
Accounts receivable from Time Warner	$6		7
Accounts payable to GE	N/A	(1)	5
Accounts payable to Time Warner	—		—

(1)	In fiscal 2004, GE is no longer considered a related party.

12. SUBSEQUENT EVENTS

On January 28, 2004, we acquired Nauticus Networks, Inc. (Nauticus), a privately-held company based in Framingham, Massachusetts. Nauticus has developed technology for a high-performance content-switch, including SSL, security, load-balancing and virtualization, which will be a key component of our volume systems strategy that enables massive horizontal scalability. We purchased Nauticus for approximately $12 million in cash, including $1 million in transaction costs. In accordance with SFAS 141, this transaction will be accounted for as a purchase business combination. The amount of purchase price in excess of the fair value of the acquired assets and liabilities will be recognized as goodwill.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Stockholders, Sun Microsystems, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sun Microsystems, Inc. as of December 28, 2003, and the related condensed consolidated statements of operations for the three-month and six-month periods ended December 28, 2003 and December 29, 2002, and the condensed consolidated statements of cash flows for the six-month periods ended December 28, 2003 and December 29, 2002. These financial statements are the responsibility of the Company’s management.

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

January 14, 2004

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is intended to be a summary of the areas that management believes are important in understanding the results of the quarter. This summary is not intended as a substitute for the detail provided in the following pages or for the consolidated financial statements and notes that appear elsewhere in this document.

Executive summary

For the quarter ended December 28, 2003, we experienced a sequential total net revenues increase of approximately 14% and a total net revenues decline of approximately 1% over the same quarter as last year. The sequential increase was achieved despite experiencing continued competitive pressure in a challenging information technology spending environment. While we saw some improvement in the telecommunication and government sectors, the overall information technology spending environment remains uncertain. On a sequential basis, our EMEA operations showed the strongest growth, this growth was assisted by a favorable foreign exchange rate impact of approximately 5%.

Gross margins improved sequentially by approximately 1.7 percentage points, but are still below those experienced in the prior year by approximately 1.5 percentage points. The main reason for the decline from the prior year is the continuation of competitive pressures which drove planned list price reductions and discounts to higher levels. In addition, our component cost, manufacturing cost and labor productivity savings in the quarter were not sufficient to fully offset these price reductions and discounts.

We saw a sequential increase in SG&A primarily resulting from the costs associated with the on-going workforce rebalancing efforts we have undertaken: SG&A expenses contain approximately $25 million of these expenses in the second quarter of fiscal 2004. The year-over-year increase in R&D expenses is due to our continued investment in unique and value-added intellectual property which reflects our belief that such investment will drive our long-term success in the marketplace. The incremental expenditures of approximately $20 million in R&D on a year-over-year basis was essentially the result of the on-going costs of developing the technology acquired with CenterRun, Pixo, Pirus and Terraspring, four strategic acquisitions made over the last few quarters.

Our cash flow from operations was negative for the first half of fiscal 2004. This was primarily the result of increases in working capital requirements due to the increase in revenue in the second quarter and the preparation for new product introductions scheduled to take place in the second half of fiscal 2004. Our focus on cash management is a top priority and we plan to continue to focus on driving improvement in our cash conversion cycle.

RESULTS OF OPERATIONS

Net Revenues

(dollars in millions)

	Three Months Ended		Change	Six Months Ended		Change
	December 28, 2003	December 29, 2002		December 28, 2003	December 29, 2002
Computer Systems products	$1,568	$1,621	(3.3)%	$2,850	$3,133	(9.0)%
Network Storage products	376	392	(4.1)%	728	760	(4.2)%

Products net revenue	$1,944	$2,013	(3.4)%	$3,578	$3,893	(8.1)%
Percentage of total net revenues	67.3%	69.1%		66.0%	68.8%
Support services	$745	$702	6.1%	$1,476	$1,385	6.6%
Professional and Educational services	199	200	(0.5)%	370	384	(3.6)%

Services net revenue	$944	$902	4.7%	$1,846	$1,769	4.4%
Percentage of total net revenues	32.7%	30.9%		34.0%	31.2%
Total net revenues	$2,888	$2,915	(0.9)%	$5,424	$5,662	(4.2)%

Our total net revenues for the second quarter and the first half of fiscal 2004 were more favorably impacted by foreign exchange as compared with the corresponding periods of fiscal 2003. This was due to the general weakening of the U.S. dollar in the second quarter and first half of fiscal 2004, as compared with the corresponding periods of fiscal 2003. The net foreign currency impact to our total net revenues is difficult to precisely measure; however, our best estimate of the foreign exchange benefit in the second quarter and first half of fiscal 2004 as compared with the corresponding periods of fiscal 2003 approximated 5% and 4%, respectively, on total net revenues.

Products Net Revenue

Products net revenue consists of revenue generated from the sale of Computer Systems and Network Storage products.

In the second quarter and first half of fiscal 2004, our Computer Systems and Network Storage products net revenue decreased, as compared with the corresponding periods of fiscal 2003, primarily as a result of an intense competitive environment. During the second quarter and first half of fiscal 2004, we responded to competitive pressures for both Computer Systems and Network Storage products with price reductions, which also negatively impacted our revenue.

Services Net Revenue

Services net revenue consists of revenue generated from Sun Services, which includes Support services and Professional and Educational services.

In the second quarter of fiscal 2004, the growth in services net revenue, as compared with the corresponding period of fiscal 2003, was due to an increase in revenue from Support services of approximately 6% or $43 million, while revenue from Professional and Educational services remained flat at approximately $200 million. Support services revenue, which represents over 75% of services net revenue for all periods presented, consists primarily of maintenance contract revenue, which is recognized ratably over the contractual period. Excluding the favorable foreign currency impact, during the second quarter of fiscal 2004, as compared with the corresponding period of fiscal 2003, Support services revenue was essentially flat. However, we experienced an increase in the number of systems under contract as we renewed contracts with existing customers and entered into contracts with new Support services customers. This increase was substantially offset by competitive pricing pressures we experienced and a change in the mix towards maintenance contracts sold with reduced service levels.

In the first half of fiscal 2004, the growth in services net revenue, as compared with the corresponding period of fiscal 2003, was due to an increase in revenue from Support services of approximately 7% or $91 million, partially offset by decreases in revenue from Professional and Educational services of approximately 4% or $14 million. Excluding the favorable foreign currency impact, during the first half of fiscal 2004, as compared with the corresponding period of fiscal 2003, Support services revenue increased only slightly. This increase was a result of a higher number of systems under contract as we renewed contracts with existing customers and entered into contracts with new Support services customers. This increase was partially offset by competitive pricing pressures we experienced and a change in the mix towards maintenance contracts sold with reduced service levels. Professional and Educational services revenue is generated from technical consulting to help customers plan, implement, and manage distributed network computing environments and from development and delivery of integrated learning solutions for enterprises, IT organizations, and individual IT professionals. The Professional and Educational services revenue decrease during the first half of fiscal 2004 was due to a combination of: (1) a reduction in customers’ discretionary spending, and (2) the continuing decline in new product sales.

Net Revenues by Geographic Area

(dollars in millions)

	Three Months Ended		Change	Six Months Ended		Change
	December 28, 2003	December 29, 2002		December 28, 2003	December 29, 2002
U.S	$1,214	$1,267	(4.2)%	$2,376	$2,509	(5.3)%
Percentage of net revenues	42.0%	43.5%		43.8%	44.3%
Americas-Other (Canada and Latin America)	$152	$146	4.1%	$268	$268	0.0%
Percentage of net revenues	5.3%	5.0%		4.9%	4.7%
EMEA (Europe, Middle East and Africa)	$1,031	$987	4.5%	$1,853	$1,839	0.8%
Percentage of net revenues	35.7%	33.8%		34.2%	32.5%
APAC (Asia, Australia and New Zealand)	$491	$515	(4.7)%	$927	$1,046	(11.4)%
Percentage of net revenues	17.0%	17.7%		17.1%	18.5%
International revenues	$1,674	$1,648	1.6%	$3,048	$3,153	(3.3)%
Percentage of net revenues	58.0%	56.5%		56.2%	55.7%
Total net revenues	$2,888	$2,915	(0.9)%	$5,424	$5,662	(4.2)%

The decrease in total net revenues in the U.S. is primarily the result of intense competition in a challenging information technology spending environment. If the information technology spending environment remains uncertain or worsens, and we are unable to compete effectively in this region, our results of operations and cash flows could be further adversely affected.

The following table sets forth net revenues in countries or regions contributing significantly to changes in international net revenues this quarter and during the first half of fiscal 2004:

(dollars in millions)

	Three Months Ended		Change	Six Months Ended		Change
	December 28, 2003	December 29, 2002		December 28, 2003	December 29, 2002
Germany	$233	$239	(2.5)%	$424	$455	(6.8)%
United Kingdom (UK)	$214	$201	6.5%	$412	$399	3.3%
Japan	$192	$243	(21.0)%	$377	$493	(23.5)%
Central and North EMEA (CNE)*	$187	$172	8.7%	$332	$327	1.5%

*	CNE consists primarily of the Scandinavian countries (Finland, Norway and Sweden), the Netherlands, Belgium, Luxembourg and Switzerland. In prior quarterly and annual reports we included an international area called “Northern Europe” that consisted of the Scandinavian countries, the Netherlands, Belgium, Luxembourg, Eastern Europe countries and Russia. This change to CNE reflects the manner in which we now manage our international operations.

During the second quarter and first half of fiscal 2004, we experienced lower revenues in Germany as compared with the corresponding periods of fiscal 2003 primarily from a decreased number of major infrastructure solutions deals during fiscal 2004 and an increase in the length of sales cycles during the first half of fiscal 2004 as compared with the same period of fiscal 2003.

Excluding the favorable foreign exchange impact in the UK and CNE, revenues decreased during all periods presented. The revenues decrease is due to the uncertain economic conditions and intense competitive environments partially offset by an increase in products revenue from certain large projects in these regions.

Revenue in Japan declined during the second quarter and first half of fiscal 2004 as compared with the corresponding periods of fiscal 2003. Economic conditions in Japan have shown continued weakness and we, together with our channel partners, have continued to experience intense competitive pressure when responding to the changing requirements of the Japanese market. We have recently taken actions in Japan, including a change in management and a $22 million charge in the second quarter of fiscal 2004 for workforce rebalancing efforts, to reduce our future costs in order to adjust to the current intense competitive business environment. If the adverse economic conditions in Japan continue or worsen and we are unable to compete effectively, our results of operations and cash flows could be further adversely affected.

Gross Margin

(dollars in millions)

	Three Months Ended		Change		Six Months Ended		Change
	December 28, 2003	December 29, 2002			December 28, 2003	December 29, 2002
Products gross margin	$837	$895	(6.5)%		$1,506	$1,682	(10.5)%
Percentage of products net revenue	43.1%	44.5%	(1.4	)pts	42.1%	43.2%	(1.1	)pts
Services gross margin	$371	$368	0.8%		$718	$713	0.7%
Percentage of services net revenue	39.3%	40.8%	(1.5	)pts	38.9%	40.3%	(1.4	)pts
Total gross margin	$1,208	$1,263	(4.4)%		$2,224	$2,395	(7.1)%
Percentage of net revenues	41.8%	43.3%	(1.5	)pts	41.0%	42.3%	(1.3	)pts

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

In the second quarter of fiscal 2004, as compared with the corresponding period of fiscal 2003, the 1.4 percentage point decrease in our products gross margin percentage was primarily the result of reductions in product pricing (planned list price reductions and sales discounting actions), which negatively impacted products gross margin by approximately 7 percentage points, substantially offset by component cost reductions benefiting products gross margin by approximately 6 percentage points.

In the first half of fiscal 2004, as compared with the corresponding period of fiscal 2003, the 1.1 percentage point decrease in our products gross margin percentage was primarily the result of the negative impact of: (1) our reductions in product pricing (planned list price reductions and sales discounting actions) of approximately 7 percentage points, and (2) changes in the sales products mix of approximately 1 percentage point; offset by component costs reductions benefiting products gross margin by approximately 7 percentage points.

We have experienced significant component cost reductions over the last several years, which have benefited our products gross margin. These component cost reductions have historically offset or been slightly less than the pricing actions we have taken. In the future we do not expect to achieve the same level of cost reductions that have helped us offset any pricing actions we may have taken in the past. We expect pricing pressures associated with competition to continue, which together with continued sales of lower margin products could adversely impact our operating results.

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

In the second quarter of fiscal 2004, as compared with the corresponding period of fiscal 2003, the 1.5 percentage points decrease in our services gross margin percentage reflected the negative impact of: (1) competitive pricing pressures of approximately 2 percentage points; and (2) changes in services mix of approximately 1 percentage point; partially offset by overall cost reductions, primarily from decreases in discretionary spending, and improved operating efficiencies across all lines of our services business, benefiting services gross margin by approximately 2 percentage points.

In the first half of fiscal 2004, as compared with the corresponding period of fiscal 2003, the 1.4 percentage point decrease in our services gross margin percentage reflected the negative impact of: (1) competitive pricing pressures of approximately 2 points; (2) increases in the amortization expenses on spares inventory of approximately 1 point; substantially offset by overall cost reductions, primarily from decreases in discretionary spending, and improved operating efficiencies across all lines of our services business, benefiting services gross margin by approximately 2 points.

Operating Expenses

(dollars in millions)

	Three Months Ended		Change	Six Months Ended		Change
	December 28, 2003	December 29, 2002		December 28, 2003	December 29, 2002
Research and development	$471	$451	4.4%	$938	$888	5.6%
Percentage of net revenues	16.3%	15.5%		17.3%	15.7%
Selling, general and administrative	$828	$830	(0.2)%	$1,626	$1,712	(5.0)%
Percentage of net revenues	28.7%	28.5%		30.0%	30.2%
Restructuring charges	$(10)	$357	(102.8)%	$(9)	$381	(102.4)%
Percentage of net revenues	(0.3)%	12.2%		(0.2)%	6.7%
Purchased in-process research and development	$—	$4	N/M	$1	$4	(75.0)%
Percentage of net revenues	—%	0.1%		0.0%	0.1%
Impairment of goodwill and other intangible assets	$—	$2,125	N/M	$—	$2,125	N/M
Percentage of net revenues	—%	72.9%		—%	37.5%

During the first half of fiscal 2004, we incurred separation costs for certain employees resulting from our workforce rebalancing efforts in various business units. The costs related to these activities during the second quarter and first half of fiscal 2004 totaled $29 million and $52 million, respectively. During the second quarter and first half of fiscal 2004, $4 million and $14 million, respectively, of these costs were classified as research and development expenses and $25 million and $38 million, respectively, were classified as selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.

Research and Development (R&D) Expenses

During the second quarter of fiscal 2004, R&D expenses increased $20 million, as compared with the corresponding period of fiscal 2003. The increase was primarily the result of a $25 million increase in compensation costs primarily due to our fiscal 2003 acquisitions, annual salary adjustments in effect during the third quarter of fiscal 2003 and separation costs from our R&D workforce rebalancing efforts. Slight reductions in depreciation costs and prototype expenses partially offset the increase.

During the first half of fiscal 2004, R&D expenses increased $50 million, as compared with the corresponding period of fiscal 2003. The increase was primarily the result of a $53 million increase in compensation costs primarily due to our fiscal 2003 and 2004 acquisitions, annual salary adjustments in effect during the third quarter of fiscal 2003 and separation costs from our R&D workforce rebalancing efforts.

Selling, General and Administrative (SG&A) Expenses

During the second quarter of fiscal 2004, SG&A expenses remained essentially flat at about $828 million, as compared with the corresponding period of fiscal 2003. Increases and decreases of SG&A expenses in various areas offset each other during the quarter and include primarily the following: a net increase of $27 million in compensation costs primarily due to separation costs from our workforce rebalancing efforts and our annual salary adjustments in effect during the third quarter of fiscal 2003, substantially offset by a $28 million decrease in depreciation and occupancy costs as a result of reductions in capital expenditures and previously announced facility exit plans.

During the first half of fiscal 2004, SG&A expenses decreased $86 million, as compared with the corresponding period of fiscal 2003. The decrease was primarily the result of: (1) a $71 million decrease in depreciation and occupancy costs as a result of reductions in capital expenditures and previously announced facility exit plans; and (2) a $42 million decrease in discretionary spending in areas such as information technology and marketing. These decreases were partially offset by a $26 million increase in compensation costs (which is net of savings related to lower headcount) primarily due to separation costs from our workforce rebalancing efforts and our annual salary adjustments in effect during the third quarter of fiscal 2003.

Restructuring Charges

We committed to restructuring plans in fiscal 2003 and 2002 (Fiscal 2003 Restructuring Plan and Fiscal 2002 Restructuring Plan, respectively) and a facility exit plan in fiscal 2001 (Fiscal 2001 Facility Exit Plan). We recorded initial restructuring charges in fiscal 2003, 2002 and 2001 based on assumptions and related estimates that we deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to the uncertainty of the commercial real estate market, primarily in the U.S., and the final settlement of certain lease obligations, we have made appropriate adjustments to the initial restructuring charges recorded in fiscal 2003, 2002 and 2001. During the second quarter and first half of fiscal 2004, as a result of final settlement of certain lease obligations, we recorded a net credit adjustment of $10 million and $9 million, respectively, primarily related to our Fiscal 2003 Restructuring Plan.

Our accrued liability for all three plans of $316 million at December 28, 2003, was net of approximately $141 million of estimated sublease income to be generated from sublease contracts not yet negotiated. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties. While the amount we have accrued represents our best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change throughout the implementation period. If macroeconomic conditions remain uncertain, particularly as they pertain to the commercial real estate market, we may be required to reduce our estimated future sublease income and, accordingly, increase our estimated cost to exit certain facilities.

The following table sets forth an analysis of the restructuring accrual activity for the six months ended December 28, 2003 (in millions):

	Fiscal 2003 Restructuring Plan		Fiscal 2002 Restructuring Plan	Fiscal 2001 Facility Exit Plan
	Severance and Benefits	Facilities Related	Facilities Related	Facilities Related	Total
Balance as of June 30, 2003	$24	$110	$181	$60	$375
Provision adjustments	(2)	(6)	(3)	2	(9)
Cash paid	(17)	(10)	(14)	(11)	(52)
Non-cash	1	—	—	1	2

Balance as of December 28, 2003	$6	$94	$164	$52	$316

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. Our accrual as of December 28, 2003 for facility related leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2018. As of December 28, 2003, $95 million of the $316 million accrual was classified as current and the remaining $221 million was classified as non-current.

The above restructuring charges are based on estimates that are subject to change. Changes to the estimates have been reflected as “Provision adjustments” on the above table in the period the changes in estimates were made.

Loss on Equity Investments

(dollars in millions)

	Three Months Ended			Six Months Ended
	December 28, 2003	December 29, 2002	Change	December 28, 2003	December 29, 2002	Change
Loss on equity investments, net	$(36)	$(11)	227.3%	$(61)	$(42)	45.2%
Percentage of net revenues	(1.2)%	(0.4)%		(1.1)%	(0.7)%

Our equity investments portfolio, which primarily consists of investments in publicly traded and privately-held technology companies, has continued to be negatively impacted during the second quarter and first half of fiscal 2004 by declining equity valuations in our investment portfolio. The losses on equity investments in the second quarter and first half of fiscal 2004 of $36 million and $61 million, respectively, as compared with the $11 million and $42 million loss, respectively, in the corresponding periods of fiscal 2003, were primarily related to a continuing decline in value of the portfolio that was considered other than temporary.

As of December 28, 2003, our equity investments portfolio of $139 million consisted of $21 million in marketable equity securities, $103 million in equity investments in privately-held companies and $15 million in investments in venture capital funds and other joint ventures.

The privately-held technology companies in which we have invested are particularly vulnerable to the uncertain investment environment and the continued low levels of investing activity in the private equity market place. If the current uncertain investment environment persists, we may incur additional losses on our investments.

Interest Income, net

(dollars in millions)

	Three Months Ended			Six Months Ended
	December 28, 2003	December 29, 2002	Change	December 28, 2003	December 29, 2002	Change
Interest income, net	$20	$38	(47.4)%	$41	$77	(46.8)%
Percentage of net revenues	0.7%	1.3%		0.8%	1.4%

In the second quarter and first half of fiscal 2004, interest income, net, decreased $18 million and $36 million, respectively, as compared with the corresponding periods of fiscal 2003. This decrease is primarily due to: (1) a combination of lower interest rates and lower cash and marketable debt securities balances (a decrease of $13 million and $25 million, respectively); and (2) lower realized gains on the sale of certain marketable debt securities.

The average duration of our portfolio of marketable securities increased to 0.93 year in the second quarter of fiscal 2004 from 0.85 year in the corresponding period of fiscal 2003. In general, we would expect the volatility of this portfolio to increase as its duration increases.

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

Income Taxes

(dollars in millions)

	Three Months Ended			Six Months Ended
	December 28, 2003	December 29, 2002	Change	December 28, 2003	December 29, 2002	Change
Income tax provision (benefit)	$28	$(194)	(114.4)%	$59	$(286)	(120.6)%
Percentage of loss before taxes	N/A	7.8%		N/A	10.7%

For the second quarter and first half of fiscal 2004, we recorded an income tax provision of $28 million and $59 million, respectively, as compared with an income tax benefit of $194 million and $286 million for the corresponding periods of fiscal 2003. This tax provision was recorded for taxes due on income generated in certain state and foreign tax jurisdictions and included adjustments for the difference between estimated amounts recorded and actual liabilities resulting from the filing of prior years’ tax returns. Income tax benefits have been recorded on the quarter pre-tax loss and we have provided a full valuation allowance against such benefits.

We intend to maintain this valuation allowance until sufficient evidence exists to support changing the valuation allowance. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance or could increase if our valuation allowance increases.

The realization of our remaining net deferred tax assets of approximately $600 million is primarily dependent on forecasted future pre-tax income, including achieving our forecast of fiscal 2004 pre-tax income. During the course of our third fiscal quarter, we will complete our mid-year fiscal 2004 financial outlook, which will update the assumptions underlying the current net deferred tax asset valuation. We do not have enough information to complete a full update of these assumptions at this time or to conclude at this time the impact of any changes that may occur to our current fiscal 2004 forecast, and therefore we have concluded that our original estimates of the underlying assumptions are still appropriate at this time. However, some of our initial outlook scenarios reviewed during the early phase of this planning cycle indicate there could be a significant risk to the underlying assumptions supporting the current valuation. If during the third or the fourth quarter of fiscal 2004 we do conclude that achievement of our current forecasted results for fiscal 2004 is unlikely, we will update our analysis, which would result in an increase to our valuation allowance. Any increase in the valuation allowance offsetting our deferred tax asset would result in additional income tax expense in such period and could have a significant impact on the period’s earnings.

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

Information with respect to stock option and stock purchase rights activity for the six months ended December 28, 2003, is as follows (in millions, except per share amounts):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2003	305	587	$13.95
Grants and assumptions	(89)	92	3.99
Exercises	—	(19)	2.21
Cancellations	22	(23)	14.62

Balance at December 28, 2003	238	637	$12.83

The following table summarizes significant ranges of outstanding and exercisable options at December 28, 2003 (shares and aggregate intrinsic value in millions):

	Outstanding Options					Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Potential Dilution Percentage	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Potential Dilution Percentage
$0.01 - $4.38	260	6.0	$3.68	$182	7.9%	77	$3.12	$97	2.3%
$4.38 - $5.01	5	3.9	4.83	—	0.2%	4	4.78	—	0.1%
$5.02 - $10.00	152	4.6	7.33	—	4.6%	90	6.52	—	2.7%
$10.01 - $15.00	45	4.4	12.63	—	1.4%	31	12.65	—	1.0%
$15.01 - $20.00	83	5.0	17.94	—	2.5%	43	17.72	—	1.3%
$20.01 - $40.00	49	4.3	37.65	—	1.5%	31	37.11	—	1.0%
$40.00 - $108.30	43	4.5	49.89	—	1.3%	27	49.85	—	0.8%

	637	5.2	$12.83	$182	19.4%	303	$14.88	$97	9.2%

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Sun’s closing stock price of $4.38 at December 26, 2003 (last trading day of our second quarter of fiscal 2004), and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 28, 2003. This amount changes based on the fair market value of Sun’s stock.

The potential dilution percentage is computed by dividing the options in the related range of exercise prices by the shares of common stock issued, adjusted for treasury stock, as of December 28, 2003 (3,280 million shares) and does not reflect the potential proceeds from the exercise price of the options.

The 637 million options outstanding will vest as follows (in millions):

	Q2’04 and prior	2004	2005	2006	2007	2008	2009	Total
Number of Options	303	48	96	76	58	38	18	637

Equity Compensation Plan Information

A summary of our stockholder approved and non-approved equity compensation plans as of December 28, 2003 is as follows (in millions, except exercise price amounts):

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (in dollars)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (excluding ESPP)	617	$13.02	207
Equity compensation plans not approved by security holders (excluding ESPP)	20	$7.26	31

Total (excluding ESPP)	637	$12.83	238

Equity compensation plans approved by security holders (ESPP only)	N/A	N/A	188
Equity compensation plans not approved by security holders (ESPP only)	N/A	N/A	—

Total (ESPP only)	N/A	N/A	188

All Plans	637	$12.83	426

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

(dollars in millions)

	December 28, 2003	June 30, 2003	Change
Cash and cash equivalents	$1,428	$2,015	$(587)
Marketable debt securities	3,733	3,726	7

Total cash, cash equivalents and marketable debt securities	$5,161	$5,741	$(580)

Percentage of total assets	42.2%	44.2%	(2.0	)pts

Days sales outstanding (DSO)	69	72
Days of supply in inventory (DOS)	26	22
Days payable outstanding (DPO)	(49)	(48)

Cash conversion cycle	46	46

Inventory turns - products only	8.7	8.6

	Six Months Ended
	December 28, 2003	December 29, 2002	Change
Cash provided by (used in) operating activities	$(331)	$323	$(654)
Cash used in investing activities	$(369)	$(167)	$(202)
Cash provided by (used in) financing activities	$113	$(623)	$736

Net decrease in cash and cash equivalents	$(587)	$(467)	$(120)

Changes in Cash Flow

During the first half of fiscal 2004, we used $331 million of cash in operating activities, as compared with $323 million in cash provided by operating activities during the first half of fiscal 2003. In the first half of fiscal 2004, our use of cash in non-operating activities was primarily attributable to the $190 million paid for our acquisitions during the period, the $153 million of capital and spares investments and the $36 million net purchase of marketable debt securities. As a result, during the six months ended December 28, 2003, our cash, cash equivalents and marketable debt securities decreased by $580 million.

Cash used in operating activities during the first half of fiscal 2004 was primarily the result of the decrease in our other liabilities, including the reduction in deferred revenues from June 30, 2003 and the settlement of some foreign currency hedging contracts, and the increase in inventories, which were partially offset by the decrease in accounts receivable.

Net accounts receivable decreased to $2,214 million at December 28, 2003 from $2,381 million at June 30, 2003. The decrease in net accounts receivable was primarily due to the lower revenues over the past two quarters as compared with our third and fourth quarters of fiscal 2003, and improvement in our collection efficiencies during the period.

We ended the second quarter of fiscal 2004 with a cash conversion cycle of 46 days, equal to the June 30, 2003 number. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash for the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of days of sales outstanding (DSO) added to days of supply in inventories (DOS), reduced by days of payable outstanding (DPO). At the end of the second quarter of fiscal 2004, our DOS increased primarily due to a specific build up in inventory to support the product transition scheduled to take place during the second half of fiscal 2004. Our DPO was increased by 1 day and our DSO decreased 3 days from the June 30, 2003 levels.

Inventories increased to $480 million at December 28, 2003 from $416 million at June 30, 2003 and our inventory turn rate increased to 8.7 times at December 28, 2003 from 8.6 times at June 30, 2003. Inventory turns is annualized and represents the number of times inventory is replenished during the year. Inventory management will continue to be an area of focus as we balance the need to maintain strategic inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

Prepaid expenses and other current assets increased to $826 million at December 28, 2003 from $787 million at June 30, 2003 primarily due to an increase in deferred costs associated with Professional services for which revenues will be recognized upon completion of the contracts.

Accounts payable remained relatively flat at $906 million at December 28, 2003, as compared with $903 million at June 30, 2003. Our accrued payroll-related liabilities decreased to $469 million at December 28, 2003 from $479 million at June 30, 2003, as a result of decreases in vacation, incentive compensation accruals and payroll accruals, partially offset by an increase in medical benefit accruals. Accrued liabilities decreased to $859 million at December 28, 2003 from $1,027 million at June 30, 2003, as a result of operational costs reductions and settlement of foreign exchange contracts from our hedging activities. Our total deferred revenues decreased $227 million from June 30, 2003 to December 28, 2003, including a $240 million decrease in the current portion partially offset by a $13 million increase in the non-current portion, due to lower Support services billing activity during the period. Other non-current obligations decreased to $343 million at December 28, 2003 from $384 million at June 30, 2003 primarily due to decreases in the long-term liability related to our restructuring plans.

Liquidity

From time to time, our Board of Directors approves common stock repurchase programs allowing management to repurchase shares of our common stock in the open market. In February 2001, we announced our intention to acquire up to $1.5 billion of our outstanding common stock under a stock repurchase program authorized by our Board of Directors. Under the February 2001 program, the timing and actual number of shares subject to repurchase are at the discretion of our management and are contingent on a number of factors, including our projected cash flow requirements, market conditions and our share price. During the first half of fiscal 2004, we did not repurchase common stock under any repurchase programs, while we repurchased common stock under all repurchase programs for an aggregate purchase price of $499 million during the first half of fiscal 2003. All such repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Our $1.3 billion of unsecured senior debt securities (Senior Notes) outstanding are due at various times between August 2004 and August 2009. At December 28, 2003, $250 million of principal has been reclassified as the current portion of long-term debt. The Senior Notes are subject to compliance with certain covenants that do not contain financial ratios. We are currently in compliance with these covenants. If we failed to be in compliance with these covenants, the trustee of the Senior Notes or holders of not less than 25% in principal amount of the Senior Notes would have the ability to demand immediate payment of all amounts outstanding.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents in subsidiaries for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. Accordingly, in addition to the $1,428 million in cash and cash equivalents we currently have for shorter-term requirements, we have approximately $3,733 million in marketable debt securities that are available for future operating, financing and investing activities, for a total cash and marketable debt securities position of $5,161 million. However, at June 30, 2003, approximately $1,365 million of this balance represents cash generated from operations domiciled in foreign tax jurisdictions that are designated as permanently invested in the respective tax jurisdictions. If these funds are required for our operations in the U.S., we would be required to accrue and pay additional taxes to repatriate these funds. Currently, we do not anticipate a need to repatriate these funds to our U.S. operations.

Sun is insured by nationally recognized insurers for certain potential liabilities, including workers compensation, general liability, automotive liability, employer’s liability, errors and omissions liability, employment practices liability, property, cargo and crime and directors and officers liability. We self-insure between $2 million and $25 million per occurrence on the lines of coverage noted above, and beginning on July 1, 2003 we self-insure for all indemnification or defense payments we, as a company, may make to or on behalf of our directors and officers as a result of known events that occurred between July 1, 2003 and November 11, 2003 (Known Events) under applicable agreements, Sun’s charter documents and applicable law. As our indemnification obligations to directors and officers for these Known Events could be substantial, our liability arising out of those Known Events could adversely affect Sun’s financial condition, liquidity, cash flows and results of operations if a material claim or loss occurred. Sun performs an annual actuarial analysis to develop an estimate of amounts to be paid for both claims reported and potential losses on activities that have occurred but have not yet been reported for self-insurance exposure. Loss accruals were $23 million as of December 28, 2003.

In addition, we have uncommitted lines of credit aggregating approximately $626 million. No amounts were drawn from these lines of credit as of December 28, 2003. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

We believe that the liquidity provided by existing cash, cash equivalents, and marketable debt securities will provide sufficient capital to meet our requirements for at least the next 12 months. We believe our level of financial resources is a significant competitive factor in our industry and we may choose at any time to raise additional capital to strengthen our financial position, facilitate growth, and provide us with additional flexibility to take advantage of business opportunities that arise.

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

Our competitors are some of the largest, most successful companies in the world. They include International Business Machines Corporation (IBM), Hewlett-Packard Company (HP), EMC Corporation (EMC), Fujitsu Limited (Fujitsu) and the Fujitsu-Siemens joint venture. We also compete with systems manufacturers and resellers of systems based on microprocessors from Intel Corporation (Intel) and the Windows family of operating systems software from Microsoft Corporation (Microsoft). These competitors include Dell Inc. (Dell) and HP, in addition to Intel and Microsoft. Certain of these competitors compete aggressively on price and seek to maintain very low cost structures. Some of these competitors are seeking to increase their market share in the enterprise server market which creates increased pressure, including pricing pressure, on our workstation and lower-end server product lines. In particular, we are seeing increased competition and pricing pressures from competitors offering systems running Linux software and other open source software. In addition, certain of our competitors, including IBM and HP, have financial and human resources and scale that are substantially greater than ours, which increases the competitive pressures we face.

Customers make buying decisions based on many factors, including new product and service offerings and features; product performance; availability and quality of support and other services; price; platform; interoperability with hardware and software of other vendors; quality; reliability, security features and availability of products; breadth of product line; ease of doing business; a vendor’s ability to adapt to customers’ changing requirements; responsiveness to shifts in the marketplace; business model (e.g., utility computing, subscription based software usage, consolidation versus outsourcing); contractual terms and conditions; vendor reputation and vendor viability. As competition increases, each factor on which we compete becomes more important and the lack of competitive advantage with respect to one or more of these factors could lead to a loss of competitive position resulting in fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability and loss of market share. We expect competitive pressure to remain intense.

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

We maintain higher research and development costs, as a percentage of revenues, than many of our competitors and our earnings are dependent upon maintaining gross margins at a sufficient level to offset these costs.

One of our business strategies is to derive a competitive advantage and a resulting enhancement of our gross margins from our investments in innovative new technologies which customers value. As a result, as a percentage of revenues, we incur higher fixed R&D costs than many of our competitors. To the extent that we are unable to develop and sell products with attractive gross margins in sufficient volumes, our earnings may be materially adversely affected by our cost structure. During fiscal 2003 and 2004, we added new products to our entry-level server product line that are offered at a lower price point and, accordingly, provide us with a lower gross margin percentage than our products as a whole. Although our strategy is to sell these products as part of overall systems which include other products with higher gross margin percentages, to the extent that the mix of our overall revenues represented by sales of lower gross margin products increases, our gross margins and earnings may be adversely affected.

The products we make are very complex. If we are unable to rapidly and successfully develop and introduce new products and manage our inventory, we will not be able to satisfy customer demand.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that our customers choose to buy. If we are unable to develop new products, our business and operating results could be adversely affected. We must quickly develop, introduce, and deliver in quantity new, complex systems, software, and hardware products and components. These include products which incorporate our UltraSPARC® III architecture and the Solaris™ Operating System, the Java platform, Sun Java™ System portfolio and N1 architecture, among others. The development process for these complicated products is very uncertain. It requires high levels of innovation from both our product designers and the suppliers of the components used in our products. The development process is also lengthy and costly. If we fail to accurately anticipate our customers’ needs and technological trends, or are otherwise unable to complete the development of a product on a timely basis, we will be unable to introduce new products into the market on a timely basis, if at all, and our business and operating results would be adversely affected.

The manufacture and introduction of our new products is also a complicated process. Once we have developed a new product we face several challenges in the manufacturing process. We must be able to manufacture new products in sufficient volumes so that we can have an adequate supply of new products to meet customer demand. We must also be able to manufacture the new products at acceptable costs. This requires us to be able to accurately forecast customer demand so that we can procure the appropriate components at optimal costs. Forecasting demand requires us to predict order volumes, the correct mixes of our hardware and software products, and the correct configurations of these products. We must manage new product introductions, such as the product transition from UltraSPARC III to UltraSPARC IV microprocessor expected to take place in the second half of fiscal 2004, to minimize the impact of customer-delayed purchases of existing products in anticipation of new product releases. We must also try to reduce the levels of older product and component inventories to minimize inventory write-offs. If we have excess inventory, it may be necessary to reduce our prices and write down inventory, which could result in lower gross margins. Additionally, our customers may delay orders for existing products in anticipation of new product introductions. As a result, we may decide to adjust prices of our existing products during this process to try to increase customer demand for these products. Our future operating results would be adversely affected if such pricing adjustments were to occur and we were unable to mitigate the resulting margin pressure by maintaining a favorable mix of systems, software, service and other products, or if we were unsuccessful in achieving component cost reductions, operating efficiencies and increasing sales volumes.

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

We depend on many suppliers for the necessary parts and components to manufacture our products. There are a number of vendors producing the parts and components that we need. However, there are some components that can only be purchased from a single vendor due to price, quality, or technology reasons. For example, we depend on Texas Instruments for the manufacture of our UltraSPARC microprocessors and several other companies for custom integrated circuits. If we were unable to purchase on acceptable terms or experienced significant delays or quality issues in the delivery of necessary parts and/or components from a particular vendor and we had to find a new supplier for such parts and/or components, our new and existing product shipments could be delayed, adversely affecting our business and operating results.

Our future operating results depend on our ability to purchase a sufficient amount of components to meet the demands of our customers.

We depend heavily on our suppliers to design, manufacture, and deliver on a timely basis the necessary components for our products. While many of the components we purchase are standard, we do purchase some components, including color monitors, custom power supplies, application specific integrated circuits (ASICs) and custom memory and graphics devices, that require long lead times to manufacture and deliver. Long lead times make it difficult for us to plan component inventory levels in order to meet the customer demand for our products. In addition, in the past, we have experienced shortages in certain of our components (specifically, ASICs, dynamic random access memories (DRAMs) and static random access memories (SRAMs)). If a component delivery from a supplier is delayed, if we experience a shortage in one or more components, or if we are unable to provide for adequate levels of component inventory, our new and/or existing product shipments could be delayed and our business and operating results could be adversely affected.

Since we may order components from suppliers in advance of receipt of customer orders for our products which include these components, we could face a material inventory risk.

As part of our component planning, we may place orders with or pay certain suppliers for components in advance of receipt of customer orders. We occasionally enter into negotiated orders with vendors early in the manufacturing process of our microprocessors to make sure we have enough of these components for our new products to meet anticipated customer demand. Because the design and manufacturing process for these components is very complicated it is possible that we could experience a design or manufacturing flaw that could delay or even prevent the production of the components for which we have previously committed to pay. We also face the risk of ordering too many components, or conversely, not enough components, since supply orders are generally based on forecasts of customer orders rather than actual customer orders. In addition, in some cases, we make commitments to our suppliers for work-in-progress, supplier’s finished goods, custom sub-assemblies and/or Sun unique raw materials that are necessary to meet our lead times for finished goods. If we cannot change or be released from supply orders, we could incur costs from the purchase of unusable components, either due to a delay in the production of the components or other supplies or as a result of inaccurately predicting supply orders in advance of customer orders. Our business and operating results could be adversely affected as a result of these increased costs.

Delays in product development or customer acceptance and implementation of new products and technologies could seriously harm our business.

Generally, the computer systems we sell to customers incorporate various hardware and software products that we sell, such as UltraSPARC microprocessors, various software elements, from the Solaris Operating System to the Java platform, Sun Java System portfolio, N1 and Sun StorEdge™ array products. Any delay in the development, delivery or acceptance of key elements of the hardware or software included in our systems could delay our shipment of these systems. Delays in the development and introduction of our products may occur for various reasons.

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

Finding solutions to quality issues for our customers can be expensive and may result in additional warranty and other costs to Sun, reducing our operating results. In recent periods we have implemented new quality control measures intended to make it more likely that any quality issues are identified prior to product shipment. As a result of these measures, we may delay more product shipments in future periods as a result of the identification of quality issues or potential quality issues. For example, in July 2003, most of our server product line was on stop ship and standard shipment lead times did not recover until the beginning of September. While it is not possible to exactly quantify the impact of these stop ships and we do not believe the stop ships had a material impact on revenue for our first quarter of fiscal 2004, there can be no assurance that future stop shipments will not have a material adverse effect on our revenues, operating results, cash flows from operations and financial condition. These stop ships were, however, disruptive to our first quarter of fiscal 2004 in terms of shipment linearity. Delays in product shipments to our customers will delay revenue recognition and could adversely affect our revenues and reported results. If we are unable to fix identified errors or adequately address quality issues, our relationships with customers can be impaired, our reputation can suffer and we can lose customers or sales which could have a material adverse effect on our revenues, operating results, cash flows from operations and financial condition.

Our international customers and operations subject us to a number of risks.

Currently more than half of our revenues come from international sales. In addition, a portion of our operations consists of manufacturing and sales activities outside of the U.S. Our ability to sell our products and conduct our operations internationally is subject to a number of risks. Local economic, political and labor conditions in each country could adversely affect demand for our products and services or disrupt our operations in these markets. We may also experience reduced intellectual property protection or longer and more challenging collection cycles as a result of different customary business practices in certain countries where we do business which could have an adverse effect on our business operations and financial results. Currency fluctuations could also adversely affect our business in a number of ways. Although we take steps to reduce or eliminate certain foreign currency exposures that can be identified or quantified, we may incur currency translation losses as a result of our international operations. Further, in the event that currency fluctuations cause our products to become more expensive in overseas markets in local currencies, there could be a reduction in demand for our products or we could lower our pricing in some or all of these markets resulting in reduced revenue and margins. Alternatively, a weakening dollar could result in greater costs to us for our overseas operations. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business in these jurisdictions. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs. In addition, we could be subject to regulations, fines and penalties for violations of import and export regulations such as our products being shipped directly or through a third-party to certain countries. Such violations could result in penalties, including prohibiting us from exporting our products to one or more countries, and could adversely affect our business. See Part II, Item 1. Legal Proceedings for a description of certain matters that were recently settled with the U.S. Department of Commerce, Bureau of Industry and Security, Office of Export Enforcement (BIS).

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

The realization of our remaining net deferred tax assets of approximately $600 million is primarily dependent on forecasted future pre-tax income, including achieving our forecast of fiscal 2004 pre-tax income. During the course of our third fiscal quarter, we will complete our mid-year fiscal 2004 financial outlook, which will update the assumptions underlying the current net deferred tax asset valuation. We do not have enough information to complete a full update of these assumptions at this time or to conclude at this time the impact of any changes that may occur to our current fiscal 2004 forecast, and therefore we have concluded that our original estimates of the underlying assumptions are still appropriate at this time. However, some of our initial outlook scenarios reviewed during the early phase of this planning cycle indicate there could be a significant risk to the underlying assumptions supporting the current valuation. If during the third or the fourth quarter of fiscal 2004 we do conclude that achievement of our current forecasted results for fiscal 2004 is unlikely, we will update our analysis, which would result in an increase to our valuation allowance. Any increase in the valuation allowance offsetting our deferred tax asset would result in additional income tax expense in such period and could have a significant impact on the period’s earnings.

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

We also depend on the telecommunications, financial services and manufacturing industries for a significant portion of our revenues. Our revenues are dependent on the level of technology capital spending in the U.S. and international economies. If the current uncertain economic conditions continue, we would expect that the significant reduction and deferrals of capital spending could continue. If capital spending declines in these industries over an extended period of time, our business will continue to be adversely affected. We continue to execute on our strategy to reduce our dependence on these industries by expanding our product reach into new industries, but no assurance can be given that this strategy will be successful.

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

We could lose our ability to export our products if we violate export control laws.

We entered into settlement agreements with the United States Department of Commerce, Bureau of Industry and Security, Office of Export Enforcement (BIS) on December 15, 2003 addressing certain BIS charges that we had violated export control regulations. The settlement includes a one year suspended denial of our worldwide export privileges. In the event that we violate export control laws during the one year suspension period, the BIS order denying us worldwide export privileges could take effect. We are highly dependent upon the export of our products and services overseas. For example, our net revenues for fiscal 2003 for sales outside of the United States were approximately 56% of our total net revenues. Accordingly, in the event that the BIS imposed the extreme sanction of a denial of all export privileges, such penalty would have a material adverse effect on our financial condition and operating results.

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

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Sun. Several agencies and entities are considering, and the Financial Accounting Standards Board (FASB) has announced that it will propose changes to US GAAP that, if implemented, would require us to record a charge to earnings for employee stock option grants, likely for awards granted after July 1, 2005. This pending regulation would negatively impact our earnings. For example, recording a charge for employee stock options under SFAS No. 123, “Accounting for Stock-Based Compensation” would have increased net loss by $555 million and $647 million for fiscal 2003 and 2002, respectively, and reduced net income by $533 million for fiscal 2001. See also Note 2 to the Condensed Consolidated Financial Statements – Summary of Significant Accounting Policies: Stock Options Plans. In addition, new regulations implemented by The Nasdaq National Market requiring shareholder approval for all stock option plans as well as new regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

Our stock price can be volatile.

Our stock price, like that of other technology companies, continues to be volatile. For example, our stock price can be affected by many factors such as quarterly increases or decreases in our earnings, speculation in the investment community about our financial condition or results of operations and changes in revenue or earnings estimates, downgrades in our credit ratings, announcement of new products, technological developments, alliances, acquisitions or divestitures by us or one of our competitors or the loss of key management personnel. In addition, general macroeconomic and market conditions unrelated to our financial performance may also affect our stock price.

Our credit rating is subject to downgrade.

In November 2002, Fitch Ratings, a credit ratings agency that follows Sun, initiated coverage of Sun and assigned a BBB rating to our senior unsecured debt and placed us on negative outlook. In September 2003, Moody’s Investor Services downgraded us from Baa1 to Baa3 and placed us on negative outlook. In addition, in October 2003, Standard & Poor’s that has a rating of BBB on Sun placed us on CreditWatch with negative implications. These ratings reflect those credit agencies’ expectations that the intense competitive environment facing Sun in its core markets will continue over at least the near-term to challenge Sun’s sales and profitability. Further downgrades by these ratings agencies could increase our costs of obtaining, or make it more difficult to obtain or issue new debt financing or interest rate swap agreements used to modify the interest characteristics of any new debt, which could adversely affect our business and financial condition.

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

FORWARD–LOOKING STATEMENTS

This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements related to our belief that the overall information technology spending environment remains uncertain, our belief that there is a continuation of competitive pressures, our on-going workforce rebalancing efforts, our continued investment in unique and value-added intellectual property, our belief that R&D investment will drive our long-term success in the marketplace, that our focus on cash management is a top priority, that we plan to focus on driving improvement in our cash conversion cycle, our belief that economic conditions in Japan have shown continued weakness, that we, together with our channel partners, have continued to experience intense competitive pressure, expectations if the adverse economic conditions in Japan worsen or we are unable to compete effectively, our expectations as to our levels of cost reductions, our expectations with regard to pricing pressures and continued sales of lower margin products, our estimates with regard to sublease income and the commercial real estate market, cash expenditures relating to workforce reductions, expectations with regard to our equity investments, our expectation with regard to the volatility of our portfolio of marketable securities, our intent to maintain our valuation allowance, statements regarding our deferred tax asset, expectations regarding our forecast of pre-tax income, our estimate for full year tax provision, our expectation with regard to the timing of a product transition, our intent to efficiently manage our assets, that inventory management continues to be an area of focus, our long-term strategy to maintain a minimum amount of cash and cash equivalents in subsidiaries and to invest the remaining amount of cash in interest bearing and highly liquid cash equivalents and marketable debt securities, our belief that we will not need to repatriate funds to our U.S. operations, our belief that the liquidity provided by existing cash, cash equivalents, marketable debt securities and cash generated from operations will provide sufficient capital to meet our requirements for at least the next 12 months and our belief that our level of financial resources is a significant competitive factor in our industry.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in “RISK FACTORS,” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, increased competition, increased pricing pressures, continued uncertain economic conditions in the U.S. and internationally, including uncertain economic conditions in the specific markets for our products, adverse business conditions, failure to design, develop and manufacture new products, lack of success in technological advancements, lack of acceptance of new products and services, unexpected changes in the demand for our products and services, delays in product introductions and projects, failure to further reduce costs or improve operating efficiencies, currency fluctuations, our failure to comply with export control laws and our ability to attract, hire and retain key and qualified employees.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at December 28, 2003. Actual results may differ materially.

Interest Rate Sensitivity

Our investment portfolio consists primarily of fixed income instruments with an average duration of 0.93 year as of December 28, 2003 as compared with 0.85 year as of December 29, 2002. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, for example, a hypothetical 150 BPS increase in interest rates would result in an approximate $45 million decrease in the fair value of our investments in debt securities as of December 28, 2003.

We also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest payable on the Senior Notes effectively becomes variable and thus matches the variable interest rate received from our cash and marketable securities. Accordingly, interest rate fluctuations impact the fair value of our Senior Notes outstanding, which will be offset by corresponding changes in the fair value of the swap agreements. However, by entering into these swap agreements, we have a cash flow exposure related to the risk that interest rates may increase. For example, at December 28, 2003, a hypothetical 150 BPS increase in interest rates would result in an approximate $20 million decrease in cash over a year.

Foreign Currency Exchange Risk

As a large portion of our business takes place outside of the U.S., we enter into transactions in other currencies. We are primarily exposed to changes in exchange rates for the euro, Japanese yen, and British pound. We are a net receiver of currencies other than the U.S. dollar and, as such, can benefit from a weaker dollar, and can be adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect our consolidated sales and operating margins as expressed in U.S. dollars. To minimize currency exposure gains and losses, we may borrow funds in local currencies, often enter into forward exchange contracts, purchase foreign currency options and promote natural hedges by purchasing components and incurring expenses in local currencies. Currently, we have no plans to discontinue our hedging programs; however, we may evaluate the benefits of our hedging strategies and may choose to discontinue them in the future.

Based on our foreign currency exchange instruments outstanding at December 28, 2003, we estimate a maximum potential one-day loss in fair value of approximately $7 million, as compared with $6 million as of June 30, 2003, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables, and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. Foreign currency fluctuations did not have a material impact on our results of operations and financial position during the second quarter of fiscal 2004.

Equity Security Price Risk

We are exposed to price fluctuations on the marketable portion of equity securities included in our portfolio of equity investments. These investments are generally in companies in the high-technology industry sector, many of which are small capitalization stocks. We typically do not attempt to reduce or eliminate the market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $4 million decrease in the fair value of our available-for-sale equity investments as of December 28, 2003, as compared with $2 million as of December 29, 2002. At December 28, 2003, three equity securities represented approximately $14 million of the $21 million total fair value of the marketable equity securities.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 11, 2002, Eastman Kodak Company (Kodak) filed a civil lawsuit against us, Eastman Kodak Company v. Sun Microsystems, Inc., Civil Action No. 02-CV-6074, in the United States District Court for the Western District of New York. On March 22, 2002, Kodak filed a First Amended Complaint, which asserts that some of our products, including those relating to our Java technology, infringe one or more claims of U.S. Patent No. 5,206,951, U.S. Patent No. 5,421,012, and U.S. Patent No. 5,226,161 (collectively, the Kodak Patents). Kodak further alleges that we have contributed to and induced infringement of one or more claims of the Kodak Patents. Kodak seeks injunctive relief against future infringement, unspecified damages for past infringement, and attorney’s fees and costs. We have filed an Answer with the court, denying infringement of any valid and enforceable claim of any of the Kodak Patents. We also filed counter claims, seeking a declaratory judgment of noninfringement, invalidity and/or unenforceability of the Kodak Patents. We further allege that Kodak’s claims are barred in whole or in part by the doctrines of estoppel, laches and patent exhaustion, and that we have license and/or sublicense rights to the Kodak Patents. On October 22, 2003, the court issued a “Markman” ruling, which describes the court’s construction of the Kodak Patents. The ruling governs only the construction of the disputed patent claims. It does not determine whether those claims are valid or whether any Sun product infringes those claims. On January 14, 2004, the parties participated in a settlement conference at which the parties were unable to reach a settlement. We have not received an order from the court scheduling this matter for trial.

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

In early February 2002, Sun and two of its subsidiaries received several charging letters from the United States Department of Commerce, Bureau of Industry and Security, Office of Export Enforcement (BIS) claiming that we had violated export control regulations. The letters related to sales in 1998 in Egypt and in 1997 to a reseller in Hong Kong for subsequent resale in the People’s Republic of China, as well as violations related to certain record keeping requirements with respect to past exports to a variety of countries. On December 15, 2003, Sun entered into settlement agreements with the BIS regarding these export licensing matters. The settlement includes a one-time civil penalty of $291,000, and a one year suspended denial of our worldwide export privileges. The suspended denial period began on December 15, 2003 and, in the absence of further violations within the one year period, no denial of export privileges would take effect. In the event of a further alleged violation, Sun would receive notice and an opportunity to respond, pursuant to export control regulations, before the worldwide denial order would take effect. Although we do not believe the evidence would support the extreme sanction of a denial of all export privileges or exclusion from practice before the BIS, such penalties would have a material adverse effect on our financial condition and operating results. No criminal charges were involved in connection with this settlement.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first and second quarters of fiscal 2004, we issued unregistered shares of our common stock in connection with our acquisition of CenterRun, Inc. (CenterRun). Pursuant to the acquisition of CenterRun, we assumed all outstanding options to purchase CenterRun stock. Following the closing, the assumed options are exercisable for the number of shares determined by multiplying the original number of shares subject to the option by the transaction exchange ratio. The per share exercise price is determined by dividing the original per share exercise price by the transaction exchange ratio. We filed a registration statement on Form S-8 (No. 333-101332) on November 20, 2003 to register the assumed options held by employees of CenterRun who became employees of Sun. However, certain options held by former employees or consultants of CenterRun were not eligible for registration on Form S-8. Options to purchase an aggregate of 4,957 shares were exercised for Sun common stock by these persons in September and October 2003 for aggregate cash consideration of $645.

These issuances were exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. No underwriters were used in connection with these transactions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on November 13, 2003. At the meeting, stockholders voted upon the following actions:

(a)	Election of Directors:

	FOR	WITHHELD
Scott G. McNealy	2,712,660,473	111,231,411
James L. Barksdale	2,718,994,045	94,897,839
L. John Doerr	2,658,953,593	164,938,291

	FOR	WITHHELD
Robert J. Fisher	2,651,779,839	172,112,045
Michael E. Lehman	2,726,382,627	97,509,257
Robert L. Long	2,651,970,051	171,921,833
M. Kenneth Oshman	2,665,177,802	158,714,082
Naomi O. Seligman	2,647,887,001	176,004,883
Lynn E. Turner	2,640,657,926	183,233,958

The nine nominees who received the highest number of votes (all of the above individuals) were elected to the Board of Directors, and will serve as directors until our next annual meeting and until his or her successor is elected and qualified.

(b)	Amendments to our 1990 Employee Stock Purchase Plan, including an increase of 170,000,000 in the shares reserved for issuance thereunder:

FOR	AGAINST	ABSTAIN	NON-VOTES
1,188,155,641	266,807,945	19,679,787	1,349,248,511

The amendments were approved.

(c)	Ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending June 30, 2004:

FOR	AGAINST	ABSTAIN	NON-VOTES
2,633,289,094	174,192,318	16,410,472	0

The appointment was ratified.

(d)	Stockholder proposal regarding China business principles for rights of workers in China:

FOR	AGAINST	ABSTAIN	NON-VOTES
126,681,110	1,151,020,136	196,942,127	1,349,248,511

The proposal was not approved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

See Index to Exhibits on Pages 52 to 53 hereof.

(b) Reports on Forms 8-K

On October 1, 2003, we furnished a report on Form 8-K under Item 12 with the SEC attaching our press release, dated September 29, 2003, regarding a revision of our previously announced financial results for our fourth fiscal quarter of fiscal year 2003.

On October 16, 2003, we furnished a report on Form 8-K under Item 12 with the SEC attaching our press release, dated October 16, 2003, announcing our financial results for the first quarter of fiscal 2004, ended September 28, 2003.

On December 17, 2003, we furnished a report on Form 8-K with the Securities and Exchange Commission (SEC) under Item 5 announcing our settlement on December 15, 2003 with the U.S. Government regarding export control matters previously disclosed in our filings with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN MICROSYSTEMS, INC.

BY

/s/ Stephen T. McGowan
Stephen T. McGowan
Chief Financial Officer and Executive
Vice President, Corporate Resources
(Principal Financial Officer)

/s/ Robyn M. Denholm
Robyn M. Denholm
Vice President and Corporate Controller
(Principal Accounting Officer)

Dated: February 4, 2004

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Registrant’s Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant dated November 8, 2000.

3.3(3)	Amended and Restated Certificate of Designations dated December 13, 2000.

3.4	Bylaws of the Registrant, as amended November 13, 2003.

4.8(5)	Third Amended and Restated Shares Rights Agreement dated July 25, 2002.

4.10(6)	Indenture, dated August 1, 1999 (the “Indenture”) between Registrant and The Bank of New York, as Trustee.

4.11(6)	Form of Subordinated Indenture.

4.12(6)	Officers’ Certificate Pursuant to Section 301 of the Indenture, without exhibits, establishing the terms of Registrant’s Senior Notes.

4.13(6)	Form of Senior Note.

10.64(7)	Registrant’s 1988 Directors’ Stock Option Plan, as amended on August 11, 1999.

10.65(8)	Registrant’s 1990 Employee Stock Purchase Plan, as amended on July 23, 2003.

10.66(9)	Registrant’s 1990 Long-Term Equity Incentive Plan, as amended on September 17, 2002.

10.66A(10)	Representative form of agreement to Registrant’s 1990 Long-Term Equity Incentive Plan (LTEIP).

10.66B(10)	French Sub-Plan to 1990 Long Term Equity Incentive Plan.

10.67	Representative form of agreement to Registrant’s 1988 Directors’ Stock Option Plan.

10.84(11)	Registrant’s Non-Qualified Deferred Compensation Plan, as amended June 30, 2002.

10.85(12)	Registrant’s Section 162(m) Executive Officer Performance-Based Bonus Plan, as amended and restated July 1, 2001.

10.87(13)	Registrant’s Equity Compensation Acquisition Plan, as amended on July 25, 2002.

10.89(4)	Form of Change of Control Agreement executed by each executive officer of Registrant.

10.90(4)	Form of Change of Control Agreement executed by Chief Executive Officer of Registrant.

10.96(14)	Promissory Notes issued by Jonathan I. Schwartz dated October 29, 2001 (“Note 1”), Promissory Note issued by Jonathan I. Schwartz dated June 28, 2002 (“Note 2”), cancellation of Notes 1 and 2 dated July 18, 2002, and Promissory Note issued by Jonathan I. Schwartz on July 19, 2002.

10.97(13)	Retirement Transition Agreement dated April 30, 2002, and Resignation dated September 17, 2002, between the Registrant and Michael Lehman.

10.101(13)	Employment Agreement dated January 3, 2001 between the Registrant and David Yen, as amended May 17, 2001.

10.102(13)	Retention Bonus Agreement dated September 5, 2002 between the Registrant and Patricia Sueltz.

10.104(13)	Form of Indemnification Agreement executed by each Board member of Registrant.

10.105(15)	Registrant’s 1989 French Stock Option Plan, as amended December 23, 2002.

15.1	Letter re:Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certificate of Chief Executive Officer.

32.2	Section 1350 Certificate of Chief Financial Officer.

(1)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended March 29, 1998.
(2)	Incorporated by reference as Exhibit 3.5 to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 2000.
(3)	Incorporated by reference as Exhibit 2.2 to Registrant’s Form 8-A/ A filed December 20, 2000.
(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.
(5)	Incorporated by reference to Registrant’s Form 8-A/ A filed September 26, 2002.
(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 6, 1999.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999.
(8)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed on September 30, 2003.
(9)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed November 20, 2002.
(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.
(11)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended March 31, 2002.
(12)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 2001.
(13)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.
(14)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 9, 2002.
(15)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed on February 3, 2003.