Form 10-Q
period 2004-03-28
SUN MICROSYSTEMS INC
filed 2004-05-07
CIK 709519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☒    NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2004
Common Stock - $0.00067 par value	3,326,071,632

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Net revenues:
Products	$1,711	$1,897	$5,289	$5,790
Services	940	893	2,786	2,662

Total net revenues	2,651	2,790	8,075	8,452
Cost of sales:
Cost of sales-products	980	1,021	3,052	3,232
Cost of sales-services	603	526	1,731	1,582

Total cost of sales	1,583	1,547	4,783	4,814

Gross margin	1,068	1,243	3,292	3,638
Operating expenses:
Research and development	470	467	1,408	1,355
Selling, general and administrative	842	791	2,468	2,503
Restructuring charges	203	(4)	194	377
Purchased in-process research and development	—	—	1	4
Impairment of goodwill and other intangible assets	—	—	—	2,125

Total operating expenses	1,515	1,254	4,071	6,364

Operating loss	(447)	(11)	(779)	(2,726)
Gain (loss) on equity investments, net	3	(16)	(58)	(58)
Interest income, net	23	33	64	110

Income (loss) before income taxes	(421)	6	(773)	(2,674)
Provision (benefit) for income taxes	339	2	398	(284)

Net income (loss)	$(760)	$4	$(1,171)	$(2,390)

Net income (loss) per common share-basic and diluted	$(0.23)	$—	$(0.36)	$(0.75)

Shares used in the calculation of net income (loss) per common share – basic	3,286	3,193	3,261	3,181

Shares used in the calculation of net income (loss) per common share – diluted	3,286	3,218	3,261	3,181

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	March 28, 2004	June 30, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,506	$2,015
Short-term marketable debt securities	866	1,047
Accounts receivable, net	2,201	2,381
Inventories	497	416
Deferred and prepaid tax assets	424	133
Prepaid expenses and other current assets	822	787

Total current assets	6,316	6,779
Property, plant and equipment, net	2,075	2,267
Long-term marketable debt securities	3,111	2,679
Goodwill	470	326
Other acquisition-related intangible assets, net	119	91
Other non-current assets, net	692	843

	$12,783	$12,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$257	$—
Accounts payable	1,011	903
Accrued payroll-related liabilities	584	479
Accrued liabilities and other	1,053	1,027
Deferred revenues	1,342	1,453
Warranty reserve	247	267

Total current liabilities	4,494	4,129
Long-term debt	1,209	1,531
Long-term deferred revenues	537	450
Other non-current obligations	990	384
Stockholders’ equity	5,553	6,491

	$12,783	$12,985

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Nine Months Ended
	March 28, 2004	March 30, 2003
Cash flows from operating activities:
Net loss	$(1,171)	$(2,390)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	517	676
Amortization of other intangible assets and unearned equity compensation	65	87
Impairment of goodwill and other intangible assets	—	2,125
Tax benefits from employee stock plans	—	9
Deferred taxes	300	(284)
Loss on equity investments, net	58	58
Purchased in-process research and development	1	4
Changes in operating assets and liabilities:
Accounts receivable, net	202	468
Inventories	(77)	206
Prepaid and other assets	(18)	171
Accounts payable	113	(168)
Other liabilities	64	(260)

Net cash provided by operating activities	54	702

Cash flows from investing activities:
Purchases of marketable debt securities	(6,649)	(4,643)
Proceeds from sales and maturities of marketable debt securities	6,374	4,783
Proceeds from sales (purchases) of equity investments, net	14	(15)
Acquisition of property, plant and equipment, net	(189)	(238)
Acquisition of spare parts and other assets	(56)	(132)
Payments for acquisitions, net of cash acquired	(201)	(30)

Net cash used in investing activities	(707)	(275)

Cash flows from financing activities:
Acquisition of common stock	—	(499)
Proceeds from issuance of common stock, net	151	87
Principal payments on borrowings and other obligations	(7)	(201)

Net cash provided by (used in) financing activities	144	(613)

Net decrease in cash and cash equivalents	(509)	(186)
Cash and cash equivalents, beginning of period	2,015	2,024

Cash and cash equivalents, end of period	$1,506	$1,838

Supplemental disclosures of cash flow information:
Interest paid (net of interest received from swap agreements of $72 and $70, respectively)	$26	$35

Income taxes paid (refunded) (net of refunds of $125 and $294, respectively)	$48	$(169)

Supplemental schedule of noncash investing activities:
Stock and options issued in connection with acquisitions	$16	$194

See accompanying notes.

SUN MICROSYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Sun Microsystems, Inc.’s, (Sun) business is singularly focused on providing products and services for network computing. Network computing has been at the core of the company’s offerings for the 22 years of our existence and is based on the premise that the power of a single computer can be increased dramatically when interconnected with other computer systems for the purposes of communication and sharing of computing power. Together with our partners, we provide network computing infrastructure solutions that comprise Computer Systems (hardware and software), Network Storage systems (hardware and software), Support services and Professional and Knowledge (formerly known as Educational) services. Our customers use our products and services to build mission-critical network computing environments on which they operate essential elements of their businesses. Our network computing infrastructure solutions are used in a wide range of technical/scientific, business and engineering applications in industries such as telecommunications, government, financial services, manufacturing, education, retail, life sciences, media and entertainment and healthcare.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Sun’s first three quarters in fiscal year 2004 ended on September 28, 2003, December 28, 2003, and March 28, 2004. In fiscal year 2003 the quarters ended on September 29, 2002, December 29, 2002, and March 30, 2003. The fourth quarter in all fiscal years ends on June 30.

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

Computation of Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding (adjusted for treasury stock and common stock subject to repurchase activity) during the period.

Diluted net income (loss) per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period; dilutive common equivalent shares consist primarily of stock options.

If we had earned a profit during the three and nine months ended March 28, 2004, we would have added 47 million and 33 million common equivalent shares, respectively, to our basic weighted-average shares outstanding to compute the diluted weighted-average shares outstanding. If we had earned a profit during the nine months ended March 30, 2003, we would have added 27 million common equivalent shares to our basic weighted-average shares outstanding to compute the diluted weighted-average shares outstanding. Because we earned a $4 million profit during the three months ended March 30, 2003, 25 million common equivalent shares were included in that quarter in the computation of diluted net income per share.

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

The fair value of the following stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and nine months ended March 28, 2004 and March 30, 2003, respectively:

Options:

	Three Months Ended		Nine Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Expected life (in years)	6.3	6.5	6.4	6.5
Interest rate	3.03%	3.21%	3.39%	3.83%
Volatility	67.50%	66.49%	67.44%	66.49%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$3.20	$2.35	$2.74	$2.42

Employee Stock Purchase Plan:

	Three Months Ended		Nine Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Expected life (in years)	0.5	0.5	0.5	0.5
Interest rate	1.04%	1.42%	1.09%	1.74%
Volatility	45.06%	61.62%	54.97%	81.70%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$1.08	$0.98	$1.00	$2.06

If the fair values of the options granted during a fiscal year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant, stock-based compensation costs would have impacted our after tax income (loss) and earnings per common share, as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Pro forma net income (loss):
Net income (loss) after tax	$(760)	$4	$(1,171)	$(2,390)
Add: stock-based compensation costs included in reported net income (loss) (net of tax effects of none, $4, none and $11, respectively)	5	6	20	17
Deduct: stock-based compensation costs (net of tax effects of none, $90, none and $303, respectively) under SFAS 123	(203)	(138)	(644)	(464)

Pro forma net loss after tax	$(958)	$(128)	$(1,795)	$(2,837)

Pro forma basic and diluted net loss per common share:
Pro forma shares used in the calculation of pro forma net loss per common share basic and diluted	3,286	3,193	3,261	3,181
Pro forma net loss per common share basic and diluted	$(0.29)	$(0.04)	$(0.55)	$(0.89)
Reported net income (loss) per common share basic and diluted	$(0.23)	$—	$(0.36)	$(0.75)

Recent Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which was amended by FIN 46R issued in December 2003. This interpretation of Accounting Research Bulletin No. 51,

“Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) for which the equity investors lack an essential characteristic of a controlling financial interest. This Interpretation applies immediately to VIEs created after January 31, 2003. It also applies in the first fiscal year or interim period ending after March 15, 2004, to VIEs created before February 1, 2003 in which an enterprise holds a variable interest. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. We have completed our review of the requirements of FIN 46. As a result of our review, no entities were identified requiring disclosure or consolidation under FIN 46.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Elements” (EITF No. 00-21), which addresses certain aspects of accounting for arrangements that include multiple products or services. Specifically this Issue states that in an arrangement with multiple deliverables, the delivered items should be considered a separate unit of accounting if: (1) the delivered items have value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered items, and (3) the arrangement includes a general right of return relative to the delivered item, and delivery or performance of the undelivered items is considered probable and substantially within our control. Additionally, EITF No. 00-21 states that the consideration should be allocated among the separate units of accounting based upon their relative fair values. If there is objective and reliable evidence of the fair value of the undelivered items in an arrangement but no such evidence for the delivered items, then the residual method should be used to allocate the consideration. Under the residual method, the amount of consideration allocated to the delivered items equals the total consideration less the aggregate fair value of the undelivered items. Accordingly, the application of EITF No. 00-21 may impact the timing of revenue recognition as well as the allocation between products and services. The adoption of EITF No. 00-21 for transactions entered into after July 1, 2003 did not have a significant impact on our consolidated financial statements.

3. BUSINESS COMBINATIONS

We completed four acquisitions during the nine months ended March 28, 2004. The acquisitions of Pixo, Inc. (Pixo), CenterRun, Inc. (CenterRun), Waveset Technologies, Inc. (Waveset), and Nauticus Networks, Inc. (Nauticus) are described below. Our consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis. In accordance with SFAS No. 141, “Business Combinations,” (SFAS 141) these transactions were each accounted for as purchase business combinations.

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

In addition to the purchase price, the founders of Waveset may earn an additional $16 million based upon their future employment. This will result in compensation expense over the future employment period.

The developed technology is being amortized on a straight-line basis over a three-year period and such amortization is included in cost of sales. Partner relationship and other intangibles are being amortized on a straight-line basis over a three-year period and such amortization is included in selling, general and administrative expenses.

Nauticus

On January 28, 2004, we acquired Nauticus, a privately-held company based in Framingham, Massachusetts. Nauticus has developed technology for a high-performance content-switch, including SSL, security, load-balancing and virtualization, which will be a component of our volume systems strategy that enables horizontal scalability. Nauticus was acquired by means of a merger pursuant to which all of the outstanding shares of capital stock of Nauticus were exchanged for cash.

We purchased Nauticus for approximately $12 million in cash, including $1 million in transaction costs. The total purchase price of $12 million was allocated as follows (in millions):

Goodwill	$4
Developed technology	16
Tangible assets acquired and net liabilities assumed	(8)

Total	$12

The developed technology is being amortized on a straight-line basis over a three-year period and such amortization is included in cost of sales.

Overall status of business combinations prior to fiscal 2004

With respect to acquisitions completed prior to fiscal 2004, we believe that the projections we used in performing our valuations for each acquisition are still valid in all material respects; however, we cannot assure you that the projected results will be achieved. Although we have experienced delays in the completion of certain of our development efforts and their related commercialization, the expected total costs to complete such technologies have not materially increased, individually or in the aggregate. We periodically evaluate our product development timeline and modify our overall business plan in response to various factors. Modifications to our business plan include the reallocation of resources among various alternative development projects. The impact of delays in the realization of economic benefits related to acquired technologies, individually or in the aggregate, has not been material to our overall consolidated financial position or results of operations as of and for the nine months ended March 28, 2004. However, the impact of our Fiscal 2004 Restructuring Plan (see Note 6) to the technologies acquired through our acquisitions will be evaluated during the fourth quarter of fiscal 2004 and may result in the impairment of certain technologies or the cessation of the continued development of such acquired technologies.

4. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

At March 28, 2004, we had goodwill with a carrying value of $470 million. Information regarding our goodwill by reportable segment is as follows (in millions):

	Product Group			Sun Services			Total
	June 30, 2003	Additions	March 28, 2004	June 30, 2003	Additions	March 28, 2004	March 28, 2004
Goodwill	$240	$144	$384	$86	$—	$86	$470

Information regarding our other acquisition-related intangible assets is as follows (in millions):

	Gross Carrying Amount			Accumulated Amortization			Net
	June 30, 2003	Additions	March 28, 2004	June 30, 2003	Additions	March 28, 2004	March 28, 2004
Developed technology	$300	$67	$367	$(256)	$(26)	$(282)	$85
Customer base and other	43	8	51	(42)	(3)	(45)	6
Acquired workforce and other	74	—	74	(28)	(18)	(46)	28

	$417	$75	$492	$(326)	$(47)	$(373)	$119

Amortization expense of other acquisition-related intangible assets was $17 million and $47 million for the three and nine months ended March 28, 2004, respectively, and $15 million and $63 million for the three and nine months ended March 30, 2003, respectively.

Estimated amortization expense for other acquisition-related intangible assets for acquisitions completed prior to March 28, 2004 for the fiscal years ending June 30, is as follows (in millions):

2004 (including $47 million of amortization expense for the first nine months of fiscal 2004)	$64
2005	63
2006	30
2007	9

$166

5. BALANCE SHEET DETAILS

Inventories

Inventories consisted of the following at (in millions):

	March 28, 2004	June 30, 2003
Raw materials	$129	$114
Work in process	121	75
Finished goods	247	227

	$497	$416

Warranty Reserve

We accrue for our products warranty costs at the time of shipment. The products warranty costs are estimated based upon our historical experience and specific identification of the products requirements.

The following table sets forth an analysis of the warranty reserve activity for the nine months ended March 28, 2004 (in millions):

Balance at June 30, 2003	$267
Charged to costs and expenses	241
Utilization	(261)

Balance at March 28, 2004	$247

6. RESTRUCTURING CHARGES AND WORKFORCE REBALANCING EFFORTS

Fiscal 2004 Restructuring Plan

In March 2004, our Board of Directors and management approved a plan to reduce our cost structure and improve operating efficiencies by implementing a workforce reduction and facilities exit plan (Fiscal 2004 Restructuring Plan). We plan to reduce our workforce by approximately 3,300 employees across all levels, business functions, operating units, and geographic regions and to eliminate excess facility capacity in light of revised facility requirements. In accordance with SFAS No. 112 “Employers’ Accounting for Post Employment Benefits” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), during the three months ended March 28, 2004, we recognized a total of $195 million in restructuring charges associated with the Fiscal 2004 Restructuring Plan as discussed below.

During the third quarter of fiscal 2004, we recognized a workforce reduction charge of $161 million related to severance and associated benefits. In addition, during the third quarter of fiscal 2004, we recorded a charge of $34 million related to the consolidation of excess facilities. We expect to record additional charges totaling approximately $275 million related to our workforce and property reductions primarily over the next several quarters, depending upon the timing of notification of the remaining employees leaving the company as determined by local employment laws and as we exit facilities. Certain costs related to the property reduction activity that do not meet the initial recognition criteria of SFAS 146 will be expensed as they are incurred (including accretion expense recorded over the remaining lease term) and will be reflected as restructuring charges in our consolidated statement of operations.

At March 28, 2004, we had an aggregate accrued liability of $189 million with respect to the Fiscal 2004 Restructuring Plan.

In addition, as part of the Fiscal 2004 Restructuring Plan, we anticipate incurring charges associated with productivity improvement initiatives and expense reduction measures. The total amount of these charges will depend upon the nature, timing, and extent of these future actions.

Fiscal 2003 Restructuring Plan, Fiscal 2002 Restructuring Plan and Fiscal 2001 Facility Exit Plan

We committed to restructuring plans in fiscal 2003 and 2002 (Fiscal 2003 Restructuring Plan and Fiscal 2002 Restructuring Plan, respectively) and a facility exit plan in fiscal 2001 (Fiscal 2001 Facility Exit Plan). We recorded initial restructuring charges in fiscal 2003, 2002 and 2001 based on assumptions and related estimates that we deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to the uncertainty of the commercial real estate market, primarily in the U.S., and the final settlement of certain lease obligations, we have made appropriate adjustments to the initial restructuring charges. As a result of the final settlement of certain lease obligations during the third quarter and first nine months of fiscal 2004, we recorded a net charge adjustment of $8 million and a net credit adjustment of $1 million, respectively.

The following table sets forth an analysis of the restructuring accrual activity for the nine months ended March 28, 2004 (in millions):

	Fiscal 2004 Restructuring Plan		Fiscal 2003 Restructuring Plan		Fiscal 2002 Restructuring Plan	Fiscal 2001 Facility Exit Plan	Total
	Severance and Benefits	Facilities Related	Severance and Benefits	Facilities Related	Facilities Related	Facilities Related
Balance as of June 30, 2003	$—	$—	$24	$110	$181	$60	$375
Severance and benefits	161	—	—	—	—	—	161
Accrued lease costs	—	31	—	—	—	—	31
Property and equipment impairment	—	3	—	—	—	—	3
Provision adjustments	—	—	(2)	(3)	1	3	(1)

Total restructuring charges	161	34	(2)	(3)	1	3	194
Cash paid	(2)	—	(20)	(15)	(21)	(18)	(76)
Non-cash	—	(4)	1	3	—	1	1

Balance as of March 28, 2004	$159	$30	$3	$95	$161	$46	$494

Our accrued liability for all four plans of $494 million at March 28, 2004, was net of approximately $68 million of estimated sublease income to be generated from sublease contracts not yet negotiated. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties. While the amount we have accrued represents our best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Adjustments may be required as conditions and facts change throughout the implementation period.

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. Our accrual as of March 28, 2004 for facility related leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2018. As of March 28, 2004, $255 million of the $494 million accrual was classified as current and the remaining $239 million was classified as non-current.

The above restructuring charges are based on estimates that are subject to change. Changes to previous estimates have been reflected as “Provision adjustments” on the above table in the period the changes in estimates were made.

Workforce Rebalancing Efforts

Prior to the initiation of our Fiscal 2004 Restructuring Plan, we had initiated certain workforce rebalancing efforts during the first six months of fiscal 2004. As a result, we incurred $55 million of separation costs during this period. Approximately $3 million, $14 million, and $38 million of these separation costs were included in cost of sales, research and development and selling, general and administrative expenses, respectively. During the third quarter and first nine months of fiscal 2004, we paid $34 million and $53 million, respectively. The remaining accrual of $2 million at March 28, 2004 is expected to be paid in the fourth quarter of fiscal 2004.

7. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related taxes, were as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Net income (loss)	$(760)	$4	$(1,171)	$(2,390)
Change in unrealized value on investments, net	2	(5)	(5)	18
Change in unrealized fair value of derivative instruments, net	13	4	14	9
Translation adjustments, net	16	63	47	116

	$(729)	$66	$(1,115)	$(2,247)

The components of accumulated other comprehensive income, net of related taxes, were as follows at (in millions):

	March 28, 2004	June 30, 2003
Unrealized gains on investments, net	$26	$31
Unrealized losses on derivative instruments, net	(6)	(20)
Cumulative translation adjustments, net	213	166

	$233	$177

8. INCOME TAXES

For the third quarter and first nine months of fiscal 2004, we recorded an income tax provision of $339 million and $398 million, respectively, as compared with an income tax provision of $2 million and an income tax benefit of $284 million for the corresponding periods of fiscal 2003. The tax provision for the first nine months of fiscal 2004 included $300 million related to an increase to the valuation allowance for our net deferred tax assets and $122 million related to taxes due on income generated in certain state and foreign tax jurisdictions, offset by $24 million predominantly related to adjustments for the difference between estimated amounts recorded and actual liabilities resulting from the filing of prior years’ tax returns.

In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent nine months and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. In performing our analysis of the realizability of our deferred tax assets, we considered our progress against the planned forecast of operating results for the fiscal year 2004, including the impact of the loss in this quarter and the settlement of the Microsoft litigation (see Note 10). In light of this information and after considering all available evidence, both positive and negative, we concluded that an increase to our valuation allowance for our deferred tax assets was required. Accordingly, we have recorded a non-cash charge in the third quarter of fiscal 2004 of $300 million to increase our valuation allowance for our deferred tax assets.

We anticipate that approximately $341 million of our remaining net deferred tax assets will be utilized during the fourth quarter of fiscal 2004 to offset our expected federal and state tax liability, which is based on U.S. taxable income resulting primarily from the Microsoft settlement (see Note 10).

9. INDUSTRY SEGMENTS

We design, manufacture, market and service network computing infrastructure solutions that consist of Computer Systems (hardware and software), Network Storage systems (hardware and software), Support services and Professional and Knowledge services. Our organization is primarily structured in a functional manner. For the third quarter and first nine months of fiscal 2004, our Chairman of the Board of Directors and Chief Executive Officer was identified as the Chief Operating Decision Maker (CODM) as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131). The CODM managed our company based primarily on broad functional categories of sales, services, manufacturing, product development and engineering and marketing and strategy. The CODM reviewed consolidated financial information on revenues and gross margins for products and services. The CODM also reviewed operating expenses certain of which had been allocated to our two segments described below.

We operated in two segments: Product Group and Sun Services. Our Product Group segment comprised our end-to-end networking architecture of computing products including our Computer Systems and Network Storage systems product lines. In the Sun Services segment, we provided a full range of services to existing and new customers, including Support services and Professional and Knowledge services.

We have a Worldwide Operations (WWOPS) organization and a Global Sales Operations (GSO) organization that, respectively, manufacture and sell all of our products. The CODM held the GSO accountable for overall products and services revenue and margins on a consolidated level. GSO and WWOPS managed the majority of our accounts receivable and inventory, respectively. In addition, we have a Marketing Strategy Organization (MSO) that is responsible for developing and executing Sun’s overall business strategy. The CODM looked to this functional organization for advertising, pricing and other marketing strategies for the products and services delivered to market. Operating expenses (primarily sales, marketing and administrative) related to the GSO and the MSO are not allocated to the reportable segments and, accordingly, are included under the Other segment reported below.

Segment information

The following table presents revenues, interdivision revenues and operating income (loss) for our segments. The Other segment consisted of certain functional groups that did not meet the requirements for a reportable segment as defined by SFAS 131, such as GSO and MSO and other miscellaneous functions such as Corporate (in millions):

	Product Group	Sun Services	Other	Total
Three Months Ended:
March 28, 2004
Revenues	$1,711	$940	$—	$2,651
Interdivision revenues	154	106	(260)	—
Operating income (loss)	234	248	(929)	(447)
March 30, 2003
Revenues	$1,897	$893	$—	$2,790
Interdivision revenues	152	119	(271)	—
Operating income (loss)	453	275	(739)	(11)

	Product Group	Sun Services	Other	Total
Nine Months Ended:
March 28, 2004
Revenues	$5,289	$2,786	$—	$8,075
Interdivision revenues	482	323	(805)	—
Operating income (loss)	716	790	(2,285)	(779)
March 30, 2003
Revenues	$5,790	$2,662	$—	$8,452
Interdivision revenues	452	362	(814)	—
Operating income (loss)	1,195	801	(4,722)	(2,726)

10. LEGAL PROCEEDINGS

On February 11, 2002, Eastman Kodak Company (Kodak) filed a civil lawsuit against us, Eastman Kodak Company v. Sun Microsystems, Inc., Civil Action No. 02-CV-6074, in the United States District Court for the Western District of New York. On March 22, 2002, Kodak filed a First Amended Complaint, which asserts that some of our products, including those relating to our Java technology, infringe one or more claims of U.S. Patent No. 5,206,951, U.S. Patent No. 5,421,012, and U.S. Patent No. 5,226,161 (collectively, the Kodak Patents). Kodak further alleges that we have contributed to and induced infringement of one or more claims of the Kodak Patents. Kodak seeks injunctive relief against future infringement, unspecified damages for past infringement, and attorney’s fees and costs. We have filed an Answer with the court, denying infringement of any valid and enforceable claim of any of the Kodak Patents. We also filed counter-claims, seeking a declaratory judgment of noninfringement, invalidity and/or unenforceability of the Kodak Patents. We further allege that Kodak’s claims are barred in whole or in part by the doctrines of estoppel, laches and patent exhaustion, and that we have license and/or sublicense rights to the Kodak Patents. On October 22, 2003, the court issued a “Markman” ruling, which describes the court’s construction of the Kodak Patents. The ruling governs only the construction of the disputed patent claims. It does not determine whether those claims are valid or whether any Sun product infringes those claims. On January 14, 2004, the parties participated in a settlement conference at which the parties were unable to reach a settlement. Trial is scheduled to begin on September 15, 2004.

On March 8, 2002, we filed suit against Microsoft Corporation (Microsoft) in the United States District Court for the Northern District of California, pursuant to United States and State of California antitrust and other laws. In our complaint and as modified in subsequent filings, we alleged that Microsoft had engaged in illegal conduct, including efforts to acquire, maintain and expand a number of illegal monopolies; illegal tying arrangements; illegal exclusive dealings; copyright infringement; unreasonable restraints of trade; and unfair competition. In February 2003, Microsoft filed four counterclaims against Sun alleging unfair competition and breach of a settlement agreement regarding our Java technology. The presiding judge dismissed two of those counterclaims.

On April 1, 2004, Sun and Microsoft entered into several agreements including an agreement to settle all pending litigation between the two companies. Pursuant to the settlement agreement, Sun agreed to dismiss its litigation against Microsoft with prejudice and agreed to not initiate further steps to participate in the proceedings pending against Microsoft instituted by the Commission of the European Communities, and each party entered into a release of claims with respect to such matters. Microsoft also agreed to pay to Sun the amount of $700 million under this settlement agreement.

Pursuant to a patent covenant and stand-still agreement, the parties agreed not to sue each other for past damages for patent infringement with respect to the other party’s products and technologies (the “Covenant Not to Sue for Damages”). Each year until

2014, Microsoft has the option of extending the Covenant Not to Sue for Damages to apply to the preceding year in exchange for an annual extension payment, so long as Microsoft has made all previous annual extension payments and so long as Microsoft has not sued Sun or authorized licensees of its commercial products for patent infringement prior to such time. At the end of the ten-year term, if Microsoft has made all such payments and not brought any such suits, then each party will automatically grant to the other party irrevocable, non-exclusive, perpetual licenses under all of its patents and patent applications existing at the end of such period in order to allow such other party to continue to commercialize its products shipping at the end of such period and any related successor products. In addition, the parties agreed, for a period of six months, not to bring any patent infringement suit (including a suit for injunctive relief) against the other party or authorized licensees of its commercial products relating to such other party’s products. Microsoft also agreed to pay to Sun the amount of $900 million under this patent covenant and standstill agreement.

Pursuant to a technical collaboration agreement, each party agreed to provide the other party with access to aspects of its desktop and server-based technology for use in developing interoperable server products. Microsoft also agreed to pay to Sun the amount of $350 million as a prepaid nonrefundable royalty under this technical collaboration agreement.

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

11. RELATED PARTIES

We conduct transactions with two companies that are or were considered related parties. Time Warner, Inc. (Time Warner, formerly AOL Time Warner) is considered a related party because James L. Barksdale, the former President and Chief Executive Officer of Netscape Communications Corporation is a member of the Board of Directors of both Sun and Time Warner. General Electric Company (GE) and its subsidiaries was considered a related party because our Chairman of the Board of Directors and Chief Executive Officer, Scott G. McNealy, was a member of GE’s Board of Directors until January 1, 2003 when he resigned from the GE Board of Directors. Therefore, in fiscal 2004, GE is no longer considered a related party. The amount of net revenues and expenses recognized for GE and Time Warner were as follows (in millions):

	Three Months Ended			Nine Months Ended
	March 28, 2004		March 30, 2003	March 28, 2004		March 30, 2003
Net revenues — GE	N/A	(1)	$292	N/A	(1)	$892
Net revenues — Time Warner	$7		$5	$31		$26
Expenses — GE	N/A	(1)	$2	N/A	(1)	$7
Expenses — Time Warner	—		$1	—		$2

Accounts receivable and accounts payable balances with GE and Time Warner were as follows at (in millions):

	March 28, 2004		June 30, 2003
Accounts receivable from GE	N/A	(1)	$277
Accounts receivable from Time Warner	$2		7
Accounts payable to GE	N/A	(1)	5
Accounts payable to Time Warner	—		—

(1)	In fiscal 2004, GE is no longer considered a related party.

12. SUBSEQUENT EVENTS

On April 1, 2004, Sun and Microsoft entered into several agreements including an agreement to settle all pending litigation between the two companies. See Note 10 “Legal Proceedings.” Pursuant to these agreements, Microsoft paid Sun a total of $1.95 billion in the fourth quarter of fiscal 2004. We are currently in the process of evaluating the accounting treatment related to these agreements, which will be recorded during the fourth quarter of fiscal 2004.

On April 12, 2004, we acquired Kealia, Inc. (Kealia), a privately-held company based in Palo Alto, California, by means of a merger pursuant to which all of the outstanding shares of capital stock and all outstanding options to purchase Kealia capital stock were exchanged for the right to receive an aggregate of approximately 20 million shares of Sun’s common stock. Kealia was established to design and develop advanced computer systems. This transaction will be accounted for as a purchase of net assets, not as a business combination under SFAS 141, and the purchase price will be allocated to acquired assets and liabilities, including assembled workforce. The amount of purchase price in excess of the fair values of the acquired assets and liabilities will be allocated to non-monetary, non-current assets including the acquired workforce.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Stockholders, Sun Microsystems, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sun Microsystems, Inc. as of March 28, 2004, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended March 28, 2004 and March 30, 2003, and the condensed consolidated statements of cash flows for the nine-month periods ended March 28, 2004 and March 30, 2003. These financial statements are the responsibility of the Company’s management.

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

April 14, 2004

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

Executive Summary

Sun provides network computing infrastructure solutions that include Computer Systems (hardware and software), Network Storage systems (hardware and software), Support services and Professional and Knowledge services. Sun’s solutions are based on major Sun technology innovations such as the Java platform, the Solaris™ operating system, Sun Java™ System Portfolio and N1 architecture and the SPARC® microprocessor technology, as well as other widely deployed technologies such as the Linux operating system and x86 microprocessor-based systems. Our network computing infrastructure solutions are used in a wide range of technical/scientific, business and engineering applications in industries such as telecommunications, government, financial services, manufacturing, education, retail, life sciences, media and entertainment and healthcare. We sell end-to-end networking architecture platform solutions, including products and services, in most major markets worldwide through a combination of direct and indirect channels.

For the quarter ended March 28, 2004, we experienced a sequential decline in our total net revenues of approximately 8% and a decline in total net revenues of approximately 5% over the same quarter a year ago. The decreases in total net revenues both sequentially and year-over-year were impacted by continued competitive pressures, product mix and the impact of our product transition to UltraSPARC® IV based systems. Additionally, the sequential decrease in total net revenues reflected the seasonal decrease we frequently experience between Q2 and Q3.

On a year over-year-basis, our EMEA and Americas-Other operations recorded growth. This growth was principally assisted by favorable foreign exchange rates. We also saw server system unit shipment growth of 22% on a year-over-year basis for the quarter. We believe this growth is important as it helps drive Independent Software Vendors (ISV) capture, expands our technology “footprint” and provides a base to continue to grow our services revenue by increasing the number of systems under maintenance contracts.

Sequentially, our products gross margin percentage was essentially unchanged while our services gross margin decreased 3.4 percentage points. Our products gross margin percentage was impacted as a result of competitive pressures which drove planned list price reductions and additional discounts to higher levels and product mix which were offset by component cost, manufacturing cost and labor productivity savings in the quarter. The unfavorable impact to our services gross margin percentage was a result of competitive pressures which increased discounting, a change in the services mix as professional services became a larger proportion of our total services business, and increased costs associated with specific solution-based sales.

During the third quarter, we initiated a restructuring program to reduce our cost structure by reducing our global workforce and consolidating our global property portfolio. Our Q3 fiscal 2004 results include approximately $200 million of charges related to these activities. Once completed, this restructuring plan is expected to reduce our workforce by approximately 3,300 employees from our current levels. We expect to record additional charges of approximately $275 million related to both workforce and property portfolio capacity reductions over the next several quarters.

Additionally, during the third quarter we recorded a non-cash charge of $300 million related to an increase to the valuation allowance for our net deferred tax assets. This increase is the result of the updating of our assumptions underlying the realization of the net deferred tax asset.

Our cash flow from operations was positive through the first three quarters of fiscal 2004 and does not include the $1.95 billion received after quarter end in connection with the Microsoft settlement. Our focus on cash management remains a top priority and we plan to continue to focus on driving improvement in our cash conversion cycle.

On April 2, 2004, we announced the appointment of Jonathan Schwartz as our President and Chief Operating Officer. Subsequent to this announcement, our operations are likely to be reorganized.

RESULTS OF OPERATIONS

Net Revenues

(dollars in millions, except revenue per employee dollars in thousands)

	Three Months Ended			Nine Months Ended
	March 28, 2004	March 30, 2003	Change	March 28, 2004	March 30, 2003	Change
Computer Systems products	$1,365	$1,530	(10.8)%	$4,215	$4,663	(9.6)%
Network Storage products	346	367	(5.7)%	1,074	1,127	(4.7)%

Products net revenue	$1,711	$1,897	(9.8)%	$5,289	$5,790	(8.7)%
Percentage of total net revenues	64.5%	68.0%		65.5%	68.5%
Support services	$731	$704	3.8%	$2,207	$2,089	5.6%
Professional and Knowledge services	209	189	10.6%	579	573	1.0%

Services net revenue	$940	$893	5.3%	$2,786	$2,662	4.7%
Percentage of total net revenues	35.5%	32.0%		34.5%	31.5%
Total net revenues	$2,651	$2,790	(5.0)%	$8,075	$8,452	(4.5)%

Services contract penetration rate*	42.7%	34.4%	8.3pts	43.1%	34.9%	8.2pts

Revenue per employee**	$74	$77	(3.9)%	$225	$224	0.4%

*	The services contract penetration rate is calculated by dividing the number of systems under a Support service contract by the installed base. Systems under a Support service contract represent the total number of systems under an active Support service contract as of the last day of a fiscal quarter. Installed base is defined as the total number of units in active use calculated by taking the number of units shipped over our estimate of the product’s useful life. These estimates range between three and five years, varying by product, and are a function of system type, product complexity, degree of self-support attributes, the level of criticality to a customer and the average selling price. The services contract penetration rate is a key measure we use to assess the performance of the Support services business as it measures our ability to capture an ongoing revenue stream from the Computer Systems and Network Storage products we sell.

**	Revenue per employee is calculated by dividing the revenue during the period by the average number of employees during the period. We use this as a measure of our productivity.

Our total net revenues for the third quarter and the first nine months of fiscal 2004 were more favorably impacted by foreign exchange as compared with the corresponding periods of fiscal 2003. This was due to the general weakening of the U.S. dollar in the third quarter and first nine months of fiscal 2004, as compared with the corresponding periods of fiscal 2003. The net foreign currency impact to our total net revenues is difficult to precisely measure; however, our best estimate of the foreign exchange benefit in the third quarter and first nine months of fiscal 2004 as compared with the corresponding periods of fiscal 2003 approximated 5% and 4%, respectively, on total net revenues.

Products Net Revenue

Products net revenue consists of revenue generated from the sale of Computer Systems and Network Storage products.

In the third quarter and first nine months of fiscal 2004, our Computer Systems and Network Storage systems net revenue decreased, as compared with the corresponding periods of fiscal 2003, primarily as a result of an intense competitive environment. During the third quarter and first nine months of fiscal 2004, while our shipments of units for both Computer Systems and Network Storage systems increased, as compared with the corresponding periods of fiscal 2003, we responded to competitive pressures for both product groups with price reductions, which also negatively impacted our revenue.

Services Net Revenue

Services net revenue consists of revenue generated from Sun Services, which includes Support services and Professional and Knowledge (formerly known as Educational) services.

In the third quarter of fiscal 2004, the growth in services net revenue, as compared with the corresponding period of fiscal 2003, was due to an increase in revenue from Support services of approximately 4% or $27 million and from Professional and Knowledge services of approximately 11% or $20 million. Support services revenue, which represents over 75% of services net revenue for all periods presented, consists primarily of maintenance contract revenue, which is recognized ratably over the contractual period. Excluding the favorable foreign currency impact, during the third quarter of fiscal 2004, as compared with the corresponding period of fiscal 2003, Support services revenue decreased. However, we experienced an increase in our services contract penetration rate as we renewed contracts with existing customers and entered into Support services contracts associated with new products sales. This increase was substantially offset by competitive pricing pressures we experienced, a change in the mix towards maintenance contracts sold or renewed with reduced service levels and a shift in products sales mix to a greater proportion of lower margin products. Professional and Knowledge services revenue is generated from technical consulting to help customers plan, implement, and manage distributed network computing environments and from development and delivery of integrated learning solutions for enterprises, IT organizations, and individual IT professionals. The Professional and Knowledge services revenue increase during the third quarter of fiscal 2004, as compared with the corresponding period of fiscal 2003, was due primarily to the success of our solution-based selling strategy in certain countries within EMEA.

In the first nine months of fiscal 2004, the growth in services net revenue, as compared with the corresponding period of fiscal 2003, was due to an increase in revenue from Support services of approximately 6% or $118 million, while revenues from Professional and Knowledge services remained relatively flat at $579 million. Excluding the favorable foreign currency impact, during the first nine months of fiscal 2004, as compared with the corresponding period of fiscal 2003, Support services revenue was essentially unchanged. Revenues from a greater number of systems under contract as we renewed contracts with existing customers and entered into contracts with new Support services customers were offset by competitive pricing pressures we experienced, a change in the mix towards maintenance contracts sold or renewed with reduced service levels and a shift in products sales mix to a greater proportion of lower margin products. The factors contributing to the flat Professional and Knowledge services revenue during the first nine months of fiscal 2004 included a combination of: higher Professional services revenues resulting from solution-based sales in the period offset by (1) a reduction in customers’ discretionary spending, and (2) the continuing decline in new product revenues.

Net Revenues by Geographic Area

(dollars in millions)

	Three Months Ended		Change	Nine Months Ended		Change
	March 28, 2004	March 30, 2003		March 28, 2004	March 30, 2003
U.S	$1,037	$1,212	(14.4)%	$3,413	$3,721	(8.3)%
Percentage of net revenues	39.1%	43.4%		42.3%	44.0%
Americas-Other (Canada and Latin America)	$136	$130	4.6%	$404	$399	1.3%
Percentage of net revenues	5.1%	4.7%		5.0%	4.7%
EMEA (Europe, Middle East and Africa)	$1,002	$934	7.3%	$2,856	$2,773	3.0%
Percentage of net revenues	37.8%	33.5%		35.4%	32.8%
APAC (Asia, Australia and New Zealand)	$476	$514	(7.4)%	$1,402	$1,559	(10.1)%
Percentage of net revenues	18.0%	18.4%		17.3%	18.5%
International revenues	$1,614	$1,578	2.3%	$4,662	$4,731	(1.5)%
Percentage of net revenues	60.9%	56.6%		57.7%	56.0%
Total net revenues	$2,651	$2,790	(5.0)%	$8,075	$8,452	(4.5)%

The decrease in total net revenues in the U.S. is primarily the result of an intense competitive environment. In addition, although difficult to accurately quantify, our product transition from UltraSPARC III to UltraSPARC IV may have impacted revenue in the U.S. to a greater extent than other regions during the third quarter of fiscal 2004, as compared with the corresponding period of fiscal 2003, as historically the mix of products sold in the U.S. market included a higher proportion of the products undergoing transition to UltraSPARC IV. Further, telecommunications, the industry segment in which we have historically had the most success in selling our products, is undergoing a slower recovery which has impacted the level of technology capital spending by companies within this industry segment. If we are unable to compete effectively in this region, our results of operations and cash flows could be further adversely affected.

The following table sets forth net revenues in countries or regions contributing significantly to changes in international net revenues this quarter and during the first nine months of fiscal 2004:

(dollars in millions)

	Three Months Ended		Change	Nine Months Ended		Change
	March 28, 2004	March 30, 2003		March 28, 2004	March 30, 2003
United Kingdom (UK)	$255	$215	18.6%	$668	$614	8.8%
Germany	$205	$242	(15.3)%	$629	$697	(9.8)%
Japan	$207	$243	(14.8)%	$584	$736	(20.7)%
Central and North EMEA (CNE)*	$166	$160	3.8%	$499	$488	2.3%

*	CNE consists primarily of the Scandinavian countries (Finland, Norway and Sweden), the Netherlands, Belgium, Luxembourg and Switzerland. In prior quarterly and annual reports we included an international area called “Northern Europe” that consisted of the Scandinavian countries, the Netherlands, Belgium, Luxembourg, Eastern European countries and Russia. This change to CNE reflects the manner in which we now manage our international operations.

During the third quarter and first nine months of fiscal 2004, total net revenues in all products and services categories continued to grow in the UK as we were favorably impacted by foreign currency and increased products sales activity.

During the third quarter and first nine months of fiscal 2004, we experienced lower revenues in Germany as compared with the corresponding periods of fiscal 2003 primarily due to a decreased number of major infrastructure solutions deals during fiscal 2004 and an increase in the length of sales cycles during the first nine months of fiscal 2004 as compared with the same periods in fiscal 2003. In addition, the intense competition in a challenging economic environment adversely affected our revenues in this country.

Revenue in Japan declined during the third quarter and first nine months of fiscal 2004 as compared with the corresponding periods of fiscal 2003. We have continued to experience intense competitive pressures, in a challenging Japanese economic environment, which has negatively impacted our overall share of the server market and in particular sales of our high-end server products. We have recently taken actions in Japan, including a change in management and implementation of a plan to reduce our future costs in order to adjust to the current intense competitive business environment. If we are unable to compete effectively in this region, our results of operations and cash flows could be further adversely affected.

In CNE, the increase in our total net revenues was primarily a result of the favorable foreign currency impact and an improving telecommunications industry during the third quarter and first nine months of fiscal 2004, as compared with the corresponding periods of fiscal 2003.

Gross Margin

(dollars in millions)

	Three Months Ended		Change		Nine Months Ended		Change
	March 28, 2004	March 30, 2003			March 28, 2004	March 30, 2003
Products gross margin	$731	$876	(16.6)%		$2,237	$2,558	(12.5)%
Percentage of products net revenue	42.7%	46.2%	(3.5	)pts	42.3%	44.2%	(1.9	)pts
Services gross margin	$337	$367	(8.2)%		$1,055	$1,080	(2.3)%
Percentage of services net revenue	35.9%	41.1%	(5.2	)pts	37.9%	40.6%	(2.7	)pts
Total gross margin	$1,068	$1,243	(14.1)%		$3,292	$3,638	(9.5)%
Percentage of net revenues	40.3%	44.6%	(4.3	)pts	40.8%	43.0%	(2.2	)pts

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

In the third quarter of fiscal 2004, as compared with the corresponding period of fiscal 2003, the 3.5 percentage points decrease in our products gross margin percentage was primarily the result of the negative impact of: (1) reductions in product pricing (planned list price reductions and sales discounting actions) of approximately 7 percentage points and (2) changes in the products sales mix to a greater proportion of lower margin products of approximately 2 percentage points, partially offset by component cost reductions benefiting products gross margin by approximately 5 percentage points.

In the first nine months of fiscal 2004, as compared with the corresponding period of fiscal 2003, the 1.9 percentage points decrease in our products gross margin percentage was primarily the result of the negative impact of: (1) reductions in product pricing (planned list price reductions and sales discounting actions) of approximately 7 percentage points and (2) changes in the products sales mix to a greater proportion of lower margin products of approximately 1 percentage point, partially offset by component cost reductions benefiting products gross margin by approximately 6 percentage points.

We experienced significant component cost reductions over the last several years that benefited our products gross margin. These cost reductions generally offset or were slightly less than the pricing actions we took in those prior periods. However, currently and in the future, we do not expect to achieve the same level of component cost reductions. We expect pricing pressures associated with competition to continue to put pressure on our gross margins. These pressures, together with any continuation of the shift in our product mix towards sales of lower margin products, could adversely impact our operating results.

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

In the third quarter of fiscal 2004, as compared with the corresponding period of fiscal 2003, the 5.2 percentage points decrease in our services gross margin percentage reflected the negative impact of: (1) competitive pricing pressures of approximately 3 percentage points; (2) changes in services mix of approximately 1 percentage point; and (3) increased costs associated with specific solution-based sales of approximately 1 percentage point.

In the first nine months of fiscal 2004, as compared with the corresponding period of fiscal 2003, the 2.7 percentage points decrease in our services gross margin percentage reflected the negative impact of: (1) competitive pricing pressures of approximately 3 percentage points; (2) increases in the amortization expenses on spares inventory of approximately 1 percentage point; and (3) increased costs associated with specific solution-based sales of approximately 1 percentage point, partially offset by overall cost reductions, primarily from decreases in discretionary spending, and improved operating efficiencies across all lines of our services business, benefiting services gross margin by approximately 2 points.

Operating Expenses

(dollars in millions)

	Three Months Ended			Nine Months Ended
	March 28, 2004	March 30, 2003	Change	March 28, 2004	March 30, 2003	Change
Research and development	$470	$467	0.6%	$1,408	$1,355	3.9%
Percentage of net revenues	17.7%	16.7%		17.4%	16.0%
Selling, general and administrative	$842	$791	6.4%	$2,468	$2,503	(1.4)%
Percentage of net revenues	31.8%	28.4%		30.6%	29.6%
Restructuring charges	$203	$(4)	N/M *	$194	$377	(48.5)%
Percentage of net revenues	7.7%	(0.1%)		2.4%	4.5%
Purchased in-process research and development	$—	$—	N/M	$1	$4	(75.0)%
Percentage of net revenues	—%	—%		0.0%	—%
Impairment of goodwill and other intangible assets	$—	$—	N/M	$—	$2,125	N/M
Percentage of net revenues	—%	—%		—%	25.1%
*	Not meaningful

Research and Development (R&D) Expenses

During the third quarter of fiscal 2004, R&D expenses remained relatively flat at $470 million, as compared with the corresponding period of fiscal 2003. R&D expenses for the third quarter of fiscal 2004 included an increase of $18 million in compensation costs primarily due to our acquisitions in fiscal 2004 and annual salary adjustments in effect for part of the third quarter of fiscal 2003, substantially offset by reductions in discretionary costs, prototype expenses and depreciation costs.

During the first nine months of fiscal 2004, R&D expenses increased $53 million, as compared with the corresponding period of fiscal 2003. The increase was primarily the result of a $71 million increase in compensation costs primarily due to our fiscal 2003 and 2004 acquisitions, annual salary adjustments in effect for part of the third quarter of fiscal 2003 and separation costs from our R&D workforce rebalancing efforts. These increases were partially offset by reductions of $15 million in depreciation and prototype expenses.

Selling, General and Administrative (SG&A) Expenses

During the third quarter of fiscal 2004, SG&A expenses increased $51 million, as compared with the corresponding period of fiscal 2003. We incurred increases in: (1) compensation costs of approximately $41 million primarily due to the negative foreign currency impact on compensation costs outside of the U.S. and our annual salary adjustments in effect for part of the third quarter of fiscal 2003, and (2) costs associated with various legal proceedings of approximately $44 million. These increases were partially offset primarily by a $33 million decrease in depreciation and occupancy costs as a result of reductions in capital expenditures and previously announced facility exit plans.

During the first nine months of fiscal 2004, SG&A expenses decreased $35 million, as compared with the corresponding period of fiscal 2003. The decrease was primarily the result of: (1) a $104 million decrease in depreciation and occupancy costs as a result of reductions in capital expenditures and previously announced facility exit plans; and (2) a $45 million net decrease in discretionary spending in areas such as information technology and marketing. These decreases were partially offset by: (1) a $67 million increase in costs primarily due to our workforce rebalancing efforts during the first six months of fiscal 2004 and a net increase of compensation costs including a negative foreign currency impact, our annual salary adjustments in effect for part of the third quarter of fiscal 2003 and a reduction in workforce from the fiscal 2003 restructuring plan and (2) costs associated with various legal proceedings of approximately $49 million.

Restructuring Charges and Workforce Rebalancing Efforts

Fiscal 2004 Restructuring Plan

In March 2004, our Board of Directors and management approved a plan to reduce our cost structure and improve operating efficiencies by implementing a workforce reduction and facilities exit plan (Fiscal 2004 Restructuring Plan). We plan to reduce our workforce by approximately 3,300 employees across all levels, business functions, operating units, and geographic regions and to eliminate excess facility capacity in light of revised facility requirements. In accordance with SFAS No. 112 “Employers’ Accounting for Post Employment Benefits” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), during the three months ended March 28, 2004, we recognized a total of $195 million in restructuring charges associated with the Fiscal 2004 Restructuring Plan as discussed below.

During the third quarter of fiscal 2004, we recognized a workforce reduction charge of $161 million related to severance and associated benefits. In addition, during the third quarter of fiscal 2004, we recorded a charge of $34 million related to the consolidation of excess facilities. We expect to record additional charges totaling approximately $275 million related to our workforce and property reductions primarily over the next several quarters, depending upon the timing of notification of the remaining employees leaving the company as determined by local employment laws and as we exit facilities. Certain costs related to the property reduction activity that do not meet the initial recognition criteria of SFAS 146 will be expensed as they are incurred (including accretion expense recorded over the remaining lease term) and will be reflected as restructuring charges in our consolidated statement of operations.

At March 28, 2004, we had an aggregate accrued liability of $189 million with respect to the Fiscal 2004 Restructuring Plan.

In addition, as part of the Fiscal 2004 Restructuring Plan, we anticipate incurring charges associated with productivity improvement initiatives and expense reduction measures. The total amount of these charges will depend upon the nature, timing, and extent of these future actions.

Fiscal 2003 Restructuring Plan, Fiscal 2002 Restructuring Plan and Fiscal 2001 Facility Exit Plan

We committed to restructuring plans in fiscal 2003 and 2002 (Fiscal 2003 Restructuring Plan and Fiscal 2002 Restructuring Plan, respectively) and a facility exit plan in fiscal 2001 (Fiscal 2001 Facility Exit Plan). We recorded initial restructuring charges in fiscal 2003, 2002 and 2001 based on assumptions and related estimates that we deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to the uncertainty of the commercial real estate market, primarily in the U.S., and the final settlement of certain lease obligations, we have made appropriate adjustments to the initial restructuring charges. As a result of the final settlement of certain lease obligations during the third quarter and first nine months of fiscal 2004, we recorded a net charge adjustment of $8 million and a net credit adjustment of $1 million, respectively.

The following table sets forth an analysis of the restructuring accrual activity for the nine months ended March 28, 2004 (in millions):

	Fiscal 2004 Restructuring Plan		Fiscal 2003 Restructuring Plan		Fiscal 2002 Restructuring Plan	Fiscal 2001 Facility Exit Plan	Total
	Severance and Benefits	Facilities Related	Severance and Benefits	Facilities Related	Facilities Related	Facilities Related
Balance as of June 30, 2003	$—	$—	$24	$110	$181	$60	$375
Severance and benefits	161	—	—	—	—	—	161
Accrued lease costs	—	31	—	—	—	—	31
Property and equipment impairment	—	3	—	—	—	—	3
Provision adjustments	—	—	(2)	(3)	1	3	(1)

Total restructuring charges	161	34	(2)	(3)	1	3	194
Cash paid	(2)	—	(20)	(15)	(21)	(18)	(76)
Non-cash	—	(4)	1	3	—	1	1

Balance as of March 28, 2004	$159	$30	$3	$95	$161	$46	$494

Our accrued liability for all four plans of $494 million at March 28, 2004, was net of approximately $68 million of estimated sublease income to be generated from sublease contracts not yet negotiated. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties. While the amount we have accrued represents our best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Adjustments may be required as conditions and facts change throughout the implementation period.

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. Our accrual as of March 28, 2004 for facility related leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2018. As of March 28, 2004, $255 million of the $494 million accrual was classified as current and the remaining $239 million was classified as non-current.

The above restructuring charges are based on estimates that are subject to change. Changes to the previous estimates have been reflected as “Provision adjustments” on the above table in the period the changes in estimates were made.

Workforce Rebalancing Efforts

Prior to the initiation of our Fiscal 2004 Restructuring Plan, we had initiated certain workforce rebalancing efforts during the first six months of fiscal 2004. As a result, we incurred $55 million of separation costs during this period. Approximately $3 million, $14 million, and $38 million of these separation costs were included in cost of sales, research and development and selling, general and administrative expenses, respectively. During the third quarter and first nine months of fiscal 2004, we paid $34 million and $53 million, respectively. The remaining accrual of $2 million at March 28, 2004 is expected to be paid in the fourth quarter of fiscal 2004.

Gain (Loss) on Equity Investments

(dollars in millions)

	Three Months Ended		Change	Nine Months Ended		Change
	March 28, 2004	March 30, 2003		March 28, 2004	March 30, 2003
Gain (loss) on equity investments, net	$3	$(16)	N/M	$(58)	$(58)	0%
Percentage of net revenues	0.1%	(0.6)%		(0.7)%	(0.7)%

Our equity investments portfolio, which primarily consists of investments in publicly traded and privately-held technology companies, has continued to be negatively impacted during the first nine months of fiscal 2004 by declining equity valuations in our investment portfolio. The losses on equity investments of $58 million in the first nine months of fiscal 2004 and fiscal 2003 were primarily related to a continuing decline in value of the portfolio that was considered other than temporary. In the third quarter of fiscal 2004, the net gain of $3 million related primarily to the sale of certain equity investments in privately-held companies partially offset by a continuing decline in the value of our portfolio.

As of March 28, 2004, our equity investments portfolio of $121 million consisted of $36 million in marketable equity securities, $70 million in equity investments in privately-held companies and $15 million in investments in venture capital funds and other joint ventures. The ongoing valuation of our investment portfolio remains uncertain and may be subject to fluctuations based on whether we participate in the additional financing activity or other events occur outside of our control which impacts the valuation of our investee companies.

Interest Income, net

(dollars in millions)

	Three Months Ended		Change	Nine Months Ended		Change
	March 28, 2004	March 30, 2003		March 28, 2004	March 30, 2003
Interest income, net	$23	$33	(30.3)%	$64	$110	(41.8)%
Percentage of net revenues	0.9%	1.2%		0.8%	1.3%

In the third quarter and first nine months of fiscal 2004, interest income, net, decreased $10 million and $46 million, respectively, as compared with the corresponding periods of fiscal 2003. This decrease is primarily due to: (1) a combination of lower interest rates and lower cash and marketable debt securities balances (a decrease of $258 million); and (2) lower realized gains on the sale of certain marketable debt securities.

The average duration of our portfolio of marketable securities increased to 0.85 year in the third quarter of fiscal 2004 from 0.82 year in the corresponding period of fiscal 2003. In general, we would expect the volatility of this portfolio to increase as its duration increases.

Our interest income and expense are sensitive primarily to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and marketable securities, which are predominantly short-term fixed income instruments. To better match the interest rate characteristics of our investment portfolio and our issued fixed-rate unsecured senior debt securities, we have entered into interest rate swap transactions so that the interest associated with these debt securities effectively becomes variable.

Income Taxes

(dollars in millions)

	Three Months Ended		Change	Nine Months Ended		Change
	March 28, 2004	March 30, 2003		March 28, 2004	March 30, 2003
Income tax provision (benefit)	$339	$2	N/M	$398	$(284)	N/M
Percentage of income (loss) before taxes	N/A	44.0%		N/A	10.6%

For the third quarter and first nine months of fiscal 2004, we recorded an income tax provision of $339 million and $398 million, respectively, as compared with an income tax provision of $2 million and an income tax benefit of $284 million for the corresponding periods of fiscal 2003. The tax provision for the first nine months of fiscal 2004 included $300 million related to an increase to the valuation allowance for our net deferred tax assets and $122 million related to taxes due on income generated in certain state and foreign tax jurisdictions, offset by $24 million predominantly related to adjustments for the difference between estimated amounts recorded and actual liabilities resulting from the filing of prior years’ tax returns.

In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent nine months and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. In performing our analysis of the realizability of our deferred tax assets, we considered our progress against the planned forecast of operating results for the fiscal year 2004, including the impact of the loss in this quarter and the settlement of the Microsoft litigation (see Note 10 to the Condensed Consolidated Financial Statements). In light of this information and after considering all available evidence, both positive and negative, we concluded that an increase to our valuation allowance for our deferred tax assets was required. Accordingly, we have recorded a non-cash charge in the third quarter of fiscal 2004 of $300 million to increase our valuation allowance for our deferred tax assets.

We anticipate that approximately $341 million of our remaining net deferred tax assets will be utilized during the fourth quarter of fiscal 2004 to offset our expected federal and state tax liability, which is based on U.S. taxable income resulting primarily from the Microsoft settlement (see Note 10 to the Condensed Consolidated Financial Statements).

We are currently estimating a full year tax provision in the range of $740 million to $780 million, although there can be no assurance of this. This comprises: (1) the expected fiscal 2004 federal and state income tax provision based upon U.S. taxable income primarily as a result of the Microsoft settlement, (2) the increase in the valuation allowance for our net deferred tax assets, and (3) income taxes generated in certain foreign and domestic state tax jurisdictions.

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

Information with respect to stock option and stock purchase rights activity for the nine months ended March 28, 2004, is as follows (in millions, except per share amounts):

	Shares Available for Grant	Outstanding Options
		Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2003	305	587	$13.95
Grants and assumptions	(96)	99	4.05
Exercises	—	(31)	2.56
Cancellations	38	(39)	14.24

Balance at March 28, 2004	247	616	$12.91

The following table summarizes significant ranges of outstanding and exercisable options at March 28, 2004 (shares and aggregate intrinsic value in millions):

	Outstanding Options					Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Potential Dilution Percentage	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Potential Dilution Percentage
$0.01 - $4.11	132	4.7	$3.29	$108	4.0%	64	$3.09	$65	1.9%
$4.11 - $5.01	120	7.2	4.23	—	3.6%	6	4.51	—	0.2%
$5.02 - $10.00	149	4.5	7.32	—	4.5%	94	6.79	—	2.9%
$10.01 - $15.00	43	4.2	12.63	—	1.3%	30	12.65	—	0.9%
$15.01 - $20.00	81	4.7	17.94	—	2.5%	42	17.72	—	1.3%
$20.01 - $40.00	48	4.0	37.69	—	1.5%	31	37.10	—	0.9%
$40.00 - $108.30	43	4.3	49.89	—	1.3%	29	49.55	—	0.9%

	616	5.0	$12.91	$108	18.7%	296	$15.37	$65	9.0%

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Sun’s closing stock price of $4.11 at March 26, 2004 (last trading day of our third quarter of fiscal 2004), and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 28, 2004. This amount changes based on the fair market value of Sun’s stock.

The potential dilution percentage is computed by dividing the options in the related range of exercise prices by the shares of common stock issued, adjusted for treasury stock, as of March 28, 2004 (3,292 million shares) and does not reflect the potential proceeds from the exercise price of the options.

The 616 million options outstanding will vest as follows (in millions):

	Q3’04 and prior	2004	2005	2006	2007	2008	2009	Total
Number of Options	296	34	95	75	58	39	19	616

Equity Compensation Plan Information

A summary of our stockholder approved and non-approved equity compensation plans as of March 28, 2004 is as follows (in millions, except exercise price amounts):

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (in dollars)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (excluding ESPP)	594	$13.12	218
Equity compensation plans not approved by security holders (excluding ESPP)	22	$7.30	29

Total (excluding ESPP)	616	$12.91	247

Equity compensation plans approved by security holders (ESPP only)	N/A	N/A	189
Equity compensation plans not approved by security holders (ESPP only)	N/A	N/A	N/A

Total (ESPP only)	N/A	N/A	189

All Plans	616	$12.91	436

Options Granted during the Nine Months Ended March 28, 2004 to the Most Highly Compensated Executive Officers Named in Our Most Recent Proxy Statement

Name	Number of Options Granted	Exercise Price
Scott G. McNealy	1,500,000	$3.85
William N. Joy (1)	N/A	N/A
Gregory M. Papadopoulos	500,000	$3.85
Patricia C. Sueltz (2)	500,000	$3.85
Robert H. Youngjohns	500,000	$3.85

(1)	Mr. William N. Joy retired on September 9, 2003.

(2)	Ms. Patricia C. Sueltz resigned on February 26, 2004. None of the above options were vested on the date of her resignation and were therefore forfeited.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

(dollars in millions)

	March 28, 2004	June 30, 2003	Change
Cash and cash equivalents	$1,506	$2,015	$(509)
Marketable debt securities	3,977	3,726	251

Total cash, cash equivalents and marketable debt securities	$5,483	$5,741	$(258)

Percentage of total assets	42.9%	44.2%	(1.3	)pts
Days sales outstanding (DSO)*	75	72
Days of supply in inventory (DOS)**	28	22
Days payable outstanding (DPO)***	(57)	(48)

Cash conversion cycle	46	46

Inventory turns—products only	9.3	8.6

	Nine Months Ended
	March 28, 2004	March 30, 2003	Change
Cash provided by operating activities	$54	$702	$(648)
Cash used in investing activities	$(707)	$(275)	$(432)
Cash provided by (used in) financing activities	$144	$(613)	$757

Net decrease in cash and cash equivalents	$(509)	$(186)	$(323)

*	DSO measures the number of days it takes, based on a 90 day average, to turn our receivables into cash.
**	DOS measures the number of days it takes, based on a 90 day average, to sell our inventory.
***	DPO measures the number of days it takes, based on a 90 day average, to pay the balances of our accounts payable.

Changes in Cash Flow

During the first nine months of fiscal 2004, our operating activities generated cash flows of $54 million, as compared with $702 million during the first nine months of fiscal 2003. In the first nine months of fiscal 2004, our use of cash in non-operating activities was primarily attributable to the $201 million paid for our acquisitions during the period, the $245 million of capital and spares investments and the $275 million net purchase of marketable debt securities. As a result, during the nine months ended March 28, 2004, our cash, cash equivalents and marketable debt securities decreased by $258 million.

Cash provided by operating activities during the first nine months of fiscal 2004 was primarily the result of a decrease in accounts receivable, an increase in accounts payable and other liabilities, partially offset by the net loss adjusted for noncash items and an increase in inventories.

Net accounts receivable decreased to $2,201 million at March 28, 2004 from $2,381 million at June 30, 2003. The decrease in net accounts receivable was primarily due to the lower revenues over the past three quarters as compared with our third and fourth quarters of fiscal 2003, and improvement in our collection efficiencies during the period.

We ended the third quarter of fiscal 2004 with a cash conversion cycle of 46 days, equal to the June 30, 2003 number. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash for the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of days of sales outstanding (DSO) added to days of supply in inventories (DOS), reduced by days of payable outstanding (DPO). At the end of the third quarter of fiscal 2004, our DOS increased primarily due to a specific build up in inventory to support the product transition which began at the end of the third quarter of fiscal 2004. Our DPO was increased by 9 days due to ongoing management and a timing difference in the payments to our supply chain and our DSO increased 3 days due to decreasing linearity and increased billing activity for service contract renewals from the June 30, 2003 levels.

Inventories increased to $497 million at March 28, 2004 from $416 million at June 30, 2003 and our inventory turn rate increased to 9.3 times at March 28, 2004 from 8.6 times at June 30, 2003. Inventory turns is annualized and represents the number of times inventory is replenished during the year. Inventory management will continue to be an area of focus as we balance the need to maintain sufficient inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

Deferred and prepaid tax assets increased to $424 million at March 28, 2004 from $133 million at June 30, 2003, primarily due to the reclassification of the deferred tax assets of approximately $300 million from other non-current assets, which is expected to be realized in the fourth quarter of fiscal 2004.

Prepaid expenses and other current assets increased to $822 million at March 28, 2004 from $787 million at June 30, 2003 primarily due to an increase in deferred costs associated with Professional services for which revenues will be recognized upon completion of the contracts.

Accounts payable was $1,011 million at March 28, 2004, as compared with $903 million at June 30, 2003. Our accrued payroll-related liabilities increased to $584 million at March 28, 2004 from $479 million at June 30, 2003, as a result of timing in vacation and payroll accruals. Accrued liabilities and other remained relatively flat at $1,053 million at March 28, 2004 as compared with $1,027 million at June 30, 2003. Other non-current obligations increased to $990 million at March 28, 2004 from $384 million at June 30, 2003 primarily due to a reclassification of our long-term tax liabilities, including those related to deferred taxes, and an increase to our long-term liability related to our building facilities exit plans.

Liquidity

From time to time, our Board of Directors approves common stock repurchase programs allowing management to repurchase shares of our common stock in the open market. In February 2001, we announced our intention to acquire up to $1.5 billion of our outstanding common stock under a stock repurchase program authorized by our Board of Directors. Under the February 2001 program, the timing and actual number of shares subject to repurchase are at the discretion of our management and are contingent on a number of factors, including our projected cash flow requirements, market conditions and our share price. During the first nine months of fiscal 2004, we did not repurchase common stock under any repurchase programs, while we repurchased common stock under all repurchase programs for an aggregate purchase price of $499 million during the first nine months of fiscal 2003. All such repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Our $1.3 billion of unsecured senior debt securities (Senior Notes) outstanding are due at various times between August 2004 and August 2009. At March 28, 2004, $257 million of principal has been reclassified as the current portion of long-term debt. The Senior Notes are subject to compliance with certain covenants that do not contain financial ratios. We are currently in compliance with these covenants. If we failed to be in compliance with these covenants, the trustee of the Senior Notes or holders of not less than 25% in principal amount of the Senior Notes would have the ability to demand immediate payment of all amounts outstanding.

On February 10, 2004, Fitch Ratings, a credit ratings agency that follows Sun, lowered its rating on our senior unsecured debt from BBB to to BBB- and placed us on stable outlook. In September 2003, Moody’s Investor Services downgraded us from Baa1 to Baa3 and placed us on negative outlook. In addition, on March 5, 2004, Standard & Poors lowered its rating on Sun from BBB to BB+ and removed us from CreditWatch. These ratings reflect those credit agencies’ expectations that the intense competitive environment facing Sun in its core markets will continue over at least the near-term to challenge Sun’s sales and profitability. Further downgrades by these ratings agencies could increase our costs of obtaining, or make it more difficult to obtain or issue, new debt financing or interest rate swap agreements used to modify the interest characteristics of any new debt.

Subsequent to the end of the third quarter of fiscal 2004, we entered into a legal settlement with Microsoft (see Note 10 to the Condensed Consolidated Financial Statements) and received $1.95 billion of cash in the fourth quarter of fiscal 2004.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents in subsidiaries for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. Accordingly, in addition to the $1,506 million in cash and cash equivalents we had at March 28, 2004 for shorter-term requirements, we had approximately $3,977 million in marketable debt securities that are available for future operating, financing and investing activities, for a total cash and marketable debt securities position of $5,483 million. However, at June 30, 2003, approximately $1,365 million of this balance represents cash generated from operations domiciled in foreign tax jurisdictions that are designated as permanently invested in the respective tax jurisdictions. If these funds are required for our operations in the U.S., we would be required to accrue and pay additional taxes to repatriate these funds. Currently, we do not anticipate a need to repatriate these funds to our U.S. operations.

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

Sun performs an annual actuarial analysis to develop an estimate of amounts to be paid for both claims reported and potential losses on activities that have occurred but have not yet been reported for self-insurance exposure. Loss accruals were $23 million as of March 28, 2004.

In addition, we have uncommitted lines of credit aggregating approximately $645 million. No amounts were drawn from these lines of credit as of March 28, 2004. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

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

Purchase Obligations

Through the normal course of our business, we purchase or place orders for the necessary components of our products from various suppliers. We estimate that our contractual obligations at March 28, 2004 is between $460 million and $540 million. This range does not include contractual obligations recorded on the balance sheet as current liabilities. Contractual obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding on Sun and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the appropriate timing of the transactions. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within a short time.

NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

Our auditors, Ernst & Young LLP, perform the following non-audit services that have been approved by our Audit Committee of the Board of Directors: expatriate tax and relocation services, international and U.S. tax planning and compliance services, and tax due diligence for acquisitions. Starting fiscal 2004, our expatriate officers no longer receive tax services including personal tax return filing from Ernst & Young LLP. In addition, we have selected a new firm to perform expatriate tax and relocation services and are in the process of transitioning these services from Ernst & Young LLP.

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

Our competitors are some of the largest, most successful companies in the world. They include International Business Machines Corporation (IBM), Hewlett-Packard Company (HP), EMC Corporation (EMC), Fujitsu Limited (Fujitsu) and the Fujitsu-Siemens joint venture. We also compete with systems manufacturers and resellers of systems based on microprocessors from Intel Corporation (Intel) and the Windows family of operating systems software from Microsoft Corporation (Microsoft). These competitors include Dell Inc. (Dell) and HP, in addition to Intel and Microsoft. Certain of these competitors compete aggressively on price and seek to maintain very low cost structures. Some of these competitors are seeking to increase their market share in the enterprise server market which creates increased pressure, including pricing pressure, on our workstation and lower-end server product lines. In particular, we are seeing increased competition and pricing pressures from competitors offering systems running Linux software and other open source software. Certain of our competitors, including IBM and HP, have financial and human resources scale that are substantially greater than ours, which increases the competitive pressures we face.

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

We are in the process of transitioning to a solution-based selling approach. While our strategy is that this will enable us to increase our revenues and margins, there can be no assurance that we will be successful in this approach. In fact, our transition to this selling model may result in reductions in our revenues and/or margins, particularly in the short term, as we compete to attract business. In addition, as our emphasis on solution-based sales increases, we face strong competition from systems integrators such as IBM, Fujitsu Siemens and HP. Our inability to successfully implement this model in the long term would have an adverse impact on our revenues and margins.

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

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that our customers choose to buy. If we are unable to develop new products, our business and operating results could be adversely affected. We must quickly develop, introduce, and deliver in quantity new, complex systems, software, and hardware products and components. These include products which incorporate our UltraSPARC III and IV architecture and the Solaris Operating System, the Java platform, Sun Java System portfolio and N1 architecture, among others. The development process for these complicated products is very uncertain. It requires high levels of innovation from both our product designers and the suppliers of the components used in our products. The development process is also lengthy and costly. If we fail to accurately anticipate our customers’ needs and technological trends, or are otherwise unable to complete the development of a product on a timely basis, we will be unable to introduce new products into the market on a timely basis, if at all, and our business and operating results would be adversely affected.

The manufacture and introduction of our new products is also a complicated process. Once we have developed a new product we face several challenges in the manufacturing process. We must be able to manufacture new products in sufficient volumes so that we can have an adequate supply of new products to meet customer demand. We must also be able to manufacture the new products at acceptable costs. This requires us to be able to accurately forecast customer demand so that we can procure the appropriate components at optimal costs. Forecasting demand requires us to predict order volumes, the correct mixes of our hardware and software products, and the correct configurations of these products. We must manage new product introductions and transitions, such as the product transition from UltraSPARC III to UltraSPARC IV microprocessors to minimize the impact of customer-delayed purchases of existing products in anticipation of new product releases. We must also try to reduce the levels of older product and component inventories to minimize inventory write-offs. If we have excess inventory, it may be necessary to reduce our prices and write down inventory, which could result in lower gross margins. Additionally, our customers may delay orders for existing products in anticipation of new product introductions. As a result, we may decide to adjust prices of our existing products during this process to try to increase customer demand for these products. Our future operating results would be adversely affected if such pricing adjustments were to occur and we were unable to mitigate the resulting margin pressure by maintaining a favorable mix of systems, software, service and other products, or if we were unsuccessful in achieving component cost reductions, operating efficiencies and increasing sales volumes.

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

As part of our component planning, we place orders with or pay certain suppliers for components in advance of receipt of customer orders. We occasionally enter into negotiated orders with vendors early in the manufacturing process of our microprocessors to make sure we have enough of these components for our new products to meet anticipated customer demand. Because the design and manufacturing process for these components is very complicated it is possible that we could experience a design or manufacturing flaw that could delay or even prevent the production of the components for which we have previously committed to pay. We also face the risk of ordering too many components, or conversely, not enough components, since supply orders are generally based on forecasts of customer orders rather than actual customer orders. In addition, in some cases, we make commitments to our suppliers for work-in-progress, supplier’s finished goods, custom sub-assemblies and/or Sun unique raw materials that are necessary to meet our lead times for finished goods. If we cannot change or be released from supply orders, we could incur costs from the purchase of unusable components, either due to a delay in the production of the components or other supplies or as a result of inaccurately predicting supply orders in advance of customer orders. Our business and operating results could be adversely affected as a result of these increased costs.

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

Currently more than half of our revenues come from international sales. In addition, a portion of our operations consists of manufacturing and sales activities outside of the U.S. Our ability to sell our products and conduct our operations internationally is subject to a number of risks. Local economic, political and labor conditions in each country could adversely affect demand for our products and services or disrupt our operations in these markets. We may also experience reduced intellectual property protection or longer and more challenging collection cycles as a result of different customary business practices in certain countries where we do business which could have an adverse effect on our business operations and financial results. Currency fluctuations could also adversely affect our business in a number of ways. Although we take steps to reduce or eliminate certain foreign currency exposures that can be identified or quantified, we may incur currency translation losses as a result of our international operations. Further, in the event that currency fluctuations cause our products to become more expensive in overseas markets in local currencies, there could be a reduction in demand for our products or we could lower our pricing in some or all of these markets resulting in reduced revenue and margins. Alternatively, a weakening dollar could result in greater costs to us for our overseas operations. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business in these jurisdictions. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs. In addition, we could be subject to regulations, fines and penalties for violations of import and export regulations such as our products being shipped directly or through a third-party to certain countries. Such violations could result in penalties, including prohibiting us from exporting our products to one or more countries, and could adversely affect our business. See “We could lose our ability to export our products if we violate export control laws” below for a description of certain matters that were recently settled with the U.S. Department of Commerce, Bureau of Industry and Security, Office of Export Enforcement (BIS).

Failure to successfully implement our resourcing activities could adversely affect our results of operations

We continuously seek to make our cost structure more efficient and focus on our core strengths. We recently announced our intent to develop and implement a global resourcing strategy and operating model which includes outsourcing activities and is focused on increasing workforce flexibility and scalability, and improving overall competitiveness by leveraging external talent and skills worldwide. To the extent we rely on partners or third party service providers for the provision of key business process functions, we may incur increased business continuity risks. If we are unable to effectively develop and implement our resourcing strategy, we may not realize cost structure efficiencies and our operating and financial results could be materially adversely affected. In addition, if we are unable to effectively utilize or integrate and interoperate with external resources or if our partners or third party service providers experience business difficulties or are unable to provide business process services as anticipated, we may need to seek alternative service providers or resume providing such business processes internally which could be costly and time consuming and have an adverse material effect on our operating and financial results.

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

In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent nine months and our forecast of future taxable income.

In determining future taxable income, we are responsible for assumptions utilized, including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. In performing our analysis of the realizability of our deferred tax assets, we considered our progress against the planned forecast of operating results for the fiscal year 2004, including the impact of the loss in this quarter and the settlement of the Microsoft litigation. In light of this information and after considering all available evidence, both positive and negative, we concluded that an increase to our valuation allowance for our deferred tax assets was required. Accordingly, we have recorded a non-cash charge in the third quarter of fiscal 2004 of $300 million to increase our valuation allowance for our deferred tax assets.

We anticipate that approximately $341 million of our remaining net deferred tax assets will be utilized during the fourth quarter of fiscal 2004 to offset our expected federal and state tax liability, which is based on U.S. taxable income resulting primarily from the Microsoft settlement (see Note 10 to the Condensed Consolidated Financial Statements).

Goodwill and Other Intangible Assets. We perform an analysis on our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. Goodwill is deemed to be impaired if the net book value of the reporting unit exceeds the estimated fair value. The impairment of a long-lived asset is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset are less than the carrying value of the intangible asset we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value. Additionally, the impact of our Fiscal 2004 Restructuring Plan to the technologies acquired through our acquisitions will be evaluated during the fourth quarter of fiscal 2004 and may result in the impairment of certain technologies or the cessation of the continued development of such acquired technologies. Going forward we will continue to review our goodwill and other intangible assets for possible impairment. Any additional impairment charges could adversely affect our future earnings.

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

We also depend on the telecommunications, financial services and manufacturing industries for a significant portion of our revenues. Our revenues are dependent on the level of technology capital spending in the U.S. and international economies. If the current uncertain economic conditions continue in some or all of these industries, we would expect that the significant reduction and deferrals of capital spending could continue. If capital spending declines in these industries over an extended period of time, our business will continue to be adversely affected. We continue to execute on our strategy to reduce our dependence on these industries by expanding our product reach into new industries, but no assurance can be given that this strategy will be successful.

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

Our employees are vital to our success, and our key management, engineering, and other employees are difficult to replace. We generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. Because our compensation packages include equity-based incentives, pressure on our stock price could affect our ability to continue to offer competitive compensation packages to current employees. In addition, we must continue to motivate employees and keep them focused on our strategies and goals, which may be difficult due to morale challenges posed by our workforce reductions and related uncertainties. Should these conditions continue, we may not be able to retain highly qualified employees in the future which could adversely affect our business.

Recent and proposed regulations related to equity compensation could adversely affect our ability to attract and retain key personnel.

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Sun. Several agencies and entities are considering, and the Financial Accounting Standards Board (FASB) has proposed changes to US GAAP that, if implemented, would require us to record a charge to earnings for employee stock option grants, likely for all awards unvested at and granted after July 1, 2005. This pending regulation would negatively impact our earnings. For example, recording a charge for employee stock options under SFAS No. 123, “Accounting for Stock-Based Compensation” would have increased net loss by $555 million and $647 million for fiscal 2003 and 2002, respectively, and reduced net income by $533 million for fiscal 2001. See also Note 2 to the Condensed Consolidated Financial Statements – Summary of Significant Accounting Policies: Stock Options Plans. In addition, new regulations implemented by The Nasdaq National Market requiring shareholder approval for all stock option plans as well as new regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

Our Fiscal 2004 Restructuring Plan may not result in the anticipated cost saving and benefits.

In March 2004, our Board of Directors and management approved the Fiscal 2004 Restructuring Plan. Our ability to achieve the cost savings and operating efficiencies anticipated by the Fiscal 2004 Restructuring Plan is dependent on a number of factors, including the speed with which we are able to implement the workforce and excess capacity reductions contemplated and the effectiveness of these implementations. If we are unable to implement these initiatives quickly and effectively, we may not achieve the level of cost savings and efficiency benefits expected for fiscal year 2005 and beyond.

Uncertain economic conditions could affect our ability to sublease properties in our portfolio.

In response to the global economic slowdown, we implemented facility exit plans during each of fiscal years 2003, 2002 and 2001, as part of our ongoing efforts to consolidate excess facilities and we have announced plans to implement an additional exit plan as part of the Fiscal 2004 Restructuring Plan. The uncertain economic conditions in the United States and in many of the countries in which we have significant leased properties have resulted in a surplus of business facilities making it difficult to sublease properties. We may be unable to sublease our excess properties, or we may not meet our expected estimated levels of subleasing income, and our results of operations could be negatively affected.

Environmental regulations and costs could result in significant liabilities for us.

Some of our operations are subject to regulation under various federal, state and international laws governing the environment and hazardous substances. While we endeavor to be in compliance with environmental laws at all times, any failure to so comply can subject us to material liability. Also, particularly in Europe, we may be subject to compliance with developing product content requirements relating to recycling as well as product take back requirements that would make us responsible for recycling and/or disposing of products we have sold. These and other environmental laws may become stricter over time and require us to incur substantial costs for compliance. In addition, we could be subject to liability for investigation and remediation of hazardous substances if our operations have caused contamination or any of our owned or leased properties are found to be contaminated. Although costs relating to environmental matters have not resulted in a material adverse effect on us to date, there can be no assurance that we will not be required to incur such costs in the future.

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

On February 10, 2004, Fitch Ratings, a credit ratings agency that follows Sun, lowered its rating on our senior unsecured debt from BBB to to BBB- and placed us on stable outlook. In September 2003, Moody’s Investor Services downgraded us from Baa1 to Baa3 and placed us on negative outlook. In addition, on March 5, 2004, Standard & Poors lowered its rating on Sun from BBB to BB+ and removed us from CreditWatch. These ratings reflect those credit agencies’ expectations that the intense competitive environment facing Sun in its core markets will continue over at least the near-term to challenge Sun’s sales and profitability. Further downgrades by these ratings agencies could increase our costs of obtaining, or make it more difficult to obtain or issue, new debt financing or interest rate swap agreements used to modify the interest characteristics of any new debt, which could adversely affect our business and financial condition.

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

FORWARD–LOOKING STATEMENTS

This quarterly report, including the foregoing sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements related to our belief that an increase in server system unit shipments is important as it helps drive Independent Software Vendors (ISV) capture, expands our technology “footprint” and provides a base to continue to grow our services revenue by increasing the number of systems under maintenance contracts, the expected reduction in our workforce resulting from our restructuring plan, our expected charges related to both workforce and property portfolio capacity reductions over the next several quarters, our focus on cash management remaining a top priority, the likelihood of our operations being reorganized, our plan to continue to focus on driving improvement in our cash conversion cycle, our expectations as to our levels of cost reductions, our expectations with regard to pricing pressures and continued sales of lower margin products, our plan to reduce our workforce by approximately 3,300 employees and to eliminate excess facility capacity, our expectations to record additional charges over the next several quarters related to workforce and property reductions, our anticipation that we will incur charges associated with productivity improvement initiatives and expense reduction measures, timing of remaining cash expenditures relating to workforce reductions, our expectation to pay certain remaining accrual amounts in the fourth quarter of fiscal 2004, the uncertainty of the ongoing valuation of our investment portfolio, our expectation with regard to the volatility of our portfolio of marketable securities, our anticipation of our deferred tax asset utilization, our estimate for full year tax provision, including expected components, our intent to efficiently manage our assets, that inventory management will continue to be an area of focus, our long-term strategy to maintain a minimum amount of cash and cash equivalents in subsidiaries and to invest the remaining amount of cash in interest bearing and highly liquid cash equivalents and marketable debt securities, our belief that we will not need to repatriate funds to our U.S. operations, our belief that the liquidity provided by existing cash, cash equivalents and marketable debt securities will provide sufficient capital to meet our requirements for at least the next 12 months and our belief that our level of financial resources is a significant competitive factor in our industry.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth above and those contained in “RISK FACTORS,” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, increased competition, increased pricing pressures, failure to design, develop and manufacture new products, lack of success in technological advancements, lack of acceptance of new products and services, unexpected changes in the demand for our products and services, delays in product introductions and projects, lack of success implementing new selling models, failure to further reduce costs or improve operating efficiencies including through our Fiscal 2004 Restructuring Plan, adverse business conditions, currency fluctuations, our failure to comply with export control laws and our ability to attract, hire and retain key and qualified employees.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at March 28, 2004. Actual results may differ materially.

Interest Rate Sensitivity

Our investment portfolio consists primarily of fixed income instruments with an average duration of 0.85 year as of March 28, 2004 as compared with 0.82 year as of March 30, 2003. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, for example, a hypothetical 150 BPS increase in interest rates would result in an approximate $48 million decrease in the fair value of our investments in debt securities as of March 28, 2004.

We also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest payable on the Senior Notes effectively becomes variable and thus matches the variable interest rate received from our cash and marketable securities. Accordingly, interest rate fluctuations impact the fair value of our Senior Notes outstanding, which will be offset by corresponding changes in the fair value of the swap agreements. However, by entering into these swap agreements, we have a cash flow exposure related to the risk that interest rates may increase. For example, at March 28, 2004, a hypothetical 150 BPS increase in interest rates would result in an approximate $20 million decrease in cash over a year.

Foreign Currency Exchange Risk

As a large portion of our business takes place outside of the U.S., we enter into transactions in other currencies. We are primarily exposed to changes in exchange rates for the euro, Japanese yen, and British pound. We are a net receiver of currencies other than the U.S. dollar and, as such, can benefit from a weaker dollar, and can be adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect our consolidated sales and operating margins as expressed in U.S. dollars. To minimize currency exposure gains and losses, we may borrow funds in local currencies, and we often enter into forward exchange contracts, purchase foreign currency options and promote natural hedges by purchasing components and incurring expenses in local currencies. Currently, we have no plans to discontinue our hedging programs; however, we may evaluate the benefits of our hedging strategies and may choose to discontinue them in the future.

Based on our foreign currency exchange instruments outstanding at March 28, 2004, we estimate a maximum potential one-day loss in fair value of approximately $7 million, as compared with $6 million as of June 30, 2003, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables, and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. Foreign currency fluctuations did not have a material impact on our results of operations and financial position during the third quarter of fiscal 2004.

Equity Security Price Risk

We are exposed to price fluctuations on the marketable portion of equity securities included in our portfolio of equity investments. These investments are generally in companies in the high-technology industry sector, many of which are small capitalization stocks. We typically do not attempt to reduce or eliminate the market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $7 million decrease in the fair value of our available-for-sale equity investments as of March 28, 2004, as compared with $2 million as of March 30, 2003. At March 28, 2004, three equity securities represented approximately $28 million of the $36 million total fair value of the marketable equity securities.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 11, 2002, Eastman Kodak Company (Kodak) filed a civil lawsuit against us, Eastman Kodak Company v. Sun Microsystems, Inc., Civil Action No. 02-CV-6074, in the United States District Court for the Western District of New York. On March 22, 2002, Kodak filed a First Amended Complaint, which asserts that some of our products, including those relating to our Java technology, infringe one or more claims of U.S. Patent No. 5,206,951, U.S. Patent No. 5,421,012, and U.S. Patent No. 5,226,161 (collectively, the Kodak Patents). Kodak further alleges that we have contributed to and induced infringement of one or more claims of the Kodak Patents. Kodak seeks injunctive relief against future infringement, unspecified damages for past infringement, and attorney’s fees and costs. We have filed an Answer with the court, denying infringement of any valid and enforceable claim of any of the Kodak Patents. We also filed counter-claims, seeking a declaratory judgment of noninfringement, invalidity and/or unenforceability of the Kodak Patents. We further allege that Kodak’s claims are barred in whole or in part by the doctrines of estoppel, laches and patent exhaustion, and that we have license and/or sublicense rights to the Kodak Patents. On October 22, 2003, the court issued a “Markman” ruling, which describes the court’s construction of the Kodak Patents. The ruling governs only the construction of the disputed patent claims. It does not determine whether those claims are valid or whether any Sun product infringes those claims. On January 14, 2004, the parties participated in a settlement conference at which the parties were unable to reach a settlement. Trial is scheduled to begin on September 15, 2004.

On March 8, 2002, we filed suit against Microsoft Corporation (Microsoft) in the United States District Court for the Northern District of California, pursuant to United States and State of California antitrust and other laws. In our complaint and as modified in subsequent filings, we alleged that Microsoft had engaged in illegal conduct, including efforts to acquire, maintain and expand a number of illegal monopolies; illegal tying arrangements; illegal exclusive dealings; copyright infringement; unreasonable restraints of trade; and unfair competition. In February 2003, Microsoft filed four counterclaims against Sun alleging unfair competition and breach of a settlement agreement regarding our Java technology. The presiding judge dismissed two of those counterclaims.

On April 1, 2004, Sun and Microsoft entered into several agreements including an agreement to settle all pending litigation between the two companies. Pursuant to the settlement agreement, Sun agreed to dismiss its litigation against Microsoft with prejudice and agreed to not initiate further steps to participate in the proceedings pending against Microsoft instituted by the Commission of the European Communities, and each party entered into a release of claims with respect to such matters. Microsoft agreed to pay to Sun the amount of $700 million under this settlement agreement.

Pursuant to a patent covenant and stand-still agreement, the parties agreed not to sue each other for past damages for patent infringement with respect to the other party’s products and technologies (the “Covenant Not to Sue for Damages”). Each year until 2014, Microsoft has the option of extending the Covenant Not to Sue for Damages to apply to the preceding year in exchange for an annual extension payment, so long as Microsoft has made all previous annual extension payments and so long as Microsoft has not sued Sun or authorized licensees of its commercial products for patent infringement prior to such time. At the end of the ten-year term, if Microsoft has made all such payments and not brought any such suits, then each party will automatically grant to the other party irrevocable, non-exclusive, perpetual licenses under all of its patents and patent applications existing at the end of such period in order to allow such other party to continue to commercialize its products shipping at the end of such period and any related successor products. In addition, the parties agreed, for a period of six months, not to bring any patent infringement suit (including a suit for injunctive relief) against the other party or authorized licensees of its commercial products relating to such other party’s products. Microsoft also agreed to pay to Sun the amount of $900 million under this patent covenant and standstill agreement.

Pursuant to a technical collaboration agreement, each party agreed to provide the other party with access to aspects of its desktop and server-based technology for use in developing interoperable server products. Microsoft also agreed to pay to Sun the amount of $350 million as a prepaid nonrefundable royalty under this technical collaboration agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

See Index to Exhibits on pages 44 to 45 hereof.

(b) Reports on Forms 8-K

On January 15, 2004, we furnished a report on Form 8-K under Item 12 to the SEC attaching our press release, dated January 15, 2004, announcing our financial results for the second quarter of fiscal 2004, ended December 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN MICROSYSTEMS, INC.

BY:	/s/ STEPHEN T. MCGOWAN

Stephen T. McGowan Chief Financial Officer and Executive Vice President, Corporate Resources (Principal Financial Officer)

/s/ ROBYN M. DENHOLM

Robyn M. Denholm Vice President and Corporate Controller (Principal Accounting Officer)

Dated: May 7, 2004

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Registrant’s Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant dated November 8, 2000.

3.3(3)	Amended and Restated Certificate of Designations dated December 13, 2000.

3.4(4)	Bylaws of the Registrant, as amended November 13, 2003.

4.8(5)	Third Amended and Restated Shares Rights Agreement dated July 25, 2002.

4.10(6)	Indenture, dated August 1, 1999 (the “Indenture”) between Registrant and The Bank of New York, as Trustee.

4.11(6)	Form of Subordinated Indenture.

4.12(6)	Officers’ Certificate Pursuant to Section 301 of the Indenture, without exhibits, establishing the terms of Registrant’s Senior Notes.

4.13(6)	Form of Senior Note.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certificate of Chief Executive Officer.

32.2	Section 1350 Certificate of Chief Financial Officer.

(1)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended March 29, 1998.
(2)	Incorporated by reference as Exhibit 3.5 to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 2000.
(3)	Incorporated by reference as Exhibit 2.2 to Registrant’s Form 8-A/ A filed December 20, 2000.
(4)	Incorporated by reference to Exhibit 3.4 of Registrants Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2003.
(5)	Incorporated by reference to Registrant’s Form 8-A/ A filed September 26, 2002.
(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 6, 1999.