Form 10-K
period 2004-06-30
SUN MICROSYSTEMS INC
filed 2004-09-13
CIK 709519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2004

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

*  Common Stock

*  Share Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒         No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES    ☒        No    ☐

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant, as of December 26, 2003 (the last business day of registrant’s second quarter of fiscal 2004), was approximately $14.1 billion based upon the last sale price reported for such date on The Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

The number of shares of the registrant’s Common Stock (par value $0.00067) outstanding as of September 2, 2004 was 3,344,424,447.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 hereof.

PART I

ITEM 1.    BUSINESS

GENERAL

Sun’s business is singularly focused on providing network computing products and services. Network computing has been at the core of our offerings for the 22 years of our existence and is based on the premise that the power of a single computer system can be increased dramatically when interconnected with other computer systems for the purposes of communication and sharing of computing power. Together with our partners, we provide network computing infrastructure solutions that comprise computer systems (hardware and software), network storage systems (hardware and software), support services, and professional and knowledge services.

Our customers use our products and services to build mission-critical network computing environments on which they operate essential elements of their businesses. Our network computing infrastructure solutions are used in a wide range of technical/scientific, business and engineering applications in industries such as telecommunications, government, financial services, manufacturing, education, retail, life sciences, media and entertainment, transportation, energy/utilities and healthcare.

For the fiscal year ended June 30, 2004, we had revenues of $11.2 billion, employed approximately 35,000 employees and conducted business in over 100 countries. We were incorporated in California in February 1982 and reincorporated in Delaware in July 1987.

We can be reached on the Internet at http://www.sun.com. Our most recent annual report on Form 10-K and certain of our other filings with the Securities and Exchange Commission (SEC) are available in PDF format through our Investor Relations website at http://www.sun.com/investors. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are also available on the SEC website at http://www.sec.gov which can be reached from our Investor Relations website. The contents of these websites are not intended to be incorporated by reference into this report or in any other report or document we file, and our references to the addresses of these websites are intended to be inactive textual references only.

BUSINESS STRATEGY

Our business strategy is built around our singular focus on network computing. Our computer systems (hardware and software), network storage systems (hardware and software), support services, and professional and knowledge services are designed to enable network solutions that attack cost and complexity, accelerate service delivery and provide mobility with security. The core elements of our business strategy include:

•	An end-to-end architecture that extends our common Java™ technology-based programming environment across our SPARC® (Scalable Processor Architecture) technology implementation and new line of x86-based products. These products provide exceptional price-performance, flexibility and choice for devices as small as smart cards and cell phones up through large multi-million dollar systems;

•	On-going innovation in microprocessor architecture, systems design, networking integration and software to help ensure continuing technology leadership and resulting price-performance advantage;

•	A commitment to interoperability and open application programming interfaces;

•	A solution-based selling model with an emphasis on utilizing our end-to-end network computing architecture platform to integrate our products and services to address customers’ strategic business challenges and information technology needs;

•	A robust partner community (iForce™), including independent software vendors (ISVs), system integrators, resellers and original equipment manufacturers (OEMs), which adds value to Sun products and services and extends our reach and expertise; and

•	A leading services organization that enables Sun and our partners to deliver open, innovative solutions and optimize availability and capabilities of our customers’ IT environment in a cost-effective manner.

End-to-End Architecture

Developing and deploying services over the network requires an infrastructure platform that is enterprise-ready, developer-rich and economically compelling. This means that we are focused on providing the optimal combination of software, hardware and services that will give the customer the best value. With this strategy, we are focused on offering the customer a platform that entails lower annual administrative costs, lower developer training costs and lower downtime costs, which decreases customers’ “total cost of ownership.”

In fiscal 2004, we introduced a number of new products supporting our strategy as an end-to-end infrastructure platform company. We improved the performance of our UltraSPARC® III processor and introduced the dual-thread UltraSPARC IV processor across our mid and high-end server lines. Targeted for mission-critical enterprise, High Performance Technical Computing (HPTC) and other compute-intensive applications, the UltraSPARC IV processor provides up to 2x the throughput of UltraSPARC III based systems. The UltraSPARC IV processor is fully binary compatible with our previous generation processor, so customers can run existing applications without the time and cost of rewriting applications.

We also strengthened our x86 low-end server product line and now provide customers the choice of either the Linux or Solaris™ Operating System on x86. We continued the deployment of our Solaris Operating System, which creates significant benefits to customers by reducing system downtime and upgrade costs because every release is designed to run existing applications currently running on previous Solaris Operating System releases.

Our software consists of Sun’s powerful and scalable Solaris Operating System, Sun Java Enterprise System, Java Desktop System, Java Mobility System, N1™ Grid System and the Java Studio development environment. Our software builds upon our well-established Java technology to meet the needs of developers, CIOs and operators to provide information, data and applications anywhere, anytime and on any device, using open application programming interfaces that work with a wide array of operating systems and applications.

Innovation

We believe that in order to be a leading developer of enterprise and network computing products and technologies, we must continue to invest and innovate. As indicated by our research and development investments of approximately 15-17% of annual revenues during each of the last three fiscal years, we are continually focused on technological innovation. Over the past few years, we have made significant investments in several of our product and services technologies, including investments in:

•	The highly scalable UltraSPARC processor and systems architecture, including our next generation processors that enable chip multithreading to drive throughput computing at the processor level;

•	The x86 system architecture and advanced systems technology, including technology acquired through our purchases of Kealia and Nauticus and our new AMD Opteron-based systems;

•	The highly reliable and scalable Solaris Operating System;

•	Mission critical clustering, messaging, directory and web services infrastructure software;

•	The cross-platform Java software development environment, spanning smart cards, cellular handsets, set top boxes, desktop computers and servers — used by our customers and independent software vendor partners;

•	Virtualization, provisioning and monitoring software architecture for network computing resource optimization and systems management simplification;

•	Network-based storage systems and software, including storage management software and Sun™ QFS and Sun SAM-FS software; and

•	Connectivity tools to provide remote diagnostics and preventive services for our customers.

Many of these technologies provide us with a competitive advantage and differentiation in the marketplace. By investing in research and development, we believe we are able to develop and deliver more valuable systems technology to our customers. We intend to continue our investments into new computing technologies and are focused on continuing to develop and deliver leading-edge network computing products based upon our innovations.

Interoperability

From inception, we have focused on developing products and technologies based upon open application programming interfaces (APIs). We believe the real power in computing lies in the ability to freely access and share information over the network, while unconstrained by proprietary software and hardware standards. To further strengthen our interoperability platform, and as part of our legal settlement with Microsoft Corporation, we entered into an agreement that is intended to enable greater interoperability of the two companies’ products.

The need for open APIs is at the heart of the Internet’s development. We believe that without them, too many proprietary software and hardware protocols cause both incompatibility and cost issues, making it too difficult and uneconomical for individuals and organizations to fully access and harness the power of the network. Through open APIs, we believe application adoption and service deployments over the network will grow more quickly, increasing workload on the network and leading to increased demand for our computer systems. In addition, by adhering to open APIs, we are able to deliver more flexible and compatible systems products to our customers, reducing administrative costs, enabling provisioning and adding to the demand for our systems.

We deliver this performance through industry standards pioneered by Sun to provide value to our customers. For example, we have created technologies, such as the Network File System (NFS), UltraSPARC architecture and the Java technologies, providing customers with flexibility for their networking environments and facilitating industry growth. In addition, through our Sun Java System software platform, we have extended our well-established Java technology platform and utilized Web industry standards including XML (Extensible Markup Language), SOAP (Simple Object Access Protocol), UDDI (Universal Description, Discovery and Integration) and WSDL (Web Services Description Language).

Solutions-Based Selling Model

Our sales force is in the process of implementing a solutions-based selling model whereby we offer an integrated and consistent set of end-to-end networking architecture platform solutions to the marketplace. These solution sets currently encompass six core competencies and/or capabilities: the Data Center, Storage and Data Management, Desktop and Mobility, Identity and Security, Web Services Software and Network Manageability. These competencies line up directly with the three key strategies we present to our customers as part of the Sun vision — attacking cost and complexity, accelerating service delivery and enabling mobility with security. We believe our solutions-based selling approach allows us to engage with our customers over the entire life cycle of their key infrastructure projects, which brings our expertise to bear in accelerating the delivery of sustainable value from the products and services we produce.

Alliances and Partner Community

In fiscal 2004, we continued to form relationships with significant partners to extend our customer solutions. We partnered with Advanced Micro Devices, Inc. (AMD) to bring Opteron processor-based x86 systems to our current line of entry-level systems giving customers greater platform choice with maximum price-performance. We also formed a strategic alliance with Fujitsu to collaborate on the development, delivery and support of a future generation of SPARC-based systems. This alliance is intended to strengthen the Solaris footprint, drive increased market share for our enterprise class systems and allow us to dedicate additional resources to throughput computing. In addition, we expanded our partnership with Accenture LTD to advance our knowledge management initiative, and we continued our relationship with Hitachi Data Systems to provide high-end storage solutions and extend Sun’s storage offering into enterprise environments.

Our partner community is essential to our success. While our product and service offerings are very broad, we recognize that no single supplier of computing solutions can meet all of the needs of all of its customers. We have established relationships with leading independent software vendors, value-added resellers, OEMs, channel development providers, independent distributors, computer systems integrators and service delivery partners to deliver solutions that our customers demand. Through these relationships, our goal is to optimize our ability to be the technology of choice, the platform of choice, the partner of choice and to provide the end-to-end solutions that customers require to compete.

Services

We develop technology to solve complex network computing problems and we provide expertise through a broad range of global services including Support services, Professional services and Knowledge (formerly known as Educational) services which enable our customers to architect, implement and deploy systems within their IT environments. Combined with Sun Preventive Services introduced in fiscal 2004, these offerings provide a full range of system/network architecture, implementation and management as well as consulting, skills migration and training.

SALES, MARKETING AND DISTRIBUTION

Our Global Sales Organization manages and has primary responsibility for our field sales, relationships with our selling partners, technical sales support, sales operations and delivery of professional services. We sell end-to-end networking architecture platform solutions, including products and services, in most major markets worldwide through a combination of direct and indirect channels. We also offer component products such as central processor unit (CPU) chips and embedded boards on an OEM basis to other hardware manufacturers and supply after-market and peripheral products to their end-user installed base, both directly and through independent distributors and value-added resellers. In addition, our strategic alliance with Fujitsu will provide expanded distribution of both companies’ existing SPARC product lines.

Our sales force serves the telecommunications, government, financial services, manufacturing, education, retail, life sciences, media and entertainment, transportation, energy/utilities and healthcare industries. In fiscal 2004, we organized our sales coverage within four timezone groups, which consisted of U.S., International Americas (Canada and Latin America), EMEA (Europe, Middle East and Africa) and APAC (Asia, Australia and New Zealand). Beginning in fiscal 2005, our sales coverage resources will be organized within 15 geographically established markets. We have approximately 130 sales and service offices in the United States and an additional 100 sales and service offices in 46 other countries. We employ independent distributors in over 100 countries. In general, our sales coverage model calls for independent distributors to be deployed in partnership with our direct sales force. However, in some smaller markets, independent distributors may be our sole means of sales, marketing and distribution.

Our relationships with channel partners are very important to our future revenues and profitability. Channel relationships accounted for more than 63% of our total net revenues in fiscal 2004 and more than 61% of our total net revenues in fiscal 2003. Our sales force is compensated on a channel-neutral basis to reduce potential conflict between our sales force and channel partners. Our channel partners include:

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

Additionally, ISV partners help us maximize our technology footprint by integrating their software products with our platforms and technologies.

We have a wide range of marketing activities. Our Worldwide Marketing Organization oversees Sun’s marketing planning, determines product and pricing strategy; coordinates advertising, demand creation and public relations activities; maintains strategic partnerships with major independent software vendors and performs competitive analyses.

Although our sales and other operating results can be influenced by a number of factors, and historical results are not necessarily indicative of future results, our sequential quarterly operating results generally fluctuate downward in the first and third quarters of each fiscal year when compared with the immediately preceding quarter.

Revenues from outside the United States were approximately 57% of our total net revenues in fiscal 2004 and 56% and 53% of our total net revenues in fiscal 2003 and 2002, respectively. Direct sales we make outside of the United States are generally priced in local currencies and can be subject to currency exchange fluctuations. The net foreign currency impact on total net revenues and operating results cannot be precisely measured because of the various hedging strategies we employ. However, because of the general weakening of the U.S. dollar, our best estimate of the foreign exchange benefit approximated 4% of total net revenues for fiscal 2004.

The countries primarily contributing to our international sales are the United Kingdom (UK), Germany and Japan. The UK represented approximately 8% of our total net revenues in fiscal 2004, 7% of our total net revenues in fiscal 2003 and fiscal 2002. Germany represented approximately 8% of our total net revenues in fiscal 2004 and fiscal 2003 and 7% of our total net revenues in fiscal 2002. Japan represented approximately 7% of our total net revenues in fiscal 2004, 8% of our total net revenues in fiscal 2003 and 8% of our total net revenues in fiscal 2002.

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

Sales to General Electric Company (GE) and its subsidiaries in the aggregate accounted for approximately 14%, 11% and 12% of our fiscal 2004, 2003 and 2002 total net revenues, respectively. More than 90% of the revenue attributed to GE was generated through GE subsidiaries acting as either a reseller or financier of our products. The vast majority of the revenue included in the amounts above is from sales through a single GE subsidiary comprised 11%, 9% and 8% of total net revenues in fiscal 2004, 2003 and 2002, respectively. This GE subsidiary acts as a distributor of our products to resellers who in turn sell those products to end-users. Our business could be adversely affected if GE or another significant customer terminated its business relationship with us or significantly reduced the amount of business it did with us. See Note 16 to the Consolidated Financial Statements for additional information concerning sales to international customers and business segments.

Our product order backlog at June 30, 2004 was $710 million, as compared with $705 million at June 30, 2003. Our backlog includes orders for which a delivery schedule within six months has been specified by the customer and shipped products for which revenue has not been recognized. Backlog levels vary with demand, product availability and our delivery lead times and are subject to significant decreases as a result of, among other things, customer order delays, changes or cancellations. As such, backlog levels may not be a reliable indicator of future operating results.

WORLDWIDE OPERATIONS

The Worldwide Operations organization manages company-wide purchasing of materials used in producing Sun products, assists in product design enhancements, oversees our own manufacturing operations and those of our manufacturing partners and coordinates logistics operations. Our manufacturing operations consist primarily of final assembly, test and quality control of enterprise and data center systems. For all other systems, we rely on external manufacturing partners. We manufacture primarily in Oregon and Scotland and distribute from California, the Netherlands and Japan. We have continued efforts to simplify the manufacturing process by reducing the diversity of system configurations offered and increasing the standardization of components across product types. In fiscal 2004, we implemented a new customer fulfillment architecture that enables us to ship some products directly from our suppliers to our customers reducing cost and complexity in the supply chain. In addition, we have continued to increase our focus on quality and processes that are intended to proactively identify quality issues. The early-identification of products containing defects in engineering, design and manufacturing processes, as well as defects in third-party components included in our products could result in delays of product shipments.

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

RESEARCH AND DEVELOPMENT

Our research and product development programs are intended to sustain and enhance our competitive position by incorporating the latest worldwide advances in hardware, software, graphics, networking, data communications and storage technologies. In addition, we may extend our product offerings and intellectual property through acquisitions of businesses or technologies or other arrangements with our partners. Sun’s product development continues to focus on enhancing the performance, scalability, reliability, availability and serviceability of our existing systems and the development of new technology standards. Additionally, we remain focused on system software platforms for Internet and intranet applications, telecommunications and next-generation service provider networks, developing advanced workstation, server and storage architectures. We devote substantial resources to software development as we believe it provides and will continue to provide significant competitive differentiation.

We conduct research and development principally in the United States, United Kingdom, France, Ireland, Germany, Japan, Norway and India. Research and development (R&D) expenses were $1,926 million, $1,837 million and $1,832 million in fiscal 2004, 2003 and 2002, respectively.

PRODUCTS

Our products consist of Computer Systems and Network Storage systems.

COMPUTER SYSTEMS

Our Computer Systems products and technologies, including our full line of scalable workgroup and enterprise servers, our UltraSPARC microprocessors and our software, are integrated systems designed, developed and produced for network computing environments.

Servers.    We offer a full range of servers from our data center/high-performance computing servers through our entry servers and blade systems.

Data Center servers.    Our data center servers, including the Sun Fire™ E25K, Sun Fire E20K, Sun Fire 15K and the Sun Fire 12K, are designed to offer greater performance and lower total cost of ownership than mainframe systems and are used for server consolidations, application migrations, data mining and warehousing, custom applications, on-line transaction support, enterprise resource planning, high performance technical computing and databases. The Sun Fire E25K server is one of the most scalable UNIX® platform-based systems in the marketplace and incorporates our UltraSPARC IV microprocessor, bringing dual-threaded capability to the datacenter.

Enterprise servers.    Our enterprise servers, including Sun Fire E6900, Sun Fire E4900, Sun Fire E2900, Sun Fire 6800, Sun Fire 4800 and Sun Fire V1280 servers, provide reliability, availability and scalability to address the needs of data centers and enterprise-scale network computing at a moderate cost. These servers are available with various options in processor and memory expandability, hardware redundancy and component accessibility and run on the Solaris Operating System. In fiscal 2004, we introduced the Sun Fire E2900, Sun Fire E4900 and Sun Fire E6900 servers which use the UltraSPARC IV processor and are built to deliver dual-threaded capability and fault management technology into our family of mid-range Sun Fire servers.

Entry server systems.    We also offer an expansive line of entry server systems differentiated by their size, their processor architecture (SPARC or x86), their form factor (rackable or stand-alone systems) and the environment for which they are targeted (general purpose or specialized systems).

Entry SPARC-based systems include our Sun Fire V880 and Sun Fire V480 servers, Sun Fire V240 and Sun Fire V210 that deliver network computing in a compact, low-cost package.

Entry x86-based systems, including the Sun Fire V60x and Sun Fire V65x, provide high density, cost effective scalable solutions for both Solaris and Linux operating systems. During fiscal 2004, we introduced Sun Fire V20Z AMD Opteron-based server and V20Z Compute Grid Rack System to expand the x86 entry server line.

Our blade systems continue to combine high density hardware architecture and system management software. They allow for management of a pool of heterogeneous, modular, single board servers, such as SPARC and x86 architectures, Solaris and Linux operating systems and specialty blades, as one computing environment.

Desktops and Workstations.    Our desktops and workstations provide powerful solutions for a wide range of business and technical activities such as software development, mechanical design, financial analysis and education. Our product line includes high performance 64-bit workstations, graphics accelerator boards, newly released x86-based workstations and thin Sun Ray™ Ultra-Thin Client products. In fiscal 2004, we introduced Sun Blade™ 2500, 2000 and 1500 workstations for demanding graphics, visualization and compute applications. Additionally, we released the Sun Blade W1100z and Sun Blade W2200z, which are Sun’s first x86 based workstations. We recently introduced the AMD Opteron-based workstations that support Linux (Red Hat and SuSe, 32-Bit and 64-Bit) and the Solaris Operating System (32-Bit and eventually 64-Bit) and are intended to be Microsoft certified.

Processor and Network Products.    The UltraSPARC microprocessors provide the computing power of most of Sun’s systems. We have three series of processors that use the SPARC architecture:  1) The UltraSPARC s-Series processors power the high-end and midrange server products from Sun, as well as power desktops, and offer our highest level of performance, scalability and leading-edge reliability, availability and serviceability (RAS);  2) The UltraSPARC i-Series processors offer a higher level of integration on the central processing unit enabling the price and performance design points deployed in Sun’s workgroup servers, rack mount servers and high performance desktops; and  3) The UltraSPARC e-Series processors balance cost, power consumption and performance, enabling economical 64-bit server and desktop solutions while maintaining binary compatibility with all SPARC processors, past and present. In addition, our networking and security products consist of a range of connectivity and encryption products to improve network performance and security.

Software.    Our software offerings consist primarily of enterprise infrastructure software systems, software desktop systems, developer software and infrastructure management software.

Solaris Operating System (OS).    The Solaris OS is a high performance, highly reliable, scalable and secure operating environment for SPARC and x86 platforms that is easy to install and use, is optimized for the Java platform and supports more than 12,000 applications. It is optimized for enterprise computing, Internet and intranet business requirements, powerful databases and high performance technical computing environments. The Solaris 9 OS, our latest release of the Solaris OS, creates a services platform by combining traditional operating systems functionality with application services and identity management (management of user identities over the Internet or complex corporate networks so that users can use a single sign-on to be authenticated and authorized to access multiple files). Solaris 9 OS integrates with the Java Enterprise System making it easier to build and deploy applications and web services based on Java and XML technologies. Our Trusted Solaris™ OS provides a high level of privacy and reduces the risk of security violations on a commercial-grade OS. Trusted Solaris OS is available for both SPARC and x86 platforms.

Java technology.    Our Java platform application environment allows development of application software independent of the underlying operating system or microprocessor. Java technology allows a developer to write applications once for a wide range of platforms and devices. Our Java platforms are based on a common core architecture and include the Java 2 Platform, Standard Edition (J2SE™) technology used on personal computers and workstation clients and available on Solaris OS, Linux, HP-UX, AIX, Tru64 Unix, Windows, MacOS X and other platforms; Java 2 Platform, Enterprise Edition (J2EE™) technology used to develop and deploy web services which enable secure, robust and interoperable business applications; Java 2 Platform, Micro Edition (J2ME™) technology, which extends Java technology to consumer and embedded devices such as mobile phones, personal digital assistants (PDAs), digital set top boxes and residential gateways; and Java Card™ smart card technology.

Sun Java Studio Developer tools.    We develop and market software development tools designed to aid in application development and integration. The Java 2 Software Development Kit enables developers to create and run both applets (miniature applications written in the Java programming language) that run inside a web browser and applications that run outside of a browser. Our Sun Java Studio Developer Platform provides a desktop-to-mainframe development and test environment for programming in C, C++ and Java programming languages.

Sun Java Enterprise System.    Our Sun Java Enterprise System software enables enterprises to utilize their information and applications into services offered on intranets and the Internet. The Java Enterprise System software is an integrated suite of most of our infrastructure software, including application, directory, identity, integration, calendar, messaging and portal services for multiple platforms.

Sun Java Desktop System.    Our desktop software includes all the key components of a user’s environment, ranging from the user interface and desktop utilities to a browser, multimedia capabilities and the StarOffice™ personal productivity suite. The StarOffice office productivity suite has a fully integrated set of applications including word processing, spreadsheet, graphic design, presentations, database access, HTML editor, mail/news reader, event planner and formula editor tools. It runs on most major operating environments and platforms, including the Solaris OS, Microsoft Windows, Linux, OS/2 and Java platforms.

N1™ Grid System.    N1 Grid software is our vision and architectural blueprint for reducing the cost and complexity of managing enterprise data centers by allowing a data center to work like a single system by combining an enterprise’s IT resources (e.g. servers, storage and network devices) with virtualization, provisioning, policy and automation, and monitoring.

NETWORK STORAGE

Our Network Storage systems integrate servers, storage and software to support heterogeneous environments.

Storage Systems.    Our high-end data storage systems provide a platform for direct attach storage or storage area network (SAN) solutions. They are designed for extreme availability, performance, scalability, connectivity and manageability. Our high-end data storage systems, including the Sun StorEdge™ 9980 and Sun StorEdge 9970, combine Hitachi Data Systems’ (HDS) high-end storage products with our resource management and file management software under an OEM agreement with HDS first signed in fiscal 2002.

We offer a wide range of flexible, scalable mid-range storage systems, including the Sun StorEdge 6320, Sun StorEdge 6120, Sun StorEdge 3910, Sun StorEdge A5200 Array and Sun StorEdge T3 Array, which support high-performance computing and enterprise SAN implementations, as well as storage virtualization technology. In fiscal 2004, we introduced the Sun StorEdge 6920 system, offering storage virtualization which delivers performance, flexibility and high availability for clustered environments such as high-performance computing and decision support systems.

Our Sun StorEdge products for workgroup applications, including the Sun StorEdge 3510 and 3511 Arrays, the Sun StorEdge 3310 Array, Sun StorEdge 3120 Array, Sun StorEdge S1 Array, Sun StorEdge D2 Array, Sun StorEdge A1000 and Sun StorEdge T3 Array for workgroup, offer a flexible, compact, cost-effective approach for growing storage demands. Their building-block architecture is designed to allow users to expand and customize as needed, offering performance and flexibility at low cost for a variety of environments for increased return on investment.

Storage Software.    Our Sun StorEdge software is an integral part of our complete storage solutions. Our Sun StorEdge software is based on the Sun Java System architecture and comprises an open, integrated and automated storage management software family. The Sun StorEdge software suites are focused on availability, utilization, performance and storage resource management.

SERVICES

Our services team provides expertise in helping our customers deploy network computing environments through a broad range of services comprised of Support services (support for hardware and software) and Professional and Knowledge services. Sun Services assists customers globally, provides support services to nearly 800,000 units under contracts in more than 100 countries, training approximately 400,000 students annually and providing consulting, integration and operations assistance to IT organizations worldwide.

SUPPORT SERVICES

The SunSpectrumSM Support services product offerings allow customers the power and flexibility to customize their support services contracts. Customers can choose from four levels of support that range from mission critical to self-support. This service is sold separately or packaged with hardware, software and peripherals as a single-price support service. Each contract type is specifically designed to enable high availability and continuous operation for our customers. Our resources in the field for services delivery are complemented by third-party service providers who primarily deliver hardware support services such as spares inventories and manpower. Investments by these third-party service providers help us expand our geographic coverage without additional fixed cost investments on our part. Software support is primarily delivered by our software support engineers.

We are in the process of growing our managed customer services. These fully managed services comprise packaged services providing risk assessment, mitigation and measurement toward availability improvement for customers. They also enable businesses to shift their operational focus from non-core competency IT management functions to running their business for competitive advantage. During fiscal 2004, we released site support services, fully managed services, Sun Preventive Services and our developing utility computing capabilities.

PROFESSIONAL AND KNOWLEDGE SERVICES

Sun’s Professional services provides a suite of technical consulting and systems integration services to help customers architect, implement, and manage complex network computing environments. Our highly trained Professional services team specializes in providing customers with advanced systems, software, storage and network architecture design consulting, platform integration, enterprise systems management and operation such as network security and identity management, wireless network-based systems and advanced Sun Java System software integration solutions. We provide people, processes and technology and we partner with third-party systems integrators, to deliver solutions tailored to meet our customers’ needs. Our technical and project management experts help design IT architectures and plan migrations from legacy systems to network computing or help customers upgrade existing network computing environments. Additionally, to keep customer computing environments operating at peak performance, operations experts help customers manage the complexity of heterogeneous systems and networks.

Our Knowledge services group develops and delivers integrated learning solutions for enterprises, IT organizations and individual IT professionals. These solutions help ensure that the necessary talent is available and properly aligned to meet our clients’ network computing needs, as well as business objectives. Sun learning solutions include education consulting services, learning management technologies, multi-mode learning content and professional certifications.

COMPETITION

We compete in the computer hardware, software and services markets. These markets are intensely competitive. Our competitors are some of the largest, most successful companies in the world. They include International Business Machines Corporation (IBM), Hewlett-Packard Company (HP), EMC Corporation (EMC), Fujitsu Limited (Fujitsu) and the Fujitsu-Siemens joint venture. We also compete with systems manufacturers and resellers of systems based on microprocessors manufactured by Intel Corporation (Intel) and the Windows family of operating systems software from Microsoft Corporation (Microsoft). These competitors include Dell Inc. and HP, in addition to Intel and Microsoft.

Customers make buying decisions based on many factors, including, among other things, new product and service offerings and features; product performance and quality; availability and quality of support and other services; price; platform; interoperability with hardware and software of other vendors; quality; reliability security features and availability of products; breadth of product line; ease of doing business; a vendor’s ability to adapt to customers’ changing requirements; responsiveness to shifts in the marketplace; business model (e.g., utility computing, subscription based software usage, consolidation versus outsourcing); contractual terms and conditions; vendor reputation and vendor viability. We believe competition has continued to remain intense over the last fiscal year. In this environment, each factor on which we compete is critical and the lack of competitive advantage with respect to one or more of these factors could lead to a loss of competitive position resulting in fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability and loss of market share.

We have encouraged the use of SPARC technology as a standard in the computer marketplace by licensing much of the technology and promoting open interfaces to the Solaris OS, as well as by offering microprocessors and enabling technologies to third party customers. As a result, several licensees, including Fujitsu and the Fujitsu-Siemens joint venture company, also offer products based on the Solaris OS and the SPARC architecture that compete directly with our products. We have also worked to make our Java programming language a standard for complex networks. We develop applications, tools and systems platforms, as well as work with third-parties to create products and technologies, in order to continue to enhance the Java platform’s capabilities. As part of this effort, we license Java technology which widely encourages competitors of Sun to also develop products competing with these applications, tools and platforms. If we are unable to compete effectively, our business could be harmed.

PATENTS, TRADEMARKS AND INTELLECTUAL PROPERTY LICENSES

We have used, registered or applied to register certain trademarks and service marks to distinguish genuine Sun products, technologies and services from those of our competitors in the U.S. and in foreign countries and jurisdictions. We enforce our trademark, service mark and trade name rights in the U.S. and abroad.

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

EMPLOYEES

As of September 2, 2004, we had approximately 32,600 employees. We depend on key employees and face competition in hiring and retaining qualified employees. Our employees are vital to our success, and our key management, engineering and other employees are difficult to replace. Although we have entered into a limited number of employment contracts with certain current and former executive officers, we generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. As our stock price has decreased and because we offer equity-based incentive compensation, our ability to continue to offer competitive compensation packages to current employees has been negatively impacted. Consequently, these pressures have affected our ability to attract and retain highly qualified personnel. If these adverse conditions continue, we may not be able to retain highly qualified employees in the future and this could harm our business.

ITEM 2.    PROPERTIES

At June 30, 2004, Sun’s worldwide facilities represented aggregate floor space of 14.6 million square feet both in the U.S. and in 46 other countries. In square feet, our properties consisted of (in millions):

	U.S.	Rest of the World	Total
Owned facilities	4.8	0.8	5.6
Leased facilities	5.5	3.5	9.0

Total facilities	10.3	4.3	14.6

At June 30, 2004, our owned properties consisted of:

Location	Square Footage of Facility
Bagshot, England	25,995
Broomfield, Colorado	916,045
Burlington, Massachusetts	693,846
Farnborough (Guillemount Park), England	320,000
Linlithgow, Scotland	423,070
Menlo Park, California	1,022,088
Newark, California	1,404,309
Santa Clara, California	816,240

Total	5,621,593

At June 30, 2004, we had no offices under construction, however we have approximately 1.2 million square feet of facilities available for future construction. We continually evaluate our facility requirements in light of our business needs and stage the future construction accordingly. In addition, we own approximately 38 acres of undeveloped land in Austin, Texas.

Starting in fiscal 2001, we began to vacate properties in the U.S. and internationally. Of the properties that were vacated under all facility exit plans, 3.1 million square feet remain vacant or sub-leased of which 1.1 million square feet is under sub-lease to non-Sun businesses and 2.0 million square feet is vacant.

Substantially all of our facilities are used jointly by our Product groups, Sun Services group, Global Sales Organization and other functions. Our manufacturing facilities are located in Linlithgow (Scotland) and Beaverton (Oregon).

ITEM 3.    LEGAL PROCEEDINGS

On February 11, 2002, Eastman Kodak Company (Kodak) filed a lawsuit against us entitled, Eastman Kodak Company v. Sun Microsystems, Inc., Civil Action No. 02-CV-6074, in the United States District Court for the Western District of New York and filed an amended complaint in that same court on March 22, 2002. Kodak alleges that some of our products, including aspects of our Java technology, infringe one or more Kodak patent claims contained in the following Kodak patents: U.S. Patent No. 5,206,951, U.S. Patent No. 5,421,012 and U.S. Patent No. 5,226,161 (collectively, the Kodak Patents). Kodak further alleges that we have contributed to and induced infringement of one or more claims of the Kodak Patents. Kodak seeks injunctive relief against future infringement, unspecified damages for past infringement and attorney’s fees and costs. We have filed responses denying liability and asserting various affirmative defenses. The parties participated in a court-ordered settlement conference on August 4, 2004, but were unable to reach a settlement. We believe that we have not infringed any valid and enforceable claim of any Kodak Patent. Trial is scheduled to begin on September 13, 2004 and we intend to present a vigorous defense.

On April 20, 2004, we were served with a complaint in a case entitled Gobeli Research (Gobeli) v. Sun Microsystems, Inc. and Apple Computer, Inc. (Apple). The complaint alleges that Sun products, including our Solaris Operating Environment, infringe on a Gobeli patent related to a system and method for controlling interrupt processing. Gobeli claims that Apple’s OS 9 and OS X operating systems violate that same patent. The case is pending in the United States District Court for the Eastern District of Texas. We have filed a response denying liability and stating various affirmative defenses, and we intend to present a vigorous defense.

On April 1, 2004, Sun and Microsoft Corporation (Microsoft) entered into several agreements including an agreement to settle all pending litigation between the two companies. Pursuant to the settlement agreement, Sun agreed to dismiss its litigation against Microsoft with prejudice and agreed to not initiate further steps to participate in the proceedings pending against Microsoft instituted by the Commission of the European Communities, and each party entered into a release of claims with respect to such matters. Microsoft agreed to pay to Sun the amount of $700 million under this settlement agreement.

Pursuant to a patent covenant and stand-still agreement, the parties agreed not to sue each other for past damages for patent infringement with respect to the other party’s products and technologies (the Covenant Not to Sue for Damages). Each year until 2014, Microsoft has the option of extending the Covenant Not to Sue for Damages to apply to the preceding year in exchange for an annual extension payment, so long as Microsoft has made all previous annual extension payments and so long as Microsoft has not sued Sun or authorized licensees of its commercial products for patent infringement prior to such time. At the end of the ten-year term, if Microsoft has made all such payments and not brought any such suits, then each party will automatically grant to the other party irrevocable, non-exclusive, perpetual licenses under all of its patents and patent applications existing at the end of such period in order to allow such other party to continue to commercialize its products shipping at the end of such period and any related successor products. In addition, the parties agreed, for a period of six months, not to bring any patent infringement suit (including a suit for injunctive relief) against the other party or authorized licensees of its commercial products relating to such other party’s products. Microsoft also agreed to pay to Sun the amount of $900 million under this patent covenant and standstill agreement.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders of Sun during the fourth quarter of fiscal 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding our Executive Officers as of September 7, 2004.

Name	Age	Position
Scott G. McNealy	49	Chairman of the Board of Directors and Chief Executive Officer
Jonathan I. Schwartz	38	President and Chief Operating Officer
Crawford W. Beveridge	58	Executive Vice President, People and Places, and Chief Human Resources Officer
Robyn M. Denholm	40	Vice President and Corporate Controller
Michael A. Dillon	45	Senior Vice President, General Counsel and Secretary
Stephen T. McGowan	56	Chief Financial Officer and Executive Vice President, Corporate Resources
Gregory M. Papadopoulos	46	Executive Vice President and Chief Technology Officer

Mr. McNealy is a Founder of Sun and has served as Chairman of the Board of Directors and Chief Executive Officer since April 2004, as Chairman of the Board of Directors, President and Chief Executive Officer from June 2002 to April 2004, as Chairman of the Board of Directors and Chief Executive Officer from April 1999 to June 2002, as Chairman of the Board of Directors, President and Chief Executive Officer from December 1984 to April 1999, as President and Chief Operating Officer from February 1984 to December 1984 and as Vice President of Operations

from February 1982 to February 1984. Mr. McNealy has served as a director of the Company since the incorporation of the Company in February 1982.

Mr. Schwartz has served as President and Chief Operating Officer of Sun since April 2004, as Executive Vice President, Software of Sun from July 2002 to April 2004, as Senior Vice President, Corporate Strategy and Planning from July 2000 to July 2002, as Vice President, Ventures Fund from October 1999 to July 2000, as Vice President, Internet and Application Products from May 1999 to October 1999, as Vice President, Enterprise Products Group from July 1998 to May 1999 and as Director, Product Marketing, Javasoft, from July 1997 to July 1998.

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

Mr. Dillon has served as Senior Vice President, General Counsel and Secretary of Sun since April 2004, and previously held the position of Vice President, Products Law Group, from July 2002 to March 2004. From October 1999 until June 2002, he served as Vice President, General Counsel and Corporate Secretary of ONI Systems Corp, an optical networking company. Mr. Dillon initially joined Sun in 1993 and thereafter held successive management positions in several legal support groups until October 1999.

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

Mr. Papadopoulos has served as Executive Vice President and Chief Technology Officer of Sun since December 2002, as Senior Vice President and Chief Technology Officer from July 2000 to December 2002 and as Vice President and Chief Technology Officer from April 1998 to July 2000. He served as Vice President and Chief Technology Officer of Sun Microsystems Computer Corporation (SMCC), a wholly-owned subsidiary of Sun from March 1996 to April 1998, as Chief Technology Officer of SMCC from December 1995 to March 1996 and as Chief Scientist, Server Systems Engineering from September 1994 to December 1995. Mr. Papadopoulos had a part-time, non-compensated appointment as a Visiting Professor of Electrical Engineering and Computer Science at the Massachusetts Institute of Technology from September 2002 to August 2003.

PART II

ITEM 5. MARKET	FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on The Nasdaq National Market under the symbol “SUNW”. As of September 2, 2004, there were approximately 23,400 stockholders of record and the closing price of Sun’s common stock was $3.97 per share as reported by The Nasdaq National Market.

The following table sets forth for the fiscal periods indicated the high and low sale prices for our common stock as reported by The Nasdaq National Market:

	Fiscal 2004		Fiscal 2003
	High	Low	High	Low
First Quarter	$5.18	$3.39	$6.13	$2.55
Second Quarter	4.59	3.14	4.58	2.34
Third Quarter	5.93	3.87	3.95	3.02
Fourth Quarter	5.12	3.64	5.64	3.13

No cash dividends were declared or paid in fiscal 2004 or fiscal 2003. We anticipate retaining available funds to finance future growth.

We issued unregistered shares of our common stock in connection with our acquisition of Kealia, Inc. (Kealia), which was completed on April 12, 2004. We issued an aggregate of approximately 20,000,000 shares of our common stock (including assumed options) in exchange for all of the outstanding stock and options of Kealia. The issuance of 15,032,475 of these shares was exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 506 of Regulation D under Section 4(2) of the Securities Act. Based upon the small number of Kealia stockholders receiving shares of our common stock in the merger, their financial position and sophistication, the information provided to these persons, the receipt of investment representations from these persons and the absence of any general solicitation, we determined that this exemption was available. The remainder of the shares, which were issued for the assumption of Kealia options, were registered pursuant to a registration statement on Form S-8 filed on April 16, 2004. No underwriters were used in connection with any of the transactions described above.

ITEM 6.    SELECTED FINANCIAL DATA(1)

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Fiscal Years Ended June 30,
	2004		2003		2002		2001		2000
	Dollars	%	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(In millions, except per share amounts)
Net revenues	$11,185	100.0	$11,434	100.0	$12,496	100.0	$18,250	100.0	$15,721	100.0
Cost of sales	6,669	59.6	6,492	56.8	7,580	60.7	10,040	55.0	7,540	48.0

Gross margin	4,516	40.4	4,942	43.2	4,916	39.3	8,210	45.0	8,181	52.0
Operating expenses:
Research and development	1,926	17.2	1,837	16.1	1,832	14.7	2,016	11.0	1,630	10.4
Selling, general and administrative	3,317	29.7	3,329	29.1	3,806	30.5	4,445	24.4	4,053	25.8
Restructuring charges	344	3.1	371	3.2	517	4.1	75	0.4	—	—
Impairment of goodwill and other intangible assets	49	0.4	2,125	18.6	6	—	1	—	21	0.1
Goodwill amortization	—	—	—	—	—	—	285	1.6	72	0.4
Purchased in-process research and development	70	0.6	4	—	3	—	77	0.4	12	0.1

Total operating expenses	5,706	51.0	7,666	67.0	6,164	49.3	6,899	37.8	5,778	36.8

Operating income (loss)	(1,190)	(10.6)	(2,724)	(23.8)	(1,248)	(10.0)	1,311	7.2	2,393	15.2
Gain (loss) on equity investments, net	(64)	(0.6)	(84)	(0.7)	(99)	(0.8)	(90)	(0.5)	208	1.3
Other income, net	94	0.8	155	1.3	299	2.4	363	2.0	170	1.1
Settlement income	1,597	14.3	—	—	—	—	—	—	—	—

Income (loss) before taxes	437	3.9	(2,653)	(23.2)	(1,048)	(8.4)	1,584	8.7	2,771	17.6
Provision (benefit) for income taxes	825	7.4	776	6.8	(461)	(3.7)	603	3.3	917	5.8
Cumulative effect of change in accounting principle, net	—	—	—	—	—	—	(54)	(0.3)	—	—

Net income (loss)	$(388)	(3.5)	$(3,429)	(30.0)	$(587)	(4.7)	$927	5.1	$1,854	11.8

Net income (loss) per common share-diluted(1)	$(0.12)		$(1.07)		$(0.18)		$0.27		$0.55
Shares used in the calculation of net income (loss) per common share-diluted(1)	3,277		3,190		3,242		3,417		3,379

	As of June 30,
	2004		2003		2002		2001		2000
Cash, cash equivalents and marketable debt securities	$7,608		$5,741		$5,864		$6,171		$6,436
Total assets	$14,503		$12,985		$16,522		$18,181		$14,152
Long-term debt	$1,425	(2)	$1,531		$1,653	(2)	$1,565		$1,523
Other non-current obligations	$1,220	(3)	$384	(3)	$202	(3)	$884	(3)	$774	(3)

(1)	Share and per share amounts for all periods presented have been adjusted to reflect stock splits through June 30, 2004.
(2)	Includes approximately $250 million and $204 million classified as current portion of long-term debt as of June 30, 2004 and 2002, respectively.
(3)	Includes long-term tax liabilities as of June 30, 2004, 2001 and 2000 and long-term restructuring liabilities as of June 30, 2004, 2003, 2002 and 2001.

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Sun provides network computing infrastructure solutions that include Computer Systems (hardware and software), Network Storage systems (hardware and software), Support services and Professional and Knowledge services. Sun’s solutions are based on major Sun technology innovations such as the Java platform, the Solaris operating system, Sun Java products and N1 Grid architecture and the SPARC microprocessor technology, as well as other widely deployed technologies such as the Linux operating system and x86 microprocessor-based systems. Our network computing infrastructure solutions are used in a wide range of technical/scientific, business and engineering applications in industries such as telecommunications, government, financial services, manufacturing, education, retail, life sciences, media and entertainment transportation, energy/utilities and healthcare. We sell end-to-end networking architecture platform solutions, including products and services, in most major markets worldwide through a combination of direct and indirect channels.

While we continued to face business challenges throughout the year, we saw improvement in fourth quarter total net revenues both sequentially and on a year over year basis. We saw improvement in fourth quarter revenues across most of our geographies, product lines and our larger vertical markets, including communications, financial services and government. In the fourth quarter, we saw server system unit shipment growth both sequentially and on a year over year basis. Fourth quarter revenue in the U.S. grew on a sequential basis almost 31%. We believe part of the increase is the result of our improved demand related to UltraSPARC IV-based systems, which were available across our enterprise and data center product lines. The entry level of our product line was rounded out by the successful launch of the Opteron processor based servers. In addition, an increase in our services contract penetration rate assisted our services organization in reporting its highest revenue quarter ever, exceeding $1 billion.

In fiscal 2004 total net revenues declined $249 million or 2.2% as compared to fiscal 2003 primarily due to a decrease in products net revenues. While our unit sales of Computer Systems and Network Storage systems increased as compared with fiscal 2003, we responded to competitive pressures with price reductions and sales discounting actions resulting in a decrease in fiscal 2004 products net revenue. An increase in fiscal 2004 services net revenues, as compared with fiscal 2003, partially offset the decline in products net revenues. Although services revenues were also affected by competitive pricing pressures, services revenues grew primarily due to an increase in the support services contract penetration rate, as we increased contract renewals with existing customers and entered into a higher percentage of support services contracts with new products sales.

Our overall gross margin percentage in fiscal 2004, declined $426 million or 2.8 percentage points as compared to fiscal 2003. Our products gross margin declined as compared to fiscal 2003, due to the unfavorable impact of planned list price reductions and additional discounts and product mix which were partially offset by manufacturing and component costs savings. The decline in our services gross margin as compared to fiscal 2003 was also a result of competitive pressures which increased discounting, as well as increased costs associated with specific solution-based sales.

On April 1, 2004, we entered into several agreements with Microsoft, including an agreement to settle all pending litigation between the two companies, a patent covenant and stand-still agreement, and a technical collaboration agreement. As further described in Note 13 to the Consolidated Financial Statements, we received $1,950 million in cash and recognized approximately $1.6 billion in settlement income during the fourth quarter of fiscal 2004.

In fiscal 2004, we continued to reduce our on-going cost structure by reducing our global workforce, consolidating our global property portfolio and taking other expense reduction measures. Our fiscal 2004 results included $344 million of restructuring charges related to this and other activities and we expect to record additional charges of approximately $130 million over the next several quarters.

Additionally, during fiscal 2004 we recorded a non-cash charge of approximately $300 million related to an increase to the valuation allowance of our net deferred tax assets. This increase is the result of the updating of our assumptions underlying the realization of the net deferred tax assets.

During fiscal 2004, our operating activities generated cash flows of $2,226 million, which includes the cash received in connection with the settlement with Microsoft of $1,950 million. Our focus on cash management remains a top priority and we plan to continue to focus on driving improvement in our cash conversion cycle. We ended the fourth quarter of fiscal 2004 with a cash conversion cycle of 40 days, an improvement of 6 days from June 30, 2003. At June 20, 2004, we had a total cash, cash equivalents and marketable debt securities position of approximately $7.6 billion.

Changes to Previously Announced Fiscal 2004 Fourth Quarter and Annual Results

On July 20, 2004, we announced our fiscal 2004 fourth quarter and annual results. Subsequent to that date, we obtained additional information related to certain estimates primarily related to our asset retirement obligations from leased facilities. We also finalized our accounting for the settlement with Microsoft. As a result, we adjusted our previously announced fiscal 2004 results by decreasing our fourth quarter net income by $12 million and diluted net income per common share by $0.01 and by increasing our annual net loss by $12 million and basic and diluted net loss per common share by $0.01.

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. We are required to make estimates and judgments in many areas, including those related to fair value of derivative financial instruments, recording of various accruals, bad debt and inventory reserves, the useful lives of long-lived assets such as property and equipment, warranty obligations and potential losses from contingencies and litigation. We believe the policies discussed below are the most critical to our financial statements because their application places the most significant demands on management’s judgment. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Our critical accounting policies are described in the following paragraphs.

Revenue Recognition

As discussed in Note 2 to our Consolidated Financial Statements, we enter into agreements to sell hardware, software, services and multiple deliverable arrangements that include combinations of products and/or services. Additionally, while the majority of our sales transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting including: (1) whether an arrangement exists; (2) how the arrangement consideration should be allocated among the deliverables if there are multiple deliverables; (3) when to recognize revenue on the deliverables; and (4) whether undelivered elements are essential to the functionality of delivered elements. In addition, our revenue recognition policy requires an assessment as to whether collectibility is probable, which inherently requires us to evaluate the creditworthiness of our customers. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition.

We recognize revenue as work progresses on fixed price professional services contracts when we can reliably evaluate progress to completion. We perform periodic analyses of these contracts in order to determine if the applicable estimates regarding total revenue, total cost and the extent of progress toward completion require revision. For fixed price professional services contracts, when the current estimates of total contract revenue and contract cost indicate a loss, the estimated loss is recognized in the period the loss becomes evident. Changes in assumptions underlying these estimates and cost could materially impact the timing of revenue recognition and loss recognition.

Channel Partners selling our high volume products generally carry Sun products as inventory and we recognize revenue when we sell to the Channel Partners, if our revenue recognition criteria are met. Channel Partners selling our high-end products generally purchase our products at the time an end-user is identified. The revenue we recognize associated with channel sales transactions requires us to make estimates in several areas including: (1) creditworthiness of the Channel Partner; (2) the amount of credits we will give for subsequent changes in our price list (i.e., price protection); (3) the amount of credits we will give for additional discounts in certain competitive transactions

(i.e., margin protection); (4) the amount of stock rotation; and (5) the likelihood of returns. Changes in assumptions could require us to make significant revisions to our estimates that could materially impact the amount of net revenue recognized.

Goodwill

We review goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In testing for a potential impairment of goodwill, we: (1) allocate goodwill to the various Sun businesses to which the acquired goodwill relates; (2) estimate the fair value of those Sun businesses to which goodwill relates; and (3) determine the carrying value (book value) of those businesses, as some of the assets and liabilities related to those businesses, such as property and equipment and accounts receivable, are not held by those businesses but by functional departments (for example, our Global Sales Organization and Worldwide Operations organization). Prior to this allocation of the assets to the reporting units, we are required to assess long-lived assets for impairment in accordance with Statement of Financial Accounting Standard No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Furthermore, if the estimated fair value is less than the carrying value for a particular business, then we are required to estimate the fair value of all identifiable assets and liabilities of the business, in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Only after this process is completed is the amount of any goodwill impairment determined.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the businesses with recognized goodwill for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these businesses. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to these businesses over their estimated remaining useful lives. In addition, we make certain judgments about allocating shared assets such as accounts receivable and property and equipment to the estimated balance sheet for those businesses. We also consider our market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date we perform the analysis.

We performed our fiscal 2004 annual goodwill impairment analysis in the fourth quarter of fiscal 2004. Based on our estimates of forecasted discounted cash flows as well as our market capitalization, at that time, we concluded that all of the recorded goodwill of $49 million in our Knowledge services reporting unit was impaired and needed to be expensed as a non-cash charge to continuing operations during the fourth quarter of 2004. The impairment primarily related to goodwill acquired from our acquisitions of ISOPIA, Inc. of $39 million and Ed Learning Systems, Inc. of $7 million. At June 30, 2004, our remaining goodwill had a net book value of $406 million.

We may incur charges for impairment of goodwill in the future if the net book value of our operating reporting units exceeds the estimated fair value. If we incur additional impairments to our goodwill, it could have an adverse impact on our future earnings.

Other Intangible Assets

SFAS 144 is the authoritative standard on the accounting for the impairment of other intangible assets. As required, we perform tests for impairment of intangible assets other than goodwill (Other Intangible Assets) whenever events or circumstances suggest that Other Intangible Assets may be impaired. In April 2004, due to (1) our reorganization plans; (2) certain decisions made regarding the utilization of acquired technologies and other intangible assets; and (3) decreases in cash flow projections related to certain acquired technologies and other intangible assets; we concluded there were sufficient indicators to require us to perform an analysis to assess whether any portion of our Other Intangible Assets balance was impaired. As a result of this analysis, we determined that no impairment charges were necessary at that time. We recognized $98 million and $6 million in fiscal 2003 and 2002, respectively, as impairment charges against the carrying value of Other Intangible Assets. At June 30, 2004, we had Other Intangible Assets with a carrying value of approximately $141 million. These Other Intangible Assets consist of $127 million in intangible assets associated with business combinations and a $14 million intangible asset associated with a revenue generating technology license, which was acquired as part of the Strategic Alliance with Time Warner (see Notes 4 and 5 to the Consolidated Financial Statements for further discussion). To evaluate potential impairment, SFAS 144 requires us to assess whether the future cash flows related to these assets will be greater than their carrying value at the time of the test. Accordingly, while our cash flow assumptions are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to our Other Intangible Assets over their respective estimated useful lives. For example, if we reduced the estimated useful life of all intangible assets as of June 30, 2004, by one year or reduced the projected cash flows by 20%, up to $27 million of our Other Intangible Assets would be considered to be impaired and we would be required to recognize an impairment based on the difference between the fair value of these Other Intangible Assets and their carrying value.

We are required to periodically evaluate our Other Intangible Assets balances for impairments. If we incur additional impairments to our Other Intangible Assets, it could have an adverse impact on our future earnings.

Restructuring

We have engaged and may continue to engage in restructuring actions and activities associated with productivity improvement initiatives and expense reduction measures, which require us to make significant estimates in several areas including: 1) realizable values of assets made redundant, obsolete or excess; 2) expenses for severance and other employee separation costs; 3) the ability to generate sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated; and 4) other costs. The amounts we have accrued represents our best estimate of the obligations we expect to incur in connection with these actions, but could be subject to change due to various factors including market conditions and the outcome of negotiations with third parties. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted. For a full description of our restructuring actions, refer to our discussion of restructuring charges and workforce rebalancing efforts in the Results of Operations section. Any additional restructuring actions could have an adverse impact on our operating results in the period in which any such action is made.

Equity Investments in Privately-Held Companies

Our investments in privately-held companies are made as part of Sun’s strategic equity investment strategy. Our strategy is to invest up to certain authorized amounts in companies developing products, markets and services that are strategic to Sun’s business and technology. These equity investments are generally made in connection with a round of financing with other third-party investors. At June 30, 2004, we had approximately $59 million of equity investments in privately-held companies. As our equity investments generally do not permit us to exert significant influence or control over the entity in which we are investing, these amounts generally represent our cost of the investment, less any adjustments we make when we determine that an investment’s net realizable value is less than its carrying cost.

The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes, and competition. This valuation process is based primarily on information that we request from these privately-held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on our evaluation, we recorded net impairment charges, which are reflected in loss on equity investments, net in the accompanying Consolidated Statements of Operations, related to our investments in privately-held companies of $67 million, $72 million and $64 million in fiscal years 2004, 2003 and 2002, respectively.

Estimating the net realizable value of investments in privately-held early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations. If we incur additional impairments to our equity investments in privately-held companies, it could have an adverse impact on our future earnings.

Income Taxes

Estimates and judgments are required in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from net operating losses, tax carryforwards and temporary differences between the tax and financial statement recognition of revenue and expense. SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction by jurisdiction basis. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. Cumulative losses incurred in the U.S. and Japan in recent years represented sufficient negative evidence to require a full and partial valuation allowances in these jurisdictions, respectively. At June 30, 2004 we established a valuation allowance against the deferred tax assets in these jurisdictions, which we intend to maintain until sufficient positive evidence exists to support reversal of the valuation allowance. Future reversals or increases to our valuation allowance could have a significant impact on our future earnings.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest will be due. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

RESULTS OF OPERATIONS

Net Revenues

For the fiscal year ended June 30,

(dollars in millions, except revenue per employee dollars in thousands)

	2004	Change	2003	Change	2002
Computer Systems products	$5,854	(6.2)%	$6,243	(15.6)%	$7,396
Network Storage products	1,501	(3.2)%	1,550	(8.7)%	1,697

Products net revenue	$7,355	(5.6)%	$7,793	(14.3)%	$9,093
Percentage of total net revenues	65.8%	(2.4) pts	68.2%	(4.6) pts	72.8%
Support services	$2,999	5.5%	$2,844	12.1%	$2,538
Professional and Knowledge services	831	4.3%	797	(7.9)%	865

Services net revenue	$3,830	5.2%	$3,641	7.0%	$3,403
Percentage of total net revenues	34.2%	2.4 pts	31.8%	4.6 pts	27.2%
Total net revenues	$11,185	(2.2)%	$11,434	(8.5)%	$12,496

Services contract penetration rate(1)	44.3%	8.2 pts	36.1%	5.8 pts	30.3%

Revenue per employee(2)	$313	2.0%	$307	1.0%	$304
(1)

The services contract penetration rate is calculated by dividing the number of systems under a Support service contract, by the installed base. Systems under a Support service contract represent the total number of systems under an active Support service contract as of the last day of a fiscal quarter. Installed base is defined as the total number of units in active use which is calculated by dividing the number of units shipped, by our estimate of the product’s useful life. These estimates range between three and five years, varying by product, and are a function of system type, product complexity, degree of self-support attributes, the level of criticality to a customer and the average selling price. The services contract penetration rate is a key measure we use to assess the performance of the Support services business as it measures our ability to capture an ongoing revenue stream from the Computer Systems and Network Storage products we sell.

(2)	Revenue per employee is calculated by dividing the revenue during the period, by the average number of employees during the period, including contractors. We use this as a measure of our productivity.

Due to the general weakening of the U.S. dollar during fiscal 2004 and fiscal 2003, our total net revenues were favorably impacted by foreign exchange as compared with fiscal 2003 and fiscal 2002, respectively. The net foreign currency impact to our total net revenues is difficult to precisely measure because of the various hedging strategies we employ. However, our best estimate of the foreign exchange benefit in fiscal 2004 as compared with fiscal 2003, approximated 4% of total net revenue and in fiscal 2003 as compared with fiscal 2002, approximated 4% of total net revenue.

Products Net Revenue

Products net revenue consists of revenue generated from the sale of Computer Systems and Network Storage products.

During fiscal 2004 our Computer Systems and Network Storage products net revenue decreased, compared with fiscal 2003, primarily as a result of an intensely competitive environment. During fiscal 2004, while our shipments of units for both Computer Systems and Network Storage systems increased as compared with fiscal 2003, we responded to competitive pressures for both product groups with price reductions, which negatively impacted our revenue. Network Storage products revenue was impacted to a lesser degree than Computer Systems products revenue during fiscal 2004, as Network Storage products revenue benefited from our continued focus on including storage products as an element of our solution-based selling strategy.

During fiscal 2003, our Computer Systems and Network Storage products net revenue decreased, as compared with fiscal 2002, primarily as a result of an intensely competitive environment as well as the adverse macroeconomic conditions that began at the end of the second quarter of fiscal 2001. By “adverse macroeconomic conditions” we mean specifically the adverse financial conditions brought on by the general recessionary downturns in the U.S. and other global economies during this time period. This economic recession affected most of our customers and caused reductions in technology capital spending by our customers, particularly those in the telecommunications, financial services and manufacturing industries. In addition, the recession in some cases resulted in the loss of customers due to bankruptcies or the winding down of these companies, most notably in the so-called “dot-com” and telecommunications industries, which effects were most prevalent in the U.S. During fiscal 2003, we experienced continued lower sales volumes and competitive pricing pressure for both Computer Systems and Network Storage products. In addition to the factors noted above, we also experienced particularly intense competitive pressure at the lower end of our Computer Systems product line. Network Storage products revenue was impacted to a lesser degree than Computer Systems products revenue during fiscal 2003, as Network Storage products revenue benefited during fiscal 2003 from our introduction of new storage products, which expanded our total network storage offering.

Services Net Revenue

Services net revenue consists of revenue generated from Support services and Professional and Knowledge services.

Support services revenue consists primarily of maintenance contract revenue, which is recognized ratably over the contractual period and represents approximately 78% in fiscal 2004 and 2003 and approximately 75% in fiscal 2002 of services net revenue. During fiscal 2004, excluding the favorable foreign currency impact, the increase in Support Services net revenue as compared with fiscal 2003, was primarily due to a 8.2 percentage point increase in the services contract penetration rate as we renewed contracts with existing customers and entered into a higher percentage of Support services contracts with new products sales. This impact of the increase in the number of systems under an active Support service contract was substantially offset by competitive pricing pressures, a change in the mix towards maintenance contracts sold or renewed with reduced service levels and a shift in product sales mix to a greater proportion of low-end products, which are typically sold with reduced levels of services.

Professional and Knowledge services revenue consists primarily of professional services such as technical consulting to help customers plan, implement, and manage distributed network computing environments and, to a lesser extent, knowledge services such as development and delivery of integrated learning solutions for enterprises, IT organizations, and individual IT professionals. Excluding the favorable foreign currency impact, during fiscal 2004, the factors contributing to the overall increase in Professional and Knowledge services revenue as compared with fiscal 2003 included a combination of higher Professional services revenues resulting primarily from the success of our solution-

based selling strategy in certain countries within EMEA in the fiscal year partially offset by (1) a reduction in customers’ discretionary spending related to Knowledge services, and, to a lesser extent, (2) the decline in new product revenues.

During fiscal 2003, the growth in Support services as compared to fiscal 2002 was primarily a result of an increase in the number of systems under contract from both the sale of new systems and contract renewals with existing customers. The decrease in Professional and Knowledge services revenue during fiscal 2003 as compared with fiscal 2002 was due primarily to reductions in customer IT spending, an intensely competitive environment and, to a lesser extent, the reduction in new product sales.

Net Revenues by Geographic Area

For the fiscal year ended June 30,

(dollars in millions)

	2004	Change	2003	Change	2002
U.S.	$4,768	(5.5)%	$5,048	(14.9)%	$5,935
Percentage of net revenues	42.6%	(1.5) pts	44.1%	(3.4) pts	47.5%
Americas — Other (Canada and Latin America)	$562	3.5%	$543	(5.2)%	$573
Percentage of net revenues	5.0%	0.2 pts	4.8%	(0.2) pts	4.6%
EMEA (Europe, Middle East and Africa)	$3,942	4.2%	$3,783	(1.2)%	$3,830
Percentage of net revenues	35.3%	2.2 pts	33.1%	2.5 pts	30.6%
APAC (Asia, Australia and New Zealand)	$1,913	(7.1)%	$2,060	(4.5)%	$2,158
Percentage of net revenues	17.1%	(0.9) pts	18.0%	0.7 pts	17.3%
International revenues	$6,417	0.5%	$6,386	(2.6)%	$6,561
Percentage of net revenues	57.4%	1.5 pts	55.9%	3.4 pts	52.5%
Total net revenues	$11,185	(2.2)%	$11,434	(8.5)%	$12,496

In fiscal 2004, our total net revenues decreased by 2.2% as compared with fiscal 2003 primarily due to a decrease in total net revenues in the U.S. as the result of an intensely competitive environment. Although difficult to accurately quantify, our fiscal 2004 product transition from UltraSPARC III to UltraSPARC IV may have impacted revenue in the U.S. to a greater extent than other regions as the mix of products sold in the U.S. product market included a higher proportion of products undergoing the transition to UltraSPARC IV. In fiscal 2003, our total net revenues decreased 8.5% as compared with fiscal 2002 primarily due to the adverse macroeconomic conditions discussed above in “Products Net Revenue.”

The following table sets forth net revenues in countries or regions contributing significantly to changes in international net revenues during the last three fiscal years ended June 30:

(dollars in millions)

	2004	Change	2003	Change	2002
United Kingdom (UK)	$945	11.3%	$849	(9.0)%	$933
Germany	$865	(7.1)%	$931	13.5%	$820
Japan	$762	(18.6)%	$936	(11.7)%	$1,060
Central and North EMEA (CNE)(1)	$675	2.3%	$660	(9.2)%	$727

(1)	CNE consists primarily of Finland, Norway, Sweden, the Netherlands, Belgium, Luxembourg and Switzerland. In prior quarterly and annual reports we included an international area called “Northern Europe” that consisted of Finland, Norway, Sweden, the Netherlands, Belgium, Luxembourg, Eastern European countries and Russia. The Eastern European countries and Russia have moved to another region. This change to CNE reflects the manner in which we manage our international operations.

During fiscal 2004 total net revenues in the majority our of products and service categories continued to grow in the UK primarily due to favorable foreign currency impact and overall growth in the UK economy, which resulted in increased sales activity in key vertical markets such as financial services. During fiscal 2003, we experienced lower sales in the UK, as compared with fiscal 2002, primarily due to adverse macroeconomic conditions similar to those experienced in the U.S.

During fiscal 2004, we experienced lower revenues in Germany, as compared with fiscal 2003, primarily due to a decreased number of major infrastructure solution deals during fiscal 2004, an increase in the length of sales cycles, and intense product competition in a challenging economic environment. The increase in fiscal 2003 revenue, as compared with fiscal 2002, was primarily due to our success in selling our end-to-end networking architecture platform to certain major customers in that region, despite adverse economic conditions.

During fiscal 2004, we continued to experience a decline in revenue in Japan due to intense competitive pressures in a challenging Japanese economic environment. This has negatively impacted our overall share of the server market and in particular sales of our high-end server products. In Japan we have recently taken actions, which include a change in management and implementation of a plan to reduce our future costs, to adjust to the current intensely competitive business environment. If we are unable to compete effectively in this region, our results of operations and cash flows could be further adversely affected.

In CNE, the increase in our total net revenues in fiscal 2004, as compared to fiscal 2003, was primarily a result of the favorable foreign currency impact and an improving CNE telecommunications industry.

The decrease in our total net revenues in Japan and CNE in fiscal 2003, as compared to fiscal 2002, was primarily due to adverse macroeconomic conditions similar to those experienced in the U.S.

Gross Margin

For the fiscal year ended June 30,

(dollars in millions)

	2004	Change	2003	Change	2002
Products gross margin	$3,065	(11.2)%	$3,451	(3.8)%	$3,587
Percentage of products net revenue	41.7%	(2.6) pts	44.3%	4.9 pts	39.4%
Services gross margin	$1,451	(2.7)%	$1,491	12.2%	$1,329
Percentage of services net revenue	37.9%	(3.1) pts	41.0%	1.9 pts	39.1%
Total gross margin	$4,516	(8.6)%	$4,942	(8.6)%	$4,916
Percentage of net revenues	40.4%	(2.8) pts	43.2%	3.9 pts	39.3%

Products Gross Margin

Products gross margin percentage is influenced by numerous factors including product mix, pricing, geographic mix, currency exchange rates and the mix between sales to resellers and end-users, third-party costs (including both raw material and manufacturing costs), volume, warranty costs and charges related to excess and obsolete inventory. Many of these factors influence, or are interrelated with, other factors. As a result, it is difficult to precisely quantify the impact of each item individually. Accordingly, the following quantification of the reasons for the change in the products gross margin percentage is an estimate only.

During fiscal 2004, as compared with fiscal 2003, the 2.6 percentage point decrease in our products gross margin percentage was primarily the result of the negative impact of reductions in product pricing (planned list price reductions and sales discounting actions) of approximately 7 percentage points and changes in product mix (greater proportion of lower margin products) of approximately 1 percentage point. These decreases were partially offset by manufacturing and component cost reductions benefiting products gross margin of approximately 6 percentage points, which primarily consisted of reductions in platform specific costs and lower costs of certain commodities including CPU boards, drives and removables.

During fiscal 2003, as compared with fiscal 2002, the 4.9 percentage point increase in our products gross margin percentage was primarily the result of: (1) lower purchased component costs, benefiting products gross margin by approximately 6 percentage points; (2) lower platform transition costs associated with the conversion of a majority of our product lines to the UltraSPARC III microprocessor that were incurred in the first half of fiscal 2002, and lower fixed manufacturing costs benefiting products gross margin by approximately 3 percentage points; and (3) lower amortization costs of certain of our intangible assets that were partially written-down during the second quarter of fiscal 2003, benefiting products gross margin by approximately 1 percentage point. These favorable factors were partially offset by: (1) reductions in product pricing (normal price list reductions and competitive transaction pricing), negatively impacting products gross margin by approximately 5 percentage points; and (2) changes in the sales products mix, negatively impacting products gross margin by approximately 1 percentage point.

We experienced significant component cost reductions over the last several years that benefited our products gross margin. These cost reductions generally offset or were slightly less than the pricing actions we took in those prior periods to respond to competitive pressure and the shift in our product mix towards sales of lower margin products. We expect pricing pressures associated with competition to continue to impact our products gross margin and we may not be able to achieve the same level of component cost reductions, which could adversely impact our operating results.

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

During fiscal 2004, as compared with fiscal 2003, the 3.1 percentage point decrease in our services gross margin reflected the negative impact of competitive pricing pressures of approximately 3 percentage points and increased costs associated with specific solution-based sales of approximately 1 percentage point. These decreases were partially offset by efficiencies realized from increased sales volume over a fixed cost base of approximately 1 percentage point.

During fiscal 2003, as compared with fiscal 2002, the 1.9 percentage points increase in our services gross margin percentage reflected the impact of: (1) overall cost reductions, primarily from decreases in discretionary spending, and improved operating efficiencies across all lines of our services business, helped, in part, by lower overall headcount, benefiting services gross margin by approximately 3 percentage points; and (2) Support services revenue increasing as a percentage of total services net revenue (Support services generates a higher gross margin than Professional and Knowledge services), benefiting services gross margin by approximately 1 percentage point. The impact of these favorable items on services gross margin in fiscal 2003, as compared with fiscal 2002, was partially offset by competitive pricing pressures, which negatively impacted services gross margin by approximately 2 percentage points.

We expect pricing pressures associated with competition and the shift in product mix to solution-based sales, which have a greater proportion of professional services, to continue to impact our services gross margin and may not be able to achieve our targeted levels of cost reductions and operational efficiencies, either of which could adversely impact our operating results.

Operating Expenses

For the fiscal year ended June 30,

(dollars in millions)

	2004	Change	2003	Change	2002
Research and development	$1,926	4.8%	$1,837	—%	$1,832
Percentage of net revenues	17.2%	1.1 pts	16.1%	1.4 pts	14.7%
Selling, general and administrative	$3,317	(0.4)%	$3,329	(12.5)%	$3,806
Percentage of net revenues	29.7%	0.6 pts	29.1%	(1.4) pts	30.5%
Restructuring charges	$344	(7.3)%	$371	(28.2)%	$517
Percentage of net revenues	3.1%	(0.1) pts	3.2%	(0.9) pts	4.1%
Impairment of goodwill and other intangible assets	$49	(97.7)%	$2,125	N/M	$6
Percentage of net revenues	0.4%	(18.2) pts	18.6%	18.6 pts	—%
Purchased in-process research and development	$70	N/M	$4	33.3%	$3
Percentage of net revenues	0.6%	0.6 pts	—%	— pts	—%
Total operating expenses	$5,706	(25.6)%	$7,666	24.4%	$6,164
N/M — Not meaningful

Research and Development (R&D) Expenses

During fiscal 2004, R&D expenses increased $89 million, as compared with fiscal 2003, primarily as a result of: (1) $77 million increase in compensation costs associated with acquisitions and annual salary adjustments in effect since the third quarter of fiscal 2003 and (2) $29 million in variable compensation costs. These increases were partially offset by a decrease of $15 million in depreciation and amortization.

During fiscal 2003, R&D expenses in dollars remained relatively flat as compared to fiscal 2002; however, the components of R&D expenses in fiscal 2003, differed from those in fiscal 2002. During fiscal 2003 as compared with fiscal 2002, an $81 million net increase in compensation costs was substantially offset by a $76 million decrease in: (1) costs incurred for prototype development of $27 million; (2) depreciation costs of $22 million; (3) infrastructure costs of $21 million due to our restructuring plans; and (4) discretionary spending of $6 million.

We believe that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems, software, and microprocessor development, as well as continue to enhance existing products.

Selling, General and Administrative (SG&A) Expenses

During fiscal 2004, SG&A expenses decreased $12 million, as compared with fiscal 2003, primarily as a result of: (1) $82 million decrease in depreciation and capital related costs; (2) $79 million reduction in discretionary spending in areas such as information technology and marketing; and (3) $32 million in savings associated with facilities restructuring efforts. These decreases were partially offset by: (1) $61 million increase in legal costs associated with settlements as well as various on-going proceedings; (2) $52 million increase in variable compensation, including commissions and bonuses; (3) $38 million in fiscal 2004 workforce rebalancing efforts; and (4) $24 million in compensation costs, which includes the impact of exchange rates and annual salary adjustments in effect since the third quarter of fiscal 2003, offset by workforce reduction actions.

During fiscal 2003, SG&A expenses decreased $477 million, as compared with fiscal 2002, primarily as a result of: (1) a $196 million decrease in discretionary spending in areas such as advertising and consulting; (2) a $179 million decrease in compensation costs (which is net of a $33 million decreased benefit from our annual mandatory shutdown in July 2002, as compared with our mandatory July 2001 shutdown, resulting from fewer required vacation days in July 2002 as compared with July 2001, a $20 million increase in benefits costs and a $31 million increase due to annual salary adjustments during the third quarter of fiscal 2003) primarily as a result of headcount reductions; and (3) a $102 million decrease in depreciation and occupancy costs as a result of reductions in capital expenditures and reductions from our facility exit plans.

We are continuing to focus our efforts on achieving additional operating efficiencies by reviewing and improving upon our existing business processes and cost structure. In the short-term, on a dollar basis, we expect to decrease our SG&A expenditures.

Restructuring Charges and Workforce Rebalancing Efforts

Fiscal 2004 Restructuring Plan

In March 2004, our Board of Directors and management approved a plan to reduce our cost structure and improve operating efficiencies by reducing our workforce, exiting facilities, and implementing productivity improvement initiatives and expense reduction measures (Fiscal 2004 Restructuring Plan). This plan includes reducing our workforce by at least 3,300 employees across all levels, business functions, operating units, and geographic regions, eliminating excess facility capacity in light of revised facility requirements, and other actions. In accordance with SFAS No. 112 “Employers’ Accounting for Post Employment Benefits” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), in fiscal 2004 we recognized a total of $343 million in charges associated with the Fiscal 2004 Restructuring Plan (consisting of a $215 million workforce reduction charge and a $128 million excess facility charge). Of the estimated 3,300 employees, approximately 250 employees were terminated as of June 30, 2004. As a result, the cost benefits associated with our workforce reduction activities will not be completely realized until fiscal 2005.

During the second half of fiscal 2004, the charge relating to the consolidation of excess facilities included:

•	$95 million of estimated future obligations for non-cancelable lease payments (net of estimated sublease income of $35 million) or termination fees resulting from exiting excess rental facilities. We estimated the cost of exiting and terminating the facility leases by referring to the contractual terms of the agreements and by evaluating the current real estate market conditions. In addition, we intend to sublease certain leased facilities and have estimated the sublease income by evaluating the current real estate market conditions or, where applicable, by referring to amounts being negotiated; and

•	$33 million for the impairment of property and equipment (primarily leasehold improvements) for which there are insufficient cash flows to support the carrying cost. The property and equipment impairment was determined based on the difference between the assets’ estimated fair value and their carrying value.

We expect to record additional charges totaling approximately $130 million related to our workforce and facilities reductions primarily over the next several quarters, the timing of which will depend upon the timing of notification of the remaining employees leaving the company as determined by local employment laws and as we exit facilities. Certain costs related to the facilities reductions that do not meet the initial recognition criteria of SFAS 146 will be expensed as they are incurred and will be reflected as restructuring charges in our consolidated statement of operations.

In addition, as part of the Fiscal 2004 Restructuring Plan, we anticipate incurring additional charges associated with productivity improvement initiatives and expense reduction measures. The total amount and timing of these charges will depend upon the nature, timing, and extent of these future actions.

Fiscal 2003 Restructuring Plan

In October 2002, we committed to and began implementing a workforce reduction and facility exit plan (Fiscal 2003 Restructuring Plan). The goal of this plan was to reduce costs and improve operating efficiencies in order to adjust to the current business environment. We implemented the plan by reducing our workforce by approximately 3,200 employees across all employee levels, business functions, operating units, and geographic regions and eliminating excess facility capacity in light of revised facility requirements. In accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” we recognized $308 million in restructuring charges associated with the Fiscal 2003 Restructuring Plan (consisting of a $176 million workforce reduction charge and a $132 million excess facility charge).

During the second quarter of fiscal 2003, the charge relating to the consolidation of excess facilities included:

•	$114 million of estimated future obligations for non-cancelable lease payments or termination fees resulting from exiting excess rental facilities. We estimated the cost of exiting and terminating the facility leases by referring to the contractual terms of the agreements and by evaluating the current real estate market conditions. In addition, we intend to sublease certain leased facilities and have estimated the sublease income by evaluating the current real estate market conditions or, where applicable, by referring to amounts being negotiated; and

•	$18 million for the impairment of property and equipment (primarily leasehold improvements) for which there are insufficient cash flows to support the carrying cost. The property and equipment impairment was determined based on the difference between the assets’ estimated fair value and their carrying value.

All facilities relating to the amounts accrued under the restructuring were exited by June 30, 2004.

As of June 30, 2004, substantially all employees to be terminated as a result of the restructuring had been notified. While most of the severance and related fringe benefits have been paid, in accordance with local employment laws, we expect to pay the remaining restructuring accrual related to severance over the next few quarters.

Fiscal 2002 Restructuring Plan

In the second quarter of fiscal 2002, we implemented a workforce reduction and facility exit plan, which resulted in a charge of $511 million (consisting of a $146 million workforce reduction charge and a $365 million excess facility charge). The goal of the restructuring was to reduce costs and improve operating efficiencies in order to adjust to the then current business environment. Specifically, we reduced our workforce by approximately 9% (or 3,400 employees and 500 contractors) across all employee levels, business functions, operating units, and geographic regions and eliminated excess facilities in light of revised facility requirements.

During the second quarter of fiscal 2002, the charge related to the consolidation of excess facilities included:

•	$282 million of estimated future obligations for non-cancelable lease payments or termination fees resulting from exiting excess leased facilities. Our estimate of the cost of exiting and terminating the facility leases was based on the contractual terms of the agreements and then current commercial real estate market conditions. In addition, we intend to sublease certain leased facilities and have estimated the sublease income based on then current real estate market conditions or, where applicable, amounts being negotiated;

•	$66 million for the impairment of in-process construction costs related to the termination of certain building construction projects; and

•	$17 million for the impairment of property and equipment (primarily leasehold improvements) that were no longer in use. The property and equipment impairment was determined based on the difference between the assets’ estimated fair value and their carrying value.

All facilities relating to the amounts accrued under the restructuring were exited by December 31, 2002.

During the second half of fiscal 2002, we reduced our initial estimate, primarily to reflect the settlement of certain lease obligations, and recorded an adjustment of $20 million. During fiscal 2003, we increased our estimate and recorded an adjustment of $38 million which reflected a decrease in the estimate of sublease income due to the deterioration of certain commercial real estate markets.

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

The following table sets forth an analysis of the restructuring accrual activity for the fiscal years ended June 30, 2004, 2003 and 2002 (in millions):

	Fiscal 2004 Restructuring Plan		Fiscal 2003 Restructuring Plan		Fiscal 2002 Restructuring Plan		Fiscal 2001 Facility Exit Plan	Total
	Severance and Benefits	Facilities Related and other	Severance and Benefits	Facilities Related	Severance and Benefits	Facilities Related	Facilities Related
Balance as of June 30, 2001	$—	$—	$—	$—	$—	$—	$46	$46
Severance and benefits	—	—	—	—	146	—	—	146
Accrued lease costs	—	—	—	—	—	282	—	282
Property and equipment impairment	—	—	—	—	—	83	—	83
Provision adjustments	—	—	—	—	—	(20)	26	6

Total restructuring charges	—	—	—	—	146	345	26	517
Cash paid	—	—	—	—	(127)	(93)	(19)	(239)
Non-cash	—	—	—	—	—	(83)	—	(83)

Balance as of June 30, 2002	—	—	—	—	19	169	53	241
Severance and benefits	—	—	176	—	—	—	—	176
Accrued lease costs	—	—	—	114	—	—	—	114
Property and equipment impairment	—	—	—	18	—	—	—	18
Provision adjustments	—	—	(4)	(4)	(2)	40	33	63

Total restructuring charges	—	—	172	128	(2)	40	33	371
Cash paid	—	—	(148)	(5)	(17)	(31)	(26)	(227)
Non-cash	—	—	—	(13)	—	3	—	(10)

Balance as of June 30, 2003	—	—	24	110	—	181	60	375
Severance and benefits	215	—	—	—	—	—	—	215
Accrued lease costs	—	95	—	—	—	—	—	95
Property and equipment impairment	—	33	—	—	—	—	—	33
Provision adjustments	—	—	(3)	(3)	—	—	7	1

Total restructuring charges	215	128	(3)	(3)	—	—	7	344
Cash paid	(49)	(6)	(21)	(19)	—	(28)	(23)	(146)
Non-cash	—	(34)	1	2	—	—	1	(30)

Balance as of June 30, 2004	$166	$88	$1	$90	$—	$153	$45	$543

Our accrued liability for all four plans was net of approximately $94 million of estimated sublease income to be generated from sublease contracts not yet negotiated. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties. The amounts we have accrued represent our best estimate of the obligations we expect to incur in connection with these plans, and could be subject to change. Adjustments may be required as conditions and facts change throughout the implementation period.

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. Our accrual as of June 30, 2004 for facility related leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2018. As of June 30, 2004, $273 million of the $543 million accrual was classified as current and the remaining $270 million was classified as non-current.

The above restructuring charges are based on estimates that are subject to change. Changes to the previous estimates have been reflected as “Provision adjustments” on the above table in the period the changes in estimates were made.

Workforce Rebalancing Efforts

Prior to the announcement of our Fiscal 2004 Restructuring Plan, we had initiated certain workforce rebalancing efforts during the first six months of fiscal 2004. As a result, we incurred $55 million of separation costs during this period. Approximately $3 million, $14 million, and $38 million of these separation costs were included in cost of sales, research and development and selling, general and administrative expenses, respectively. The remaining accrual of $1 million at June 30, 2004 is expected to be paid in the first half of fiscal 2005.

Impairment of Goodwill and Other Intangible Assets

We performed our fiscal 2004 annual goodwill impairment analysis in the fourth quarter of fiscal 2004. Based on our estimates of forecasted discounted cash flows as well as our market capitalization, at that time, we concluded that the goodwill in our Knowledge services reporting unit was impaired. The lower discounted cash flows attributable to our Knowledge services reporting unit in fiscal 2004 were primarily due to a decrease in revenue and gross margin, mostly resulting from the end-of-life of new enterprise learning platform licensing and hosting agreements, as well as reduced expectations for other products. Knowledge services revenues declined in fiscal 2004 by approximately 16% as compared to fiscal 2003. In measuring the amount of goodwill impairment, we did not make a hypothetical allocation of the estimated fair value of this reporting unit to the tangible and intangible assets (other than goodwill) within the reporting unit (as required by SFAS No. 142 “Goodwill and Other Intangible Assets”). We did not make such a hypothetical allocation for the following reasons: (1) the estimated fair value of the reporting unit based on our estimates of forecasted discounted cash flows as well as our market capitalization was negative; and (2) any allocation of such negative fair value would have resulted in no implied value of the existing goodwill. As a result, we concluded that all of the recorded goodwill in the Knowledge services reporting unit ($49 million) was impaired and needed to be expensed as a non-cash charge to continuing operations during the fourth quarter of 2004. The impairment primarily related to goodwill acquired from our acquisitions of ISOPIA, Inc. of $39 million and Ed Learning Systems, Inc. of $7 million.

When we conducted our fiscal 2003 annual analysis in the fourth quarter of fiscal 2003, we concluded at that time that we did not have any impairment of goodwill based on our then forecasted discounted cash flows as well as our market capitalization. However, we did record impairment charges to goodwill during the second quarter of fiscal 2003, as described below.

In October 2002, based on a combination of factors, particularly: (1) our current and projected operating results; (2) our decision to reduce our workforce and eliminate excess facility space; and (3) our then current market capitalization, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded goodwill balance was impaired. When we performed the analysis in October 2002, the estimated fair value of our reporting units decreased because our current forecasted discounted cash flows and market capitalization were lower than at the time of our previous analysis. Based on this analysis, we concluded that the goodwill in our Volume Systems and Network Storage reporting units was impaired. As required by SFAS 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of the reporting units to the tangible and intangible assets (other than goodwill) within these reporting units. Based on this allocation, we concluded that all of the recorded goodwill in the Volume Systems reporting unit ($1,566 million) and the Network Storage reporting unit ($461 million) was impaired and needed to be expensed as a non-cash charge to continuing operations during the second quarter of fiscal 2003.

We perform the impairment analysis at one level below the operating segment level (Note 16) as defined in SFAS 142. This analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists; and (2) measure the amount of impairment. SFAS 142 requires that we estimate the fair value of our reporting units as compared with their estimated book value. If the estimated fair value of a reporting unit is less than the estimated book value, then an impairment is deemed to have occurred. In estimating the fair value of our reporting units, we primarily use the income approach (which utilizes forecasted discounted cash flows to estimate the fair value of the reporting unit) and the market approach (which estimates fair value based on market prices for comparable companies). We also consider Sun’s total market capitalization as of each date on which we conclude an analysis is required, and our average market capitalization for a period of time prior to and subsequent to each date on which we conclude an analysis is required, to adequately consider the impact of volatility on our market capitalization on that day. As required by SFAS 142, prior to conducting our goodwill impairment analysis, we assess long-lived assets for impairment in accordance with SFAS 144.

In April 2004, due to (1) our reorganization plans; (2) certain decisions made regarding the utilization of acquired technologies and other intangible assets; and (3) decreases in cash flow projections related to certain acquired technologies and other intangible assets; we concluded there were sufficient indicators to require us to perform an analysis to assess whether any portion of our Other Intangible Assets balance was impaired. As a result of this analysis, we determined that our Other Intangible Assets balance was not impaired.

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

Purchased In-Process Research and Development (IPRD)

Overview

IPRD expense of $70 million, $4 million, and $3 million in fiscal 2004, 2003, and 2002, respectively, is a result of in-process technologies associated with our acquisitions of: Pixo, Inc. (Pixo), Waveset Technologies, Inc. (Waveset), and Kealia, Inc. (Kealia) in fiscal 2004; Pirus Networks, Inc. (Pirus) and Terraspring, Inc. (Terraspring) in fiscal 2003; and ISOPIA, Inc. (Isopia) in fiscal 2002 (collectively the Acquired Companies). At the date of each acquisition noted above, the projects associated with the IPRD efforts had not yet reached technological feasibility and the IPRD had no alternative future uses. Accordingly, these amounts were expensed on the respective acquisition dates of each of the Acquired Companies. Also see Note 3 to the Consolidated Financial Statements for further discussion.

Valuation of IPRD

General

Amounts allocated to IPRD are calculated using established valuation techniques accepted in the high-technology industry. These calculations give consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by the company and our competitors, individual product sales cycles, and the estimated lives of each of the products’ underlying technology. The value of the IPRD reflects the relative value and contribution of the acquired research and development. We gave consideration to the R&D’s stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to IPRD.

Approach Used for Valuation of IPRD in the Acquisitions Presented

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

Valuation Assumptions

The following table summarizes the significant assumptions underlying the valuations related to the IPRD from each of the Acquired Companies in fiscal 2004, 2003, and 2002 (dollars in millions):

Acquired Company	IPRD	Estimated Cost to Complete Technology at Time of Acquisition	Percentage Completed at Time of Acquisition	Average Revenue Growth Rate	Percentage of Revenue
					Average COS	Average SG&A	Average R&D	Discount Rate Used
Fiscal 2004
Pixo	$1.0	$0.4	50%	21%	N/A	48%	2%	18%
Waveset	$0.2	$0.2	23%	16%	2%	42%	2%	23%
Kealia(1)	$69.4	$7.9	5%	37%	65%	20%	2%	35%
Fiscal 2003
Pirus	$3.3	$3.8	30%	15%	51%	31%	4%	22%
Terraspring	$0.2	$1.0	25%	23%	12%	22%	2%	31%
Fiscal 2002
Isopia	$3.2	$0.6	45%	58%	13%	35%	2%	26%

(1)	Refer to Note 3 to the Consolidated Financial Statements.

Overview of IPRD in Fiscal 2004, 2003 and 2002

Included below are further details regarding the nature of the significant amounts of purchased technology acquired during fiscal 2004, 2003 and 2002.

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

The following table provides information regarding the status of IPRD projects at the date of acquisition and as of June 30, 2004 (in millions):

Acquired Company/Business	Estimated Cost to Complete at Time of Acquisition	Actual Costs Incurred as of June 30, 2004	Actual/Expected Product Release Date
Pixo	$0.4	$0.3	Q1FY2005
Waveset	$0.2	$—	N/A	(1)
Kealia	$7.9	$2.4	Q3FY2005
Pirus	$3.8	$—	N/A	(1)
Terraspring	$1.0	$—	N/A	(1)
Isopia	$0.6	$1.2	Q3FY2002

(1)	Projects identified as IPRD when we acquired the company have been delayed since the acquisition and are not currently part of any specific project roadmap.

Except for the acquisitions discussed under Note 4 to the Consolidated Financial Statements, we believe that the projections we used in performing our valuations for each acquisition, are still valid in all material respects; however, we cannot assure you that the projected results will be achieved. We continue to make substantial progress related to the development and commercialization of acquired technologies. Although we have experienced delays in the completion of certain of our development efforts and their related commercialization, the expected total costs to complete such technologies have not materially increased, individually or in the aggregate, from our estimates at the time of the acquisitions. We periodically evaluate our product development timeline and modify our overall business plan in response to various factors. Modifications to our business plan include the reallocation of resources among various alternative development projects. As of June 30, 2004, and for each of the three fiscal years then ended, the impact of delays in the realization of economic benefits related to acquired technologies, individually or in the aggregate, has not been material to our overall consolidated financial position.

Loss on Equity Investments

For the fiscal year ended June 30,

(dollars in millions)

	2004	Change	2003	Change	2002
Loss on equity investments, net	$64	(23.8)%	$84	(15.2)%	$99
Percentage of net revenues	0.6%	(0.1) pts	0.7%	(0.1) pts	0.8%

Our equity investments portfolio, which primarily consists of investments in publicly traded and privately-held technology companies, has continued to be negatively impacted by the adverse macroeconomic conditions and declining equity valuations in the technology sectors in which we have invested during fiscal 2004. The loss on equity investments in fiscal 2004 of $86 million, as compared with $97 million in fiscal 2003 and $102 million in fiscal 2002, was primarily related to a decline in value of the portfolio that was considered other than temporary. This loss was partially offset by gains of $22 million in fiscal 2004, as compared with $13 million in fiscal 2003 and $3 million in fiscal 2002, relating to the valuation of warrants and the sale of certain marketable equity securities. See Note 2 to the Consolidated Financial Statements for further discussion.

The ongoing valuation of our investment portfolio remains uncertain and may be subject to fluctuations based on whether we participate in the additional financing activity or other events occur outside of our control which impacts the valuation of our investee companies.

Other Income, net

For the fiscal year ended June 30,

(dollars in millions)

	2004	Change	2003	Change	2002
Interest income	$137	(17.5)%	$166	(31.7)%	$243
Interest expense	(37)	(14.0)%	(43)	(25.9)%	(58)
Gain (loss) on marketable debt securities	(6)	N/M	32	(71.9)%	114
Settlement income	1,597	100.0%	—	—	—

Other income, net	$1,691	N/M	$155	(48.2)%	$299
Percentage of net revenues	15.1%	13.7 pts	1.4%	(1.0) pts	2.4%

During fiscal 2004, interest income decreased as compared with fiscal 2003 primarily due to: (1) a combination of lower interest rates and lower cash and marketable debt securities balances throughout fiscal 2004; and (2) lower realized gains on the sale of certain marketable debt securities.

Interest expense has decreased in fiscal 2004 as compared with fiscal 2003 and in fiscal 2003 as compared with fiscal 2002 as a result of lower interest rates.

The average duration of our portfolio of marketable securities increased to 0.82 year as of June 30, 2004 from 0.72 year as of June 30, 2003. In general, we would expect the volatility of this portfolio to increase as its duration increases.

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

On April 1, 2004, we entered into several agreements with Microsoft, including an agreement to settle all pending litigation between the two companies, a patent covenant and stand-still agreement, and a technical collaboration agreement. As further described in Note 13 to the Consolidated Financial Statements, based on the agreements with Microsoft we received $1,950 million in cash and recognized $1,597 million in settlement income during the fourth quarter of fiscal 2004.

Income Taxes

For the fiscal year ended June 30,

(dollars in millions)

	2004	Change	2003	Change	2002
Provision (benefit) for income taxes	$825	6.3%	$776	N/M	$(461)
Percentage of income (loss) before taxes and cumulative effect of change in accounting principle	N/A	N/A	N/A	N/A	44%

In fiscal 2004, we recorded a provision for income taxes of $825 million on pretax income of $437 million. In fiscal 2003 and 2002, we recorded a provision of $776 million and a benefit of $461 million, respectively.

The tax expense for fiscal 2004 is due primarily to the taxes on income generated from the Microsoft settlement, an increase in the valuation allowance for deferred tax assets, income generated in certain foreign jurisdictions and adjustments for the difference between estimated amounts recorded and actual liabilities resulting from the filing of prior years’ tax returns.

In fiscal 2004, we recorded a non-cash charge of approximately $300 million to increase our valuation allowance for our deferred tax assets. This valuation allowance was determined in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are realizable; such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred in recent years represented sufficient negative evidence under SFAS 109 to record a valuation allowance against the deferred tax assets in the U.S. and Japan.

In the current year, we have provided a full valuation allowance on our U.S. deferred tax assets and a partial valuation allowance on our Japan deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance.

The difference between our fiscal 2003 and 2002 tax expense and benefit, respectively, is primarily attributable to our increase in the valuation allowance of $1.1 billion in 2003.

Our future effective tax rate will continue to be calculated based on the statutory tax rate imposed on projected annual pre-tax income or loss in various jurisdictions and will be affected by changes in valuation allowance.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

As of and for the fiscal year ended June 30,

(dollars in millions)

	2004	Change	2003	Change	2002
Cash and cash equivalents	$2,141	$126	$2,015	$(9)	$2,024
Marketable debt securities	5,467	1,741	3,726	(114)	3,840

Total cash, cash equivalents and marketable debt securities	$7,608	$1,867	$5,741	$(123)	$5,864

Percentage of total assets	52.5%	8.3 pts	44.2%	8.7 pts	35.5%

Cash provided by operating activities	$2,226	$1,189	$1,037	$157	$880
Cash provided by (used in) investing activities	(2,311)	(1,783)	(528)	(567)	39
Cash provided by (used in) financing activities	211	729	(518)	(151)	(367)

Net increase (decrease) in cash and cash equivalents	$126	$135	$(9)	$(561)	$552

Changes in Cash Flow

During fiscal 2004, our operating activities generated cash flows of $2,226 million, which is $1,189 million higher than the cash flows provided by operating activities during fiscal 2003. Cash provided by operating activities during fiscal 2004 was primarily the result of: (1) cash received of $1,950 million related to the settlement with Microsoft; (2) increases in accrued liabilities and other of $281 million primarily related to short-term severance and facilities restructuring liabilities; and (3) increases of $271 million primarily associated with services contracts deferred revenues. In fiscal 2004, our $2,100 million use of cash for investing and financing activities was primarily attributable to the $1,820 million in purchases, net of proceeds from sales and maturities, of marketable debt securities and also includes $249 million in capital spending on equipment additions and $201 million paid for acquisitions during the period, which were offset by $239 million in proceeds from the issuance of our common stock. As a result, during fiscal 2004 our cash, cash equivalents and marketable debt securities increased by $1,867 million.

We have experienced positive cash flow from operations for the last 15 fiscal years, and anticipate being able to continue to generate positive cash-flow from operations unless competition intensifies and we are unable to increase our revenues and gross margins faster than we are able to reduce our costs of operations. Based on our current plan of record, we expect to generate positive cash flow from operations for the full fiscal year ending June 30, 2005, although there can be no assurance of this.

For the quarter ended June 30,

(dollars in millions)

	2004	Change	2003	Change	2002
Days sales outstanding (DSO)(1)	68	4	72	—	72
Days of supply in inventory (DOS)(2)	22	—	22	5	27
Days payable outstanding (DPO)(3)	(50)	2	(48)	1	(47)

Cash conversion cycle	40	6	46	6	52

Inventory turns-products only	9.8	1.2	8.6	1.9	6.7

(1)	DSO measures the number of days it takes, based on a 90 day average, to turn our receivables into cash.
(2)	DOS measures the number of days it takes, based on a 90 day average, to sell our inventory.
(3)	DPO measures the number of days it takes, based on a 90 day average, to pay the balances of our accounts payable.

We ended the fourth quarter of fiscal 2004 with a cash conversion cycle of 40 days, an improvement of 6 days from June 30, 2003. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash for the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of days of sales outstanding (DSO) added to days of supply in inventories (DOS), reduced by days of payable outstanding (DPO). DSO decreased 4 days due to improved linearity and increased collection activity for service contract renewals from the June 30, 2003 levels. DOS remained unchanged from June 30, 2003. DPO increased as a result of negotiation of more favorable terms with our vendors.

Completed Acquisitions

See Note 3 of our Consolidated Financial Statements for a detailed discussion of completed acquisitions that have affected our liquidity.

Stock Repurchases

From time to time, our Board of Directors approves common stock repurchase programs allowing management to repurchase shares of our common stock in the open market pursuant to price-based formulas. In February 2001, we announced our intention to acquire up to $1.5 billion of our outstanding common stock under a stock repurchase program authorized by our Board of Directors. Under the February 2001 program, the timing and actual number of shares subject to repurchase are at the discretion of our management and are contingent on a number of factors, including our projected cash flow requirements, our return to sustained profitability and our share price. During the fiscal year ended June 30, 2004, we did not repurchase common stock under our repurchase program and during the fiscal year ended June 30, 2003 we repurchased common stock under our repurchase program for an aggregate purchase price of $499 million. All such repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. As of June 30, 2004, approximately $230 million of the $1.5 billion remains available for repurchase.

Borrowings

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

Contractual Obligations and Contingencies

The following table summarizes our contractual obligations at June 30, 2004 (in millions):

Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 4-5 Years	Payments Due After 5 Years
Senior Notes	$1,300	$250	$500	$550	$—
Non-cancelable operating leases	$1,279	$247	$384	$240	$408
Asset retirement obligations	$42	$9	$14	$2	$17

Our asset retirement obligations arise from leased facilities where we have contractual commitments to remove leasehold improvements and return the property to a specified condition when the lease terminates.

Through the normal course of our business, we purchase or place orders for the necessary components of our products from various suppliers. We estimate that our contractual obligations at June 30, 2004 is between $340 million and $380 million. This range does not include contractual obligations recorded on the balance sheet as current liabilities. In addition, we have a contractual obligation under the terms of our strategic alliance with Fujitsu, whereby we have committed to buy Fujitsu products with a list price of $230 million and $265 million in fiscal years 2005 and 2006, respectively, at a predetermined discount from list price, depending upon the type of product purchased. Contractual obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding on Sun and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the appropriate timing of the transactions. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within a short time.

Sun is insured by nationally recognized insurers for certain potential liabilities, including worker’s compensation, general liability, automotive liability, employer’s liability, errors and omissions liability, employment practices liability, property, cargo and crime and directors and officers liability. We have self-insured between $2 and $25 million per occurrence on these lines of coverage. Sun performs an annual actuarial analysis to develop an estimate of amounts to be paid for both claims reported and potential losses on activities that have occurred but have not yet been reported. Loss accruals were $27 million and $24 million as of June 30, 2004 and 2003, respectively.

During the normal course of our business, we issue guarantees and letters of credit to numerous third-parties and for various purposes such as lease obligations and state and local governmental agencies requirements. At June 30, 2004, we had approximately $18 million of outstanding letters of credit.

In the normal course of business, we enter into contractual arrangements under which we may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on behalf of Sun or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.

In addition, we have uncommitted lines of credit aggregating approximately $566 million. No amounts were drawn from these lines of credit as of June 30, 2004. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

We are currently under examination by the Internal Revenue Service (IRS) for tax returns filed in the fiscal years 1997 through 2000. Although the ultimate outcome is unknown, we believe that adequate amounts have been provided for any adjustments that may result from the current examination and that the final outcome will not have a material adverse effect on Sun’s results of operations. Based upon current facts and circumstances, we anticipate that the current audit will be completed or a tentative agreement will be reached within the next fiscal year and the additional taxes and interest we may pay would be between $200 million to $250 million.

In addition to the current IRS audit of fiscal years 1997 through 2000, Sun has provided adequate amounts for anticipated tax audit adjustments in the U.S., state and other foreign tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest will be due. If events occur that indicate payment of these amounts are unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Off-Balance-Sheet Arrangements

As of June 30, 2004, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents in subsidiaries for operational purposes and to invest the remaining amount of our cash in interest bearing cash equivalents and highly liquid marketable debt securities. Accordingly, in addition to the $2,141 million in cash and cash equivalents, we currently have approximately $5,467 million in marketable debt securities that are available for shorter-term requirements, such as future operating, financing and investing activities, for a total cash and marketable debt securities position of $7,608 million. However, approximately $1,099 million represents earnings generated from operations domiciled in foreign tax jurisdictions that are designated as permanently invested in the respective tax jurisdictions. If these funds are required for our operations in the U.S., we would be required to accrue and pay additional taxes to repatriate these funds. Currently, we do not anticipate a need to repatriate these funds to our U.S. Operations. Deposits in foreign countries of approximately $410 million are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States.

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

We also have a stock repurchase program in place whereby we can mitigate the dilutive effect generated by the exercise of stock options. In implementing our stock option program, we carefully monitor both the potential and actual dilution associated with our stock option program. However, during fiscal 2003, the shares we repurchased under our stock repurchase program negatively impacted our net loss per share amount by approximately four cents. We view dilution from stock option exercises as the difference between the number of options exercised reduced by the number of shares repurchased in a given fiscal year as a percentage of the number of shares outstanding at the beginning of the year (exercise dilution). We also monitor the potential dilution from net option grants in a given year by comparing the option grants reduced by cancellations in a given year with the number of shares outstanding at the beginning of the year (grant dilution). In addition, we monitor the net cash cost of our stock repurchase programs.

As of June 30, 2004, the total outstanding options held by the seven most highly compensated executive officers identified in our 2004 Proxy Statement (the “Named Executive Officers”) amounted to approximately 35.7 million or 5.9% of the approximately 603 million outstanding options held by all employees. For a given year, the percentage of options granted to the Named Executive Officers is calculated by comparing the options granted to such executives to net options granted as noted below.

The following table illustrates the grant dilution, exercise dilution and the net cash outlay for our stock repurchase programs associated with our stock option program (in millions, except percentages):

	2004	2003	2002	2001	2000
Shares outstanding at beginning of year	3,587	3,537	3,536	3,495	3,493
Less treasury stock outstanding at beginning of year	(351)	(303)	(288)	(301)	(359)

Net shares outstanding	3,236	3,234	3,248	3,194	3,134

Grants and assumptions	111	115	119	124	132
Less option cancellations	(54)	(58)	(35)	(18)	(22)

Net option grants	57	57	84	106	110

Grant dilution	1.8%	1.8%	2.6%	3.3%	3.5%

Options exercised	41	26	28	63	70
Less shares repurchased	—	(126)	(62)	(52)	(18)

Net shares issued (repurchased)	41	(100)	(34)	11	52

Exercise dilution	1.3%	(3.1)%	(1.1)%	0.3%	1.7%

Cost of shares repurchased	$—	$499	$554	$1,123	$505
Less proceeds from options exercised	(103)	(46)	(78)	(202)	(174)
Less tax benefit from options exercised	(4)	(9)	(98)	(816)	(708)

Net cash (inflow) outflow	$(107)	$444	$378	$105	$(377)

Options granted to the five (seven in fiscal 2004) most highly compensated executive officers	5.5	2.3	3.8	2.9	2.9

Options granted to the Named Executive Officers as a percentage of options granted and assumed during the year(1)	5.0%	2.0%	3.2%	2.3%	2.2%

Options granted to the Named Executive Officers as a percentage of options granted and assumed net of cancellations during the year(1)	9.6%	4.0%	4.5%	2.7%	2.6%

(1)	Includes 7 Named Executive Officers for 2004 versus 5 Named Executive Officers for 2003 and includes an extraordinary grant of 1,000,000 shares to Mr. Schwartz in connection with his promotion to President and Chief Operating Officer in April 2004.

Options Granted during Fiscal 2004 to the Most Highly Compensated Executive Officers Named in our 2004 Proxy Statement

Name	Number of Options Granted	Weighted Average Exercise Price
Scott G. McNealy	1,500,000	$3.85
Jonathan I. Schwartz	1,500,000	$3.88
Crawford W. Beveridge	500,000	$3.85
Stephen T. McGowan	500,000	$3.85
Gregory M. Papadopoulos	500,000	$3.85
Mark Tolliver(1)	500,000	$3.85
David Yen(2)	500,000	$3.85

(1)	Effective April 15, 2004, Mr. Tolliver was no longer an Executive Officer of the Company.
(2)	Effective June 29, 2004, Mr. Yen was no longer an Executive Officer of the Company.

NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Our auditors, Ernst & Young LLP, perform the following non-audit services that have been pre-approved by our Audit Committee of the Board of Directors: expatriate tax and relocation services, international and U.S. tax planning and compliance services, and tax due diligence for acquisitions. Starting in fiscal 2004, our expatriate officers no longer received tax services including personal tax return preparation from Ernst & Young LLP. In addition, for fiscal 2005 we selected another firm to perform expatriate tax and relocation services and are in the process of transitioning these services from Ernst & Young LLP.

RISK FACTORS

Because of the following factors, as well as other factors affecting our operating results and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

Customers make buying decisions based on many factors, including among other things, new product and service offerings and features; product performance and quality; availability and quality of support and other services; price; platform; interoperability with hardware and software of other vendors; quality; reliability, security features and availability of products; breadth of product line; ease of doing business; a vendor’s ability to adapt to customers’ changing requirements; responsiveness to shifts in the marketplace; business model (e.g., utility computing, subscription based software usage, consolidation versus outsourcing); contractual terms and conditions; vendor reputation and vendor viability. As competition increases, each factor on which we compete becomes more important and the lack of competitive advantage with respect to one or more of these factors could lead to a loss of competitive position resulting in fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability and loss of market share. We expect competitive pressure to remain intense.

Fujitsu and its subsidiaries have, for many years, been key strategic channel partners for Sun, distributing substantial quantities of our products throughout the world. In addition, on May 31, 2004, we entered into a number of agreements with Fujitsu intended to substantially increase the scope of our relationship with them, including through collaborative selling efforts and joint development and marketing of a future generation of server products. However, Fujitsu is also a competitor of Sun and, as a licensee of various technologies from Sun and others, it has developed products that currently compete directly with our products.

Over the last several years, we have invested significantly in our network storage products business with a view to increasing the sales of these products both on a stand-alone basis to customers using the systems of our competitors, and as part of the systems that we sell. The intelligent storage products business is intensely competitive. EMC is currently a leader in the network storage products market and our primary competitor.

We are in the process of implementing a solution-based selling approach. While our strategy is that this will enable us to increase our revenues and margins, there can be no assurance that we will be successful in this approach. In fact, our implementation to this selling model may result in reductions in our revenues and/or margins, particularly in the short term, as we compete to attract business. In addition, if our emphasis on solution-based sales increases, we face strong competition from systems integrators such as IBM, Fujitsu-Siemens and HP. Our inability to successfully implement this model in the long term would have an adverse impact on our revenues and margins.

We maintain higher research and development costs, as a percentage of revenues, than many of our competitors and our earnings are dependent upon maintaining revenues and gross margins at a sufficient level to offset these costs.

One of our business strategies is to derive a competitive advantage and a resulting enhancement of our gross margins from our investment in innovative new technologies which customers value. As a result, as a percentage of revenues, we incur higher fixed R&D costs than many of our competitors. To the extent that we are unable to develop and sell products with attractive gross margins in sufficient volumes, our earnings may be materially adversely affected by our cost structure. During fiscal 2003 and 2004, we added new products to our entry-level server product line that are offered at a lower price point and, accordingly, provide us with a lower gross margin percentage than our products as a whole. Although our strategy is to sell these products as part of overall systems which include other products with higher gross margin percentages, to the extent that the mix of our overall revenues represented by sales of lower gross margin products increases, as it did during much of fiscal 2004, our gross margins and earnings may be adversely affected.

In addition, one of our business strategies is to grow incremental revenue through hardware and software enabled, recurring service models, such as, subscriptions, leasing, and pay-per-use. Under these recurring service models, we would recognize revenue for the contract incrementally over time or based upon usage rather than all at once upon the initial sale of a hardware or software product. However, if we increase our recurring service model base either (1) while not maintaining or increasing our point product sales; or (2) not growing them sufficiently to cover the decline in point product sales, we will incur a near-term reduction in our revenues as revenues that ordinarily would have been recognized upon the initial sale of products will be deferred until future periods. As a result, our revenues, gross margins and earnings will initially be adversely affected.

The products we make are very complex. If we are unable to rapidly and successfully develop and introduce new products and manage our inventory, we will not be able to satisfy customer demand.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that our customers choose to buy. If we are unable to develop new products, our business and operating results could be adversely affected. We must quickly develop, introduce, and deliver in quantity new, complex systems, software, and hardware products and components. These include products which incorporate our UltraSPARC III and UltraSPARC IV architectures and the Solaris Operating System, the Java platform, Sun Java System portfolio and N1 Grid architecture, among others. The development process for these complicated products is very uncertain. It requires high levels of innovation from both our product designers and the suppliers of the components used in our products. The development process is also lengthy and costly. If we fail to accurately anticipate our customers’ needs and technological trends, or are otherwise unable to complete the development of a product on a timely basis, we will be unable to introduce new products into the market on a timely basis, if at all, and our business and operating results would be adversely affected.

The manufacture and introduction of our new products is also a complicated process. Once we have developed a new product we face several challenges in the manufacturing process. We must be able to manufacture new products in sufficient volumes so that we can have an adequate supply of new products to meet customer demand. We must also be able to manufacture the new products at acceptable costs. This requires us to be able to accurately forecast customer demand so that we can procure the appropriate components at optimal costs. Forecasting demand requires us to predict order volumes, the correct mix of our hardware and software products, and the correct configurations of these products. We must manage new product introductions and transitions, such as the product transition from UltraSPARC III to UltraSPARC IV microprocessors to minimize the impact of customer-delayed purchases of existing products in anticipation of new product releases. We must also try to reduce the levels of older product and component inventories to minimize inventory write-offs. If we have excess inventory, it may be necessary to reduce our prices and write down inventory, which could result in lower gross margins. Additionally, our customers may delay orders for existing products in anticipation of new product introductions. As a result, we may decide to adjust prices of our existing products during this process to try to increase customer demand for these products. Our future operating results would be adversely affected if such pricing adjustments were to occur and we were unable to mitigate the resulting margin pressure by maintaining a favorable mix of systems, software, service and other products, or if we were unsuccessful in achieving component cost reductions, operating efficiencies and increasing sales volumes.

If we are unable to timely develop, manufacture, and introduce new products in sufficient quantity to meet customer demand at acceptable costs, or if we are unable to correctly anticipate customer demand for our new and existing products, our business and operating results could be materially adversely affected.

We face numerous risks associated with our strategic alliance with Fujitsu.

On May 31, 2004, we entered into a number of agreements with Fujitsu intended to substantially increase the scope of our relationship with them. These agreements contemplate collaborative sales and marketing efforts and the joint development and manufacturing of a future generation of server products known as the Advanced Product Line (APL). We anticipate that the APL will ultimately replace a large proportion of our server product line and have agreed not to sell certain products which may compete with the APL at certain times as well as to purchase certain components solely from Fujitsu at certain times. In addition, the agreements contemplate that we dedicate substantial financial and human resources to this new relationship. As such, our future performance and financial condition will be substantially impacted by the success or failure of this relationship.

Joint development and marketing of a complex new product line is an inherently difficult undertaking and is subject to numerous risks. If Fujitsu and Sun are unable to agree upon aspects of the relationship, such as development objectives or product features, or if either Sun or Fujitsu fails to timely complete its development duties, the development project may be delayed, become more expensive or fail entirely, any of which could have a material adverse effect on our results of operations or financial condition. In addition, if we do not satisfy certain development or supply obligations under the agreements, or if we otherwise violate the terms of the agreements, we may be subject to significant contractual or legal penalties. Further, if Fujitsu encounters any of a number of potential problems in its business, such as intellectual property infringement claims, supply difficulties or financial challenges, these could impact our strategic relationship with them and could result in a material adverse effect on our business or results of operations.

The contractual arrangements contain objectives and deliverables that are to be concluded in the near term, known in the agreements as the “Interim Period.” As the Interim Period commitments are foundational to the overall alliance, failure to achieve those commitments will place the overall alliance at risk.

There can be no assurance that our strategic relationship with Fujitsu will be successful or that the economic terms of the agreements establishing the relationship will ultimately prove to be favorable to us. If any of the risks described above come to pass, they may result in a material adverse effect on our business, results of operations or financial condition.

The competitive advantage we derive from controlling the development of our Solaris operating system may be reduced if and when we convert it to open source software.

We have announced our intention to release our Solaris operating system to the open source development community as open source software. Although open source licensing models vary, generally open source software licenses permit the liberal copying, modification and distribution of a software program allowing a diverse programming community to contribute to the software. Following any such release, there could be an impact on revenue related to our Solaris operating system and we may no longer be able to exercise control over some aspects of the future development of the Solaris operating system. As a result, following any release of the Solaris operating system to the open source community, the feature set and functionality of the Solaris operating system may diverge from those that best serve our strategic objectives, move in directions in which we do not have competitive expertise or fork into multiple, potentially incompatible variations. We currently derive a significant competitive advantage from our development and licensing of Solaris and any of these events could reduce our competitive advantage or impact market demand for our products, software and services.

Our reliance on single source suppliers could delay product shipments and increase our costs.

We depend on many suppliers for the necessary parts and components to manufacture our products. There are a number of vendors producing the parts and components that we need. However, there are some components that can only be purchased from a single vendor due to price, quality, or technology reasons. For example, we currently depend on Texas Instruments for the manufacture of our UltraSPARC microprocessors and several other companies for custom integrated circuits. If we were unable to purchase on acceptable terms or experienced significant delays or quality issues in the delivery of necessary parts and/or components from a particular vendor and we had to find a new supplier for such parts and/or components, our new and existing product shipments could be delayed, adversely affecting our business and operating results.

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

As part of our component planning, we place orders with or pay certain suppliers for components in advance of receipt of customer orders. We occasionally enter into negotiated orders with vendors early in the manufacturing process of our microprocessors to make sure we have enough of these components for our new products to meet anticipated customer demand. Because the design and manufacturing process for these components is very complicated it is possible that we could experience a design or manufacturing flaw that could delay or even prevent the production of the components for which we have previously committed to pay. We also face the risk of ordering too many components, or conversely, not enough components, since supply orders are generally based on forecasts of customer orders rather than actual customer orders. In addition, in some cases, we make noncancelable order commitments to our suppliers for work-in-progress, supplier’s finished goods, custom sub-assemblies and/or Sun unique raw materials that are necessary to meet our lead times for finished goods. If we cannot change or be released from supply orders, we could incur costs from the purchase of unusable components, either due to a delay in the production of the components or other supplies or as a result of inaccurately predicting supply orders in advance of customer orders. Our business and operating results could be adversely affected as a result of these increased costs.

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

Finding solutions to quality issues for our customers can be expensive and may result in additional warranty and other costs to Sun, reducing our operating results. For example, we can reserve for proactive product remediation, such as diagnosing and replacing components within systems in our installed base. We have in the past, developed a diagnostic software program to identify the installed base customers who would likely experience the component problem in the future and sought to systematically remediate those identified customer’s components. In recent periods we have implemented new quality control measures intended to make it more likely that any quality issues are identified prior to product shipment. As a result of these measures, we may delay more product shipments in future periods as a result of the identification of quality issues or potential quality issues. There can be no assurance that future stop shipments will not have a material adverse effect on our revenues, operating results, cash flows from operations and financial condition. Delays in product shipments to our customers will delay revenue recognition and could adversely affect our revenues and reported results. If we are unable to fix identified errors or adequately address quality issues, our relationships with customers can be impaired, our reputation can suffer and we can lose customers or sales which could have a material adverse effect on our revenues, operating results, cash flows from operations and financial condition.

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

Moreover, local laws and customs in many countries differ significantly from those in the United States. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations which may be substantially different from those in the United States. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, including those based in or from countries where practices which violate such United States laws may be customary, will not take actions in violations of our policies. Any violation of foreign or United States laws by our employees, contractors or agents, even if such violation is prohibited by our policies, could have a material adverse effect on our business.

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

Future operating results and cash flows will continue to be subject to quarterly fluctuations based on a wide variety of factors, including:

Seasonality.    Although our sales and other operating results can be influenced by a number of factors and historical results are not necessarily indicative of future results, our sequential quarterly operating results generally fluctuate downward in the first and third quarters of each fiscal year when compared with the immediately preceding quarter.

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

Deferred Tax Assets.    Estimates and judgments are required in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from net operating losses, tax carryforwards and temporary differences between the tax and financial statement recognition of revenue and expense. SFAS No. 109, “Accounting for Income Taxes,” also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction by jurisdiction basis. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. Cumulative losses incurred in the U.S. and Japan in recent years represented sufficient negative evidence to require a full and partial valuation allowances in these jurisdictions, respectively. At June 30, 2004, we have established a valuation allowance against the deferred tax assets in these jurisdictions, which will remain until sufficient positive evidence exists to support reversal. Future reversals or increases to our valuation allowance could have a significant impact on our future earnings.

Goodwill and Other Intangible Assets.    We perform an analysis on our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. Goodwill is deemed to be impaired if the net book value of the reporting unit exceeds the estimated fair value. The impairment of a long-lived intangible asset is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset are less than the carrying value of the intangible asset we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value. We recognized an impairment charge of $49 million related to our goodwill during the fourth quarter of fiscal 2004 and an impairment charge of $2,125 million related to our goodwill and other intangible assets during the second quarter of fiscal 2003. As of June 30, 2004, we had a goodwill balance of $406 million. Going forward we will continue to review our goodwill and other intangible assets for possible impairment. Any additional impairment charges could adversely affect our future earnings.

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

Sales to General Electric Company (GE) and its subsidiaries in the aggregate accounted for approximately 14%, 11% and 12% of our fiscal 2004, 2003 and 2002 net revenues, respectively. More than 90% of the revenue attributed to GE was generated through GE subsidiaries acting as either a reseller or financier of our products. The vast majority of this revenue is from a single GE subsidiary, comprising 11%, 9% and 8% of net revenues in 2004, 2003 and 2002, respectively. This GE subsidiary acts as a distributor of our products to resellers who in turn sell those products to end-users. No other customer accounted for more than 10% of revenues. The revenues from GE are generated in the Product Group and Sun Services segments.

We also depend on the telecommunications, financial services and manufacturing industries for a significant portion of our revenues. Our revenues are dependent on the level of technology capital spending in the U.S. and international economies. If the current uncertain economic conditions continue in some or all of these industries and geographies, we would expect that the significant reduction and deferrals of capital spending could continue. If capital spending declines in these industries over an extended period of time, our business will continue to be adversely affected. We continue to execute on our strategy to reduce our dependence on these industries by expanding our product reach into new industries, but no assurance can be given that this strategy will be successful.

We could lose our ability to export our products if we violate export control laws.

We entered into settlement agreements with the United States Department of Commerce, Bureau of Industry and Security, Office of Export Enforcement (BIS) on December 15, 2003 addressing certain BIS charges that we had violated export control regulations. The settlement includes a one year suspended denial of our worldwide export privileges. In the event that we violate export control laws during the one year suspension period, the BIS order denying us worldwide export privileges could take effect. We are highly dependent upon the export of our products and services overseas. For example, our net revenues for fiscal 2004 for sales outside of the United States were approximately 57% of our total net revenues. Accordingly, in the event that the BIS imposed the extreme sanction of a denial of all export privileges, such penalty would have a material adverse effect on our financial condition and operating results.

Our business may suffer if it is alleged or found that we have infringed the intellectual property rights of others.

From time to time we have been notified that we may be infringing certain patents or other intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. Several pending claims are in various stages of evaluation. From time to time, we consider the desirability of entering into licensing agreements in certain of these cases. No assurance can be given that licenses can be obtained on acceptable terms or that litigation will not occur. In the event there is a temporary or permanent injunction entered prohibiting us from marketing or selling certain of our products, or a successful claim of infringement against us requiring us to pay royalties to a third party, and we fail to license such technology on acceptable terms and conditions or to develop or license a substitute technology, our business, results of operations or financial condition could be materially adversely affected. See Part I, Item 3. Legal Proceedings for further discussion.

Our acquisition and alliance activities could disrupt our ongoing business.

We intend to continue to make investments in companies, products, and technologies, either through acquisitions or investments or alliances. For example, we have purchased several companies in the past and have also formed alliances, such as our strategic relationship with Fujitsu for the development, manufacturing and marketing of server products and our OEM relationship with Hitachi Data Systems for the collaboration on, and delivery of, a broad range of storage products and services. We also rely on IT services partners and independent software developers to enhance the value to our customers of our products and services. Acquisitions and alliance activities often involve risks, including: (1) difficulty in assimilating the acquired operations and employees; (2) difficulty in managing product co-development activities with our alliance partners; (3) retaining the key employees of the acquired operation; (4) disruption of our ongoing business; (5) inability to successfully integrate the acquired technology and operations into our business and maintain uniform standards, controls, policies, and procedures; and (6) lacking the experience to enter into new product or technology markets. In addition, from time to time, our competitors acquire or enter into exclusive arrangements with companies with whom we do business or may do business in the future. Reductions in the number of partners with whom we may do business in a particular context may reduce our ability to enter into critical alliances on attractive terms or at all, and the termination of an existing alliance by a business partner may disrupt our operations.

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

Our credit rating is subject to downgrade.

On March 5, 2004, Standard & Poors lowered its rating on Sun to non-investment grade from BBB to BB+ and removed us from CreditWatch. The two other rating agencies that follow us, continue to rate us as investment grade. Our rating from Fitch Ratings is BBB- and they have placed us on stable outlook. Moody’s Investor Services has given us a Baa3 rating and placed us on negative outlook. These ratings reflect those credit agencies’ expectations that the intense competitive environment facing Sun in its core markets will continue over at least the near-term to challenge Sun’s sales and profitability. If we were to be further downgraded by these ratings agencies, such downgrades could increase our costs of obtaining, or make it more difficult to obtain or issue, new debt financing. In addition, further downgrades could affect our interest rate swap agreements that we use to modify the interest characteristics of any new debt. Any of these events could adversely affect our business and financial condition.

Our use of a self-insurance program to cover certain claims for losses suffered and costs or expenses incurred could negatively impact our business upon the occurrence of an uninsured event.

Sun has adopted a program of self-insurance with regard to certain risks such as California earthquakes and as supplemental coverage for certain potential liabilities including, but not limited to general liability, directors and officers liability, workers compensation, errors and omissions liability and property. We self-insure when the lack of availability and high cost of commercially available insurance products do not make the transfer of this risk a reasonable approach. In the event that the frequency of losses experienced by Sun increased unexpectedly, the aggregate of such losses could materially increase our liability and adversely affect our financial condition, liquidity, cash flows and results of operations. In addition, while the insurance market continues to limit the availability of certain insurance products while increasing the costs of such products, we will continue to evaluate the levels of claims we include in our self-insurance program. Any increases to this program increases our risk exposure and therefore increases the risk of a possible material adverse effect on our financial condition, liquidity, cash flows and results of operations. In addition, we have made certain judgments as to the limits on our existing insurance coverage that we believe are in line with industry standards, as well as in light of economic and availability considerations. Unforeseen catastrophic loss scenarios could prove our limits to be inadequate, and losses incurred in connection with the known claims we self-insure could be substantial. Either of these circumstances could materially adversely affect our financial and business condition.

Recent and proposed regulations related to equity compensation could adversely affect our ability to attract and retain key personnel.

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Sun. The Financial Accounting Standards Board (FASB) has proposed changes to U.S. GAAP that, if implemented, would require us to record a charge to earnings for employee stock option grants. This pending regulation would negatively impact our earnings. For example, recording a charge for employee stock options under SFAS 123, “Accounting for Stock-Based Compensation” would have increased net loss by $818 million, $555 million and $647 million for fiscal 2004, 2003 and 2002, respectively. See also Note 2 to the Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies: Stock Options Plans. In addition, new regulations implemented by The Nasdaq National Market requiring shareholder approval for all stock option plans, as well as new regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

Business interruptions could adversely affect our business.

Our operations and those of our suppliers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults. In addition, some of our facilities are located on filled land and, therefore, may be more susceptible to damage if an earthquake occurs. We do not carry earthquake insurance for direct earthquake-related losses. In addition, we do not carry business interruption insurance for, nor do we carry financial reserves against, business interruptions arising from earthquakes or certain other events. If a business interruption occurs, our business could be seriously harmed.

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

In response to the global economic slowdown, we implemented facility exit plans in each of the last four fiscal years as part of our ongoing efforts to consolidate excess facilities. The uncertain economic conditions in the United States and in many of the countries in which we have significant leased properties have resulted in a surplus of business facilities making it difficult to sublease properties. We may be unable to sublease our excess properties, or we may not meet our expected estimated levels of subleasing income, and accordingly our results of operations could be negatively affected.

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

FORWARD-LOOKING STATEMENTS

This annual report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding our belief that we must continue to invest and innovate, our intent to continue our investments into new computing technologies, our focus on continuing to develop and deliver leading-edge network computing products based upon our innovations, our belief that the real power in computing lies in the ability to freely access and share information over the network, our intention to enable greater interoperability between Microsoft and our products, our belief that application adoption and service deployments over the network will grow more quickly, our intention that our alliance with Fujitsu will strengthen the Solaris footprint, drive increased market share for our enterprise class systems and allow us to dedicate additional resources to throughput computing, our belief that devoting substantial resources to software development provides and will continue to provide significant competitive differentiation, our belief that competition has continued to remain intense over the last fiscal year, that we continually evaluate our facility requirements in light of our business needs and stage the future construction accordingly, our intent to continue to engage in restructuring actions and activities associated with productivity improvement initiatives and expense reduction measures, our expectation that pricing pressures associated with competition will continue to impact our products and services gross margins, that we may not be able to achieve the same level of component cost reductions, our belief that the projections we used in performing valuations for each acquisition are still valid in all material respects, that we continue to make substantial progress related to the development and commercialization of acquired technologies, our expectations that the total costs to complete such technologies have not materially increased, our expectation that the volatility of our portfolio of marketable securities to increase as its duration increases, statements regarding our effective tax rate, our intention to maintain our valuation allowance for deferred tax assets, our belief that we must continue to invest significant resources in new systems, software and microprocessor development and enhance existing products, our continued focus on achieving operating efficiencies, our expectations regarding SG&A expenditures on a dollar basis, our plan to reduce our workforce across all employee levels, business functions, operating units and geographic regions and eliminate excess facility capacity, our expectation to pay remaining restructuring costs over the next few quarters and our expectation to incur additional charges related to productivity improvement initiatives and expense reduction measures in the future, our intention to sublease certain of our leased facilities, our anticipation that the Advanced Product Line will ultimately replace a large proportion of our server product line, our intention to develop and implement a global resorting strategy that includes outsourcing, our anticipation of being able to generate positive cash flow from operations, including our expectation of generating positive cash flow from operations for the full fiscal year ending June 30, 2005, our belief regarding adequate provisions for any potential adjustments resulting from a current examination by the IRS and our expectations regarding the timing and financial impact of this audit, our focus on cash management and our plan to focus on improvement in our cash conversion cycle, our long-term strategy to maintain a minimum amount of cash and cash equivalents in subsidiaries and to invest the remaining amount of cash in interest bearing cash equivalents and highly liquid marketable debt securities, our belief that the liquidity provided by existing cash, cash equivalents, marketable debt securities and cash generated from operations will provide sufficient capital to meet our requirements for at least the next 12 months, our belief that our level of financial resources is a significant competitive factor in our industry, our current plans not to discontinue our hedging programs, our belief that we have not infringed any valid and enforceable claim of certain Kodak patents and our intent to present a vigorous defense, and our intent to present a vigorous defense in the patent infringement case involving Gobeli Research.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in “RISK FACTORS,” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, increased competition, continued adverse economic conditions in the U.S. and internationally, including adverse economic conditions in the specific markets for our products, adverse business conditions, failure to design, develop and manufacture new products, lack of success in technological advancements, pricing pressures, lack of acceptance of new products, unexpected changes in the demand for our products and services, the inability to successfully manage inventory pricing pressures, failure to reduce costs or improve operating efficiencies, changes to and compliance with international laws and regulations, currency fluctuations, failures in our Fujitsu and Microsoft relationships, failure to prevail in patent infringement cases and our ability to attract, hire and retain key and qualified employees.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at June 30, 2004. Actual results may differ materially.

Interest Rate Sensitivity

Our investment portfolio consists primarily of fixed income instruments with an average duration of 0.82 year as of June 30, 2004, as compared with 0.72 year as of June 30, 2003. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, for example, a hypothetical 150 BPS increase in interest rates would result in an approximate $75 million decrease in the fair value of our investments in debt securities as of June 30, 2004, as compared with a $50 million decrease as of June 30, 2003.

We also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest payable on the Senior Notes effectively becomes variable and thus matches the shorter-term rates received from our cash and marketable securities. Accordingly, interest rate fluctuations impact the fair value of our Senior Notes outstanding, which will be offset by corresponding changes in the fair value of the swap agreements. However, by entering into these swap agreements, we have a cash flow exposure related to the risk that interest rates may increase. For example, at June 30, 2004, a hypothetical 150 BPS increase in interest rates would result in an approximate $20 million increase in interest expense over a one year period.

Foreign Currency Exchange Risk

Our revenue, expense, and capital purchasing activities are primarily transacted in U.S. dollars. However, since a portion of our operations consists of manufacturing and sales activities outside of the U.S., we enter into transactions in other currencies. We are primarily exposed to changes in exchange rates for the euro, Japanese yen, and British pound.

We are a net receiver of currencies other than the U.S. dollar and, as such, can benefit from a weaker dollar, and can be adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect our consolidated sales and operating margins as expressed in U.S. dollars. To minimize currency exposure gains and losses, we often borrow funds in local currencies, enter into forward exchange contracts, purchase foreign currency options and promote natural hedges by purchasing components and incurring expenses in local currencies. Currently, we have no plans to discontinue our hedging programs, however, we continually evaluate the benefits of our hedging strategies and may choose to discontinue them in the future.

Based on our foreign currency exchange instruments outstanding at June 30, 2004, we estimate a maximum potential one-day loss in fair value of approximately $4 million, as compared with $6 million as of June 30, 2003, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables, and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Equity Security Price Risk

We are exposed to price fluctuations on the marketable portion of equity securities included in our portfolio of equity investments. These investments are generally in companies in the high-technology industry sector, many of which are small capitalization stocks. We typically do not attempt to reduce or eliminate the market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $7 million decrease in the fair value of our available-for-sale equity investments as of June 30, 2004, as compared with $3 million as of June 30, 2003. At June 30, 2004, three equity securities represented approximately $27 million of the $35 million total fair value of the marketable equity securities, as compared with June 30, 2003, at which time, three equity securities represented approximately $12 million of the $15 million total fair value of the marketable equity securities. Refer to Note 2 to the Consolidated Financial Statements for additional discussion on Sun’s marketable equity securities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Schedules not listed above have been omitted since they are not applicable or are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

SUN MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Fiscal Years Ended June 30,
	2004	2003	2002
Net revenues:
Products	$7,355	$7,793	$9,093
Services	3,830	3,641	3,403

Total net revenues	11,185	11,434	12,496
Cost of sales:
Cost of sales-products	4,290	4,342	5,506
Cost of sales-services	2,379	2,150	2,074

Total cost of sales	6,669	6,492	7,580

Gross margin	4,516	4,942	4,916
Operating expenses:
Research and development	1,926	1,837	1,832
Selling, general and administrative	3,317	3,329	3,806
Restructuring charges	344	371	517
Impairment of goodwill and other intangible assets	49	2,125	6
Purchased in-process research and development	70	4	3

Total operating expenses	5,706	7,666	6,164

Operating loss	(1,190)	(2,724)	(1,248)
Loss on equity investments, net	(64)	(84)	(99)
Interest income	137	166	243
Interest expense	(37)	(43)	(58)
Gain (loss) on marketable debt securities	(6)	32	114
Settlement income	1,597	—	—

Income (loss) before income taxes	437	(2,653)	(1,048)
Provision (benefit) for income taxes	825	776	(461)

Net loss	$(388)	$(3,429)	$(587)

Net loss per common share-basic and diluted	$(0.12)	$(1.07)	$(0.18)

Shares used in the calculation of net loss per common share-basic and diluted	3,277	3,190	3,242

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par values)

	June 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$2,141	$2,015
Short-term marketable debt securities	1,460	1,047
Accounts receivable, net of bad debt reserves of $91 in 2004 and $112 in 2003	2,339	2,381
Inventories	464	416
Deferred and prepaid tax assets	62	133
Prepaid expenses and other current assets	837	787

Total current assets	7,303	6,779
Property, plant and equipment, net	1,996	2,267
Long-term marketable debt securities	4,007	2,679
Goodwill	406	326
Other acquisition-related intangible assets, net	127	91
Other non-current assets, net	664	843

	$14,503	$12,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$257	$—
Accounts payable	1,057	903
Accrued payroll-related liabilities	622	479
Accrued liabilities and other	1,308	1,027
Deferred revenues	1,617	1,453
Warranty reserve	252	267

Total current liabilities	5,113	4,129
Long-term debt	1,175	1,531
Long-term deferred revenue	557	450
Other non-current obligations	1,220	384
Commitments and contingencies (note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10 shares authorized (1 share of which has been designated as Series A Preferred participating stock); no shares issued and outstanding	—	—
Common stock and additional paid-in-capital, $0.00067 par value, 7,200 shares authorized; issued and outstanding: 3,602 shares in 2004 and 3,587 shares in 2003	6,607	6,647
Treasury stock, at cost: 266 shares in 2004 and 351 shares in 2003	(2,776)	(3,169)
Unearned equity compensation	(47)	(33)
Retained earnings	2,481	2,869
Accumulated other comprehensive income	173	177

Total stockholders’ equity	6,438	6,491

	$14,503	$12,985

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal Years Ended June 30,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(388)	$(3,429)	$(587)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	730	918	970
Amortization of other intangible assets and unearned equity compensation	83	110	122
Impairment of goodwill and other intangible assets	49	2,125	6
Tax benefits from employee stock plans	4	9	98
Deferred taxes	620	706	(673)
Loss on equity investments, net	64	84	99
Purchased in-process research and development	70	4	3
Changes in operating assets and liabilities:
Accounts receivable, net	61	387	211
Inventories	(44)	181	458
Prepaid and other assets	(34)	31	383
Accounts payable	158	(133)	(7)
Other liabilities	853	44	(203)

Net cash provided by operating activities	2,226	1,037	880

Cash flows from investing activities:
Purchases of marketable debt securities	(8,469)	(6,958)	(14,921)
Proceeds from sales of marketable debt securities	5,795	6,476	15,377
Proceeds from maturities of marketable debt securities	854	578	377
Purchases of equity investments	(19)	(21)	(41)
Proceeds from sales of equity investments	49	17	7
Acquisition of property, plant and equipment, net	(249)	(373)	(559)
Acquisition of spare parts and other assets	(71)	(217)	(152)
Payments for acquisitions, net of cash acquired	(201)	(30)	(49)

Net cash provided by (used in) investing activities	(2,311)	(528)	39

Cash flows from financing activities:
Acquisition of common stock	—	(499)	(591)
Proceeds from issuance of common stock, net	239	182	237
Principal payments on borrowings and other obligations	(28)	(201)	(13)

Net cash provided by (used in) financing activities	211	(518)	(367)

Net increase (decrease) in cash and cash equivalents	126	(9)	552
Cash and cash equivalents, beginning of year	2,015	2,024	1,472

Cash and cash equivalents, end of year	$2,141	$2,015	$2,024

Supplemental disclosures of cash flow information:
Interest paid (net of interest received from swap agreements of $72, $70 and $44 in fiscal 2004, 2003 and 2002, respectively)	$26	$36	$115
Income taxes paid (received) (net of refunds of $143, $351 and $329 in fiscal 2004, 2003 and 2002, respectively)	$70	$(91)	$93
Supplemental schedule of noncash investing activities:
Stock and options issued in connection with acquisitions	$125	$193	$29

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock and Additional Paid-in-Capital		Treasury Stock		Unearned Equity Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of June 30, 2001	3,536	$6,238	(288)	$(2,435)	$(73)	$6,885	$(29)	$10,586
Net loss	—	—	—	—	—	(587)	—	(587)
Change in unrealized gain (loss) on investments, net of taxes	—	—	—	—	—	—	(28)	(28)
Change in unrealized gain (loss) on derivative instruments, net of taxes	—	—	—	—	—	—	(46)	(46)
Translation adjustments	—	—	—	—	—	—	72	72

Total comprehensive loss	—	—	—	—	—	—	—	(589)
Issuance of stock, net of repurchases	(1)	116	49	121	—	—	—	237
Treasury stock purchased	—	—	(64)	(591)	—	—	—	(591)
Tax benefit from employee stock transactions and other	—	100	—	—	—	—	—	100
Issuance of common stock and assumption of stock options in connection with acquisitions	2	31	—	—	(27)	—	—	4
Amortization of unearned equity compensation	—	—	—	—	54	—	—	54

Balances as of June 30, 2002	3,537	6,485	(303)	(2,905)	(46)	6,298	(31)	9,801
Net loss	—	—	—	—	—	(3,429)	—	(3,429)
Change in unrealized gain (loss) on investments, net of taxes	—	—	—	—	—	—	6	6
Change in unrealized gain (loss) on derivative instruments, net of taxes	—	—	—	—	—	—	11	11
Translation adjustments	—	—	—	—	—	—	191	191

Total comprehensive loss	—	—	—	—	—	—	—	(3,221)
Issuance of stock, net of repurchases	—	(51)	78	235	—	—	—	184
Treasury stock purchased	—	—	(126)	(499)	—	—	—	(499)
Tax benefit from employee stock transactions and other	—	20	—	—	—	—	—	20
Issuance of common stock and assumption of stock options in connection with acquisitions	50	193	—	—	(19)	—	—	174
Amortization of unearned equity compensation	—	—	—	—	32	—	—	32

Balances as of June 30, 2003	3,587	6,647	(351)	(3,169)	(33)	2,869	177	6,491
Net loss	—	—	—	—	—	(388)	—	(388)
Change in unrealized gain (loss) on investments, net of taxes	—	—	—	—	—	—	(48)	(48)
Change in unrealized gain (loss) on derivative instruments, net of taxes	—	—	—	—	—	—	14	14
Translation adjustments	—	—	—	—	—	—	30	30

Total comprehensive loss	—	—	—	—	—	—	—	(392)
Issuance of stock, net of repurchases	—	(157)	85	393	—	—	—	236
Tax benefit from employee stock transactions and other	—	4	—	—	—	—	—	4
Issuance of common stock and assumption of stock options in connection with acquisitions	15	113	—	—	(38)	—	—	75
Amortization of unearned equity compensation	—	—	—	—	24	—	—	24

Balances as of June 30, 2004	3,602	$6,607	(266)	$(2,776)	$(47)	$2,481	$173	$6,438

See accompanying notes.

SUN MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

Sun’s business is singularly focused on providing products and services for network computing. Network computing has been at the core of our offerings for the 22 years of our existence and is based on the premise that the power of a single computer can be increased dramatically when interconnected with other computer systems for the purposes of communication and sharing of computing power. Together with our partners, we provide network computing infrastructure solutions that comprise Computer systems (hardware and software), Network Storage systems (hardware and software), Support services and Professional and Knowledge (formerly known as Educational) services. Our customers use our products and services to build mission-critical network computing environments on which they operate essential elements of their businesses. Our network computing infrastructure solutions are used in a wide range of technical/scientific, business and engineering applications in industries such as telecommunications, government, financial services, manufacturing, education, retail, life sciences, media and entertainment, transportation, energy/utilities and healthcare.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Sun and its subsidiaries. Intercompany accounts and transactions have been eliminated. Certain amounts from prior years, primarily relating to deferred revenue presented on the consolidated balance sheets, have been reclassified to conform to the current year presentation.

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in the consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. U.S. GAAP requires us to make estimates and judgments in several areas, including those related to impairment of intangible assets and equity investments, revenue recognition, recoverability of inventory and accounts receivable, the probability that restoration provisions of asset retirement obligation will not be enforced, the fair value of derivative financial instruments, the recording of various accruals (including our accrual for restructuring charges), the useful lives of long-lived assets such as property and equipment, income taxes, warranty obligations and potential losses from contingencies and litigation. These estimates are based on management’s knowledge and expectations about current events and actions the company may undertake in the future. Actual results could differ materially from those estimates.

Cash Equivalents

Cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the date of purchase.

Bad Debt Reserves

We evaluate the collectibility of our accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and our historical experience. At June 30, 2004 and 2003, our bad debt reserves were $91 million and $112 million, respectively. We expensed amounts related to bad debt reserves of $4 million, $37 million, and $46 million for fiscal 2004, 2003 and 2002, respectively. During fiscal years 2004, 2003 and 2002, we wrote-off bad debt reserves against gross accounts receivable of approximately $25 million, $39 million and $43 million, respectively.

Investments

Investments consist of marketable debt securities, marketable equity securities and other investments.

Marketable Debt Securities

Investments in marketable debt securities consist primarily of corporate notes and bonds, asset and mortgage backed securities and U.S. government notes and bonds with original maturities beyond three months. Short-term investments are marketable debt securities with maturities of less than one year from the balance sheet date (except cash equivalents), while long-term investments represent all other marketable debt securities. All marketable debt securities are held in Sun’s name and deposited primarily with one major financial institution. Sun’s policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates. We only invest in marketable debt securities with a minimum rating of single A or above from a nationally recognized credit rating agency. At June 30, 2004 and 2003 all of Sun’s marketable debt securities were classified as available-for-sale and were carried at fair market value.

Marketable Equity Securities

Investments in marketable equity securities consist of equity holdings in public companies. Marketable equity securities are initially recorded at cost upon acquisition and are classified as available-for-sale when there are no restrictions on Sun’s ability to liquidate such securities within 12 months. Investments in marketable equity securities were $35 million and $15 million at June 30, 2004 and 2003, respectively. At June 30, 2004, all marketable equity investments were classified as available-for-sale and are included in “Other non-current assets, net” in the Consolidated Balance Sheet. Changes in the fair value of these securities are recognized in “Accumulated other comprehensive income (loss),” net of tax in the Consolidated Statements of Stockholders’ Equity. Net unrealized gains, net of tax, on marketable equity investments were $7 million, $5 million, and none at June 30, 2004, 2003 and 2002, respectively. Marketable equity securities at June 30, 2004 and 2003 were (in millions):

	2004
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities with no unrealized losses	$5	$9	$—	$14
Marketable equity securities with unrealized losses	23	—	(2)	21

Total marketable equity securities	$28	$9	$(2)	$35

	2003
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities with no unrealized losses	$5	$9	$—	$14
Marketable equity securities with unrealized losses	1	—	—	1

Total marketable equity securities	$6	$9	$—	$15

Realized gains on sales of marketable equity securities totaled $2 million, $6 million and $3 million in fiscal 2004, 2003 and 2002, respectively, and are recognized in “Loss on equity investments, net” in the Consolidated Statements of Operations. In addition, we review all marketable equity securities for other than temporary declines in fair value. We consider a marketable equity security to be other-than-temporarily impaired if, as of the end of any quarter, the carrying value of the investment has been greater than the market value for the last six consecutive months. This evaluation is performed on a quarterly basis. Based on our evaluation, if a security is considered to be other than temporarily impaired, an impairment charge is recognized in “Loss on equity investments, net” in the Consolidated Statements of Operations. For fiscal years 2004, 2003 and 2002, none, $8 million and $23 million were recorded as impairment charges related to marketable equity securities, respectively.

Other Investments

Other investments include equity investments in privately-held companies that develop products, markets and services that are strategic to Sun, investments in venture capital funds and other joint ventures, securities lent under our securities lending program and the cash surrender value of life insurance policies.

Our equity investments are generally made in connection with a round of financing with other third-party investors. As the investments in privately-held companies do not permit us to exert significant influence or control over the entity in which we are investing, the recorded amounts generally represent our cost of the investment less any adjustments we make when we determine that an investment’s carrying value is other-than-temporarily impaired. At June 30, 2004, we had approximately 41 investments in various high technology companies. These investments totaled $59 million and $170 million at June 30, 2004 and 2003, respectively, and were included in “Other non-current assets, net” in the Consolidated Balance Sheets.

The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment due to the lack of a mature and stable public market for these securities. In making this judgment, we carefully consider the investee’s most recent financial results, cash position, recent cash flow data, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management or ownership changes, and competition. This process is based primarily on information that we request and receive from these privately-held companies, and is performed on a quarterly basis. Although we evaluate all of our privately-held equity investments for impairment based on the criteria established above, each investment’s net realizable value is only estimated when events or changes in circumstances have occurred that may have a significant effect on its fair value (because the fair value of each investment in not typically readily determinable). Where these factors indicate that the equity investment’s net realizable value is less than its carrying cost, and where we consider such diminution in value to be other than temporary, we record an impairment charge to reduce such equity investment to its estimated net realizable value. Based on our evaluations, we recorded net impairment charges related to our investments in privately-held companies of $67 million, $72 million and $64 million for fiscal 2004, 2003 and 2002, respectively.

Investments in venture capital funds and other joint ventures were $16 million and $22 million at June 30, 2004 and 2003, respectively, and were accounted for using the equity method of accounting. We recorded net income (loss) of $1 million, ($10) million and ($15) million for fiscal 2004, 2003 and 2002, respectively, related to these investments was reflected in “Loss on equity investments, net.”

From time to time, we enter into securities lending agreements with financial institutions to enhance investment income. Selected securities are loaned and are secured by collateral equal to at least 102% of the fair market value of the securities. Collateral is in the form of cash or securities issued or guaranteed by the U.S. Government, and our securities lending agent has provided us with counterparty indemnification in the event of borrower default. Loaned securities continue to be classified as investment assets on the consolidated balance sheet. Cash collateral is recorded as an asset with a corresponding liability. For lending agreements collateralized by securities, no accompanying asset or liability is recorded as we are not permitted to sell or repledge the associated collateral. The maximum amount loaned under Sun’s securities lending program in fiscal 2004 was $1,341 million. As of June 30, 2004, there were no outstanding securities lending transactions.

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

Long-lived Assets

Intangible Assets Other than Goodwill

We review our long-lived assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of an impairment, if any, is calculated based on the excess of the carrying amount over the fair value of those assets.

At June 30, 2004, we had Intangible Assets Other than Goodwill (Other Intangible Assets) with a net book value of approximately $141 million, net of accumulated amortization of $599 million, as compared with a net book value of $114 million, net of accumulated amortization of $525 million at June 30, 2003. See Note 4 for further details.

We recognized impairment expenses related to Other Intangible Assets totaling none in fiscal 2004, $98 million in fiscal 2003 and $6 million in fiscal 2002. The impairment charges in fiscal 2003 and 2002 related to the Product Group segment. These charges were based on a comparison of the fair value of the underlying intangible asset, calculated based on the discounted cash flows expected during the asset’s remaining useful life, to its carrying value.

Goodwill

We adopted Statement of Financial Accounting Standard No. 142 (SFAS 142), “Goodwill and Other Intangible Assets” on July 1, 2001. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on an annual basis (or whenever events occur which may indicate possible impairment). We perform the impairment analysis at one level below the operating segment level (see Note 16) as defined in SFAS 142. This analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists, and (2) measure the amount of impairment.

In testing for a potential impairment of goodwill, SFAS 142 requires us to: (1) allocate goodwill to the various Sun businesses to which the acquired goodwill relates; (2) estimate the fair value of those Sun businesses to which goodwill relates; and (3) determine the carrying value (book value) of those businesses, as some of the assets and liabilities related to those businesses, such as accounts receivable and property and equipment, are not held by those businesses but by functional departments (for example, our Global Sales Organization and Worldwide Operations organization). Prior to this allocation of the assets to the reporting units, we are required to assess long-lived assets for impairment in accordance with SFAS No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Furthermore, if the estimated fair value is less than the carrying value for a particular business, then we are required to estimate the fair value of all identifiable assets and liabilities of the business, in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Only after this process is completed is the amount of goodwill impairment determined.

In estimating the fair value of the businesses with recognized goodwill for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these businesses. Our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. In addition, we make certain judgments about allocating shared assets such as accounts receivable and property and equipment to the estimated balance sheet for those businesses. We also consider our market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date we perform the analysis.

Capitalized Software

Costs related to internally-developed software and software purchased for internal use, which are required to be capitalized pursuant to Statement of Position (SOP) No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” are included in property, plant and equipment under machinery and equipment.

Concentration of Credit Risk

The majority of our cash is maintained with one major financial institution headquartered in the United States. Cash balances with this bank exceed the amount of insurance provided on such deposits. Deposits in foreign countries of approximately $410 million are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions and we have not sustained any credit losses from instruments held at these financial institutions.

Financial instruments that potentially subject Sun to concentrations of credit risk consist principally of marketable securities, foreign exchange contracts, interest rate instruments and trade receivables. The counterparties to the agreements relating to Sun’s investment securities, foreign exchange contracts, and interest rate instruments consist of various major corporations and financial institutions of high credit standing. We do not believe there is significant risk related to non-performance by these counterparties because the amount of credit exposure to any one financial institution and any one type of investment (excluding U.S. government and agency securities) is limited to 5%. The credit risk on receivables due from counterparties related to foreign exchange and currency option contracts was insignificant at June 30, 2004 and 2003. Our trade receivables are derived primarily from sales of computer systems and network storage products and services to end-user customers in diversified industries, as well as various resellers. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary, but generally require no collateral.

Revenue Recognition

Multiple Deliverable Arrangements

Sun enters into revenue arrangements to sell products (hardware and software) and services in which we are obligated to deliver to our customers multiple products and/or services (multiple deliverables). Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables (items) can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met:

•	The delivered item(s) has value to the customer on a standalone basis;

•	There is objective and reliable evidence of the fair value of the undelivered item(s); and

•	If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of Sun.

Items which do not meet these criteria are combined into a single unit of accounting. If there is objective and reliable evidence of fair value for all units of accounting, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values. In cases where there is objective and reliable evidence of the fair value(s) of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), the residual method is used to allocate the arrangement consideration. For units of accounting which include more than one deliverable, we generally defer all revenue for the unit of accounting until the period(s) over which the last undelivered item is delivered. The revenue policies described below are then applied to each unit of accounting.

We recognize revenue when the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the sales price is fixed or determinable; and 4) collectibility is probable. Our standard agreements generally do not include customer acceptance provisions. However, if there is a customer acceptance provision or there is uncertainty about customer acceptance, revenue is deferred until we have evidence of customer acceptance.

Products Revenue

Products revenue for sales to both end-user customers and resellers is generally recognized upon the passage of title if all other revenue recognition criteria have been met. End-user customers generally do not have return rights. Our program offerings to certain of our resellers and distributors (Channel Partners) provide for the limited right to return our product for stock rotation. We reduce revenue for rights to return our product based upon our historical experience with the Channel Partners. In accordance with contractual provisions, we offer price protection to certain of our Channel Partners. We also offer margin protection to our Channel Partners on certain transactions. For our price protection and margin protection programs, we reduce revenue based upon our historical experience. In accordance with contractual provisions, to certain of our Channel Partners we also offer co-operative marketing funds based on a fixed dollar percentage of product sales. We record the amount as a reduction to revenue or as marketing expense when we have evidence of fair value of the advertising benefit received.

In addition, we sell products to leasing companies that, in turn, lease these products to end-users. In transactions where the leasing companies have no recourse to Sun in the event of default by the end-user, we recognize revenue at point of shipment or point of delivery, depending on the shipping terms and if all the other revenue recognition criteria have been met. In arrangements where the leasing companies have full recourse to Sun in the event of default by the end-user (defined as recourse leasing), we recognize both the product revenue and the related cost of the product as the payments are made to the leasing company by the end-user, generally ratably over the lease term. We had deferred revenue and related deferred costs of $16 million and $7 million respectively at June 30, 2004 ($27 million of deferred revenue and $11 million of deferred costs at June 30, 2003), related to recourse leases which will be recognized in future periods.

For revenue arrangements with multiple deliverables that include software products and services as well as any non-software deliverables for which a software deliverable is essential to its functionality, we apply the accounting guidance in SOP 97-2, Software Revenue Recognition in determining the timing of revenue recognition. The criteria assessed include the following: 1) the functionality of the delivered element(s) is not dependent on the undelivered element; 2) there is Sun-specific objective evidence of fair value of the undelivered element(s), and 3) delivery of the delivered element(s) represents the culmination of the earnings process for those element(s). If these criteria are not met, revenue is deferred until such criteria are met or until the last element is delivered.

Services Revenue

Maintenance contract revenue is recognized ratably over the contractual period. Knowledge services revenue is recognized as the services are rendered. Time and material, and fixed price Professional services contract revenue is recognized as the services are rendered, or upon completion of the Professional services contract. If we can reliably evaluate progress to completion (based on total projected hours to be incurred on the Professional services contract as compared with hours already incurred), we recognize the revenue as the services are rendered and recognize the related costs as they are incurred. In instances where we cannot reliably estimate the total projected hours, we recognize revenue upon completion of the Professional services contract. The related costs are deferred and recognized in the same period as the revenue. For fixed price Professional services contracts when the current estimates of total contract revenue and contract cost indicate a loss, the estimated loss is recognized in the period the loss becomes evident.

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

Shipping Costs

Sun’s shipping and handling costs for product sales are included in cost of sales for all periods presented.

Advertising Costs

Advertising costs consist of development and placement costs of our advertising campaigns and are charged to expense when incurred. Advertising expense was $53 million, $84 million, and $124 million for fiscal 2004, 2003, and 2002, respectively.

Self-Insurance

Sun is insured by nationally recognized insurers for certain potential liabilities, including worker’s compensation, general liability, automotive liability, employer’s liability, errors and omissions liability, employment practices liability, property, cargo and crime and directors and officers liability. We have self-insured between $2 and $25 million per occurrence on these lines of coverage. Sun performs an annual actuarial analysis to develop an estimate of amounts to be paid for both claims reported and potential losses on activities that have occurred but have not yet been reported. Loss accruals were $27 million and $24 million as of June 30, 2004 and 2003, respectively.

Computation of Net Loss per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist primarily of stock options.

The following table sets forth the computation of basic and diluted earnings per share for each of the past three fiscal years (in millions, except per share amounts):

	Fiscal Years Ended June 30,
	2004	2003	2002
Net loss	$(388)	$(3,429)	$(587)
Weighted average shares outstanding:
Basic and diluted	3,277	3,190	3,242

Net loss per common share-basic and diluted	$(0.12)	$(1.07)	$(0.18)

U.S. GAAP requires all anti-dilutive securities, including stock options, to be excluded from the diluted earnings per share computation. For fiscal 2004, 2003 and 2002, due to our net loss, all of our outstanding options totaling 603 million, 587 million and 556 million, respectively, were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. If we had earned a profit during fiscal 2004, 2003 and 2002, we would have added 30 million, 28 million and 97 million equivalent shares to our basic weighted average shares outstanding to compute the diluted weighted average shares outstanding.

Stock Option Plans

SFAS No. 123, “Accounting for Stock-Based Compensation,” amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” permits companies to measure compensation cost of stock-based awards based on their estimated fair value at the date of grant and recognize that amount over the related service period. We believe the existing stock option valuation models do not necessarily provide a reliable single measure of the fair value of stock-based awards. Therefore, as permitted by SFAS 148, we apply the existing accounting rules under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. In general, as the exercise price of all options granted under these plans is equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in net income (loss). In addition, under these plans, options to purchase shares of common stock may be granted at less than fair market value, which results in compensation expense equal to the difference between the market value on the date of grant and the purchase price. This expense is recognized in net income (loss) straight-line over the vesting period of the award. As required, we provide pro forma net loss and pro forma net loss per common share disclosures for stock-based awards made during fiscal 2004, 2003 and 2002, as if the fair-value-based method defined in SFAS 123 had been applied.

The fair value of the following stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for fiscal years ended June 30:

	Options			Employee Stock Purchase Plan
	2004	2003	2002	2004	2003	2002
Expected life (in years)	6.4	6.5	6.8	0.5	0.5	0.5
Interest rate	3.42%	3.41%	4.53%	1.28%	1.64%	2.66%
Volatility	67.45%	66.77%	63.08%	56.35%	74.30%	66.87%
Dividend yield	—	—	—	—	—	—

The estimated weighted-average fair value at the grant date for options granted under Sun’s various stock option plans during fiscal 2004, 2003, and 2002 was $2.72, $2.51, and $5.92 per option, respectively. The estimated weighted-average fair value at the date of grant for shares granted under the Employee Stock Purchase Plan during fiscal 2004, 2003 and 2002 was $1.20, $1.75, and $4.37 per option, respectively.

If the fair values of the options granted during a fiscal year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant, stock-based compensation costs would have impacted our pretax loss, after tax loss and net loss per common share for the fiscal years ended at June 30, as follows (in millions, except per share amounts):

	2004	2003	2002
Pro forma net loss:
Net loss after tax	$(388)	$(3,429)	$(587)
Add: stock-based compensation costs included in reported net loss (net of tax effects of none, $14 and $22, respectively)	16	23	33
Deduct: stock-based compensation costs (net of tax effects of none, $377 and $444, respectively) under SFAS 123(1)	(834)	(578)	(680)

Pro forma net loss after tax	$(1,206)	$(3,984)	$(1,234)

Pro forma basic net loss per common share:
Pro forma shares used in the calculation of pro forma net loss per common share-basic and diluted	3,277	3,190	3,242
Pro forma net loss per common share-basic and diluted	$(0.37)	$(1.25)	$(0.38)
Reported net loss per common share-basic and diluted	$(0.12)	$(1.07)	$(0.18)

(1)	The tax effect of 39.5% was not reflected in the fiscal 2004 amount as a result of the uncertainty in realizing our deferred tax assets.

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

Recent Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The provisions of EITF 03-01 will be effective for Sun’s first quarter of fiscal 2005 and will be applied prospectively to all current and future investments. We do not expect the adoption of EITF 03-01 to have a material affect on our results of operations and financial condition. Quantitative and qualitative disclosures for investments accounted for under SFAS 115 were effective for Sun’s fiscal year ended June 30, 2004.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Elements” (EITF 00-21), which addresses certain aspects of accounting for arrangements that include multiple products or services. Specifically this Issue states that in an arrangement with multiple deliverables, the delivered items should be considered a separate unit of accounting if: (1) the delivered items have value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered items; and (3) the arrangement includes a general right of return relative to the delivered item, and delivery or performance of the undelivered items is considered probable and substantially within our control. Additionally, EITF 00-21 states that the consideration should be allocated among the separate units of accounting based upon their relative fair values. If there is objective and reliable evidence of the fair value of the undelivered items in an arrangement but no such evidence for the delivered items, then the residual method should be used to allocate the consideration. Under the residual method, the amount of consideration allocated to the delivered items equals the total consideration less the aggregate fair value of the undelivered items. Accordingly, the application of EITF 00-21 may impact the timing of revenue recognition as well as the allocation between products and services. The adoption of EITF 00-21 for transactions entered into after July 1, 2003 did not have a significant impact on our consolidated financial statements.

3.    Acquisitions

During the three fiscal years ended June 30, 2004, Sun completed 11 acquisitions. Pro forma results of operations have not been presented for any of the acquisitions because the effects of these acquisitions were not material to Sun on either an individual or an aggregate annual basis. The results of operations of each purchase acquisition are included in Sun’s consolidated statements of operations from the date of each acquisition.

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

The amounts allocated to unearned equity compensation were determined in accordance with the method prescribed in FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation.” Under this method, unearned equity compensation related to equity instruments assumed in acquisitions (generally restricted stock and stock options) is calculated as the pro-rata unearned portion of the intrinsic value (the difference between the fair value and the exercise price) of the equity instrument as of the date of acquisition. Subsequent to the acquisition, this amount is recognized as compensation expense as earned, generally classified under either research and development expense or selling, general and administrative expense.

A summary of Sun’s purchase transactions for the three fiscal years ended June 30, 2004, is included in the following table (in millions, except share amounts):

Entity Name and Description of Acquisition	Date	Consideration	Goodwill(1)	Developed Technology(1)	Other Net Assets (Liabilities) and Unearned Compensation	IPRD	Form of Consideration and Other Information
Fiscal 2004 Acquisitions
Kealia, Inc. Next generation server technology	4/04	$92.7	—	$15.9	$7.4	$69.4	• $ • $ • $	64.5 27.6 0.6	11,513,000 shares common stock issued(2) Fair value of 4,968,000 options assumed Cash paid for acquisition costs

Nauticus Networks, Inc. Technology for a high-performance content-switch, including SSL, security, load-balancing and virtualization	1/04	$11.6	$3.6	$16.2	$(8.2)	—	• $	11.6	Cash paid, including acquisition costs
Waveset Technologies, Inc. Identity Management	12/03	$136.3	$77.3	$38.9	$19.9	$0.2	• $ • $	121.5 14.8	Cash paid, including acquisition costs Fair value of 3,492,000 options assumed

CenterRun, Inc. Provisioning technology for data centers	8/03	$64.6	$45.8	$8.5	$10.3	—	• $ • $	63.2 1.4	Cash paid, including acquisition costs Fair value of 374,000 options assumed

Pixo, Inc. Technology-based server software	7/03	$22.7	$17.4	$3.6	$0.7	$1.0	• $	22.7	Cash paid, including acquisition costs
Fiscal 2003 Acquisitions
Pirus Networks, Inc. Storage networking systems	11/02	$166.9	$143.4	$36.0	$(15.8)	$3.3	• $ • $ • $	158.2 7.9 0.8	47,650,000 shares common stock issued Fair value of 2,609,000 options assumed Cash paid for acquisition costs

Terraspring, Inc. Automated networking solutions	11/02	$30.2	$26.7	$3.2	$0.1	$0.2	• $	30.2	Cash paid, including acquisition costs
Afara Websystems, Inc. Next generation, SPARC microprocessor-based technology	7/02	$27.5	—	—	$27.5	—	• $ • $ • $	25.5 1.3 0.7	4,867,000 shares common stock issued Fair value of 210,000 options assumed and 109,000 warrants Cash paid for acquisition costs

Fiscal 2002 Acquisitions
Isopia, Inc. On-Line Training and E-Learning Software	07/01	$66.8	$39.0	$3.7	$20.9	$3.2	• $ • $ • $	28.0 1.3 37.5	1,840,000 exchangeable shares issued Fair value of 1,400,000 options assumed Cash paid, including acquisition costs

Two immaterial acquisitions	09/01 02/02	$14.5	$4.7	$13.6	$(3.8)	—	• $	14.5	Cash paid, including acquisition costs

(1)	Refer to Note 4 for the related impairments of these assets.
(2)	In addition to the purchase price, 3,519,000 shares of Sun’s common stock were issued and are being held in escrow pending the completion of future employment requirements.

The acquisitions in fiscal 2004 of Pixo, Inc. (Pixo), CenterRun, Inc. (CenterRun), Waveset Technologies, Inc. (Waveset), Nauticus Networks, Inc. (Nauticus), and Kealia, Inc. (Kealia) are described below.

Pixo

On July 15, 2003, we acquired Pixo, a privately-held company located in San Jose, California, by means of a merger. Pixo develops Java™ technology-based server software for the mobile device market. We purchased Pixo to strengthen our end-to-end Java content delivery solutions and to facilitate our ability to distribute all types of rich and compelling content to both mobile consumers and the mobile enterprise.

We purchased Pixo for approximately $23 million in cash, including approximately $2 million in transaction costs. The total purchase price was allocated as follows (in millions):

Goodwill	$17
Developed technology	4
Customer base and other intangibles	1
Purchased in-process research and development	1

Total	$23

The developed technology is being amortized on a straight-line basis over a three-year period and is included in cost of sales. Customer base and other intangibles are being amortized on a straight-line basis over a three-year period and is included in selling, general and administrative expenses.

CenterRun

On August 20, 2003, we acquired CenterRun, a privately-held company located in Redwood Shores, California. CenterRun provides provisioning technology for data centers. We acquired CenterRun to enhance our N1™ product line offering. CenterRun was acquired by means of a merger pursuant to which all of the outstanding shares of capital stock of CenterRun were exchanged for cash. In addition, all outstanding options to purchase CenterRun common stock were converted into options to purchase shares of our stock.

We purchased CenterRun for approximately $64 million in cash and $1 million of assumed options, including approximately $1 million in transaction costs. The total purchase price of $65 million was allocated as follows (in millions):

Goodwill	$46
Developed technology	9
Customer base and other intangibles	4
Tangible assets acquired and net liabilities assumed	6

Total	$65

The developed technology is being amortized on a straight-line basis over a three-year period and is included in cost of sales. Customer base and other intangibles are being amortized on a straight-line basis over a three-year period and is included in selling, general and administrative expenses.

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

In addition to the purchase price, the founders of Waveset may earn an additional $16 million based upon their future employment. This will result in compensation expense amortized to research and development expense over the service period of approximately two years.

The developed technology is being amortized on a straight-line basis over a three-year period and is included in cost of sales. Partner relationship and other intangibles are being amortized on a straight-line basis over a three-year period and is included in selling, general and administrative expenses.

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

The developed technology is being amortized on a straight-line basis over a three-year period and is included in cost of sales.

Kealia

On April 12, 2004, we acquired Kealia, a privately-held development stage company based in Palo Alto, California, by means of a merger pursuant to which all of the outstanding shares of capital stock and all outstanding options to purchase Kealia capital stock were exchanged for shares and options of Sun’s common stock. Kealia was established to design and develop advanced computer systems and server technology. In accordance with SFAS No. 141 “Business Combinations,” this transaction was accounted for as a purchase of a group of net assets as defined by EITF Issue No. 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” rather than as a business combination. Accordingly, no goodwill was recorded from this acquisition, as consideration in excess of the fair value of identified assets was allocated pro-rata to the identified intangible assets.

The total purchase price was approximately $93 million and consisted of approximately 16 million shares of Sun’s common stock (issued in the merger or issuable upon exercise of options) including transaction costs of approximately $1 million. The total purchase price was allocated as follows (in millions):

Assembled workforce	$12
Developed technology	16
Purchased in-process research and development	69
Unearned stock-based compensation	17
Tangible assets acquired and net liabilities assumed	(21)

Total	$93

In addition to the purchase price, the founder of Kealia may earn an additional 4 million shares of Sun’s common stock (with an intrinsic value of approximately $17 million as of the closing date) based upon continued future employment. This may result in compensation expense over the future employment period.

The assembled workforce and developed technology are being amortized on a straight-line basis over a three-year period and is included in research and development expenses.

4.    Goodwill and Other Acquisition-Related Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the years ended June 30, 2004 and 2003, by reportable segment, are as follows (in millions):

	Product Group	Sun Services	Total
Balance as of June 30, 2002	$2,116	$66	$2,182
Goodwill acquired during the period	151	20	171
Impairments	(2,027)	—	(2,027)

Balance as of June 30, 2003	240	86	326
Goodwill acquired during the period	99	45	144
Utilization of acquired deferred tax assets	(13)	(2)	(15)
Impairments	—	(49)	(49)

Balance as of June 30, 2004	$326	$80	$406

During fiscal 2004, we recognized an impairment expense of $49 million to write-off all of the recorded goodwill in the Knowledge services reporting unit. During fiscal 2004, we also released valuation allowances of approximately $18 million recorded on acquired deferred tax assets which are being realized as a result of income generated by the Microsoft settlement. In accordance with SFAS 109, “Accounting for Income Taxes” we applied this first to reduce goodwill related to the acquired companies (in the amount of $15 million) and next to reduce other acquisition-related intangible assets (in the amount of $3 million).

During fiscal 2003, we recognized an impairment expense of $2,125 million. As discussed further below, this impairment related to three different types of intangible assets: (1) goodwill ($2,027 million); (2) other acquisition-related intangible assets ($42 million); and (3) a revenue generating technology license ($56 million).

We perform the impairment analysis at one level below the operating segment level (Note 16) as defined in SFAS 142. This analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists; and (2) measure the amount of impairment. SFAS 142 requires that we estimate the fair value of our reporting units as compared with their estimated book value. If the estimated fair value of a reporting unit is less than the estimated book value, then an impairment is deemed to have occurred. In estimating the fair value of our reporting units, we primarily use the income approach (which utilizes forecasted discounted cash flows to estimate the fair value of the reporting unit) and the market approach (which estimates fair value based on market prices for comparable companies). We also consider our total market capitalization as of each date on which we conclude an analysis is required, and our average market capitalization for a period of time prior to and subsequent to each date on which we conclude an analysis is required, to adequately consider the impact of volatility on market capitalization on that day. As required by SFAS 142, prior to conducting our goodwill impairment analysis, we assess long-lived assets for impairment in accordance with SFAS 144.

We performed our fiscal 2004 annual analysis in the fourth quarter of fiscal 2004. Based on our estimates of forecasted discounted cash flows as well as our market capitalization at that time, we concluded that the goodwill in our Knowledge services reporting unit was impaired. The lower discounted cash flows attributable to our Knowledge services reporting unit in fiscal 2004 were primarily due to a decrease in forecasted revenue and gross margin, mostly resulting from the end-of-life of new Enterprise Learning Platform licensing and hosting agreements, as well as reduced expectations for other products. In measuring the amount of goodwill impairment, we did not make a hypothetical allocation of the estimated fair value of this reporting unit to the tangible and intangible assets (other than goodwill) within the reporting unit (as required by SFAS 142). We did not make such a hypothetical allocation as: (1) the estimated fair value of the reporting unit based on our estimates of forecasted discounted cash flows as well as our market capitalization was negative; and (2) any allocation of such negative fair value would have resulted in no implied value of the existing goodwill. As a result, we concluded that all of the recorded goodwill in the Knowledge services reporting unit was impaired and needed to be expensed as a non-cash charge to continuing operations during the fourth quarter of 2004. Approximately $39 million and $7 million of the impairment related to goodwill acquired from our acquisitions of ISOPIA, Inc. and Ed Learning Systems, Inc., respectively.

When we conducted our fiscal 2003 annual analysis in the fourth quarter of fiscal 2003, we concluded at that time that we did not have any impairment of goodwill based on our then forecasted discounted cash flows as well as our market capitalization. However, we did record impairment charges to goodwill during the second quarter of fiscal 2003, as described below.

In October 2002, based on a combination of factors, particularly: (1) our current and projected operating results; (2) our decision to reduce our workforce and eliminate excess facility space; and (3) our then current market capitalization, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded goodwill balance was impaired. When we performed the analysis in October 2002, the estimated fair value of our reporting units decreased because our current forecasted discounted cash flows and market capitalization were lower than at the time of our previous analysis. Based on this analysis, we concluded that the goodwill in our Volume Systems and Network Storage reporting units was impaired. As required by SFAS 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of the reporting units to the tangible and intangible assets (other than goodwill) within these reporting units. Based on this allocation, we concluded that all of the recorded goodwill in the Volume Systems reporting unit ($1,566 million) and the Network Storage reporting unit ($461 million) was impaired and needed to be expensed as a non-cash charge to continuing operations during the second quarter of fiscal 2003. Approximately $1,560 million and $360 million of the impairment related to goodwill acquired from our acquisitions of Cobalt Networks, Inc. and HighGround Systems, Inc., respectively.

Reporting units in our Product Group segment accounted for approximately 80% of the carrying value of our goodwill at June 30, 2004.

Other Acquisition-Related Intangible Assets

In April 2004, due to (1) our reorganization plans; (2) certain decisions made regarding the utilization of acquired technologies and other intangible assets; and (3) decreases in cash flow projections related to certain acquired technologies and other intangible assets; we concluded there were sufficient indicators to require us to perform an analysis to assess whether any portion of our Other Intangible Assets balance was impaired. As a result of this analysis, we determined that no impairment charges were necessary at that time.

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

Information regarding our other acquisition-related intangible assets is as follows (in millions):

	Gross Carrying Amount				Accumulated Amortization				Net
	June 30, 2003	Additions	Impairments	June 30, 2004	June 30, 2003	Additions	Impairments	June 30, 2004	June 30, 2004
Developed technology	$300	$83	$—	$383	$(256)	$(39)	$—	$(295)	$88
Customer base	43	7	—	50	(42)	(3)	—	(45)	5
Acquired workforce and other	74	12	—	86	(28)	(24)	—	(52)	34

	$417	$102	$—	$519	$(326)	$(66)	$—	$(392)	$127

	Gross Carrying Amount				Accumulated Amortization				Net
	June 30, 2002	Additions	Impairments	June 30, 2003	June 30, 2002	Additions	Impairments	June 30, 2003	June 30, 2003
Developed technology	$308	$39	$(47)	$300	$(224)	$(46)	$14	$(256)	$44
Customer base	51	—	(8)	43	(34)	(8)	—	(42)	1
Acquired workforce and other	7	68	(1)	74	(4)	(24)	—	(28)	46

	$366	$107	$(56)	$417	$(262)	$(78)	$14	$(326)	$91

Amortization expense of other acquisition-related intangible assets was $66 million, $78 million and $72 million for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

The amortization period of the intangible assets acquired through business combinations ranges from two to five years.

Estimated amortization expense for other acquisition-related intangible assets on our June 30, 2004 balance sheet for the fiscal years ending June 30, is as follows (in millions):

2005	$72
2006	39
2007	16

$127

Revenue Generating Technology License

As of June 30, 2004, we had an intangible asset associated with a revenue generating technology license, which was acquired as part of the Strategic Alliance with Time Warner in fiscal 1999 (discussed in Note 5), with a net book value of $14 million, net of accumulated amortization of $208 million, as compared with a net book value of $23 million, net of accumulated amortization of $199 million at June 30, 2003. We recorded amortization expense of $9 million, $32 million, and $56 million on this technology license for the fiscal years ended June 30, 2004, 2003, and 2002, respectively.

Based on the considerations outlined in the previous discussion on goodwill, in October 2002, we concluded that sufficient indicators existed to require us to perform an analysis in accordance with SFAS 144 to assess whether a portion of the technology license was impaired. Based on our impairment analysis, we concluded that the carrying value of the intangible asset was impaired. Accordingly, we recognized a non-cash impairment expense of $56 million related to this technology license during fiscal 2003.

5.    Strategic Alliance with America Online, Inc.

On November 23, 1998, Sun and America Online, Inc., which is now Time Warner Inc. (Time Warner), entered into a strategic alliance consisting of several agreements between the parties (the “Strategic Alliance”). The Strategic Alliance commenced on March 17, 1999 and expired March 17, 2002. A summary of the significant terms of the Strategic Alliance is discussed below.

Under the Strategic Alliance, Sun and Time Warner agreed to collaboratively develop, market, and sell client and server software, and collaboratively develop a Time Warner-specific Java technology-based environment that would enable Time Warner services to be accessed through a variety of hardware devices. The Strategic Alliance provided that, over its term, Time Warner and Sun would develop and market client software and network application and server software based, in part, on Netscape code, on Sun code and technology, and certain Time Warner service features to business enterprises. In addition, Time Warner and Sun agreed to coordinate their sales efforts with respect to designated Time Warner, Netscape, Sun and collaboratively developed client server and network application and server software and associated services.

Under the terms of the Strategic Alliance, Sun committed that the total amount collected by or on behalf of Time Warner from the sale or license of certain Time Warner, Netscape and collaboratively developed software products would not be less than approximately $975 million over the three year term of the Strategic Alliance.

In addition, the terms of the Strategic Alliance required Sun to pay $278 million for related intellectual property rights and licenses granted to Sun by Time Warner. This software license was initially amortized in cost of sales over a five year estimated useful life. In conjunction with our SFAS 144 impairment analysis in October 2002, we evaluated the remaining useful life of the software license and determined that the remaining net book value of $27 million should be amortized over an estimated useful life of three years. Sun also committed to purchase approximately $90 million in marketing and advertising during the term of the Strategic Alliance. Finally, Time Warner committed to purchase approximately $300 million (up to approximately $500 million at list price) in Sun equipment and services, net of discounts of up to 40% of list price.

Subsequently, Sun and Time Warner amended the agreements comprising the Strategic Alliance. The first amendment, in June 2000, increased Time Warner’s commitment to purchase Sun equipment by approximately $250 million (up to approximately $420 million at list price), net of discounts of up to 40%. In September 2001, in order to ensure an effective transition upon expiration, the terms were modified to give Sun operational control of the Strategic Alliance during the remaining six month term. This second amendment also fixed and accelerated the payment obligations that were otherwise due by the parties through March 2002.

Following expiration of the Strategic Alliance on March 17, 2002, Sun retained rights equivalent to ownership of intellectual property developed by the Strategic Alliance, subject to Time Warner’s license rights; Sun retained broad licensing rights to intellectual property that existed prior to the formation of the Strategic Alliance; and Sun retained limited licensing rights to certain third party intellectual property. As of June 30, 2002, Sun had no financial obligations to Time Warner under the Strategic Alliance.

Time Warner is considered a related party because James L. Barksdale, the former President and Chief Executive Officer of Netscape Communications Corporation is a member of the Board of Directors of both Sun and Time Warner.

6.    Restructuring Charges and Workforce Rebalancing Efforts

In March 2004, our Board of Directors and management approved a plan to reduce our cost structure and improve operating efficiencies by reducing our workforce, exiting facilities, and implementing productivity improvement initiatives and expense reduction measures (Fiscal 2004 Restructuring Plan). This plan includes reducing our workforce by at least 3,300 employees across all levels, business functions, operating units, and geographic regions, eliminating excess facility capacity in light of revised facility requirements, and other actions. In accordance with SFAS No. 112

“Employers’ Accounting for Post Employment Benefits” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), in fiscal 2004 we recognized a total of $343 million in charges associated with the Fiscal 2004 Restructuring Plan (consisting of a $215 million workforce reduction charge and a $128 million excess facility charge). Of the estimated 3,300 employees, approximately 250 employees were terminated as of June 30, 2004. As a result, the cost benefits associated with our workforce reduction activities will not be completely realized until fiscal 2005.

During the second half of fiscal 2004, the charge relating to the consolidation of excess facilities included:

•	$95 million of estimated future obligations for non-cancelable lease payments (net of estimated sublease income of $35 million) or termination fees resulting from exiting excess rental facilities. We estimated the cost of exiting and terminating the facility leases by referring to the contractual terms of the agreements and by evaluating the current real estate market conditions. In addition, we intend to sublease certain leased facilities and have estimated the sublease income by evaluating the current real estate market conditions or, where applicable, by referring to amounts being negotiated; and

•	$33 million for the impairment of property and equipment (primarily leasehold improvements) for which there are insufficient cash flows to support the carrying cost. The property and equipment impairment was determined based on the difference between the assets’ estimated fair value and their carrying value.

We expect to record additional charges related to our workforce and facilities reductions primarily over the next several quarters, the timing of which will depend upon the timing of notification of the remaining employees leaving the company as determined by local employment laws and as we exit facilities. Certain costs related to the facilities reductions that do not meet the initial recognition criteria of SFAS 146 will be expensed as they are incurred and will be reflected as restructuring charges in our Consolidated Statement of Operations.

In addition, as part of the Fiscal 2004 Restructuring Plan, we anticipate incurring additional charges associated with productivity improvement initiatives and expense reduction measures. The total amount and timing of these charges will depend upon the nature, timing, and extent of these future actions.

Fiscal 2003 Restructuring Plan

In October 2002, we committed to and began implementing a workforce reduction and facility exit plan (Fiscal 2003 Restructuring Plan). The goal of this plan was to reduce costs and improve operating efficiencies in order to adjust to the current business environment. We implemented the plan by reducing our workforce by approximately 3,200 employees across all employee levels, business functions, operating units, and geographic regions and eliminating excess facility capacity in light of revised facility requirements. In accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” we recognized $308 million in restructuring charges associated with the Fiscal 2003 Restructuring Plan (consisting of a $176 million workforce reduction charge and a $132 million excess facility charge).

During the second quarter of fiscal 2003, the charge of $132 million relating to the consolidation of excess facilities included:

•	$114 million of estimated future obligations for non-cancelable lease payments or termination fees resulting from exiting excess rental facilities. We estimated the cost of exiting and terminating the facility leases by referring to the contractual terms of the agreements and by evaluating the current real estate market conditions. In addition, we intend to sublease certain leased facilities and estimated the sublease income by evaluating the current real estate market conditions or, where applicable, by referring to amounts being negotiated; and

•	$18 million for the impairment of property and equipment (primarily leasehold improvements) for which there are insufficient cash flows to support the carrying cost. The property and equipment impairment was determined based on the difference between the assets’ estimated fair value and their carrying value.

All facilities relating to the amounts accrued under the restructuring were exited by the end of the fiscal year ended June 30, 2004.

As of June 30, 2004, substantially all employees to be terminated as a result of the restructuring had been notified. While most of the severance and related fringe benefits have been paid, in accordance with local employment laws, we expect to pay the remaining restructuring accrual related to severance over the next few quarters.

Fiscal 2002 Restructuring Plan

In the second quarter of fiscal 2002, we implemented a workforce reduction and facility exit plan, which resulted in a charge of $511 million (consisting of a $146 million workforce reduction charge and a $365 million excess facility charge). The goal of the restructuring was to reduce costs and improve operating efficiencies in order to adjust to the then current business environment. Specifically, we reduced our workforce by approximately 9% (or 3,400 employees and 500 contractors) across all employee levels, business functions, operating units, and geographic regions and eliminated excess facilities in light of revised facility requirements.

During the second quarter of fiscal 2002, the charge of $365 million related to the consolidation of excess facilities included:

•	$282 million of estimated future obligations for non-cancelable lease payments or termination fees resulting from exiting excess leased facilities. Our estimate of the cost of exiting and terminating the facility leases was based on the contractual terms of the agreements and then current commercial real estate market conditions. In addition, we intend to sublease certain leased facilities and estimated the sublease income based on then current real estate market conditions or, where applicable, amounts being negotiated;

•	$66 million for the impairment of in-process construction costs related to the termination of certain building construction projects; and

•	$17 million for the impairment of property and equipment (primarily leasehold improvements) that were no longer in use. The property and equipment impairment was determined based on the difference between the assets’ estimated fair value and their carrying value.

All facilities relating to the amounts accrued under the restructuring were exited by December 31, 2002.

During the second half of fiscal 2002, we reduced our initial estimate, primarily to reflect the settlement of certain lease obligations, and recorded an adjustment of $20 million. During fiscal 2003, we increased our estimate and recorded an adjustment of $38 million which reflected a decrease in the estimate of sublease income due to the deterioration of certain commercial real estate markets.

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

The following table sets forth an analysis of the restructuring accrual activity for the fiscal years ended June 30, 2004, 2003 and 2002 (in millions):

	Fiscal 2004 Restructuring Plan		Fiscal 2003 Restructuring Plan		Fiscal 2002 Restructuring Plan		Fiscal 2001 Facility Exit Plan	Total
	Severance and Benefits	Facilities Related and Other	Severance and Benefits	Facilities Related	Severance and Benefits	Facilities Related	Facilities Related
Balance as of June 30, 2001	$—	$—	$—	$—	$—	$—	$46	$46
Severance and benefits	—	—	—	—	146	—	—	146
Accrued lease costs	—	—	—	—	—	282	—	282
Property and equipment impairment	—	—	—	—	—	83	—	83
Provision adjustments	—	—	—	—	—	(20)	26	6

Total restructuring charges	—	—	—	—	146	345	26	517
Cash paid	—	—	—	—	(127)	(93)	(19)	(239)
Non-cash	—	—	—	—	—	(83)	—	(83)

Balance as of June 30, 2002	—	—	—	—	19	169	53	241
Severance and benefits	—	—	176	—	—	—	—	176
Accrued lease costs	—	—	—	114	—	—	—	114
Property and equipment impairment	—	—	—	18	—	—	—	18
Provision adjustments	—	—	(4)	(4)	(2)	40	33	63

Total restructuring charges	—	—	172	128	(2)	40	33	371
Cash paid	—	—	(148)	(5)	(17)	(31)	(26)	(227)
Non-cash	—	—	—	(13)	—	3	—	(10)

Balance as of June 30, 2003	—	—	24	110	—	181	60	375
Severance and benefits	215	—	—	—	—	—	—	215
Accrued lease costs	—	95	—	—	—	—	—	95
Property and equipment impairment	—	33	—	—	—	—	—	33
Provision adjustments	—	—	(3)	(3)	—	—	7	1

Total restructuring charges	215	128	(3)	(3)	—	—	7	344
Cash paid	(49)	(6)	(21)	(19)	—	(28)	(23)	(146)
Non-cash	—	(34)	1	2	—	—	1	(30)

Balance as of June 30, 2004	$166	$88	$1	$90	$—	$153	$45	$543

Our accrued liability for all four plans as of June 30, 2004 was net of approximately $94 million of estimated sublease income to be generated from sublease contracts not yet negotiated. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties. The amounts we have accrued represents our best estimate of the obligations we expect to incur in connection with these plans, but could be subject to change. Adjustments may be required as conditions and facts change throughout the implementation period.

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. Our accrual as of June 30, 2004 for facility related leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2018. As of June 30, 2004, $273 million of the $543 million restructuring accrual was classified as current and the remaining $270 million was classified as non-current.

The above restructuring charges are based on estimates that are subject to change. Changes to the previous estimates have been reflected as “Provision adjustments” on the above table in the period the changes in estimates were made.

Workforce Rebalancing Efforts

Prior to the announcement of our Fiscal 2004 Restructuring Plan, we had initiated certain workforce rebalancing efforts during the first six months of fiscal 2004. As a result, we incurred $55 million of separation costs during this period. Approximately $3 million, $14 million, and $38 million of these separation costs were included in cost of sales, research and development and selling, general and administrative expenses, respectively. The remaining accrual of $1 million at June 30, 2004 is expected to be paid in the first half of fiscal 2005.

7.    Balance Sheet Details

Inventories

At June 30, Inventories consisted of the following (in millions):

	2004	2003
Raw materials	$78	$93
Work in process	131	134
Finished goods	255	189

	$464	$416

As of June 30, 2004, inventory in-transit was $179 million as compared with $133 million at June 30, 2003. As of June 30, 2004 and 2003, our inventory balances were net of write-downs of approximately $48 million and $61 million, respectively.

Prepaid Expenses and Other Current Assets

At June 30, Prepaid expenses and other current assets consisted of the following (in millions):

	2004	2003
Refundable income taxes	$222	$302
Other prepaid expenses and other current assets	615	485

	$837	$787

Property, Plant and Equipment, net

At June 30, Property, plant, and equipment, net, consisted of the following (in millions):

	2004	2003
Machinery and equipment	$2,787	$2,809
Land, buildings, and building improvements	1,490	1,413
Leasehold improvements	493	480
Furniture and fixtures	264	264

	5,034	4,966
Less accumulated depreciation and amortization	(3,038)	(2,699)

	$1,996	$2,267

Property, plant and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets. The useful lives for machinery and equipment range from one to ten years, buildings and building improvements range from seven to 25 years, leasehold improvements are over the applicable lease term and furniture and fixtures of five years. Land is not depreciated.

Depreciation expense was $589 million, $653 million, and $790 million for fiscal 2004, 2003 and 2002, respectively.

Other Non-Current Assets, net

At June 30, Other non-current assets, net, consisted of the following (in millions):

	2004	2003
Marketable equity securities and other equity securities	$111	$207
Spares, net	214	250
Interest-rate swap agreements	127	234
Other	212	152

	$664	$843

Spare parts are amortized using the straight-line method over their useful lives of three years. Amortization expense for fiscal 2004, 2003, and 2002 was $108 million, $192 million, and $128 million, respectively. For further discussion on interest-rate swaps agreements, see Notes 8 and 9.

Accrued Liabilities and Other

At June 30, Accrued liabilities and other consisted of the following (in millions):

	2004	2003
Income taxes payable	$297	$70
Restructuring accrual	273	123
Other accrued liabilities and other	738	834

	$1,308	$1,027

Deferred Revenues

At June 30, Deferred revenues consisted of the following (in millions):

	2004	2003
Current deferred service revenues	$1,140	$1,066
Current other deferred revenues	477	387

Current deferred revenues	1,617	1,453
Long-term deferred service revenues	472	374
Long-term other deferred revenues	85	76

Long-term deferred revenues	557	450

Total deferred revenues	$2,174	$1,903

Deferred service revenues consist primarily of billings to our customers related to: (1) maintenance contract revenue, which is recognized ratably over the contractual period; (2) Knowledge services revenue, which is recognized as the services are rendered; (3) time and material Professional service contract revenue, which is recognized as the services are rendered; and (4) fixed price Professional services contract revenue, which is recognized as the services are rendered or upon completion of the Professional services contract.

Other deferred revenue primarily comprised revenue deferred in connection with product installations, software OEM sales and customer deposits.

Warranty Reserve

We accrue for our product warranty costs at the time of shipment. Product warranty costs are estimated based upon our historical experience and specific identification of the products requirements.

The following table sets forth an analysis of the warranty reserve activity (in millions):

	June 30, 2003	Charged to Costs and Expenses	Utilization	June 30, 2004
Warranty reserve	$267	$331	$(346)	$252

	June 30, 2002	Charged to Costs and Expenses	Utilization	June 30, 2003
Warranty reserve	$284	$375	$(392)	$267

Accumulated Other Comprehensive Income (Loss)

At June 30, the components of Accumulated other comprehensive income (loss), reflected in the Consolidated Statements of Stockholders’ Equity, net of related taxes, consisted of the following (in millions):

	2004	2003	2002
Unrealized gains (losses) on investments, net	$(17)	$31	$25
Unrealized gains (losses) on derivative instruments, net	(6)	(20)	(31)
Cumulative translation adjustments, net	196	166	(25)

	$173	$177	$(31)

At June 30, the net change in unrealized gains (losses) on available-for-sale securities, net of related taxes, consisted of the following (in millions):

	2004	2003	2002
Net unrealized gains (losses) arising during the period, net of tax (benefit) expense of $(8), $13, and $18 in 2004, 2003, and 2002, respectively	$(52)	$20	$28
Add (gains) losses:
Included in net loss for the period, net of tax expense of none, $(12), and $(46) in 2004, 2003, and 2002, respectively	4	(19)	(70)
Written off due to impairment, net of tax benefit of none, $3, and $9 in 2004, 2003, and 2002, respectively	—	5	14

Net change in unrealized gains (losses) on available-for-sale securities	$(48)	$6	$(28)

8.    Fair Value of Financial Instruments

Cash equivalents and accounts receivable are carried at cost as this approximates fair value due to their short term nature. The fair value of long-term debt was estimated based on current interest rates available to Sun for debt instruments with similar terms, degrees of risk, and remaining maturities. The estimated fair value of forward foreign currency exchange contracts is based on the estimated amount at which they could be settled based on market exchange rates. The fair value of foreign currency option contracts and the interest-rate swap agreements is obtained from dealer quotes and represents the estimated amount we would receive or pay to terminate the agreements. However, analysis of market data is required to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange.

At June 30, the fair values of Sun’s short-term and long-term marketable debt securities were as follows (in millions):

	2004
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value of Securities with Unrealized Losses
Corporate notes and bonds	$1,405	$3	$(7)	$1,401	$769
Asset and mortgage-backed securities	2,204	3	(16)	2,191	1,675
U.S. government notes and bonds	1,844	2	(8)	1,838	1,052
Money market funds	1,693	—	—	1,693	—
State and local government debt	16	—	—	16	8
Other	21	—	—	21	10

Total marketable securities	$7,183	$8	$(31)	$7,160	$3,514

Less cash equivalents				(1,693)

Total marketable debt securities				5,467
Less short-term portion				(1,460)

Total long-term marketable debt securities				$4,007

	2003
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value of Securities with Unrealized Losses
Corporate notes and bonds	$1,310	$17	$—	$1,327	$160
Asset and mortgage-backed securities	1,252	12	(4)	1,260	520
U.S. government notes and bonds	1,124	7	(1)	1,130	171
Money market funds	1,473	—	—	1,473	—
State and local government debt	8	—	—	8	—

Total marketable securities	$5,167	$36	$(5)	$5,198	$851

Less cash equivalents				(1,472)

Total marketable debt securities				3,726
Less short-term portion				(1,047)

Total long-term marketable debt securities				$2,679

All securities with unrealized losses have primarily been in loss positions for less than 12 months. We only invest in debt securities with a minimum rating of single A or above from a nationally recognized credit rating agency. At June 30, 2004, we had investments in debt instruments of three issuers exceeding 2% of the fair market value of our marketable debt securities of $7,160 million. At June 30, 2004, investment concentration by issuer was as follows (dollars in millions):

Issuer	Fair Value ($)	Fair Value (%)
U.S. Treasuries	$1,004	14%
Federal National Mortgage Association	818	11%
Federal Home Loan Bank	629	9%
All others(1)	4,709	66%

	$7,160	100%

(1)	Investments in all other issuers were, individually, less than $143 million or 2% of the fair market value of our marketable debt securities of $7,160 million.

Net realized gains (losses) (before taxes) on marketable debt securities totaled $(6) million, $32 million and $114 million in fiscal 2004, 2003 and 2002, respectively. The cost of securities sold was determined based on the specific identification method.

At June 30, 2004, the cost and estimated fair values of short-term and long-term marketable debt securities (excluding cash equivalents) by contractual maturity were as follows (in millions):

	Cost	Fair Value
Less than one year	$1,463	$1,460
Mature in 1-2 years	1,072	1,068
Mature in 3-5 years	2,091	2,080
Mature after 5 years	864	859

Total	$5,490	$5,467

Mortgage-backed assets were allocated based on their contractual maturity.

At June 30, the fair value of Sun’s borrowing arrangements and other financial instruments was as follows (in millions):

	2004 Asset (Liability)		2003 Asset (Liability)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt and short-term borrowings	$(257)	$(251)	$—	$—
7.0-7.65% Senior Debt	(1,175)	(1,126)	(1,531)	(1,500)
Forward foreign exchange contracts	(4)	(4)	(49)	(49)
Foreign currency option contracts	3	3	4	4
Interest-rate swap agreements (non-current portion of $127 and $234 in fiscal 2004 and 2003, respectively)	134	134	234	234

9.    Derivative Financial Instruments

We have interest rate swaps that are designated and qualify as fair value hedges. The gains or losses on the derivative instruments as well as the offsetting gains or losses on the hedged items attributable to the hedged risk are recognized in earnings in the current period.

We enter into foreign exchange forward and option contracts that are designated and qualify as cash flow hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Changes in the fair value of the effective portion of these outstanding forward and option contracts are recognized in Other Comprehensive Income (OCI). These amounts are reclassified from OCI and recognized in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. Gains or losses resulting from changes in forecast probability were not material during fiscal 2004, 2003 and 2002.

Changes in the ineffective portion of a derivative instrument are recognized in earnings (classified in selling, general and administrative expense) in the current period. Effectiveness for forward cash flow hedge contracts is measured by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction. The fair market value of the hedged exposure is presumed to be the market value of the hedge instrument when critical terms match. Ineffectiveness in 2004, 2003 and 2002 was not significant.

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

Our hedging contracts are primarily intended to protect against changes in the value of the U.S. dollar. Accordingly, for forecasted transactions, U.S. dollar functional subsidiaries hedge foreign currency revenues and non-U.S. dollar functional subsidiaries selling in foreign currencies hedge U.S. dollar inventory purchases. OCI associated with hedges of foreign currency sales is reclassified into revenue upon shipment and OCI related to inventory purchases is reclassified into cost of sales in the period that inventory is sold. All values reported in OCI at June 30, 2004 will be reclassified to earnings within 12 months.

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

Interest Rate Risk Management.    We are exposed to interest rate risk from both investments and debt. We have hedged against the risk of changes in fair value associated with our fixed rate Senior Notes (Note 10) by entering into 10 fixed-to-variable interest rate swap agreements, designated as fair value hedges, with a total notional amount of $1.3 billion as of June 30, 2004. We assume no ineffectiveness as each interest rate swap meets the short-cut method requirements under SFAS 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the interest rate swaps are offset by changes in the fair value of the debt, both reported in interest expense, and no net gain or loss is recognized in earnings.

Accumulated Derivative Gains or Losses.    The following table summarizes activity in OCI, net of related taxes, related to foreign exchange derivatives held by Sun during the fiscal years ended June 30, (in millions):

	2004	2003	2002
Unrealized gain (loss), net, on derivative instruments, at beginning of period	$(20)	$(31)	$15
Decrease in fair value of derivatives, net of taxes	(13)	(60)	(66)
(Gains) / losses reclassified from OCI:
Revenues	21	56	23
Cost of sales	6	15	(3)

Unrealized loss, net, on derivative instruments, at end of period	$(6)	$(20)	$(31)

10.    Borrowing Arrangements

At June 30, 2004 and 2003, Sun and its subsidiaries had uncommitted lines of credit aggregating approximately $566 million and $647 million, respectively. No amounts were drawn from these lines of credit as of June 30, 2004 and 2003. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

In August 1999, we issued $1.5 billion of unsecured senior debt securities in four tranches (the “Senior Notes”). The Senior Notes consist of the following notes: $200 million (paid on August 15, 2002 and bearing interest at 7%); $250 million (due and paid on August 15, 2004 and bearing interest at 7.35%); $500 million (due on August 15, 2006 and bearing interest at 7.5%); and $550 million (due on August 15, 2009 and bearing interest at 7.65%). Interest on the Senior Notes is payable semi-annually. We may redeem all or any part of any tranche of the Senior Notes at any time at a price equal to 100% of the principal plus accrued and unpaid interest in addition to an amount determined by a quotation agent, representing the present value of the remaining scheduled payments. The Senior Notes are subject to compliance with certain covenants that do not contain financial ratios. We are currently in compliance with these covenants. If we failed to be in compliance with these covenants, the trustee of the Senior Notes or holders of not less than 25% in principal amount of the Senior Notes would have the ability to demand immediate payment of all amounts outstanding. As discussed in Note 9, we also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest associated with the Senior Notes effectively becomes variable. In addition, we currently have effective shelf registration statements on file with the Securities and Exchange Commission that permit us to offer an additional $2.5 billion of debt securities and common and preferred stock in one or more separate series, in amounts, at prices, and on terms to be set forth in the prospectus contained in these registration statements and in one or more supplements to the prospectus. However, there is no guarantee that we will be able to raise money under these shelf registration statements.

Interest expense on Sun’s borrowings was $37 million in fiscal 2004, $43 million in fiscal 2003, and $58 million in fiscal 2002.

11.    Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are determined based on the difference between the U.S. GAAP financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

In the fiscal years ended June 30, income (loss) before income taxes and the provision (benefit) for income taxes consisted of the following (in millions):

	2004	2003	2002
Income (loss) before income taxes:
United States	$448	$(2,705)	$(1,078)
Foreign	(11)	52	30

Total income (loss) before income taxes	$437	$(2,653)	$(1,048)

Provision (benefit) for income taxes:
Current:
United States federal(1)	$82	$—	$81
State(2)	7	24	5
Foreign(3)	97	46	126

Total current income taxes	186	70	212
Deferred:
United States federal	284	536	(529)
State	286	168	(137)
Foreign	69	2	(7)

Total deferred income taxes	639	706	(673)

Provision (benefit) for income taxes	$825	$776	$(461)

(1)	Net of $310 million tax benefit of operating loss carryforwards in fiscal 2004.

(2)	Net of $54 million tax benefit of operating loss and tax credit carryforwards in fiscal 2004.

(3)	Net of $26 million of tax credit carryforwards in fiscal 2004.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our deferred tax assets and liabilities, at June 30, were as follows (in millions):

	2004	2003
Deferred tax assets:
Inventory valuation	$65	$80
Reserves and other accrued expenses	231	280
Compensation not currently deductible	78	78
Net operating loss carryforwards	118	226
Deferred revenue	236	106
Tax credits carryforward	620	535
Investment impairments	118	95
Restructuring reserves	114	105
Acquisition-related intangibles	122	144
Tax credits on undistributed profits of subsidiaries	921	844
Other	251	214

Gross deferred tax assets	2,874	2,707
Valuation allowance	(1,750)	(1,090)

Realizable deferred tax assets	1,124	1,617
Deferred tax liabilities:
Net undistributed profits of subsidiaries	(1,128)	(989)
Acquisition-related intangibles	(45)	(38)
Unrealized gain on investments	(50)	(8)

Gross deferred tax liabilities	(1,223)	(1,035)

Net deferred tax assets (liabilities)	$(99)	$582

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the difference, for fiscal years ended June 30, were as follows (in millions):

	2004	2003	2002
Expected tax rate at 35%	$153	$(929)	$(366)
State income taxes, net of federal tax benefit	190	125	(87)
Foreign earnings permanently reinvested in foreign operations	135	30	39
Foreign income taxes in excess of U.S. rate	(8)	—	—
Goodwill impairment/amortization	3	693	—
Acquired in-process research and development	25	1	—
R&D credit	(33)	(24)	(53)
Utilization of acquired net operating loss carryforwards	18	—	—
Valuation allowance	339	911	—
Other	3	(31)	6

Provision (benefit) for income taxes	$825	$776	$(461)

As of June 30, 2004, Sun had unrecognized deferred tax liabilities of approximately $328 million related to approximately $1,099 million of cumulative net undistributed earnings of foreign subsidiaries. These earnings are considered to be permanently invested in operations outside the United States.

As of June 30, 2004, Sun had aggregate federal net operating loss carryforwards of $156 million. If not utilized, these carryforwards will expire in fiscal years 2008 through 2024. The use of the federal net operating loss carryforwards in any one fiscal year is limited due to prior changes in ownership incurred by acquired companies. As of June 30, 2004, Sun had aggregate state net operating loss carryforwards of $1,126 million. If not utilized, these carryforwards will expire in fiscal years 2005 through 2024.

As of June 30, 2004, Sun had aggregate foreign net operating loss carryforwards of $44 million. If not utilized, these carryforwards will expire in fiscal years 2006 through 2014.

As of June 30, 2004, Sun had federal and state tax credit carryforwards for income tax purposes of $446 million and $268 million, respectively. If not utilized, the federal credits will expire in fiscal years 2006 through 2024. State tax credit carryforwards of $57 million, if unused, will expire in fiscal years 2008 through 2019. The remaining state tax credit carryforwards of $211 million have an indefinite life.

Deferred tax assets of approximately $68 million as of June 30, 2004 pertain to certain tax credits and net operating loss carryforwards resulting from the exercise of employee stock options, which have been fully offset by a valuation allowance. When recognized, the reversal of the valuation allowance will be accounted for as a credit to shareholders’ equity rather than as a reduction of the income tax provision.

In addition, net deferred tax assets of approximately $35 million pertain to certain deductible temporary differences and net operating loss carryforwards acquired in certain purchase business combinations. When recognized, the reversal of the valuation allowance will be accounted for as a credit to existing goodwill or other long-term intangibles of the acquired entity rather than as a reduction of the period’s income tax provision. If no goodwill or long-term intangible assets remain, the credit would reduce the income tax provision in the current period.

The federal and state provisions do not reflect the tax savings resulting from deductions associated with our various stock option plans. These savings were $4 million, $9 million, and $98 million in fiscal 2004, 2003, and 2002, respectively.

We are currently under examination by the Internal Revenue Service (IRS) for tax returns filed in the fiscal years 1997 through 2000. Although the ultimate outcome is unknown, we believe that adequate amounts have been provided for any adjustments that may result from the current examination and that the final outcome will not have a material adverse affect on Sun’s results of operations.

In addition to the current IRS audit of fiscal years 1997 through 2000; Sun has provided adequate amounts for anticipated tax audit adjustments in the U.S., state and other foreign tax jurisdiction based on our estimate of whether, and the extent to which, additional taxes and interest may be due. If events occur which indicate payment of these amounts are unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

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

12.    Commitments and Contingencies

Operating Lease Commitments

We lease certain facilities and equipment under non-cancelable operating leases. During fiscal 2004, 2003 and 2002, we elected to exit certain building leases and building projects, but still have obligations on these particular facilities. See Note 6 for further discussion.

At June 30, 2004, the future minimum annual lease payments were approximately:

	Non-cancelable Operating Leases	Non-cancelable Subleases	Net Payments
Fiscal 2005	$247	$(18)	$229
Fiscal 2006	213	(14)	199
Fiscal 2007	171	(10)	161
Fiscal 2008	127	(7)	120
Fiscal 2009	113	(6)	107
Thereafter	408	(45)	363

	$1,279	$(100)	$1,179

Rent expense under the non-cancelable operating leases was $201 million in fiscal 2004, $253 million in fiscal 2003, and $269 million in fiscal 2002.

Asset Retirement Obligations

We have asset retirement obligations from certain leased facilities where we have contractual commitments to remove leasehold improvements and return the property to a specified condition when the lease terminates. At June 30, 2004 the net present value of these obligations was $36 million and is primarily classified in other non-current obligations. At June 30, 2004 the leasehold assets solely related to our asset retirement obligations approximated $15 million. During fiscal 2004, we incurred $9 million in amortization of the associated leasehold assets and accretion expense associated with our asset retirement obligations.

Guarantees, Letters of Credit and Indemnification Obligations

During the normal course of our business, we issue guarantees and letters of credit to numerous third-parties and for various purposes such as lease obligations and state and local governmental agencies requirements. At June 30, 2004, we had approximately $18 million of outstanding letters of credit.

In the normal course of business, we enter into contractual arrangements under which we may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on behalf of Sun or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.

Litigation

On February 11, 2002, Eastman Kodak Company (Kodak) filed a lawsuit against us entitled, Eastman Kodak Company v. Sun Microsystems, Inc., Civil Action No. 02-CV-6074, in the United States District Court for the Western District of New York and filed an amended complaint in that same court on March 22, 2002. Kodak alleges that some of our products, including aspects of our Java technology, infringe one or more Kodak patent claims contained in the following Kodak patents: U.S. Patent No. 5,206,951, U.S. Patent No. 5,421,012 and U.S. Patent No. 5,226,161 (collectively, the Kodak Patents). Kodak further alleges that we have contributed to and induced infringement of one or more claims of the Kodak Patents. Kodak seeks injunctive relief against future infringement, unspecified damages for past infringement and attorney’s fees and costs. We have filed responses denying liability and asserting various affirmative defenses. The parties participated in a court-ordered settlement conference on August 4, 2004, but were unable to reach a settlement. We believe that we have not infringed any valid and enforceable claim of any Kodak Patent. Trial is scheduled to begin on September 13, 2004 and we intend to present a vigorous defense.

On April 20, 2004, we were served with a complaint in a case entitled Gobeli Research (Gobeli) v. Sun Microsystems, Inc. and Apple Computer, Inc. (Apple). The complaint alleges that Sun products, including our Solaris Operating Environment, infringe on a Gobeli patent related to a system and method for controlling interrupt processing. Gobeli claims that Apple’s OS 9 and OS X operating systems violate that same patent. The case is pending in the United

States District Court for the Eastern District of Texas. We have filed a response denying liability and stating various affirmative defenses, and we intend to present a vigorous defense.

We entered into settlement agreements with the United States Department of Commerce, Bureau of Industry and Security, Office of Export Enforcement (BIS) on December 15, 2003 addressing certain BIS charges that we had violated export control regulations. The settlement includes a one year suspended denial of our worldwide export privileges. In the event that we violate export control laws during the one year suspension period, the BIS order denying us worldwide export privileges could take effect and have a material affect on the results of operations and financial condition.

13.    Settlement Income

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

Pursuant to a patent covenant and stand-still agreement, the parties agreed not to sue each other for past damages for patent infringement with respect to the other party’s products and technologies (the Covenant Not to Sue for Damages). Each year until 2014, Microsoft has the option of extending the Covenant Not to Sue for Damages to apply to the preceding year in exchange for an annual extension payment, so long as Microsoft has made all previous annual extension payments and so long as Microsoft has not sued Sun or authorized licensees of its commercial products for patent infringement prior to such time. At the end of the ten-year term, if Microsoft has made all such payments and not brought any such suits, then each party will automatically grant to the other party irrevocable, non-exclusive, perpetual licenses under all of its patents and patent applications existing at the end of such period in order to allow such other party to continue to commercialize its products shipping at the end of such period and any related successor products. In addition, the parties agreed, for a period of six months, not to bring any patent infringement suit (including a suit for injunctive relief) against the other party or authorized licensees of its commercial products relating to such other party’s products. Microsoft also agreed to pay to Sun the amount of $900 million under this patent covenant and standstill agreement.

Pursuant to a technical collaboration agreement, each party agreed to provide the other party with access to aspects of its desktop and server-based technology for use in developing interoperable server products. Microsoft also agreed to pay to Sun the amount of $350 million as a prepaid nonrefundable royalty under this technical collaboration agreement.

Based on the agreements with Microsoft described above, we have recognized $1,597 million in settlement income during the fourth quarter of fiscal 2004 and deferred $350 million as other non-current obligations until the earlier of usage of the royalties by Microsoft or such time as all our obligations have been met. In addition, we have deferred $3 million in connection with our obligation to provide technical support under the terms of the technical collaboration agreement, which will be recognized to income over the 10 year term of the agreement.

14.    Stockholders’ Equity

Stockholders’ rights plan

We have adopted a share purchase rights plan to protect stockholders’ rights in the event of a proposed takeover not approved by our Board of Directors. Under the plan, a preferred share purchase right (a Right) is associated with each share of our common stock. Upon becoming exercisable, each Right will entitle its holder to purchase 1/10,000th of a share of Series A participating preferred stock of Sun, a designated series of preferred stock for which each 1/10,000th of a share has economic attributes and voting rights equivalent to one share of our common stock at an exercise price of $250, subject to adjustment. The Rights are not exercisable or transferable apart from the common stock until the earlier of: (1) the tenth day or a later date as determined by the Board after a public announcement that a person or group (an Acquiring Person) has acquired or obtained the right to acquire 10% or more (20% or more for an Acquiring Person who has filed a Schedule 13G in accordance with the Securities Act of 1934, a 13G Filer,) of our outstanding Common Shares, or (2) the tenth business day (or a later date as determined by the Board) after a person or group publicly announces a tender or exchange offer for 10% or more of the outstanding Common Shares. Unless the Rights are redeemed, for example, in the event that an Acquiring Person acquires 10% or more (20% or more if the Acquiring Person is a 13G Filer) of our outstanding common stock, each Right not held by the Acquiring Person will entitle the holder to purchase for the exercise price that number of our shares of common stock having a market value equal to two times the exercise price. In the event that: (1) Sun is acquired in a merger or business combination in which we are not the surviving corporation or in which our common stock is exchanged for stock or assets of another entity, or: (2) 50% or more of our consolidated assets or earning power is sold, each Right not held by an Acquiring Person will entitle the holder to purchase for the exercise price that number of shares of common stock of the acquiring company having a market value equal to two times the exercise price. The Rights are redeemable, in whole but not in part, at Sun’s option, at $0.00125 per Right at any time on or before the fifth day (or such later day as determined by the Board) after an acquiring person has acquired or obtained the right to acquire 10% or more (20% or more if the Acquiring Person is a 13G Filer), of our outstanding common stock. Sun may, at its option, at any time after an Acquiring Person has acquired or obtained the right to acquire 10% or more (20% or more if the Acquiring Person is a 13G Filer) of our common stock but before the Acquiring Person acquires or obtains the right to acquire 50% or more of our common stock, exchange each Right (other than Rights held by an Acquiring Person) for one share of our common stock. The Rights expire on July 25, 2012.

Common stock repurchase programs

From time to time, our Board of Directors approves common stock repurchase programs allowing management to repurchase shares of our common stock in the open market. In February 2001, we announced our intention to acquire up to $1.5 billion of our outstanding common stock under a stock repurchase program authorized by our Board of Directors. Under the February 2001 program, the timing and actual number of shares subject to repurchase are at the discretion of our management and are contingent on a number of factors, including our projected cash flow requirements, our return to sustained profitability and our share price. During fiscal 2004, we did not repurchase common stock under any repurchase programs, while we repurchased 126 million shares under all repurchase programs for an aggregate purchase price of $499 million in fiscal 2003. All such repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. As of June 30, 2004, approximately $230 million of the $1.5 billion remains available for repurchase.

When treasury shares are reissued, any excess proceeds over the average acquisition cost of the shares are recorded as additional paid-in-capital. Any excess of the average acquisition cost of the shares over the proceeds from reissuance is charged to additional paid-in-capital to the extent of previous credits on similar transactions, with any remaining amounts charged to retained earnings.

15.    Employee Benefit Plans

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

Information with respect to stock option and stock purchase rights activity is as follows (in millions, except per share amounts):

	Shares Available for Grant	Outstanding Options
		Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2001	278	500	$17.31
Additional shares reserved	50	—	—
Grants and assumptions	(119)	119	9.18
Exercises	—	(28)	2.80
Cancellations	35	(35)	23.93

Balance at June 30, 2002	244	556	15.86
Additional shares reserved	135	—	—
Grants and assumptions	(112)	115	3.72
Exercises	—	(26)	1.74
Cancellations	55	(58)	17.54
Plan expiration	(17)	—	—

Balance at June 30, 2003	305	587	13.95
Grants and assumptions	(103)	111	3.87
Exercises	—	(41)	2.52
Cancellations	54	(54)	14.04

Balance at June 30, 2004	256	603	$12.85

The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2004 (shares and aggregate intrinsic value in millions):

	Outstanding Options					Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Potential Dilution	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Potential Dilution
$0.01 - $4.33	241	6.0	$3.69	$154	7.2%	65	$3.32	$66	1.9%
$4.33 - $5.01	8	5.5	4.65	—	0.2%	3	4.75	—	0.1%
$5.02 - $10.00	146	4.2	7.32	—	4.4%	93	6.79	—	2.8%
$10.01 - $15.00	42	4.0	12.62	—	1.3%	34	12.66	—	1.0%
$15.01 - $20.00	79	4.4	17.94	—	2.4%	52	17.84	—	1.6%
$20.01 - $40.00	46	3.8	37.88	—	1.4%	37	37.86	—	1.1%
$40.01 - $108.38	41	4.0	49.87	—	1.2%	29	49.38	—	0.9%

	603	4.9	$12.85	$154	18.1%	313	$16.15	$66	9.4%

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Sun’s closing stock price of $4.33 at June 30, 2004, and the exercise price, times the number of shares) that would have been received by the option holder had all option holders exercised their options on June 30, 2004. This amount changes based on the fair market value of Sun’s stock.

At June 30, 2003, options to purchase 292 million shares were exercisable at a weighted average exercise price of $14.16. At June 30, 2002, options to purchase 251 million shares were exercisable at a weighted average exercise price of $11.61. At June 30, 2004, Sun retained repurchase rights to 1.6 million shares issued pursuant to stock purchase agreements and other stock plans at a weighted average price of approximately $0.01.

Potential dilution is computed by dividing the options in the related range of exercise prices by the shares of common stock issued, adjusted by treasury stock, as of June 30, 2004 (3,336 million shares).

The 603 million options outstanding have vested or will vest as follows (in millions):

	2004 and Prior	2005	2006	2007	2008	2009 and Thereafter	Total
Number of Options	313	96	75	59	40	20	603

As of June 30, 2004, Sun had approximately 859 million shares of common stock reserved for future issuance under its stock plans.

Employee stock purchase plan

To provide employees with an opportunity to purchase Sun common stock through payroll deductions, Sun established the 1990 Employee Stock Purchase Plan (ESPP). Under the ESPP, Sun employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is less. Sun issued approximately 44.5 million, 51.6 million, and 20.7 million shares of common stock in fiscal 2004, 2003, and 2002, respectively, under the ESPP. At June 30, 2004, approximately 168.7 million shares remained available for future issuance.

Employee 401(k) plan

Sun has a 401(k) plan known as the Sun Microsystems, Inc. Tax Deferred Retirement Savings Plan (Plan). The Plan is available to all regular employees on Sun’s U.S. payroll and provides employees with tax deferred salary deductions and alternative investment options. The Plan does not provide employees with the option to invest in Sun’s common stock. Employees may contribute up to 30% of their salary, subject to certain limitations. Sun matches employees’ contributions to the Plan at a maximum of 4% of eligible compensation up to the annual maximum of $6,800. We expensed $79 million, $78 million, and $83 million in the fiscal years ended June 30, 2004, 2003, and 2002, respectively, for our contributions to the Plan. Sun’s contributions to the Plan vest 100% upon contribution.

Non-U.S. benefits plans

Sun provides defined benefit pension plans in certain countries outside the United States. We deposit funds for certain of these plans, consistent with the requirements of local law, with insurance companies, third-party trustees, or into government-managed accounts, and/or accrue for the unfunded portion of the obligation. The assumptions used in calculating the obligation for the non-U.S. plans depend on the local economic environment. The projected benefit obligations were $137 million and $113 million as of June 30, 2004 and 2003, respectively. The related fair value of plan assets were $97 million and $73 million as of June 30, 2004 and 2003, respectively.

Sun’s practice is to fund the various pension plans in amounts at least sufficient to meet the minimum requirements of local laws and regulations. The assets of the various plans are invested in corporate equities, corporate debt securities, government securities and other institutional arrangements. The portfolio of each plan depends on plan design and applicable local laws. Depending on the design of the plan, and local custom and market circumstances, the minimum liabilities of a plan may exceed qualified plan assets. Our contributions and expense for fiscal 2004 and 2003 approximated $21 million and $15 million, respectively. At June 30, 2004 and 2003, we had accrued $13 million and $10 million, respectively, for all such liabilities.

16.    Industry Segment, Geographic, and Customer Information

We design, manufacture, market and service network computing infrastructure solutions that consist of Computer Systems (hardware and software), Network Storage systems (hardware and software), Support services and

Professional and Knowledge services. Our organization is primarily structured in a functional manner. For the first nine months of fiscal 2004, our Chairman of the Board of Directors and Chief Executive Officer was identified as the Chief Operating Decision Maker (CODM) as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131). Effective April 1, 2004, our President and Chief Operating Officer was identified as the CODM. The CODM managed our company based primarily on broad functional categories of sales, services, manufacturing, product development and engineering and marketing and strategy. The CODM reviewed consolidated financial information on revenues and gross margins for products and services. The CODM also reviewed operating expenses, certain of which had been allocated to our two segments described below.

We operated in two segments: Product Group and Sun Services. Our Product Group segment comprised our end-to-end networking architecture of computing products including our Computer Systems and Network Storage systems product lines. In the Sun Services segment, we provided a full range of services to existing and new customers, including Support services and Professional and Knowledge services.

We have a Worldwide Operations (WWOPS) organization and a Global Sales Organization (GSO) that, respectively, manufacture and sell all of our products. The CODM held the GSO accountable for overall products and services revenue and margins on a consolidated level. GSO and WWOPS managed the majority of our accounts receivable and inventory, respectively. In addition, we have a Worldwide Marketing Organization (WMO) that is responsible for developing and executing Sun’s overall corporate, strategic and product marketing and advertising strategies. The CODM looked to this functional organization for advertising, pricing and other marketing strategies for the products and services delivered to market. Operating expenses (primarily sales, marketing and administrative) related to the GSO and the WMO are not allocated to the reportable segments and, accordingly, are included under the Other segment reported below.

Segment information

The following table presents revenues, interdivision revenues, operating income (loss) and total assets for our segments for the three years ended June 30, 2004. The Other segment consists of certain functional groups that did not meet the requirements for a reportable segment as defined by SFAS 131, such as GSO and WMO and other miscellaneous functions such as Finance, Human Resources, and Legal (in millions):

	Product Group	Sun Services	Other		Total
2004
Revenues	$7,355	$3,830	$—		$11,185
Interdivision revenues	671	424	(1,095)		—
Operating income (loss)	1,006	1,127	(3,323	)(1)	(1,190)
Total assets	779	332	13,392		14,503

2003
Revenues	$7,793	$3,641	$—		$11,434
Interdivision revenues	625	478	(1,103)		—
Operating income (loss)	1,206	1,193	(5,123	)(1)	(2,724)
Total assets	613	469	11,903		12,985

2002
Revenues	$9,093	$3,403	$—		$12,496
Interdivision revenues	686	481	(1,167)		—
Operating income (loss)	1,391	896	(3,535	)(1)	(1,248)
Total assets	2,570	402	13,550		16,522

(1)	Includes restructuring charges, impairment of goodwill and other intangible assets and purchased in-process research and development.

Following the appointment of our new CODM, effective July 1, 2004, we reorganized Sun. The effects of the changes to our business organization will be included in our operating segments disclosure in the first quarter of fiscal 2005.

Product information

The following table provides external revenue for similar classes of products and services for the last three fiscal years (in millions). Our product classes comprise revenue from Computer Systems products and Network Storage products. Our services revenue consists of sales from two classes of services: (1) Support services which consists of maintenance contracts and (2) Professional and Knowledge services, which consists of technical consulting to help customers plan, implement, and manage distributed network computing environments and developing and delivering integrated learning solutions for enterprises, IT organizations, and individual IT professionals.

	2004	2003	2002
Computer Systems products	$5,854	$6,243	$7,396
Network Storage products	1,501	1,550	1,697

Total products revenue	$7,355	$7,793	$9,093

Support services	$2,999	$2,844	$2,538
Professional and Knowledge services	831	797	865

Total services revenue	$3,830	$3,641	$3,403

Customer information

Sales to General Electric Company (GE) and its subsidiaries in the aggregate accounted for approximately 14%, 11% and 12% of our fiscal 2004, 2003 and 2002 net revenues, respectively. Our Chairman of the Board of Directors and Chief Executive Officer, Scott G. McNealy, was a member of GE’s Board of Directors in fiscal 2002 and part of fiscal 2003. Mr. McNealy resigned from the GE Board of Directors as of January 1, 2003. More than 90% of the revenue attributed to GE was generated through GE subsidiaries acting as either a reseller or financier of our products. The vast majority of this revenue is from sales through a single GE subsidiary, comprised 11%, 9% and 8% of net revenues in 2004, 2003 and 2002, respectively. This subsidiary acts as a distributor of our products to resellers who in turn sell those products to end-users. No other customer accounted for more than 10% of revenues. The revenues from GE are generated in the Product Group and Sun Services segments.

Geographic information

Sun’s significant operations outside the United States include manufacturing facilities, design centers, and sales offices in Europe, Middle East, and Africa (EMEA), as well as the Asia Pacific (APAC) and Americas-Other (Canada and Latin America) regions. Intercompany transfers between operating segments and geographic areas are primarily accounted for at prices that approximate arm’s length transactions. In fiscal 2004, 2003, and 2002, sales between segments are recorded at standard cost. Information regarding geographic areas at June 30, and for each of the years then ended, was as follows (in millions):

	United States	Americas — Other	Americas — Total	EMEA	APAC	Total
2004
Sales to unaffiliated customers	$4,768	$562	$5,330	$3,942	$1,913	$11,185
Long-lived assets (excluding investments and deferred tax assets)	2,399	19	2,418	502	101	3,021
Net assets	596	(76)	520	4,942	976	6,438

2003
Sales to unaffiliated customers	$5,048	$543	$5,591	$3,783	$2,060	$11,434
Long-lived assets (excluding investments and deferred tax assets)	2,549	73	2,622	593	105	3,320
Net assets	552	(33)	519	4,988	984	6,491

2002
Sales to unaffiliated customers	$5,935	$573	$6,508	$3,830	$2,158	$12,496
Long-lived assets (excluding investments and deferred tax assets)	4,638	34	4,672	533	125	5,330
Net assets	3,315	57	3,372	5,464	965	9,801

17.    Related Parties

We conduct transactions with three companies that are or were considered related parties. Time Warner, Inc. (Time Warner, formerly AOL Time Warner) is considered a related party because James L. Barksdale, the former President and Chief Executive Officer of Netscape Communications Corporation is a member of the Board of Directors of both Sun and Time Warner. General Electric Company (GE) and its subsidiaries were considered a related party because our Chairman of the Board of Directors and Chief Executive Officer, Scott G. McNealy, was a member of GE’s Board of Directors until January 1, 2003 when he resigned from the GE Board of Directors. Therefore, in fiscal 2004, GE is no longer considered a related party. Stephen Bennett, the President and Chief Executive Officer of Intuit Inc. (Intuit) was appointed a member of the Board of Directors of Sun effective June 28, 2004. The amount of net revenues and expenses recognized for Intuit since Mr. Bennett’s appointment were insignificant. The amount of net revenues and expenses recognized for GE and Time Warner were as follows (in millions):

	2004		2003	2002
Net revenues — GE	N/A	(1)	1,311	1,461
Net revenues — Time Warner	46		34	169
Expenses — GE	N/A	(1)	12	49
Expenses — Time Warner	—		1	242

At June 30, accounts receivable and accounts payable balances with, GE and Time Warner were as follows (in millions):

	2004		2003
Accounts receivable from GE	N/A	(1)	$277
Accounts receivable from Time Warner	2		7
Accounts payable to GE	N/A	(1)	5
Accounts payable to Time Warner	—		—

(1)	In fiscal 2004, GE is no longer considered a related party.

At June 30, 2004 and 2003, Sun had a note receivable including accrued interest totaling $3.6 million and $3.5 million, respectively, due from Jonathan I. Schwartz, our President and Chief Operating Officer. The note was made in July 2002 prior to the enactment of the Sarbanes-Oxley Act of 2002 and was negotiated at an arms-length basis. The note is due on June 30, 2006, bears interest at 6.75% per annum and is fully collateralized by Sun common stock owned by Mr. Schwartz.

18.    Quarterly Financial Data (unaudited)

Sun’s first three quarters in fiscal 2004 ended on September 28, December 28 and March 28 (in fiscal 2003, the quarters ended on September 29, December 29 and March 30). The fourth quarter ends on June 30.

The following tables contain selected unaudited Consolidated Statement of Operations data for each quarter of fiscal 2004 and 2003 (in millions, except per share amounts).

	Fiscal 2004 Quarter Ended
	June 30	March 28	December 28	September 28
Net revenues	$3,110	$2,651	$2,888	$2,536
Gross margin	1,224	1,068	1,208	1,016
Operating loss	(411)	(447)	(81)	(251)
Net income (loss)	783	(760)	(125)	(286)
Earnings (loss) per common share(1):
Basic	$0.24	$(0.23)	$(0.04)	$(0.09)
Diluted	$0.23	$(0.23)	$(0.04)	$(0.09)
Weighted average shares outstanding:
Basic	3,327	3,286	3,262	3,235
Diluted	3,348	3,286	3,262	3,235

	Fiscal 2003 Quarter Ended
	June 30	March 30	December 29	September 29
Net revenues	$2,982	$2,790	$2,915	$2,747
Gross margin	1,304	1,243	1,263	1,132
Operating income (loss)	2	(11)	(2,504)	(211)
Net income (loss)	(1,039)	4	(2,283)	(111)
Earnings (loss) per common share(1):
Basic	$(0.32)	$0.00	$(0.72)	$(0.04)
Diluted	$(0.32)	$0.00	$(0.72)	$(0.04)
Weighted average shares outstanding:
Basic	3,219	3,193	3,181	3,168
Diluted	3,219	3,218	3,181	3,168

(1)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sun Microsystems, Inc.

We have audited the accompanying consolidated balance sheets of Sun Microsystems, Inc. as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sun Microsystems, Inc. at June 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP

San Jose, California

September 10, 2004

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

During fiscal year 2004, management undertook an extensive effort to document and evaluate the effectiveness of the system of internal controls over financial reporting in preparation for the Company’s expected Sarbanes-Oxley Section 404 certification of its fiscal 2004 internal controls. In February 2004, the SEC announced a postponement in the Section 404 implementation date. Our first 404 certification will now be required in our fiscal 2005 financial statements.

Despite the postponement, management has continued to prepare for its implementation. Nothing has come to our attention, as a result of our procedures, that would indicate that we would not be able to complete our Section 404 certification as required in our fiscal 2005 financial statements.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors is incorporated herein by reference to the information contained under the caption “Proposal 1 — Election of Directors” in our 2004 Proxy Statement for the 2004 Annual Meeting of Stockholders. Information regarding current executive officers found under the caption “Executive Officers of the Registrant” in Part I hereof is incorporated by reference into this Item 10. Information regarding Section 16 reporting compliance is incorporated herein by reference to information contained under the caption “Executive Compensation — Section 16(a) beneficial ownership reporting compliance” in our 2004 Proxy Statement. The identity of our Audit Committee members and information regarding the “audit committee financial expert” on our Audit Committee, as such term is defined in SEC regulations, is incorporated herein by reference to information contained under the caption “Proposal 1 — Election of Directors — About the Board and its committees” in our 2004 Proxy Statement. Finally, the information contained under the caption “Corporate Governance — Standards of Business Conduct” in our 2004 Proxy Statement is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained under the captions “Proposal 1 — Election of Directors — Director Compensation” and “Executive Compensation” in our 2004 Proxy Statement.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2004 Proxy Statement.

Equity Compensation Plan Information

The following table presents a summary of outstanding stock options and securities available for future grant under our stockholder approved and non-approved equity compensation plans as of June 30, 2004 (in millions, except per share amounts).

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (in dollars)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (excluding ESPP)	577	$13.15	228
Equity compensation plans not approved by security holders (excluding ESPP)	26	$6.10	28

Total (excluding ESPP)	603	$12.85	256
Equity compensation plans approved by security holders (ESPP only)	N/A	N/A	169
Equity compensation plans not approved by security holders (ESPP only)	N/A	N/A	N/A

Total (ESPP only)	N/A	N/A	169

All plans	603	$12.85	425

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained under the captions “Proposal 1 — Election of Directors — Compensation committee interlocks and insider participation,” “Executive Compensation — Summary Compensation Table,” “— Executive officer, severance and change-in-control arrangements,” “—  Deferred compensation arrangements” and “— Certain transactions with officers and members of the Board” in our 2004 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information contained under the caption “Audit and Non-Audit Fees” in our 2004 Proxy Statement.

Our independent auditor, Ernst & Young LLP (E&Y), has recently notified the SEC, the Public Company Accounting Oversight Board and the audit committee of the Sun Board of Directors that certain non-audit work it has performed in China, has raised questions regarding E&Y’s independence with respect to its performance of audit services.

With respect to Sun, during fiscal years 2001 and 2002, E&Y performed tax calculation and return preparation services for certain immaterial subsidiaries of Sun in China. E&Y’s affiliated firm in China made payment of the relevant taxes on behalf of Sun. The payment of those taxes involved the handling of Company tax related funds. These payment services were discontinued in 2002. The fees paid by the Company to E&Y China for the payment services were approximately $9,000 in 2001 and $1,000 in 2002.

Based upon E&Y’s disclosure, Sun evaluated E&Y’s non-audit services provided to Sun during the relevant time periods and Sun did not identify any additional non-audit services that may compromise E&Y’s independence for purposes herein. Sun and E&Y continue to evaluate and review processes relevant to the maintenance of E&Y’s independence.

In July and September, 2004, E&Y issued its Independence Standards Board Standard No. 1 independence letters to the Audit Committee of our Board of Directors and therein reported that it is independent under applicable standards in connection with its audit opinion for the financial statements contained in this report. The audit committee has discussed with E&Y its independence from the Company.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The	following documents are filed as part of this report:

1.    Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 51 of this report.

2.    Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.    Exhibits:

Exhibit Number	Description
3.1(1)	Registrant’s Restated Certificate of Incorporation.
3.2(2)	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant dated November 8, 2000.
3.3(3)	Amended and Restated Certificate of Designations dated December 13, 2000.
3.4	Bylaws of the Registrant, as amended June 24, 2004.
4.8(4)	Third Amended and Restated Shares Rights Agreement dated July 25, 2002.
4.10(5)	Indenture, dated August 1, 1999 (the “Indenture”) between Registrant and The Bank of New York, as Trustee.
4.11(5)	Form of Subordinated Indenture.
4.12(5)	Officers’ Certificate Pursuant to Section 301 of the Indenture, without exhibits, establishing the terms of Registrant’s Senior Notes.
4.13(5)	Form of Senior Note.
10.64(6)*	Registrant’s 1988 Directors’ Stock Option Plan, as amended on August 11, 1999.
10.65(7)*	Registrant’s 1990 Employee Stock Purchase Plan, as amended on August 13, 1997.
10.66(8)*	Registrant’s 1990 Long-Term Equity Incentive Plan, as amended on September 17, 2002.
10.66A(9)*	Representative form of agreement to Registrant’s 1990 Long-Term Equity Incentive Plan (LTEIP).
10.66B(9)*	French Sub-Plan to 1990 Long Term Equity Incentive Plan.
10.84(10)*	Registrant’s Non-Qualified Deferred Compensation Plan, as amended June 30, 2002.
10.85(11)*	Registrant’s Section 162(m) Executive Officer Performance-Based Bonus Plan, as amended and restated July 1, 2001.
10.87(12)*	Registrant’s Equity Compensation Acquisition Plan, as amended on July 25, 2002.
10.89(13)*	Form of Change of Control Agreement executed by each executive officer of Registrant.
10.90(13)*	Form of Change of Control Agreement executed by Chief Executive Officer of Registrant.
10.96(14)*	Promissory Notes issued by Jonathan I. Schwartz dated October 29, 2001 (“Note 1”), Promissory Note issued by Jonathan I. Schwartz dated June 28, 2002 (“Note 2”), cancellation of Notes 1 and 2 dated July 18, 2002, and Promissory Note issued by Jonathan I. Schwartz on July 19, 2002.
10.101(12)*	Employment Agreement dated January 3, 2001 between the Registrant and David Yen, as amended May 17, 2001.
10.102(12)*	Retention Bonus Agreement dated September 5, 2002 between the Registrant and Patricia Sueltz.
10.104(12)	Form of Indemnification Agreement executed by each Board member of Registrant.
10.105(15)*	Registrant’s 1989 French Stock Option Plan, as amended December 23, 2002.
10.106*	Letter Agreement and Release and Waiver Agreement dated September 8, 2004 between the Registrant and Mark E. Tolliver.
10.107*	Chief Executive Officer Bonus Terms for FY04 under the Section 162(m) Executive Officer Performance-Based Bonus Plan.

Exhibit Number	Description
10.108†	Technical Collaboration Agreement dated April 1, 2004 between Microsoft Corporation and the Registrant, Sun Microsystems International B.V. and Sun Microsystems Technology Ltd.
10.109†	Limited Patent Covenant and Stand-Still Agreement dated April 1, 2004 between the Registrant and Microsoft Corporation.
10.110†	Settlement Agreement dated April 1, 2004 between the Registrant and its subsidiaries and Microsoft Corporation.
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certificate of Chief Executive Officer
32.2	Section 1350 Certificate of Chief Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

†	Pursuant to a request for confidential treatment, portions of the Exhibit have been redacted from the publicly filed document and have been furnished separately to the SEC as required by Rule 406 under the Securities Act.

(1)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended March 29, 1998.

(2)	Incorporated by reference as Exhibit 3.5 to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 2000.

(3)	Incorporated by reference as Exhibit 2.2 to Registrant’s Form 8-A/A filed December 20, 2000.

(4)	Incorporated by reference to Registrant’s Form 8-A/A filed September 26, 2002.

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 6, 1999.

(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

(7)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed November 20, 1997.

(8)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed November 20, 2002.

(9)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

(10)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.

(11)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

(12)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(13)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

(14)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 9, 2002.

(15)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed on February 3, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 7, 2004	SUN MICROSYSTEMS, INC. Registrant

	By:	/s/ STEPHEN T. McGOWAN
(Stephen T. McGowan) Chief Financial Officer and Executive Vice President, Corporate Resources

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT G. McNEALY (Scott G. McNealy)	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	September 7, 2004

/s/ STEPHEN T. McGOWAN (Stephen T. McGowan)	Chief Financial Officer and Executive Vice President, Corporate Resources (Principal Financial Officer)	September 7, 2004

/s/ ROBYN M. DENHOLM (Robyn M. Denholm)	Vice President and Corporate Controller (Principal Accounting Officer)	September 7, 2004

/s/ JAMES L. BARKSDALE (James L. Barksdale)	Director	September 7, 2004

/s/ STEPHEN M. BENNETT (Stephen M. Bennett)	Director	September 7, 2004

/s/ L. JOHN DOERR (L. John Doerr)	Director	September 7, 2004

/s/ ROBERT J. FISHER (Robert J. Fisher)	Director	September 7, 2004

/s/ MICHAEL E. LEHMAN (Michael E. Lehman)	Director	September 7, 2004

/s/ ROBERT L. LONG (Robert L. Long)	Director	September 7, 2004

/s/ M. KENNETH OSHMAN (M. Kenneth Oshman)	Director	September 7, 2004

/s/ NAOMI O. SELIGMAN (Naomi O. Seligman)	Director	September 7, 2004

/s/ LYNN E. TURNER (Lynn E. Turner)	Director	September 7, 2004

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Registrant’s Restated Certificate of Incorporation.
3.2(2)	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant dated November 8, 2000.
3.3(3)	Amended and Restated Certificate of Designations dated December 13, 2000.
3.4	Bylaws of the Registrant, as amended June 24, 2004.
4.8(4)	Third Amended and Restated Shares Rights Agreement dated July 25, 2002.
4.10(5)	Indenture, dated August 1, 1999 (the “Indenture”) between Registrant and The Bank of New York, as Trustee.
4.11(5)	Form of Subordinated Indenture.
4.12(5)	Officers’ Certificate Pursuant to Section 301 of the Indenture, without exhibits, establishing the terms of Registrant’s Senior Notes.
4.13(5)	Form of Senior Note.
10.64(6)*	Registrant’s 1988 Directors’ Stock Option Plan, as amended on August 11, 1999.
10.65(7)*	Registrant’s 1990 Employee Stock Purchase Plan, as amended on August 13, 1997.
10.66(8)*	Registrant’s 1990 Long-Term Equity Incentive Plan, as amended on September 17, 2002.
10.66A(9)*	Representative form of agreement to Registrant’s 1990 Long-Term Equity Incentive Plan (LTEIP).
10.66B(9)*	French Sub-Plan to 1990 Long Term Equity Incentive Plan.
10.84(10)*	Registrant’s Non-Qualified Deferred Compensation Plan, as amended June 30, 2002.
10.85(11)*	Registrant’s Section 162(m) Executive Officer Performance-Based Bonus Plan, as amended and restated July 1, 2001.
10.87(12)*	Registrant’s Equity Compensation Acquisition Plan, as amended on July 25, 2002.
10.89(13)*	Form of Change of Control Agreement executed by each executive officer of Registrant.
10.90(13)*	Form of Change of Control Agreement executed by Chief Executive Officer of Registrant.
10.96(14)*	Promissory Notes issued by Jonathan I. Schwartz dated October 29, 2001 (“Note 1”), Promissory Note issued by Jonathan I. Schwartz dated June 28, 2002 (“Note 2”), cancellation of Notes 1 and 2 dated July 18, 2002, and Promissory Note issued by Jonathan I. Schwartz on July 19, 2002.
10.101(12)*	Employment Agreement dated January 3, 2001 between the Registrant and David Yen, as amended May 17, 2001.
10.102(12)*	Retention Bonus Agreement dated September 5, 2002 between the Registrant and Patricia Sueltz.
10.104(12)	Form of Indemnification Agreement executed by each Board member of Registrant.
10.105(15)*	Registrant’s 1989 French Stock Option Plan, as amended December 23, 2002.
10.106*	Letter Agreement and Release and Waiver Agreement dated September 8, 2004 between the Registrant and Mark E. Tolliver.
10.107*	Chief Executive Officer Bonus Terms for FY04 under the Section 162(m) Executive Officer Performance-Based Bonus Plan.
10.108†	Technical Collaboration Agreement dated April 1, 2004 between Microsoft Corporation and the Registrant, Sun Microsystems International B.V. and Sun Microsystems Technology Ltd.
10.109†	Limited Patent Covenant and Stand-Still Agreement dated April 1, 2004 between the Registrant and Microsoft Corporation.
10.110†	Settlement Agreement dated April 1, 2004 between the Registrant and its subsidiaries and Microsoft Corporation.
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certificate of Chief Executive Officer
32.2	Section 1350 Certificate of Chief Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

†	Pursuant to a request for confidential treatment, portions of the Exhibit have been redacted from the publicly filed document and have been furnished separately to the SEC as required by Rule 406 under the Securities Act.

(1)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended March 29, 1998.

(2)	Incorporated by reference as Exhibit 3.5 to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 2000.

(3)	Incorporated by reference as Exhibit 2.2 to Registrant’s Form 8-A/A filed December 20, 2000.

(4)	Incorporated by reference to Registrant’s Form 8-A/A filed September 26, 2002.

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 6, 1999.

(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

(7)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed on November 20, 1997.

(8)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed November 20, 2002.

(9)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

(10)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.

(11)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

(12)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(13)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

(14)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 9, 2002.

(15)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed on February 3, 2003.