Form 10-Q
period 2004-09-26
SUN MICROSYSTEMS INC
filed 2004-11-05
CIK 709519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     YES  ☒    NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2004
Common Stock - $0.00067 par value	3,363,074,718

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share amounts)

	Three Months Ended
	September 26, 2004	September 28, 2003
Net revenues:
Products	$1,676	$1,634
Services	952	902

Total net revenues	2,628	2,536
Cost of sales:
Cost of sales-products	1,004	965
Cost of sales-services	551	555

Total cost of sales	1,555	1,520

Gross margin	1,073	1,016
Operating expenses:
Research and development	416	467
Selling, general and administrative	684	798
Restructuring charges	108	1
Purchased in-process research and development	—	1

Total operating expenses	1,208	1,267

Operating loss	(135)	(251)
Loss on equity investments, net	(4)	(25)
Interest income, net	31	21

Loss before income taxes	(108)	(255)
Provision for income taxes	39	31

Net loss	$(147)	$(286)

Net loss per common share-basic and diluted	$(0.04)	$(0.09)

Shares used in the calculation of net loss per common share – basic and diluted	3,343	3,235

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	September 26, 2004	June 30, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,187	$2,141
Short-term marketable debt securities	1,333	1,460
Accounts receivable, net	1,730	2,339
Inventories	416	464
Deferred and prepaid tax assets	77	62
Prepaid expenses and other current assets	765	837

Total current assets	6,508	7,303
Property, plant and equipment, net	1,918	1,996
Long-term marketable debt securities	3,913	4,007
Goodwill	406	406
Other acquisition-related intangible assets, net	109	127
Other non-current assets, net	653	664

	$13,507	$14,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$—	$257
Accounts payable	807	1,057
Accrued payroll-related liabilities	592	622
Accrued liabilities and other	1,273	1,308
Deferred revenues	1,346	1,617
Warranty reserve	240	252

Total current liabilities	4,258	5,113
Long-term debt	1,163	1,175
Long-term deferred revenues	524	557
Other non-current obligations	1,264	1,220
Stockholders’ equity	6,298	6,438

	$13,507	$14,503

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Three Months Ended
	September 26, 2004	September 28, 2003
Cash flows from operating activities:
Net loss	$(147)	$(286)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	164	194
Amortization of other intangible assets and unearned equity compensation	23	24
Loss on equity investments, net	4	25
Purchased in-process research and development	—	1
Changes in operating assets and liabilities:
Accounts receivable, net	606	470
Inventories	47	(11)
Prepaid and other assets	49	39
Accounts payable	(252)	(126)
Other liabilities	(370)	(379)

Net cash provided by (used in) operating activities	124	(49)

Cash flows from investing activities:
Purchases of marketable debt securities	(1,377)	(3,491)
Proceeds from sales of marketable debt securities	1,310	3,156
Proceeds from maturities of marketable debt securities	292	—
Proceeds from sales of equity investments, net	—	2
Acquisition of property, plant and equipment, net	(56)	(55)
Acquisition of spare parts and other assets	(12)	(19)
Payments for acquisitions, net of cash acquired	—	(85)

Net cash provided by (used in) investing activities	157	(492)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	15	7
Principal payments on borrowings	(250)	—

Net cash provided by (used in) financing activities	(235)	7

Net increase (decrease) in cash and cash equivalents	46	(534)
Cash and cash equivalents, beginning of period	2,141	2,015

Cash and cash equivalents, end of period	$2,187	$1,481

Supplemental disclosures of cash flow information:
Interest paid (net of interest received from swap agreements of $36 and $36, respectively)	$13	$13

Income taxes paid (net of refunds of $3 and $60, respectively)	$43	$42

See accompanying notes.

SUN MICROSYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Sun Microsystems, Inc.’s, (Sun) business is singularly focused on providing products and services for network computing. Network computing has been at the core of the company’s offerings for the 22 years of our existence and is based on the premise that the power of a single computer can be increased dramatically when interconnected with other computer systems for the purposes of communication and sharing of computing power. Together with our partners, we provide network computing infrastructure solutions that comprise Computer Systems (hardware and software), Network Storage systems (hardware and software), Support services, Client solutions (formerly known as Professional services) and Knowledge services. Our customers use our products and services to build mission-critical network computing environments on which they operate essential elements of their businesses. Our network computing infrastructure solutions are used in a wide range of technical/scientific, business and engineering applications in industries such as telecommunications, government, financial services, manufacturing, education, retail, life sciences, media and entertainment, transportation, energy/utilities and healthcare.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Sun’s first three quarters in fiscal year 2005 end on September 26, 2004, December 26, 2004, and March 27, 2005. In fiscal year 2004 the quarters ended on September 28, 2003, December 28, 2003, and March 28, 2004. The fourth quarter in all fiscal years ends on June 30.

Basis of Presentation

The accompanying condensed consolidated financial statements (Interim Financial Statements) include the accounts of Sun and its subsidiaries. Intercompany accounts and transactions have been eliminated.

These Interim Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim financial information, the rules and regulations of the Securities and Exchange Commission for interim financial statements and accounting policies, consistent, in all material respects, with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the Securities and Exchange Commission on September 13, 2004 (Form 10-K). These Interim Financial Statements are unaudited but reflect all adjustments (consisting of normal recurring adjustments) management considers necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated balance sheet as of June 30, 2004 has been derived from the audited consolidated balance sheet as of that date. The information included in this report should be read in conjunction with our Form 10-K.

Computation of Net Loss per Common Share

Basic net loss per common share is computed using the weighted-average number of common shares outstanding (adjusted for treasury stock and common stock subject to repurchase activity) during the period.

Diluted net loss per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist primarily of stock options.

If we had earned a profit during the three months ended September 26, 2004 and September 28, 2003, we would have added 13 million and 25 million common equivalent shares, respectively, to our basic weighted-average shares outstanding to compute the diluted weighted-average shares outstanding.

Stock Option Plans

Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” permits companies to measure compensation cost of stock-based awards based on their estimated fair value at the date of grant and recognize that amount over the related service period. We believe the existing stock option valuation models do not necessarily provide a reliable single measure of the fair value of stock-based awards. Therefore, as permitted by SFAS 148, we apply the existing accounting rules under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. In general, as the exercise price of all options granted under our stock option plans is equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in net income (loss). In addition, under these plans, options to purchase shares of common stock may also be granted at less than fair market value, which results in compensation expense equal to the difference between the market value on the date of grant and the purchase price. This expense is recognized on a straight-line basis over the vesting period of the shares. As required, we provide pro forma net loss and pro forma net loss per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended September 26, 2004 and September 28, 2003, respectively:

	Options		Employee Stock Purchase Plan
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Expected life (in years)	6.0	6.5	0.5	0.5
Interest rate	3.62%	3.20%	1.16%	1.12%
Volatility	68.38%	66.96%	42.84%	60.50%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$2.50	$2.51	$0.99	$0.99

If the fair values of the options granted during a fiscal year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant, stock-based compensation costs would have impacted our net loss after tax and net loss per common share, as follows (in millions, except per share amounts):

	Three Months Ended
	September 26, 2004	September 28, 2003
Pro forma net loss:
Net loss after tax	$(147)	$(286)
Add: stock-based compensation costs included in reported net loss (net of tax effects of none in both periods)	5	10
Deduct: stock-based compensation costs (net of tax effects of none in both periods) under SFAS 123	(195)	(222)

Pro forma net loss after tax	$(337)	$(498)

Pro forma basic and diluted net loss per common share:
Pro forma shares used in the calculation of pro forma net loss per common share basic and diluted	3,343	3,235
Pro forma net loss per common share basic and diluted	$(0.10)	$(0.15)
Reported net loss per common share basic and diluted	$(0.04)	$(0.09)

Recent Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The effective date of the recognition and measurement provisions of EITF 03-01 has been delayed by the Financial Accounting Standards Board. We do not expect the adoption of EITF 03-01 to have a material impact on our results of operations and financial condition.

3. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

On September 26, 2004 and June 30, 2004, we had goodwill with a carrying value of $406 million, respectively. Our goodwill by reportable segment was $326 million for Product Group and $80 million for Sun Services as of September 26, 2004 and June 30, 2004, respectively.

Information regarding our other acquisition-related intangible assets is as follows (in millions):

	Gross Carrying Amount			Accumulated Amortization			Net
	June 30, 2004	Additions	September 26, 2004	June 30, 2004	Additions	September 26, 2004	September 26, 2004
Developed technology	$383	$—	$383	$(295)	$(10)	$(305)	$78
Customer base and other	50	—	50	(45)	(1)	(46)	4
Acquired workforce and other	86	—	86	(52)	(7)	(59)	27

	$519	$—	$519	$(392)	$(18)	$(410)	$109

Amortization expense of other acquisition-related intangible assets was $18 million and $15 million for the three months ended September 26, 2004 and September 28, 2003, respectively.

Estimated amortization expense for other acquisition-related intangible assets for acquisitions completed prior to September 26, 2004 for the fiscal years ending June 30, is as follows (in millions):

2005 (including $18 million of amortization expense for the first three months of fiscal 2005)	$72
2006	39
2007	16

$127

4. BALANCE SHEET DETAILS

Inventories

Inventories consisted of the following at (in millions):

	September 26, 2004	June 30, 2004
Raw materials	$66	$78
Work in process	155	131
Finished goods	195	255

	$416	$464

Deferred Revenues

The following table sets forth an analysis of the deferred revenue activity for the three months ended September 26, 2004 (in millions):

	Deferred service revenues	Other deferred revenues	Total
Balance at June 30, 2004	$1,612	$562	$2,174
Revenue deferred	979	482	1,461
Revenue recognized	(1,133)	(632)	(1,765)

Balance at September 26, 2004	$1,458	$412	$1,870
Less short-term portion	(1,008)	(338)	(1,346)

Total long-term deferred revenues	$450	$74	$524

Warranty Reserve

We accrue for our product warranty costs at the time of shipment. The product warranty costs are estimated based upon our historical experience and specific identification of the product requirements.

The following table sets forth an analysis of the warranty reserve activity for the three months ended September 26, 2004 (in millions):

Balance at June 30, 2004	$252
Charged to costs and expenses	74
Utilization	(86)

Balance at September 26, 2004	$240

5. RESTRUCTURING CHARGES AND WORKFORCE REBALANCING EFFORTS

Fiscal 2004 Restructuring Plan

In March 2004, our Board of Directors and management approved a plan to reduce our cost structure and improve operating efficiencies by reducing our workforce, exiting facilities, and implementing productivity improvement initiatives and expense reduction measures (Fiscal 2004 Restructuring Plan). This plan includes reducing our workforce by at least 3,300 employees across all levels, business functions, operating units, and geographic regions, eliminating excess facility capacity in light of revised facility requirements, and other actions. In accordance with SFAS No. 112 “Employers’ Accounting for Post Employment Benefits” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), in the first quarter of fiscal 2005 we recognized a total of $110 million in charges associated with the Fiscal 2004 Restructuring Plan, consisting of a $20 million workforce reduction charge and a $90 million excess facility charge.

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

The following table sets forth an analysis of the restructuring accrual activity for the three months ended September 26, 2004 (in millions):

	Fiscal 2004 Restructuring Plan		Fiscal 2003 Restructuring Plan		Fiscal 2002 Restructuring Plan	Fiscal 2001 Facility Exit Plan
	Severance and Benefits	Facilities Related and Other	Severance and Benefits	Facilities Related	Facilities Related	Facilities Related	Total
Balance as of June 30, 2004	$166	$88	$1	$90	$153	$45	$543
Severance and benefits	20	—	—	—	—	—	20
Accrued lease costs	—	80	—	—	—	—	80
Property and equipment impairment	—	12	—	—	—	—	12
Provision adjustments	—	(2)	—	1	(2)	(1)	(4)

Total restructuring charges	20	90	—	1	(2)	(1)	108
Cash paid	(87)	(11)	(1)	(8)	(7)	(5)	(119)
Non-cash	—	(12)	—	(2)	—	—	(14)

Balance as of September 26, 2004	$99	$155	$—	$81	$144	$39	$518

Our accrued liability for all four plans was net of approximately $123 million of estimated sublease income to be generated from sublease contracts not yet negotiated. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties. The amounts we have accrued represent our best estimate of the obligations we expect to incur in connection with these plans, and could be subject to change. Adjustments may be required as conditions and facts change throughout the implementation period.

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. Our accrual as of September 26, 2004 for facility related leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2018. As of September 26, 2004, $204 million of the $518 million accrual was classified as current and the remaining $314 million was classified as non-current.

The above restructuring charges are based on estimates that are subject to change. Changes to the previous estimates have been reflected as “Provision adjustments” in the above table in the period the changes in estimates were made.

Workforce Rebalancing Efforts

Prior to the initiation of our Fiscal 2004 Restructuring Plan, we had initiated certain workforce rebalancing efforts during the first six months of fiscal 2004. As a result, we incurred $55 million of separation costs during this period. Approximately $3 million, $14 million, and $38 million of these separation costs were included in cost of sales, research and development and selling, general and administrative expenses, respectively. During fiscal 2004 and the first quarter of fiscal 2005, we paid $54 million and $1 million, respectively.

6. COMPREHENSIVE LOSS

The components of comprehensive loss, net of related taxes, were as follows (in millions):

	Three Months Ended
	September 26, 2004	September 28, 2003
Net loss	$(147)	$(286)
Change in unrealized value on investments, net	8	(2)
Change in unrealized fair value of derivative instruments, net	1	1
Translation adjustments, net	(22)	(59)

	$(160)	$(346)

The components of accumulated other comprehensive income, net of related taxes, were as follows at (in millions):

	September 26, 2004	June 30, 2004
Unrealized losses on investments, net	$(9)	$(17)
Unrealized losses on derivative instruments, net	(5)	(6)
Cumulative translation adjustments, net	174	196

	$160	$173

7. INCOME TAXES

For the first quarter of fiscal 2005, we recorded an income tax provision of $39 million as compared with an income tax provision of $31 million for the first quarter of fiscal 2004. These tax provisions were recorded for taxes due on income generated in certain state and foreign tax jurisdictions and reflect adjustments for the difference between estimated amounts recorded and actual liabilities resulting from the filing of prior years’ tax returns.

We are currently under examination by the Internal Revenue Service (IRS) for tax returns filed in the fiscal years 1997 through 2000. In addition, the examination for fiscal years 2001 and 2002 commenced in fiscal 2005. Although, the ultimate outcome of these routine examinations is unknown, we believe that adequate amounts have been provided for any adjustments that may result from the current examinations and that the final outcomes will not have a material adverse affect on Sun’s results of operations.

In addition, Sun has provided adequate amounts for anticipated tax audit adjustments in the U.S., state and other foreign tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest may be due. If events occur which indicate payment of these amounts are unnecessary, the reversal of the liabilities could result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

8. OPERATING SEGMENTS

We design, manufacture, market and service network computing infrastructure solutions that consist of Computer Systems (hardware and software), Network Storage systems (hardware and software), Support services, Client solutions and Knowledge services. Effective July 1, 2004, our President and Chief Operating Officer was identified as the Chief Operating Decision Maker (CODM) as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131). Following his appointment, we reorganized Sun and the effects of these changes to our business organization did not result in a change to our operating segment disclosure. The CODM continues to manage our company based primarily on broad functional categories of sales, services, manufacturing, product development and engineering and marketing and strategy. The CODM reviews financial information on revenues and gross margins for products and services. The CODM also reviews operating expenses certain of which have been allocated to our two segments described below.

We operate in two segments: Product Group and Sun Services. Our Product Group segment comprises our end-to-end networking architecture of computing products including our Computer Systems and Network Storage systems product lines. In the Sun Services segment, we provide a full range of services to existing and new customers, including Support services, Client solutions and Knowledge services.

We have a Worldwide Operations (WWOPS) organization and a Global Sales Organization (GSO) that, respectively, manufacture and sell all of our products. The CODM holds the GSO accountable for overall products and services revenue and margins at a consolidated level. GSO and WWOPS manages the majority of our accounts receivable and inventory, respectively. In addition, we have a Worldwide Marketing Organization (WMO) that is responsible for developing and executing Sun’s overall corporate, strategic and product marketing and advertising strategies. The CODM looks to this functional organization for advertising, pricing and other marketing strategies for the products and services delivered to market. Operating expenses (primarily sales, marketing and administrative) related to the GSO and the WMO are not allocated to the reportable segments and, accordingly, are included under the Other segment reported below.

Segment information

The following table presents revenues, interdivision revenues and operating income (loss) for our segments. The Other segment consisted of certain functional groups that did not meet the requirements for a reportable segment as defined by SFAS 131, such as GSO and WMO and other miscellaneous functions such as Corporate (in millions):

	Product Group	Sun Services	Other	Total
Three Months Ended:
September 26, 2004
Revenues	$1,676	$952	$—	$2,628
Interdivision revenues	175	104	(279)	—
Operating income (loss)	245	364	(744)	(135)
September 26, 2003
Revenues	$1,634	$902	$—	$2,536
Interdivision revenues	148	110	(258)	—
Operating income (loss)	153	258	(662)	(251)

9. LEGAL PROCEEDINGS

On February 11, 2002, Eastman Kodak Company (Kodak) filed a lawsuit against us entitled, Eastman Kodak Company v. Sun Microsystems, Inc., Civil Action No. 02-CV-6074, in the United States District Court for the Western District of New York and filed an amended complaint in that same court on March 22, 2002. Kodak alleged that some of our products, including aspects of our JavaTM technology, infringe one or more Kodak patent claims contained in the following Kodak patents: U.S. Patent No. 5,206,951, U.S. Patent No. 5,421,012 and U.S. Patent No. 5,226,161 (collectively, the Litigated Kodak Patents). Kodak further alleged that we contributed to and induced infringement of one or more claims of the Litigated Kodak Patents. Effective October 7, 2004, we reached an agreement with Kodak to settle all claims in the lawsuit. As a result of the settlement, Sun received a release for any past infringement by Sun’s Java technology of any patent held by Kodak (collectively, the Kodak Patent Portfolio) and a release for any past infringement whatsoever of the Litigated Kodak Patents and other specified patents held by Kodak (collectively, the Broadly Released Kodak Patents). Furthermore, Sun received a perpetual, non-exclusive, worldwide, irrevocable license to the Kodak Patent Portfolio for the benefit of the Java technology and to the Broadly Released Kodak Patents for any and all purposes. In return, we are required to pay Kodak $92 million. Of this amount, $10 million was expensed in fiscal 2004 and $55 million was expensed to cost of sales-products in the first quarter of fiscal 2005. The remaining amount represents the estimated future benefit that we will obtain from the licenses granted under the settlement. This $27 million intangible asset was recorded in other non-current assets and will be amortized ratably to cost of sales-products over the remaining patent life through fiscal 2010.

On April 20, 2004, we were served with a complaint in a case entitled Gobeli Research (Gobeli) v. Sun Microsystems, Inc. and Apple Computer, Inc. (Apple). The complaint alleges that Sun products, including our SolarisTM Operating System, infringe on a Gobeli patent related to a system and method for controlling interrupt processing. Gobeli claims that Apple’s OS 9 and OS X operating systems violate that same patent. The case is pending in the United States District Court for the Eastern District of Texas. We have filed a response denying liability and stating various affirmative defenses, and we intend to present a vigorous defense.

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

10. RELATED PARTIES

We occasionally conduct transactions with entities that are or were considered related parties. Intuit Inc. (Intuit) is considered a related party because Stephen Bennett, the President and Chief Executive Officer of Intuit was appointed a member of the Board of Directors of Sun effective June 28, 2004. The amount of net revenues and expenses recognized with Intuit since Mr. Bennett’s appointment were not material.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders, Sun Microsystems, Inc.

We have reviewed the condensed consolidated balance sheet of Sun Microsystems, Inc. as of September 26, 2004, and the related condensed consolidated statements of operations for the three-month periods ended September 26, 2004 and September 28, 2003, and the condensed consolidated statements of cash flows for the three-month periods ended September 26, 2004 and September 28, 2003. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sun Microsystems, Inc. as of June 30, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated September 10, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

San Jose, California

November 3, 2004

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is intended to be a an overview of the areas that management believes are important in understanding the results of the quarter. This overview is not intended as a substitute for the detail provided in the following pages or for the condensed consolidated financial statements and notes that appear elsewhere in this document.

Executive Overview

Sun provides network computing infrastructure solutions that include Computer Systems (hardware and software), Network Storage systems (hardware and software), Support services, Client solutions (formerly known as Professional services) and Knowledge services. Sun’s solutions are based on major Sun technology innovations such as the Java platform, the Solaris operating system, Sun Java products and N1TM Grid architecture and the SPARC® microprocessor technology, as well as other widely deployed technologies such as the Linux operating system and x86 microprocessor-based systems. Our network computing infrastructure solutions are used in a wide range of technical/scientific, business and engineering applications in industries such as telecommunications, government, financial services, manufacturing, education, retail, life sciences, media and entertainment, transportation, energy/utilities and healthcare. We sell end-to-end networking architecture platform solutions, including products and services, in most major markets worldwide through a combination of direct and indirect channels.

During the first quarter of fiscal 2005, we experienced a year over year increase in total net revenues of approximately 4% and a sequential quarterly decline in total net revenues of approximately 15%. The increase in total net revenues on a year over year basis included a favorable foreign currency impact of approximately 3% and the sequential impact of foreign currency on total net revenues was not material. Year over year, total net revenues were impacted by increased sales of our UltraSPARC® IV processor-based systems, especially in the enterprise server area, improved shipment linearity and efficiency improvements and increases in Support services and Client solutions revenues, which were offset by a decrease in our Network Storage products revenue. The sequential decrease in total net revenues reflects the normal seasonal decline we experience between the fourth quarter of the previous year and the first quarter of the next fiscal year.

Sequentially, our products gross margin percentage remained unchanged and was impacted primarily due to a $55 million charge related to the litigation settlement with Kodak and an unfavorable products mix, offset by the favorable impact of manufacturing and component cost reductions and pricing. Sequentially, our services gross margin increased approximately 4 percentage points primarily due to the favorable impact of cost reductions, productivity measures and changes in services mix, which were partially offset by the unfavorable impact of pricing.

Sequentially, our research and development expenses decreased by $102 million and sales, general and administrative expenses decreased by $165 million primarily due to on-going cost structure actions that included reducing our global workforce and property portfolio and implementing productivity improvement initiatives and expense reduction measures. The ongoing reductions in our global workforce and property portfolio resulted in a net restructuring charge of $108 million in the first quarter of fiscal 2005 .

During the quarter our operating activities provided cash flows of $124 million and we ended the quarter with a cash conversion cycle of 37 days, an improvement of 3 days from June 30, 2004. At September 26, 2004 we had a total cash, cash equivalents and marketable debt securities position of approximately $7.4 billion.

Changes to Previously Announced Fiscal 2005 First Quarter Results

On October 14, 2004, we announced our fiscal 2005 first quarter results which included the preliminary accounting for the settlement with Kodak. Subsequent to that date, we finalized our accounting for the settlement with Kodak as discussed in Note 9 to the Condensed Consolidated Financial Statements. As a result, we adjusted our previously announced first quarter of fiscal 2005 results by reducing our net loss by $27 million and basic and diluted net loss per common share by $0.01.

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. We are required to make estimates and judgments in many areas, including those related to fair value of derivative financial instruments, recording of various accruals, bad debt and inventory reserves, the useful lives of long-lived assets such as property and equipment, warranty obligations and potential losses from contingencies and litigation. We believe the policies disclosed are the most critical to our financial statements because their application places the most significant demands on management’s judgment. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors.

We believe there have been no significant changes during the three months ended September 26, 2004 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

RESULTS OF OPERATIONS

Net Revenues

(dollars in millions, except revenue per employee dollars in thousands)

	Three Months Ended
	September 26, 2004	September 28, 2003	Change
Computer Systems products	$1,354	$1,282	5.6%
Network Storage products	322	352	(8.5)%

Products net revenue	$1,676	$1,634	2.6%
Percentage of total net revenues	63.8%	64.4%
Support services	$745	$731	1.9%
Client solutions and Knowledge services	207	171	21.1%

Services net revenue	$952	$902	5.5%
Percentage of total net revenues	36.2%	35.6%
Total net revenues	$2,628	$2,536	3.6%
Services contract penetration rate(1)	49.0%	42.3%	6.7pts
Revenue per employee(2)	$78	$70	11.4%

(1)	The services contract penetration rate is calculated by dividing the number of systems under a Support service contract, by the installed base. Systems under a Support service contract represent the total number of systems under an active Support service contract as of the last day of a fiscal quarter. Installed base is defined as the total number of units in active use which is calculated by dividing the number of units shipped, by our estimate of the product’s useful life. These estimates range between three and five years, varying by product, and are a function of system type, product complexity, degree of self-support attributes, the level of criticality to a customer and the average selling price. The services contract penetration rate is a key measure we use to assess the performance of the Support services business as it measures our ability to capture an ongoing revenue stream from the Computer Systems and Network Storage products we sell.

(2)	Revenue per employee is calculated by dividing the revenue during the period, by the average number of employees during the period, including contractors. We use this as a measure of our productivity.

Due to the generally weakened U.S. dollar during the first quarter of fiscal 2005 as compared with the corresponding period of fiscal 2004, our total net revenues were favorably impacted by foreign currency exchange rates. The net foreign currency impact to our total net revenues is difficult to precisely measure because of the various hedging strategies we employ. However, our best estimate of the foreign exchange benefit during the first quarter of fiscal 2005 as compared with the corresponding period of fiscal 2004, approximated 3% of total net revenue.

Products Net Revenue

Products net revenue consists of revenue generated from the sale of Computer Systems and Network Storage products.

During the first quarter of fiscal 2005 as compared with the corresponding period of fiscal 2004, Products net revenues were favorably impacted by foreign currency exchange rates, increased Computer Systems sales of enterprise servers and UltraSPARC IV processor boards and improved shipment linearity. These increases were partially offset by decreased sales of data center and SPARC entry servers and desktops. Network Storage revenue was negatively impacted by reduced sales of storage products associated with decreased sales of data center servers and the technological transition in our high-end storage systems.

Services Net Revenue

Services net revenue consists of revenue generated from Support services, Client solutions and Knowledge services.

Support services revenue consists primarily of maintenance contract revenue, which is recognized ratably over the contractual period and represents approximately 78% and 81% of services net revenue in the first quarter of fiscal 2005 and 2004, respectively. During the first quarter of fiscal 2005 as compared with the corresponding period in fiscal 2004, Support services net revenue was favorably impacted by foreign exchange, an increase in total contract value and the number of systems under a Support services contract as support services are increasingly being integrated as essential elements of a solution sale. The 6.7 percentage point increase in the services contract penetration rate was due to a unit increase in the systems under contract and a unit decrease in the number of active systems that comprise the installed base. The increase in the number of systems under an active Support service contract was partially offset by: (1) a change in contract mix towards maintenance contracts sold or renewed with reduced service levels; and (2) a change in product sales mix towards a greater proportion of low-end products, which are typically sold with reduced levels of services.

Client solutions and Knowledge services revenue consists primarily of professional services such as technical consulting that helps our customers plan, implement, and manage distributed network computing environments and, to a lesser extent, Knowledge services such as development and delivery of integrated learning solutions for enterprises, IT organizations, and individual IT professionals. The overall increase in Client solutions and Knowledge services revenue during the first quarter of fiscal 2005 as compared with the corresponding period in fiscal 2004 was due to increased Client solutions revenues resulting from the success of our solution-based selling strategy internationally, particularly in EMEA. These increases were partially offset by a reduction in customers’ spending related to Knowledge services.

Net Revenues by Geographic Area

(dollars in millions)

	Three Months Ended		Change
	September 26, 2004	September 28, 2003
U.S.	$1,105	$1,162	(4.9)%
Percentage of net revenues	42.0%	45.8%

Americas-Other (Canada and Latin America)	$110	$116	(5.2)%
Percentage of net revenues	4.2%	4.6%
EMEA (Europe, Middle East and Africa)	$973	$822	18.4%
Percentage of net revenues	37.0%	32.4%
APAC (Asia, Australia and New Zealand)	$440	$436	0.9%
Percentage of net revenues	16.8%	17.2%
Total International revenues	$1,523	$1,374	10.8%
Percentage of net revenues	58.0%	54.2%

Total net revenues	$2,628	$2,536	3.6%

Net revenues in the U.S. declined during the first quarter of fiscal 2005 as compared with the corresponding period of fiscal 2004 primarily due to an intense competitive environment and reduced spending in certain key sectors. We experienced a decline in government spending primarily in national security and defense, which negatively impacted our U.S. revenues during the first quarter of fiscal 2005. The telecommunications sector in the U.S. showed a trend of improvement in fiscal 2004 offsetting weakness in other sectors. This trend in the telecommunications sector did not continue in the first quarter of fiscal 2005 due in part to the spending patterns of certain customers.

The following table sets forth net revenues in geographic markets contributing significantly to changes in international net revenues during the first quarter of fiscal 2005:

(dollars in millions)

	Three Months Ended		Change
	September 26, 2004	September 28, 2003
United Kingdom (UK)	$292	$198	47.5%
Germany(1)	$200	$191	4.7%
Japan	$183	$185	(1.1)%
Central and Northern Europe (CNE)(2)	$152	$145	4.8%

(1)	The Germany geographic market consists of Germany and Austria.

(2)	The CNE geographic market consists primarily of Finland, Norway, Sweden, the Netherlands, Belgium, Luxembourg and Switzerland. In prior quarterly reports we included an international area called “Northern Europe” which consisted of Finland, Norway, Sweden, the Netherlands, Belgium, Luxembourg, Eastern European countries and Russia.

Net revenues in the UK grew across the majority of products and services categories during the first quarter of fiscal 2005 as compared with the corresponding period of fiscal 2004. Sales were especially strong in the telecommunications and government sectors and included $62 million related to the first phase of a multi-year solution-based sale to a health care services provider.

Net revenues in Germany slightly increased during the first quarter of fiscal 2005 as compared with the corresponding period of fiscal 2004 primarily due to an increase in Client solutions revenue. Growth in product revenue remained flat due to intense competition in a challenging economic environment.

Net revenues in Japan declined during the first quarter of fiscal 2005 as compared with the corresponding period of fiscal 2004 primarily due to decreases in Product revenue partially offset by increases in Support services and Client solutions revenue. We have taken actions in Japan, including a change in management and implementation of a plan to reduce our future costs in order to adjust to the current intense competitive business environment and these actions have slowed the rate of decline in this market’s revenue.

Net revenues in CNE increased during the first quarter of fiscal 2005 as compared with the corresponding period of fiscal 2004 primarily due to increases in Product and Support services revenue associated with improving sales in the telecommunications and financial services sectors.

Gross Margin

(dollars in millions)

	Three Months Ended		Change
	September 26, 2004	September 28, 2003
Products gross margin	$672	$669	0.4%
Percentage of products net revenue	40.1%	40.9%	(0.8	)pts
Services gross margin	$401	$347	15.6%
Percentage of services net revenue	42.1%	38.5%	3.6	pts
Total gross margin	$1,073	$1,016	5.6%
Percentage of net revenues	40.8%	40.1%	0.7	pts

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

Our products gross margin percentage was essentially unchanged as compared with the corresponding period of fiscal 2004 and was unfavorably impacted by approximately 3 percentage points as a result of the Kodak litigation settlement, planned list price reductions and sales discounting actions of greater than 2 percentage points and changes in product mix to a greater proportion of lower margin products of approximately 1 percentage point. Offsetting these decreases were cost reductions due to supply chain restructuring, product cost engineering and continued use of dynamic bidding events which benefited products gross margin by approximately 5 percentage points.

We experienced significant component cost reductions over the last several years that benefited our products gross margin. These cost reductions generally offset, or were slightly less than, the pricing actions we took in those prior periods to respond to competitive pressure and the shift in our product mix towards sales of lower margin products. We expect pricing pressures associated with competition to continue to impact our products gross margin and we may not be able to achieve the same level of component cost reductions, which could adversely impact our operating results.

Services Gross Margin

Services gross margin percentage is influenced by numerous factors including services mix, pricing, geographic mix, currency exchange rates and third-party costs. Many of these factors influence, or are interrelated with, other factors. As a result, it is difficult to precisely quantify the impact of each item individually. Accordingly, the following quantification of the reasons for the change in the services gross margin percentage are estimates only.

The 3.6 percentage point increase in our services gross margin reflected the efficiencies realized from: (1) costs savings associated with our workforce reductions and facilities exit plans of nearly 4 percentage points; (2) lower on-going logistics costs, including spares, repair costs and warehousing of approximately 2 percentage points; and (3) on-going changes in our partner delivery model of approximately 2 percentage points. These increases were partially offset by the negative impact of competitive pricing pressures of approximately 3 percentage points and increased costs associated with a shift in product mix to solution-based sales of approximately 1 percentage point.

We expect pricing pressures associated with competition and the shift in product mix to solution-based sales, which have a greater proportion of Client solutions, to continue to impact our services gross margin and we may not be able to achieve our targeted levels of cost reductions and operational efficiencies, either of which could adversely impact our operating results.

Operating Expenses

(dollars in millions)

	Three Months Ended		Change
	September 26, 2004	September 28, 2003
Research and development	$416	$467	(10.9)%
Percentage of net revenues	15.8%	18.4%
Selling, general and administrative	$684	$798	(14.3)%
Percentage of net revenues	26.0%	31.5%
Restructuring charges	$108	$1	N/M *
Percentage of net revenues	4.1%	0.0%
Purchased in-process research and development	$—	$1	N/M *
Percentage of net revenues	—%	0.0%
Total operating expenses	$1,208	$1,267	(4.7)%

*	Not meaningful

Research and Development (R&D) Expenses

R&D expenses decreased by $51 million during the first quarter of fiscal 2005 as compared with the corresponding period of fiscal 2004 primarily due to: (1) $33 million in cost savings associated with workforce reductions; (2) $26 million in cost savings associated with discretionary and outside services spending; and (3) $11 million in payroll related savings due to fewer days in the current quarter and decreased depreciation due to reductions in capital expenditures. These decreases were partially offset by a $14 million increase in accrued bonus compensation and a $10 million increase in compensation and other costs associated with previous acquisitions.

We believe that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems, software, and microprocessor development, as well as continue to enhance existing products.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses decreased by $114 million during the first quarter of fiscal 2005 as compared with the corresponding period of fiscal 2004 primarily due to: (1) $61 million in cost savings associated with workforce reductions and rebalancing efforts; (2) $20 million in reductions in marketing related costs and other discretionary spending; (3) $21 million in occupancy cost savings associated with facilities exit actions; (4) $13 million in payroll related savings due to fewer days in the current quarter; and (5)

$12 million in decreased depreciation due to reductions in capital expenditures. These decreases were partially offset by a $17 million increase in variable compensation costs associated with bonuses and commissions.

We are continuing to focus our efforts on achieving additional operating efficiencies by reviewing and improving upon our existing business processes and cost structure. We expect, on a dollar basis, to decrease our full fiscal year SG&A expenditures as compared to fiscal 2004.

Restructuring Charges and Workforce Rebalancing Efforts

Fiscal 2004 Restructuring Plan

In March 2004, our Board of Directors and management approved a plan to reduce our cost structure and improve operating efficiencies by reducing our workforce, exiting facilities, and implementing productivity improvement initiatives and expense reduction measures (Fiscal 2004 Restructuring Plan). This plan includes reducing our workforce by at least 3,300 employees across all levels, business functions, operating units, and geographic regions, eliminating excess facility capacity in light of revised facility requirements, and other actions. In accordance with SFAS No. 112 “Employers’ Accounting for Post Employment Benefits” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), in the first quarter of fiscal 2005 we recognized a total of $110 million in charges associated with the Fiscal 2004 Restructuring Plan (consisting of a $20 million workforce reduction charge and a $90 million excess facility charge).

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

The following table sets forth an analysis of the restructuring accrual activity for the three months ended September 26, 2004 (in millions):

	Fiscal 2004 Restructuring Plan		Fiscal 2003 Restructuring Plan		Fiscal 2002 Restructuring Plan	Fiscal 2001 Facility Exit Plan	Total
	Severance and Benefits	Facilities Related and Other	Severance and Benefits	Facilities Related	Facilities Related	Facilities Related
Balance as of June 30, 2004	$166	$88	$1	$90	$153	$45	$543
Severance and benefits	20	—	—	—	—	—	20
Accrued lease costs	—	80	—	—	—	—	80
Property and equipment impairment	—	12	—	—	—	—	12
Provision adjustments	—	(2)	—	1	(2)	(1)	(4)

Total restructuring charges	20	90	—	1	(2)	(1)	108
Cash paid	(87)	(11)	(1)	(8)	(7)	(5)	(119)
Non-cash	—	(12)	—	(2)	—	—	(14)

Balance as of September 26, 2004	$99	$155	$—	$81	$144	$39	$518

Our accrued liability for all four plans was net of approximately $123 million of estimated sublease income to be generated from sublease contracts not yet negotiated. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties. The amounts we have accrued represent our best estimate of the obligations we expect to incur in connection with these plans, and could be subject to change. Adjustments may be required as conditions and facts change throughout the implementation period.

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. Our accrual as of September 26, 2004 for facility related leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2018. As of September 26, 2004, $204 million of the $518 million accrual was classified as current and the remaining $314 million was classified as non-current.

The above restructuring charges are based on estimates that are subject to change. Changes to the previous estimates have been reflected as “Provision adjustments” on the above table in the period the changes in estimates were made.

Workforce Rebalancing Efforts

Prior to the initiation of our Fiscal 2004 Restructuring Plan, we had initiated certain workforce rebalancing efforts during the first six months of fiscal 2004. As a result, we incurred $55 million of separation costs during this period. Approximately $3 million, $14 million, and $38 million of these separation costs were included in cost of sales, research and development and selling, general and administrative expenses, respectively. During fiscal 2004 and the first quarter of fiscal 2005, we paid $54 million and $1 million, respectively.

Loss on Equity Investments

(dollars in millions)

	Three Months Ended		Change
	September 26, 2004	September 28, 2003
Loss on equity investments, net	$(4)	$(25)	84.0%
Percentage of net revenues	(0.2)%	(1.0)%

Our equity investments portfolio, which primarily consists of investments in privately-held and publicly traded technology companies, has continued to be negatively impacted during the first quarter of fiscal 2005 by declining equity valuations in the technology sectors in which we have invested. The loss on equity investments of $4 million in the first quarter of fiscal 2005 was primarily related to decline in the valuation of warrants and a decline in value of our equity investments that was considered other than temporary. The loss on equity investments in the first quarter of fiscal 2004 was primarily related to decline in value of our equity investments portfolio that was considered other than temporary.

As of September 26, 2004, our equity investments portfolio of $100 million consisted of $31 million in marketable equity securities, $53 million in equity investments in privately-held companies and warrants and $16 million in investments in venture capital funds and other joint ventures. The ongoing valuation of our investment portfolio remains uncertain and may be subject to fluctuations based on whether we participate in additional financing activity or other events occurring outside of our control which impacts the valuation of our investee companies.

Interest Income, net

(dollars in millions)

	Three Months Ended		Change
	September 26, 2004	September 28, 2003
Interest income, net	$31	$21	47.6%
Percentage of net revenues	1.2%	0.8%

In the first quarter of fiscal 2005, interest income, net, increased $10 million as compared with the corresponding periods of fiscal 2004. This increase was primarily due to higher cash and marketable debt securities balances (an increase of $1.9 billion), partially offset by lower interest rates and lower realized gains on the sale of certain marketable debt securities.

The average duration of our portfolio of marketable debt securities decreased to 0.66 year at September 26, 2004 from 0.78 year at September 28, 2003. In general, we would expect the volatility of this portfolio to decrease as its duration decreases.

Our interest income and expense are sensitive primarily to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and marketable debt securities, which are predominantly short-term fixed income instruments. To better match the interest rate characteristics of our investment portfolio and our issued fixed-rate unsecured senior debt securities, we have entered into interest rate swap transactions so that the interest associated with these debt securities effectively becomes variable.

Income Taxes

(dollars in millions)

	Three Months Ended
	September 26, 2004	September 28, 2003	Change
Income tax provision	$39	$31	25.8%
Percentage of loss before taxes	N/A	N/A

For the first quarter of fiscal 2005, we recorded an income tax provision of $39 million as compared with an income tax provision of $31 million for the first quarter of fiscal 2004. These tax provisions were recorded for taxes due on income generated in certain state and foreign tax jurisdictions and reflect adjustments for the difference between estimated amounts recorded and actual liabilities resulting from the filing of prior years’ tax returns.

We currently have provided a full valuation allowance on our U.S. deferred tax assets and a partial valuation allowance on our Japan deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance. Likewise, the occurrence of negative evidence with respect to our foreign deferred tax assets could result in an increase to the valuation allowance. Our income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to our valuation allowance, respectively.

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

Information with respect to stock option and stock purchase rights activity for the three months ended September 26, 2004, is as follows (in millions, except per share amounts):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2004	256	603	$12.85
Grants and assumptions	(61)	61	$3.81
Exercises	—	(8)	$1.82
Cancellations	24	(26)	$12.19

Balance at September 26, 2004	219	630	$12.15

The following table summarizes significant ranges of outstanding and exercisable options at September 26, 2004 (shares and aggregate intrinsic value in millions):

	Outstanding Options					Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Potential Dilution Percentage	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Potential Dilution Percentage
$0.01 - $4.13	179	6.1	$3.51	$111	5.3%	61	$3.33	$49	1.8%
$4.13 - $5.00	111	6.7	4.24	—	3.3%	13	4.36	—	0.4%
$5.01 - $10.00	140	3.8	7.29	—	4.2%	92	6.79	—	2.8%
$10.01 - $15.00	40	3.6	12.62	—	1.2%	34	12.66	—	1.0%
$15.01 - $20.00	76	4.0	17.93	—	2.3%	55	17.78	—	1.6%
$20.01 - $40.00	44	3.4	37.92	—	1.3%	36	37.87	—	1.1%
$40.00 - $108.38	40	3.6	49.87	—	1.2%	30	49.78	—	0.9%

	630	4.9	$12.15	$111	18.8%	321	$16.09	$49	9.6%

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Sun’s closing stock price of $4.13 on September 24, 2004 (last trading day of our first quarter of fiscal 2005), and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 26, 2004. This amount changes based on the fair market value of Sun’s stock.

The potential dilution percentage is computed by dividing the options in the related range of exercise prices by the shares of common stock issued, adjusted for treasury stock, as of September 26, 2004 (3,344 million shares) and does not reflect the potential proceeds from the exercise price of the options.

The 630 million options outstanding will vest as follows (in millions):

	Q1’05 and prior	Remainder of 2005	2006	2007	2008	2009	2010	Total
Number of Options	321	70	81	67	49	30	12	630

Equity Compensation Plan Information

A summary of our stockholder approved and non-approved equity compensation plans as of September 26, 2004 is as follows (in millions, except exercise price amounts):

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (in dollars)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (excluding ESPP)	607	$12.38	190
Equity compensation plans not approved by security holders (excluding ESPP)	23	$6.16	29

Total (excluding ESPP)	630	$12.15	219

Equity compensation plans approved by security holders (ESPP only)	N/A	N/A	169
Equity compensation plans not approved by security holders (ESPP only)	N/A	N/A	N/A

Total (ESPP only)	N/A	N/A	169

All Plans	630	$12.15	388

Options Granted during the Three Months Ended September 26, 2004 to the Most Highly Compensated Executive Officers Named in Our Most Recent Proxy Statement

Name	Number of Options Granted	Weighted Average Exercise Price
Scott G. McNealy	1,250,000	$3.79
Jonathan I. Schwartz	800,000	$3.79
Crawford W. Beveridge	400,000	$3.79
Stephen T. McGowan	400,000	$3.79
Gregory M. Papadopoulos	400,000	$3.79
Mark Tolliver(1)	N/A	N/A
David Yen(2)	400,000	$3.79

(1)	Mr. Tolliver ceased being an Executive Officer of the Company effective April 14, 2004 and resigned from the Company effective September 30, 2004.

(2)	Mr. Yen ceased being an Executive Officer of the Company effective June 29, 2004.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

(dollars in millions)

	September 26, 2004	June 30, 2004	Change
Cash and cash equivalents	$2,187	$2,141	$46
Marketable debt securities	5,246	5,467	(221)

Total cash, cash equivalents and marketable debt securities	$7,433	$7,608	$(175)

Percentage of total assets	55.0%	52.5%	2.5	pts

	Three Months Ended
	September 26, 2004	September 26, 2003	Change
Cash provided by (used in) operating activities	$124	$(49)	$173
Cash provided by (used in) investing activities	157	(492)	649
Cash provided by (used in) financing activities	(235)	7	(242)

Net increase (decrease) in cash and cash equivalents	$46	$(534)	$580

Changes in Cash Flow

During the first quarter of fiscal 2005, our operating activities generated cash flows of $124 million, which is $173 million higher than the cash flows provided by operating activities during the first quarter of fiscal 2004. Cash provided by operating activities during the first quarter of fiscal 2005 was primarily the result of a $606 million decrease in accounts receivable primarily related to a reduction in days sales outstanding, partially offset by a decrease in accounts payable and other liabilities. In the first quarter of fiscal 2005, our cash provided by investing activities was primarily attributable to proceeds from maturities of marketable debt securities of $292 million and our cash used in financing activities was primarily attributable to a $250 million principal payment of our Senior Notes outstanding.

	September 26, 2004	June 30, 2004	Change
Days sales outstanding (DSO)(1)	59	68	9
Days of supply in inventory (DOS)(2)	24	22	(2)
Days payable outstanding (DPO)(3)	(46)	(50)	(4)

Cash conversion cycle	37	40	3

Inventory turns - products only	10.3	9.8	0.5

(1)	DSO measures the number of days it takes, based on a 90 day average, to turn our receivables into cash.

(2)	DOS measures the number of days it takes, based on a 90 day average, to sell our inventory.

(3)	DPO measures the number of days it takes, based on a 90 day average, to pay the balances of our accounts payable.

We ended the first quarter of fiscal 2005 with a cash conversion cycle of 37 days, an improvement of 3 days from June 30, 2004. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash for the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of days sales outstanding (DSO) added to days of supply in inventories (DOS), reduced by days payable outstanding (DPO). DSO improved and net accounts receivable decreased from June 30, 2004 due to improved billings and collections throughout the quarter and a greater amount of deferred revenue recognized. DOS worsened 2 days due to a higher percentage of inventory to sales when compared to June 30, 2004. However, inventories decreased $48 million from June 30, 2004 and our products inventory turn rate increased to 10.3 turns at September 26, 2004 from 9.8 turns at June 30, 2004. Inventory turns is annualized and represents the number of times inventory is replenished during the year. Inventory management will continue to be an area of focus as we balance the need to maintain sufficient inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements. DPO improved 4 days and accounts payable decreased $250 million from June 30, 2004 due to timing differences in payments to our supply chain.

Acquisitions

We made no acquisitions during the first quarter of fiscal 2005.

Stock Repurchases

From time to time, our Board of Directors approves common stock repurchase programs allowing management to repurchase shares of our common stock in the open market pursuant to price-based formulas. In February 2001, we announced our intention to acquire up to $1.5 billion of our outstanding common stock under a stock repurchase program authorized by our Board of Directors. Under the February 2001 program, the timing and actual number of shares subject to repurchase are at the discretion of our management and are contingent on a number of factors, including our projected cash flow requirements, our return to sustained profitability and our share price. During the first quarter of fiscal 2005 and the fiscal year ended June 30, 2004, we did not repurchase common stock under our repurchase program. All prior repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. As of September 26, 2004, approximately $230 million of the $1.5 billion remains available for repurchase.

Borrowings

Our $1.05 billion of unsecured senior debt securities (Senior Notes) outstanding are due at various times through August 2009. The Senior Notes are subject to compliance with certain covenants that do not contain financial ratios. We are currently in compliance with these covenants. If we failed to be in compliance with these covenants, the trustee of the Senior Notes or holders of not less than 25% in principal amount of the Senior Notes would have the ability to demand immediate payment of all amounts outstanding.

In addition, we have uncommitted lines of credit aggregating approximately $563 million. No amounts were drawn from these lines of credit as of September 26, 2004. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

Contractual Obligations

Through the normal course of our business, we purchase or place orders for the necessary components of our products from various suppliers. We estimate that our contractual obligations at September 26, 2004 is between $430 million and $475 million. This range does not include contractual obligations recorded on the balance sheet as current liabilities. In addition, we have a contractual obligation under the terms of our strategic alliance with Fujitsu, whereby we have committed to buy Fujitsu products with a list price of $230 million and $265 million in fiscal years 2005 and 2006, respectively, at a predetermined discount from list price, depending upon the type of product purchased. Contractual obligations for the purchase of goods or services are comprised of agreements that are enforceable and legally binding on Sun and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the appropriate timing of the transactions. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within a short time.

Sun is insured by nationally recognized insurers for certain potential liabilities, including worker’s compensation, general liability, automotive liability, employer’s liability, errors and omissions liability, employment practices liability, property, cargo and crime and directors and officers liability. We have self-insured between $2 and $25 million per occurrence on these lines of coverage. Sun performs an annual actuarial analysis to develop an estimate of amounts to be paid for both claims reported and potential losses on activities that have occurred but have not yet been reported. Loss accruals were $27 million as of September 26, 2004 and June 30, 2004.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents in subsidiaries for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. Accordingly, in addition to the approximately $2.2 billion in cash and cash equivalents, we currently have approximately $5.2 billion in marketable debt securities that are available for shorter-term requirements, such as future operating, financing and investing activities, for a total cash and marketable debt securities position of approximately $7.4 billion. However, at June 30, 2004, approximately $1.1 billion of this balance represents earnings generated from operations domiciled in foreign tax jurisdictions that are designated as permanently invested in the respective tax jurisdictions. If these funds are required for our operations in the U.S., we could be required to accrue and pay additional taxes to repatriate these funds. Currently, we do not anticipate a need to repatriate these funds to our U.S. operations. Additionally, we are currently reviewing the provisions of the American Jobs Creation Act of 2004, and have not completed our evaluation of its impact to Sun.

We believe that the liquidity provided by existing cash, cash equivalents, marketable debt securities and cash generated from operations will provide sufficient capital to meet our requirements for at least the next 12 months. We believe our level of financial resources is a significant competitive factor in our industry and we may choose at any time to raise additional capital to strengthen our financial position, facilitate growth, and provide us with additional flexibility to take advantage of business opportunities that arise.

NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Our auditors, Ernst & Young LLP, perform the following non-audit services that have been pre-approved by our Audit Committee of the Board of Directors: expatriate tax and relocation services, international and U.S. tax planning and compliance services, and tax due diligence for acquisitions. In fiscal 2005, we are in the process of transitioning expatriate tax and relocation services from Ernst & Young LLP.

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

We compete in the computer systems (hardware and software) and network storage (hardware and software) products and services markets. These markets are intensely competitive. If we fail to compete successfully in these markets, the demand for our products and services would decrease. Any reduction in demand could lead to fewer customer orders, reduced revenues, pricing pressures, reduced margins, reduced levels of profitability and loss of market share. These competitive pressures could materially and adversely affect our business and operating results.

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

We are in the process of implementing a solution-based selling approach. While our strategy is that this will enable us to increase our revenues and margins, there can be no assurance that we will be successful in this approach. In fact, our implementation of this selling model may result in reductions in our revenues and/or margins, particularly in the short term, as we compete to attract business. In addition, if our emphasis on solution-based sales increases, we face strong competition from systems integrators such as IBM, Fujitsu-Siemens and HP. Our inability to successfully implement this model in the long term would have a material adverse impact on our revenues and margins.

We maintain higher research and development costs, as a percentage of revenues, than many of our competitors and our earnings are dependent upon maintaining revenues and gross margins at a sufficient level to offset these costs.

One of our business strategies is to derive a competitive advantage and a resulting enhancement of our gross margins from our investment in innovative new technologies which customers value. As a result, as a percentage of revenues, we incur higher fixed R&D costs than many of our competitors. To the extent that we are unable to develop and sell products with attractive gross margins in sufficient volumes, our earnings may be materially and adversely affected by our cost structure. During fiscal 2003 and 2004, we added new products to our entry-level server product line that are offered at a lower price point and, accordingly, provide us with a lower gross margin percentage than our products as a whole. Although our strategy is to sell these products as part of overall systems which include other products with higher gross margin percentages, to the extent that the mix of our overall revenues represented by sales of lower gross margin products increases, as it did during much of fiscal 2004, our gross margins and earnings may be materially and adversely affected.

In addition, one of our business strategies is to grow incremental revenue through recurring service models, such as, subscriptions, leasing, and pay-per-use. Under these recurring service models, we would recognize revenue for the contract incrementally over time or based upon usage rather than all at once upon the initial sale of a hardware or software product. However, if we increase our recurring service model base either (1) while not maintaining or increasing our point product sales; or (2) not growing them sufficiently to cover the decline in point product sales, we will incur a near-term reduction in our revenues as revenues that ordinarily would have been recognized upon the initial sale of products will be deferred until future periods, which would have a material adverse effect on our revenues, gross margins and earnings.

The products we make are very complex. If we are unable to rapidly and successfully develop and introduce new products and manage our inventory, we will not be able to satisfy customer demand.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that our customers choose to buy. If we are unable to develop new products, our business and operating results could be adversely affected. We must quickly develop, introduce, and deliver in quantity new, complex systems, software, and hardware products and components. These include products which incorporate our UltraSPARC III and UltraSPARC IV architectures and the Solaris Operating System, the Java platform, Sun Java System portfolio and N1 Grid architecture, among others. The development process for these complicated products is very uncertain. It requires high levels of innovation from both our product designers and the suppliers of the components used in our products. The development process is also lengthy and costly. If we fail to accurately anticipate our customers’ needs and technological trends, or are otherwise unable to complete the development of a product on a timely basis, we will be unable to introduce new products into the market on a timely basis, if at all, and our business and operating results would be materially and adversely affected.

The manufacture and introduction of our new products is also a complicated process. Once we have developed a new product, we face several challenges in the manufacturing process. We must be able to manufacture new products in sufficient volumes so that we can have an adequate supply of new products to meet customer demand. We must also be able to manufacture the new products at acceptable costs. This requires us to be able to accurately forecast customer demand so that we can procure the appropriate components at optimal costs. Forecasting demand requires us to predict order volumes, the correct mix of our hardware and software products, and the correct configurations of these products. We must manage new product introductions and transitions, such as the product transition from UltraSPARC III to UltraSPARC IV microprocessors to minimize the impact of customer-delayed purchases of existing products in anticipation of new product releases. We must also try to reduce the levels of older product and component inventories to minimize inventory write-offs. If we have excess inventory, it may be necessary to reduce our prices and write down inventory, which could result in lower gross margins. Additionally, our customers may delay orders for existing products in anticipation of new product introductions. As a result, we may decide to adjust prices of our existing products during this process to try to increase customer demand for these products. Our future operating results would be materially and adversely affected if such pricing adjustments were to occur and we were unable to mitigate the resulting margin pressure by maintaining a favorable mix of systems, software, service and other products, or if we were unsuccessful in achieving component cost reductions, operating efficiencies and increasing sales volumes.

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

We depend heavily on our suppliers to design, manufacture, and deliver on a timely basis the necessary components for our products. While many of the components we purchase are standard, we do purchase some components, including color monitors, custom power supplies, application specific integrated circuits (ASICs) and custom memory and graphics devices, that require long lead times to manufacture and deliver. Long lead times make it difficult for us to plan component inventory levels in order to meet the customer demand for our products. In addition, in the past, we have experienced shortages in certain of our components (specifically, ASICs, dynamic random access memories (DRAMs) and static random access memories (SRAMs)). If a component delivery from a supplier is delayed, if we experience a shortage in one or more components, or if we are unable to provide for adequate levels of component inventory, our new and/or existing product shipments could be delayed and our business and operating results could be materially and adversely affected.

Since we may order components from suppliers in advance of receipt of customer orders for our products which include these components, we could face a material inventory risk.

As part of our component planning, we place orders with or pay certain suppliers for components in advance of receipt of customer orders. We occasionally enter into negotiated orders with vendors early in the manufacturing process of our microprocessors to make sure we have enough of these components for our new products to meet anticipated customer demand. Because the design and manufacturing process for these components is very complicated it is possible that we could experience a design or manufacturing flaw that could delay or even prevent the production of the components for which we have previously committed to pay. We also face the risk of ordering too many components, or conversely, not enough components, since supply orders are generally based on forecasts of customer orders rather than actual customer orders. In addition, in some cases, we make noncancelable order commitments to our suppliers for work-in-progress, supplier’s finished goods, custom sub-assemblies and/or Sun unique raw materials that are necessary to meet our lead times for finished goods. If we cannot change or be released from supply orders, we could incur costs from the purchase of unusable components, either due to a delay in the production of the components or other supplies or as a result of inaccurately predicting supply orders in advance of customer orders. Our business and operating results could be materially and adversely affected as a result of these increased costs.

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

In addition, if customers decided to delay the adoption and implementation of new releases of our Solaris Operating System this could also delay customer acceptance of new hardware products tied to that release. Implementing a new release of an operating environment requires a great deal of time and money for a customer to convert its systems to the new release. The customer must also work with software vendors who port their software applications to the new operating system and make sure these applications will run on the new operating system. As a result, customers may decide to delay their adoption of a new release of an operating system because of the cost of a new system and the effort involved to implement it. Such delays in product development and customer acceptance and implementation of new products could materially and adversely affect our business.

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

Currently more than half of our revenues come from international sales. In addition, a portion of our operations consists of manufacturing and sales activities outside of the U.S. Our ability to sell our products and conduct our operations internationally is subject to a number of risks. Local economic, political and labor conditions in each country could adversely affect demand for our products and services or disrupt our operations in these markets. We may also experience reduced intellectual property protection or longer and more challenging collection cycles as a result of different customary business practices in certain countries where we do business which could have a material adverse effect on our business operations and financial results. Currency fluctuations could also materially and adversely affect our business in a number of ways. Although we take steps to reduce or eliminate certain foreign currency exposures that can be identified or quantified, we may incur currency translation losses as a result of our international operations. Further, in the event that currency fluctuations cause our products to become more expensive in overseas markets in local currencies, there could be a reduction in demand for our products or we could lower our pricing in some or all of these markets resulting in reduced revenue and margins. Alternatively, a weakening dollar could result in greater costs to us for our overseas operations. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business in these jurisdictions. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs. In addition, we could be subject to regulations, fines and penalties for violations of import and export regulations such as our products being shipped directly or through a third-party to certain countries. Such violations could result in penalties, including prohibiting us from exporting our products to one or more countries, and could materially and adversely affect our business. See “We could lose our ability to export our products if we violate export control laws” below for a description of certain matters that were recently settled with the U.S. Department of Commerce, Bureau of Industry and Security, Office of Export Enforcement (BIS).

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

Failure to successfully implement our resourcing activities could adversely affect our results of operations

We continuously seek to make our cost structure more efficient and focus on our core strengths. We recently announced our intent to develop and implement a global resourcing strategy and operating model which includes outsourcing activities and is focused on increasing workforce flexibility and scalability, and improving overall competitiveness by leveraging external talent and skills worldwide. To the extent we rely on partners or third party service providers for the provision of key business process functions, we may incur increased business continuity risks. If we are unable to effectively develop and implement our resourcing strategy, we may not realize cost structure efficiencies and our operating and financial results could be materially and adversely affected. In addition, if we are unable to effectively utilize or integrate and interoperate with external resources or if our partners or third party service providers experience business difficulties or are unable to provide business process services as anticipated, we may need to seek alternative service providers or resume providing such business processes internally which could be costly and time consuming and have a material adverse material effect on our operating and financial results.

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

Foreign Currency Fluctuations. As a large portion of our business takes place outside of the U.S., we enter into transactions in other currencies. Although we employ various hedging strategies, we are exposed to changes in exchange rates, which causes fluctuations in our quarterly operating results. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Risk.”

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

Goodwill and Other Intangible Assets. We perform an analysis on our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. Goodwill is deemed to be impaired if the net book value of the reporting unit exceeds the estimated fair value. The impairment of a long-lived intangible asset is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset are less than the carrying value of the intangible asset we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value. We recognized an impairment charge of $49 million related to our goodwill during the fourth quarter of fiscal 2004 and an impairment charge of $2.1 billion related to our goodwill and other intangible assets during the second quarter of fiscal 2003. As of June 30, 2004, we had a goodwill balance of $406 million. Going forward we will continue to review our goodwill and other intangible assets for possible impairment. Any additional impairment charges could adversely affect our future earnings.

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

We also depend on the telecommunications, financial services and government sectors for a significant portion of our revenues. Our revenues are dependent on the level of technology capital spending in the U.S. and international economies. If the current uncertain economic conditions continue in some or all of these sectors and geographies, we would expect that the significant reduction and deferrals of capital spending could continue. If capital spending declines in these industries over an extended period of time, our business will continue to be materially and adversely affected. We continue to execute on our strategy to reduce our dependence on these industries by expanding our product reach into new industries, but no assurance can be given that this strategy will be successful.

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

From time to time we have been notified that we may be infringing certain patents or other intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. Several pending claims are in various stages of evaluation. From time to time, we consider the desirability of entering into licensing agreements in certain of these cases. No assurance can be given that licenses can be obtained on acceptable terms or that litigation will not occur. In the event there is a temporary or permanent injunction entered prohibiting us from marketing or selling certain of our products, or a successful claim of infringement against us requiring us to pay royalties to a third party, and we fail to license such technology on acceptable terms and conditions or to develop or license a substitute technology, our business, results of operations or financial condition could be materially adversely affected. See Part I, Item 3, Legal Proceedings for further discussion.

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

On March 5, 2004, Standard & Poors lowered its rating on Sun to non-investment grade from BBB to BB+ and removed us from CreditWatch. The two other rating agencies that follow us, continue to rate us as investment grade. Our rating from Fitch Ratings is BBB- and they have placed us on stable outlook. Moody’s Investor Services has given us a Baa3 rating and placed us on negative outlook. These ratings reflect those credit agencies’ expectations that the intense competitive environment facing Sun in its core markets will continue over at least the near-term to challenge Sun’s sales and profitability. If we were to be further downgraded by these ratings agencies, such downgrades could increase our costs of obtaining, or make it more difficult to obtain or issue, new debt financing. In addition, further downgrades could affect our interest rate swap agreements that we use to modify the interest characteristics of any new debt. Any of these events could materially and adversely affect our business and financial condition.

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

Our operations and those of our suppliers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults. In addition, some of our facilities are located on filled land and, therefore, may be more susceptible to damage if an earthquake occurs. We do not carry earthquake insurance for direct earthquake-related losses. In addition, we do not carry business interruption insurance for, nor do we carry financial reserves against, business interruptions arising from earthquakes or certain other events. If a business interruption occurs, our business could be materially and adversely affected.

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

In response to the global economic slowdown, we implemented facility exit plans in each of the last four fiscal years as part of our ongoing efforts to consolidate excess facilities. The uncertain economic conditions in the United States and in many of the countries in which we have significant leased properties have resulted in a surplus of business facilities making it difficult to sublease properties. We may be unable to sublease our excess properties, or we may not meet our expected estimated levels of subleasing income, and accordingly our results of operations could be materially and adversely affected.

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

FORWARD–LOOKING STATEMENTS

This quarterly report, including the foregoing sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements related to our belief that support services are increasingly being integrated as essential elements of a solution sale; our expectation that pricing pressures associated with competition will continue to impact our products gross margin; our expectation that pricing pressures associated with competition and the shift in product mix to solution-based sales will continue to impact our services gross margin; our belief that we must continue to invest significant resources in new systems, software and microprocessor development and enhance existing products; our continued focus on achieving operating efficiencies; our expectations regarding SG&A expenditures on a dollar basis; our plan to reduce our workforce across all levels, business functions, operating units and geographic regions and eliminate excess facility capacity; our expectation to record additional charges related to our workforce and facilities reductions primarily over the next several quarters; our expectation to incur additional charges related to productivity improvement initiatives and expense reduction measures; our expectation that the volatility of our portfolio of marketable securities will decrease as its duration decreases; continuing to try to efficiently manage our assets; our continued focus on inventory management; our long-term strategy to maintain a minimum amount of cash and cash equivalents in subsidiaries for operational purposes and to invest the remaining amount of cash in interest bearing and highly liquid cash equivalents and marketable debt securities; our anticipation that we will not need to repatriate funds generated from operations domiciled in foreign tax jurisdictions to our U.S. operations; our belief that the liquidity provided by existing cash, cash equivalents, marketable debt securities and cash generated from operations will provide sufficient capital to meet our requirements for at least the next 12 months; our belief that our level of financial resources is a significant competitive factor in our industry; our business strategy to grow incremental revenue through recurring service models; our anticipation that the Advanced Product Line will ultimately replace a large proportion of our server product line; our intention to release our Solaris operating system to the open source development community as open source software; our intention to develop and implement a global resourcing strategy and operating model that includes outsourcing activities and is focused on increasing workforce flexibility and scalability and improving overall competitiveness; our intention to continue to make investments in companies, products, and technologies, either through acquisitions or investments or alliances; and our current plans not to discontinue our hedging programs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at September 26, 2004. Actual results may differ materially.

Interest Rate Sensitivity

Our investment portfolio consists primarily of fixed income instruments with an average duration of 0.66 year as of September 26, 2004 as compared with 0.78 year as of September 28, 2003. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, for example, a hypothetical 150 BPS increase in interest rates would result in an approximate $52 million decrease in the fair value of our investments in debt securities as of September 26, 2004.

We also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest payable on the Senior Notes effectively becomes variable and thus matches the variable interest rate received from our cash and marketable debt securities. Accordingly, interest rate fluctuations impact the fair value of our Senior Notes outstanding, which will be offset by corresponding changes in the fair value of the swap agreements. However, by entering into these swap agreements, we have a cash flow exposure related to the risk that interest rates may increase. For example, at September 26, 2004, a hypothetical 150 BPS increase in interest rates would result in an approximate $19 million decrease in cash related to interest expense over a year.

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

Based on our foreign currency exchange instruments outstanding at September 26, 2004, we estimate a maximum potential one-day loss in fair value of approximately $2 million, as compared with $4 million as of June 30, 2004, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables, and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. Foreign currency fluctuations did not have a material impact on our results of operations and financial position during the first quarter of fiscal 2005.

Equity Security Price Risk

We are exposed to price fluctuations on the marketable portion of equity securities included in our portfolio of equity investments. These investments are generally in companies in the high-technology industry sector, many of which are small capitalization stocks. We typically do not attempt to reduce or eliminate the market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $8 million decrease in the fair value of our available-for-sale equity investments as of September 26, 2004, as compared with $4 million as of September 26, 2003. At September 26, 2004, three equity securities represented approximately $22 million of the $30 million total fair value of the marketable equity securities.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 11, 2002, Eastman Kodak Company (Kodak) filed a lawsuit against us entitled, Eastman Kodak Company v. Sun Microsystems, Inc., Civil Action No. 02-CV-6074, in the United States District Court for the Western District of New York and filed an amended complaint in that same court on March 22, 2002. Kodak alleged that some of our products, including aspects of our JavaTM technology, infringe one or more Kodak patent claims contained in the following Kodak patents: U.S. Patent No. 5,206,951, U.S. Patent No. 5,421,012 and U.S. Patent No. 5,226,161 (collectively, the Litigated Kodak Patents). Kodak further alleged that we contributed to and induced infringement of one or more claims of the Litigated Kodak Patents. Effective October 7, 2004, we reached an agreement with Kodak to settle all claims in the lawsuit. As a result of the settlement, Sun received a release for any past infringement by Sun’s Java technology of any patent held by Kodak (collectively, the Kodak Patent Portfolio) and a release for any past infringement whatsoever of the Litigated Kodak Patents and other specified patents held by Kodak (collectively, the Broadly Released Kodak Patents). Furthermore, Sun received a perpetual, non-exclusive, worldwide, irrevocable license to the Kodak Patent Portfolio for the benefit of the Java technology and to the Broadly Released Kodak Patents for any and all purposes. In return, Sun is required to pay Kodak $92 million.

On April 20, 2004, we were served with a complaint in a case entitled Gobeli Research (Gobeli) v. Sun Microsystems, Inc. and Apple Computer, Inc. (Apple). The complaint alleges that Sun products, including our Solaris Operating System, infringe on a Gobeli patent related to a system and method for controlling interrupt processing. Gobeli claims that Apple’s OS 9 and OS X operating systems violate that same patent. The case is pending in the United States District Court for the Eastern District of Texas. We have filed a response denying liability and stating various affirmative defenses, and we intend to present a vigorous defense.

ITEM 6. EXHIBITS

See Index to Exhibits on Pages 46 to 47 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN MICROSYSTEMS, INC.

BY	/s/ STEPHEN T. MCGOWAN
Stephen T. McGowan Chief Financial Officer and Executive Vice President, Corporate Resources (Principal Financial Officer)

/s/ ROBYN M. DENHOLM
Robyn M. Denholm Vice President and Corporate Controller (Principal Accounting Officer)

Dated: November 4, 2004

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Registrant’s Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant dated November 8, 2000.

3.3(3)	Amended and Restated Certificate of Designations dated December 13, 2000.

3.4(4)	Bylaws of the Registrant, as amended June 24, 2004.

4.8(5)	Third Amended and Restated Shares Rights Agreement dated July 25, 2002.

4.10(6)	Indenture, dated August 1, 1999 (the “Indenture”) between Registrant and The Bank of New York, as Trustee.

4.11(6)	Form of Subordinated Indenture.

4.12(6)	Officers’ Certificate Pursuant to Section 301 of the Indenture, without exhibits, establishing the terms of Registrant’s Senior Notes.

4.13(6)	Form of Senior Note.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certificate of Chief Executive Officer.

32.2	Section 1350 Certificate of Chief Financial Officer.

(1)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended March 29, 1998.
(2)	Incorporated by reference as Exhibit 3.5 to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 2000.
(3)	Incorporated by reference as Exhibit 2.2 to Registrant’s Form 8-A/ A filed December 20, 2000.
(4)	Incorporated by reference to Exhibit 3.4 of Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.
(5)	Incorporated by reference to Registrant’s Form 8-A/ A filed September 26, 2002.
(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 6, 1999.