Form 10-Q
period 2004-12-26
SUN MICROSYSTEMS INC
filed 2005-02-04
CIK 709519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☒    NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2005
Common Stock - $0.00067 par value	3,377,860,900

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
Net revenues:
Products	$1,840	$1,944	$3,516	$3,578
Services	1,001	944	1,953	1,846

Total net revenues	2,841	2,888	5,469	5,424
Cost of sales:
Cost of sales-products	1,065	1,107	2,069	2,072
Cost of sales-services	578	573	1,129	1,128

Total cost of sales	1,643	1,680	3,198	3,200

Gross margin	1,198	1,208	2,271	2,224
Operating expenses:
Research and development	447	471	863	938
Selling, general and administrative	712	828	1,396	1,626
Restructuring charges	24	(10)	132	(9)
Purchased in-process research and development	—	—	—	1

Total operating expenses	1,183	1,289	2,391	2,556

Operating income (loss)	15	(81)	(120)	(332)
Gain (loss) on equity investments, net	9	(36)	5	(61)
Interest income, net	33	20	64	41

Income (loss) before income taxes	57	(97)	(51)	(352)
Provision for income taxes	39	28	78	59

Net income (loss)	$18	$(125)	$(129)	$(411)

Net income (loss) per common share-basic	$0.01	$(0.04)	$(0.04)	$(0.13)

Net income (loss) per common share-diluted	$0.01	$(0.04)	$(0.04)	$(0.13)

Shares used in the calculation of net income (loss) per common share – basic	3,360	3,262	3,349	3,248

Shares used in the calculation of net income (loss) per common share – diluted	3,400	3,262	3,349	3,248

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	December 26, 2004	June 30, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,863	$2,141
Short-term marketable debt securities	1,776	1,460
Accounts receivable, net	1,840	2,339
Inventories	429	464
Deferred and prepaid tax assets	88	62
Prepaid expenses and other current assets	872	837

Total current assets	6,868	7,303
Property, plant and equipment, net	1,903	1,996
Long-term marketable debt securities	3,825	4,007
Goodwill	406	406
Other acquisition-related intangible assets, net	90	127
Other non-current assets, net	642	664

	$13,734	$14,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$—	$257
Accounts payable	963	1,057
Accrued payroll-related liabilities	603	622
Accrued liabilities and other	1,193	1,308
Deferred revenues	1,313	1,617
Warranty reserve	236	252

Total current liabilities	4,308	5,113
Long-term debt	1,145	1,175
Long-term deferred revenues	519	557
Other non-current obligations	1,242	1,220
Total Stockholders’ equity	6,520	6,438

	$13,734	$14,503

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Six Months Ended
	December 26, 2004	December 28, 2003
Cash flows from operating activities:
Net loss	$(129)	$(411)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	329	361
Amortization of other intangible assets and unearned equity compensation	49	46
Deferred taxes	(3)	—
Loss (gain) on equity investments, net	(5)	61
Purchased in-process research and development	—	1
Changes in operating assets and liabilities:
Accounts receivable, net	510	178
Inventories	37	(63)
Prepaid and other assets	(79)	(59)
Accounts payable	(88)	4
Other liabilities	(445)	(449)

Net cash provided by (used in) operating activities	176	(331)

Cash flows from investing activities:
Purchases of marketable debt securities	(2,943)	(5,065)
Proceeds from sales of marketable debt securities	2,287	5,029
Proceeds from maturities of marketable debt securities	508	—
Proceeds from sales of equity investments, net	13	10
Acquisition of property, plant and equipment, net	(141)	(127)
Acquisition of spare parts and other assets	(42)	(26)
Payments for acquisitions, net of cash acquired	—	(190)

Net cash used in investing activities	(318)	(369)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	114	113
Principal payments on borrowings	(250)	—

Net cash provided by (used in) financing activities	(136)	113

Net decrease in cash and cash equivalents	(278)	(587)
Cash and cash equivalents, beginning of period	2,141	2,015

Cash and cash equivalents, end of period	$1,863	$1,428

Supplemental disclosures of cash flow information:
Interest paid (net of interest received from swap agreements of $36 and $36, respectively)	$13	$13

Income taxes paid (net of refunds of $11 and $67, respectively)	$100	$74

Supplemental schedule of noncash investing activities:
Stock and options issued in connection with acquisitions	$—	$16

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Sun’s first three quarters in fiscal year 2005 end on September 26, 2004, December 26, 2004, and March 27, 2005. In fiscal year 2004, the quarters ended on September 28, 2003, December 28, 2003, and March 28, 2004. The fourth quarter in all fiscal years ends on June 30.

Basis of Presentation

The accompanying condensed consolidated financial statements (Interim Financial Statements) include the accounts of Sun and its subsidiaries. Intercompany accounts and transactions have been eliminated.

These Interim Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial statements and accounting policies, consistent, in all material respects, with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the Securities and Exchange Commission on September 13, 2004 (Form 10-K). These Interim Financial Statements are unaudited but reflect all adjustments (consisting of normal recurring adjustments) management considers necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated balance sheet as of June 30, 2004 has been derived from the audited consolidated balance sheet as of that date. The information included in this report should be read in conjunction with our Form 10-K.

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

Because we earned an $18 million profit during the three months ended December 26, 2004, 40 million common equivalent shares were included in that quarter in the computation of diluted net income per share. If we had earned a profit during the six months ended December 26, 2004, we would have added 29 million common equivalent shares to our basic weighted-average shares outstanding to compute the diluted weighted-average shares outstanding. If we had earned a profit during the three and six months ended December 28, 2003, we would have added 24 million and 26 million common equivalent shares, respectively, to our basic weighted-average shares outstanding to compute the diluted weighted-average shares outstanding.

Stock Option Plans

Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” permits companies to measure the compensation cost of stock-based awards based on their estimated fair value at the date of grant and recognize that amount over the related service period. Therefore, as permitted by SFAS 148, we currently apply the existing accounting rules under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. In general, as the exercise price of all options granted under our stock option plans is equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in net income (loss). However, under these plans, options to purchase shares of common stock may also be granted at less than fair market value, which results in compensation expense equal to the difference between the market value on the date of grant and the purchase price. This expense is recognized on a straight-line basis over the vesting period of the shares. As required by SFAS 148, we provide pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and six months ended December 26, 2004 and December 28, 2003, respectively:

Options	Three Months Ended		Six Months Ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
Expected life (in years)	5.8	6.4	6.0	6.4
Interest rate	3.69%	3.45%	3.62%	3.42%
Volatility	68.04%	67.51%	68.36%	67.44%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$2.90	$2.73	$2.52	$2.70

Employee Stock Purchase Plan	Three Months Ended		Six Months Ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
Expected life (in years)	0.5	0.5	0.5	0.5
Interest rate	1.36%	1.10%	1.25%	1.11%
Volatility	40.72%	56.08%	41.88%	58.12%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$1.05	$0.96	$1.02	$0.98

If the fair values of the options granted during a fiscal year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant, stock-based compensation costs would have impacted our net income (loss) after tax and net income (loss) per common share, as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
Pro forma net income (loss):
Net income (loss) after tax	$18	$(125)	$(129)	$(411)
Add: stock-based compensation costs included in reported net income (loss) (net of tax effects of none in all periods)	5	5	10	15
Deduct: stock-based compensation costs (net of tax effects of none in all periods) under SFAS 123	(171)	(218)	(366)	(441)

Pro forma net income (loss) after tax	$(148)	$(338)	$(485)	$(837)

Pro forma basic and diluted net income (loss) per common share:
Pro forma shares used in the calculation of pro forma net income (loss) per common share - basic and diluted	3,360	3,262	3,349	3,248
Pro forma net income (loss) per common share - basic and diluted	$(0.04)	$(0.10)	$(0.14)	$(0.26)
Reported net income (loss) per common share - basic and diluted	$0.01	$(0.04)	$(0.04)	$(0.13)

Recent Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The Financial Accounting Standards Board (FASB) issued EITF 03-01-1 in September 2004 which delayed the effective date of the recognition and measurement provisions of EITF 03-01. We do not expect the adoption of EITF 03-01 to have a material impact on our results of operations and financial condition.

In October 2004, The American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. On December 21, 2004, the FASB issued their staff position, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (SFAS 109-2). SFAS 109-2 allows companies additional time to evaluate the impact of the law and to record the tax effect of repatriation over several interim periods as they complete their assessment of repatriating all or a portion of these unremitted earnings. We are currently evaluating the effects of the Act’s repatriation provision and expect to complete and execute our plan by the end of fiscal 2006 pending technical corrections by Congress and additional clarification by the Treasury Department. Until that time, we expect to make no change in our current intention to indefinitely reinvest accumulated earnings of foreign subsidiaries. Should we decide to repatriate these earnings, which, at June 30, 2004, did not exceed $1.1 billion of cumulative net undistributed earnings, a one-time charge to Sun’s consolidated results of operations would be recorded. Due to the complexity and uncertainty of applying the provisions of the Act, the income tax effects of such repatriation cannot be reasonably estimated at this time.

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” SFAS 151 requires the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs recognized as an expense in the period incurred. In addition, other items such as abnormal freight, handling costs and wasted materials require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. We are currently assessing the impact of the adoption of SFAS 151 to our results of operations and financial condition.

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment.” SFAS 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective beginning in our first quarter of fiscal 2006. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our results of operations and financial condition. We have not yet determined whether the adoption of SFAS 123R will result in stock-based compensation charges that are similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges beginning in our first quarter of fiscal 2006. We do not believe adoption of SFAS 153 will have a material impact on our results of operations and financial condition.

3. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

On December 26, 2004 and June 30, 2004, we had goodwill with a carrying value of $406 million. Our goodwill by reportable segment was $326 million for Product Group and $80 million for Sun Services as of December 26, 2004 and June 30, 2004.

Information regarding our other acquisition-related intangible assets is as follows (in millions):

	Gross Carrying Amount			Accumulated Amortization			Net
	June 30, 2004	Additions	December 26, 2004	June 30, 2004	Additions	December 26, 2004	December 26, 2004
Developed technology	$383	$—	$383	$(295)	$(22)	$(317)	$66
Customer base and other	50	—	50	(45)	(1)	(46)	4
Acquired workforce and other	86	—	86	(52)	(14)	(66)	20

	$519	$—	$519	$(392)	$(37)	$(429)	$90

Amortization expense of other acquisition-related intangible assets was $19 million and $37 million for the three and six months ended December 26, 2004, respectively, and $15 million and $30 million for the three and six months ended December 28, 2003, respectively.

Estimated amortization expense for other acquisition-related intangible assets for acquisitions completed prior to December 26, 2004 for the fiscal years ending June 30, is as follows (in millions):

2005 (including $37 million of amortization expense for the first half of fiscal 2005)	$72
2006	39
2007	16

$127

4. BALANCE SHEET DETAILS

Inventories

Inventories consisted of the following (in millions):

	December 26, 2004	June 30, 2004
Raw materials	$60	$78
Work in process	154	131
Finished goods	215	255

	$429	$464

Deferred Revenues

The following table sets forth an analysis of the deferred revenue activity for the three months ended September 26, 2004 and December 26, 2004 (in millions):

	Deferred services revenues	Other deferred revenues	Total
Balance at June 30, 2004	$1,612	$562	$2,174
Revenue deferred(1)	256	261	517
Revenue recognized(1)	(410)	(411)	(821)

Balance at September 26, 2004	1,458	412	1,870
Revenue deferred	285	225	510
Revenue recognized	(343)	(205)	(548)

Balance at December 26, 2004	$1,400	$432	$1,832
Less short-term portion	(940)	(373)	(1,313)

Total long-term deferred revenues	$460	$59	$519

(1)	As revised from the first quarter of fiscal 2005 which reported total revenue deferred of $1,461 million and total revenue recognized of $1,765 million.

Warranty Reserve

We accrue for our product warranty costs at the time of shipment. The product warranty costs are estimated based upon our historical experience and specific identification of the product requirements.

The following table sets forth an analysis of the warranty reserve activity for the six months ended December 26, 2004 (in millions):

Balance at June 30, 2004	$252
Charged to costs and expenses	154
Utilization	(170)

Balance at December 26, 2004	$236

5. RESTRUCTURING CHARGES AND WORKFORCE REBALANCING EFFORTS

Fiscal 2004 Restructuring Plan

In March 2004, our Board of Directors and management approved a plan to reduce our cost structure and improve operating efficiencies by reducing our workforce, exiting facilities, and implementing productivity improvement initiatives and expense reduction measures (Fiscal 2004 Restructuring Plan). This plan included reducing our workforce by at least 3,300 employees across all levels, business functions, operating units, and geographic regions. Through the end of the second quarter of fiscal 2005, we reduced our workforce by approximately 3,600 employees under this plan. This plan also included eliminating excess facility capacity in light of revised facility requirements and other actions. In accordance with SFAS No. 112, “Employers’ Accounting for Post Employment Benefits” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), in the second quarter and first half of fiscal 2005 we recognized a total of $25 million and $135 million, respectively, in charges associated with the Fiscal 2004 Restructuring Plan, consisting of $19 million and $39 million, respectively, in workforce reduction charges and $6 million and $96 million, respectively, in excess facility charges.

We may record additional charges related to our workforce and facilities reductions over the next several quarters, the timing of which will depend upon the timing of notification of the remaining employees leaving Sun as determined by local employment laws and as we exit facilities. Certain costs related to the facilities reductions that do not meet the initial recognition criteria of SFAS 146 will be expensed as they are incurred and will be reflected as restructuring charges in our Consolidated Statements of Operations.

In addition, we anticipate incurring additional charges associated with productivity improvement initiatives and expense reduction measures. The total amount and timing of these charges will depend upon the nature, timing, and extent of these future actions.

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

The following table sets forth an analysis of the restructuring accrual activity for the six months ended December 26, 2004 (in millions):

	Fiscal 2004 Restructuring Plan		Fiscal 2003 Restructuring Plan		Fiscal 2002 Restructuring Plan	Fiscal 2001 Facility Exit Plan
	Severance and Benefits	Facilities Related and Other	Severance and Benefits	Facilities Related	Facilities Related	Facilities Related	Total
Balance as of June 30, 2004	$166	$88	$1	$90	$153	$45	$543
Severance and benefits	39	—	—	—	—	—	39
Lease costs	—	89	—	—	—	—	89
Property and equipment impairment	—	13	—	—	—	—	13
Provision adjustments	—	(6)	—	(1)	(1)	(1)	(9)

Total restructuring charges	39	96	—	(1)	(1)	(1)	132
Cash paid	(144)	(25)	(1)	(10)	(16)	(9)	(205)
Non-cash	—	(12)	—	1	—	—	(11)

Balance as of December 26, 2004	$61	$147	$—	$80	$136	$35	$459

Our accrued liability for all four plans was net of approximately $115 million of estimated sublease income to be generated from sublease contracts not yet negotiated. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties. The amounts we have accrued represent our best estimate of the obligations we expect to incur in connection with these plans, and could be subject to change. Adjustments may be required as conditions and facts change throughout the implementation period.

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. Our accrual as of December 26, 2004 for facility related leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2018. As of December 26, 2004, $163 million of the $459 million accrual was classified as current and the remaining $296 million was classified as non-current.

The above restructuring charges are based on estimates that are subject to change. Changes to the previous estimates have been reflected as “Provision adjustments” in the above table in the period the changes in estimates were made.

Workforce Rebalancing Efforts

Prior to the initiation of our Fiscal 2004 Restructuring Plan, we had initiated certain workforce rebalancing efforts during the first six months of fiscal 2004. As a result, we incurred $55 million of separation costs during this period. Approximately $3 million, $14 million, and $38 million of these separation costs were included in cost of sales, research and development and selling, general and administrative expenses, respectively. During fiscal 2004 and the first half of fiscal 2005, we paid $54 million and $1 million, respectively.

6. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related taxes, were as follows (in millions):

	Three Months Ended		Six Months Ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
Net income (loss)	$18	$(125)	$(129)	$(411)
Change in unrealized value on investments, net	1	(5)	9	(7)
Change in unrealized fair value of derivative instruments, net	(9)	—	(8)	1
Translation adjustments, net	108	90	86	31

	$118	$(40)	$(42)	$(386)

The components of accumulated other comprehensive income, net of related taxes, were as follows (in millions):

	December 26, 2004	June 30, 2004
Unrealized losses on investments, net	$(8)	$(17)
Unrealized losses on derivative instruments, net	(14)	(6)
Cumulative translation adjustments, net	282	196

	$260	$173

7. INCOME TAXES

For the second quarter and first half of fiscal 2005, we recorded an income tax provision of $39 million and $78 million, respectively, as compared with an income tax provision of $28 million and $59 million for the corresponding periods of fiscal 2004. These tax provisions were recorded for taxes due on income generated in certain state and foreign tax jurisdictions and also include adjustments for the difference between estimated amounts recorded and actual liabilities resulting from the filing of prior years’ tax returns.

We are currently under examination by the Internal Revenue Service (IRS) for tax returns filed in the fiscal years 1997 through 2000. In addition, the examination for fiscal years 2001 and 2002 commenced in fiscal 2005. Although the ultimate outcome of these examinations are unknown, we believe that adequate amounts have been provided for any adjustments that may result from the current examinations and that the final outcomes will not have a material adverse affect on Sun’s results of operations.

We have provided adequate amounts for anticipated tax audit adjustments in the U.S., state and other foreign tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest may be due. If events occur which indicate payment of these amounts are unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

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

We have a Worldwide Operations (WWOPS) organization and a Global Sales Organization (GSO) that, respectively, manufacture and sell all of our products. The CODM holds the GSO accountable for overall products and services revenue and margins at a consolidated level. GSO and WWOPS each manage the majority of our accounts receivable and inventory. In addition, we have a Worldwide Marketing Organization (WMO) that is responsible for developing and executing Sun’s overall corporate, strategic and product marketing and advertising strategies. The CODM looks to this functional organization for advertising, pricing and other marketing strategies for the products and services delivered to market. Operating expenses (primarily sales, marketing and administrative) related to the GSO and the WMO are not allocated to the reportable segments and, accordingly, are included under the Other segment reported below.

Segment information

The following table presents revenues, interdivision revenues and operating income (loss) for our segments. The Other segment consists of certain functional groups that did not meet the requirements for a reportable segment as defined by SFAS 131, such as GSO and WMO and other miscellaneous functions such as Corporate (in millions):

	Product Group	Sun Services	Other	Total
Three Months Ended:
December 26, 2004
Revenues	$1,840	$1,001	$—	$2,841
Interdivision revenues	163	100	(263)	—
Operating income (loss)	329	388	(702)	15
December 28, 2003
Revenues	$1,944	$944	$—	$2,888
Interdivision revenues	180	108	(288)	—
Operating income (loss)	329	284	(694)	(81)

	Product Group	Sun Services	Other	Total
Six Months Ended:
December 26, 2004
Revenues	$3,516	$1,953	$—	$5,469
Interdivision revenues	338	204	(542)	—
Operating income (loss)	574	752	(1,446)	(120)
December 28, 2003
Revenues	$3,578	$1,846	$—	$5,424
Interdivision revenues	328	217	(545)	—
Operating income (loss)	482	542	(1,356)	(332)

9. LEGAL PROCEEDINGS

On February 11, 2002, Eastman Kodak Company (Kodak) filed a lawsuit against us entitled, Eastman Kodak Company v. Sun Microsystems, Inc., Civil Action No. 02-CV-6074, in the United States District Court for the Western District of New York and filed an amended complaint in that same court on March 22, 2002. Kodak alleged that some of our products, including aspects of our JavaTM technology, infringe one or more Kodak patent claims contained in the following Kodak patents: U.S. Patent No. 5,206,951, U.S. Patent No. 5,421,012 and U.S. Patent No. 5,226,161 (collectively, the Litigated Kodak Patents). Kodak further alleged that we contributed to and induced infringement of one or more claims of the Litigated Kodak Patents. Effective October 7, 2004, we reached an agreement with Kodak to settle all claims in the lawsuit. As a result of the settlement, we received a release for any past infringement by Sun’s Java technology of any patent held by Kodak (collectively, the Kodak Patent Portfolio) and a release for any past infringement whatsoever of the Litigated Kodak Patents and other specified patents held by Kodak (collectively, the Broadly Released Kodak Patents). Furthermore, Sun received a perpetual, non-exclusive, worldwide irrevocable license to the Kodak Patent Portfolio for the benefit of the Java technology and to the Broadly Released Kodak Patents for any and all purposes. In return, we paid Kodak $92 million. Of this amount, $10 million was expensed in fiscal 2004 and $55 million was expensed to cost of sales-products in the first quarter of fiscal 2005. The remaining amount represents the estimated future benefit that we will obtain from the licenses granted under the settlement. This $27 million intangible asset was recorded in other non-current assets and is being amortized ratably to cost of sales-products over the remaining patent life through fiscal 2010.

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

We entered into settlement agreements with the United States Department of Commerce, Bureau of Industry and Security, Office of Export Enforcement (BIS) on December 15, 2003 addressing certain BIS charges that we had violated export control regulations. The settlement included a one year suspended denial of our worldwide export privileges, which expired on December 15, 2004 without incident. Had we violated export control laws during the one year suspension period, the BIS order would have denied us worldwide export privileges, which would have had a material effect on the results of operations and financial condition.

10. RELATED PARTIES

We occasionally conduct transactions with entities that are or were considered related parties. Intuit Inc. (Intuit) is considered a related party because Stephen Bennett, the President and Chief Executive Officer of Intuit was appointed a member of the Board of Directors of Sun effective June 28, 2004. The amount of net revenues and expenses pertaining to transactions with Intuit since Mr. Bennett’s appointment were not material.

11. SUBSEQUENT EVENTS

On January 10, 2005, we acquired SevenSpace, Inc. (SevenSpace), a privately-held company based in Ashburn, Virginia, by means of a merger pursuant to which we paid approximately $49 million in cash for all of the outstanding shares of capital stock of SevenSpace. In addition, all outstanding options to purchase SevenSpace capital stock were exchanged for options to purchase our common stock. SevenSpace delivers remote system monitoring and management across heterogeneous environments, including enterprise applications, databases, operating systems and network devices and will enhance our managed services offerings by adding support for non-Sun platforms.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders, Sun Microsystems, Inc.

We have reviewed the condensed consolidated balance sheet of Sun Microsystems, Inc. as of December 26, 2004, and the related condensed consolidated statements of operations for the three-month and six-month periods ended December 26, 2004 and December 28, 2003, and the condensed consolidated statements of cash flows for the six-month periods ended December 26, 2004 and December 28, 2003. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

February 2, 2005

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is intended to be an overview of the areas that management believes are important in understanding the results of the quarter. This overview is not intended as a substitute for the detail provided in the following pages or for the condensed consolidated financial statements and notes that appear elsewhere in this document.

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

During the second quarter of fiscal 2005, we experienced a year over year decrease in total net revenues of approximately 2%, which included a favorable foreign currency impact of approximately 3%. Our Products net revenue was unfavorably impacted by increased competition and a continuing market shift in overall computer system demand towards the usage of enterprise and entry level servers. This decrease was partially offset by the increases in both Support services and Client solutions revenue. Additionally, we experienced a sequential quarterly increase in total net revenues of approximately 8%, which included a favorable foreign currency impact of approximately 2%. This sequential increase reflects the normal seasonal trend we experience between our first and second quarters.

During the second quarter of fiscal 2005, our year over year gross margin remained relatively flat. Our Products gross margin decreased by 1.0 percentage points primarily due to the unfavorable impact of discounting actions, partially offset by manufacturing and component cost reductions. Our Services gross margin increased by 3.0 percentage points primarily due to the favorable impact of volume efficiencies, cost reductions and productivity measures. Additionally, our sequential quarterly Products gross margin percentage increased by 2.0 percentage points. This increase was primarily due to the approximately 3 percentage point difference associated with the $55 million first quarter charge to product cost of sales related to the Kodak litigation settlement, partially offset by our discounting actions in the second quarter. Sequentially, Services gross margin increased by 0.2 percentage points primarily due to our seasonal increase in revenue volume efficiencies and continued focus on cost containment.

Sequentially, our research and development expenses increased by $31 million and our sales, general and administrative expenses increased by $28 million primarily due to seasonal factors which included the July shutdown benefits reflected in the first quarter, additional pay days in the second quarter and a salary increase that was implemented in the second quarter. These increases were partially offset by our on-going cost structure actions that included reducing our global workforce and property portfolio and implementing productivity improvement initiatives and expense reduction measures. The ongoing reductions in our global workforce and property portfolio resulted in a net restructuring charge of $24 million in the second quarter of fiscal 2005.

During the first half of fiscal 2005, our operating activities provided cash flows of $176 million and at December 26, 2004 we had a total cash, cash equivalents and marketable debt securities position of approximately $7.5 billion.

Subsequent to the announcement of our second quarter and first half of fiscal 2005 results on January 13, 2005, we obtained additional information that required us to reduce our previously announced results by approximately $1 million as a result of certain immaterial adjustments that are reflected in our condensed consolidated financial statements.

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

We believe there have been no significant changes during the three and six months ended December 26, 2004 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

RESULTS OF OPERATIONS

During the second quarter of fiscal 2005, our consolidated results of operations were favorably impacted by approximately $5 million due to certain adjustments, which are individually and in the aggregate immaterial to our results of operations and financial condition for this period.

Net Revenues

(dollars in millions, except revenue per employee dollars in thousands)

	Three Months Ended			Six Months Ended
	December 26, 2004	December 28, 2003	Change	December 26, 2004	December 28, 2003	Change
Computer Systems products	$1,505	$1,568	(4.0)%	$2,859	$2,850	0.3%
Network Storage products	335	376	(10.9)%	657	728	(9.8)%

Products net revenue	$1,840	$1,944	(5.3)%	$3,516	$3,578	(1.7)%
Percentage of total net revenues	64.8%	67.3%		64.3%	66.0%
Support services	$774	$745	3.9%	$1,519	$1,476	2.9%
Client solutions and Knowledge services	227	199	14.1%	434	370	17.3%

Services net revenue	$1,001	$944	6.0%	$1,953	$1,846	5.8%
Percentage of total net revenues	35.2%	32.7%		35.7%	34.0%
Total net revenues	$2,841	$2,888	(1.6)%	$5,469	$5,424	0.8%

Revenue per employee(1)	$88	$80	10.0%	$166	$151	9.9%

	December 26, 2004	December 28, 2003	Change
Services contract penetration rate(2)	51.6%	44.1%	7.5	pts

(1)	Revenue per employee is calculated by dividing the revenue during the period, by the average number of employees during the period, including contractors. We use this as a measure of our productivity.

(2)	The services contract penetration rate is calculated by dividing the number of systems under a Support service contract, by the installed base. Systems under a Support service contract represent the total number of systems under an active Support service contract as of the last day of a fiscal quarter. Installed base is defined as the total number of units in active use which is calculated by dividing the number of units shipped, by our estimate of the product’s useful life. These estimates range between three and five years, varying by product, and are a function of system type, product complexity, degree of self-support attributes, the level of criticality to a customer and the average selling price. The services contract penetration rate is a key measure we use to assess the performance of the Support services business as it measures our ability to capture an ongoing revenue stream from the Computer Systems and Network Storage products we sell.

Due to the generally weakened U.S. dollar during the second quarter and first half of fiscal 2005 as compared with the corresponding periods of fiscal 2004, our total net revenues were favorably impacted by foreign currency exchange rates. The net foreign currency impact to our total net revenues is difficult to precisely measure because of the various hedging strategies we employ. However, our best estimate of the foreign exchange benefit during the second quarter and first half of fiscal 2005 as compared with the corresponding periods of fiscal 2004, approximated 3% of total net revenue. Our best estimate of the composition of the 3% foreign exchange benefit of total net revenue during the second quarter of fiscal 2005 as compared with the second quarter of fiscal 2004, approximated a benefit of approximately 2% of products net revenue and a benefit of approximately 5% of services net revenue.

Products Net Revenue

Products net revenue consists of revenue generated from the sale of Computer Systems and Network Storage products.

During the second quarter and first half of fiscal 2005 as compared with the corresponding periods of fiscal 2004, Computer Systems revenue decreased during the second quarter of fiscal 2005 primarily due to decreased unit sales of data center servers. Additionally during the second quarter of fiscal 2005, Computer systems revenue was adversely impacted by decreased unit sales of mid-range enterprise servers. The decreased unit sales in these periods were due to intense competition and a continuing market shift in overall computer system demand towards the usage of enterprise and entry level servers. The decrease in Computer Systems revenue was partially offset by: (1) increased unit sales of entry level servers, which included servers running on our SPARC and AMD’s OpteronTM x86 processors, and NetraTM servers; and (2) increased software sales, driven in part by increases in our Java Enterprise System subscriber count. During the second quarter and first half of fiscal 2005 as compared with the corresponding periods of fiscal 2004, Network Storage revenue decreased due to reduced sales of mid-range storage systems and low-end components, partially offset by increased unit sales of entry level storage systems.

Services Net Revenue

Services net revenue consists of revenue generated from Support services, Client solutions and Knowledge services.

Support services revenue consists primarily of maintenance contract revenue, which is recognized ratably over the contractual period. During the second quarter and first half of fiscal 2005 as compared with the corresponding periods in fiscal 2004, Support services net revenue was favorably impacted by an increase in average contract value and an increase in the number of systems under a Support services contract. We believe the increase in the number of systems under a Support services contract is primarily due to our continuing emphasis in recent periods on solution sales which include support services as an essential elements of a solution sale. The percentage point increase in the services contract penetration rate is due to a continued increases in the systems under contract and a decrease in the number of active systems that comprise the installed base.

Client solutions and Knowledge services revenue consists primarily of revenue generated from professional services such as technical consulting that helps our customers plan, implement and manage distributed network computing environments. Excluding the benefit of foreign exchange, there was an overall increase in Client solutions and Knowledge services revenues during the second quarter and first half of fiscal 2005 as compared with the corresponding periods in fiscal 2004 due to increased professional services-related revenues in both periods. These increases were primarily due to the success of our solution-based selling strategy internationally, particularly in EMEA.

Net Revenues by Geographic Area

(dollars in millions)

	Three Months Ended			Six Months Ended
	December 26, 2004	December 28, 2003	Change	December 26, 2004	December 28, 2003	Change
United States (U.S.)	$1,130	$1,214	(6.9)%	$2,235	$2,376	(5.9)%
Percentage of total net revenues	39.8%	42.0%		40.9%	43.8%

Americas-Other (Canada and Latin America)	$165	$152	8.6%	$275	$268	2.6%
Percentage of total net revenues	5.8%	5.3%		5.0%	4.9%
EMEA (Europe, Middle East and Africa)	$1,037	$1,031	0.6%	$2,010	$1,853	8.5%
Percentage of total net revenues	36.5%	35.7%		36.7%	34.2%
APAC (Asia, Australia and New Zealand)	$509	$491	3.7%	$949	$927	2.4%
Percentage of total net revenues	17.9%	17.0%		17.4%	17.1%
Total International revenues	$1,711	$1,674	2.2%	$3,234	$3,048	6.1%
Percentage of total net revenues	60.2%	58.0%		59.1%	56.2%

Total net revenues	$2,841	$2,888	(1.6)%	$5,469	$5,424	0.8%

United States (U.S.)

Net revenues in the U.S. declined during the second quarter and first half of fiscal 2005 as compared with the corresponding periods of fiscal 2004 primarily due to a decrease in Products net revenue. In the U.S., our sales mix has traditionally included a higher proportion of product sales, which has contributed to the challenge in growing revenue in this geographic market as we continue to experience intense competitive pressures, especially in selling our high-end server products in certain key sectors. In the government sector, we continue to experience intense competition and reduced spending in certain areas which have traditionally been sources of relative competitive strength. In the telecommunications sector, the fiscal 2004 trend of increased spending did not continue into the first half of fiscal 2005 as increased merger and acquisition activity in the sector was correlated to reduced customer spending patterns in key accounts. Partially offsetting the decline in revenue from the government and telecommunications sectors was second quarter growth in the financial services sector driven by increased purchases from our Wall Street customer base.

The following table sets forth net revenues in geographic markets contributing significantly to changes in international net revenues during the second quarter and first half of fiscal 2005:

(dollars in millions)

	Three Months Ended			Six Months Ended
	December 26, 2004	December 28, 2003	Change	December 26, 2004	December 28, 2003	Change
United Kingdom (UK)	$222	$214	3.7%	$514	$412	24.8%
Germany(1)	$228	$221	3.2%	$419	$402	4.2%
Japan	$190	$192	(1.0)%	$373	$377	(1.1)%
Central and Northern Europe (CNE)	$181	$187	(3.2)%	$333	$332	0.3%

(1)	Beginning in the second quarter of fiscal 2005, the Germany geographic market has been restated to no longer include Austria.

United Kingdom (UK)

During the second quarter of fiscal 2005 as compared with the corresponding period of fiscal 2004, net revenues in the UK increased slightly, primarily due to the benefit of foreign exchange. During the first half of fiscal 2005, as compared with the corresponding period of fiscal 2004, net revenues in the UK grew across the majority of products and services categories. Support services and Client solutions revenues increased during the first half of fiscal 2005 as compared to the corresponding period of fiscal 2004. In the UK, our revenue mix has included a higher proportion of services revenues when compared to other geographic markets such as the U.S. and Japan, which has contributed to our overall revenue growth in this geographic market. During the first half of fiscal 2005, the government sector primarily contributed to the increase in revenue as compared with the corresponding period of fiscal 2004. Revenues during the first half of fiscal 2005 included $62 million recognized in the first quarter of fiscal 2005, which was related to the first phase of a multi-year solution-based sale to a health care services provider.

Germany

During the second quarter and first half of fiscal 2005 as compared with the corresponding periods of fiscal 2004, net revenues in Germany increased slightly, primarily due to the benefit of foreign exchange, partially offset by the moderate decline in second quarter Products revenue. Products revenue has been adversely impacted by intense competition, especially for data center servers, and total net revenues have been adversely impacted by a challenging economic environment. Despite these challenges, the government and telecommunications sectors remained a source of overall revenue strength during the second quarter of fiscal 2005.

Japan

During the second quarter and first half of fiscal 2005 as compared with the corresponding periods of fiscal 2004, net revenues in Japan were relatively flat primarily due to a slight increase in Support services revenue and the benefit of foreign exchange, offset by a decrease in Products revenue. This decrease in Products revenue in Japan is primarily a result of the implementation of the initial elements of our broad-based strategic alliance with Fujitsu. Irrespective of the impact of this alliance, we believe our actions to adjust to the intense competitive business environment have contributed towards stabilization of this geographic market’s revenue.

Central and Northern Europe (CNE)

Net revenues in CNE slightly decreased during the second quarter and were flat during the first half of fiscal 2005 as compared with the corresponding periods of fiscal 2004 including the benefit of foreign exchange. The decrease in total net revenues during the second quarter was primarily due to a decrease in year over year Products revenue. During the first half of fiscal 2005, we experienced year over year increases in Support services and Client solutions revenue associated with a growth in revenues in the manufacturing and retail sectors.

Gross Margin

(dollars in millions)

	Three Months Ended				Six Months Ended
	December 26, 2004	December 28, 2003	Change		December 26, 2004	December 28, 2003	Change
Products gross margin	$775	$837	(7.4)%		$1,447	$1,506	(3.9)%
Percentage of products net revenue	42.1%	43.1%	(1.0	)pts	41.2%	42.1%	(0.9	)pts
Services gross margin	$423	$371	14.0%		$824	$718	14.8%
Percentage of services net revenue	42.3%	39.3%	3.0	pts	42.2%	38.9%	3.3	pts
Total gross margin	$1,198	$1,208	(0.8)%		$2,271	$2,224	2.1%
Percentage of total net revenues	42.2%	41.8%	0.4	pts	41.5%	41.0%	0.5	pts

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

During the second quarter of fiscal 2005 as compared with the corresponding period of fiscal 2004, our products gross margin percentage decreased by 1.0 percentage points due to: planned list price reductions and sales discounting actions by approximately 5 percentage points and changes in product mix to a greater proportion of lower margin products by approximately 2 percentage points. Offsetting these decreases were cost reductions due to supply chain restructuring, product cost engineering and continued use of dynamic bidding events which collectively benefited gross margin by approximately 4 percentage points. Further benefiting products gross margin was a reduction in channel program and other reserves of approximately 2 percentage points.

During the first half of fiscal 2005 as compared with the corresponding period of fiscal 2004, our products gross margin percentage decreased by 0.9 percentage point due to: (1) the adverse impact of the first quarter’s Kodak litigation settlement recorded as cost of product sales by approximately 2 percentage points; (2) planned list price reductions and sales discounting actions of approximately 4 percentage points; and (3) changes in product mix to a greater proportion of lower margin products of approximately 2 percentage points. Offsetting these decreases were cost reductions due to supply chain restructuring, product cost engineering and continued use of dynamic bidding events which benefited gross margin by approximately 5 percentage points. Further benefiting products gross margin was a reduction in channel program and other reserves of approximately 2 percentage points.

Services Gross Margin

Services gross margin percentage is influenced by numerous factors including services mix, pricing, geographic mix, currency exchange rates and third-party costs. Many of these factors influence, or are interrelated with, other factors. As a result, it is difficult to precisely quantify the impact of each item individually. Accordingly, the following quantification of the reasons for the change in the services gross margin percentage is an estimate only.

During the second quarter of fiscal 2005 as compared with the corresponding period of fiscal 2004, our services gross margin increased by 3.0 percentage points due to: (1) revenue volume efficiencies of approximately 3 percentage points; and (2) costs savings associated with our workforce reductions of approximately 1 percentage point. These increases were partially offset by the negative impact of increased costs associated with a shift in product mix to solution-based sales of approximately 1 percentage point.

During the first half of fiscal 2005 as compared with the corresponding period of fiscal 2004, our services gross margin increased by 3.3 percentage points due to: (1) revenue volume efficiencies of approximately 4 percentage points; and (2) costs savings associated with our workforce reductions of approximately 1 percentage point. These increases were partially offset by the negative impact of increased costs associated with a shift in product mix to solution-based sales of approximately 2 percentage points.

To the extent we experience a shift in product mix to solution-based sales, which have a greater proportion of Client solutions, this shift may negatively impact our services gross margin.

Operating Expenses

(dollars in millions)

	Three Months Ended			Six Months Ended
	December 26, 2004	December 28, 2003	Change	December 26, 2004	December 28, 2003	Change
Research and development	$447	$471	(5.1)%	$863	$938	(8.0)%
Percentage of total net revenues	15.7%	16.3%		15.8%	17.3%
Selling, general and administrative	$712	$828	(14.0)%	$1,396	$1,626	(14.1)%
Percentage of total net revenues	25.1%	28.7%		25.5%	30.0%
Restructuring charges	$24	$(10)	N/M *	$132	$(9)	N/M *
Percentage of total net revenues	0.8%	(0.3)%		2.4%	(0.2)%
Purchased in-process research and development	$—	$—	N/M *	$—	$1	N/M *
Percentage of total net revenues	—%	—%		—%	0.0%
Total operating expenses	$1,183	$1,289	(8.2)%	$2,391	$2,556	(6.5)%

*	Not meaningful

Research and Development (R&D) Expenses

R&D expenses decreased by $24 million during the second quarter of fiscal 2005 as compared with the corresponding period of fiscal 2004 primarily due to: (1) $34 million in cost savings associated with workforce reductions; and (2) $19 million in cost savings associated with reduced discretionary and outside services spending and the reduction of depreciation and amortization. These decreases were partially offset by a $28 million increase in variable compensation costs associated with accrued bonuses and compensation and other costs associated with previous acquisitions.

R&D expenses decreased by $75 million during the first half of fiscal 2005 as compared with the corresponding period of fiscal 2004 primarily due to: (1) $67 million in cost savings associated with workforce reductions; (2) $25 million in cost savings associated with discretionary and outside services spending; (3) $14 million in payroll related savings due to fewer days in the first quarter; and (4) $12 million reduction of depreciation and amortization. These decreases were partially offset by a $29 million increase in accrued bonus compensation and a $23 million increase in compensation and other costs associated with previous acquisitions.

We believe that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems, software, and microprocessor development, as well as continue to enhance existing products.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses decreased by $116 million during the second quarter of fiscal 2005 as compared with the corresponding period of fiscal 2004 primarily due to: (1) $66 million in cost savings associated with workforce reductions and rebalancing efforts; (2) $33 million in occupancy cost savings associated with facilities exit actions; (3) $15 million in reductions in legal costs; and (4) $12 million reduction of depreciation and amortization. These decreases were partially offset by a $23 million increase in variable compensation costs associated with salaries and bonuses.

SG&A expenses decreased by $230 million during the first half of fiscal 2005 as compared with the corresponding period of fiscal 2004 primarily due to: (1) $127 million in cost savings associated with workforce reductions and rebalancing efforts; (2) $54 million in occupancy cost savings associated with facilities exit actions; (3) $15 million in reductions in legal costs; (4) $24 million reduction of depreciation and amortization; (5) $19 million in reductions in marketing related costs; and (6) $13 million in payroll related savings related to fewer payroll days in the first half of fiscal 2005. These decreases were partially offset by a $33 million increase in variable compensation costs associated with bonuses and salaries.

We are continuing to focus our efforts on achieving additional operating efficiencies by reviewing and improving upon our existing business processes and cost structure. We expect, on a dollar basis, to decrease our full fiscal year SG&A expenditures as compared to fiscal 2004.

Restructuring Charges and Workforce Rebalancing Efforts

Fiscal 2004 Restructuring Plan

In March 2004, our Board of Directors and management approved a plan to reduce our cost structure and improve operating efficiencies by reducing our workforce, exiting facilities, and implementing productivity improvement initiatives and expense reduction measures (Fiscal 2004 Restructuring Plan). This plan included reducing our workforce by at least 3,300 employees across all levels, business functions, operating units, and geographic regions. Through the end of the second quarter of fiscal 2005, we reduced our workforce by approximately 3,600 employees under this plan. This plan also included eliminating excess facility capacity in light of revised facility requirements, and other actions. In accordance with SFAS No. 112, “Employers’ Accounting for Post Employment Benefits” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), in the second quarter and first half of fiscal 2005 we recognized a total of $25 million and $135 million, respectively, in charges associated with the Fiscal 2004 Restructuring Plan, consisting of $19 million and $39 million, respectively, in workforce reduction charges and $6 million and $96 million, respectively, in excess facility charges.

We may record additional charges related to our workforce and facilities reductions over the next several quarters, the timing of which will depend upon the timing of notification of the remaining employees leaving Sun as determined by local employment laws and as we exit facilities. Certain costs related to the facilities reductions that do not meet the initial recognition criteria of SFAS 146 will be expensed as they are incurred and will be reflected as restructuring charges in our Consolidated Statements of Operations.

In addition, we anticipate incurring additional charges associated with productivity improvement initiatives and expense reduction measures. The total amount and timing of these charges will depend upon the nature, timing, and extent of these future actions.

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

The following table sets forth an analysis of the restructuring accrual activity for the six months ended December 26, 2004 (in millions):

	Fiscal 2004 Restructuring Plan		Fiscal 2003 Restructuring Plan		Fiscal 2002 Restructuring Plan	Fiscal 2001 Facility Exit Plan
	Severance and Benefits	Facilities Related and Other	Severance and Benefits	Facilities Related	Facilities Related	Facilities Related	Total
Balance as of June 30, 2004	$166	$88	$1	$90	$153	$45	$543
Severance and benefits	39	—	—	—	—	—	39
Lease costs	—	89	—	—	—	—	89
Property and equipment impairment	—	13	—	—	—	—	13
Provision adjustments	—	(6)	—	(1)	(1)	(1)	(9)

Total restructuring charges	39	96	—	(1)	(1)	(1)	132
Cash paid	(144)	(25)	(1)	(10)	(16)	(9)	(205)
Non-cash	—	(12)	—	1	—	—	(11)

Balance as of December 26, 2004	$61	$147	$—	$80	$136	$35	$459

Our accrued liability for all four plans was net of approximately $115 million of estimated sublease income to be generated from sublease contracts not yet negotiated. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties. The amounts we have accrued represent our best estimate of the obligations we expect to incur in connection with these plans, and could be subject to change. Adjustments may be required as conditions and facts change throughout the implementation period.

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. Our accrual as of December 26, 2004 for facility related leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2018. As of December 26, 2004, $163 million of the $459 million accrual was classified as current and the remaining $296 million was classified as non-current.

The above restructuring charges are based on estimates that are subject to change. Changes to the previous estimates have been reflected as “Provision adjustments” in the above table in the period the changes in estimates were made.

Workforce Rebalancing Efforts

Prior to the initiation of our Fiscal 2004 Restructuring Plan, we had initiated certain workforce rebalancing efforts during the first six months of fiscal 2004. As a result, we incurred $55 million of separation costs during this period. Approximately $3 million, $14 million, and $38 million of these separation costs were included in cost of sales, research and development and selling, general and administrative expenses, respectively. During fiscal 2004 and the first half of fiscal 2005, we paid $54 million and $1 million, respectively.

Gain (Loss) on Equity Investments

(dollars in millions)

	Three Months Ended				Six Months Ended
	December 26, 2004	December 28, 2003	Change		December 26, 2004	December 28, 2003	Change
Gain (loss) on equity investments, net	$9	$(36)	N/M	*	$5	$(61)	N/M	*
Percentage of total net revenues	0.3%	(1.2)%			0.1%	(1.1)%

*	Not meaningful

In the second quarter and first half of fiscal 2005 as compared with the corresponding periods of fiscal 2004, our equity investments portfolio, which primarily consists of investments in publicly traded and privately-held technology companies, was positively impacted by gains on the sale of certain equity investments of $11 million and $121 million, respectively. These gains were partially offset by declining equity valuations in the technology sectors in which we have invested. The gain on equity investments of $9 million in the second quarter of fiscal 2005 and $5 million in the first half of fiscal 2005 was primarily related to gains on the sale of certain equity investments, partially offset by a net decline in the valuation of warrants and a decline in value of our equity investments portfolio that was considered other than temporary.

As of December 26, 2004, our equity investments portfolio of $96 million consisted of $31 million in marketable equity securities, $49 million in equity investments in privately-held companies and warrants and $16 million in investments in venture capital funds and other joint ventures. The ongoing valuation of our investment portfolio remains uncertain and may be subject to fluctuations based on whether we participate in additional financing activity or other events occur outside of our control which impact the valuation of our investee companies.

Interest Income, net

(dollars in millions)

	Three Months Ended			Six Months Ended
	December 26, 2004	December 28, 2003	Change	December 26, 2004	December 28, 2003	Change
Interest income, net	$33	$20	65.0%	$64	$41	56.1%
Percentage of total net revenues	1.2%	0.7%		1.2%	0.8%

In the second quarter and first half of fiscal 2005 as compared with the corresponding periods of fiscal 2004, interest income, net, increased $13 million and $23 million, respectively. These increases were due to higher cash and marketable debt securities balances primarily associated with the $1.9 billion in cash received from the Microsoft settlement in the fourth quarter of fiscal 2004 and higher interest rates, partially offset by higher realized losses on the sale of certain marketable debt securities.

At December 26, 2004, the average duration of our portfolio of marketable debt securities decreased to 0.67 year from 0.93 at December 28, 2003. In general, we would expect the volatility of this portfolio to decrease as its duration decreases.

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

Income Taxes

(dollars in millions)

	Three Months Ended			Six Months Ended
	December 26, 2004	December 28, 2003	Change	December 26, 2004	December 28, 2003	Change
Income tax provision	$39	$28	39.3%	$78	$59	32.2%
Percentage of income (loss) before income taxes	68.4%	N/A		N/A	N/A

For the second quarter and first half of fiscal 2005, we recorded an income tax provision of $39 million and $78 million, respectively, as compared with an income tax provision of $28 million and $59 million for the corresponding periods of fiscal 2004. These tax provisions were recorded for taxes due on income generated in certain state and foreign tax jurisdictions and also include adjustments for the difference between estimated amounts recorded and actual liabilities resulting from the filing of prior years’ tax returns.

We currently have provided a full valuation allowance on our U.S. deferred tax assets and a partial valuation allowance on our Japan deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance. Likewise, the occurrence of negative evidence with respect to our foreign deferred tax assets could result in an increase to the valuation allowance. Our income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to our valuation allowance.

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

Information with respect to stock option and stock purchase rights activity for the six months ended December 26, 2004, is as follows (in millions, except per share amounts):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2004	256	603	$12.85
Grants and assumptions	(64)	64	$3.84
Exercises	—	(21)	$2.60
Cancellations	58	(59)	$14.44

Balance at December 26, 2004	250	587	$12.07

The following table summarizes significant ranges of outstanding and exercisable options at December 26, 2004 (shares and aggregate intrinsic value in millions):

	Outstanding Options					Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Potential Dilution Percentage	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Potential Dilution Percentage
$0.01 - $5.44	303	5.7	$3.95	$451	9.0%	108	$4.05	$150	3.2%
$5.44 - $6.01	13	3.4	5.63	—	0.4%	9	5.69	—	0.2%
$6.02 - $10.00	86	4.6	8.38	—	2.5%	50	8.25	—	1.5%
$10.01 - $15.00	38	3.4	12.62	—	1.1%	34	12.63	—	1.0%
$15.01 - $20.00	70	3.9	17.93	—	2.1%	50	17.77	—	1.5%
$20.01 - $40.00	40	3.3	38.05	—	1.2%	34	37.73	—	1.0%
$40.00 - $108.38	37	3.5	49.92	—	1.1%	30	49.91	—	0.9%

	587	4.8	$12.07	$451	17.4%	315	$15.80	$150	9.3%

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Sun’s closing stock price of $5.44 on December 23, 2004 (last trading day of our second quarter of fiscal 2005), and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 26, 2004. This amount changes based on the fair market value of Sun’s stock.

The potential dilution percentage is computed by dividing the options in the related range of exercise prices by the shares of common stock issued, adjusted for treasury stock, as of December 26, 2004 (3,375 million shares) and does not reflect the potential proceeds from the exercise price of the options.

The 587 million options outstanding will vest as follows (in millions):

	Q2’05 and prior	Remainder of 2005	2006	2007	2008	2009	2010	Total
Number of Options	315	38	79	65	48	30	12	587

Equity Compensation Plan Information

A summary of our stockholder approved and non-approved equity compensation plans as of December 26, 2004 is as follows (in millions, except exercise price amounts):

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (in dollars)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (excluding ESPP)	566	$12.29	220
Equity compensation plans not approved by security holders (excluding ESPP)(1)	21	$6.04	30

Total (excluding ESPP)	587	$12.07	250

Equity compensation plans approved by security holders (ESPP only)	N/A	N/A	150
Equity compensation plans not approved by security holders (ESPP only)	N/A	N/A	N/A

Total (ESPP only)	N/A	N/A	150

All Plans	587	$12.07	400

(1)	Includes assumed plans from acquisitions as well as our Equity Compensation Acquisition Plan for initial options, granted to employees, acquired through acquisitions.

Options Granted during the Six Months Ended December 26, 2004 to the Most Highly Compensated Executive Officers Named in Our Most Recent Proxy Statement(2)

Name	Number of Options Granted	Weighted Average Exercise Price
Scott G. McNealy	1,250,000	$3.79
Jonathan I. Schwartz	800,000	$3.79
Crawford W. Beveridge	400,000	$3.79
Stephen T. McGowan	400,000	$3.79
Gregory M. Papadopoulos	400,000	$3.79
David Yen(1)	400,000	$3.79

(1)	Mr. Yen ceased being an Executive Officer of the Company effective June 29, 2004.
(2)	Not included in the table above is Mr. Mark Tolliver who ceased being an Executive Officer of the Company effective April 15, 2004 and resigned from the Company effective September 30, 2004. Mr. Tolliver had no options granted during the six months ended December 26, 2004.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

(dollars in millions)

	December 26, 2004	June 30, 2004	Change
Cash and cash equivalents	$1,863	$2,141	$(278)
Marketable debt securities	5,601	5,467	134

Total cash, cash equivalents and marketable debt securities	$7,464	$7,608	$(144)

Percentage of total assets	54.3%	52.5%	1.8	pts

	Six Months Ended
	December 26, 2004	December 28, 2003	Change
Cash provided by (used in) operating activities	$176	$(331)	$507
Cash used in investing activities	$(318)	$(369)	$51
Cash provided by (used in) financing activities	$(136)	$113	$(249)

Net increase (decrease) in cash and cash equivalents	$(278)	$(587)	$309

Changes in Cash Flow

During the first half of fiscal 2005, our operating activities generated cash flows of $176 million, which is $507 million higher than the cash flows provided by operating activities during the first half of fiscal 2004. Cash provided by operating activities during the first half of fiscal 2005 was primarily the result of a $499 million decrease in accounts receivable and a $329 million non-cash add back of depreciation and amortization expense to our net loss of $129 million. These increases in cash flow were partially offset by a $342 million decrease in deferred revenue and a $115 million decrease in accrued liabilities and other, which is due in part to $203 million paid towards short-term severance and facilities restructuring liabilities. The reasons for certain changes in our working capital are discussed further in the cash conversion cycle section below. During the first half of fiscal 2005, our cash used in investing activities was primarily attributable to: (1) purchases of marketable debt securities, partially offset by proceeds and maturities of marketable debt securities of $148 million and (2) cash used in capital purchases of $183 million. Cash used in financing activities was primarily attributable to a $250 million principal payment on our Senior Notes outstanding in the first quarter of fiscal 2005, partially offset by $114 million of proceeds from the sale of common stock, net.

	December 26, 2004	June 30, 2004	Change
Days sales outstanding (DSO)(1)	58	68	10
Days of supply in inventory (DOS)(2)	23	22	(1)
Days payable outstanding (DPO)(3)	(53)	(50)	3

Cash conversion cycle	28	40	12

Inventory turns - products only	9.4	9.8	(0.4)

(1)	DSO measures the number of days it takes, based on a 90 day average, to turn our receivables into cash.
(2)	DOS measures the number of days it takes, based on a 90 day average, to sell our inventory.
(3)	DPO measures the number of days it takes, based on a 90 day average, to pay the balances of our accounts payable.

We ended the second quarter of fiscal 2005 with a cash conversion cycle of 28 days, an improvement of 12 days from June 30, 2004. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash for the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of days sales outstanding (DSO) added to days of supply in inventories (DOS), reduced by days payable outstanding (DPO). DSO improved and net accounts receivable decreased $499 million from June 30, 2004 due to improved billing linearity and collection efficiencies throughout the second quarter. DOS worsened 1 day from June 30, 2004 due to a higher percentage of inventory to lower cost of sales. However, inventories decreased $35 million from June 30, 2004 and our products inventory turn rate remained relatively flat at 9.4 turns at December 26, 2004 from 9.8 turns at June 30, 2004. Inventory turns is annualized and represents the number of times product inventory is replenished during the year. Inventory management will continue to be an area of focus as we balance the need to maintain sufficient inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements. DPO improved 3 days and accounts payable decreased $94 million from June 30, 2004 due to timing differences in payments to our supply chain.

Acquisitions

Our acquisition activities have historically addressed research and development, technology, and product development needs and opportunities with respect to our existing technology roadmap and product development plans. As a result, our past acquisitions have not typically been made to supplement revenue growth, and have not historically represented acquisitions of material revenue streams.

We made no acquisitions during the first half of fiscal 2005. On January 10, 2005, we acquired SevenSpace, Inc. (SevenSpace), a privately-held company based in Ashburn, Virginia, by means of a merger pursuant to which we paid approximately $49 million in cash for all of the outstanding shares of capital stock of SevenSpace. In addition, all outstanding options to purchase SevenSpace capital stock were exchanged for options to purchase our common stock. SevenSpace delivers remote system monitoring and management across heterogeneous environments, including enterprise applications, databases, operating systems, and network devices, and will enhance our managed services offerings by adding support for non-Sun platforms.

Stock Repurchases

From time to time, our Board of Directors approves common stock repurchase programs allowing management to repurchase shares of our common stock in the open market pursuant to price-based formulas. In February 2001, we announced our intention to acquire up to $1.5 billion of our outstanding common stock under a stock repurchase program authorized by our Board of Directors. Under the February 2001 program, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including our projected cash flow requirements, our return to sustained profitability and our share price. During the first half of fiscal 2005 and the fiscal year ended June 30, 2004, we did not repurchase common stock under our repurchase program. All prior repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. As of December 26, 2004, approximately $230 million of the $1.5 billion remains available for repurchase.

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

In addition, we have uncommitted lines of credit aggregating approximately $561 million and no amounts were drawn from these lines of credit as of December 26, 2004. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

Contractual Obligations

Through the normal course of our business, we purchase or place orders for the necessary components of our products from various suppliers and estimate that these contractual obligations at December 26, 2004 are between $425 million and $475 million. This range does not include contractual obligations recorded on the balance sheet as current liabilities. In addition, we have a contractual obligation under the terms of our strategic alliance with Fujitsu, whereby we have committed to buy Fujitsu products with a list price of $230 million and $265 million in fiscal years 2005 and 2006, respectively, at a predetermined discount from list price, depending upon the type of product purchased. Contractual obligations for the purchase of goods or services are comprised of agreements that are enforceable and legally binding on Sun and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the appropriate timing of the transactions. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within a short time.

Sun is insured by nationally recognized insurers for certain potential liabilities, including worker’s compensation, general liability, automotive liability, employer’s liability, errors and omissions liability, employment practices liability, property, cargo and crime and directors and officers liability. We have self-insured between $2 and $25 million per occurrence on these lines of coverage. Sun performs an annual actuarial analysis to develop an estimate of amounts to be paid for both claims reported and potential losses on activities that have occurred but have not yet been reported. Loss accruals were $28 million and $27 million as of December 26, 2004 and June 30, 2004, respectively.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents in subsidiaries for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. Accordingly, in addition to the approximately $1.9 billion in cash and cash equivalents, at December 26, 2004 we have approximately $5.6 billion in marketable debt securities that are available for shorter-term requirements, such as future operating, financing and investing activities, for a total cash and marketable debt securities position of approximately $7.5 billion. However, at June 30, 2004, approximately $1.1 billion of this balance represents earnings generated from operations domiciled in foreign tax jurisdictions that are designated as permanently invested in the respective tax jurisdictions. Should we decide to repatriate these earnings, we would be required to accrue and pay additional taxes to repatriate these funds. Currently, we do not anticipate a need to repatriate these funds to our U.S. operations. Additionally, we are currently reviewing the provisions of the American Jobs Creation Act of 2004, and have not completed our evaluation of its impact to Sun.

For the third quarter of fiscal 2005, we expect that cash flow from operations will be adversely impacted by an approximately $180 million prepayment to the Internal Revenue Service related to ongoing tax examinations and approximately $70 million in payments associated with our ongoing restructuring activities. Additionally, we do not expect the level of improvement in our cash conversion cycle that we experienced in the first half of fiscal 2005 to be sustainable due to seasonal trends expected during the second half of the fiscal year.

For fiscal 2005, we expect our total expenditures for capital investments and spares to be approximately $400 million.

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

Ernst & Young LLP has recently notified the audit committee of the Sun Board of Directors that certain non-audit work it performed in Japan has raised questions regarding Ernst & Young LLP’s independence with respect to its performance of audit services.

During fiscal year 2001, Ernst & Young LLP’s affiliated firm in Japan (Ernst & Young Japan) performed employee tax return services for certain employees in Japan as requested by Sun. Ernst & Young Japan made payment of the relevant employee taxes of approximately $750,000 on behalf of Sun. The payment of those taxes involved the handling of Company tax related funds. These payment services were discontinued in 2001. The fees paid by the Company to Ernst & Young Japan for the payment services were approximately $2,500 in 2001.

Sun and Ernst & Young LLP continue to evaluate and review processes relevant to the maintenance of Ernst & Young LLP’s independence. The audit committee has discussed with Ernst & Young LLP its independence from the Company.

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

We are continuing the implementation of a solution-based selling approach. While our strategy is that this will enable us to increase our revenues and margins, there can be no assurance that we will be successful in this approach. In fact, our implementation of this selling model may result in reductions in our revenues and/or margins, particularly in the short term, as we compete to attract business. In addition, if our emphasis on solution-based sales increases, we face strong competition from systems integrators such as IBM, Fujitsu-Siemens and HP. Our inability to successfully implement this model in the long term would have a material adverse impact on our revenues and margins.

We maintain higher research and development costs, as a percentage of total net revenues, than many of our competitors and our earnings are dependent upon maintaining revenues and gross margins at a sufficient level to offset these costs.

One of our business strategies is to derive a competitive advantage and a resulting enhancement of our gross margins from our investment in innovative new technologies which customers value. As a result, as a percentage of total net revenues, we incur higher fixed R&D costs than many of our competitors. To the extent that we are unable to develop and sell products with attractive gross margins in sufficient volumes, our earnings may be materially and adversely affected by our cost structure. During fiscal 2003 and 2004, we added new products to our entry-level server product line that are offered at a lower price point and, accordingly, provide us with a lower gross margin percentage than our products as a whole. Although our strategy is to sell these products as part of overall systems which include other products with higher gross margin percentages, to the extent that the mix of our overall revenues represented by sales of lower gross margin products increases, as it did during much of fiscal 2004, our gross margins and earnings may be materially and adversely affected.

In addition, one of our business strategies is to grow incremental revenue through recurring service models, such as subscriptions, leasing and pay-per-use. Under these recurring service models, we would recognize revenue for the contract incrementally over time or based upon usage rather than all at once upon the initial sale of a hardware or software product. However, if we increase our recurring service model base either while (1) not maintaining or increasing our point product sales; or (2) not growing them sufficiently to cover the decline in point product sales, we will incur a near-term reduction in our revenues as revenues that ordinarily would have been recognized upon the initial sale of products will be deferred until future periods, which would have a material adverse effect on our revenues, gross margins and earnings.

The products we make are very complex. If we are unable to rapidly and successfully develop and introduce new products and manage our inventory, we will not be able to satisfy customer demand.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that our customers choose to buy. If we are unable to develop new products, our business and operating results could be adversely affected. We must quickly develop, introduce, and deliver in quantity new, complex systems, software, and hardware products and components. These include products which incorporate our UltraSPARC® III and UltraSPARC IV architectures and the Solaris Operating System, the Java platform, Sun Java System portfolio and N1 Grid architecture, among others. The development process for these complicated products is very uncertain. It requires high levels of innovation from both our product designers and the suppliers of the components used in our products. The development process is also lengthy and costly. If we fail to accurately anticipate our customers’ needs and technological trends, or are otherwise unable to complete the development of a product on a timely basis, we will be unable to introduce new products into the market on a timely basis, if at all, and our business and operating results would be materially and adversely affected.

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

Joint development and marketing of a complex new product line is an inherently difficult undertaking and is subject to numerous risks. If we do not satisfy certain development or supply obligations under the agreements, or if we otherwise violate the terms of the agreements, we may be subject to significant contractual or legal penalties. Further, if Fujitsu encounters any of a number of potential problems in its business, such as intellectual property infringement claims, supply difficulties, difficulties in meeting development milestones or financial challenges, these could impact our strategic relationship with them and could result in a material adverse effect on our business or results of operations.

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

We depend on many suppliers for the necessary parts and components to manufacture our products. There are a number of vendors producing the parts and components that we need. However, there are some components that can only be purchased from a single vendor due to price, quality, or technology reasons. For example, we currently depend on Texas Instruments for the manufacture of our UltraSPARC microprocessors and several other companies for custom integrated circuits. If we were unable to purchase on acceptable terms or experienced significant delays or quality issues in the delivery of necessary parts and/or components from a particular vendor and we had to find a new supplier for such parts and/or components, our new and existing product shipments could be delayed which could have a material adverse effect on our business, results of operations and financial conditions.

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

Generally, the computer systems we sell to customers incorporate various hardware and software products that we sell, such as UltraSPARC microprocessors, various software elements, from the Solaris Operating System to the Java platform, Sun Java System portfolio, N1 Grid and Sun StorEdge™ array products. Any delay in the development, delivery or acceptance of key elements of the hardware or software included in our systems could delay our shipment of these systems. Delays in the development and introduction of our products may occur for various reasons.

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

Currently more than half of our revenues come from international sales. In addition, a portion of our operations consists of manufacturing and sales activities outside of the U.S. Our ability to sell our products and conduct our operations internationally is subject to a number of risks. Local economic, political and labor conditions in each country could adversely affect demand for our products and services or disrupt our operations in these markets. We may also experience reduced intellectual property protection or longer and more challenging collection cycles as a result of different customary business practices in certain countries where we do business which could have a material adverse effect on our business operations and financial results. Currency fluctuations could also materially and adversely affect our business in a number of ways. Although we take steps to reduce or eliminate certain foreign currency exposures that can be identified or quantified, we may incur currency translation losses as a result of our international operations. Further, in the event that currency fluctuations cause our products to become more expensive in overseas markets in local currencies, there could be a reduction in demand for our products or we could lower our pricing in some or all of these markets resulting in reduced revenue and margins. Alternatively, a weakening dollar could result in greater costs to us for our overseas operations. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business in these jurisdictions. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs. In addition, we could be subject to regulations, fines and penalties for violations of import and export regulations such as our products being shipped directly or through a third-party to certain countries. Such violations could result in penalties, including prohibiting us from exporting our products to one or more countries, and could materially and adversely affect our business. We entered into settlement agreements with the United States Department of Commerce, Bureau of Industry

and Security, Office of Export Enforcement (BIS) on December 15, 2003 addressing certain BIS charges that we had violated export control regulations. The settlement included a one year suspended denial of our worldwide export privileges. This suspension expired without incident on December 15, 2004.

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

Failure to successfully implement our global resourcing activities could adversely affect our results of operations

We continuously seek to make our cost structure more efficient and focus on our core strengths. We recently announced our intent to develop and implement a global resourcing strategy and operating model which includes outsourcing activities and is focused on increasing workforce flexibility and scalability, and improving overall competitiveness by leveraging external talent and skills worldwide. To the extent we rely on partners or third party service providers for the provision of key business process functions, we may incur increased business continuity risks. We may no longer be able to exercise control over some aspects of the future development, support or maintenance of key non-core operations and processes, including the internal controls associated with those non-core business operations and processes, which could adversely affect our business. If we are unable to effectively develop and implement our resourcing strategy due to, among other things, data Protection issues, we may not realize cost structure efficiencies and our operating and financial results could be materially and adversely affected. In addition, if we are unable to effectively utilize or integrate and interoperate with external resources or if our partners or third party service providers experience business difficulties or are unable to provide business process services as anticipated, we may need to seek alternative service providers or resume providing such business processes internally which could be costly and time consuming and have a material adverse material effect on our operating and financial results.

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

Linearity. Our quarterly sales have historically reflected a pattern in which a disproportionate percentage of such quarter’s total revenues occur in the last month and weeks and days of the quarter. This pattern makes prediction of revenues, earnings and working capital for each financial period especially difficult and uncertain and increases the risk of unanticipated variations in quarterly results and financial condition.

Foreign Currency Fluctuations. As a large portion of our business takes place outside of the U.S., we enter into transactions in other currencies. Although we employ various hedging strategies, we are exposed to changes in exchange rates, which causes fluctuations in our quarterly operating results. See Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Risk.”

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

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction by jurisdiction basis. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. Cumulative losses incurred in the U.S. and Japan in recent years represented sufficient negative evidence to require full and partial valuation allowances in these jurisdictions. At June 30, 2004, we established a valuation allowance against the deferred tax assets in these jurisdictions, which will remain until sufficient positive evidence exists to support reversal. Future reversals or increases to our valuation allowance could have a significant impact on our future earnings.

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

Sales to General Electric Company (GE) and its subsidiaries in the aggregate accounted for approximately 14%, 11% and 12% of our fiscal 2004, 2003 and 2002 net revenues, respectively. More than 90% of the revenue attributed to GE was generated through GE subsidiaries acting as either a reseller or financier of our products. The vast majority of this revenue is from a single GE subsidiary, comprising 11%, 9% and 8% of net revenues in 2004, 2003 and 2002, respectively. This GE subsidiary acts as a distributor of our products to resellers who in turn sell those products to end users. No other customer accounted for more than 10% of net revenues. The revenues from GE are generated in the Product Group and Sun Services segments.

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

We are dependent upon our channel partners for a significant portion of our revenues.

Our channel partners include distributors, original equipment manufacturers (OEM), independent software vendors (ISVs), system integrators, service providers and resellers. We have recently seen an increase in revenues via our reseller channel. We face ongoing business risks due to our reliance on our channel partners to maintain customer relationships and create customer demand with customers where we have no direct relationships. Should the effectiveness of our channel partners decline, we face risk of declining demand which could affect our results of operations.

Our business may suffer if it is alleged or found that we have infringed the intellectual property rights of others.

From time to time we have been notified that we may be infringing certain patents or other intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. Several pending claims are in various stages of evaluation. From time to time, we consider the desirability of entering into licensing agreements in certain of these cases. No assurance can be given that licenses can be obtained on acceptable terms or that litigation will not occur. In the event there is a temporary or permanent injunction entered prohibiting us from marketing or selling certain of our products, or a successful claim of infringement against us requiring us to pay royalties to a third party, and we fail to license such technology on acceptable terms and conditions or to develop or license a substitute technology, our business, results of operations or financial condition could be materially adversely affected. See Part II, Item 1, “Legal Proceedings” for further discussion.

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

Our employees are vital to our success, and our key management, engineering, and other employees are difficult to replace. We generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. Because our compensation packages include equity-based incentives, pressure on our stock price could affect our ability to offer competitive compensation packages to current employees. In addition, we must continue to motivate employees and keep them focused on our strategies and goals, which may be difficult due to morale challenges posed by our workforce reductions, global resourcing strategies and related uncertainties. Should these conditions continue, we may not be able to retain highly qualified employees in the future which could adversely affect our business.

Our credit rating is subject to downgrade.

On March 5, 2004, Standard & Poors lowered its rating on Sun to non-investment grade from BBB to BB+ and removed us from CreditWatch. The two other rating agencies that follow us, continue to rate us as investment grade. Our rating from Fitch Ratings is BBB- and they have placed us on stable outlook. Moody’s Investor Services has given us a Baa3 rating and placed us on negative outlook. These ratings reflect those credit agencies’ expectations that the intense competitive environment facing Sun in its core markets will continue over at least the near-term to challenge Sun’s revenue and profitability. If we were to be further downgraded by these ratings agencies, such downgrades could increase our costs of obtaining, or make it more difficult to obtain or issue, new debt financing. In addition, further downgrades could affect our interest rate swap agreements that we use to modify the interest characteristics of any new debt. Any of these events could materially and adversely affect our business and financial condition.

Our use of a self-insurance program to cover certain claims for losses suffered and costs or expenses incurred could negatively impact our business upon the occurrence of an uninsured event.

Sun has adopted a program of self-insurance with regard to certain risks such as California earthquakes and as supplemental coverage for certain potential liabilities including, but not limited to general liability, directors and officers liability, workers compensation, errors and omissions liability and property. We self-insure when the lack of availability and high cost of commercially available insurance products do not make the transfer of this risk a reasonable approach. In the event that the frequency of losses experienced by Sun increased unexpectedly, the aggregate of such losses could materially increase our liability and adversely affect our financial condition, liquidity, cash flows and results of operations. In addition, while the insurance market continues to limit the availability of certain insurance products while increasing the costs of such products, we will continue to evaluate the levels of claims we include in our self-insurance program. Any increases to this program increase our risk exposure and therefore increase the risk of a possible material adverse effect on our financial condition, liquidity, cash flows and results of operations. In addition, we have made certain judgments as to the limits on our existing insurance coverage that we believe are in line with industry standards, as well as in light of economic and availability considerations. Unforeseen catastrophic loss scenarios could prove our limits to be inadequate, and losses incurred in connection with the known claims we self-insure could be substantial. Either of these circumstances could materially adversely affect our financial and business condition.

Recent issued regulations related to equity compensation could adversely affect our ability to attract and retain key personnel.

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Sun. The Financial Accounting Standards Board (FASB) has issued changes to U.S. GAAP that will require us to record a charge to earnings for employee stock option grants. This regulation will negatively impact our earnings. For example, recording a charge for employee stock options under SFAS 123, “Accounting for Stock-Based Compensation” would have increased net loss by $818 million, $555 million and $647 million for fiscal 2004, 2003 and 2002, respectively. See also Note 2 to the Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies: Stock Options Plans. In addition, new regulations implemented by The Nasdaq National Market requiring shareholder approval for all stock option plans, as well as new regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

We face costs and risks associated with compliance with Section 404 of the Sarbanes-Oxley Act.

We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As a result, we are incurring additional expenses and a diversion of management’s time. While we currently anticipate completion of testing and evaluation of our internal controls over financial reporting with respect to the requirements of Section 404 of the Sarbanes-Oxley Act in a timely fashion, there can be no assurance that we will be able to accomplish this. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to investigation by regulatory authorities. Any such action could adversely affect our financial results and/or the market price of our common stock.

Audits of our business records may result in significant penalties.

We offer terms to some of our distributors and other customers that, in some cases, include complex provisions for pricing, data protection and other terms. In connection with such contracts, we are in some cases required to allow the customer to audit certain of our records to verify compliance with these terms. In particular, government agency customers audit and investigate government contractors, including us. These agencies review our performance under the applicable contracts as well as compliance with applicable laws, regulations and standards. The government also may review the adequacy of, and our compliance with, our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. If an audit uncovers improper or illegal activities, we may be subject to penalties and other sanctions. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us. The General Services Administration is currently auditing the schedule contract it has with us.

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

FORWARD–LOOKING STATEMENTS

This quarterly report, including the foregoing sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements related to our belief that the increase in the number of systems under a Support services contract is primarily due to our continuing emphasis in recent periods on solutions sales, which include support services as an essential element of a solutions sale; our belief that, with the exception of the global alliance with Fujitsu, our actions to adjust to the intense competitive environment have contributed towards stabilization of the Japanese market’s revenue; our expectation that pricing pressures associated with competition and the shift in product mix to sales of lower-margin products will continue to impact our Products gross margin; our expectation that pricing pressures associated with competition and the shift in product mix to solution-based sales, which have a greater proportion of Client solutions, will continue to impact our Services gross margin; our belief that to maintain our competitive position we must continue to invest significant resources in new systems, software and microprocessor development, and enhance existing products; our continued focus on achieving operating efficiencies; our expectation that we will record additional charges related to our workforce and facilities reductions primarily over the next few quarters; our expectation that we will incur additional charges related to productivity improvement initiatives and expense reduction measures; our expectation that remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters; our expectation that the volatility of our portfolio of marketable securities will decrease as its duration decreases; our belief that inventory management will continue to be an area of focus; our belief that our acquisition of SevenSpace will enhance our managed services offerings by adding support for non-Sun platforms; our long-term strategy to maintain a minimum amount of cash and cash equivalents in subsidiaries and to invest the remaining amount of cash in interest-bearing cash equivalents and highly liquid marketable debt securities; our anticipation that we will not need to repatriate funds generated from operations domiciled in foreign tax jurisdictions to our U.S. operations; our expectations regarding the impact on cash flow from operations of a potential payment to the I.R.S. related to ongoing tax examinations and cash payments associated with our ongoing restructuring activities; our expectations regarding the level of improvements of our cash conversion cycle; our estimate of total expenditures for capital investments and spares for fiscal 2005; our belief that the liquidity provided by existing cash, cash equivalents, marketable debt securities and cash generated from operations will provide sufficient capital to meet our requirements for at least the next 12 months; our belief that our level of financial resources is a significant competitive factor in our industry; our business strategy to implement a solutions-based selling approach; our belief that this strategy will enable us to increase our revenues and margins; our strategy to derive competitive advantage from our investment in innovative new technologies; our strategy to sell new products in our entry-level server line as part of overall systems; our business strategy to grow incremental revenue through recurring service models; our anticipation that the Advanced Product Line will ultimately replace a large proportion of our server product line; our intention to release our Solaris operating system to the open source development community as open source software; our strategy to reduce our dependence on the telecommunications, financial services and government sectors by expanding our product reach into new industries; our intention to develop and implement a global resourcing strategy and operating model that includes outsourcing activities and is focused on increasing workforce flexibility and scalability and improving overall competitiveness; our intention to continue to make investments in companies, products, and technologies, either through acquisitions or investments or alliances; our belief that we will complete testing and evaluation of our internal controls over financial reporting with respect to the requirements of Section 404 of the Sarbanes-Oxley Act in a timely fashion; and our current plans not to discontinue our hedging programs.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth above and those contained in “RISK FACTORS,” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, increased competition, increased pricing pressures, failure associated with the Fujitsu strategic alliance, failure to design, develop and manufacture new products, risks associated with releasing our Solaris operating system to the open source development community as open source software, lack of success in technological advancements, lack of acceptance of new products and services, unexpected changes in the demand for our products and services, delays in product introductions and projects, lack of success implementing new selling models, failure to further reduce costs or improve operating efficiencies including through our Fiscal 2004 Restructuring Plan, adverse business conditions, quality issues associated with our hardware or software products, our dependence on currency fluctuations, our failure to comply with export control laws and our ability to attract, hire and retain key and qualified employees.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at December 26, 2004. Actual results may differ materially.

Interest Rate Sensitivity

Our investment portfolio consists primarily of fixed income instruments with an average duration of 0.67 year as of December 26, 2004 as compared with 0.93 year as of December 28, 2003. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, for example, a hypothetical 150 BPS increase in interest rates would result in an approximate $62 million decrease in the fair value of our investments in debt securities as of December 26, 2004.

We also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest payable on the Senior Notes effectively becomes variable and thus matches the variable interest rate received from our cash and marketable debt securities. Accordingly, interest rate fluctuations impact the fair value of our Senior Notes outstanding, which will be offset by corresponding changes in the fair value of the swap agreements. However, by entering into these swap agreements, we have a cash flow exposure related to the risk that interest rates may increase. For example, at December 26, 2004, a hypothetical 150 BPS increase in interest rates would result in an approximate $18 million decrease in cash related to interest expense over a year.

Foreign Currency Exchange Risk

As a large portion of our business takes place outside of the U.S., we enter into transactions in other currencies. We are primarily exposed to changes in exchange rates for the Euro, Japanese yen, and British pound. We are a net receiver of currencies other than the U.S. dollar and, as such, can benefit from a weaker dollar, and can be adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect our consolidated revenue and operating margins as expressed in U.S. dollars. To minimize currency exposure gains and losses, we may borrow funds in local currencies, and we often enter into forward exchange contracts, purchase foreign currency options and promote natural hedges by purchasing components and incurring expenses in local currencies. Currently, we have no plans to discontinue our hedging programs; however, we may evaluate the benefits of our hedging strategies and may choose to discontinue them in the future.

Based on our foreign currency exchange instruments outstanding at December 26, 2004, we estimate a maximum potential one-day loss in fair value of approximately $2 million, as compared with $4 million as of June 30, 2004, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables, and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Equity Security Price Risk

We are exposed to price fluctuations on the marketable portion of equity securities included in our portfolio of equity investments. These investments are generally in companies in the high-technology industry sector, many of which are small capitalization stocks. We typically do not attempt to reduce or eliminate the market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $6 million decrease in the fair value of our available-for-sale equity investments as of December 26, 2004, as compared with $4 million as of December 26, 2003. At December 26, 2004, three equity securities represented approximately $18 million of the $31 million total fair value of the marketable equity securities.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 11, 2002, Eastman Kodak Company (Kodak) filed a lawsuit against us entitled, Eastman Kodak Company v. Sun Microsystems, Inc., Civil Action No. 02-CV-6074, in the United States District Court for the Western District of New York and filed an amended complaint in that same court on March 22, 2002. Kodak alleged that some of our products, including aspects of our Java technology, infringe one or more Kodak patent claims contained in the following Kodak patents: U.S. Patent No. 5,206,951, U.S. Patent No. 5,421,012 and U.S. Patent No. 5,226,161 (collectively, the Litigated Kodak Patents). Kodak further alleged that we contributed to and induced infringement of one or more claims of the Litigated Kodak Patents. Effective October 7, 2004, we reached an agreement with Kodak to settle all claims in the lawsuit. As a result of the settlement, we received a release for any past infringement by Sun’s Java technology of any patent held by Kodak (collectively, the Kodak Patent Portfolio) and a release for any past infringement whatsoever of the Litigated Kodak Patents and other specified patents held by Kodak (collectively, the Broadly Released Kodak Patents). Furthermore, Sun received a perpetual, non-exclusive, worldwide irrevocable license to the Kodak Patent Portfolio for the benefit of the Java technology and to the Broadly Released Kodak Patents for any and all purposes The settlement involves cash paid by Sun of $92 million.

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

We entered into settlement agreements with the United States Department of Commerce, Bureau of Industry and Security, Office of Export Enforcement (BIS) on December 15, 2003 addressing certain BIS charges that we had violated export control regulations. The settlement included a one-year suspended denial of our worldwide export privileges, which expired on December 15, 2004 without incident. Had we violated export control laws during the one-year suspension period, the BIS order would have denied us worldwide export privileges, which would have had a material effect on the results of operations and financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on November 10, 2004. At that meeting, the following actions were voted upon:

(a)	Election of Directors:

	FOR	WITHHELD
Scott G. McNealy	2,877,963,826	97,445,011
James L. Barksdale	2,844,586,544	130,822,293
Stephen M. Bennett	2,904,396,965	71,011,872
L. John Doerr	2,601,563,776	373,845,061
Robert J. Fisher	2,807,776,097	167,632,740
Michael E. Lehman	2,877,702,186	97,706,651
M. Kenneth Oshman	2,808,116,409	167,292,428
Naomi O. Seligman	2,807,246,075	168,162,762
Lynn E. Turner	2,807,334,709	168,074,128

The nine nominees who received the highest number of votes (all of the above individuals) were elected to the Board of Directors, and will serve as directors until our next annual meeting and until his or her successor is elected and qualified.

(b)	Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2005:

FOR	AGAINST	ABSTAIN	NON-VOTES
2,786,829,772	170,584,091	17,994,974	0

The appointment was ratified.

ITEM 6. EXHIBITS

See Index to Exhibits on Page 44 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN MICROSYSTEMS, INC.

BY	/s/ Stephen T. McGowan
Stephen T. McGowan
Chief Financial Officer and Executive
Vice President, Corporate Resources
(Principal Financial Officer)

/s/ Robyn M. Denholm
Robyn M. Denholm
Vice President and Corporate Controller
(Principal Accounting Officer)

Dated: February 3, 2005

INDEX TO EXHIBITS

Exhibit Number	Description
3.4	Bylaws of the Registrant, as amended June 24, 2004 and effective November 10, 2004.

10.111*	Employment Agreement, dated January 31, 2005, between the Registrant and David Yen.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certificate of Chief Executive Officer.

32.2	Section 1350 Certificate of Chief Financial Officer.

*	Indicates a management contract or compensatory plan or arrangement.