Form 10-Q
period 2005-03-27
SUN MICROSYSTEMS, INC.
filed 2005-05-06
CIK 709519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☒    NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2005
Common Stock - $0.00067 par value	3,406,018,623

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004
Net revenues:
Products	$1,683	$1,711	$5,199	$5,289
Services	944	940	2,897	2,786

Total net revenues	2,627	2,651	8,096	8,075
Cost of sales:
Cost of sales-products	975	980	3,044	3,052
Cost of sales-services	565	603	1,694	1,731

Total cost of sales	1,540	1,583	4,738	4,783

Gross margin	1,087	1,068	3,358	3,292
Operating expenses:
Research and development	450	470	1,313	1,408
Selling, general and administrative	732	842	2,128	2,468
Restructuring charges	44	203	176	194
Purchased in-process research and development	—	—	—	1

Total operating expenses	1,226	1,515	3,617	4,071

Operating loss	(139)	(447)	(259)	(779)
Gain (loss) on equity investments, net	2	3	7	(58)
Interest and other income, net	91	23	155	64

Loss before income taxes	(46)	(421)	(97)	(773)
Provision (benefit) for income taxes	(43)	339	35	398

Net loss	$(3)	$(760)	$(132)	$(1,171)

Net loss per common share-basic and diluted	$(0.00)	$(0.23)	$(0.04)	$(0.36)

Shares used in the calculation of net loss per common share – basic and diluted	3,376	3,286	3,358	3,261

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	March 27, 2005	June 30, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,534	$2,141
Short-term marketable debt securities	1,601	1,460
Accounts receivable, net	2,020	2,339
Inventories	388	464
Deferred and prepaid tax assets	112	62
Prepaid expenses and other current assets	1,063	837

Total current assets	6,718	7,303
Property, plant and equipment, net	1,851	1,996
Long-term marketable debt securities	4,222	4,007
Goodwill	441	406
Other acquisition-related intangible assets, net	79	127
Other non-current assets, net	606	664

	$13,917	$14,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$—	$257
Accounts payable	1,071	1,057
Accrued payroll-related liabilities	699	622
Accrued liabilities and other	1,163	1,308
Deferred revenues	1,399	1,617
Warranty reserve	225	252

Total current liabilities	4,557	5,113
Long-term debt	1,116	1,175
Long-term deferred revenues	519	557
Other non-current obligations	1,189	1,220
Total stockholders’ equity	6,536	6,438

	$13,917	$14,503

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Nine Months Ended
	March 27, 2005	March 28, 2004
Cash flows from operating activities:
Net loss	$(132)	$(1,171)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	496	517
Amortization of other intangible assets and unearned equity compensation	73	65
Deferred taxes	(107)	300
Loss (gain) on equity investments, net	(7)	58
Purchased in-process research and development	—	1
Changes in operating assets and liabilities:
Accounts receivable, net	338	202
Inventories	79	(77)
Prepaid and other assets	(265)	(18)
Accounts payable	16	113
Other liabilities	(317)	64

Net cash provided by operating activities	174	54

Cash flows from investing activities:
Purchases of marketable debt securities	(5,115)	(6,649)
Proceeds from sales and maturities of marketable debt securities	4,717	6,374
Proceeds from sales of equity investments, net	47	14
Acquisition of property, plant and equipment, net	(199)	(189)
Acquisition of spare parts and other assets	(68)	(56)
Payments for acquisitions, net of cash acquired	(45)	(201)

Net cash used in investing activities	(663)	(707)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	134	151
Principal payments on borrowings	(252)	(7)

Net cash provided by (used in) financing activities	(118)	144

Net decrease in cash and cash equivalents	(607)	(509)
Cash and cash equivalents, beginning of period	2,141	2,015

Cash and cash equivalents, end of period	$1,534	$1,506

Supplemental disclosures of cash flow information:
Interest paid (net of interest received from swap agreements of $62 and $72, respectively)	$27	$26

Income taxes paid (net of refunds of $19 and $125, respectively)	$310	$48

Supplemental schedule of noncash investing activities:
Stock and options issued in connection with acquisitions	$1	$16

See accompanying notes.

SUN MICROSYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Sun Microsystems, Inc.’s (Sun) business is singularly focused on providing products and services for network computing. Network computing has been at the core of the company’s offerings for the 23 years of our existence and is based on the premise that the power of a single computer can be increased dramatically when interconnected with other computer systems for the purposes of communication and sharing of computing power. Together with our partners, we provide network computing infrastructure solutions that comprise Computer Systems (hardware and software), Network Storage systems (hardware and software), Support services, Client solutions (formerly known as Professional services) and Knowledge services. Our customers use our products and services to build mission-critical network computing environments on which they operate essential elements of their businesses. Our network computing infrastructure solutions are used in a wide range of technical/scientific, business and engineering applications in industries such as telecommunications, government, financial services, manufacturing, education, retail, life sciences, media and entertainment, transportation, energy/utilities and healthcare.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Sun’s first three quarters in fiscal year 2005 ended on September 26, 2004, December 26, 2004, and March 27, 2005. In fiscal year 2004, the quarters ended on September 28, 2003, December 28, 2003, and March 28, 2004. The fourth quarter in all fiscal years ends on June 30.

Basis of Presentation

The accompanying condensed consolidated financial statements (Interim Financial Statements) include the accounts of Sun and its subsidiaries. Intercompany accounts and transactions have been eliminated.

These Interim Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements and accounting policies, consistent, in all material respects, with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the SEC on September 13, 2004 (Form 10-K). These Interim Financial Statements are unaudited but reflect all adjustments, including normal recurring adjustments management considers necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated balance sheet as of June 30, 2004 has been derived from the audited consolidated balance sheet as of that date. The information included in this report should be read in conjunction with our Form 10-K.

Computation of Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding (adjusted for treasury stock and common stock subject to repurchase activity) during the period.

Diluted net income (loss) per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist primarily of stock options. Due to our net loss for all periods presented, all of our outstanding options were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive.

If we had earned a profit during the three and nine months ended March 27, 2005, we would have added 25 million and 27 million common equivalent shares, respectively, to our basic weighted-average shares outstanding to compute the diluted weighted-average shares outstanding. If we had earned a profit during the three and nine months ended March 28, 2004, we would have added 47 million and 33 million common equivalent shares, respectively, to our basic weighted-average shares outstanding to compute the diluted weighted-average shares outstanding.

Stock Option Plans

Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148) permits companies to measure the compensation cost of stock-based awards based on their estimated fair value at the date of grant and recognize that amount over the related service period. Therefore, as permitted by SFAS 148, we currently apply the existing accounting rules under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. In general, as the exercise price of all options granted under our stock option plans is equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in net loss. However, under these plans, options to purchase shares of common stock may also be granted at less than fair market value, which results in compensation expense equal to the difference between the market value on the date of grant and the purchase price. This expense is recognized on a straight-line basis over the vesting period of the shares. As required by SFAS 148, we provide pro forma net loss and pro forma net loss per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and nine months ended March 27, 2005 and March 28, 2004, respectively:

Options	Three Months Ended		Nine Months Ended
	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004
Expected life (in years)	5.7	6.3	5.9	6.4
Interest rate	3.84%	3.03%	3.65%	3.39%
Volatility	67.27%	67.50%	68.22%	67.44%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$2.58	$3.20	$2.53	$2.74

Employee Stock Purchase Plan	Three Months Ended		Nine Months Ended
	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004
Expected life (in years)	0.5	0.5	0.5	0.5
Interest rate	2.18%	1.04%	1.51%	1.09%
Volatility	41.13%	45.06%	41.67%	54.97%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$1.11	$1.08	$1.04	$1.00

If the fair values of the options granted during a fiscal year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant, stock-based compensation costs would have impacted our net loss after tax and net loss per common share, as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004
Pro forma net loss:
Net loss after tax	$(3)	$(760)	$(132)	$(1,171)
Add: stock-based compensation costs included in reported net loss (net of tax effects of none in all periods)	5	5	15	20
Deduct: stock-based compensation costs (net of tax effects of none in all periods) under SFAS 123	(58)	(203)	(424)	(644)

Pro forma net loss after tax	$(56)	$(958)	$(541)	$(1,795)

Pro forma basic and diluted net loss per common share:
Pro forma shares used in the calculation of pro forma net loss per common share - basic and diluted	3,376	3,286	3,358	3,261
Pro forma net loss per common share - basic and diluted	$(0.02)	$(0.29)	$(0.16)	$(0.55)
Reported net loss per common share - basic and diluted	$(0.00)	$(0.23)	$(0.04)	$(0.36)

Recent Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01). EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The Financial Accounting Standards Board (FASB) issued EITF 03-01-1 in September 2004, which delayed the effective date of the recognition and measurement provisions of EITF 03-01. We do not expect the adoption of EITF 03-01 to have a material impact on our results of operations or financial condition.

In October 2004, The American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. On December 21, 2004, the FASB issued their staff position, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (SFAS 109-2). SFAS 109-2 allows companies additional time to evaluate the impact of the law and to record the tax effect of repatriation over several interim periods as they complete their assessment of repatriating all or a portion of these unremitted earnings. We are currently evaluating the effects of the Act’s repatriation provision and expect to complete and execute our plan by the end of fiscal 2006 pending technical corrections by Congress and additional clarification by the Treasury Department. Until that time, we expect to make no change in our current intention to indefinitely reinvest accumulated earnings of foreign subsidiaries. Should we decide to repatriate these earnings, which, at June 30, 2004, did not exceed $1.1 billion of cumulative net undistributed earnings, a one-time charge to Sun’s consolidated results of operations would be recorded. Due to the complexity and uncertainty of applying the provisions of the Act, the effect of such repatriation cannot be reasonably estimated at this time.

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” SFAS 151 requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs recognized as an expense in the period incurred. In addition, other items such as abnormal freight, handling costs and wasted materials require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. We are currently assessing the impact of the adoption of SFAS 151 on our results of operations and financial condition.

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, providing supplemental implementation guidance for SFAS 123R. SFAS 123R is effective beginning in our first quarter of fiscal 2006. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our results of operations and financial condition. We have not yet determined whether the adoption of SFAS 123R will result in stock-based compensation charges that are similar to the current pro forma disclosures under SFAS 123. However, the acceleration of certain unvested and “out-of-money” stock options as of May 30, 2005 will favorably impact our future results of operations. See Note 12, Subsequent Event.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges beginning in our first quarter of fiscal 2006. We do not expect the adoption of SFAS 153 to have a material impact on our results of operations or financial condition.

3. BUSINESS COMBINATIONS

We completed one acquisition during the nine months ended March 27, 2005. The acquisition of SevenSpace Inc. (SevenSpace) is described below. Our consolidated financial statements include the operating results of the business acquired from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material. In accordance with SFAS No. 141, “Business Combinations,” this transaction was accounted for as a purchase business combination.

SevenSpace

On January 10, 2005, we acquired SevenSpace, a privately-held company based in Ashburn, Virginia. SevenSpace delivers remote system monitoring and management across heterogeneous environments, including enterprise applications, databases, operating systems and network devices. We acquired SevenSpace to enhance our managed services offerings by adding support for non-Sun platforms. SevenSpace was acquired by means of a merger pursuant to which all of the outstanding shares of capital stock of SevenSpace were exchanged for cash. In addition, all outstanding options to purchase SevenSpace common stock were converted into options to purchase shares of our common stock.

We purchased SevenSpace for approximately $46 million in cash, $1 million in assumed options, and approximately $1 million in transaction costs. The total purchase price of $48 million was allocated as follows (in millions):

Goodwill	$37
Other intangible assets	9
Tangible assets acquired and net liabilities assumed	2

Total	$48

4. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding our goodwill by reportable segment is as follows (in millions):

	Product Group	Sun Services	Total
Balance as of June 30, 2004	$326	$80	$406
Goodwill acquired during the period	—	37	37
Utilization of acquired deferred tax assets	(2)	—	(2)

Balance as of March 27, 2005	$324	$117	$441

Information regarding our other acquisition-related intangible assets is as follows (in millions):

	Gross Carrying Amount			Accumulated Amortization			Net
	June 30, 2004	Additions	March 27, 2005	June 30, 2004	Additions	March 27, 2005	March 27, 2005
Developed technology	$383	$4	$387	$(295)	$(33)	$(328)	$59
Customer base	50	5	55	(45)	(2)	(47)	8
Acquired workforce and other	86	—	86	(52)	(22)	(74)	12

	$519	$9	$528	$(392)	$(57)	$(449)	$79

Amortization expense of other acquisition-related intangible assets was $19 million and $57 million for the three and nine months ended March 27, 2005, respectively, and $17 million and $47 million for the three and nine months ended March 28, 2004, respectively.

The developed technology is being amortized on a straight-line basis over a three-year period and is included in cost of sales. Customer base is being amortized on a straight-line basis over a three-year period and is included in selling, general and administrative expenses. Acquired workforce and other are being amortized on a straight-line basis over a three-year period and is included in research and development.

For the fiscal years ending June 30, estimated amortization expense of other acquisition-related intangible assets for acquisitions completed prior to March 27, 2005 is as follows (in millions):

Remainder of 2005	$17
2006	42
2007	19
2008	1

$79

5. BALANCE SHEET DETAILS

Inventories

Inventories consisted of the following (in millions):

	March 27, 2005	June 30, 2004
Raw materials	$70	$78
Work in process	117	131
Finished goods	201	255

	$388	$464

Deferred Revenues

The following table sets forth an analysis of the deferred revenue activity for the nine months ended March 27, 2005 (in millions):

	Deferred services revenues	Other deferred revenues	Total
Balance at June 30, 2004	$1,612	$562	$2,174
Revenue deferred	839	627	1,466
Revenue recognized	(938)	(784)	(1,722)

Balance at March 27, 2005	1,513	405	1,918
Less short-term portion	(1,075)	(324)	(1,399)

Total long-term deferred revenues	$438	$81	$519

Warranty Reserve

We accrue for our product warranty costs at the time of shipment. These product warranty costs are estimated based upon our historical experience and specific identification of product requirements.

The following table sets forth an analysis of the warranty reserve activity for the nine months ended March 27, 2005 (in millions):

Balance at June 30, 2004	$252
Charged to costs and expenses	224
Utilization	(251)

Balance at March 27, 2005	$225

6. RESTRUCTURING CHARGES AND WORKFORCE REBALANCING EFFORTS

Fiscal 2004 Restructuring Plan

In March 2004, our Board of Directors and management approved a plan to reduce our cost structure and improve operating efficiencies by reducing our workforce, exiting facilities, and implementing productivity improvement initiatives and expense reduction measures (Fiscal 2004 Restructuring Plan). This plan included reducing our workforce by at least 3,300 employees across all levels, business functions, operating units, and geographic regions. Through the end of the third quarter of fiscal 2005, we reduced our workforce by approximately 3,700 employees under this plan. This plan also included eliminating excess facility capacity in light of revised facility requirements and other actions. In accordance with SFAS No. 112, “Employers’ Accounting for Post Employment Benefits” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), in the third quarter and first nine months of fiscal 2005 we recognized a total of $40 million and $175 million, respectively, in charges associated with the Fiscal 2004 Restructuring Plan, consisting of $29 million and $68 million, respectively, in workforce reduction charges and $11 million and $107 million, respectively, in excess facility charges.

While we have substantially completed our Fiscal 2004 Restructuring Plan, we may record additional charges related to our workforce and facilities reductions over the next several quarters, the timing of which will depend upon the timing of notification of the remaining employees leaving Sun as determined by local employment laws and as we continue to exit facilities. Certain costs related to the facilities reductions that do not meet the initial recognition criteria of SFAS 146 will be expensed as they are incurred and will be reflected as restructuring charges in our Consolidated Statements of Operations.

In addition, we anticipate incurring additional charges associated with productivity improvement initiatives and expense reduction measures. The total amount and timing of these charges will depend upon the nature, timing, and extent of these future actions.

Fiscal 2003 Restructuring Plan, Fiscal 2002 Restructuring Plan and Fiscal 2001 Facility Exit Plan

We committed to restructuring plans in fiscal 2003 and 2002 (Fiscal 2003 Restructuring Plan and Fiscal 2002 Restructuring Plan, respectively) and a facility exit plan in fiscal 2001 (Fiscal 2001 Facility Exit Plan). We recorded initial restructuring charges in fiscal 2003, 2002 and 2001 based on assumptions and related estimates that we deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to the uncertainty of the commercial real estate markets in certain geographies, and the final settlement of certain lease obligations, we have made appropriate adjustments to the initial restructuring charges.

The following table sets forth an analysis of the restructuring accrual activity for the nine months ended March 27, 2005 (in millions):

	Fiscal 2004 Restructuring Plan		Fiscal 2003 Restructuring Plan		Fiscal 2002 Restructuring Plan	Fiscal 2001 Facility Exit Plan	Total
	Severance and Benefits	Facilities Related and Other	Severance and Benefits	Facilities Related	Facilities Related	Facilities Related
Balance as of June 30, 2004	$166	$88	$1	$90	$153	$45	$543
Severance and benefits	61	—	—	—	—	—	61
Lease costs	—	94	—	—	—	—	94
Property and equipment impairment	—	13	—	—	—	—	13
Provision adjustments	7	—	—	1	1	(1)	8

Total restructuring charges	68	107	—	1	1	(1)	176
Cash paid	(174)	(35)	(1)	(16)	(23)	(13)	(262)
Non-cash	—	(12)	—	—	—	—	(12)

Balance as of March 27, 2005	$60	$148	$—	$75	$131	$31	$445

Our accrued liability for all four plans was net of approximately $105 million of estimated sublease income to be generated from sublease contracts not yet negotiated. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties. The amounts we have accrued represent our best estimate of the obligations we expect to incur in connection with these plans, and could be subject to change. Adjustments may be required as conditions and facts change throughout the implementation period.

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. Our accrual as of March 27, 2005 for facility related lease obligations (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2018. As of March 27, 2005, $158 million of the $445 million accrual was classified as current and the remaining $287 million was classified as non-current.

The above restructuring charges are based on estimates that are subject to change. Changes to the previous estimates have been reflected as “Provision adjustments” in the above table in the period the changes in estimates were made.

Workforce Rebalancing Efforts

Prior to the initiation of our Fiscal 2004 Restructuring Plan, we had initiated certain workforce rebalancing efforts during the first six months of fiscal 2004. As a result, we incurred $55 million of separation costs during this period. Approximately $3 million, $14 million, and $38 million of these separation costs were included in cost of sales, research and development and selling, general and administrative expenses, respectively. During fiscal 2004 and the first nine months of fiscal 2005, we paid $54 million and $1 million, respectively.

7. COMPREHENSIVE LOSS

The components of comprehensive loss were as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004
Net loss	$(3)	$(760)	$(132)	$(1,171)
Change in unrealized value of investments, net	(26)	2	(17)	(5)
Change in unrealized fair value of derivative instruments, net	7	13	(1)	14
Translation adjustments, net	13	16	99	47

	$(9)	$(729)	$(51)	$(1,115)

The components of accumulated other comprehensive income were as follows (in millions):

	March 27, 2005	June 30, 2004
Unrealized losses on investments, net	$(34)	$(17)
Unrealized losses on derivative instruments, net	(7)	(6)
Cumulative translation adjustments, net	295	196

	$254	$173

8. INCOME TAXES

For the third quarter and first nine months of fiscal 2005, we recorded an income tax benefit of $43 million and an income tax provision of $35 million, respectively, as compared with an income tax provision of $339 million and $398 million for the corresponding periods of fiscal 2004. These tax provisions (benefit) were recorded for taxes due on income generated in certain state and foreign tax jurisdictions and also include adjustments for the difference between estimated amounts recorded and actual liabilities resulting from the filing of prior years’ tax returns.

During the third quarter of fiscal 2005, we recorded a tax benefit of $69 million resulting from actions taken in response to the 2004 Protocol to the 1992 Income Tax Convention between the U.S. and the Netherlands, which became effective during the third quarter of fiscal 2005. These actions resulted in a reduction of Dutch withholding taxes previously provided on undistributed foreign earnings, which were not permanently invested outside of the United States.

Additionally, during the third quarter of fiscal 2005, we adjusted our foreign subsidiaries’ tax provisions in certain countries. As a result, we recorded a net beneficial correction of $22 million associated with certain tax adjustments related to prior periods. These adjustments included a tax provision of $12 million relating to the difference between estimated amounts recorded and actual liabilities resulting from the completion of tax filings for fiscal 2003 and 2004, and a tax benefit from a reduction in the deferred tax valuation allowance of $34 million relating to certain foreign deferred tax assets that were generated through June 30, 2003. These adjustments are immaterial both individually and in the aggregate to our results of operations and financial condition for the affected periods.

We currently have provided a full valuation allowance on our U.S. deferred tax assets and a full or partial valuation allowance on certain overseas deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance. Likewise, the occurrence of negative evidence with respect to our foreign deferred tax assets could result in an increase to the valuation allowance. Our income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to our valuation allowance.

We are currently under examination by the Internal Revenue Service (IRS) for tax returns filed in the fiscal years 1997 through 2000. In addition, the IRS examination for fiscal years 2001 and 2002 commenced in fiscal 2005. Although the ultimate outcome of these examinations are unknown, we believe that adequate amounts have been provided for any adjustments that may result from the examinations and that the final outcomes will not have a material adverse affect on Sun’s results of operations.

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

9. OPERATING SEGMENTS

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

Segment information

The following table presents revenues, interdivision revenues and operating income (loss) for our segments. The Other segment consists of certain functional groups that did not meet the requirements for a reportable segment as defined by SFAS 131, such as GSO and WMO and other miscellaneous functions such as Corporate (in millions):

	Product Group	Sun Services	Other	Total
Three Months Ended:
March 27, 2005
Revenues	$1,683	$944	$—	$2,627
Interdivision revenues	141	81	(222)	—
Operating income (loss)	258	339	(736)	(139)
March 28, 2004
Revenues	$1,711	$940	$—	$2,651
Interdivision revenues	154	106	(260)	—
Operating income (loss)	234	248	(929)	(447)

	Product Group	Sun Services	Other	Total
Nine Months Ended:
March 27, 2005
Revenues	$5,199	$2,897	$—	$8,096
Interdivision revenues	479	285	(764)	—
Operating income (loss)	833	1,091	(2,183)	(259)
March 28, 2004
Revenues	$5,289	$2,786	$—	$8,075
Interdivision revenues	482	323	(805)	—
Operating income (loss)	716	790	(2,285)	(779)

10. LEGAL PROCEEDINGS

On February 11, 2002, Eastman Kodak Company (Kodak) filed a patent infringement lawsuit against us (Civil Action No. 02-CV-6074) in the United States District Court for the Western District of New York. Kodak alleged that some of our products infringed or contributed to the infringement of one or more patent claims owned by Kodak. Effective October 7, 2004, we reached an agreement with Kodak to settle all claims in the lawsuit, which included a release and a perpetual, non-exclusive, worldwide irrevocable license to certain Kodak patents, including the patents at issue in the lawsuit. In return, we paid Kodak $92 million. Of this amount, $10 million was expensed in fiscal 2004 and $55 million was expensed to cost of sales-products in the first quarter of fiscal 2005. The remaining amount represents the estimated future benefit that we will obtain from the licenses granted under the settlement. This $27 million intangible asset was recorded in other non-current assets and is being amortized ratably to cost of sales-products over the remaining patent life through fiscal 2010.

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

11. RELATED PARTIES

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

12. SUBSEQUENT EVENT

On April 28, 2005, our Board of Directors approved the acceleration of vesting of certain unvested and “out-of-money” stock options with exercise prices equal to or greater than $6.00 per share previously awarded to our employees, including our executive officers and directors, under our equity compensations plans. The acceleration of vesting will be effective for stock options outstanding as of May 30, 2005. Options to purchase approximately 45 million shares of common stock or 18% of our outstanding unvested options are subject to the acceleration. The weighted average exercise price of the options subject to the acceleration is $14.85. The purpose of the acceleration is to enable us to avoid recognizing compensation expense associated with these options in future periods in our Consolidated Statements of Operations upon adoption of SFAS 123R in July 2005. We also believe that because the options to be accelerated have exercise prices in excess of the current market value of our common stock, the options have limited economic value and are not fully achieving their original objective of incentive compensation and employee retention.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders, Sun Microsystems, Inc.

We have reviewed the condensed consolidated balance sheet of Sun Microsystems, Inc. as of March 27, 2005, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended March 27, 2005 and March 28, 2004, and the condensed consolidated statements of cash flows for the nine-month periods ended March 27, 2005 and March 28, 2004. These financial statements are the responsibility of the Company’s management.

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

May 4, 2005

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

Executive Overview

Sun provides network computing infrastructure solutions that include Computer Systems (hardware and software), Network Storage systems (hardware and software), Support services, Client solutions (formerly known as Professional services) and Knowledge services. Sun’s solutions are based on major Sun technology innovations such as the JavaTM platform, the Solaris operating system, Sun Java products, the N1TM Grid architecture and the SPARC® microprocessor technology, as well as other widely deployed technologies such as the Linux operating system and x86 microprocessor-based systems. Our network computing infrastructure solutions are used in a wide range of technical/scientific, business and engineering applications in industries such as telecommunications, government, financial services, manufacturing, education, retail, life sciences, media and entertainment, transportation, energy/utilities and healthcare. We sell end-to-end networking architecture platform solutions, including products and services, in most major markets worldwide through a combination of direct and indirect channels.

During the third quarter of fiscal 2005, we experienced a year over year decrease in total net revenues of approximately 1%, which included a favorable foreign currency impact of approximately 2%. Our Products net revenue was unfavorably impacted by competition and a continuing market shift in overall computer system demand away from our data center servers towards the usage of enterprise and entry level servers. This decrease was partially offset by increases in both Support services and Client solutions revenue. We also experienced a sequential quarterly decrease in total net revenues of approximately 7.5%, which included a favorable foreign currency impact of approximately 1%. The sequential decrease in total net revenues reflects the seasonal decrease we generally experience between our second and third quarters and a competitive business environment, particularly in the U.S., where total net revenues declined to $982 million in the third quarter of fiscal 2005, principally as a result of the decline in revenue from the government sector. To address the competitive environment and continued decline in U.S. revenues, we have appointed a new head of sales to strengthen our solution-based selling strategy.

During the third quarter of fiscal 2005, our year over year gross margin increased by approximately 1.1 percentage points. Our Products gross margin decreased by 0.6 percentage point primarily due to the unfavorable impact of discounting and pricing actions, partially offset by manufacturing and component cost reductions. Our Services gross margin increased by 4.2 percentage points primarily due to the favorable impact of volume efficiencies, cost reductions and productivity measures. Our sequential quarterly Products gross margin percentage was essentially flat as planned list price reductions and sales discounting actions were offset by cost reductions. Sequentially, Services gross margin decreased by 2.2 percentage points primarily due to the decrease in revenue partially offset by cost reductions and productivity measures.

During the third quarter and first nine months of fiscal 2005, we adjusted our foreign subsidiaries’ tax provisions in certain countries. As a result, our consolidated results of operations were favorably impacted by a net beneficial correction of $22 million related to adjustments to the valuation allowance on certain deferred tax assets and foreign tax provisions (see Income Taxes). These adjustments are immaterial both individually and in the aggregate to our results of operations and financial condition for the affected periods. Our financial results for the third quarter and first nine months of fiscal year 2005 also included a favorable impact of $54 million in additional settlement income from Microsoft (included in Interest and Other Income, net), and a benefit of $69 million related to the impact of a change in the U.S.-Dutch withholding tax treaty.

During the first nine months of fiscal 2005, our operating activities provided cash flows of $174 million. At March 27, 2005 we had a total cash, cash equivalents and marketable debt securities position of approximately $7.4 billion.

Subsequent to the announcement of our preliminary third quarter and first nine months of fiscal 2005 results on April 14, 2005, we obtained additional information that required us to reduce our previously announced net loss by approximately $6 million as a result of certain adjustments that are reflected in our condensed consolidated financial statements.

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

We believe there have been no significant changes during the three and nine months ended March 27, 2005 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

RESULTS OF OPERATIONS

Net Revenues

(dollars in millions, except revenue per employee dollars in thousands)

	Three Months Ended		Change	Nine Months Ended		Change
	March 27, 2005	March 28, 2004		March 27, 2005	March 28, 2004
Computer Systems products	$1,391	$1,365	1.9%	$4,250	$4,215	0.8%
Network Storage products	292	346	(15.6)%	949	1,074	(11.6)%

Products net revenue	$1,683	$1,711	(1.6)%	$5,199	$5,289	(1.7)%
Percentage of total net revenues	64.1%	64.5%		64.2%	65.5%
Support services	$734	$731	0.4%	$2,253	$2,207	2.1%
Client solutions and Knowledge services	210	209	0.5%	644	579	11.2%

Services net revenue	$944	$940	0.4%	$2,897	$2,786	4.0%
Percentage of total net revenues	35.9%	35.5%		35.8%	34.5%
Total net revenues	$2,627	$2,651	(0.9)%	$8,096	$8,075	0.3%

Revenue per employee(1)	$82	$74	10.8%	$248	$225	10.2%

	March 27, 2005	March 28, 2004
Services contract penetration rate(2)	49.5%	42.7%	6.8	pts

(1)	Revenue per employee is calculated by dividing the revenue during the period, by the average number of employees during the period, including contractors. We use this as a measure of our productivity.
(2)	The services contract penetration rate is calculated by dividing the number of systems under a Support service contract by the installed base. Systems under a Support service contract represent the total number of systems under an active Support service contract as of the last day of a fiscal quarter. Installed base is defined as the total number of units in active use which is calculated by dividing the number of units shipped, by our estimate of the product’s useful life. These estimates range between three and five years, varying by product, and are a function of system type, product complexity, degree of self-support attributes, the level of criticality to a customer and the average selling price. The services contract penetration rate is a key measure we use to assess the performance of the Support services business as it measures our ability to capture an ongoing revenue stream from the Computer Systems and Network Storage products we sell.

Due to the generally weakened U.S. dollar during the third quarter and first nine months of fiscal 2005 as compared with the corresponding periods of fiscal 2004, our total net revenues were favorably impacted by foreign currency exchange rates. The net foreign currency impact to our total net revenues is difficult to precisely measure. However, our best estimate of the foreign exchange benefit during the first nine months of fiscal 2005 as compared with the corresponding period of fiscal 2004, approximated a benefit of 2% of Products net revenue and a benefit of 4% of Services net revenue. Our best estimate of the foreign exchange benefit during the third quarter of fiscal 2005 as compared with the third quarter of fiscal 2004, approximated a benefit of 2% of Products net revenue and a benefit of 3% of Services net revenue.

Products Net Revenue

Products net revenue consists of revenue generated from the sale of Computer Systems and Network Storage products.

During the third quarter and first nine months of fiscal 2005 as compared with the corresponding periods of fiscal 2004, Computer Systems revenue increased primarily due to increased unit sales of entry level servers, which included servers running on our SPARC and AMD’s OpteronTM x86 processors, and NetraTM servers. The increases in Computer Systems revenue were partially offset by reduced sales of data center servers in the same periods, which were adversely affected by intense competition and a continuing market shift in overall computer system demand toward the use of enterprise and entry level servers. Additionally, during the third quarter of fiscal 2005 as compared with the corresponding period of fiscal 2004, Computer systems revenue was favorably impacted by increased unit sales of certain enterprise servers. During the third quarter and first nine months of fiscal 2005 as compared with the corresponding periods of fiscal 2004, Network Storage revenue decreased due to reduced sales of mid-range and data center storage systems and low-end storage components, partially offset by increased unit sales of entry level storage systems.

Services Net Revenue

Services net revenue consists of revenue generated from Support services, Client solutions and Knowledge services.

Support services revenue consists primarily of maintenance contract revenue, which is recognized ratably over the contractual period. During the third quarter and first nine months of fiscal 2005 as compared with the corresponding periods in fiscal 2004, Support services net revenue increased due to the benefit of foreign exchange and an increase in the number of systems under a Support services contract. These increases were substantially offset by competitive pricing pressures. We believe the increase in the number of systems under a Support services contract is primarily due to our continuing emphasis on our solution-based selling strategy, which includes Support services as an essential element of a sale. The 6.8 percentage point increase in the services contract penetration rate is due to a continued increase in the systems under contract and a decrease in the estimate of the number of active systems that comprise the installed base.

Client solutions and Knowledge services revenue consists primarily of revenue generated from professional services such as technical consulting that helps our customers plan, implement, and manage distributed network computing environments. The overall increase in Client solutions and Knowledge services revenues during the third quarter and first nine months of fiscal 2005 as compared with the corresponding periods in fiscal 2004 was due to increased professional services-related revenues in both periods. These increases were primarily due to the success of our solution-based selling strategy internationally, particularly in EMEA.

Net Revenues by Geographic Area

(dollars in millions)

	Three Months Ended		Change	Nine Months Ended		Change
	March 27, 2005	March 28, 2004		March 27, 2005	March 28, 2004
United States (U.S.)	$982	$1,037	(5.3)%	$3,217	$3,413	(5.7)%
Percentage of total net revenues	37.4%	39.1%		39.7%	42.3%

Americas-Other (Canada and Latin America)	$144	$136	5.9%	$418	$404	3.5%
Percentage of total net revenues	5.5%	5.1%		5.2%	5.0%
EMEA (Europe, Middle East and Africa)	$1,009	$1,002	0.7%	$3,019	$2,856	5.7%
Percentage of total net revenues	38.4%	37.8%		37.3%	35.4%
APAC (Asia, Australia and New Zealand)	$492	$476	3.4%	$1,442	$1,402	2.9%
Percentage of total net revenues	18.7%	18.0%		17.8%	17.3%
Total International revenues	$1,645	$1,614	1.9%	$4,879	$4,662	4.7%
Percentage of total net revenues	62.6%	60.9%		60.3%	57.7%

Total net revenues	$2,627	$2,651	(0.9)%	$8,096	$8,075	0.3%

United States (U.S.)

Net revenues in the U.S. declined during the third quarter and first nine months of fiscal 2005 as compared with the corresponding periods of fiscal 2004 primarily due to a decrease in products net revenue. In the U.S., our sales mix has traditionally included a higher proportion of product sales, which has contributed to the challenge in growing revenue in this geographic market as we continue to experience intense competitive pressures, especially in selling our high-end server products in certain key sectors. In the government sector, we continue to experience intense competition and reduced spending in certain areas which have traditionally been sources of relative competitive strength. During the first nine months of fiscal 2005, increased merger and acquisition activity in the telecommunication sector was correlated to reduced customer spending patterns in key accounts. Partially offsetting the decline in net revenue from the government and telecommunications sectors during the first nine months of fiscal 2005, was year over year growth in purchases from our Wall Street customer base.

The following table sets forth net revenues in those geographic markets that contributed significantly to changes in international net revenues during the third quarter and first nine months of fiscal 2005 (dollars in millions):

	Three Months Ended		Change	Nine Months Ended		Change
	March 27, 2005	March 28, 2004		March 27, 2005	March 28, 2004
United Kingdom (UK)	$237	$255	(7.1)%	$752	$668	12.6%
Germany(1)	$213	$198	7.6%	$632	$600	5.3%
Japan	$199	$207	(3.9)%	$572	$584	(2.1)%
Central and Northern Europe (CNE)	$184	$166	10.8%	$517	$499	3.6%

(1)	Beginning in the second quarter of fiscal 2005, all periods presented have been adjusted to exclude Austria from the Germany geographic market.

United Kingdom (UK)

During the third quarter of fiscal 2005 as compared with the corresponding period of fiscal 2004, net revenues in the UK decreased due to a lengthening of the sales cycle and a continuing market shift in overall computer system demand towards the usage of enterprise and entry level servers. During the third quarter and first nine months of fiscal 2005 as compared with the corresponding periods of fiscal 2004, Support services and Client solutions revenues increased due in part to solution-based selling. Our revenue mix in the UK has included a higher proportion of services revenues when compared to other geographic markets such as the U.S. and Japan, which has contributed to our overall revenue growth in this geographic market on a nine-month basis. The government sector primarily contributed to the increase in revenue during the first nine months of fiscal 2005, as compared with the corresponding period of fiscal 2004, including $62 million of revenue recognized in the first quarter of fiscal 2005, which was related to the first phase of a multi-year solution-based sale to a health care services provider.

Germany

During the third quarter and first nine months of fiscal 2005 as compared with the corresponding periods of fiscal 2004, net revenues in Germany increased due to the benefit of foreign exchange and a moderate increase in third quarter Products net revenue associated with increased sales of entry level and enterprise servers. Total net revenues in Germany have been impacted by intense competition, the weak demand for our data center servers, and a challenging macroeconomic environment. Despite these challenges, the government sector remained a source of overall revenue strength during the third quarter and first nine months of fiscal 2005.

Japan

During the third quarter and first nine months of fiscal 2005 as compared with the corresponding periods of fiscal 2004, net revenues in Japan decreased primarily due to a decrease in Products net revenue, partially offset by a slight increase in Support services revenue and the benefit of foreign exchange. The decrease in Products net revenue in Japan is primarily a result of the implementation of the initial elements of our broad-based strategic alliance with Fujitsu. Irrespective of the impact of this alliance, we believe our actions to adjust to the intense competitive business environment have contributed towards stabilization of this geographic market’s revenue.

Central and Northern Europe (CNE)

During the third quarter and first nine months of fiscal 2005 as compared with the corresponding periods of fiscal 2004, net revenues in CNE increased primarily due to increases in both Products and Client solutions revenues. Year over year revenue growth occurred in a variety of sectors and across the majority of products and services categories and, we believe in part, can be attributed to the success of our solution sales approach.

Gross Margin

(dollars in millions)

	Three Months Ended		Change		Nine Months Ended		Change
	March 27, 2005	March 28, 2004			March 27, 2005	March 28, 2004
Products gross margin	$708	$731	(3.1)%		$2,155	$2,237	(3.7)%
Percentage of products net revenue	42.1%	42.7%	(0.6	)pts	41.5%	42.3%	(0.8	)pts
Services gross margin	$379	$337	12.5%		$1,203	$1,055	14.0%
Percentage of services net revenue	40.1%	35.9%	4.2	pts	41.5%	37.9%	3.6	pts
Total gross margin	$1,087	$1,068	1.8%		$3,358	$3,292	2.0%
Percentage of total net revenues	41.4%	40.3%	1.1	pts	41.5%	40.8%	0.7	pts

Products Gross Margin

Products gross margin percentage is influenced by numerous factors including product volume and mix, pricing, geographic mix, foreign currency exchange rates, the mix between sales to resellers and end-users, third-party costs (including both raw material and manufacturing costs), warranty costs and charges related to excess and obsolete inventory. Many of these factors influence, or are interrelated with, other factors. As a result, it is difficult to precisely quantify the impact of each item individually. Accordingly, the following quantification of the reasons for the change in the products gross margin percentage is an estimate only.

During the third quarter of fiscal 2005 as compared with the corresponding period of fiscal 2004, our products gross margin percentage decreased by 0.6 percentage point due to planned list price reductions and sales discounting actions of approximately 4 percentage points and changes in product mix to a greater proportion of lower margin products of approximately 1 percentage point. Offsetting these decreases were cost reductions due to supply chain restructuring, product cost engineering and continued use of dynamic bidding events which collectively benefited gross margin by approximately 4 percentage points.

During the first nine months of fiscal 2005 as compared with the corresponding period of fiscal 2004, our products gross margin percentage decreased by 0.8 percentage points due to: (1) planned list price reductions and sales discounting actions of approximately 4 percentage points; (2) the adverse impact of the first quarter’s classification of the Kodak litigation settlement as a cost of product sales of approximately 1 percentage point; and (3) changes in product mix to a greater proportion of lower margin products of approximately 1 percentage point. Offsetting these decreases were cost reductions due to supply chain restructuring, product cost engineering and continued use of dynamic bidding events which benefited gross margin by approximately 5 percentage points.

Services Gross Margin

Services gross margin percentage is influenced by numerous factors including services mix, pricing, geographic mix, foreign currency exchange rates and third-party costs. Many of these factors influence, or are interrelated with, other factors. As a result, it is difficult to precisely quantify the impact of each item individually. Accordingly, the following quantification of the reasons for the change in the services gross margin percentage is an estimate only.

During the third quarter of fiscal 2005 as compared with the corresponding period of fiscal 2004, our services gross margin increased by 4.2 percentage points due to: (1) costs savings associated with our workforce reductions of approximately 2 percentage points; and (2) cost savings associated with delivery efficiencies of approximately 2 percentage points.

During the first nine months of fiscal 2005 as compared with the corresponding period of fiscal 2004, our services gross margin increased by 3.6 percentage points due to: (1) revenue volume efficiencies of approximately 3 percentage points; and (2) costs savings associated with our workforce reductions of approximately 2 percentage points. These increases were partially offset by the negative impact of increased costs associated with a shift in product mix to solution-based sales of approximately 1 percentage point.

Operating Expenses

(dollars in millions)

	Three Months Ended			Nine Months Ended
	March 27, 2005	March 28, 2004	Change	March 27, 2005	March 28, 2004	Change
Research and development	$450	$470	(4.3)%	$1,313	$1,408	(6.7)%
Percentage of total net revenues	17.1%	17.7%		16.2%	17.4%
Selling, general and administrative	$732	$842	(13.1)%	$2,128	$2,468	(13.8)%
Percentage of total net revenues	27.9%	31.8%		26.3%	30.6%
Restructuring charges	$44	$203	(78.3)%	$176	$194	(9.3)%
Percentage of total net revenues	1.7%	7.7%		2.2%	2.4%
Purchased in-process research and development	$—	$—	N/M *	$—	$1	N/M *
Percentage of total net revenues	—%	—%		—%	0.0%
Total operating expenses	$1,226	$1,515	(19.1)%	$3,617	$4,071	(11.2)%

*	Not meaningful

Research and Development (R&D) Expenses

R&D expenses decreased by $20 million during the third quarter of fiscal 2005 as compared with the corresponding period of fiscal 2004 primarily due to $35 million in cost savings associated with workforce reductions. This decrease was partially offset by a $20 million increase in compensation costs associated with salaries and bonuses.

R&D expenses decreased by $95 million during the first nine months of fiscal 2005 as compared with the corresponding period of fiscal 2004 primarily due to: (1) $102 million in cost savings associated with workforce reductions; (2) $39 million in cost savings associated with discretionary and outside services spending; and (3) a $20 million reduction of depreciation and amortization and payroll related savings due to fewer days in the first nine months of fiscal 2005. These decreases were partially offset by a $54 million increase in compensation costs associated with salaries and bonuses and a $27 million increase in compensation and other costs associated with current and previous acquisitions.

We believe that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems, software, and microprocessor development, as well as continue to enhance existing products.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses decreased by $110 million during the third quarter of fiscal 2005 as compared with the corresponding period of fiscal 2004 primarily due to: (1) $68 million in cost savings associated with workforce reductions; (2) $28 million in reductions in legal costs; (3) $17 million in occupancy cost savings associated with facilities exit actions; and (4) a $12 million reduction of depreciation, amortization and marketing related costs. These decreases were partially offset by a $28 million increase in compensation costs associated with salaries and bonuses.

SG&A expenses decreased by $340 million during the first nine months of fiscal 2005 as compared with the corresponding period of fiscal 2004 primarily due to: (1) $195 million in cost savings associated with workforce reductions and rebalancing efforts; (2) $71 million in occupancy cost savings associated with facilities exit actions; (3) $50 million in reductions in legal costs; (4) $29 million reduction of depreciation and amortization; (5) $24 million in reductions in marketing related costs; and (6) a $25 million in payroll related savings related to fewer payroll days in the first nine months of fiscal 2005 and commissions. These decreases were partially offset by a $70 million increase in compensation costs associated with salaries and bonuses.

We are continuing to focus our efforts on achieving additional operating efficiencies by reviewing and improving upon our existing business processes and cost structure.

Restructuring Charges and Workforce Rebalancing Efforts

Fiscal 2004 Restructuring Plan

In March 2004, our Board of Directors and management approved a plan to reduce our cost structure and improve operating efficiencies by reducing our workforce, exiting facilities, and implementing productivity improvement initiatives and expense reduction measures (Fiscal 2004 Restructuring Plan). This plan included reducing our workforce by at least 3,300 employees across all levels, business functions, operating units, and geographic regions. Through the end of the third quarter of fiscal 2005, we reduced our workforce by approximately 3,700 employees under this plan. This plan also included eliminating excess facility capacity in light of revised facility requirements and other actions. In accordance with SFAS No. 112, “Employers’ Accounting for Post Employment Benefits” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), in the third quarter and first nine months of fiscal 2005 we recognized a total of $40 million and $175 million, respectively, in charges associated with the Fiscal 2004 Restructuring Plan, consisting of $29 million and $68 million, respectively, in workforce reduction charges and $11 million and $107 million, respectively, in excess facility charges.

While we have substantially completed our Fiscal 2004 Restructuring Plan, we may record additional charges related to our workforce and facilities reductions over the next several quarters, the timing of which will depend upon the timing of notification of the remaining employees leaving Sun as determined by local employment laws and as we continue to exit facilities. Certain costs related to the facilities reductions that do not meet the initial recognition criteria of SFAS 146 will be expensed as they are incurred and will be reflected as restructuring charges in our Consolidated Statements of Operations.

In addition, we anticipate incurring additional charges associated with productivity improvement initiatives and expense reduction measures. The total amount and timing of these charges will depend upon the nature, timing, and extent of these future actions.

Fiscal 2003 Restructuring Plan, Fiscal 2002 Restructuring Plan and Fiscal 2001 Facility Exit Plan

We committed to restructuring plans in fiscal 2003 and 2002 (Fiscal 2003 Restructuring Plan and Fiscal 2002 Restructuring Plan, respectively) and a facility exit plan in fiscal 2001 (Fiscal 2001 Facility Exit Plan). We recorded initial restructuring charges in fiscal 2003, 2002 and 2001 based on assumptions and related estimates that we deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to the uncertainty of the commercial real estate markets in certain geographies, and the final settlement of certain lease obligations, we have made appropriate adjustments to the initial restructuring charges.

The following table sets forth an analysis of the restructuring accrual activity for the nine months ended March 27, 2005 (in millions):

	Fiscal 2004 Restructuring Plan		Fiscal 2003 Restructuring Plan		Fiscal 2002 Restructuring Plan	Fiscal 2001 Facility Exit Plan
	Severance and Benefits	Facilities Related and Other	Severance and Benefits	Facilities Related	Facilities Related	Facilities Related	Total
Balance as of June 30, 2004	$166	$88	$1	$90	$153	$45	$543
Severance and benefits	61	—	—	—	—	—	61
Lease costs	—	94	—	—	—	—	94
Property and equipment impairment	—	13	—	—	—	—	13
Provision adjustments	7	—	—	1	1	(1)	8

Total restructuring charges	68	107	—	1	1	(1)	176
Cash paid	(174)	(35)	(1)	(16)	(23)	(13)	(262)
Non-cash	—	(12)	—	—	—	—	(12)

Balance as of March 27, 2005	$60	$148	$—	$75	$131	$31	$445

Our accrued liability for all four plans was net of approximately $105 million of estimated sublease income to be generated from sublease contracts not yet negotiated. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties. The amounts we have accrued represent our best estimate of the obligations we expect to incur in connection with these plans, and could be subject to change. Adjustments may be required as conditions and facts change throughout the implementation period.

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. Our accrual as of March 27, 2005 for facility related lease obligations (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2018. As of March 27, 2005, $158 million of the $445 million accrual was classified as current and the remaining $287 million was classified as non-current.

The above restructuring charges are based on estimates that are subject to change. Changes to the previous estimates have been reflected as “Provision adjustments” in the above table in the period the changes in estimates were made.

Workforce Rebalancing Efforts

Prior to the initiation of our Fiscal 2004 Restructuring Plan, we had initiated certain workforce rebalancing efforts during the first six months of fiscal 2004. As a result, we incurred $55 million of separation costs during this period. Approximately $3 million, $14 million, and $38 million of these separation costs were included in cost of sales, research and development and selling, general and administrative expenses, respectively. During fiscal 2004 and the first nine months of fiscal 2005, we paid $54 million and $1 million, respectively.

Gain (Loss) on Equity Investments

(dollars in millions)

	Three Months Ended			Nine Months Ended
	March 27, 2005	March 28, 2004	Change	March 27, 2005	March 28, 2004	Change
Gain (loss) on equity investments, net	$2	$3	(33.3)%	$7	$(58)	N/M	*

*	Not meaningful

In the third quarter of fiscal 2005 and first nine months of fiscal 2005 and 2004, our gain (loss) on equity investments, net was favorably impacted by gains on the sale of certain equity investments of $5 million, $17 million and $12 million, respectively. Our portfolio primarily consists of investments in publicly traded and privately-held technology companies. These gains were partially offset by declining equity and warrant valuations in the technology sectors in which we have invested. The loss on equity investments in the first nine months of fiscal 2004 was primarily related to a decline in the value of our portfolio that was considered other than temporary.

As of March 27, 2005, our equity investment portfolio of $69 million consisted of $13 million in marketable equity securities, $39 million in equity investments in privately-held companies and $17 million in investments in venture capital funds and joint ventures. The ongoing valuation of our investment portfolio remains uncertain and may be subject to fluctuations based on whether we participate in additional investment activity or as a result of the occurrence of events outside of our control.

Interest and Other Income, net

(dollars in millions)

	Three Months Ended				Nine Months Ended
	March 27, 2005	March 28, 2004	Change		March 27, 2005	March 28, 2004	Change
Interest and other income, net	$91	$23	NM	*	$155	$64	N/M	*
Percentage of total net revenues	3.5%	0.9%			1.9%	0.8%

*	Not meaningful

In the third quarter and first nine months of fiscal 2005 as compared with the corresponding periods of fiscal 2004, interest and other income, net, increased $68 million and $91 million, respectively. These increases were due to $54 million received from Microsoft in the third quarter of fiscal 2005 associated with a limited patent covenant and standstill agreement under which Microsoft, by making a payment to Sun, can annually elect to be released from all liabilities to Sun for patent infringement that may have accrued during the previous twelve month period ended in March. These increases were also due to higher cash and marketable debt securities balances, partially offset by higher realized losses on the sale of certain marketable debt securities.

At March 27, 2005, the average duration of our portfolio of marketable debt securities decreased to 0.81 year from 0.85 year at March 28, 2004. In general, we would expect the volatility of this portfolio to decrease as its duration decreases.

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

Income Taxes

(dollars in millions)

	Three Months Ended				Nine Months Ended
	March 27, 2005	March 28, 2004	Change		March 27, 2005	March 28, 2004	Change
Provision (benefit) for income taxes	$(43)	$339	NM	*	$35	$398	(91.2)%

*	Not meaningful

For the third quarter and first nine months of fiscal 2005, we recorded an income tax benefit of $43 million and an income tax provision of $35 million, respectively, as compared with an income tax provision of $339 million and $398 million for the corresponding periods of fiscal 2004. These tax provisions (benefit) were recorded for taxes due on income generated in certain state and foreign tax jurisdictions and also include adjustments for the difference between estimated amounts recorded and actual liabilities resulting from the filing of prior years’ tax returns.

During the third quarter of fiscal 2005, we recorded a tax benefit of $69 million resulting from actions taken in response to the 2004 Protocol to the 1992 Income Tax Convention between the U.S. and the Netherlands, which became effective during the third quarter of fiscal 2005. These actions resulted in a reduction of Dutch withholding taxes previously provided on undistributed foreign earnings, which were not permanently invested outside of the United States.

Additionally, during the third quarter of fiscal 2005, we adjusted our foreign subsidiaries’ tax provisions in certain countries. As a result, we recorded a net beneficial correction of $22 million associated with certain tax adjustments related to prior periods. These adjustments included a tax provision of $12 million relating to the difference between estimated amounts recorded and actual liabilities resulting from the completion of tax filings for fiscal 2003 and 2004, and a tax benefit from a reduction in the deferred tax valuation allowance of $34 million relating to certain foreign deferred tax assets that were generated through June 30, 2003. These adjustments are immaterial both individually and in the aggregate to our results of operations and financial condition for the affected periods.

We currently have provided a full valuation allowance on our U.S. deferred tax assets and a full or partial valuation allowance on certain overseas deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance. Likewise, the occurrence of negative evidence with respect to our foreign deferred tax assets could result in an increase to the valuation allowance. Our income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to our valuation allowance.

Our future effective tax rate will be calculated based on the statutory tax rate imposed on projected annual taxable income or loss in various jurisdictions and will be affected by changes in valuation allowance.

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

Information with respect to stock option and stock purchase rights activity for the nine months ended March 27, 2005, is as follows (in millions, except per share amounts):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2004	256	603	$12.85
Grants and assumptions	(73)	73	$3.87
Exercises	—	(27)	$2.71
Cancellations	75	(77)	$14.59

Balance at March 27, 2005	258	572	$11.95

The following table summarizes significant ranges of outstanding and exercisable options at March 27, 2005 (shares and aggregate intrinsic value in millions):

	Outstanding Options					Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Potential Dilution Percentage	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Potential Dilution Percentage
$0.01 - $4.03	153	6.0	$3.56	$72	4.5%	46	$3.34	$32	1.4%
$4.04 - $5.01	117	6.4	4.23	—	3.5%	26	4.28	—	0.8%
$5.02 - $10.00	125	3.5	7.32	—	3.7%	94	7.03	—	2.8%
$10.01 - $15.00	36	3.2	12.61	—	1.1%	32	12.63	—	0.9%
$15.01 - $20.00	68	3.7	17.93	—	2.0%	49	17.77	—	1.4%
$20.01 - $40.00	38	3.1	38.10	—	1.1%	32	37.79	—	0.9%
$40.01 - $201.02	35	3.3	49.90	—	1.0%	30	49.64	—	0.9%

	572	4.7	$11.95	$72	16.9%	309	$15.91	$32	9.1%

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Sun’s closing stock price of $4.03 on March 24, 2005 (last trading day of our third quarter of fiscal 2005), and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 27, 2005. This amount changes based on the fair market value of Sun’s stock.

The potential dilution percentage is computed by dividing the options in the related range of exercise prices by the shares of common stock issued, adjusted for treasury stock, as of March 27, 2005 (3,381 million shares) and does not reflect the potential proceeds from the exercise price of the options.

The 572 million options outstanding will vest as follows (in millions):

	Q3’05 and prior	Remainder of 2005	2006	2007	2008	2009	2010	Total
Number of Options	309	26	79	65	49	31	13	572

On April 28, 2005, our Board of Directors approved the acceleration of vesting of certain unvested and “out-of-money” stock options with exercise prices equal to or greater than $6.00 per share previously awarded to our employees, including our executive officers and directors, under our equity compensation plans. The acceleration of vesting will be effective for stock options outstanding as of May 30, 2005. Options to purchase approximately 45 million shares of common stock or 18% of our outstanding unvested options are subject to the acceleration. The weighted average exercise price of the options subject to the acceleration is $14.85. The purpose of the acceleration is to enable us to avoid recognizing compensation expense associated with these options in future periods in our Consolidated Statements of Operations upon adoption of SFAS 123R in July 2005. We also believe that because the options to be accelerated have exercise prices in excess of the current market value of our common stock, the options have limited economic value and are not fully achieving their original objective of incentive compensation and employee retention. The pre-tax charge to be avoided amounts to approximately $400 million over the course of the original vesting periods, which, on average, is approximately 1.5 years from the effective date of acceleration.

Equity Compensation Plan Information

A summary of our stockholder approved and non-approved equity compensation plans as of March 27, 2005 is as follows (in millions, except exercise price amounts):

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (in dollars)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (excluding ESPP)	551	$12.18	229
Equity compensation plans not approved by security holders (excluding ESPP)(1)	21	$5.78	29

Total (excluding ESPP)	572	$11.95	258

Equity compensation plans approved by security holders (ESPP only)	N/A	N/A	150
Equity compensation plans not approved by security holders (ESPP only)	N/A	N/A	N/A

Total (ESPP only)	N/A	N/A	150

All Plans	572	$11.95	408

(1)	Includes assumed plans from acquisitions as well as our Equity Compensation Acquisition Plan for initial options, granted to employees, acquired through acquisitions.

Options Granted During the Nine Months Ended March 27, 2005 to the Most Highly Compensated Executive Officers Named in Our Most Recent Proxy Statement (2)

Name	Number of Options Granted	Weighted Average Exercise Price
Scott G. McNealy	1,250,000	$3.79
Jonathan I. Schwartz	800,000	$3.79
Crawford W. Beveridge	400,000	$3.79
Stephen T. McGowan	400,000	$3.79
Gregory M. Papadopoulos	400,000	$3.79
David Yen(1)	600,000	$3.90

(1)	Mr. Yen ceased being an Executive Officer of the Company effective June 29, 2004.
(2)	Not included in the table above is Mr. Mark Tolliver who ceased being an Executive Officer of the Company effective April 15, 2004 and resigned from the Company effective September 30, 2004. Mr. Tolliver had no options granted during the nine months ended March 27, 2005.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

(dollars in millions)

	March 27, 2005	June 30, 2004	Change
Cash and cash equivalents	$1,534	$2,141	$(607)
Marketable debt securities	5,823	5,467	356

Total cash, cash equivalents and marketable debt securities	$7,357	$7,608	$(251)

Percentage of total assets	52.9%	52.5%	0.4	pts

	Nine Months Ended		Change
	March 27, 2005	March 28, 2004
Cash provided by operating activities	$174	$54	$120
Cash used in investing activities	$(663)	$(707)	$44
Cash provided by (used in) financing activities	$(118)	$144	$(262)

Net decrease in cash and cash equivalents	$(607)	$(509)	$(98)

Changes in Cash Flow

During the first nine months of fiscal 2005, our operating activities generated cash flows of $174 million, which is $120 million higher than the cash flows provided by operating activities during the first nine months of fiscal 2004. Cash provided by operating activities during the first nine months of fiscal 2005 was primarily the result of a $319 million decrease in accounts receivable and a $496 million non-cash add back of depreciation and amortization expense to our net loss of $132 million. These increases in cash flow were partially offset by a $226 million increase in prepaid expenses and other current assets, which is due in part to a $180 million prepayment to the Internal Revenue Service related to ongoing tax examinations, a $256 million decrease in deferred revenue and a $145 million decrease in accrued liabilities and other, which is due in part to $262 million paid towards severance and facilities restructuring liabilities. The reasons for certain changes in our working capital are discussed further in the cash conversion cycle section below. During the first nine months of fiscal 2005, our cash used in investing activities of $663 million was primarily attributable to: (1) purchases of marketable debt securities, partially offset by proceeds from sales and maturities of marketable debt securities and proceeds from sales of equity investments, net of $351 million, (2) capital purchases of $267 million, and (3) a business acquisition of $45 million. Cash used in financing activities of $118 million was primarily attributable to a $252 million principal payment of our Senior Notes and other borrowings outstanding in the first quarter of fiscal 2005, partially offset by $134 million of proceeds from the sale of common stock, net.

Cash Conversion Cycle

	March 27, 2005	June 30, 2004	Change
Days sales outstanding (DSO)(1)	69	68	(1)
Days of supply in inventory (DOS)(2)	23	22	(1)
Days payable outstanding (DPO)(3)	(63)	(50)	13

Cash conversion cycle	29	40	11

Inventory turns - products only	9.7	9.8	(0.1)

(1)	DSO measures the number of days it takes, based on a 90 day average, to turn our receivables into cash.
(2)	DOS measures the number of days it takes, based on a 90 day average, to sell our inventory.
(3)	DPO measures the number of days it takes, based on a 90 day average, to pay the balances of our accounts payable.

We ended the third quarter of fiscal 2005 with a cash conversion cycle of 29 days, an improvement of 11 days from June 30, 2004. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash for the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of days sales outstanding (DSO) added to days of supply in inventories (DOS), reduced by days payable outstanding (DPO). DSO worsened 1 day despite the $319 million decrease in net accounts receivable from June 30, 2004 due to reduced quarterly revenues and slightly reduced billing linearity throughout the third quarter of fiscal 2005. DOS worsened 1 day from June 30, 2004 due to a higher percentage of inventory to lower cost of sales. However, inventories decreased $76 million from June 30, 2004 and our products inventory turn rate remained relatively flat at 9.7 turns at March 27, 2005 from 9.8 turns at June 30, 2004. Inventory turns is annualized and represents the number of times product inventory is replenished during the year. Inventory management will continue to be an area of focus as we balance the need to maintain sufficient inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements. DPO improved 13 days and accounts payable increased $14 million from June 30, 2004 due to timing differences in payments to our supply chain.

Acquisitions

Our acquisition activities have historically addressed research and development, technology, and product development needs and opportunities with respect to our existing technology roadmap and product development plans. As a result, our past acquisitions have not typically been made to directly supplement revenue growth, and have not historically represented acquisitions of material revenue streams, although we may make such acquisitions in the future.

We made one acquisition during the first nine months of fiscal 2005. On January 10, 2005, we acquired SevenSpace Inc. (SevenSpace), a privately-held company based in Ashburn, Virginia, by means of a merger pursuant to which we paid approximately $46 million in cash for all of the outstanding shares of capital stock of SevenSpace. In addition, all outstanding options to purchase SevenSpace capital stock were exchanged for options to purchase our common stock. SevenSpace delivers remote system monitoring and management across heterogeneous environments, including enterprise applications, databases, operating systems, and network devices, and will enhance our managed services offerings by adding support for non-Sun platforms.

Stock Repurchases

From time to time, our Board of Directors approves common stock repurchase programs allowing management to repurchase shares of our common stock in the open market pursuant to price-based formulas. In February 2001, we announced our intention to acquire up to $1.5 billion of our outstanding common stock under a stock repurchase program authorized by our Board of Directors. Under the February 2001 program, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including our projected cash flow requirements, our return to sustained profitability and our share price. During the first nine months of fiscal 2005 and the fiscal year ended June 30, 2004, we did not repurchase common stock under our repurchase program. All prior repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. As of March 27, 2005, approximately $230 million of the $1.5 billion authorized, remains unused and available for repurchase.

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

In January 2005, our Board of Directors authorized our management to repurchase debt from time to time in partial or full tranches based on available cash and market conditions.

In addition, we have uncommitted lines of credit aggregating approximately $476 million and no amounts were drawn from these lines of credit as of March 27, 2005. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

Contractual Obligations

Through the normal course of our business, we purchase or place orders for the necessary components of our products from various suppliers and estimate that these contractual obligations at March 27, 2005 are between $535 million and $605 million. This range does not include contractual obligations recorded on the balance sheet as current liabilities. In addition, we have a contractual obligation under the terms of our strategic alliance with Fujitsu, whereby we have committed to buy Fujitsu products with a list price of $230 million within the first twelve months following full implementation of Sun’s distribution of Fujitsu products and approximately $265 million during the second twelve months following full implementation of Sun’s distribution of Fujitsu products, at a predetermined discount from list price, depending upon the type of product purchased. Contractual obligations for the purchase of goods or services are comprised of agreements that are enforceable and legally binding on Sun and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the appropriate timing of the transactions. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within a short time.

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

Sun performs an annual actuarial analysis to develop an estimate of amounts to be paid for both claims reported and potential losses on activities that have occurred but have not yet been reported. Loss accruals were $29 million and $27 million as of March 27, 2005 and June 30, 2004, respectively.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents in subsidiaries for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. Accordingly, in addition to the approximately $1.5 billion in cash and cash equivalents, at March 27, 2005 we have approximately $5.8 billion in marketable debt securities that are available for shorter-term requirements, such as future operating, financing and investing activities, for a total cash and marketable debt securities position of approximately $7.4 billion. However, at June 30, 2004, approximately $1.1 billion of this balance represents earnings generated from operations domiciled in foreign tax jurisdictions that are designated as permanently invested in the respective tax jurisdictions. Should we decide to repatriate these earnings, we could be required to accrue and pay additional taxes to repatriate these funds. We are currently reviewing the provisions of the American Jobs Creation Act of 2004, and have not completed our evaluation of its impact to Sun.

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

NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Effective April 27, 2005, the Audit Committee provided in its Audit Committee Charter a general policy of not approving non-audit services by our auditor. Our auditors, Ernst & Young LLP, currently perform the following non-audit services that have been pre-approved by our Audit Committee of the Board of Directors: expatriate tax and relocation services and international and U.S. tax planning and compliance services. We are in the process of transitioning these services from Ernst & Young LLP to other service providers.

Ernst & Young LLP has notified our Audit Committee of the Sun Board of Directors that certain non-audit work it performed in Saudi Arabia and Greece has raised questions regarding Ernst & Young LLP’s independence with respect to its performance of audit services.

From March 2002 through August 2004, Ernst & Young LLP’s affiliated firm in Saudi Arabia (Ernst & Young Saudi Arabia) performed certain tax compliance services. Ernst & Young Saudi Arabia paid corporate and social insurance payments on our behalf. Additionally, in June 2004, Ernst & Young LLP’s affiliated firm in Greece (Ernst & Young Greece) performed employee tax return services for certain employees in Greece. Ernst & Young Greece paid the relevant employee taxes on behalf of one Sun employee. The payment of these taxes involved the handling of Company tax-related funds. The payment services were discontinued by Ernst & Young Saudi Arabia and Ernst & Young Greece in September 2004 and June 2004, respectively. Neither Ernst & Young Saudi Arabia nor Ernst & Young Greece charged us for the payment services.

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

Our competitors are some of the largest, most successful companies in the world. They include International Business Machines Corporation (IBM), Hewlett-Packard Company (HP), EMC Corporation (EMC), Fujitsu Limited (Fujitsu) and the Fujitsu-Siemens joint venture. We also compete with systems manufacturers and resellers of systems based on microprocessors from Intel Corporation (Intel) and the Windows family of operating systems software from Microsoft Corporation (Microsoft). These competitors include Dell Inc. (Dell) and HP, in addition to Intel and Microsoft. Certain of these competitors compete aggressively on price and seek to maintain very low cost structures. Some of these competitors are seeking to increase their market share in the enterprise server market, which creates increased pressure, including pricing pressure, on our workstation and lower-end server product lines. In particular, we are seeing increased competition and pricing pressures from competitors offering systems running Linux software and other open source software. In addition, certain of our competitors, including IBM and HP, have financial and human resources that are substantially greater than ours, which increases the competitive pressures we face.

Customers make buying decisions based on many factors, including among other things, new product and service offerings and features; product performance and quality; availability and quality of support and other services; price; platform; interoperability with hardware and software of other vendors; quality; reliability, security features and availability of products; breadth of product line; ease of doing business; a vendor’s ability to adapt to customers’ changing requirements; responsiveness to shifts in the marketplace; business model (e.g., utility computing, subscription-based software usage, consolidation versus outsourcing); contractual terms and conditions; vendor reputation and vendor viability. As competition increases, each factor on which we compete becomes more important and the lack of competitive advantage with respect to one or more of these factors could lead to a loss of competitive position, resulting in fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability and loss of market share. We expect competitive pressure to remain intense.

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

In addition, one of our business strategies is to grow incremental revenue through recurring service models, such as subscriptions, leasing and pay-per-use. Under these recurring service models, we would recognize revenue for the contract incrementally over time or based upon usage rather than all at once upon the initial sale of a hardware or software product. However, if we increase our recurring service model base either while (1) not maintaining or increasing our point product sales; or (2) not growing them sufficiently to cover the decline in point product sales, we will incur a near-term reduction in our revenues, as revenues that ordinarily would have been recognized upon the initial sale of products will be deferred until future periods, which would have a material adverse effect on our revenues, gross margins and earnings.

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

Finding solutions to quality issues for our customers can be expensive and may result in additional warranty and other costs to Sun, reducing our operating results. For example, we can reserve for proactive product remediation, such as diagnosing and replacing components within systems in our installed base. In recent periods we have implemented new quality control measures intended to make it more likely that any quality issues are identified prior to product shipment. As a result of these measures, we may delay more product shipments in future periods as a result of the identification of quality issues or potential quality issues. There can be no assurance that future stop shipments will not have a material adverse effect on our revenues, operating results, cash flows from operations and financial condition. Delays in product shipments to our customers will delay revenue recognition and could adversely affect our revenues and reported results. If we are unable to fix identified errors or adequately address quality issues, our relationships with customers can be impaired, our reputation can suffer and we can lose customers or sales, which could have a material adverse effect on our revenues, operating results, cash flows from operations and financial condition.

Our international customers and operations subject us to a number of risks.

Currently more than half of our revenues come from international sales. In addition, a portion of our operations consists of manufacturing and sales activities outside of the U.S. Our ability to sell our products and conduct our operations internationally is subject to a number of risks. Local economic, political and labor conditions in each country could adversely affect demand for our products and services or disrupt our operations in these markets. We may also experience reduced intellectual property protection or longer and more challenging collection cycles as a result of different customary business practices in certain countries where we do business which could have a material adverse effect on our business operations and financial results. Currency fluctuations could also materially and adversely affect our business in a number of ways. Although we take steps to reduce or eliminate certain foreign currency exposures that can be identified or quantified, we may incur currency translation losses as a result of our international operations. Further, in the event that currency fluctuations cause our products to become more expensive in overseas markets in local currencies, there could be a reduction in demand for our products or we could lower our pricing in some or all of these markets resulting in reduced revenue and margins. Alternatively, a weakening dollar could result in greater costs to us for our overseas operations. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business in these jurisdictions. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs. In addition, we could be subject to regulations, fines and penalties for violations of import and export regulations. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices which violate such United States laws may be customary, will not take actions in violations of our policies. Such violations could result in penalties, including prohibiting us from exporting our products to one or more countries, and could materially and adversely affect our business.

Moreover, local laws and customs in many countries differ significantly from those in the United States. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the United States. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices which violate such United States laws may be customary, will not take actions in violations of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.

Failure to successfully implement our global resourcing activities could adversely affect our results of operations.

We continuously seek to make our cost structure more efficient and focus on our core strengths. We recently announced our intent to develop and implement a global resourcing strategy and operating model which includes outsourcing activities and is focused on increasing workforce flexibility and scalability, and improving overall competitiveness by leveraging external talent and skills worldwide. To the extent we rely on partners or third party service providers for the provision of key business process functions, we may incur increased business continuity risks. We may no longer be able to exercise control over some aspects of the future development, support or maintenance of outsourced operations and processes, including the internal controls associated with those outsourced business operations and processes, which could adversely affect our business. If we are unable to effectively develop and implement our resourcing strategy due to, among other things, data protection contractual or regulatory compliance issues, we may not realize cost structure efficiencies and our operating and financial results could be materially and adversely affected. In addition, if we are unable to effectively utilize or integrate and interoperate with external resources or if our partners or third party service providers experience business difficulties or are unable to provide business process services as anticipated, we may need to seek alternative service providers or resume providing such business processes internally, which could be costly and time consuming and have a material adverse material effect on our operating and financial results.

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

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction by jurisdiction basis. In determining future taxable income, we are responsible for the assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. Cumulative losses incurred in the U.S. and certain foreign jurisdictions in recent years and insufficient forecasted future taxable income in certain other foreign jurisdictions represented sufficient negative evidence to require full and partial valuation allowances in these jurisdictions. We have established a valuation allowance against the deferred tax assets in these jurisdictions, which will remain until sufficient positive evidence exists to support reversal. Future reversals or increases to our valuation allowance could have a significant impact on our future earnings.

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

Sales to General Electric Company (GE) and its subsidiaries in the aggregate accounted for approximately 14%, 11% and 12% of our fiscal 2004, 2003 and 2002 net revenues, respectively. More than 90% of the revenue attributed to GE was generated through GE subsidiaries acting as either a reseller or financier of our products. The vast majority of this revenue is from a single GE subsidiary, comprising 11%, 9% and 8% of net revenues in fiscal 2004, 2003 and 2002, respectively. This GE subsidiary acts as a distributor of our products to resellers who in turn sell those products to end users. No other customer accounted for more than 10% of net revenues. The revenues from GE are generated in the Product Group and Sun Services segments.

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

Our channel partners include distributors, original equipment manufacturers (OEMs), independent software vendors (ISVs), system integrators, service providers and resellers. We have recently seen an increase in revenues via our reseller channel. We face ongoing business risks due to our reliance on our channel partners to maintain customer relationships and create customer demand with customers where we have no direct relationships. Should the effectiveness of our channel partners decline, we face risk of declining demand which could affect our results of operations.

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

Three credit rating agencies follow Sun. Fitch Ratings and Moody’s Investor Services, have rated us BBB- and Baa3, respectively, which are investment grade ratings. Standard & Poor’s has assigned us a long-term non-investment grade rating of BB+ and a short-term investment-grade rating of A-3. Fitch Ratings and Standard &Poor’s have placed us on stable outlook while Moody’s Investor Services has placed us on negative outlook. These ratings reflect those credit agencies’ expectations that the intense competitive environment facing Sun in its core markets will continue to challenge Sun’s revenue and profitability, at least over the near term. If we were to be downgraded by these ratings agencies, such downgrades could increase our costs of obtaining, or make it more difficult to obtain or issue, new debt financing. In addition, downgrades could affect our interest rate swap agreements that we use to modify the interest characteristics of any new debt. Any of these events could materially and adversely affect our business and financial condition.

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

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Sun. The FASB has issued changes to U.S. GAAP that will require us to record a charge to earnings for new and unvested employee stock option grants beginning on July 1, 2005. This regulation will negatively impact our earnings. For example, recording a charge for employee stock options under SFAS 123, “Accounting for Stock-Based Compensation” would have our increased net loss by $818 million, $555 million and $647 million for fiscal 2004, 2003 and 2002, respectively. See also Note 2 to the Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies: Stock Options Plans and Recent Pronouncements. In addition, new regulations implemented by The Nasdaq National Market requiring shareholder approval for all stock option plans, as well as new regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

We face costs and risks associated with compliance with Section 404 of the Sarbanes-Oxley Act.

We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As a result, we are incurring additional expenses and a diversion of management’s time. While we currently anticipate completion of testing and evaluation of our internal controls over financial reporting with respect to the requirements of Section 404 of the Sarbanes-Oxley Act in a timely fashion, because the applicable requirements are complex and time-consuming, there can be no assurance that we will be able to accomplish this. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to harm to our reputation and/or investigation by regulatory authorities. Any such action could adversely affect our financial results and/or the market price of our common stock.

Audits of our business records and/or failure to comply with contractual obligations may result in significant penalties.

We offer terms to some of our distributors and other customers that, in some cases, include complex provisions for pricing, data protection and other terms. In connection with such contracts, we are in some cases required to allow the customer to audit certain of our records to verify compliance with these terms. In particular, government agency customers audit and investigate government contractors, including us. These agencies review our performance under the applicable contracts as well as compliance with applicable laws, regulations and standards. The government also may review the adequacy of, and our compliance with, contractual obligations, our internal control systems and policies, including our purchasing, property, estimating, compensation, management information systems and data protection requirements. If an audit uncovers improper or illegal activities, we may be subject to penalties and other sanctions. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us. The General Services Administration is currently auditing the schedule contract it has with us.

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

In March 2004, our Board of Directors and management approved the Fiscal 2004 Restructuring Plan. Our ability to achieve the cost savings and operating efficiencies anticipated by the Fiscal 2004 Restructuring Plan is dependent on our ability to effectively implement the workforce and excess capacity reductions contemplated. If we are unable to implement these initiatives effectively, we may not achieve the level of cost savings and efficiency benefits expected for fiscal year 2005 and beyond.

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

FORWARD–LOOKING STATEMENTS

This quarterly report, including the foregoing sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements related to our beliefs with respect to critical accounting policies; that the increase in the number of systems under a Support services contract is primarily due to our continuing emphasis on our solution-based selling strategy, which includes Support services as an essential element of a sale; that we believe our actions to adjust to the intense competitive business environment have contributed towards stabilization of our revenue in Japan; that we believe our year over year revenue growth in Central and Northern Europe can be attributed, in part, to the success of our solution sales approach; that we believe that to maintain our competitive position characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems, software, and microprocessor development, as well as to continue to enhance existing products; that we are continuing our efforts on achieving additional operating efficiencies by reviewing and improving upon our existing business processes and cost structure; that we may record additional charges related to our workforce and facilities reductions over the next several quarters, the timing of which will depend upon the timing of notification of the remaining employees leaving Sun and as we continue to exit facilities; that we anticipate incurring additional charges associated with productivity improvement initiatives and expense reduction measures; our expectation that remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters; that we expect the volatility of our portfolio of marketable debt securities to decrease as its duration decreases; that we intend to maintain a full valuation allowance on our U.S. Deferred tax assets and a full or partial valuation allowance on certain overseas deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance; our beliefs with respect to the options to be accelerated; our belief that inventory management will continue to be an area of focus; our belief that our acquisition of SevenSpace will enhance our managed services offerings by adding support for non-Sun platforms; statements regarding our contractual obligations to Fujitsu; our long-term strategy to maintain a minimum amount of cash and cash equivalents in subsidiaries and to invest the remaining amount of cash in interest-bearing cash equivalents and highly liquid marketable debt securities; our expectations regarding the level of improvements of our cash conversion cycle; our estimate of total expenditures for capital investments and spares for fiscal 2005; our belief that the liquidity provided by existing cash, cash equivalents, marketable debt securities and cash generated from operations will provide sufficient capital to meet our requirements for at least the next 12 months; our belief that our level of financial resources is a significant competitive factor in our industry; our business strategy to implement of a solution-based selling approach; our belief that this strategy will enable us to increase our revenues and margins; our statement that we are seeing increasing competition and pricing pressures from competitors offering systems running Linux software and other open source software; our expectation that competitive pressures will remain intense; our strategy to continue the implementation of a solution-based selling approach that will enable us to increase our revenues and margins; our strategy to derive competitive advantage and a resulting enhancement of our gross margins from our investment in innovative new technologies; our strategy to sell new products in our entry-level server product line as part of overall systems; our business strategy to grow incremental revenue through recurring service models such as subscriptions, leasing and pay-per-use; our anticipation that the Advanced Product Line will ultimately replace a large proportion of our server product line; our intention to release our Solaris operating system to the open source development community as open source software; our intention to develop and implement a global resourcing strategy and operating model that includes outsourcing activities and is focused on increasing workforce flexibility and scalability and improving overall competitiveness; our expectations that our quarterly revenues, cash flows and operating results will continue to be subject to quarterly fluctuations due to a number of factors; our intention to continue to make investments in companies, products, and technologies, either through acquisitions or investments or alliances; our belief that our judgments as to the limits on our existing insurance coverage are in line with industry standards; our belief that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value, and through vesting, encourage employees to remain with Sun; our belief that we will complete testing and evaluation of our internal controls over financial reporting with respect to the requirements of Section 404 of the Sarbanes-Oxley Act in a timely fashion; and our current plans not to discontinue our hedging programs.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth above and those contained in “RISK FACTORS,” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, increased competition, increased pricing pressures, failure associated with the Fujitsu strategic alliance, failure to design, develop and manufacture new products, risks associated with releasing our Solaris operating system to the open source development community as open source software, lack of success in technological advancements, lack of acceptance of new products and services, unexpected changes in the demand for our products and services, delays in product introductions and projects, lack of success implementing new selling models, failure to further reduce costs or improve operating efficiencies including through our Fiscal 2004 Restructuring Plan, adverse business conditions, quality issues associated with our hardware or software products, our dependence on currency fluctuations, our failure to comply with export control laws and our ability to attract, hire and retain key and qualified employees, and costs and risks associated with compliance with Section 404 of the Sarbanes-Oxley Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at March 27, 2005. Actual results may differ materially.

Interest Rate Sensitivity

Our investment portfolio consists primarily of fixed income instruments with an average duration of 0.81 year as of March 27, 2005 as compared with 0.85 year as of March 28. 2004. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, for example, a hypothetical 150 BPS increase in interest rates would result in an approximate $69 million decrease in the fair value of our investments in debt securities as of March 27, 2005.

We also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest payable on the Senior Notes effectively becomes variable and thus matches the variable interest rate received from our cash and marketable debt securities. Accordingly, interest rate fluctuations impact the fair value of our Senior Notes outstanding, which will be offset by corresponding changes in the fair value of the swap agreements. However, by entering into these swap agreements, we have a cash flow exposure related to the risk that interest rates may increase. For example, at March 27, 2005, a hypothetical 150 BPS increase in interest rates would result in an approximate $17 million decrease in cash related to interest expense over a year.

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

Based on our foreign currency exchange instruments outstanding at March 27, 2005, we estimate a maximum potential one-day loss in fair value of approximately $2 million, as compared with $4 million as of June 30, 2004, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables, and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Equity Security Price Risk

We are exposed to price fluctuations on the marketable portion of equity securities included in our portfolio of equity investments. These investments are generally in companies in the high-technology industry sector, many of which are small capitalization stocks. We typically do not attempt to reduce or eliminate the market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $3 million decrease in the fair value of our available-for-sale equity investments as of March 27, 2005, as compared with $7 million as of March 28, 2004. At March 27, 2005, three equity securities represented approximately $12 million of the $13 million total fair value of the marketable equity securities.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the third quarter, in connection with a review of our internal controls over financial reporting, we corrected certain issues previously identified related to our foreign subsidiaries’ prior-period tax provisions as discussed in Note 8 to the Notes to Consolidated Financial Statements - Income Taxes. As a result, we are implementing enhancements to our internal control processes with regard to foreign income tax reporting, including (1) enhanced monitoring of existing policies and procedures designed to ensure the timely filing of local statutory accounts and tax returns; and (2) engaging a third party specialist to assist in the preparation of our foreign subsidiaries’ year end tax provisions and revisions to these estimates resulting from tax filings in foreign jurisdictions.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 6. EXHIBITS

See Index to Exhibits on Pages 45 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN MICROSYSTEMS, INC.

BY	/s/ Stephen T. McGowan
Stephen T. McGowan
Chief Financial Officer and Executive
Vice President, Corporate Resources
(Principal Financial Officer)

/s/ Robyn M. Denholm
Robyn M. Denholm
Vice President and Corporate Controller
(Principal Accounting Officer)

Dated: May 5, 2005

INDEX TO EXHIBITS

Exhibit Number	Description

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certificate of Chief Executive Officer.

32.2	Section 1350 Certificate of Chief Financial Officer.