Form 10-K
period 2005-06-30
SUN MICROSYSTEMS, INC.
filed 2005-09-13
CIK 709519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005

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

*  Common Stock

*   Share Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒        No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES    ☒        No    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES    ☐        No    ☒

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant, as of December 23, 2004 (the last business day of registrant’s second quarter of fiscal 2005), was approximately $18.0 billion based upon the last sale price reported for such date on The Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

The number of shares of the registrant’s Common Stock (par value $0.00067) outstanding as of September 6, 2005 was 3,410,044,325.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 hereof.

Restatement—Explanatory Note

Sun Microsystems, Inc. has restated its consolidated financial statements for fiscal 2004 and 2003, quarterly financial data for each of the quarters within fiscal 2005 and 2004, and selected financial data for fiscal 2004 and 2003 (the Restatement). The determination to restate these financial statements and selected financial data was made by our management in consultation with the Audit Committee on September 12, 2005, as a result of our identification of errors related to the accounting for deferred taxes in certain foreign jurisdictions, as well as the aggregate effect of corrections to provisions for State and foreign tax returns and withholding taxes. In addition, the determination to restate our quarterly financial statements within fiscal 2005 was the result of evaluating the impact of certain pre-tax accounting adjustments recorded throughout the year. Our Audit Committee discussed these matters with our independent registered public accounting firm. These errors were largely identified through the operation of our internal controls over financial reporting. Although we believe such errors were immaterial to our consolidated financial statements and selected financial information for fiscal 2004 and 2003, under relevant Securities and Exchange Commission accounting interpretations, a restatement of the consolidated financial statements of such prior periods to correct immaterial misstatements therein is required if the aggregate correcting adjustment related to such errors would be material to the financial statements of the current period.

The Restatement reduces the benefit from income taxes for fiscal 2005 by $45 million and decreases the provision for income taxes for fiscal 2004 and 2003 by zero and $45 million, respectively.

The Restatement has an immaterial effect on our consolidated balance sheets at the end of each of the restated periods and has no net effect on revenues or operating cashflows for those periods. Although there is no pre-tax impact as a result of these adjustments to the consolidated financial statements for fiscal 2005, the pre-tax accounting adjustments throughout the year would be considered material to the previously reported quarters of fiscal 2005. Accordingly, the fiscal 2005 quarters have been restated. The following tables set forth the effects of the Restatement on our previously reported financial statements of operations for fiscal 2004 and 2003 and the affected quarters of fiscal 2005 and 2004 (in millions, except per share amounts):

	Fiscal Years Ended June 30,
	2004	2003
		(Restated)
Impact of adjustments to provision for (benefit from) income taxes	$—	$(45)

Net loss—as previously reported	$(388)	$(3,429)
Impact of restatement	—	45

Net loss—as restated	$(388)	$(3,384)

Net loss per share—basic and diluted—as previously reported	$(0.12)	$(1.07)
Impact of restatement	—	0.01

Net loss per share—basic and diluted—as restated	$(0.12)	$(1.06)

	Fiscal 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year ended June 30, 2005
	(Restated)	(Restated)	(Restated)
Impact of pre-tax adjustments to income (loss) before taxes	$14	$(14)	$(3)	$3	$—
Impact of tax adjustments to provision for (benefit from) income taxes	—	—	22	23	45

Net impact of adjustments to net income (loss)	$14	$(14)	$(25)	$(20)	$(45)

Net income (loss)—as previously reported/announced	$(147)	$18	$(3)	$70 (*)	$(62	)(*)
Impact of restatement	14	(14)	(25)	(20)	(45)

Net income (loss)—as restated	$(133)	$4	$(28)	$50	$(107)

Net income (loss) per share—basic and diluted—as previously reported/announced	$(0.04)	$0.01	$(0.00)	$0.02 (*)	$(0.02	)(*)
Impact of restatement	—	(0.01)	(0.01)	(0.01)	$(0.01)

Net income (loss) per share—basic and diluted, as restated	$(0.04)	$0.00	$(0.01)	$0.01	$(0.03)

(*)	Amount reflects the impact of certain adjustments made to our reported results subsequent to the date of our earnings announcement. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

	Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year ended June 30, 2004
	(Restated)	(Restated)	(Restated)	(Restated)
Impact of adjustments to provision for (benefit from) income taxes	$2	$1	$(6)	$3	$—

Net income (loss)—as previously reported	$(286)	$(125)	$(760)	$783	$(388)
Impact of restatement	(2)	(1)	6	(3)	—

Net income (loss)—as restated	$(288)	$(126)	$(754)	$780	$(388)

Net income (loss) per share—basic—as previously reported	$(0.09)	$(0.04)	$(0.23)	$0.24	$(0.12)
Impact of restatement	—	—	—	(0.01)	—

Net income (loss) per share—basic—as restated	$(0.09)	$(0.04)	$(0.23)	$0.23	$(0.12)

Net income (loss) per share—diluted—as previously reported	$(0.09)	$(0.04)	$(0.23)	$0.23	$(0.12)
Impact of restatement	—	—	—	—	—

Net income (loss) per share—diluted—as restated	$(0.09)	$(0.04)	$(0.23)	$0.23	$(0.12)

PART I

ITEM 1.    BUSINESS

GENERAL

Sun’s business is singularly focused on providing network computing products and services. Network computing has been at the core of our offerings for the 23 years of our existence and is based on the premise that the power of a single computer system can be increased dramatically when interconnected with other computer systems for the purposes of communication and sharing of computing power. Interoperability, long-term investment protection and value-added innovation across many different computing platforms and devices remain fundamental elements of our approach and are unique parts of what makes our offerings valuable to customers. Customers value us for our thought leadership, our ability to create and nurture large communities of developers around innovation and the value that the resulting solutions create for their own businesses.

Core beliefs like invention, openness, community, sharing, freedom and collaboration are a fundamental part of our culture and DNA. With these beliefs as our foundation, together with our partner community, we provide network computing infrastructure solutions that comprise Computer Systems (hardware and software), Network Storage Systems (hardware and software), Support Services, and Client solutions and Educational services (formerly known as Professional and Knowledge services). Core brand franchises include the Solaris™ operating system (Solaris OS), the Java™ technology platform and products and the UltraSPARC® processor technology.

Our customers use our products and services to build mission-critical network computing environments to operate essential elements of their businesses. Our network computing infrastructure solutions are used in a wide range of technical, scientific, business and engineering applications in industries such as telecommunications, government, financial services, manufacturing, education, retail, life sciences, media and entertainment, transportation, energy/utilities and healthcare. Typical applications which customers operate on our infrastructure solutions range, for example, from webserving to high-performance technical computing to enterprise-wide Resource Planning and Customer Relationship Management.

For the fiscal year ended June 30, 2005, we had net revenues of $11.1 billion, employed approximately 31,000 employees and conducted business in over 100 countries. We were incorporated in California in February 1982 and reincorporated in Delaware in July 1987.

Our Internet address is http://www.sun.com. Our most recent annual report on Form 10-K and certain of our other filings with the Securities and Exchange Commission (SEC) are available in PDF format through our Investor Relations website at http://www.sun.com/aboutsun/investor. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are also available on the SEC website at http://www.sec.gov, which can be reached from our Investor Relations website. The contents of these websites are not intended to be incorporated by reference into this report or in any other report or document we file, and our references to these websites are intended to be inactive textual references only.

BUSINESS STRATEGY

Our business strategy is built around our singular focus on network computing infrastructure and the community that it enables. Our Computer Systems (hardware and software), Network Storage Systems (hardware and software), Support Services, as well as our Client solutions and Educational services are designed to enable network solutions that attack cost and complexity, accelerate network service deployment and enable mobility with security. The core elements of our business strategy include:

•	On-going innovation in systems design, networking integration, microprocessor architecture, operating systems and software to ensure continuing technology leadership and resulting price-performance advantage;

•	An end-to-end architecture that extends our common Java™ technology-based programming environment across our SPARC® (Scalable Processor Architecture) technology implementation and our line of x64-based products. Our products provide exceptional price-performance, flexibility, scalability and choice for devices as small as smart cards and cell phones up through large, multi-million dollar systems;

•	A commitment to interoperability and open source development as the key to building stronger communities, higher value solutions for our customers and opening up new market opportunities;

•	Our emphasis on customers’ infrastructure investment protection as demonstrated through legacy application support, our binary compatibility guarantee and the ability to selectively upgrade single processor boards within the same system;

•	A solutions-based selling model which emphasizes our end-to-end network computing architecture platform to integrate our products and services to address customers’ strategic business challenges and information technology needs;

•	Innovative business opportunities which make customers more active participants in how we innovate and offer them new ways of acquiring and deploying IT solutions. These business models are augmenting the types of products and services we offer, as well as how we assemble them into customer solutions;

•	Expansion of our Network Computing vision to include data storage technology which enables us to help customers tightly integrate advanced data management technologies to acquire, use and distribute knowledge, as well as store, manage and retrieve it; and

•	A robust partner community, including independent software vendors (ISVs), system integrators, resellers and original equipment manufacturers (OEMs), whose members collaborate in building new and innovative solutions based on our products and services while extending our reach and expertise.

Innovation

In order to be a leading developer of enterprise and network computing products and technologies, we must continue to invest and innovate. As indicated by our research and development investments of approximately 16-17% of annual revenues during each of the last three fiscal years, we continue to focus on technological innovation. Over the past few years, we have also made significant investments in several product and services technology acquisitions. Our investments in research and development and acquisitions include:

•	The highly reliable and scalable Solaris Operating System (Solaris OS) and our most recent release, Solaris 10, which debuted several major advancements in availability, performance and security to help customers proactively manage their computing resources. These innovations are now available through the OpenSolaris™ project, which is intended to drive a deeper understanding of Solaris and expand adoption in the ISV community;

•	The highly scalable UltraSPARC processor and systems architecture. Our latest processor technology incorporates chip multithreading at the processor level as part of our throughput computing initiative. We are driving towards significant gains in performance for the same footprint and power consumption, leveraging technology acquired through our purchase of Afara Websystems, Inc. (fiscal 2003);

•	The fast growing x64 systems offering based on AMD’s Opteron™ processor, which has won 32 world record benchmarks and is creating new opportunities for Sun in a variety of customer and industry environments. including grid computing environments for high-performance technical computing;

•	The x64 system architecture and advanced systems technology acquired with our purchase of Kealia, Inc. (fiscal 2004). These developments bring to the market our next generation of x64 rack-optimized servers and further our strategy of horizontal scalability on our AMD Opteron-based systems;

•	Mission-critical clustering, messaging, identity management, directory and web services infrastructure software known as Java Enterprise System and an industry-leading business model based on per employee pricing, which makes “middleware” substantially more affordable compared to the traditional model by being priced on a per employee basis;

•	The cross-platform Java software development environment, spanning smart cards, cellular handsets, set top boxes, desktop computers and servers, used by our customers and ISV partners;

•	Virtualization, provisioning and monitoring software architecture for network computing resource optimization and systems management simplification;

•	Enterprise desktop technologies, Java Desktop System, StarOffice™, including technologies acquired through Tarantella, Inc.’s (fiscal 2006) Secure Global Desktop family of products which, combined with SunRay thin client can provide seamless access to virtually any application environment;

•	Network-based storage systems and software, including our acquisition of Procom Technology, Inc.’s (fiscal 2005) network attached storage (NAS) intellectual property assets and engineering expertise, which will better enable us to build our next generation of NAS and file-based storage system; and

•	Remote and proactive managed services offerings delivered through a secure connection to Sun. Our new services technology provides remote diagnostics and preventive services for our customers, now enhanced to include multi-platform support, through our acquisition of managed service provider SevenSpace, Inc. (fiscal 2005). The Sun Connection is the first of many such products which deepen our relationships with customers and allow us to deliver ongoing value to them.

Many of these technologies provide us with a competitive advantage and differentiation in the marketplace. By investing in research and development, as well as product and services technology acquisitions, we believe we are able to develop and deliver more valuable systems technology and better address the complex issues our customers face. We intend to continue our investments into new computing technologies and are focused on the development and delivery of leading-edge network computing products based upon our innovations.

End-to-End Architecture

Developing and deploying services over the network requires an infrastructure platform that is enterprise-ready, developer-rich and economically compelling. This means that we are focused on providing the optimal combination of software, hardware and services that will give the customer the best value through lower annual administrative costs, lower developer training costs and lower downtime costs, which, in turn, will decrease the customers’ total cost of ownership.

In fiscal 2005, we upgraded a number of current products supporting our strategy as an end-to-end infrastructure platform company. We improved the performance of our dual-thread UltraSPARC IV processor across our mid and high-end server lines. Targeted for mission-critical enterprises, the UltraSPARC IV processor is fully binary compatible with our previous generation processor, so customers can run existing applications without the time and expense of rewriting, retesting or re-certifying applications. This provides unique advantages for us over our competitors.

We also strengthened our x64 low-end server product line and now provide customers the choice of either the Linux or Solaris™ Operating System on x64. We introduced a new version of our Solaris OS, which brings significant benefits to customers by reducing system downtime and upgrade costs. Solaris 10, like all our past versions of the Solaris OS, comes with our binary compatibility guarantee that every release is designed to run existing applications currently running on previous Solaris OS releases.

Our software consists of Sun’s powerful and scalable Solaris OS, Sun Java Enterprise System, Java Desktop System, N1™ Grid Engine System and the Java Studio development environment. Our software builds upon our well-established Java technology to meet the needs of developers, CIOs and operators to provide information, data and applications anywhere, anytime and on any device, using open application programming interfaces that work with a wide array of operating systems and applications.

Interoperability

From our inception, we have focused on developing products and technologies based upon open standards. We believe the real power in computing lies in the ability to freely access and share information over the network, while unconstrained by proprietary software and hardware standards. We pioneered this approach with the invention of Network File System technology in 1985 and since then have focused on optimizing the interoperability of different systems on different networks.

For our customers, interoperability means the freedom to build heterogeneous networks and to choose best-of-breed hardware and software solutions for their IT environments. Interoperability, and the simplicity and flexibility that it provides, constitute an important element of our value proposition to customers. With the advent of webservices, the Java platform has proven itself as a key enabler of an entire generation of new applications and dynamic content in the form of new consumer services for phones, PCs and other devices. The thought leadership displayed by Sun is valued by customers because the window it provides them into critical developments in the industry is relevant to the success of their business infrastructures.

In May 2005, Sun and Microsoft Corporation (Microsoft) reaffirmed a commitment to joint collaboration based on a 10-year intellectual property licensing and technology collaboration agreement. Since then, we have taken a number of steps to further our joint goal of interoperability. Sun and Microsoft announced joint authorship and commitment to the system management specification, Web Services-Management, which, when implemented, is expected to enable full system management across our Solaris OS and Microsoft Windows environments. A number of other collaboration projects are also underway to improve compatibility and close integration between our respective products.

Investment Protection

Our customers have made significant investments in hardware and software assets for their companies. To help our customers maximize the return on their investments, we make Investment Protection a priority in all our products. We guarantee that customer applications running on earlier versions of Solaris will run on our newest version, Solaris 10, without the need to recompile, thus avoiding cost and risk. As the Solaris OS runs on both our UltraSPARC-based data center servers as well as our x64 systems, customers are able to leverage the same application environment and skill sets thereby lowering their cost of operations. Our hardware also supports heterogeneous environments so that customers not only have the choice but also have the flexibility to change operating systems as their needs change. Our customers can purchase our x64 servers and storage and deploy them with the Solaris OS, Linux, or Microsoft Windows. They can then redeploy as needed the very same hardware using a different operating system choice without the daunting task of purchasing and porting to a new hardware platform. On our data center servers, we also provide the ability to selectively upgrade single processor boards within the same system, meaning customers have the ability to gradually adopt faster processors without having to buy completely new hardware. This extends the lifecycle of a customer’s investment. By building investment protection into our product offerings, we make it easier for customers to manage change, complexity and costs in their IT infrastructure.

Solutions-Based Selling Model

With our solutions-based selling model, we offer an integrated and consistent set of end-to-end networking architecture solutions and methodologies to the marketplace. This set of solutions and methodologies brings together a combination of servers, software, storage and services to help customers address their most complex problems, including business compliance, reducing costs, providing secure global access and designing next-generation data centers. We have organized our resources, technical understanding and business expertise into the following six competencies:

•	Data Center: Focused on enabling enterprises to leverage our systems products, architectures and best practices at the heart of next-generation, service-oriented data centers;

•	Storage and Data Management: Focused on information life cycle management, and the products and processes necessary to manage business continuity, legislative compliance, storage consolidation, and content repositories at the heart of the global storage industry;

•	Desktop and Mobility: Focused on leveraging open-source products to drive cost savings in desktop deployments with SunRay, Java Desktop System, and StarOffice;

•	Identity Management: Focused on securing the enterprise, and automating the provisioning processes associated with granting and denying access to users, systems and enterprise resources;

•	Enterprise Web Services: Focused on enabling enterprises to leverage Java 2 Enterprise Edition (J2EE) web services platform, and evolving service oriented architectures (SOAs) and service delivery platforms (SDPs); and

•	Manageability Services: Focused on our global service offerings, enabling increased system service levels, data center operational efficiency and effectiveness, as well as next-generation automation technologies to provide predictive, preemptive and proactive service to heterogeneous infrastructures.

These competencies line up directly with the three key strategies we present to our customers as part of our vision — attacking cost and complexity, accelerating network service deployment and enabling mobility with security. We believe our solution-based selling approach allows us to engage with our customers over the entire lifecycle of their key infrastructure projects, improving the delivery of sustainable value from the products and services we produce.

Innovative Business Opportunities

As a company, we are continually exploring new ways of doing business and collaborating with our partners and customers to deliver greater value.

OpenSolaris:    A community is built through the sharing of ideas, technologies and markets. Accordingly, in June 2005, we released OpenSolaris, an initiative to make the source code for Solaris 10 available under the Open Source Initiative (OSI) approved Common Development and Distribution License (CDDL). Consistent with our heritage of open source and open standards-based software, our intention in making Solaris 10 free is to help foster the innovation and collaboration needed to provide for new opportunities for developers, customers and partners. Making Solaris source code an open environment encourages a deeper understanding of Solaris and its innovations by providing a direct channel of feedback from the engineering community, thus helping to drive the cycle of innovation even further and even faster.

Subscription Model:    We continue to use our subscription model to greatly simplify the pricing, licensing, delivery and maintenance of our product and service offerings for our customers. We combine our software and services into an integrated package to facilitate quick deployment and reduce cost, complexity and risks to our customers over the lifetime of the subscription. Customers receive new products and upgrades automatically over the term of the subscription. The subscription model offers customers a simple, predictable and affordable way to buy our software and services.

Utility Computing:    We have developed a number of hardware and software products, service offerings, solution architectures and business models aligned with our vision of utility computing. In fiscal 2005, we introduced products such as Sun Storage Grid Utility and Sun Storage Grid Rack. Our N1 Grid Engine is the software that enables all the individual components of the grid to act together as one system. We have built service offerings specifically to help customers build their own “private” grid or buy into our “public” grid utility. Our subscription business model makes all this easy and predictable to purchase; some offerings are as easy as $1 per-employee per year or $1 per GB of storage per hour. As customers come to realize the potential for cost savings and significant reductions in complexity, we expect utility computing to become an important element of our product and services strategy.

Remote Services Delivery:    Sun Connection, introduced in fiscal 2005, is an integrated, secured service connection that links customers, partners, developers and Sun in a dynamic and collaborative network-based community. Our Customer Networked Services group, which is driving the Remote Services Delivery effort, is an internal partnership between our Services and Software organizations to deliver advanced Support and Educational Services through software innovation. Sun Management Connection, which incorporates the remote managed services technology from our recent SevenSpace Inc. acquisition, allows us to deliver scalable, 24x7x365 remote management of heterogeneous IT environments over the Internet without customer investment in IT infrastructure.

Data Storage Technology

Recently, data retention requirements on companies have been multiplying with stricter regulations from such sources as the Sarbanes-Oxley Act, the U.S. Food and Drug Administration and the Securities and Exchange Commission. We see an opportunity and need to expand our network computing infrastructure to include data archival technology and Information Lifecycle Management (ILM). We anticipate that our ILM strategy, and its focus on data storage, retention, retrieval and appropriate destruction, will become an important part of our end-to-end solutions. Accordingly, in August 2005, we acquired Storage Technology Corporation (StorageTek) to support our efforts. As a result of this acquisition, we expect to broaden our storage product portfolio, expand our storage channel network, and strengthen our sales and service forces in line with our expanded vision.

Alliances and Partner Community

Revolutionary solutions come from the meeting of many different minds. We seek out partners with whom we share common interest and cause. In fiscal 2005, we continued to form relationships with significant partners to extend our customer solutions. We also continue to partner with Advanced Micro Devices, Inc. (AMD) to expand our entry-level line of Opteron processor-based x64 systems, giving customers greater platform choice with maximum price performance. We also maintain a strategic alliance with Fujitsu to collaborate on the development, delivery and support of a future generation of SPARC-based systems. This alliance is intended to enlarge the Solaris footprint, drive increased market share for our enterprise-class systems and allow us to dedicate additional resources to our throughput computing initiative and our next generation of processor products. In addition, we continued our relationship with Hitachi Data Systems to provide high-end storage solutions and extend our storage offering into enterprise environments.

Our partner community is essential to our success. While our product and service offerings are very broad, we recognize that no single supplier of computing solutions can meet all of the needs of all of its customers. We have established relationships with leading ISVs, value-added resellers (VARs), OEMs, channel development providers, independent distributors, computer systems integrators and SDPs to deliver solutions that our customers demand. Through these relationships, our goal is to optimize our ability to be the technology of choice, the platform of choice, the partner of choice and to provide the end-to-end solutions that customers require to compete.

SALES, MARKETING AND DISTRIBUTION

Our Global Sales Organization manages and has primary responsibility for our field sales, relationships with our selling partners, technical sales support, sales operations and delivery of professional services covering our six competency areas. We sell end-to-end networking architecture platform solutions, including products and services, in most major markets globally through a combination of direct and indirect channels. We also offer component products, such as central processor unit (CPU) chips and embedded boards, on an OEM basis to other hardware manufacturers and supply after-market and peripheral products to their end-user installed base, both directly and through independent distributors and VARs. In addition, our strategic alliance with Fujitsu provides expanded distribution of both companies’ existing SPARC product lines.

Our sales force serves the telecommunications, government, financial services, manufacturing, education, retail, life sciences, media and entertainment, transportation, energy/utilities and healthcare industries. We have organized our sales coverage within 15 geographically established markets (GEMs) around the world. We have approximately 78 sales and service offices in the United States and an additional 145 sales and service offices in 47 other countries. We employ independent distributors in over 100 countries. In general, our sales coverage model calls for independent distributors to be deployed in partnership with our direct sales force. However, in some smaller markets, independent distributors may be our sole means of sales, marketing and distribution.

Our relationships with channel partners are very important to our future revenues and profitability. Channel relationships accounted for more than 67%, 63% and 61% of our total net revenues in fiscal 2005, 2004 and 2003, respectively. Our channel partners include:

•	Systems integrators, both government and commercial, who serve the market for large commercial projects requiring substantial analysis, design, development, implementation and support of custom solutions;

•	Channel development providers who supply our products and provide product marketing and technical support services to our smaller resellers;

•	VARs who provide added value in the form of software packages, proprietary software development, high-end networking integration, vertical integration, vertical industry expertise, training, installation and support;

•	OEMs who integrate our products with their hardware and software; and

•	Independent distributors who primarily serve foreign markets where we do not have a direct presence.

Additionally, ISV partners help us maximize our technology footprint by integrating their software products with our platforms and technologies. SDPs, such as Internet Service Providers (ISPs) and Application Service Providers (ASPs), allow us to expand our service coverage without new large-scale investments.

We have a wide range of marketing activities. Our Worldwide Marketing Organization oversees our marketing planning, determines product and pricing strategy, coordinates advertising, demand creation and public relations activities, maintains strategic partnerships with major ISVs and performs competitive analyses.

Although our sales and other operating results can be influenced by a number of factors, and historical results are not necessarily indicative of future results, our sequential quarterly operating results generally fluctuate downward in the first and third quarters of each fiscal year when compared with the immediately preceding quarter.

Revenues from outside the United States (U.S.) were approximately 60% of our total net revenues in fiscal 2005 and 57% and 56% of our total net revenues in fiscal 2004 and 2003, respectively. Direct sales we make outside of the U.S. are generally priced in local currencies and can be subject to currency exchange fluctuations. The net foreign currency impact on our total net revenues and operating results is difficult to precisely measure. However, because of the general weakening of the U.S. dollar, our best estimate of the foreign exchange benefit approximated 3% of total net revenues for fiscal 2005.

The countries primarily contributing to our international sales are the United Kingdom (U.K.), Germany and Japan. The U.K. represented approximately 9%, 8% and 7% of our total net revenues in fiscal 2005, 2004 and 2003, respectively. Germany represented approximately 8%, 7% and 8% of our total net revenues in fiscal 2005, 2004 and 2003, respectively. Japan represented approximately 7%, 7% and 8% of our total net revenues in fiscal 2005, 2004 and 2003, respectively. For information about sales to unaffiliated customers and revenues by geographic areas, refer to Note 16 to the Consolidated Financial Statements — Industry Segment, Geographic, and Customer Information and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.

Some of our sales to international customers are made under export licenses that must be obtained from the U.S. Department of Commerce. In addition, all of our export transactions are subject to U.S. export control laws, and certain transactions could require prior approval of the U.S. Department of Commerce. Protectionist trade legislation in either the U.S. or other countries, such as a change in the current tariff structures, export compliance laws or other trade policies, could adversely affect our ability to sell or to manufacture in international markets. Furthermore, revenues from outside the U.S. are subject to inherent risks, including the general economic and political conditions in each country. See Note 16 to the Consolidated Financial Statements for additional information concerning sales to international customers and business segments.

Sales to General Electric Company (GE) and its subsidiaries in the aggregate accounted for approximately 16%, 14% and 11% of our fiscal 2005, 2004 and 2003 total net revenues, respectively. More than 80% of the revenue attributed to GE was generated through GE subsidiaries acting as either a reseller or financier of our products. The vast majority of the revenue included in the amounts above is from sales through a single GE subsidiary, having comprised 13%, 11% and 9% of total net revenues in fiscal 2005, 2004 and 2003, respectively. This GE subsidiary acts as a distributor of our products to resellers who in turn sell those products to end-users. Our business could be adversely affected if GE or another significant customer terminated its business relationship with us or significantly reduced the amount of business it did with us.

Our product order backlog at June 30, 2005 was $805 million, as compared with $834 million at June 30, 2004. Our product backlog includes orders for which customer-requested delivery is scheduled within six months and orders that have been specified by the customer for which products have been shipped but revenue has been deferred. In either case, sufficient evidence of an arrangement exists and final delivery has yet to be completed. Backlog levels vary with demand, product availability, product revenue recognition treatment, and our delivery lead times and are subject to significant decreases as a result of, among other things, customer order delays, changes or cancellations. As such, backlog levels may not be a reliable indicator of future operating results. However, backlog orders are supported by evidence of a customer arrangement (typically a customer purchase order), or customer pre-payment (whereby customer delivery occurs over a period of time or through specific milestones). Although actual customer delivery can occur over several periods, product backlog can be used to identify potential revenue coverage for pending periods. The larger the percentage coverage of targeted pending revenue, the lower the potential risk of non-achievement. As we explore new ways of doing business and collaborate with our partners and customers to deliver greater value, our backlog metric may evolve to better identify potential revenue coverage for pending periods.

WORLDWIDE OPERATIONS

Our Worldwide Operations organization manages company-wide purchasing of materials used in producing our products, assists in product design enhancements, oversees our own manufacturing operations and those of our manufacturing partners and coordinates logistics operations. Our manufacturing operations consist primarily of final assembly, test and quality control of enterprise and data center systems. For all other systems, we rely on external manufacturing partners. We manufacture primarily in Oregon and Scotland and distribute much of our hardware products from our facilities and our partner facilities located in California, the Netherlands and Japan. We are expanding our direct ship capabilities, using a customer fulfillment architecture which enables us to ship some products directly from our suppliers to our customers, reducing cost, risk and complexity in the supply chain. We have continued efforts to simplify the manufacturing process by reducing the diversity of system configurations offered and increasing the standardization of components across product types. In addition, we have continued to increase our focus on quality and processes that are intended to proactively identify and solve quality issues. The early identification of products containing defects in engineering, design and manufacturing processes, as well as defects in third-party components included in our products, could result in delays of product shipments.

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

RESEARCH AND DEVELOPMENT

Our research and product development programs are intended to sustain and enhance our competitive position by incorporating the latest global advances in hardware, software, graphics, networking, data communications and storage technologies. In addition, we have extended our product offerings and intellectual property through acquisitions of businesses or technologies or other arrangements with our partners. Our product development continues to focus on enhancing the performance, scalability, reliability, availability and serviceability of our existing systems and the development of new technology standards. Additionally, we remain focused on system software platforms for Internet and intranet applications, telecommunications and next-generation service provider networks, developing advanced workstation, server and storage architectures and advanced service offerings. We devote substantial resources to software development as we believe it provides and will continue to provide significant competitive differentiation.

We conduct research and development principally in the U.S., U.K., France, Ireland, Germany, Japan, Norway and India. Research and development (R&D) expenses were $1,785 million, $1,926 million and $1,837 million in fiscal 2005, 2004 and 2003, respectively.

PRODUCTS

Our products consist of Computer Systems and Network Storage systems, a variety of software and services related to both systems and storage. For information about external revenue for similar classes of products and services, refer to Note 16 to the Consolidated Financial Statements- Industry Segment, Geographic, and Customer Information and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.

COMPUTER SYSTEMS

Our Computer Systems products and technologies, including our full line of scalable workgroup and enterprise servers, our UltraSPARC microprocessors and our software, are designed, developed and produced as integrated systems for network computing environments.

Servers.    We offer a full range of servers from our data center/high-performance computing servers through our entry servers and blade systems.

Data Center servers.    Our data center servers, including the Sun Fire™ E25K and Sun Fire E20K, are designed to offer greater performance and lower total cost of ownership than mainframe systems and are used for server consolidations, application migrations, data mining and warehousing, custom applications, on-line transaction support, enterprise resource planning, high performance technical computing and databases. The Sun Fire E25K server is one of the most scalable UNIX® platform-based systems in the marketplace and incorporates our UltraSPARC IV microprocessor, bringing dual-threaded capability to the data center.

Enterprise servers.    Our enterprise servers, including Sun Fire E6900, Sun Fire E4900, Sun Fire E2900 and Sun Fire V1280 servers, provide reliability, availability and scalability to address the needs of data centers and enterprise-scale network computing at a moderate cost. These servers are available with various options in processor and memory expandability, hardware redundancy and component accessibility and run on the Solaris OS. In fiscal 2005, we introduced the Sun Fire E2900, Sun Fire E4900 and Sun Fire E6900 servers, which use the UltraSPARC IV processor and are built to deliver dual-threaded capability and fault management technology into our family of mid-range Sun Fire servers.

Entry server systems.    We also offer an expansive line of entry server systems differentiated by their size, their processor architecture (SPARC or x64), their form factor (rackable or stand-alone systems) and the environment for which they are targeted (general purpose or specialized systems).

Entry SPARC-based systems include our Sun Fire V240, Sun Fire V210 and Sun Fire V440 servers, which deliver network computing in a compact, low-cost package. In fiscal 2005, we introduced the Sun Fire V890 and the Sun Fire V490 servers, which use the new UltraSPARC IV processor and Solaris 10 OS.

During the latter half of fiscal 2005, we upgraded our Sun Fire V20z server and Compute Grid Rack System, as well as the new Sun Fire V40z server, with the new industry-standard, dual-core AMD Opteron processors. We also enhanced our x64 server line in fiscal 2005 with the new dual-core AMD Opteron processors. These processors, which integrate four microprocessors with two complete cores, have improved processing performance without the need to increase power consumption or rack/floor space.

We offer an additional line of products aimed at the unique needs of OEMs and Network Equipment Providers (NEPs). Rack-optimized systems, such as our Blade product offerings, combine high-density hardware architecture and system management software that OEMs find particularly useful in building their own solution architectures. Our NEP-certified and ruggedized Netra™ systems are designed to meet the specialized needs of NEPs.

Desktops and Workstations.    Our desktops and workstations provide powerful solutions for a wide range of business and technical activities such as software development, mechanical design, financial analysis and education. Our product line includes high-performance 64-bit workstations, graphics accelerator boards, x64-based workstations and thin Sun Ray™ Ultra-Thin Client products. The Sun Blade™ 2500 and 1500 workstations are designed to meet the needs of demanding graphics, visualization and compute applications. The Sun Blade W1100z and Sun Blade W2200z are AMD Opteron-based workstations that support Linux (Red Hat and SuSe, 32-Bit and 64-Bit) and the Solaris OS (32-Bit and 64-Bit) and are Microsoft certified.

Processor and Network Products.    In fiscal 2005, the UltraSPARC processor lines were reoriented to reflect the two main types of workloads our customers experience. Our data-intensive processor line includes the UltraSPARC IV, with dual-core processors, which furthers our throughput computing initiative. Our multi-core technology enables customers to experience real performance improvements in their workloads. For network-intensive workloads which require more horizontal scaling, we offer the UltraSPARC IIIi+ processors, which are mainly used on our entry and workgroup servers.

In fiscal 2005, we also began offering our first application switching network system, the Sun N2000 Series Secure Application switch, a productization of technology from our acquisition of Nauticus Networks, Inc. (January 2004). The N2000 Series reduces cost and complexity in network computing through improved resource utilization, service consolidation and leading price-to-performance ratio.

Software.    Our software offerings consist primarily of enterprise infrastructure software systems, software desktop systems, developer software and infrastructure management software.

Solaris Operating System (OS).    The Solaris OS is a high-performance, highly reliable, scalable and secure operating environment for SPARC and x64 platforms that is easy to install and use, is optimized for the Java platform and supports more than 8,000 applications. It is optimized for enterprise computing, Internet and intranet business requirements, powerful databases and high performance technical computing environments.

With our newest version of Solaris OS, Solaris 10, customers now have access to our latest technical innovations such as Solaris Containers, Predictive Self-healing and Solaris Dynamic Tracing (DTrace) capability, all while maintaining binary compatibility with previous Solaris versions. Solaris Containers is an advanced approach to system virtualization with multiple software partitions per single instance of the Solaris OS, making consolidation simple, safe and secure. Predictive Self-Healing delivers improved service availability with on-line error detection and auto recovery. Dynamic Tracing (DTrace) equips users with a tool for analyzing and diagnosing elusive bottlenecks in real-time. The Solaris 10 source code was recently made available through the OSI as a project called OpenSolaris. OpenSolaris is helping to drive even more innovation into our Solaris OS and has fostered a deeper understanding of Solaris features in the ISV community.

Our Trusted Solaris™ OS provides a high level of privacy and reduces the risk of security violations on a commercial-grade OS. Our current version, Trusted Solaris 8 OS is available for both SPARC and x64 platforms.

Java technology.    Our Java platform application environment allows development of application software independent of the underlying operating system or microprocessor based on open standards. Java technology allows a developer to write applications once for a wide range of platforms and devices. Our Java platforms are based on a common core architecture and include the Java 2 Platform, Standard Edition (J2SE™) technology used on personal computers and workstation clients and available on Solaris OS, Linux, HP-UX, AIX, Tru64 Unix, Windows, MacOS X and other platforms; Java 2 Platform, Enterprise Edition (J2EE™) technology used to develop and deploy web services which enable secure, robust and interoperable business applications; Java 2 Platform, Micro Edition (J2ME™) technology, which extends Java technology to consumer and embedded devices such as mobile phones, personal digital assistants (PDAs), digital set top boxes and residential gateways; and Java Card™ smart card technology.

Sun Java Enterprise System.    Our Sun Java Enterprise System (Java ES) software enables enterprises to utilize their information and applications into services offered on intranets and the Internet. The Java ES business model drove a market transformation by making enterprise software more simple, affordable and predictable through a new subscription acquisition model. In fiscal 2005, we began offering a new release of Java ES along with more targeted Java Suites covering Identity management, Application platform services, System availability, Web infrastructure and Enterprise communications.

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

Sun Java Desktop System.    Our desktop software includes all the key components of a user’s environment, ranging from the user interface and desktop utilities to a browser, multimedia capabilities and the StarOffice personal productivity suite. The StarOffice office productivity suite has a fully integrated set of applications including word processing, spreadsheet, graphic design, presentations, database access, HTML editor, mail/news reader, event planner and formula editor tools. It runs on most major operating environments and platforms, including the Solaris OS, Microsoft Windows, Linux, OS/2 and Java platforms.

Sun N1 Grid Engine.    N1 Grid Engine software is our vision and architectural blueprint for reducing the cost and complexity of managing enterprise data centers by allowing a data center to work like a single system by combining an enterprise’s IT resources (e.g. servers, storage and network devices) with virtualization, provisioning, policy and automation, and monitoring.

NETWORK STORAGE

Our Network Storage systems integrate storage, storage components and software to complete our end-to-end data management solutions across heterogeneous environments.

Storage Systems.    Our high-end data storage systems provide a platform for direct attach storage or storage area network (SAN) solutions. They are designed for extreme availability, performance, scalability, connectivity and manageability required for the Data Center. Our high-end data storage systems, including the Sun StorEdge™ 9980, Sun StorEdge 9970 and the new Sun StorEdge 9990, combine Hitachi Data Systems’ (HDS) high-end storage hardware with our resource management and file management software under an OEM agreement with HDS first signed in fiscal 2002.

We offer a wide range of flexible, scalable mid-range storage systems, including the Sun StorEdge 6320, Sun StorEdge 6120, Sun StorEdge 6130 and Sun StorEdge A5200 Array, which support high-performance computing and enterprise SAN implementations, as well as storage virtualization technology. In fiscal 2005, we announced several significant enhancements to the Sun StorEdge 6920 system, including heterogeneous storage virtualization, which will allow customers to integrate multivendor storage assets into a single modular system and simplify storage management and improve resource utilization.

Our Sun StorEdge products for workgroup applications, including the Sun StorEdge 3510 and StorEdge 3511 Arrays and the Sun StorEdge 3310 Array, offer a flexible, compact, cost-effective approach for growing storage demands. Their building-block architecture is designed to allow users to expand and customize as needed, offering performance and flexibility at low cost for a variety of environments enabling increased return on investment.

Storage Software.    Our Java StorEdge software is an integral part of our complete storage solutions. Our Java StorEdge software is based on the Java ES architecture and comprises an open, integrated and automated storage management software family. The Sun StorEdge software suites are focused on availability, utilization, performance and storage resource management. In fiscal 2005, we introduced Sun Java StorEdge Software (Java SS) and Suites, which allow customers to acquire and deploy our comprehensive suite of storage and data management software and services in-house on an annual per-employee or capacity basis. Our targeted Java SS Suites cover StorEdge Consolidation, StorEdge Continuity, StorEdge Content and StorEdge Compliance.

We also announced our new Sun Grid Storage Utility as part of our vision for a standardized, open, grid-based computing infrastructure available to customers as a utility, pay-as-you-go model. This new offering includes fully integrated hardware, software and services, provided, managed and serviced by us on a 24x7x365 basis.

SERVICES

Our services team provides expertise in helping our customers deploy network computing environments through a broad range of services comprised of support services for hardware and software and Client solutions and Educational services. Sun Services assists customers globally, provides support services to nearly 850,000 units under contracts in more than 100 countries, trains approximately 400,000 students annually and provides consulting, integration and operations assistance to IT organizations globally.

SUPPORT AND MANAGED SERVICES

The SunSpectrumSM Support services product offerings allow customers the power and flexibility to customize their support services contracts. Customers can choose from four levels of support that range from mission critical to self-support. This service is sold separately or packaged with hardware, software and peripherals as a single-price support service. Each contract type is specifically designed to enable high availability and continuous operation for our customers. Our resources in the field for services delivery are complemented by third-party service providers who primarily deliver hardware support services such as spares inventories and manpower. Investments by these third-party service providers help us expand our geographic coverage without additional fixed cost investments on our part. Software support is primarily delivered by our software support engineers. In fiscal 2005, we announced a new integrated, secure network services connection called Sun Connection intended to simplify and standardize IT as a service. Customers who pay the annual subscription fee can turn on a secure connection to allow us to automatically and systematically manage their security updates, systems monitoring and predictive diagnostic tests over that connection, thereby reducing management costs and increasing system availability.

CLIENT SOLUTIONS AND EDUCATIONAL SERVICES

Our Client solutions organization brings together more than 10,000 experts across Sun, focused on our six competencies: Data Center, Storage and Data Management, Desktop and Mobility, Identity Management, Enterprise Web Services and Manageability Services. Our highly trained Client solutions teams specialize in providing customers with advanced systems, software, storage and network architecture design consulting, platform integration, enterprise systems management and operation such as network security and identity management, wireless network-based systems and advanced Sun Java System software integration solutions. We provide people, processes and technology and we partner with third-party systems integrators, to deliver solutions tailored to meet our customers’ needs. Our technical and project management experts help design IT architectures and plan migrations from legacy systems to network computing or help customers upgrade existing network computing environments. Additionally, to keep customer computing environments operating at peak performance, operations experts help customers manage the complexity of heterogeneous systems and networks.

Our Educational Services organization develops and delivers integrated learning solutions for enterprises, IT organizations and individual IT professionals. These solutions help ensure that the necessary talent is available and properly aligned to meet our clients’ network computing needs, as well as business objectives. Our learning solutions include education consulting services, learning management technologies, multi-mode learning content and professional certifications.

COMPETITION

We compete in the computer hardware, software and services markets. These markets are intensely competitive. Our competitors are some of the largest, most successful companies in the world. They include International Business Machines Corporation (IBM), Dell, Inc. (Dell), Hewlett-Packard Company (HP), EMC Corporation (EMC) and Fujitsu Limited (Fujitsu). We also compete with systems manufacturers and resellers of systems based on microprocessors manufactured by Intel Corporation (Intel) and the Windows family of operating systems software from Microsoft.

Customers make buying decisions based on many factors, including new product and service offerings and features; product performance and quality; availability and quality of support and other services; price; platform; interoperability with hardware and software of other vendors; quality; reliability; security features and availability of products; breadth of product line; ease of doing business; a vendor’s ability to adapt to customers’ changing requirements; responsiveness to shifts in the marketplace; business model (e.g., utility computing, subscription-based software usage, consolidation versus outsourcing); contractual terms and conditions; vendor reputation and vendor viability. We believe competition will be at least as intense in the next fiscal year as it was over the last fiscal year. In this environment, each factor on which we compete is critical and the lack of competitive advantage with respect to one or more of these factors could lead to a loss of competitive position resulting in fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability and loss of market share. For more information about the competitive risks we face, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.

We have encouraged the use of SPARC technology as a standard in the computer marketplace by licensing much of the technology and promoting open interfaces to the Solaris OS, as well as by offering microprocessors and enabling technologies to third party customers. As a result, several licensees, including Fujitsu and the Fujitsu-Siemens joint venture company, also offer products based on the Solaris OS and the SPARC architecture that compete directly with our products. We have also worked to make our Java programming language a standard for complex networks. We develop applications, tools and systems platforms, as well as work with third parties to create products and technologies, in order to continue to enhance the Java platform’s capabilities. As part of this effort, we license Java technology which widely encourages our competitors to also develop products competing with these applications, tools and platforms. If we are unable to compete effectively, our business could be harmed.

PATENTS, TRADEMARKS AND INTELLECTUAL PROPERTY LICENSES

We have used, registered or applied to register certain trademarks and service marks to distinguish genuine Sun products, technologies and services from those of our competitors in the U.S. and in foreign countries and jurisdictions. We enforce our trademark, service mark and trade name rights in the U.S. and abroad.

We hold a number of U.S. and foreign patents relating to various aspects of our products and technology. While we believe that patent protection is important, we believe that factors such as innovative skills and technological expertise provide even greater competitive differentiators. From time to time we have been notified that we may be infringing certain patents or other intellectual property rights of others. Several pending claims are in various stages of evaluation. With the exception of the matters further disclosed at Item 3. Legal Proceedings of this Form 10-K, we believe no material litigation has arisen from these claims. We are evaluating the desirability of entering into licensing agreements in certain of these cases. Based on industry practice, we believe that any necessary licenses or other rights could be obtained on commercially reasonable terms. However, no assurance can be given that licenses can be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights, or litigation arising out of such claims, could adversely affect our business.

ENVIRONMENT

We are committed to developing and shipping products that are environmentally responsible. We are a leader in energy efficient computing technologies and commitment to reductions in factors contributing to global climate change through what we call “sustainable computing.” We create technologies that will enable, at least, three significant shifts in the computing industry, changes which hold enormous potential for positive environmental impact: 1) transition to thin client computing from traditional desktop PCs thereby increasing overall energy efficiency and reducing material waste; 2) increases in computing resource utilization with throughput computing technology and N1 Grid virtualization technology across data centers; and 3) transition to increased teleworking allowing large employers to unleash the social, environmental and economic benefits of mobility with security.

We are further committed to reducing regulated chemicals from our products and operations. In January 2003, the European Union (EU) issued a directive called the Reduction of Hazardous Substances (RoHS) stating that all EU member states must ensure that after July 1, 2006, no new electrical and electronics equipment containing lead and other hazardous substances be sold into the EU. Currently, a number of our products contain such substances above the set regulatory level. Given the potentially large impact to our customers and to our sales and the fact that other government entities are also considering enacting similar legislation, we understand the critical necessity to ensure that all our products are environmentally safe and RoHS compliant. Our efforts to ensure RoHS compliance across our entire product line are progressing, and we intend to meet or exceed all requirements and similar environmental legislation, although there can be no assurance of this.

The EU issued another environmental directive in January 2003, known as the Directive on Waste Electrical and Electronic Equipment (the WEEE Directive). The WEEE Directive requires that a producer of electronic equipment be responsible for financing and managing waste from its products placed on the EU market after August 13, 2005. Our WEEE compliance program is progressing as planned, and we intend to meet all requirements of the Directive in a timely manner. On August 13, 2005, we implemented a product collection and waste management program that addresses the labeling, take back, treatment, recovery, reuse and disposal of covered electronic products sold or imported into the EU.

EMPLOYEES

As of June 30, 2005, we had approximately 31,000 employees. We expect our headcount to increase by approximately 8,500 employees as a result of our acquisitions of SeeBeyond and StorageTek in the first quarter of fiscal 2006. We depend on key employees and face competition in hiring and retaining qualified employees. Our employees are vital to our success, and our key management, engineering and other employees are difficult to replace. Although we have entered into a limited number of employment contracts with certain current and former executive officers, we generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. As our stock price has decreased and because we offer equity-based incentive compensation, our ability to continue to offer competitive compensation packages to current employees has been negatively impacted. Consequently, these pressures have affected our ability to attract and retain highly qualified personnel. If these adverse conditions continue, we may not be able to retain highly qualified employees in the future and this could harm our business.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding our Executive Officers as of September 6, 2005.

Name	Age	Position
Scott G. McNealy	50	Chairman of the Board of Directors and Chief Executive Officer
Jonathan I. Schwartz	39	President and Chief Operating Officer
Crawford W. Beveridge	59	Executive Vice President, People and Places, and Chief Human Resources Officer
Robyn M. Denholm	41	Senior Vice President, Finance
Michael A. Dillon	46	Senior Vice President, General Counsel and Secretary
Stephen T. McGowan	57	Chief Financial Officer and Executive Vice President, Corporate Resources
Gregory M. Papadopoulos	47	Executive Vice President and Chief Technology Officer
Bret C. Schaefer	48	Vice President, Finance and Corporate Controller

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

Ms. Denholm has served as Senior Vice President, Finance since August 2005, as Vice President and Corporate Controller from August 2003 to August 2005, as Vice President and Acting Corporate Controller from June 2003 through August 2003, as Vice President, Finance, Services and Finance Systems and Processes from August 2001 through June 2003, as Director, Asia Pacific Shared Financial Services from April 1998 through August 2001 and as Australasian Financial Controller, Computer Systems from January 1996 through April 1998.

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

Mr. Schaefer has served as Vice President, Finance and Corporate Controller since August 2005. He served as Vice President, Finance Global Sales Operations from May 2003 to August 2005, as Vice President, Finance Worldwide Operations from July 2002 to May 2003, and as Senior Finance Director, Global Sales Operation from August 2000 to July 2002. Prior to August 2000 and from the time he joined Sun in July 1991, Mr. Schaefer held successive management positions in Sun’s finance organization.

ITEM 2.    PROPERTIES

At June 30, 2005, Sun’s worldwide facilities represented aggregate floor space of 13.9 million square feet both in the U.S. and in 47 other countries. In square feet, our properties consisted of (in millions):

	U.S.	Rest of the World	Total
Owned facilities	4.8	0.8	5.6
Leased facilities	4.5	3.8	8.3

Total facilities	9.3	4.6	13.9

At June 30, 2005, our owned properties consisted of:

Location	Square Footage of Facility
Bagshot, England	25,995
Broomfield, Colorado	916,045
Burlington, Massachusetts	693,846
Farnborough (Guillemount Park), England	320,000
Linlithgow, Scotland	423,070
Menlo Park, California	1,022,008
Newark, California	1,404,309
Santa Clara, California	816,240

Total	5,621,513

At June 30, 2005, we had no offices under construction, however we have approximately 1.2 million square feet of facilities available for future construction. We continually evaluate our facility requirements in light of our business needs and stage the future construction accordingly. In addition, we own approximately 38 acres of undeveloped land in Austin, Texas.

Starting in fiscal 2001, we began to vacate properties in the U.S. and internationally. Of the properties that were vacated under all facility exit plans, 3.3 million square feet remain vacant or sub-leased of which 1.2 million square feet are under sub-lease to non-Sun businesses and 2.1 million square feet are vacant.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders of Sun during the fourth quarter of fiscal 2005.

PART II

ITEM 5. MARKET	FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq National Market under the symbol “SUNW”. As of September 6, 2005, there were approximately 22,503 stockholders of record and the closing price of Sun’s common stock was $3.84 per share as reported by The Nasdaq National Market.

The following table sets forth for the fiscal periods indicated the high and low sale prices for our common stock as reported by The Nasdaq National Market:

	Fiscal 2005		Fiscal 2004
	High	Low	High	Low
First Quarter	$4.33	$3.29	$5.18	$3.39
Second Quarter	5.62	3.93	4.59	3.14
Third Quarter	5.65	3.87	5.93	3.87
Fourth Quarter	4.16	3.42	5.12	3.64

No cash dividends were declared or paid in fiscal 2005 or 2004. We anticipate retaining available funds to finance future growth and have no present intention to pay cash dividends.

ITEM 6.    SELECTED FINANCIAL DATA(1)

The following information has been restated to reflect adjustments that are further discussed in the “Restatement—Explanatory Note” in the forepart of this Form 10-K and in Note 2 “Restatement of Financial Statements” to our Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our restated Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

	Fiscal Years Ended June 30,
	2005		2004		2003		2002		2001
	Dollars	%	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(Restated)
	(In millions, except per share amounts)
Net revenues	$11,070	100.0	$11,185	100.0	$11,434	100.0	$12,496	100.0	$18,250	100.0
Cost of sales	6,481	58.5	6,669	59.6	6,492	56.8	7,580	60.7	10,040	55.0

Gross margin	4,589	41.5	4,516	40.4	4,942	43.2	4,916	39.3	8,210	45.0
Operating expenses:
Research and development	1,785	16.1	1,926	17.2	1,837	16.1	1,832	14.7	2,016	11.0
Selling, general and administrative	2,919	26.4	3,317	29.7	3,329	29.1	3,806	30.5	4,445	24.4
Restructuring charges	262	2.4	344	3.1	371	3.2	517	4.1	75	0.4
Impairment of goodwill and other intangible assets	—	—	49	0.4	2,125	18.6	6	—	1	—
Goodwill amortization	—	—	—	—	—	—	—	—	285	1.6
Purchased in-process research and development	—	—	70	0.6	4	—	3	—	77	0.4

Total operating expenses	4,966	44.9	5,706	51.0	7,666	67.0	6,164	49.3	6,899	37.8

Operating income (loss)	(377)	(3.4)	(1,190)	(10.6)	(2,724)	(23.8)	(1,248)	(10.0)	1,311	7.2
Gain (loss) on equity investments, net	6	—	(64)	(0.6)	(84)	(0.7)	(99)	(0.8)	(90)	(0.5)
Interest and other income, net	133	1.2	94	0.8	155	1.3	299	2.4	363	2.0
Settlement income	54	0.5	1,597	14.3	—	—	—	—	—	—

Income (loss) before taxes	(184)	(1.7)	437	3.9	(2,653)	(23.2)	(1,048)	(8.4)	1,584	8.7
Provision (benefit) for income taxes	(77)	(0.7)	825	7.4	731	6.4	(461)	(3.7)	603	3.3
Cumulative effect of change in accounting principle, net	—	—	—	—	—	—	—	—	(54)	(0.3)

Net income (loss)	$(107)	(1.0)	$(388)	(3.5)	$(3,384)	(29.6)	$(587)	(4.7)	$927	5.1

Net income (loss) per common share—basic	$(0.03)		$(0.12)		$(1.06)		$(0.18)		$0.28
Net income (loss) per common share—diluted(1)	$(0.03)		$(0.12)		$(1.06)		$(0.18)		$0.27
Shares used in the calculation of net income (loss) per common share—basic	3,368		3,277		3,190		3,242		3,234
Shares used in the calculation of net income (loss) per common share—diluted(1)	3,368		3,277		3,190		3,242		3,417

	As of June 30,
	2005		2004		2003		2002		2001
			(Restated)		(Restated)
Cash, cash equivalents and marketable debt securities	$7,524		$7,608		$5,741		$5,864		$6,171
Total assets(2)	$14,190		$14,805		$13,295		$16,522		$18,181
Long-term debt	$1,123		$1,432	(3)	$1,531		$1,654	(3)	$1,565
Other non-current obligations(2)	$1,083	(4)	$1,460	(4)	$642	(4)	$202	(4)	$884	(4)

(1)	Share and per share amounts for all periods presented have been adjusted to reflect stock splits through June 30, 2005.
(2)	Certain amounts from prior years, relating to deferred income taxes, have been changed to conform to the current year presentation.
(3)	Includes approximately $257 million and $205 million classified as current portion of long-term debt as of June 30, 2004 and 2002, respectively.
(4)	Includes deferred settlement income from Microsoft as of June 30, 2005 and 2004, long-term tax liabilities as of June 30, 2005, 2004 and 2001 and long-term restructuring liabilities for all periods presented.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes to Previously Announced Fiscal 2005 Fourth Quarter and Annual Results

Subsequent to the July 26, 2005 announcement of our preliminary fourth quarter and full fiscal year results for 2005, we have made certain adjustments to our reported results. These adjustments resulted in a reduction in fourth quarter net income and an increase in full fiscal year net loss for 2005 of $51 million. These adjustments principally related to an increase in our tax provision of $33 million to correct computational errors that were identified through a control procedure that was performed subsequent to the date of our earnings release and an increase in our commission and other accruals of $18 million due in part to the receipt of more accurate information.

In addition, having fully reviewed the impact of accounting adjustments recorded in fiscal 2005, we have restated our consolidated financial statements for fiscal 2004 and 2003, and the quarters of fiscal 2005 with respect to errors related to, our accounting for deferred taxes in certain foreign jurisdictions as well as the aggregate effect of corrections to provisions for State and foreign tax returns and withholding taxes. The adjustments associated with these corrections in our accounting for taxes decreased our previously announced net income for the fourth quarter for fiscal 2005 by $23 million, offset by the correction of $3 million of pretax inter-quarter accounting adjustments. These adjustments further increased our previously announced net loss for fiscal year 2005 by $45 million.

Set forth below is a reconciliation of the July 26, 2005 announcement of our preliminary results press release to amounts reported in this Annual Report on Form 10-K which reflects the above mentioned adjustments (in millions, except per share amounts):

	Three Months Ended June 30, 2005			Year Ended June 30, 2005
	Previously Announced	Net Change	Reported in Annual Report on Form 10-K	Previously Announced	Net Change	Reported in Annual Report on Form 10-K
Operating loss	$(100)	$(15)	$(115)	$(359)	$(18)	$(377)
Loss before taxes	(69)	(15)	(84)	(166)	(18)	(184)
Benefit from income taxes	(190)	(56)	(134)	(155)	(78)	(77)
Net income (loss)	121	(71)	50	(11)	(96)	(107)
Net income (loss) per common share—basic and diluted	$0.04		$0.01	$(0.00)		$(0.03)

Restatement of Financial Statements

We have restated our historical fiscal 2004 and 2003 consolidated financial statements for the cumulative impact of errors in accounting for deferred taxes in certain foreign jurisdictions totaling $41 million and for corrections to provisions for State and foreign tax returns and withholding taxes of $4 million. These errors were identified in the third and fourth quarters of fiscal 2005. In addition, as a result of evaluating certain pre-tax accounting adjustments recorded throughout fiscal year 2005, we restated the previously reported quarters of fiscal 2005.

The determination to restate these consolidated financial statements was made as a result of our assessment that these tax items, although immaterial to the consolidated financial statements for fiscal 2004 and 2003, would be considered material to the consolidated financial statements for the full fiscal year and previously reported quarters of 2005.

The adjustments associated with the above corrections in our accounting for taxes reduced our net loss by $45 million or net loss per share by $0.01 in fiscal 2003 and had no net impact on the previously reported annual net loss for fiscal 2004, but did result in restatements to our previously filed quarterly financial information for fiscal 2004.

The information included in this Form 10-K sets forth the effects of the Restatement on the previously reported financial statements of operations for fiscal 2004 and 2003 and the affected quarters of 2005 and 2004.

Further information on the nature and impact of these adjustments to fiscal year 2004 and 2003 as well as the impact to our quarterly financial information for fiscal 2005 and 2004 is provided in Note 2, “Restatement of Financial Statements,” to our consolidated financial statements. The impact of the restatement on the results of operations for fiscal years 2004 and 2003 is shown in the table below (in millions, except per share amounts):

	Fiscal Years Ended June 30,
	2004	2003
		(Restated)
Impact of adjustments to provision for (benefit from) income taxes	$—	$(45)

Net loss—as previously reported	$(388)	$(3,429)
Impact of restatement	—	45

Net loss—as restated	$(388)	$(3,384)

Net loss per share—basic and diluted—as previously reported	$(0.12)	$(1.07)
Impact of restatement	—	0.01

Net loss per share—basic and diluted—as restated	$(0.12)	$(1.06)

Executive Overview

Sun provides network computing infrastructure solutions that include Computer Systems (hardware and software), Network Storage systems (hardware and software), Support services, and Client solutions and Educational services (formerly known as Professional and Knowledge services). Sun’s solutions are based on major Sun technology innovations such as the Java™ platform, the Solaris Operating System (Solaris OS), Sun Java products, the N1™ Grid architecture and the SPARC® microprocessor technology, as well as other widely deployed technologies such as the Linux operating system and Opteron microprocessor-based systems. Our network computing infrastructure solutions are used in a wide range of technical/scientific, business and engineering applications in industries such as telecommunications, government, financial services, manufacturing, education, retail, life sciences, media and entertainment, transportation, energy/utilities and healthcare. We sell end-to-end networking architecture platform solutions, including products and services, in most major markets worldwide through a combination of direct and indirect channels.

During the fourth quarter of fiscal 2005, we experienced a year over year decrease in total net revenues of approximately $136 million or 4.4%, which included a favorable foreign currency impact of approximately 2%. For the full fiscal year 2005, as compared with fiscal 2004, we experienced a decrease in total net revenues of approximately $115 million or 1.0%. Our Products net revenue for the fourth quarter and full fiscal year 2005 was unfavorably impacted by competition and a continuing market shift in overall computer system demand away from our data center servers towards the use of entry-level servers. This decrease was partially offset by an increase in Client solutions and Educational services revenue.

During the fourth quarter of fiscal 2005, we experienced a year over year increase in gross margin of approximately $7 million or 2.0 percentage points. For the full fiscal year 2005, as compared with fiscal 2004, we experienced an overall increase in gross margin of approximately $73 million or 1.1 percentage points. Our Products gross margin during the fourth quarter of fiscal 2005 increased 1.3 percentage points, primarily due to manufacturing and component cost reductions partially offset by the unfavorable impact of discounting and pricing actions. Our Products gross margin during the full fiscal year 2005 decreased by $113 million or 0.3 percentage points, primarily due to planned list price reductions, sales discounting actions and the impact of our patent related settlement with Kodak, partially offset by supply chain restructuring and component cost reductions. Our Services gross margin during the fourth quarter of fiscal 2005 increased by $38 million or 3.6 percentage points and during the full fiscal year 2005 increased $186 million or 3.6 percentage points, primarily due to the favorable impact of our improved utilization, cost reductions and productivity measures. This increase was partially offset by a fourth quarter adjustment associated with spares and fixed asset amortization of $20 million.

During fiscal 2005, as compared with fiscal 2004, our research and development expenses decreased $141 million and our sales, general and administrative expenses decreased $398 million, primarily due to our on-going cost reduction and productivity improvement initiatives. In fiscal 2005, we continued to reduce our on-going cost structure by reducing our global workforce, consolidating our global property portfolio and taking other expense reduction measures. Our fiscal 2005 results included $262 million of restructuring charges related to these activities and we expect to record additional charges over the next several quarters.

During fiscal 2005, we recorded a net tax benefit of $77 million. This benefit included a $213 million tax benefit arising from adjustments to our income tax reserves resulting from the conclusion of both a U.S. income tax audit and a foreign income tax audit and a benefit of $69 million related to the impact of a change in the U.S.-Dutch withholding tax treaty. This was offset by a tax expense of $205 million on income generated in certain foreign jurisdictions and adjustments for the differences between estimated amounts recorded and actual liabilities resulting from the filing of prior periods’ tax returns.

During fiscal 2005, our operating activities provided cash flows of $369 million. Our focus on cash management remains a top priority and we plan to continue to drive improvement in our cash conversion cycle. We ended the fourth quarter of fiscal 2005 with a cash conversion cycle of 30 days, an improvement of 10 days from June 30, 2004. At June 30, 2005 we had a total cash, cash equivalents and marketable debt securities balance of approximately $7.5 billion, which will be impacted by our first quarter of fiscal 2006 acquisitions of Storage Technology Corporation (StorageTek) and SeeBeyond Technology Corporation (SeeBeyond). See Note 18 to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

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

Revenue Recognition

As discussed in Note 3 to our Consolidated Financial Statements, we enter into agreements to sell hardware, software, services and multiple deliverable arrangements that include combinations of products and/or services. Additionally, while the majority of our sales transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting including: (1) whether an arrangement exists; (2) how the arrangement consideration should be allocated among the deliverables if there are multiple deliverables; (3) when to recognize revenue on the deliverables; and (4) whether undelivered elements are essential to the functionality of delivered elements. In addition, our revenue recognition policy requires an assessment as to whether collectibility is probable, which requires us to evaluate the creditworthiness of our customers. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition.

We recognize revenue as work progresses on fixed price professional services contracts when we can reliably evaluate progress to completion. We perform periodic analyses of these contracts in order to determine if the applicable estimates regarding total revenue, total cost and the extent of progress toward completion require revision. For fixed price professional services contracts, when the current estimates of total contract revenue and contract cost indicate a loss, the estimated loss is recognized in the period the loss becomes evident. Changes in assumptions underlying these estimates and costs could materially impact the timing of revenue recognition and loss recognition.

Channel Partners selling our high-volume products generally carry Sun products as inventory, if our revenue recognition criteria are met, we recognize revenue when we sell to the Channel Partners. Channel Partners selling our high-end products generally purchase our products at the time an end-user is identified. The revenue we recognize associated with channel sales transactions requires us to make estimates in several areas including: (1) creditworthiness of the Channel Partner; (2) the amount of credits we will give for subsequent changes in our price list (i.e., price protection); (3) the amount of credits we will give for additional discounts in certain competitive transactions (i.e., margin protection); (4) the amount of stock rotation; and (5) the likelihood of returns. We reduce revenue in these areas using assumptions that are based on our historical experience. Changes in these assumptions could require us to make significant revisions to our estimates that could materially impact the amount of net revenue recognized.

Goodwill

We review goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In testing for a potential impairment of goodwill, we: (1) allocate goodwill to the various Sun businesses to which the acquired goodwill relates; (2) estimate the fair value of those Sun businesses to which goodwill relates based on future expected discounted cash flows; and (3) determine the carrying value (book value) of those businesses, as some of the assets and liabilities related to those businesses, such as property and equipment and accounts receivable, are not held by those businesses but by functional departments (for example, our Global Sales Organization and Worldwide Operations organization). Prior to this allocation of the assets to the reporting units, we are required to assess long-lived assets for impairment in accordance with Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Furthermore, if the estimated fair value is less than the carrying value for a particular business, then we are required to estimate the fair value of all identifiable assets and liabilities of the business, in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Only after this process is completed is the amount of any goodwill impairment determined.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the businesses with recognized goodwill for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these businesses. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to these businesses over their estimated remaining useful lives. In addition, we make certain judgments about allocating shared assets such as accounts receivable and property and equipment to the balance sheet for those businesses. We also consider our market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date we perform the analysis.

We performed our fiscal 2005 annual goodwill impairment analysis in the fourth quarter of fiscal 2005. Based on our estimates of forecasted discounted cash flows as well as our market capitalization, at that time, we concluded that our goodwill was not impaired. At June 30, 2005, our remaining goodwill had a net book value of $441 million.

We may incur charges for impairment of goodwill in the future if the net book value of our operating reporting units exceeds the estimated fair value. If we incur future impairments to our goodwill, it would have an adverse impact on our future earnings.

Other Intangible Assets

SFAS 144 is the authoritative standard on the accounting for the impairment of other intangible assets. In accordance with SFAS 144 and our internal accounting policy, we perform tests for impairment of intangible assets other than goodwill (Other Intangible Assets) semi-annually and whenever events or circumstances suggest that Other Intangible Assets may be impaired. In fiscal 2005, we performed our impairment analysis, and determined that no impairment charges were necessary.

At June 30, 2005, we had Other Intangible Assets with a carrying value of approximately $141 million. These Other Intangible Assets consist primarily of $113 million in acquisition-related intangible assets and $28 million in intangible assets primarily associated with patent licenses acquired through our settlement with Kodak. To evaluate potential impairment, SFAS 144 requires us to assess whether the future cash flows related to these assets will be greater than their carrying value at the time of the test. Accordingly, while our cash flow assumptions are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to our Other Intangible Assets over their respective estimated useful lives. For example, if we reduced the estimated useful life of all intangible assets as of June 30, 2005, by one year or reduced the projected cash flows by 20%, up to $36 million of our Other Intangible Assets would be considered to be impaired and we would be required to recognize an impairment based on the difference between the fair value of these Other Intangible Assets and their carrying value.

We are required to periodically evaluate our Other Intangible Assets balances for impairments. If we incur impairments to our Other Intangible Assets, it would have an adverse impact on our future earnings.

Restructuring

We have engaged and may continue to engage in restructuring actions and activities associated with productivity improvement initiatives and expense reduction measures, which require us to make significant estimates in several areas including: 1) realizable values of assets made redundant, obsolete or excess; 2) expenses for severance and other employee separation costs; 3) the ability to generate sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated; and 4) other costs. The amounts we have accrued represent our best estimate of the obligations we expect to incur in connection with these actions, but could be subject to change due to various factors including market conditions and the outcome of negotiations with third parties. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted. For a full description of our restructuring actions, refer to our discussion of restructuring charges and workforce rebalancing efforts in the Results of Operations section. Any additional restructuring actions could have an adverse impact on our operating results in the period in which any such action is taken.

Equity Investments in Privately-Held Companies

Our investments in privately-held companies are made as part of Sun’s strategic equity investment strategy. Our strategy is to invest up to certain authorized amounts in companies developing products, markets and services that are strategic to Sun’s business and technology. These equity investments are generally made in connection with a round of financing with other third-party investors. At June 30, 2005, we had approximately $26 million of equity investments in privately-held companies. As our equity investments generally do not permit us to exert significant influence or control over the entity in which we are investing, these amounts generally represent our cost of the investment, less any adjustments we make when we determine that an investment’s net realizable is other than temporarily impaired as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115).

The process of assessing whether a particular equity investment is other than temporarily impaired requires a significant amount of judgment. In making this judgment, we carefully consider the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes, and competition. This valuation process is based primarily on information that we request from these privately-held companies. This information is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies, and as such, the reliability and accuracy of the data may vary. Based on our evaluation, we recorded net impairment charges, which are reflected in gain (loss) on equity investments, net in the accompanying Consolidated Statements of Operations, related to our investments in privately-held companies of $15 million, $67 million and $72 million in fiscal years 2005, 2004 and 2003, respectively.

Estimating whether our investments in privately-held, early-stage technology companies are other than temporarily impaired is inherently subjective and may contribute to significant volatility in our reported results of operations. If we incur additional other than temporary impairments to our equity investments in privately-held companies, it could have an adverse impact on our future earnings.

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

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction by jurisdiction basis. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. Cumulative losses incurred in the U.S. and certain foreign jurisdictions in recent years represented sufficient negative evidence to require valuation allowances in these jurisdictions, which we intend to maintain until sufficient positive evidence exists to support reversal of the valuation allowance. Future reversals or increases to our valuation allowance could have a significant impact on our future earnings.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R. SFAS 123R is effective for our first quarter of fiscal 2006. We have selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards’ vesting periods. We expect that the adoption of SFAS 123R will have a material impact on our results of operations. However, uncertainties, including our future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense that we will incur in future periods will be similar to the SFAS 123 pro forma expense disclosed in Note 3 to the Consolidated Financial Statements. In addition, the amount of stock-based compensation expense to be incurred in future periods will be reduced by our acceleration of certain unvested and “out-of-the-money” stock options in fiscal 2005 as disclosed in Note 15 to the Consolidated Financial Statements.

See Note 3 to the Consolidated Financial Statements for a description of certain other recent accounting pronouncements including the expected dates of adoption and effects on our results of operations and financial condition.

RESULTS OF OPERATIONS

Net Revenues

For the fiscal year ended June 30,

(dollars in millions, except revenue per employee dollars in thousands)

	2005	Change	2004	Change	2003
Computer Systems products	$5,826	(0.5)%	$5,854	(6.2)%	$6,243
Network Storage products	1,300	(13.4)%	1,501	(3.2)%	1,550

Products net revenue	$7,126	(3.1)%	$7,355	(5.6)%	$7,793
Percentage of total net revenues	64.4%	(1.4) pts	65.8%	(2.4) pts	68.2%
Support services	$3,031	1.1%	$2,999	5.5%	$2,844
Client solutions and Educational services	913	9.9%	831	4.3%	797

Services net revenue	$3,944	3.0%	$3,830	5.2%	$3,641
Percentage of total net revenues	35.6%	1.4 pts	34.2%	2.4 pts	31.8%
Total net revenues	$11,070	(1.0)%	$11,185	(2.2)%	$11,434

Services contract penetration rate(1)	52.7%	8.4 pts	44.3%	8.2 pts	36.1%

Revenue per employee(2)	$342	9.3%	$313	2.0%	$307
(1)	The services contract penetration rate is calculated by dividing the number of Computer Systems and Network Storage products under a Support service contract by the installed base. Systems under a Support service contract represents the total number of systems under an active Support service contract as of the last day of a fiscal quarter. Installed base is defined as the total number of units in active use, which is calculated by measuring the number of units shipped against our estimate of the product’s useful life. These estimates range between three and five years, varying by product, and are a function of system type, product complexity, degree of self-support attributes, the level of criticality to a customer and the average selling price. By its nature, the Services contract penetration rate is an approximation. We use this metric to assess the performance of the Support services business as it measures, through an estimation process, our ability to capture an ongoing revenue stream from the products we sell.

(2)	Revenue per employee is calculated by dividing the revenue during the period by the average number of employees during the period, including contractors. We use this as a measure of our productivity.

Due to the generally weakened U.S. dollar during fiscal 2005 and 2004, our total net revenues were favorably impacted by foreign currency exchange rates as compared with fiscal 2004 and 2003, respectively. The net foreign currency impact to our total net revenues is difficult to precisely measure. However, our best estimate of the foreign exchange rate impact in fiscal 2005 as compared with fiscal 2004, approximated a benefit of 2% of Products net revenue and a benefit of 4% of Services net revenue. Our best estimate of the foreign exchange benefit in fiscal 2004 as compared with fiscal 2003, approximated a benefit of 3% of Products net revenue and a benefit of 6% of Services net revenue.

Products Net Revenue

Products net revenue consists of revenue generated from the sale of Computer Systems and Network Storage products.

During fiscal 2005, as compared with fiscal 2004, Computer Systems revenue decreased, primarily due to reduced sales of our data center servers resulting from intense competition and a continuing market shift in overall computer system demand towards the usage of our lower-priced entry level servers. The decrease in Computer Systems revenue was partially offset by increased unit sales of our entry level servers, which included servers running on our SPARC and AMD’s Opteron processors. During fiscal 2005, as compared with fiscal 2004, Network Storage revenue decreased due to intense competition and reduced sales of our entry level and data center storage systems and low-end storage components, which were only partially offset by increased unit sales of our mid-range storage systems.

During fiscal 2004, as compared with fiscal 2003, our Computer Systems and Network Storage products net revenue decreased, primarily as a result of an intensely competitive environment. While our unit shipments for both Computer

Systems and Network Storage systems increased as compared with fiscal 2003, we responded to competitive pressures for both product groups with price reductions, which negatively impacted our revenue. Network Storage products revenue was impacted to a lesser degree than Computer Systems products revenue during fiscal 2004, as Network Storage products revenue benefited from our focus on including storage products as an element of our solution-based selling strategy.

Services Net Revenue

Services net revenue consists of revenue generated from Support services, Client solutions and Educational services.

Support services revenue consists primarily of maintenance contract revenue, which is recognized ratably over the contract period and represents approximately 77%, 78% and 78% of services net revenue in fiscal 2005, 2004 and 2003, respectively. During fiscal 2005, as compared with fiscal 2004, Support services net revenue increased due to the benefit of foreign exchange and an increase in the number of systems under a Support services contract. These increases were substantially offset by competitive pricing pressures. The increase in the number of systems under a Support services contract is primarily due to our continuing emphasis on our solution-based selling strategy, which includes Support services as an essential element of a sale. The 8.4 percentage point increase in the services contract penetration rate is due to a continued increase in the systems under contract and a decrease in the estimate of the number of active systems that comprise the installed base.

During fiscal 2004, as compared with fiscal 2003, excluding the benefit of foreign currency exchange rates, the increase in Support Services net revenue was primarily due to renewing contracts with existing customers and entering into a higher percentage of Support services contracts with new products sales. The impact of the increase in the number of systems under an active Support service contract was substantially offset by competitive pricing pressures, a change in the mix towards maintenance contracts sold or renewed with reduced service levels and a shift in product sales mix to a greater proportion of low-end products, which are typically sold with reduced levels of services.

Client solutions and Educational services revenue consists primarily of revenue generated from professional services such as technical consulting that helps our customers plan, implement, and manage distributed network computing environments. The overall increase in Client solutions and Educational services revenues during fiscal 2005, as compared with fiscal 2004, was largely due to revenue recognized on a significant solution sale in the United Kingdom and our solution-based selling strategy internationally, particularly in EMEA.

During fiscal 2004, as compared with fiscal 2003, excluding the benefit of foreign currency exchange rates, the factors contributing to the overall increase in Client solutions and Educational services revenue included a combination of higher Client solutions services revenues, resulting primarily from the success of our solution-based selling strategy in certain countries within EMEA in the fiscal year, partially offset by a reduction in customers’ discretionary spending related to Educational services and, to a lesser extent, the decline in new product revenues.

Net Revenues by Geographic Area

For the fiscal year ended June 30,

(dollars in millions)

	2005	Change	2004	Change	2003
U.S.	$4,392	(7.9)%	$4,768	(5.5)%	$5,048
Percentage of net revenues	39.7%	(2.9) pts	42.6%	(1.5) pts	44.1%
Americas — Other (Canada and Latin America)	$590	5.0%	$562	3.5%	$543
Percentage of net revenues	5.3%	0.3 pts	5.0%	0.2 pts	4.8%
EMEA (Europe, Middle East and Africa)	$4,152	5.3%	$3,942	4.2%	$3,783
Percentage of net revenues	37.5%	2.2 pts	35.3%	2.2 pts	33.1%
APAC (Asia, Australia and New Zealand)	$1,936	1.2%	$1,913	(7.1)%	$2,060
Percentage of net revenues	17.5%	0.4 pts	17.1%	(0.9) pts	18.0%
International revenues	$6,678	4.1%	$6,417	0.5%	$6,386
Percentage of net revenues	60.3%	2.9 pts	57.4%	1.5 pts	55.9%
Total net revenues	$11,070	(1.0)%	$11,185	(2.2)%	$11,434

United States (U.S.)

During fiscal 2005, as compared with fiscal 2004, net revenues in the U.S. declined primarily due to a decrease in products net revenue. In the U.S., our sales mix has traditionally included a higher proportion of product sales, which has contributed to the challenge in growing revenue in this geographic market as we continue to experience intense competitive pressures, especially in selling our high-end server products in certain key sectors. In the government and telecommunications sector, we continue to experience intense competition and reduced spending in certain areas which have traditionally been sources of relative competitive strength. During fiscal 2005, increased merger and acquisition activity in the telecommunication sector correlated to reduced customer spending in key accounts. Partially offsetting the decline in net revenue from the government and telecommunications sectors during fiscal 2005, was year over year growth in sales to our Wall Street financial services customer base.

During fiscal 2004, as compared with fiscal 2003, our net revenues in the U.S. declined primarily as the result of an intensely competitive environment. Although difficult to accurately quantify, our fiscal 2004 product transition from UltraSPARC III to UltraSPARC IV may have impacted revenue in the U.S. to a greater extent than other regions as the mix of products sold in the U.S. product market included a higher proportion of products undergoing the transition to UltraSPARC IV.

The following table sets forth net revenues in geographic markets contributing significantly to changes in international net revenues during the last three fiscal years ended June 30:

(dollars in millions)

	2005	Change	2004	Change	2003
United Kingdom	$1,000	5.8%	$945	11.3%	$849
Germany(1)	$877	5.9%	$828	(6.7)%	$887
Japan	$730	(4.2)%	$762	(18.6)%	$936
Central and North EMEA(2)	$708	4.9%	$675	2.3%	$660

(1)	Beginning in fiscal 2005, all periods presented have been adjusted to exclude Austria from the Germany geographic market.

(2)	CNE consists primarily of Finland, Norway, Sweden, the Netherlands, Belgium, Luxembourg and Switzerland. In prior quarterly and annual reports we included an international area called “Northern Europe” that consisted of Finland, Norway, Sweden, the Netherlands, Belgium, Luxembourg, Eastern European countries and Russia. The results for Eastern European countries and Russia have moved to another geographic market. This change to CNE reflects the manner in which we manage our international operations.

United Kingdom (U.K.)

During fiscal 2005, as compared with fiscal 2004, net revenues in the U.K. increased due to our solution-based selling approach as well as overall growth in the U.K. economy and the benefit of foreign currency exchange rates. These increases were offset by a continuing market shift in overall computer system demand towards the use of entry-level servers. Our revenue mix in the U.K. included a higher proportion of services revenues when compared to other geographic markets such as the U.S. and Japan, which contributed to our overall revenue growth in this geographic market for the fiscal year. The government sector primarily contributed to the increase in revenue during fiscal 2005, as compared with fiscal 2004, and included $62 million of revenue recognized in the first quarter of fiscal 2005, related to the first phase of a multi-year, solution-based sale to a health care services provider.

During fiscal 2004, as compared with fiscal 2003, total net revenues in the majority of our products and service categories continued to grow in the U.K., primarily due to the benefit of foreign currency exchange rates and overall growth in the U.K. economy, which resulted in increased sales activity in certain key vertical markets such as financial services.

Germany

During fiscal 2005, as compared with fiscal 2004, net revenues in Germany increased due to the benefit of foreign currency exchange rates and the benefits arising from certain elements of our strategic alliance with Fujitsu. These increases were partially offset by intense competition, the weak demand for our data center servers and a challenging macroeconomic environment. Despite these challenges, the government sector remained a source of overall revenue strength during fiscal 2005.

During fiscal 2004, as compared with fiscal 2003, we experienced lower revenues in Germany, primarily due to a decreased number of major infrastructure solution deals during fiscal 2004, an increase in the length of sales cycles and intense product competition in a challenging economic environment.

Japan

During fiscal 2005, as compared with fiscal 2004, net revenues in Japan decreased, primarily due to a decrease in Products net revenue, partially offset by a slight increase in Support services and Client solutions revenues and the benefit of foreign currency exchange rates. The decrease in Products net revenue in Japan is primarily a result of the implementation of certain elements of our broad-based strategic alliance with Fujitsu. As noted above, the revenue impact of this alliance in Japan was offset by other financial benefits received. Irrespective of the impact of the Fujitsu alliance in Japan, the actions we initiated in fiscal 2004 to adjust to the intense competitive business environment have contributed towards stabilization of this geographic market’s revenue.

During fiscal 2004, as compared with fiscal 2003, we experienced a decline in revenue in Japan due to intense competitive pressures in a challenging Japanese economic environment. This negatively impacted our overall share of the server market and in particular sales of our high-end server products. In Japan we took certain actions in fiscal 2004, which included a change in management and implementation of a plan to reduce our future costs, to adjust to the intensely competitive business environment.

Central and Northern Europe (CNE)

During fiscal 2005, as compared with fiscal 2004, net revenues in CNE increased primarily due to increases in both Products and Client solutions revenues. The increase in net revenue occurred in a variety of sectors and across the majority of products and services categories that, in part, can be attributed to the success of our solution-based sales approach in this geographic market.

In CNE, the increase in our total net revenues in fiscal 2004, as compared to fiscal 2003, was primarily a result of the favorable foreign currency impact and an improving CNE telecommunications sector.

Gross Margin

For the fiscal year ended June 30,

(dollars in millions)

	2005	Change	2004	Change	2003
Products gross margin	$2,952	(3.7)%	$3,065	(11.2)%	$3,451
Percentage of products net revenue	41.4%	(0.3) pts	41.7%	(2.6) pts	44.3%
Services gross margin	$1,637	12.8%	$1,451	(2.7)%	$1,491
Percentage of services net revenue	41.5%	3.6 pts	37.9%	(3.1) pts	41.0%
Total gross margin	$4,589	1.6%	$4,516	(8.6)%	$4,942
Percentage of net revenues	41.5%	1.1 pts	40.4%	(2.8) pts	43.2%

Products Gross Margin

Our products gross margin percentage is influenced by numerous factors including product volume and mix, pricing, geographic mix, foreign currency exchange rates, the mix between sales to resellers and end-users, third-party costs (including both raw material and manufacturing costs), warranty costs and charges related to excess and obsolete inventory. Many of these factors influence, or are interrelated with, other factors. As a result, it is difficult to precisely quantify the impact of each item individually. Accordingly, the following quantification of the reasons for the change in the products gross margin percentage is an estimate only.

During fiscal 2005, as compared with fiscal 2004, our products gross margin percentage decreased by 0.3 percentage points due to planned list price reductions and sales discounting actions of approximately 5 percentage points, changes in product mix to a greater proportion of lower-margin products of approximately 1 percentage point and the impact of our settlement with Kodak of approximately 1 percentage point. Offsetting these decreases were cost reductions due to supply chain restructuring, product cost engineering and continued use of dynamic bidding events, which collectively benefited gross margin by approximately 6 percentage points.

During fiscal 2004, as compared with fiscal 2003, the 2.6 percentage points decrease in our products gross margin percentage was primarily due to planned list-price reductions and sales discounting actions of approximately 7 percentage points and changes in product mix to a greater proportion of lower-margin products of approximately 1 percentage point. These decreases were partially offset by manufacturing and component cost reductions benefiting products gross margin of approximately 6 percentage points, which primarily consisted of reductions in platform specific costs and lower costs of certain commodities including CPU boards, drives and removables.

Services Gross Margin

Our services gross margin percentage is influenced by numerous factors including services mix, pricing, geographic mix, foreign currency exchange rates, resource requirements and third-party costs. Many of these factors influence, or are interrelated with, other factors. As a result, it is difficult to precisely quantify the impact of each item individually. Accordingly, the following quantification of the reasons for the change in the services gross margin percentage is an estimate only.

During fiscal 2005, as compared with fiscal 2004, our services gross margin increased by 3.6 percentage points due to revenue volume efficiencies of approximately 3 percentage points and costs savings associated with renegotiated contracts with our partners and our workforce reductions of approximately 2 percentage points. These increases were partially offset by the negative impact of increased costs associated with a change in services mix to a higher proportion of Client solutions with lower margins of approximately 1 percentage point.

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

Operating Expenses

For the fiscal year ended June 30,

(dollars in millions)

	2005	Change	2004	Change	2003
Research and development	$1,785	(7.3)%	$1,926	4.8%	$1,837
Percentage of net revenues	16.1%	(1.1) pts	17.2%	1.1 pts	16.1%
Selling, general and administrative	$2,919	(12.0)%	$3,317	(0.4)%	$3,329
Percentage of net revenues	26.4%	(3.3) pts	29.7%	0.6 pts	29.1%
Restructuring charges	$262	(23.8)%	$344	(7.3)%	$371
Percentage of net revenues	2.4%	(0.7) pts	3.1%	(0.1) pts	3.2%
Impairment of goodwill and other intangible assets	$—	(100)%	$49	(97.7)%	$2,125
Percentage of net revenues	—%	(0.4) pts	0.4%	(18.2) pts	18.6%
Purchased in-process research and development	$—	(100)%	$70	N/M	$4
Percentage of net revenues	—%	(0.6) pts	0.6%	0.6 pts	—%
Total operating expenses	$4,966	(13.0)%	$5,706	(25.6)%	$7,666
N/M — Not meaningful

Research and Development (R&D) Expenses

During fiscal 2005, as compared with fiscal 2004, R&D expenses decreased by $141 million, primarily due to $125 million in cost savings associated with workforce reductions, $50 million in cost savings associated with discretionary and outside services spending and an $18 million decrease in depreciation and amortization. These decreases were partially offset by a $38 million increase in compensation costs associated with salaries and bonuses and a $10 million increase in prototype expenses associated with new product introductions.

During fiscal 2004, as compared with fiscal 2003, R&D expenses increased by $89 million primarily due to a $77 million increase in compensation costs associated with acquisitions and annual salary adjustments in effect since the third quarter of fiscal 2003 and a $29 million increase in variable compensation costs. These increases were partially offset by a decrease of $15 million in depreciation and amortization.

We believe that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems, software, and microprocessor development, as well as continue to enhance existing products.

Selling, General and Administrative (SG&A) Expenses

During fiscal 2005, as compared with fiscal 2004, SG&A expenses decreased by $398 million primarily due to $263 million in cost savings associated with workforce reductions, $107 million in occupancy cost savings associated with facilities exit actions, $56 million in reductions in legal costs, a $48 million decrease in depreciation and amortization and $22 million in reductions in marketing costs. These decreases were partially offset by a $66 million increase in compensation costs associated with salaries and bonuses.

During fiscal 2004, as compared with fiscal 2003, SG&A expenses decreased by $12 million primarily due to an $82 million decrease in depreciation and capital related costs, a $79 million reduction in discretionary spending in areas such as information technology and marketing, and $32 million in savings associated with facilities exits. These decreases were partially offset by a $61 million increase in legal costs associated with settlements as well as various on-going legal proceedings, a $52 million increase in variable compensation, including commissions and bonuses, $38 million in workforce rebalancing efforts and $24 million in compensation costs, which includes the impact of exchange rates and annual salary adjustments in effect since the third quarter of fiscal 2003, offset by workforce reduction actions.

We are continuing to focus our efforts on achieving additional operating efficiencies by reviewing and improving upon our existing business processes and cost structure.

Restructuring Charges and Workforce Rebalancing Efforts

In accordance with SFAS 112 “Employers’ Accounting for Post Employment Benefits” (SFAS 112) and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146) or, for actions prior to December 31, 2002, EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” we recognized a total of $262 million, $344 million and $371 million in restructuring charges in fiscal 2005, 2004 and 2003, respectively.

We estimated the cost of exiting and terminating our facilities leases by referring to the contractual terms of the agreements and by evaluating the current real estate market conditions. In addition, we have estimated sublease income by evaluating the current real estate market conditions or, where applicable, by referring to amounts being negotiated. As of June 30, 2005, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $85 million. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon the commercial real estate market conditions in certain geographies at the time we perform our evaluations or negotiate the lease termination and sublease arrangements with third parties. The amounts we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change.

The following describes restructuring actions we have initiated over the past five fiscal years:

Restructuring Plan V

In June 2005, we implemented a workforce reduction and in July 2005, we committed to a facility exit plan (Restructuring Plan V).  In a continuing effort to improve our cost structure and improve operating efficiencies, we plan to reduce our workforce by approximately 1,000 employees across certain employee levels, business functions, operating units, and geographic regions. In addition, we plan to eliminate excess facility capacity in light of revised facility requirements. In fiscal 2005, we recognized a total of $44 million in charges associated with Restructuring Plan V, which consisted solely of workforce reduction charges. We anticipate recording additional charges related to our workforce and facilities reductions over the next several quarters, the timing of which will depend upon the timing of notification of the employees leaving Sun as determined by local employment laws and as we exit facilities.

In addition, we anticipate incurring additional charges associated with productivity improvement initiatives and expense reduction measures. The total amount and timing of these charges will depend upon the nature, timing, and extent of these future actions.

Restructuring Plan IV

In March 2004, we implemented a plan to reduce our cost structure and improve operating efficiencies by reducing our workforce, exiting facilities, and implementing productivity improvement initiatives and expense reduction measures (Restructuring Plan IV). This plan included reducing our workforce by at least 3,300 employees across all levels, business functions, operating units, and geographic regions. Through the end of fiscal 2005, we reduced our workforce by approximately 4,150 employees under this plan. This plan also included eliminating excess facility capacity in light of revised facility requirements and other actions. In fiscal 2004, we recognized $343 million in total charges, consisting of $215 million in workforce reduction charges and $128 million in excess facility charges. During fiscal 2004, the charge relating to the consolidation of excess facilities included:

•	$95 million of estimated future obligations for non-cancelable lease payments (net of estimated sublease income of $35 million) and/or termination fees resulting from exiting excess rental facilities; and

•	$33 million for the impairment of property and equipment (primarily leasehold improvements) for which there are insufficient cash flows to support the carrying cost. The property and equipment impairment was determined based on the difference between the assets’ estimated fair value and their carrying value.

Under this plan to date, we have recognized $551 million in charges, consisting of $290 million in workforce reduction charges and $261 million in excess facility charges.

All facilities relating to the amounts accrued under this restructuring plan were exited by June 30, 2005.

As of June 30, 2005, substantially all employees to be terminated as a result of the restructuring had been notified. While most of the severance and related fringe benefits have been paid, in accordance with local employment laws, we expect to pay the remaining restructuring accrual related to severance over the next few quarters.

Restructuring Plan III

In October 2002, we implemented a workforce reduction and facility exit plan (Restructuring Plan III). The goal of this plan was to reduce costs and improve operating efficiencies. We implemented the plan by reducing our workforce by approximately 3,200 employees across all employee levels, business functions, operating units, and geographic regions and eliminating excess facility capacity in light of revised facility requirements. During fiscal 2003, we recognized $308 million in total charges, consisting of $176 million in workforce reduction and $132 million in excess facility charges. During fiscal 2003, the charge relating to the consolidation of excess facilities included:

•	$114 million of estimated future obligations for non-cancelable lease payments and/or termination fees resulting from exiting excess rental facilities; and

•	$18 million for the impairment of property and equipment (primarily leasehold improvements) for which there are insufficient cash flows to support the carrying cost. The property and equipment impairment was determined based on the difference between the assets’ estimated fair value and their carrying value.

Under this plan to date, we have recognized $302 million in restructuring charges, consisting of $169 million in workforce reduction charges and $133 million in excess facility charges.

All facilities relating to the amounts accrued under this restructuring plan were exited by June 30, 2004.

Restructuring Plan II

In the second quarter of fiscal 2002, we implemented a workforce reduction and facility exit plan (Restructuring Plan II). The goal of the restructuring was to reduce costs and improve operating efficiencies. Specifically, we reduced our workforce by approximately 9% (or 3,400 employees and 500 contractors) across all employee levels, business functions, operating units, and geographic regions and eliminated excess facilities in light of revised facility requirements. During fiscal 2002, we recognized $511 million in total charges, consisting of $146 million in workforce reduction and $365 million in excess facility charges.

Under this plan to date, we have recognized $533 million in restructuring charges, consisting of $144 million in workforce reduction charges and $389 million in excess facility charges.

All facilities relating to the amounts accrued under the restructuring were exited by December 31, 2002.

Facility Exit Plan I

In the fourth quarter of fiscal 2001, we elected to exit certain building leases and discontinue certain building projects. We incurred approximately $75 million in facility exit costs associated with this decision. As a result of the continued deterioration of certain commercial real estate markets, we reduced our sublease income assumptions and, accordingly, recorded additional charges of $33 million and $26 million in fiscal 2003 and fiscal 2002, respectively, to reflect these changes in our estimates.

The following table sets forth an analysis of the restructuring accrual activity for the fiscal years ended June 30, 2005, 2004 and 2003 (in millions):

	Restructuring Plan V	Restructuring Plan IV		Restructuring Plan III		Restructuring Plan II		Facility Exit Plan I	Total
	Severance and Benefits	Severance and Benefits	Facilities Related and Other	Severance and Benefits	Facilities Related	Severance and Benefits	Facilities Related	Facilities Related
Balance as of June 30, 2002	$—	$—	$—	$—	$—	$19	$169	$53	$241
Severance and benefits	—	—	—	176	—	—	—	—	176
Accrued lease costs	—	—	—	—	114	—	—	—	114
Property and equipment impairment	—	—	—	—	18	—	—	—	18
Provision adjustments	—	—	—	(4)	(4)	(2)	40	33	63

Total restructuring charges	—	—	—	172	128	(2)	40	33	371
Cash paid	—	—	—	(148)	(5)	(17)	(31)	(26)	(227)
Non-cash	—	—	—	—	(13)	—	3	—	(10)

Balance as of June 30, 2003	—	—	—	24	110	—	181	60	375
Severance and benefits	—	215	—	—	—	—	—	—	215
Accrued lease costs and other	—	—	95	—	—	—	—	—	95
Property and equipment impairment	—	—	33	—	—	—	—	—	33
Provision adjustments	—	—	—	(3)	(3)	—	—	7	1

Total restructuring charges	—	215	128	(3)	(3)	—	—	7	344
Cash paid	—	(49)	(6)	(21)	(19)	—	(28)	(23)	(146)
Non-cash	—	—	(34)	1	2	—	—	1	(30)

Balance as of June 30, 2004	—	166	88	1	90	—	153	45	543
Severance and benefits	44	83	—	—	—	—	—	—	127
Accrued lease costs	—	—	111	—	—	—	—	—	111
Property and equipment impairment	—	—	16	—	—	—	—	—	16
Provision adjustments	—	(8)	6	—	8	—	4	(2)	8

Total restructuring charges	44	75	133	—	8	—	4	(2)	262
Cash paid	—	(204)	(47)	(1)	(20)	—	(28)	(17)	(317)
Non-cash	—	—	(17)	—	(1)	—	—	—	(18)

Balance as of June 30, 2005	$44	$37	$157	$—	$77	$—	$129	$26	$470

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. Our accrual as of June 30, 2005 for facility-related leases (net of anticipated sublease income) will be paid over their respective lease terms through fiscal 2023. As of June 30, 2005, $178 million of the total $470 million accrual for workforce reductions and facility-related leases was classified as current accrued liabilities and other and the remaining $292 million was classified as other non-current obligations.

The above restructuring charges are based on estimates that are subject to change. Changes to the previous estimates have been reflected as “Provision adjustments” on the above table in the period the changes in estimates were made.

Workforce Rebalancing Efforts

Prior to the initiation of our Restructuring Plan IV, we had initiated certain workforce rebalancing efforts during the first six months of fiscal 2004. As a result, we incurred $55 million of separation costs during this period. Approximately $3 million, $14 million and $38 million of these separation costs were included in cost of sales, research and development and selling, general and administrative expenses, respectively. During fiscal 2005 and fiscal 2004, we paid $1 million and $54 million in cash, respectively.

Impairment of Goodwill and Other Intangible Assets

Impairment of Goodwill

We performed our annual goodwill impairment analyses in the fourth quarter of each of fiscal 2005, 2004 and 2003. In addition, in October 2002, based on a combination of factors, particularly: (1) our then current and projected operating results; (2) our decision to reduce our workforce and eliminate excess facility space; and (3) our then current market capitalization, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded goodwill balance was impaired. Based on our estimates of forecasted discounted cash flows as well as our market capitalization, at each of these dates, we concluded that goodwill impairment charges of none, $49 million and $2,027 million were necessary in fiscal 2005, 2004 and 2003, respectively.

Impairment charges taken during fiscal 2004 related to the goodwill in our Educational services reporting unit. The lower discounted cash flows attributable to our Educational services reporting unit in fiscal 2004 were primarily due to a decrease in revenue and gross margin, mostly resulting from the end-of-life of new enterprise learning platform licensing and hosting agreements, as well as reduced expectations for other products. Educational services revenues declined in fiscal 2004 by approximately 16% as compared to fiscal 2003. In measuring the amount of goodwill impairment, we estimated the fair value of the reporting unit based on our estimates of forecasted discounted cash flows as well as our market capitalization and concluded it was negative. Any allocation of such negative fair value would have resulted in no implied value of the existing goodwill. As a result, we concluded that all of the recorded goodwill in the Educational services reporting unit was impaired and needed to be expensed as a non-cash charge to continuing operations during the fourth quarter of 2004. The resulting impairment charge of $49 million primarily related to goodwill acquired from our acquisitions of ISOPIA, Inc. of $39 million and Ed Learning Systems, Inc. of $7 million.

Impairment charges taken during fiscal 2003 related to the goodwill in our then Volume Systems and Network Storage reporting units, which were primarily related to goodwill acquired from our acquisition of Cobalt, Inc. When we performed our analysis in October 2002, the estimated fair value of our reporting units had decreased because our then current forecasted discounted cash flows and market capitalization were lower than at the time of our previous analysis. As required by SFAS 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of the reporting units to the tangible and intangible assets (other than goodwill) within these reporting units. Based on this allocation, we concluded that all of the recorded goodwill in the Volume Systems reporting unit ($1,566 million) and the Network Storage reporting unit ($461 million) was impaired and needed to be expensed as a non-cash charge to continuing operations during the second quarter of fiscal 2003. When we conducted our fiscal 2003 annual analysis in the fourth quarter of fiscal 2003, we concluded at that time that we did not have any impairment of goodwill based on our then forecasted discounted cash flows as well as our market capitalization.

We perform our goodwill impairment analysis at one level below the operating segment level as defined in SFAS 142. See Note 16 to the Consolidated Financial Statements for further detail. This analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists; and (2) measure the amount of impairment. SFAS 142 requires that we estimate the fair value of our reporting units as compared with their estimated book value. If the estimated fair value of a reporting unit is less than the estimated book value, then an impairment is deemed to have occurred. In estimating the fair value of our reporting units, we primarily use the income approach (which utilizes forecasted discounted cash flows to estimate the fair value of the reporting unit) and the market approach (which estimates fair value based on market prices for comparable companies). We also consider Sun’s total market capitalization as of each date on which we conclude an analysis is required, and our average market capitalization for a period of time prior to and subsequent to each date on which we conclude an analysis is required, to adequately consider the impact of volatility on our market capitalization on that day. As required by SFAS 142, prior to conducting our goodwill impairment analysis, we assess long-lived assets for impairment in accordance with SFAS 144.

Impairment of Other Intangible Assets

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

In accordance with SFAS 144 and our internal accounting policy, we performed semi-annual other intangible assets impairment analyses in the second and fourth quarters of each of our past three fiscal years. In addition, based on the same considerations outlined in the above discussion on goodwill, in October 2002, we concluded there were sufficient indicators to require us to assess whether a portion of our Other Intangible Assets was impaired. Based on our estimates of forecasted undiscounted cash flows at each of these dates, we concluded that other acquisition-related intangible asset impairment expenses of none were needed in fiscal 2005 and 2004 and $42 million in our then Product Group segment was necessary during fiscal 2003, to reduce our other acquisition-related intangible assets balance to its estimated fair value.

In-process Research and Development (IPRD)

IPRD expense of none, $70 million and $4 million in fiscal 2005, 2004 and 2003, respectively, is a result of in-process technologies associated with our acquisitions of: Pixo, Inc. (Pixo), Waveset Technologies, Inc. (Waveset), and Kealia, Inc. (Kealia) in fiscal 2004; and Pirus Networks, Inc. (Pirus) and Terraspring, Inc. (Terraspring) in fiscal 2003 (Acquired Companies). At the date of each acquisition noted above, the projects associated with the IPRD efforts had not yet reached technological feasibility and the IPRD had no alternative future uses. The IPRD associated with the acquisition of Waveset was less than $1 million. Accordingly, these amounts were expensed on the respective acquisition dates of each of the Acquired Companies. There was no IPRD associated with our fiscal 2005 acquisitions for the following reasons:

•	Acquisition of SevenSpace, Inc. (SevenSpace) — We acquired a services business with research and development activities that were primarily devoted to upgrades and enhancements to the existing product and service delivery protocol, rather than the development of new products.

•	Acquisition of certain assets of Procom Technology, Inc. (Procom) — We acquired intellectual property associated with Procom’s existing Netforce product line, certain tangible property, and certain employees. Research and development activity associated with the acquired intellectual property and employees was primarily devoted to sustaining the existing product, including bug fixes, platform integration, and competitive performance issues.

Also see Note 4 to the Consolidated Financial Statements for further discussion.

General Valuation

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

Valuation Assumptions

The following table summarizes the significant assumptions underlying the valuations related to the IPRD from each of the Acquired Companies in fiscal 2004 and 2003 (dollars in millions):

Acquired Company	IPRD	Estimated Cost to Complete Technology at Time of Acquisition	Percentage Completed at Time of Acquisition	Average Revenue Growth Rate	Percentage of Revenue
					Average COS	Average SG&A	Average R&D	Discount Rate Used
Fiscal 2004
Pixo	$1	$—	50%	21%	N/A	48%	2%	18%
Kealia	$69	$8	5%	37%	65%	20%	2%	35%
Fiscal 2003
Pirus	$3	$4	30%	15%	51%	31%	4%	22%
Terraspring	$1	$1	25%	23%	12%	22%	2%	31%

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

The following table provides information regarding the status of IPRD projects at the date of acquisition and as of June 30, 2005 (in millions):

Acquired Company/Business	Estimated Cost to Complete at Time of Acquisition	Actual Costs Incurred as of June 30, 2005	Actual/Expected Product Release Date
Pixo	$—	$1	Q2FY2005
Kealia	$8	$14.9	Q2FY2006
Pirus	$4	$—	N/A	(1)
Terraspring	$1	$—	N/A	(1)

(1)	Projects identified as IPRD when we acquired the company have been delayed since the acquisition and are not currently part of any specific project roadmap.

Except for the acquisitions discussed under Note 4 to the Consolidated Financial Statements, we believe that the projections we used in performing our valuations for each acquisition, are still valid in all material respects; however, we cannot offer assurance that the projected results will be achieved. We continue to make substantial progress related to the development and commercialization of acquired technologies. Although we have experienced delays in the completion of certain of our development efforts and their related commercialization, the expected total costs to complete such technologies have not materially increased, individually or in the aggregate, from our estimates at the time of the acquisitions. We periodically evaluate our product development timeline and modify our overall business plan in response to various factors. Modifications to our business plan include the reallocation of resources among various alternative development projects.

Gain (Loss) on Equity Investments, net

For the fiscal year ended June 30,

(dollars in millions)

	2005	Change		2004	Change	2003
Gain (loss) on equity investments, net	$6	N/M	*	$(64)	(23.8)%	$(84)
Percentage of net revenues	0.0%	0.6 pts		(0.6)%	0.1 pts	(0.7)%

*N/M — Not meaningful

Our equity investments portfolio primarily consists of investments in publicly traded and privately-held technology companies. The net gain on equity investments in fiscal 2005 of $6 million was comprised of investment gains of $22 million offset by investment losses of $16 million. Investment gains of $22 million for fiscal 2005 primarily related to the sale of certain equity investments and income from our joint ventures and venture capital fund investments. Investment losses on equity investments of $16 million for fiscal 2005, were primarily related to a decline in the value of our portfolio that was considered other than temporary. Investment gains of $22 million and $13 million in fiscal 2004 and 2003, respectively, primarily related to the valuation of warrants and the sale of certain marketable equity securities. Investment losses on equity investments of $86 million and $97 million in fiscal 2004 and 2003, respectively, were primarily related to a decline in the value of our portfolio that was considered other than temporary. See Note 3 to the Consolidated Financial Statements for further detail.

As of June 30, 2005, our equity investment portfolio of $76 million consisted of $34 million in marketable equity securities, $26 million in equity investments in privately-held companies and $16 million in investments in venture capital funds and joint ventures. The ongoing valuation of our investment portfolio remains uncertain and may be subject to fluctuations based on whether we participate in additional investment activity or as a result of the occurrence of events outside of our control.

Interest and Other Income, net

For the fiscal year ended June 30,

(dollars in millions)

	2005	Change	2004	Change	2003
Interest and other income, net	$133	41.5%	$94	(39.4)%	$155
Settlement income	54	(96.6)%	1,597	100.0%	—

Interest and other income, net	$187	(88.9)%	$1,691	N/M	$155
Percentage of net revenues	1.7%	(13.4) pts	15.1%	13.7 pts	1.4%

During fiscal 2005, as compared with fiscal 2004, interest and other income, net increased primarily due to higher cash and marketable debt securities balances throughout fiscal 2005 as a result of the settlement income received from Microsoft. During fiscal 2004, as compared with fiscal 2003, interest and other income, net decreased primarily due to the combination of lower interest rates and lower cash and marketable debt securities balances throughout fiscal 2004. During fiscal 2005, our loss on marketable debt securities, which is included in interest and other income, net, was increased by a $15 million impairment associated with our intent to liquidate a portion of our June 30, 2005 securities portfolio, due to our acquisition of StorageTek in the first quarter of fiscal 2006.

Our interest income and expense are sensitive primarily to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and marketable debt securities, which are predominantly short-term fixed income instruments. To better match the interest rate characteristics of our investment portfolio and our issued fixed-rate unsecured senior debt securities, we have entered into interest rate swap transactions so that the interest associated with these debt securities effectively becomes variable. The average duration of our portfolio of marketable debt securities was 0.68 years, 0.82 years and 0.72 years as of June 30, 2005, 2004 and 2003, respectively. In general, we would expect the volatility of this portfolio to decrease as its duration decreases.

On April 1, 2004, we entered into several agreements with Microsoft, including an agreement to settle all pending litigation between the two companies, a patent covenant and stand-still agreement, and a technical collaboration agreement. As further described in Note 13 to the Consolidated Financial Statements, based on the agreements with Microsoft we received $54 million and $1,950 million in cash in fiscal 2005 and 2004, respectively, recognized $54 million and $1,597 million in settlement income during fiscal 2005 and 2004, respectively, and deferred $350 million in fiscal 2004 as other non-current obligations until the earlier of usage of the royalties by Microsoft or such time as all our obligations have been met. In fiscal 2004, we also deferred $3 million in connection with our obligation to provide technical support in the terms of technical collaboration agreement, which is being amortized to income over the ten year term of the agreement.

Income Taxes

For the fiscal year ended June 30,

(dollars in millions)

	2005	Change		2004	Change	2003
						(Restated)
Provision for (benefit from) income taxes	$(77)	N/M	*	$825	12.9%	$731

*N/M — Not meaningful

During fiscal 2005, we recorded a net tax benefit of $77 million. This benefit included a $213 million tax benefit arising from adjustments to our income tax reserves resulting from the conclusion of both a U.S. income tax audit and a foreign income tax audit and a benefit of $69 million related to the impact of a change in the U.S.-Dutch withholding tax treaty. This was offset by a tax expense of $205 million on income generated in certain foreign jurisdictions and adjustments for the differences between estimated amounts recorded and actual liabilities resulting from the filing of prior periods’ tax return. For details regarding the Restatement, see “Restatement—Explanatory Note” in the forepart of this Form 10-K.

The tax expense for fiscal 2004 was due primarily to taxes on income generated from the Microsoft settlement, an increase in the valuation allowance for U.S. and Japan deferred tax assets and income generated in certain foreign jurisdictions and adjustments for the difference between estimated amounts recorded and actual liabilities resulting from the filing of prior years’ tax returns.

In fiscal 2004, we recorded a non-cash charge of approximately $300 million to increase our valuation allowance for our deferred tax assets. This valuation allowance was determined in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are realizable; such assessment is required on a jurisdiction-by-jurisdiction basis. Cumulative losses incurred in recent years represented sufficient negative evidence under SFAS 109 to record a valuation allowance against the deferred tax assets in the U.S. and Japan.

The tax expense for fiscal 2003 was due primarily to the increase in our valuation allowance and the non-deductibility of goodwill impairment.

We currently have provided a full valuation allowance on our U.S. deferred tax assets and a full or partial valuation allowance on certain foreign deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance. Likewise, the occurrence of negative evidence with respect to our foreign deferred tax assets could result in an increase to the valuation allowance. Our income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to our valuation allowance.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

As of and for the fiscal year ended June 30,

(dollars in millions)

	2005	Change	2004	Change	2003
			(Restated)		(Restated)
Cash and cash equivalents	$2,051	$(90)	$2,141	$126	$2,015
Marketable debt securities	5,473	6	5,467	1,741	3,726

Total cash, cash equivalents and marketable debt securities	$7,524	$(84)	$7,608	$1,867	$5,741

Percentage of total assets	53.0%	1.6 pts	51.4%	8.2 pts	43.2%

Cash provided by operating activities	$369	$(1,857)	$2,226	$1,189	$1,037
Cash used in investing activities	(425)	1,886	(2,311)	(1,783)	(528)
Cash provided by (used in) financing activities	(34)	(245)	211	729	(518)

Net increase (decrease) in cash and cash equivalents	$(90)	$(216)	$126	$135	$(9)

Changes in Cash Flow

During fiscal 2005, our operating activities generated cash flows of $369 million, which is $1,857 million lower than the cash flows provided by operating activities during fiscal 2004, primarily due to $1,950 million received in fiscal 2004 related to our settlement with Microsoft. The following items significantly impacted our cash provided by operating activities during fiscal 2005:

•	Net loss of $107 million included non-cash charges of approximately $486 million, which included depreciation and amortization of $671 million, offset by $315 million of deferred taxes;

•	Payments towards severance and facilities restructuring liabilities totaling $317 million; and

•	Payments of approximately $180 million to the Internal Revenue Services related to tax examinations for tax returns filed in the fiscal years 1997 through 2000.

The reasons for certain changes in our working capital are discussed further in the cash conversion cycle section below.

During fiscal 2005, our cash used in investing activities of $425 million was primarily attributable to capital and spares purchases of $347 million and cash used for acquisitions of $95 million. Cash used in financing activities of $34 million was primarily attributable to a $252 million principal payment of our Senior Notes and other borrowings outstanding in the first quarter of fiscal 2005, partially offset by $218 million of proceeds from the sale of common stock.

During fiscal 2004, our operating activities generated cash flows of $2,226 million, which is $1,189 million higher than the cash flows provided by operating activities during fiscal 2003. The following items significantly impacted our cash provided by operating activities during fiscal 2004:

•	Net loss of $388 million included non-cash charges of approximately $1,620 million, which included $730 million of depreciation and amortization and $620 million of deferred taxes;

•	Receipt of $1,950 million related to the settlement with Microsoft;

•	Payments towards severance and facilities restructuring liabilities totaled $146 million; and

•	Services contracts deferred revenues increase of $271 million.

In fiscal 2004, our $2,100 million use of cash for investing and financing activities was primarily attributable to the $1,820 million in purchases, net of proceeds from sales and maturities, of marketable debt securities and also includes $320 million in capital and spares purchases and $201 million paid for acquisitions during the period, which were offset by $239 million in proceeds from the issuance of our common stock.

We have experienced positive cash flow from operations for the last 16 fiscal years, and anticipate being able to continue to generate positive cash flow from operations unless competition intensifies and we are unable to increase our revenues and gross margins faster than we are able to reduce our costs of operations. Based on our current plan of record, we expect to generate positive cash flow from operations for the full fiscal year ending June 30, 2006, although there can be no assurance of this.

For the quarter ended June 30,

(dollars in millions)

	2005	Change	2004	Change	2003
Days sales outstanding (DSO)(1)	68	—	68	4	72
Days of supply in inventory (DOS)(2)	22	—	22	—	22
Days payable outstanding (DPO)(3)	(60)	10	(50)	2	(48)

Cash conversion cycle	30	10	40	6	46

Inventory turns-products only	9.3	(0.5)	9.8	1.2	8.6

(1)	DSO measures the number of days it takes, based on a 90-day average, to turn our receivables into cash.
(2)	DOS measures the number of days it takes, based on a 90-day average, to sell our inventory.
(3)	DPO measures the number of days it takes, based on a 90-day average, to pay the balances of our accounts payable.

We ended the fourth quarter of fiscal 2005 with a cash conversion cycle of 30 days, an improvement of 10 days from June 30, 2004. The cash conversion cycle is the duration between purchase of inventories and services and the collection of the cash for the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of days sales outstanding (DSO) added to days of supply in inventories (DOS), reduced by days payable outstanding (DPO). DSO and DOS remained relatively flat from June 30, 2004. However, inventories decreased $33 million from June 30, 2004 and our products inventory turn rate remained relatively flat at 9.3 turns at June 30, 2005 from 9.8 turns at June 30, 2004. Inventory turns is annualized and represents the number of times product inventory is replenished during the year. Inventory management will continue to be an area of focus as we balance the need to maintain sufficient inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements. DPO improved 10 days and accounts payable increased $110 million from June 30, 2004 due to negotiation of more favorable terms with our vendors.

We ended the fourth quarter of fiscal 2004 with a cash conversion cycle of 40 days, an improvement of 6 days from June 30, 2003. DSO decreased 4 days due to improved linearity and increased collection activity for service contract renewals from the June 30, 2003 levels. DOS remained unchanged from June 30, 2003. DPO increased as a result of negotiation of more favorable terms with our vendors.

Completed Acquisitions

Our acquisition activities have historically addressed research and development, technology, and product development needs and opportunities with respect to our existing technology roadmap and product development plans. As a result, our acquisitions consummated prior to June 30, 2005, have not typically been made to directly supplement revenue growth, and have not historically represented acquisitions of material revenue streams.

We consummated two acquisitions during fiscal 2005. On January 10, 2005, we acquired SevenSpace, a privately-held company based in Ashburn, Virginia, by means of a merger pursuant to which we paid approximately $46 million in cash for all of the outstanding shares of capital stock of SevenSpace. In addition, all outstanding options to purchase SevenSpace capital stock were exchanged for options to purchase our common stock. SevenSpace delivered remote system monitoring and management across heterogeneous environments, including enterprise applications, databases, operating systems, and network devices, and will enhance our managed services offerings by adding support for non-Sun platforms. On June 9, 2005, we acquired rights to the Network Attached Storage (NAS) software intellectual property, certain tangible property, and certain employees of Procom for approximately $50 million in cash. We acquired these assets from Procom in order to strengthen our existing NAS product offerings and to accelerate the development of our next-generation NAS solutions.

See Note 4 of our Consolidated Financial Statements for a detailed discussion of completed acquisitions and Note 18 for a discussion of the acquisitions we completed subsequent to June 30, 2005 that will impact our liquidity. During the first quarter of fiscal 2006, we paid approximately $4.0 billion and $362 million in cash to the stockholders of the acquired companies, StorageTek and SeeBeyond, respectively. The $4.0 billion in cash paid for StorageTek was partially funded through the use of approximately $1.0 billion in cash held by StorageTek at the time of acquisition.

Stock Repurchases

From time to time, our Board of Directors approves common stock repurchase programs allowing management to repurchase shares of our common stock in the open market pursuant to price-based formulas. In February 2001, we announced our intention to acquire up to $1.5 billion of our outstanding common stock under a stock repurchase program authorized by our Board of Directors. Under the February 2001 program, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including our projected cash flow requirements, our return to sustained profitability and our share price. During the fiscal years ended June 30, 2005 and 2004, we did not repurchase common stock under our repurchase program. All prior repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. As of June 30, 2005, approximately $230 million of the $1.5 billion authorized remains unused and available for repurchase.

Borrowings

Our $1.1 billion Senior Notes outstanding are due at various times between August 2006 and August 2009. The Senior Notes are subject to compliance with certain covenants that do not contain financial ratios. We are currently in compliance with these covenants. If we failed to be in compliance with these covenants, the trustee of the Senior Notes or holders of not less than 25% in principal amount of the Senior Notes would have the ability to demand immediate payment of all amounts outstanding. See Note 10 to our Consolidated Financial Statements for further detail.

Contractual Obligations and Certain Contingencies

The following table summarizes our contractual obligations at June 30, 2005 (in millions):

Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 4-5 Years	Payments Due After 5 Years
Senior Notes	$1,050	$—	$500	$550	$—
Non-cancelable operating leases	$1,116	$236	$332	$236	$312
Asset retirement obligations	$41	$13	$9	$7	$12

The Senior Notes consist of $500 million (due on August 15, 2006 and bearing interest at 7.5%) and $550 million (due on August 15, 2009 and bearing interest at 7.65%). Interest on the Senior Notes is payable semi-annually. We may redeem all or any part of any tranche of the Senior Notes at any time at a price equal to 100% of the principal plus accrued and unpaid interest in addition to an amount determined by a quotation agent, representing the present value of the remaining scheduled payments. We have hedged against the risk of changes in fair value associated with our fixed rate Senior Notes by entering into fixed-to-variable interest rate swap agreements, designated as fair value hedges, of which eight are outstanding, with a total notional amount of $1.1 billion as of June 30, 2005. Due to these interest rate swap agreements, the interest associated with the Senior Notes effectively becomes variable.

Our asset retirement obligations arise from leased facilities where we have contractual commitments to remove leasehold improvements and return the property to a specified condition when the lease terminates.

Through the normal course of our business, we purchase or place orders for the necessary components of our products from various suppliers and have also committed to purchase certain outsourced services where we would incur a penalty if the agreement was canceled prior to a contractual minimum term. We estimate that our contractual obligations at June 30, 2005 were $501 million due in less than 1 year from June 30, 2005. This amount does not include contractual obligations recorded on the balance sheet as current liabilities. In addition, we have a contractual obligation under the terms of our strategic alliance with Fujitsu, whereby we have committed to buy Fujitsu products with a list price of $230 million within the first twelve months following full implementation of Sun’s distribution of Fujitsu products and approximately $265 million during the second twelve months following full implementation of Sun’s distribution of Fujitsu products, at a predetermined discount from list price, depending upon the type of product purchased. Contractual obligations for the purchase of goods or services are comprised of agreements that are enforceable and legally binding on Sun and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the appropriate timing of the transactions. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within a short time.

See Note 18 of our Consolidated Financial Statements for a discussion of acquisitions completed subsequent to June 30, 2005 that will impact our liquidity.

Sun is insured by nationally recognized insurers for certain potential liabilities, including worker’s compensation, general liability, automotive liability, employer’s liability, errors and omissions liability, employment practices liability, property, cargo and crime and directors and officers liability. We have self-insured between $2 million and $25 million per occurrence on these lines of coverage. Sun performs an annual actuarial analysis to develop an estimate of amounts to be paid for both claims reported and potential losses on activities that have occurred but have not yet been reported. Loss accruals were $33 million and $27 million as of June 30, 2005 and 2004, respectively.

During the normal course of our business, we issue guarantees and letters of credit to numerous third-parties and for various purposes such as lease obligations and state and local governmental agencies requirements. At June 30, 2005, we had approximately $18 million of outstanding financial letters of credit.

In the normal course of business, we may enter into contractual arrangements under which we may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on behalf of Sun or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have not been material.

In addition, we have uncommitted lines of credit aggregating approximately $477 million. No amounts were drawn from these lines of credit as of June 30, 2005. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

We are currently under examination by the IRS for tax returns filed in fiscal years 2001 through 2002. Although the ultimate outcome is unknown, we have reserved for potential adjustments that may result from the current examination and we believe that the final outcome will not have a material affect on our results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of the federal, state and foreign income tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

In fiscal 2005, the General Services Administration (GSA) began auditing our records under the schedule contracts it had with us to verify our compliance with various contract provisions from October 1997 to February 2005. If the audit determines that we did not comply with such provisions, we may be required to pay the GSA a potential settlement. We have made a preliminary assessment of our exposure for such amounts potentially due and such assessment is reflected in our fiscal 2005 consolidated financial statements. The exact date for completion of the audit and the subsequent negotiation process is unknown and may not be concluded for several quarters.

Off-Balance-Sheet Arrangements

As of June 30, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents in subsidiaries for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. Accordingly, in addition to the approximately $2,051 million in cash and cash equivalents, at June 30, 2005 we had approximately $5,473 million in marketable debt securities that were available for shorter-term requirements, such as future operating, financing and investing activities, for a total cash and marketable debt securities position of approximately $7,524 million. However, at June 30, 2005, approximately $1,095 million of this balance represented earnings generated from operations domiciled in foreign tax jurisdictions that were designated as permanently invested in the respective tax jurisdictions. Should we decide to repatriate these earnings, we would be required to accrue and pay additional taxes to repatriate these funds. Deposits in foreign countries of approximately $520 million are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. In addition, we are currently reviewing the provisions of the American Jobs Creation Act of 2004, and have not completed our evaluation of its impact to Sun.

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

On April 28, 2005, our Board of Directors approved the acceleration of vesting of certain unvested and “out-of-money” stock options with exercise prices equal to or greater than $6.00 per share previously awarded to our employees, including our executive officers and directors, under our equity compensation plans. The acceleration of vesting was effective for stock options outstanding as of May 30, 2005. Options to purchase approximately 45 million shares of common stock or 18% of our outstanding unvested options were accelerated. The weighted-average exercise price of the options subject to the acceleration was $14.85. The purpose of the acceleration was to enable us to avoid recognizing compensation expense associated with these options in future periods in our Consolidated Statements of Operations upon adoption of SFAS 123R in July 2005. We also believe that because the options that were accelerated had exercise prices in excess of the then-current market value of our common stock, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention.

As of June 30, 2005, the total outstanding options held by the five most highly compensated executive officers identified in our 2005 Proxy Statement (the “Named Executive Officers”) amounted to approximately 29 million or 5.2% of the approximately 557 million outstanding options held by all employees. For a given year, the percentage of options granted to the Named Executive Officers is calculated by comparing the options granted to such executives to net options granted as noted below.

The following table illustrates the grant dilution, exercise dilution and the net cash outlay for our stock repurchase programs associated with our stock option program (in millions, except percentages):

	2005	2004	2003	2002	2001
Shares outstanding at beginning of year	3,602	3,587	3,537	3,536	3,495
Less treasury stock outstanding at beginning of year	(266)	(351)	(303)	(288)	(301)

Net shares outstanding	3,336	3,236	3,234	3,248	3,194

Grants and assumptions	87	111	115	119	124
Less option cancellations	(97)	(54)	(58)	(35)	(18)

Net option grants	(10)	57	57	84	106

Grant dilution	(0.3)%	1.8%	1.8%	2.6%	3.3%

Options exercised	36	41	26	28	63
Less shares repurchased	—	—	(126)	(62)	(52)

Net shares issued (repurchased)	36	41	(100)	(34)	11

Exercise dilution	1.1%	1.3%	(3.1)%	(1.0)%	0.3%

Cost of shares repurchased	$—	$—	$499	$554	$1,123
Less proceeds from options exercised	(103)	(103)	(46)	(78)	(202)
Less tax benefit from options exercised	(25)	(4)	(9)	(98)	(816)

Net cash (inflow) outflow	$(128)	$(107)	$444	$378	$105

Options granted to the five (seven in fiscal 2004) most highly compensated executive officers	3.3	5.5	2.3	3.8	2.9

Options granted to the Named Executive Officers as a percentage of options granted and assumed during the year(1)	3.8%	5.0%	2.0%	3.2%	2.3%

Options granted to the Named Executive Officers as a percentage of options granted and assumed net of cancellations during the year(1)	N/M *	9.6%	4.0%	4.5%	2.7%

*	N/M — Not meaningful
(1)	Includes 5 Named Executive Officers for 2005 and 7 Named Executive Officers for 2004 and includes an extraordinary grant of 1,000,000 shares to Mr. Schwartz in connection with his promotion to President and Chief Operating Officer in April 2004.

Options Granted During Fiscal 2005 to our Named Executive Officers

Name	Number of Options Granted	Weighted Average Exercise Price
Scott G. McNealy	1,250,000	$3.79
Jonathan I. Schwartz	800,000	$3.79
Crawford W. Beveridge	400,000	$3.79
Stephen T. McGowan	400,000	$3.79
Gregory M. Papadopoulos	400,000	$3.79

NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Our auditors, Ernst & Young LLP, perform the following non-audit services that have been pre-approved by our Audit Committee of the Board of Directors: expatriate tax and relocation services, international and U.S. tax planning and compliance services, and tax due diligence for acquisitions. Starting in fiscal 2004, our expatriate officers no longer received tax services, including personal tax return preparation, from Ernst & Young LLP. In addition, for fiscal 2005 we selected another firm to perform expatriate tax and relocation services and are in the process of transitioning these services from Ernst & Young LLP.

During fiscal 2005, Ernst & Young LLP notified the audit committee of Sun’s Board of Directors that certain non-audit work it performed in Japan, Saudi Arabia and Greece raised questions regarding Ernst & Young LLP’s independence with respect to its performance of audit services.

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

One of our business strategies is to derive a competitive advantage and a resulting enhancement of our gross margins from our investment in innovative new technologies which customers value. As a result, as a percentage of total net revenues, we incur higher fixed R&D costs than many of our competitors. To the extent that we are unable to develop and sell products with attractive gross margins in sufficient volumes, our earnings may be materially and adversely affected by our cost structure. We continue to add new products to our entry-level server product line that are offered at a lower price point and, accordingly, provide us with a lower gross margin percentage than our products as a whole. Although our strategy is to sell these products as part of overall systems which include other products with higher gross margin percentages, to the extent that the mix of our overall revenues represented by sales of lower gross margin products increases, as it did during much of fiscal 2005, our gross margins and earnings may be materially and adversely affected.

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

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that our customers choose to buy. If we are unable to develop new products, our business and operating results could be adversely affected. We must quickly develop, introduce, and deliver in quantity new, complex systems, software, and hardware products and components. These include products that incorporate our UltraSPARC IV architecture and the Solaris Operating System (Solaris OS), the Java platform, Sun Java System portfolio and N1 Grid architecture, among others. The development process for these complicated products is very uncertain. It requires high levels of innovation from both our product designers and the suppliers of the components used in our products. The development process is also lengthy and costly. If we fail to accurately anticipate our customers’ needs and technological trends, or are otherwise unable to complete the development of a product on a timely basis, we will be unable to introduce new products into the market on a timely basis, if at all, and our business and operating results would be materially and adversely affected.

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

The competitive advantage we derive from controlling the development of our Solaris operating system may be reduced now that it has been released as open source software.

We have released our Solaris OS to the open source development community as open source software under an open source license. Although open source licensing models vary, generally open source software licenses permit the liberal copying, modification and distribution of a software program allowing a diverse programming community to contribute to the software. As a result of such release, there could be an impact on revenue related to our Solaris OS and we may no longer be able to exercise control over some aspects of the future development of the Solaris OS. In addition, the feature set and functionality of the Solaris OS may diverge from those that best serve our strategic objectives, move in directions in which we do not have competitive expertise or fork into multiple, potentially incompatible variations. We currently derive a significant competitive advantage from our development and licensing of Solaris and any of these events could reduce our competitive advantage or impact market demand for our products, software and services.

Our reliance on single source suppliers could delay product shipments and increase our costs.

We depend on many suppliers for the necessary parts and components to manufacture our products. There are a number of vendors producing the parts and components that we need. However, there are some components that can only be purchased from a single vendor due to price, quality or technology reasons. For example, we currently depend on Texas Instruments for the manufacture of our UltraSPARC microprocessors and several other companies for custom integrated circuits. If we were unable to purchase on acceptable terms or experienced significant delays or quality issues in the delivery of necessary parts and/or components from a particular vendor and we had to find a new supplier for these parts and components, our new and existing product shipments could be delayed which could have a material adverse effect on our business, results of operations and financial conditions.

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

Because we may order components from suppliers in advance of receipt of customer orders for our products which include these components, we could face a material inventory risk.

As part of our component planning, we place orders with or pay certain suppliers for components in advance of receipt of customer orders. We occasionally enter into negotiated orders with vendors early in the manufacturing process of our microprocessors to make sure we have enough of these components for our new products to meet anticipated customer demand. Because the design and manufacturing process for these components is very complicated it is possible that we could experience a design or manufacturing flaw that could delay or even prevent the production of the components for which we have previously committed to pay. We also face the risk of ordering too many components, or conversely, not enough components, since supply orders are generally based on forecasts of customer orders rather than actual customer orders. In addition, in some cases, we make noncancelable order commitments to our suppliers for work-in-progress, supplier’s finished goods, custom sub-assemblies and Sun unique raw materials that are necessary to meet our lead times for finished goods. If we cannot change or be released from supply orders, we could incur costs from the purchase of unusable components, either due to a delay in the production of the components or other supplies or as a result of inaccurately predicting supply orders in advance of customer orders. Our business and operating results could be materially and adversely affected as a result of these increased costs.

Delays in product development or customer acceptance and implementation of new products and technologies could seriously harm our business.

Generally, the computer systems we sell to customers incorporate various hardware and software products that we sell, such as UltraSPARC microprocessors, various software elements, from the Solaris OS to the Java platform, Sun Java System portfolio, N1 Grid and Sun StorEdge array products. Any delay in the development, delivery or acceptance of key elements of the hardware or software included in our systems could delay our shipment of these systems. Delays in the development and introduction of our products may occur for various reasons.

In addition, if customers decided to delay the adoption and implementation of new releases of our Solaris OS this could also delay customer acceptance of new hardware products tied to that release. Implementing a new release of an operating environment requires a great deal of time and money for a customer to convert its systems to the new release. The customer must also work with software vendors who port their software applications to the new operating system and make sure these applications will run on the new operating system. As a result, customers may decide to delay their adoption of a new release of an operating system because of the cost of a new system and the effort involved to implement it. Such delays in product development and customer acceptance and implementation of new products could materially and adversely affect our business.

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

Our international customers and operations subject us to a number of risks.

Currently, more than half of our revenues come from international sales. In addition, a portion of our operations consists of manufacturing and sales activities outside of the U.S. Our ability to sell our products and conduct our operations internationally is subject to a number of risks. Local economic, political and labor conditions in each country could adversely affect demand for our products and services or disrupt our operations in these markets. We may also experience reduced intellectual property protection or longer and more challenging collection cycles as a result of different customary business practices in certain countries where we do business which could have a material adverse effect on our business operations and financial results. Currency fluctuations could also materially and adversely affect our business in a number of ways. Although we take steps to reduce or eliminate certain foreign currency exposures that can be identified or quantified, we may incur currency translation losses as a result of our international operations. Further, in the event that currency fluctuations cause our products to become more expensive in overseas markets in local currencies, there could be a reduction in demand for our products or we could lower our pricing in some or all of these markets resulting in reduced revenue and margins. Alternatively, a weakening dollar could result in greater costs to us for our overseas operations. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business in these jurisdictions. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs. In addition, we could be subject to regulations, fines and penalties for violations of import and export regulations. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices which violate such United States laws may be customary, will not take actions in violations of our policies. Such violations could result in penalties, including prohibiting us from exporting our products to one or more countries, and could materially and adversely affect our business.

Moreover, local laws and customs in many countries differ significantly from those in the U.S. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the United States. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices which violate such United States laws may be customary, will not take actions in violations of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.

Failure to successfully implement our global resourcing activities could adversely affect our results of operations.

We continuously seek to make our cost structure more efficient and focus on our core strengths. We continue to develop and implement our global resourcing strategy and operating model which includes activities that are focused on increasing workforce flexibility and scalability, and improving overall competitiveness by leveraging external talent and skills worldwide. To the extent we rely on partners or third party service providers for the provision of key business process functions, we may incur increased business continuity risks. We may no longer be able to exercise control over some aspects of the future development, support or maintenance of outsourced operations and processes, including the internal controls associated with those outsourced business operations and processes, which could adversely affect our business. If we are unable to effectively develop and implement our resourcing strategy due to, among other things, data protection contractual or regulatory compliance issues, we may not realize cost structure efficiencies and our operating and financial results could be materially and adversely affected. In addition, if we are unable to effectively utilize or integrate and interoperate with external resources or if our partners or third party service providers experience business difficulties or are unable to provide business process services as anticipated, we may need to seek alternative service providers or resume providing such business processes internally, which could be costly and time consuming and have a material adverse material effect on our operating and financial results.

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

Linearity.    Our quarterly sales have historically reflected a pattern in which a disproportionate percentage of such quarter’s total revenues occur in the last month and weeks and days of the quarter. This pattern can make prediction of revenues, earnings and working capital for each financial period difficult and uncertain and increase the risk of unanticipated variations in quarterly results and financial condition. Although we have seen more linearity in the timing of our revenues throughout recent quarters, there can be no assurance that we will not see a return to these historical patterns.

Foreign Currency Fluctuations.    As a large portion of our business takes place outside of the U.S., we enter into transactions in other currencies. Although we employ various hedging strategies, we are exposed to changes in exchange rates, which causes fluctuations in our quarterly operating results. See Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Exchange Risk.”

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

Goodwill and Other Intangible Assets.    We perform an analysis on our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. Goodwill is deemed to be impaired if the net book value of the reporting unit exceeds the estimated fair value. The impairment of a long-lived intangible asset is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset are less than the carrying value of the intangible asset we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value. We recognized an impairment charge of $49 million related to our goodwill during the fourth quarter of fiscal 2004 and an impairment charge of $2.1 billion related to our goodwill and other intangible assets during the second quarter of fiscal 2003. As of June 30, 2005, we had a goodwill balance of $441 million. Going forward we will continue to review our goodwill and other intangible assets for possible impairment. Any additional impairment charges could adversely affect our future earnings.

Income tax laws and regulations subject us to a number of risks and could result in significant liabilities and costs.

As a multinational corporation, we are subject to income taxes in both the U.S. and various foreign jurisdictions. Our domestic and foreign tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate. We are regularly subject to audits by tax authorities. While we believe we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and reallocate revenues and expenses resulting in additional taxes. We regularly review the likelihood of adverse outcomes resulting from these audits to determine if additional income taxes, penalties and interest would be assessed. There can be no assurance that the outcomes from these audits will not have an adverse effect on the Company’s results of operations in the period for which the review is made.

We are dependent on significant customers and specific industries.

Sales to General Electric Company (GE) and its subsidiaries in the aggregate accounted for approximately 16%, 14% and 11% of our fiscal 2005, 2004 and 2003 net revenues, respectively. More than 80% of the revenue attributed to GE was generated through GE subsidiaries acting as either a reseller or financier of our products. The vast majority of this revenue is from a single GE subsidiary, comprising 13%, 11% and 9% of net revenues in fiscal 2005, 2004 and 2003, respectively. This GE subsidiary acts as a distributor of our products to resellers who in turn sell those products to end users. No other customer accounted for more than 10% of net revenues. The revenues from GE are generated in the Product Group and Sun Services segments.

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

Our channel partners include distributors, original equipment manufacturers (OEMs), independent software vendors (ISVs), system integrators, service providers and resellers. We continue to see an increase in revenues via our reseller channel. We face ongoing business risks due to our reliance on our channel partners to maintain customer relationships and create customer demand with customers where we have no direct relationships. Should the effectiveness of our channel partners decline, we face risk of declining demand which could affect our results of operations.

Our business may suffer if it is alleged or found that we have infringed the intellectual property rights of others.

From time to time we have been notified that we may be infringing certain patents or other intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. Several pending claims are in various stages of evaluation. From time to time, we consider the desirability of entering into licensing agreements in certain of these cases. No assurance can be given that licenses can be obtained on acceptable terms or that litigation will not occur. In the event there is a temporary or permanent injunction entered prohibiting us from marketing or selling certain of our products, or a successful claim of infringement against us requiring us to pay royalties to a third party, and we fail to license such technology on acceptable terms and conditions or to develop or license a substitute technology, our business, results of operations or financial condition could be materially adversely affected. See Part I, Item 3, “Legal Proceedings” for further discussion.

Our acquisition and alliance activities could disrupt our ongoing business.

We expect to continue to make investments in companies, products, and technologies, either through acquisitions or investments or alliances. For example, we have purchased several companies in the past and have also formed alliances, such as our strategic relationship with Fujitsu for the development, manufacturing and marketing of server products and our OEM relationship with Hitachi Data Systems for the collaboration on, and delivery of, a broad range of storage products and services. We also rely on IT services partners and independent software developers to enhance the value to our customers of our products and services. Acquisitions and alliance activities often involve risks, including: (1) difficulty in assimilating the acquired operations and employees; (2) difficulty in managing product co-development activities with our alliance partners; (3) retaining the key employees of the acquired operation; (4) disruption of our or the acquired company’s ongoing business; (5) inability to successfully integrate the acquired technology and operations into our business and maintain uniform standards, controls, policies, and procedures; and (6) lacking the experience to enter into new product or technology markets. In addition, from time to time, our competitors acquire or enter into exclusive arrangements with companies with whom we do business or may do business in the future. Reductions in the number of partners with whom we may do business in a particular context may reduce our ability to enter into critical alliances on attractive terms or at all, and the termination of an existing alliance by a business partner may disrupt our operations.

In August 2005, we acquired StorageTek and SeeBeyond, both U.S. publicly traded companies. In addition to the risks we generally face in connection with acquisitions, there are several unique risks we face in connection with the StorageTek and SeeBeyond acquisitions. Our due diligence investigations of these two companies have been limited, and there may be liabilities, accounting issues or internal control issues of which we were not aware. We have little experience integrating and managing significant acquisitions of public companies with substantial employee bases. Integration issues are complex, time-consuming and expensive and without proper planning and implementation, they could significantly disrupt our business. In particular, the simultaneous integration of both StorageTek and SeeBeyond, as well as our acquisition of Tarantella, could divert management’s attention from managing our existing on-going business. Additionally, we could fail to coordinate and integrate the substantial international operations, relationships and facilities, of these companies which may be subject to additional constraints imposed by local laws and regulations. Moreover, we may have higher than anticipated costs in continuing support and development of the products from these acquisitions. Our failure to effectively consolidate our facilities, IT operations and other administrative operations with those of these companies could affect anticipated synergies. In addition, coordinating our sales and marketing efforts to effectively and efficiently sell the products of our combined company may prove unsuccessful. Our failure to properly motivate the sales forces of these companies could cause retention issues that could materially affect the success of the acquisitions. Finally, our failure to persuade employees that our business cultures are compatible, or our inability to maintain good employee morale and retain key employees, could materially affect our business operations. If we fail to successfully address these integration challenges in a timely manner, or at all, we may not realize the anticipated benefits or synergies of the transactions to the extent, or in the time frame, anticipated. Even if these acquisitions are successfully integrated, we may not receive the expected benefits of the transactions, which are based on forecasts which are subject to numerous assumptions which may prove to be inaccurate. Any one of these integration challenges or any combination thereof could materially affect our results of operations.

Our credit rating is subject to downgrade.

Three credit rating agencies follow Sun. Fitch Ratings and Moody’s Investor Services, have rated us BBB- and Baa3, respectively, which are investment grade ratings. Standard & Poor’s has assigned us a long-term non-investment grade rating of BB+ and a short-term investment-grade rating of A-3. Fitch Ratings and Standard &Poor’s have placed us on stable outlook while Moody’s Investor Services has placed us under review for possible downgrade. These ratings reflect those credit agencies’ expectations that the intense competitive environment facing Sun in its core markets will continue to challenge Sun’s revenue and profitability, at least over the near term. If we were to be downgraded by these ratings agencies, such downgrades could increase our costs of obtaining, or make it more difficult to obtain or issue, new debt financing. In addition, downgrades could affect our interest rate swap agreements that we use to modify the interest characteristics of any new debt. Any of these events could materially and adversely affect our business and financial condition.

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

Sun has adopted a program of self-insurance with regard to certain risks such as California earthquakes and as supplemental coverage for certain potential liabilities including, but not limited to general liability, directors and officers liability, workers compensation, errors and omissions liability and property. We self-insure when we believe the lack of availability and high cost of commercially available insurance products do not make the transfer of this risk a reasonable approach. In the event that the frequency of losses experienced by Sun increased unexpectedly, the aggregate of such losses could materially increase our liability and adversely affect our financial condition, liquidity, cash flows and results of operations. In addition, while the insurance market continues to limit the availability of certain insurance products while increasing the costs of such products, we will continue to evaluate the levels of claims we include in our self-insurance program. Any increases to this program increase our risk exposure and therefore increase the risk of a possible material adverse effect on our financial condition, liquidity, cash flows and results of operations. In addition, we have made certain judgments as to the limits on our existing insurance coverage that we believe are in line with industry standards, as well as in light of economic and availability considerations. Unforeseen catastrophic loss scenarios could prove our limits to be inadequate, and losses incurred in connection with the known claims we self-insure could be substantial. Either of these circumstances could materially adversely affect our financial and business condition.

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

Recently issued regulations related to equity compensation could adversely affect our ability to attract and retain key personnel.

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Sun. The FASB issued changes to U.S. GAAP that requires us to record a charge to earnings for new and unvested employee stock option grants beginning on July 1, 2005. This regulation will negatively impact our earnings. For example, recording a charge for employee stock options under SFAS 123, “Accounting for Stock-Based Compensation” would have increased our net loss by $747 million, $818 million and $555 million for fiscal 2005, 2004 and 2003, respectively. See also Note 3 to the Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies: Stock Options Plans and Recent Pronouncements. In addition, regulations of the Nasdaq National Market that require shareholder approval for all stock option plans, and regulations implemented by the New York Stock Exchange that prohibit NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

Our failure to comply with contractual obligations may result in significant penalties.

We offer terms to some of our distributors and other customers that, in some cases, include complex provisions for pricing, data protection and other terms. In connection with these contracts, we are in some cases required to allow the customer to audit certain of our records to verify compliance with these terms. In particular, government agency customers audit and investigate government contractors, including us. These agencies review our performance under the applicable contracts as well as compliance with applicable laws, regulations and standards. It is the general practice of government agencies to subject commercial companies, such as ours, to renegotiation of existing contracts. To the extent that significant adjustments to our government contractual terms result from such renegotiations, our business and results of operations could be materially impacted. The government also may review the adequacy of, and our compliance with, contractual obligations, our internal control systems and policies, including our purchasing, property, estimating, compensation, management information systems and data protection requirements. If an audit uncovers improper or illegal activities, we may be subject to penalties and other sanctions. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us. The General Services Administration is currently auditing the schedule contract it has with us.

Some of our Restructuring Plans may not result in the anticipated cost saving and benefits.

Since March 2004, our Board of Directors and our management approved Restructuring Plans IV and V. Our ability to achieve the cost savings and operating efficiencies anticipated by these restructuring plans is dependent on our ability to effectively implement the workforce and excess capacity reductions contemplated. If we are unable to implement these initiatives effectively, we may not achieve the level of cost savings and efficiency benefits expected for fiscal 2006 and beyond.

Uncertain economic conditions could affect our ability to sublease properties in our portfolio.

In response to the global economic slowdown, we implemented facility exit plans in each of the last five fiscal years as part of our ongoing efforts to consolidate excess facilities. The uncertain economic conditions in the United States and in many of the countries in which we have significant leased properties have resulted in a surplus of business facilities making it difficult to sublease properties. We may be unable to sublease our excess properties, or we may not meet our expected estimated levels of subleasing income, and accordingly our results of operations could be materially and adversely affected.

Environmental laws and regulations subject us to a number of risks and could result in significant liabilities and costs.

Some of our operations are subject to state, federal, and international laws governing protection of the environment, human health and safety, and regulating the use of certain chemical substances. We endeavor to comply with these environmental laws, yet compliance with such laws could increase our operations and product costs; increase the complexities of product design, procurement, and manufacture; limit our sales activities; and impact our future financial results. Any violation of these laws can subject us to significant liability, including fines, penalties, and prohibiting sales of our products into one or more states or countries, and result in a material adverse effect on our financial condition.

Currently, a significant portion of our revenues come from international sales. Recent environmental legislation within the European Union (EU) may increase our cost of doing business internationally and impact our revenues from EU countries as we comply with and implement these new requirements. The EU has published Directives on the restriction of certain hazardous substances in electronic and electrical equipment (the RoHS Directive), and on electronic and electrical waste management (the WEEE Directive).

Under the RoHS Directive, specified electronic products which we place on the market in the EU must meet the restrictions on lead and certain other chemical substances as of July 1, 2006. We must adjust our product composition and design to respond to the RoHS Directive, which may increase our research and development, manufacturing, procurement, and quality control costs, may affect product performance, and could result in product delays. If we are unable to introduce new products to conform to the RoHS Directive substance restrictions, sales of our products within the EU could decline. In addition, certain electronic products that we maintain in inventory may be rendered obsolete if not in compliance with the substance restriction, which could negatively impact our ability to generate revenue from those products.

The WEEE Directive makes producers of certain electrical and electronic equipment financially responsible for collection, reuse, recycling, treatment, and disposal of equipment placed on the EU market after August 13, 2005. The WEEE Directive also makes commercial end users of electronic equipment financially responsible for the collection and management of equipment placed on the market before the August 2005 date. In our capacity as a producer of electronic equipment, we must bear the costs of taking back products we sell into the EU and managing the treatment and ultimate disposal of these products. As an end user of electronic equipment in our EU business operations, we must also bear the cost of managing this waste equipment at the end of its useful life. The WEEE Directive also requires labeling products placed on the EU market after the August 2005 date. As a result of these obligations, our product distribution, logistics and waste management costs may increase and may adversely impact our financial condition. As of July 2005, many member states within the EU have not enacted enabling legislation under the WEEE Directive, and in the absence of such legislation, it is difficult to determine the amount of expenses necessary to comply with the WEEE Directive. However, in our capacity as an end user, we will account for our historic waste equipment in accordance with the Financial Accounting Standards Board FSP 143-1 pronouncement published on June 8, 2005, which requires such waste be treated as an asset retirement obligation. Our liability as a producer of waste electronic and electrical equipment is not covered by the FASB pronouncement and is assumed to be treated as a a non-current accrued liability starting on August 13, 2005.

Similar environmental legislation has been or may be enacted in other jurisdictions, including the U.S. (under federal and state laws), and China, the cumulative impact of which could be significant. We are committed to offering products that are environmentally responsible and to complying with any current or future laws protecting the environment, human health and safety.

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

We continue to evaluate our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As a result, we continue to incur substantial expenses and management’s time continues to be diverted. In addition, we acquired two publicly-traded companies in the first quarter of fiscal 2006. There can be no assurance that we will be able to properly integrate the internal controls processes of the acquired companies. If we are not able to implement the requirements of Section 404 in a timely manner or not able to implement them with adequate compliance with regard to the acquired companies, we might be subject to harm to our reputation and/or investigation by regulatory authorities. Any such action could adversely affect our financial results and the market price of our common stock.

FORWARD-LOOKING STATEMENTS

This annual report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding our belief that errors related to the accounting for deferred taxes were immaterial to our financial statements and selected financial information for fiscal 2004 and 2003; the core elements of our business strategy; our focus on technological innovation; that we intend to continue our investments into new computing technologies and are focused on the development and delivery of leading-edge network computing products based upon our innovations; our expectation that our joint authorship and commitment to the system management specification with Microsoft will enable full system management across our Solaris OS and Microsoft Windows environments; our belief that any necessary licenses or other rights associated with our patents or other intellectual property rights could be obtained on commercially reasonable terms; our commitment to reduce regulated chemicals from our products and operations; our intent to meet or exceed all requirements and similar environmental legislation related to RoHS; our intent to meet all requirements of the Directive in a timely manner; our expectation to increase our headcount by approximately 8,500 employees as a result of our SeeBeyond and StorageTek acquisitions; that we may not be able to retain highly qualified employees in the future and this could harm our business; that we continually evaluate our facility requirements in light of our business needs and stage the future construction accordingly; that we intend to present a vigorous defense in the Gobelli patent infringement case; our anticipation of retaining available funds to finance future growth and have no present intention to pay cash dividends; that our focus on cash management remains a top priority; our plan to continue to drive improvement in our cash conversion cycle; our belief that our estimates and judgments are reasonable under the circumstances; our belief that the critical accounting policies are the most critical to our financial statements because their application places the most significant demands on management’s judgment; that we may continue to engage in restructuring actions and activities associated with productivity improvements initiatives; our expectation that the adoption of SFAS123R will have a material impact on our results of operations; our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems, software, and microprocessor development, as well as continue to enhance existing products; our continuing focus on achieving additional operating efficiencies by reviewing and improving upon our existing business processes and cost structure; our estimates of the obligations we expect to incur in connection with our sublease arrangements with third parties; our plan to reduce our workforce by approximately 1,000 employees across certain employee levels, business functions, operating units, and geographic regions; our plan to eliminate excess facility capacity in light of revised facility requirements; our anticipation to record additional charges related to our workforce and facilities reductions over the next several quarters; our anticipation of incurring additional charges associated with productivity improvement initiatives and expense reduction measures; our expectation to pay the remaining restructuring accrual related to severance over the next few quarters; our belief that there was a reasonable chance of realizing the economic return expected from the acquired in-process technology; our belief that the projections we used in performing our valuations for each acquisition are still valid in all material respects; that we continue to make substantial progress related to the development and commercialization of acquired technologies; that the ongoing valuation of our investment portfolio remains uncertain and may be subject to fluctuations; our expectation that the volatility of this portfolio will decrease as its duration decreases; our expectation not to achieve a material amount of expense reductions or synergies; our intention to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance; our expectation to generate positive cash flow from operations for the full fiscal year ending June 30, 2006; our focus on the cash conversion cycle as we continue to try to efficiently manage our assets; that inventory management will continue to be an area of focus; our long-term strategy to maintain a minimum amount of cash and cash equivalents in subsidiaries for operational purposes and how to invest the remaining amount of our cash; our belief that the liquidity will provide sufficient capital to meet our requirements for at least 12 months; and our belief that our level of financial resources is a significant competitive factor.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in “RISK FACTORS,” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, the delay or cancellation of new product introductions, our failure to timely meet the environmental directives, our failure to successfully integrate recently acquired companies, the decrease in our negotiating leverage, our failure to retain the current level of financial resources, increased competition, continued adverse economic conditions in the U.S. and internationally, including adverse economic conditions in the specific markets for our products, adverse business conditions, failure to design, develop and manufacture new products, lack of success in technological advancements, pricing pressures, lack of acceptance of new products, unexpected changes in the demand for our products and services, the inability to successfully manage inventory pricing pressures, failure to reduce costs or improve operating efficiencies, changes to and compliance with international laws and regulations, currency fluctuations, failure in our Microsoft relationship, failure to prevail in patent infringement cases and our ability to attract, hire and retain key and qualified employees.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at June 30, 2005. Actual results may differ materially.

Interest Rate Sensitivity

Our debt investment portfolio consists primarily of fixed income instruments with an average duration of 0.68 years as of June 30, 2005, as compared to 0.82 years as of June 30, 2004 and 0.72 years as of June 30, 2003. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, for example, a hypothetical 150 BPS increase in interest rates would result in an approximate $67 million decrease in the fair value of our investments in debt securities as of June 30, 2005, as compared with a $75 million decrease as of June 30, 2004.

We also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest payable on the Senior Notes effectively becomes variable and thus matches the shorter-term rates received from our cash and marketable securities. Accordingly, interest rate fluctuations impact the fair value of our Senior Notes outstanding, which will be offset by corresponding changes in the fair value of the swap agreements. However, by entering into these swap agreements, we have a cash flow exposure related to the risk that interest rates may increase. For example, at June 30, 2005, a hypothetical 150 BPS increase in interest rates would result in an approximate $17 million increase in interest expense over a one-year period.

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

Based on our foreign currency exchange instruments outstanding at June 30, 2005, we estimate a maximum potential one-day loss in fair value of approximately $2 million, as compared with $4 million as of June 30, 2004, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables, and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Equity Security Price Risk

We are exposed to price fluctuations on the marketable portion of equity securities included in our portfolio of equity investments. These investments are generally in companies in the high-technology industry sector, many of which are small capitalization stocks. We typically do not attempt to reduce or eliminate the market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $7 million decrease in the fair value of our available-for-sale equity investments as of June 30, 2005, as compared with $7 million as of June 30, 2004. At June 30, 2005, three equity securities represented approximately $33 million of the $34 million total fair value of the marketable equity securities, as compared with June 30, 2004, at which time, three equity securities represented approximately $27 million of the $35 million total fair value of the marketable equity securities. Refer to Note 3 to the Consolidated Financial Statements for additional discussion on Sun’s marketable equity securities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

As described in “Restatement—Explanatory Note” in the forepart of this Form 10-K, we have restated some of the consolidated financial statements and related notes presented in this index.

Schedules not listed above have been omitted since they are not applicable or are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

SUN MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Fiscal Years Ended June 30,
	2005	2004	2003
			(Restated)
Net revenues:
Products	$7,126	$7,355	$7,793
Services	3,944	3,830	3,641

Total net revenues	11,070	11,185	11,434
Cost of sales:
Cost of sales-products	4,174	4,290	4,342
Cost of sales-services	2,307	2,379	2,150

Total cost of sales	6,481	6,669	6,492

Gross margin	4,589	4,516	4,942
Operating expenses:
Research and development	1,785	1,926	1,837
Selling, general and administrative	2,919	3,317	3,329
Restructuring charges	262	344	371
Impairment of goodwill and other intangible assets	—	49	2,125
Purchased in-process research and development	—	70	4

Total operating expenses	4,966	5,706	7,666

Operating loss	(377)	(1,190)	(2,724)
Gain (loss) on equity investments, net	6	(64)	(84)
Interest and other income, net	133	94	155
Settlement income	54	1,597	—

Income (loss) before income taxes	(184)	437	(2,653)
Provision for (benefit from) income taxes	(77)	825	731

Net loss	$(107)	$(388)	$(3,384)

Net loss per common share-basic and diluted	$(0.03)	$(0.12)	$(1.06)

Shares used in the calculation of net loss per common share-basic and diluted	3,368	3,277	3,190

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par values)

	June 30,
	2005	2004
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$2,051	$2,141
Short-term marketable debt securities	1,345	1,460
Accounts receivable, net of bad debt reserves of $86 in 2005 and $91 in 2004	2,231	2,339
Inventories	431	464
Deferred and prepaid tax assets	255	322
Prepaid expenses and other current assets	878	837

Total current assets	7,191	7,563
Property, plant and equipment, net	1,769	1,996
Long-term marketable debt securities	4,128	4,007
Goodwill	441	406
Other acquisition-related intangible assets, net	113	127
Other non-current assets, net	548	706

	$14,190	$14,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$—	$257
Accounts payable	1,167	1,057
Accrued payroll-related liabilities	713	622
Accrued liabilities and other	1,014	1,325
Deferred revenues	1,648	1,617
Warranty reserve	224	252

Total current liabilities	4,766	5,130
Long-term debt	1,123	1,175
Long-term deferred revenue	544	557
Other non-current obligations	1,083	1,460
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10 shares authorized (1 share of which has been designated as Series A Preferred participating stock); no shares issued and outstanding	—	—
Common stock and additional paid-in-capital, $0.00067 par value, 7,200 shares authorized; issued and outstanding: 3,602 shares in 2005 and 3,602 shares in 2004	6,524	6,607
Treasury stock, at cost: 194 shares in 2005 and 266 shares in 2004	(1,411)	(2,776)
Unearned equity compensation	(34)	(47)
Retained earnings	1,387	2,526
Accumulated other comprehensive income	208	173

Total stockholders’ equity	6,674	6,483

	$14,190	$14,805

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal Years Ended June 30,
	2005	2004	2003
		(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(107)	$(388)	$(3,384)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	671	730	918
Amortization of other intangible assets and unearned equity compensation	96	83	110
Impairment of goodwill and other intangible assets	—	49	2,125
Tax benefits from employee stock plans	25	4	9
Deferred taxes	(315)	620	654
Loss on investments, net	9	64	84
Purchased in-process research and development	—	70	4
Changes in operating assets and liabilities:
Accounts receivable, net	111	61	387
Inventories	32	(44)	181
Prepaid and other assets	(19)	(288)	(231)
Accounts payable	105	158	(133)
Other liabilities	(239)	1,107	313

Net cash provided by operating activities	369	2,226	1,037

Cash flows from investing activities:
Purchases of marketable debt securities	(7,154)	(8,469)	(6,958)
Proceeds from sales of marketable debt securities	6,181	5,795	6,476
Proceeds from maturities of marketable debt securities	941	854	578
Purchases of equity investments	(1)	(19)	(21)
Proceeds from sales of equity investments	50	49	17
Acquisition of property, plant and equipment, net	(257)	(249)	(373)
Acquisition of spare parts and other assets	(90)	(71)	(217)
Payments for acquisitions, net of cash acquired	(95)	(201)	(30)

Net cash used in investing activities	(425)	(2,311)	(528)

Cash flows from financing activities:
Acquisition of common stock	—	—	(499)
Proceeds from issuance of common stock, net	218	239	182
Principal payments on borrowings and other obligations	(252)	(28)	(201)

Net cash provided by (used in) financing activities	(34)	211	(518)

Net increase (decrease) in cash and cash equivalents	(90)	126	(9)
Cash and cash equivalents, beginning of year	2,141	2,015	2,024

Cash and cash equivalents, end of year	$2,051	$2,141	$2,015

Supplemental disclosures of cash flow information:
Interest paid (net of interest received from swap agreements of $62, $72 and $70 in fiscal 2005, 2004 and 2003, respectively)	$27	$26	$36
Income taxes paid (received) (net of refunds of $34, $143 and $351 in fiscal 2005, 2004 and 2003, respectively)	$371	$70	$(91)
Supplemental schedule of noncash investing activities:
Stock and options issued in connection with acquisitions	$1	$125	$193

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock and Additional Paid-in-Capital		Treasury Stock		Unearned Equity Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
						(Restated)		(Restated)
Balances as of June 30, 2002 (as reported)	3,537	$6,485	(303)	$(2,905)	$(46)	$6,298	$(31)	$9,801
Net loss (as restated)	—	—	—	—	—	(3,384)	—	(3,384)
Change in unrealized gain (loss) on investments, net of taxes	—	—	—	—	—	—	6	6
Change in unrealized gain (loss) on derivative instruments and other, net of taxes	—	—	—	—	—	—	11	11
Translation adjustments	—	—	—	—	—	—	191	191

Total comprehensive loss (as restated)	—	—	—	—	—	—	—	(3,176)
Issuance of stock, net of repurchases	—	(51)	78	235	—	—	—	184
Treasury stock purchased	—	—	(126)	(499)	—	—	—	(499)
Tax benefit from employee stock transactions and other	—	20	—	—	—	—	—	20
Issuance of common stock and assumption of stock options in connection with acquisitions	50	193	—	—	(19)	—	—	174
Amortization of unearned equity compensation	—	—	—	—	32	—	—	32

Balances as of June 30, 2003 (as restated)	3,587	6,647	(351)	(3,169)	(33)	2,914	177	6,536
Net loss	—	—	—	—	—	(388)	—	(388)
Change in unrealized gain (loss) on investments, net of taxes	—	—	—	—	—	—	(48)	(48)
Change in unrealized gain (loss) on derivative instruments and other, net of taxes	—	—	—	—	—	—	14	14
Translation adjustments	—	—	—	—	—	—	30	30

Total comprehensive loss	—	—	—	—	—	—	—	(392)
Issuance of stock, net of repurchases	—	(157)	85	393	—	—	—	236
Tax benefit from employee stock transactions and other	—	4	—	—	—	—	—	4
Issuance of common stock and assumption of stock options in connection with acquisitions	15	113	—	—	(38)	—	—	75
Amortization of unearned equity compensation	—	—	—	—	24	—	—	24

Balances as of June 30, 2004 (as restated)	3,602	6,607	(266)	(2,776)	(47)	2,526	173	6,483
Net loss	—	—	—	—	—	(107)	—	(107)
Change in unrealized gain on investments, net of taxes	—	—	—	—	—	—	28	28
Change in unrealized gain on derivative instruments and other, net of taxes	—	—	—	—	—	—	8	8
Translation adjustments	—	—	—	—	—	—	(1)	(1)

Total comprehensive loss	—	—	—	—	—	—	—	(72)
Issuance of stock, net of repurchases	—	(115)	72	1,365	—	(1,032)	—	218
Tax benefit from employee stock transactions and other	—	25	—	—	—	—	—	25
Issuance of common stock and assumption of stock options in connection with acquisitions	—	7	—	—	(6)	—	—	1
Amortization of unearned equity compensation	—	—	—	—	19	—	—	19

Balances as of June 30, 2005	3,602	$6,524	(194)	$(1,411)	$(34)	$1,387	$208	$6,674

See accompanying notes.

SUN MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

Sun’s business is singularly focused on providing network computing products and services. Network computing has been at the core of our offerings for the 23 years of our existence and is based on the premise that the power of a single computer can be increased dramatically when interconnected with other computer systems for the purposes of communication and sharing of computing power. Together with our partners, we provide network computing infrastructure solutions that comprise Computer systems (hardware and software), Network Storage systems (hardware and software), Support Services and Client solutions and Educational services (formerly known as Professional and Knowledge services). Our customers use our products and services to build mission-critical network computing environments to operate essential elements of their businesses. Our network computing infrastructure solutions are used in a wide range of technical, scientific, business and engineering applications in industries such as telecommunications, government, financial services, manufacturing, education, retail, life sciences, media and entertainment, transportation, energy/utilities and healthcare.

2.    Restatement of Financial Statements

We have restated our historical consolidated financial statements for fiscal 2004 and 2003 for the cumulative impact of errors in accounting for deferred taxes in certain foreign jurisdictions totaling $41 million and corrections to provisions for State and foreign tax returns and withholding taxes of $4 million, which were identified in the third and fourth quarters of fiscal 2005. In addition, as a result of evaluating certain pre-tax accounting adjustments recorded throughout fiscal year 2005, we restated the previously reported quarters of fiscal 2005.

The determination to restate these consolidated financial statements was made as a result of our assessment that these items, although immaterial to the consolidated financial statements for fiscal 2004 and 2003, would be considered material to the consolidated financial statements for the full fiscal year and previously reported quarters of 2005.

The adjustments associated with the above corrections in our accounting for taxes reduced our net loss by $45 million or net loss per share by $0.01 in fiscal 2003 and had no net impact on the previously reported annual net loss for fiscal 2004, but did result in restatements to our previously filed quarterly financial information for fiscal 2004.

The information included in this Form 10-K sets forth the effects of the Restatement on the previously reported financial statements of operations for fiscal 2004 and 2003 and the affected quarters of 2005 and 2004.

Consolidated Statements of Operations

Our restatement resulted in no net impact to the Consolidated Statement of Operations for fiscal 2004. The following tables represents the effect of the Restatement on the Consolidated Statements of Operations for fiscal 2003 and the quarters for fiscal 2005 and 2004 (in millions, except per share amounts):

	Fiscal 2003
	As Previously Reported	Adjustments	As Restated
Income (loss) before income taxes	$(2,653)	$—	$(2,653)

Provision for (benefit from) income taxes	776	(45)	731

Net loss	$(3,429)	$45	$(3,384)

Net loss per common share—basic and diluted	$(1.07)	$0.01	$(1.06)

Shares used in the calculation of net loss per common share—basic and diluted	3,190	3,190	3,190

	Fiscal 2005
	(unaudited)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year ended June 30, 2005
	(Restated)	(Restated)	(Restated)
Impact of pre-tax adjustments to income (loss) before taxes	$14	$(14)	$(3)	$3	$—
Impact of tax adjustments to provision for (benefit from) income taxes	—	—	22	23	45

Net impact of adjustments to net income (loss)	$14	$(14)	$(25)	$(20)	$(45)

Net income (loss)—as previously reported/announced	$(147)	$18	$(3)	$70 (*)	$(62	)(*)
Impact of restatement	14	(14)	(25)	(20)	(45)

Net income (loss)—as restated	$(133)	$4	$(28)	$50	$(107)

Net income (loss) per share—basic and diluted—as previously reported/announced	$(0.04)	$0.01	$(0.00)	$0.02 (*)	$(0.02	)(*)
Impact of restatement	—	(0.01)	(0.01)	(0.01)	$(0.01)

Net income (loss) per share—basic and diluted, as restated	$(0.04)	$0.00	$(0.01)	$0.01	$(0.03)

(*)	Amount reflects the impact of certain adjustments made to our reported results subsequent to the date of our earnings announcement. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

	Fiscal 2004
	(unaudited)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year ended June 30, 2004
	(Restated)	(Restated)	(Restated)	(Restated)
Impact of adjustments to provision for (benefits from) income taxes	$2	$1	$(6)	$3	$—

Net income (loss)—as previously reported	$(286)	$(125)	$(760)	$783	$(388)
Impact of restatement	(2)	(1)	6	(3)	—

Net income (loss)—as restated	$(288)	$(126)	$(754)	$780	$(388)

Net income (loss) per share—basic—as previously reported	$(0.09)	$(0.04)	$(0.23)	$0.24	$(0.12)
Impact of restatement	—	—	—	(0.01)	—

Net income (loss) per share—basic—as restated	$(0.09)	$(0.04)	$(0.23)	$0.23	$(0.12)

Net income (loss) per share—diluted—as previously reported	$(0.09)	$(0.04)	$(0.23)	$0.23	$(0.12)
Impact of restatement	—	—	—	—	—

Net income (loss) per share—diluted—as restated	$(0.09)	$(0.04)	$(0.23)	$0.23	$(0.12)

The following table presents the effect of the Restatement on the Consolidated Balance Sheet for fiscal 2004 (in millions):

	As Previously Reported	Adjustments	As Restated
Selected Balance Sheet Data at June 30, 2004:
Deferred and prepaid tax assets (*)	$306	$16	$322
Total current assets (*)	$7,547	$16	$7,563
Other non-current assets, net	$664	$42	$706
Total assets (*)	$14,747	$58	$14,805
Accrued liabilities and other	$1,308	$17	$1,325
Total current liabilities	$5,113	$17	$5,130
Other non-current obligations (*)	$1,464	$(4)	$1,460
Retained earnings	$2,481	$45	$2,526
Total stockholders’ equity	$6,438	$45	$6,483
Total liabilities and stockholders’ equity (*)	$14,747	$58	$14,805

(*)	The amounts presented as originally reported have been changed from the prior year to reflect reclassifications related to deferred taxes to conform to the current year presentation.

The Restatement had no net effect on operating cash flows for fiscal 2004 and 2003 or on the quarters of fiscal 2005. The following table presents the effect to the individual line items within operating cash flows on the Consolidated Statements of Cash Flows for fiscal 2004 and 2003 (in millions):

	Fiscal Years Ended June 30,
	2004		2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Selected Cash Flow Data:
Net loss	$(388)	$(388)	$(3,429)	$(3,384)
Deferred taxes	$620	$620	$706	$654
Prepaid and other assets (*)	$(278)	$(288)	$(231)	$(231)
Other liabilities (*)	$1,097	$1,107	$306	$313

(*)	The amounts presented as originally reported have been changed from the prior year to reflect reclassifications related to deferred taxes to conform to the current year presentation.

3.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Sun and its subsidiaries. Intercompany accounts and transactions have been eliminated. Certain amounts in our fiscal 2004 Consolidated Balance Sheet and Statement of Cash Flows related to deferred income taxes have been adjusted to reflect the change in allocation of valuation allowance on deferred income tax assets. This resulted in a $244 million increase to both our deferred tax assets and liabilities in fiscal 2004 and had no impact to our Consolidated Results of Operations.

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in the consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. U.S. GAAP requires us to make estimates and judgments in several areas, including those related to impairment of intangible assets and equity investments, revenue recognition, recoverability of inventory and accounts receivable, the probability that restoration provisions of asset retirement obligation will not be enforced, the fair value of derivative financial instruments, the recording of various accruals (including our accrual for restructuring charges), the useful lives of long-lived assets such as property and equipment, income taxes, warranty obligations and potential losses from contingencies and litigation. These estimates are based on management’s knowledge about current events and expectation about actions the company may undertake in the future. Actual results could differ materially from those estimates.

Cash Equivalents

Cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and remaining maturities of three months or less at the date of purchase.

Investments

We invest in marketable debt securities, marketable equity securities and other investments.

Marketable Debt Securities

Investments in marketable debt securities consist primarily of corporate notes and bonds, asset and mortgage backed securities and U.S. government notes and bonds with original maturities beyond three months. Short-term investments are marketable debt securities with maturities of less than one year from the balance sheet date (except cash equivalents), while long-term investments represent all other marketable debt securities. All marketable debt securities are held in Sun’s name and deposited primarily with one major financial institution. Sun’s policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates. We only invest in marketable debt securities with a minimum rating of BBB- or above from a nationally recognized credit rating agency. At June 30, 2005 and 2004, all of Sun’s marketable debt securities were classified as available-for-sale and were carried at fair market value. The unrealized gains (losses) on available-for-sale securities, net of taxes, are recorded in accumulated other comprehensive loss. See Note 8 for further detail.

Marketable Equity Securities

Investments in marketable equity securities consist of equity holdings in public companies. Marketable equity securities are initially recorded at cost upon acquisition and are classified as available-for-sale when there are no restrictions on Sun’s ability to liquidate such securities within 12 months. Investments in marketable equity securities were $34 million and $35 million at June 30, 2005 and 2004, respectively. At June 30, 2005, all marketable equity investments were classified as available-for-sale and are included in “Other non-current assets, net” in the Consolidated Balance Sheet. Changes in the fair value of these securities are recognized in “Accumulated other comprehensive income (loss),” in the Consolidated Statements of Stockholders’ Equity. Net unrealized gains on marketable equity investments were $23 million, $7 million and $5 million at June 30, 2005, 2004 and 2003, respectively. Marketable equity securities at June 30, 2005 and 2004 were (in millions):

	2005
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities with no unrealized losses	$11	$23	$—	$34
Marketable equity securities with unrealized losses	—	—	—	—

Total marketable equity securities	$11	$23	$—	$34

	2004
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities with no unrealized losses	$5	$9	$—	$14
Marketable equity securities with unrealized losses	23	—	(2)	21

Total marketable equity securities	$28	$9	$(2)	$35

Realized gains on sales of marketable equity securities totaled $5 million, $2 million and $6 million in fiscal 2005, 2004 and 2003, respectively, and are recognized in “Gain (loss) on equity investments, net” in the Consolidated Statements of Operations. In addition, we review all marketable equity securities for other than temporary declines in fair value. In doing so, we evaluate the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the portfolio company, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. We consider circumstances where, as of the end of any quarter, the carrying value of a marketable equity security has been greater than its market value for the last six consecutive months, to be de-facto evidence of other than temporary impairment. We perform our evaluation of other than temporary impairment on a quarterly basis. Based on our evaluation, if a security is considered to be other than temporarily impaired, an impairment charge is recognized in “Gain (loss) on equity investments, net” in the Consolidated Statements of Operations. For fiscal years 2005, 2004 and 2003, $1 million, none and $8 million were recorded as impairment charges related to marketable equity securities, respectively.

Other Investments

Other investments include equity investments in privately-held companies that develop products, markets and services that are strategic to Sun, investments in venture capital funds and other joint ventures, securities lent under our securities lending program and the cash surrender value of life insurance policies.

Our equity investments are generally made in connection with a round of financing with other third-party investors. As our investments in privately-held companies do not permit us to exert significant influence or control over the entity in which we are investing, the recorded amounts generally represent our cost of the investment less any adjustments we make when we determine that an investment’s carrying value is other-than-temporarily impaired. At June 30, 2005, we had approximately 35 investments in various high technology companies. These investments totaled $26 million and $59 million at June 30, 2005 and 2004, respectively, and were included in “Other non-current assets, net” in the Consolidated Balance Sheets.

The process of assessing whether a particular equity investment’s fair value is less than its carrying cost requires a significant amount of judgment due to the lack of a mature and stable public market for these securities. In making this judgment, we carefully consider the investee’s most recent financial results, cash position, recent cash flow data, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management or ownership changes, and competition. This process is based primarily on information that we request and receive from these privately-held companies, and is performed on a quarterly basis. Although we evaluate all of our privately-held equity investments for impairment based on the criteria established above, each investment’s fair value is only estimated when events or changes in circumstances have occurred that may have a significant effect on its fair value (because the fair value of each investment is not readily determinable). Where these factors indicate that the equity investment’s fair value is less than its carrying cost, and where we consider such diminution in value to be other than temporary, we record an impairment charge to reduce such equity investment to its estimated net realizable value. Based on our evaluations, we recorded impairment charges, net of realized gains on sales, related to our investments in privately-held companies of zero, $67 million and $72 million for fiscal 2005, 2004 and 2003, respectively.

Investments in venture capital funds and other joint ventures totaled $16 million at both June 30, 2005 and 2004, and were accounted for using the equity method of accounting. We recorded income (loss) of $2 million, $1 million and ($10) million for fiscal 2005, 2004 and 2003, respectively, related to these investments which was reflected in “Gain (loss) on equity investments, net.”

From time to time, we enter into securities lending agreements with financial institutions to enhance investment income. Selected securities are loaned and are secured by collateral equal to at least 102% of the fair market value of the securities. Collateral is in the form of cash or securities issued or guaranteed by the U.S. government, and our securities lending agent has provided us with counterparty indemnification in the event of borrower default. Loaned securities continue to be classified as investment assets on the consolidated balance sheet. Cash collateral is recorded as an asset with a corresponding liability. For lending agreements collateralized by securities, no accompanying asset or liability is recorded as we are not permitted to sell or repledge the associated collateral. The maximum amount loaned under Sun’s securities lending program in fiscal 2005 was $923 million. As of June 30, 2005, there were no outstanding securities lending transactions.

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

Bad Debt Reserves

We evaluate the collectibility of our accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. At June 30, 2005 and 2004, our bad debt reserves were $86 million and $91 million, respectively. We expensed amounts related to bad debt reserves of $10 million, $4 million and $37 million for fiscal 2005, 2004 and 2003, respectively. During fiscal years 2005, 2004 and 2003, we wrote-off bad debt reserves against gross accounts receivable of approximately $15 million, $25 million and $39 million, respectively.

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

Long-lived Assets

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets. The estimated useful lives for machinery and equipment range from one to ten years, buildings and building improvements range from seven to twenty-five years and furniture and fixtures are five years. Leasehold improvements are depreciated over the life of the lease or the assets, whichever is shorter. Land is not depreciated.

Intangible Assets Other than Goodwill

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives, are evaluated for impairment semi-annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). We assess the recoverability of long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of an impairment, if any, is calculated based on the excess of the carrying amount over the fair value of those assets.

Our acquisition-related intangible assets are amortized over periods ranging from two to five years on a straight-line basis.

Goodwill

We test goodwill for impairment on an annual basis (or whenever events occur which may indicate possible impairment) in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). We perform the impairment analysis at one level below the operating segment level (see Note 16) as defined in SFAS 142. This analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists, and (2) measure the amount of impairment.

In testing for a potential impairment of goodwill, SFAS 142 requires us to: (1) allocate goodwill to the various Sun businesses to which the acquired goodwill relates; (2) estimate the fair value of those Sun businesses to which goodwill relates; and (3) determine the carrying value (book value) of those businesses, as some of the assets and liabilities related to those businesses, such as accounts receivable and property, plant and equipment, are not held by those businesses but by functional departments (for example, our Global Sales Organization and Worldwide Operations organization). Prior to this allocation of the assets to the reporting units, we are required to assess long-lived assets for impairment in accordance with SFAS 144. Furthermore, if the estimated fair value is less than the carrying value for a particular business, then we are required to estimate the fair value of all identifiable assets and liabilities of the business, in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Only after this process is completed is the amount of goodwill impairment determined.

In estimating the fair value of the businesses with recognized goodwill for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these businesses. Our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. In addition, we make certain judgments about allocating shared assets such as accounts receivable and property, plant and equipment to the estimated balance sheet for those businesses. We also consider our market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date we perform the analysis.

Capitalized Software

Costs related to internally-developed software and software purchased for internal use, which are required to be capitalized pursuant to Statement of Position (SOP) No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” are included in property, plant and equipment under machinery and equipment.

Concentration of Credit Risk

Cash deposits in foreign countries of approximately $520 million are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions and we have not sustained any credit losses from instruments held at these financial institutions.

Financial instruments that potentially subject Sun to concentrations of credit risk consist principally of marketable securities, foreign exchange contracts, interest rate instruments and trade receivables. The counterparties to the agreements relating to Sun’s investment securities, foreign exchange contracts, and interest rate instruments consist of various major corporations and financial institutions of high credit standing. We do not believe there is significant risk related to non-performance by these counterparties because the amount of credit exposure to any one financial institution and any one type of investment (excluding U.S. government and agency securities) is limited to 5%. The credit risk on receivables due from counterparties related to foreign exchange and currency option contracts was insignificant at June 30, 2005 and 2004. Our trade receivables are derived primarily from sales of computer systems and network storage products and services to end-user customers in diversified industries, as well as various resellers. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary, but generally require no collateral.

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

Items which do not meet these criteria are combined into a single unit of accounting. If there is objective and reliable evidence of fair value for all units of accounting, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values. In cases where there is objective and reliable evidence of the fair value of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), the residual method is used to allocate the arrangement consideration. For units of accounting which include more than one deliverable, we generally defer all revenue for the unit of accounting until the period over which the last undelivered item is delivered. The revenue policies described below are then applied to each unit of accounting.

We recognize revenue when the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the sales price is fixed or determinable; and 4) collectibility is probable. Our standard agreements generally do not include customer acceptance provisions. However, if there is a customer acceptance provision or there is uncertainty about customer acceptance, the associated revenue is deferred until we have evidence of customer acceptance.

Products Revenue

Products revenue for sales to both end-user customers and resellers is generally recognized upon the passage of title if all other revenue recognition criteria have been met. End-user customers generally do not have return rights. Our program offerings to certain of our resellers and distributors (Channel Partners) provide for the limited right to return our product for stock rotation. We reduce revenue for rights to return our product based upon our historical experience with the Channel Partners. In accordance with contractual provisions, we offer price protection to certain of our Channel Partners. We also offer margin protection to our Channel Partners on certain transactions. For our price protection and margin protection programs, we reduce revenue based upon our historical experience. In accordance with contractual provisions, to certain of our Channel Partners we also offer co-operative marketing funds based on a fixed dollar percentage of product sales. We record the amount as a reduction to revenue or, if we have evidence of fair value of the advertising benefit received as marketing expense.

In addition, we sell products to leasing companies that, in turn, lease these products to end-users. In transactions where the leasing companies have no recourse to Sun in the event of default by the end-user, we recognize revenue at point of shipment or point of delivery, depending on the shipping terms and if all the other revenue recognition criteria have been met. In arrangements where the leasing companies have full recourse to Sun in the event of default by the end-user (defined as recourse leasing), we recognize both the product revenue and the related cost of the product as the payments are made to the leasing company by the end-user, generally ratably over the lease term. We had deferred revenue and related deferred costs of $37 million and $16 million, respectively, at June 30, 2005 and $16 million and $7 million, respectively, at June 30, 2004, related to recourse leases which will be recognized in future periods.

For revenue arrangements with multiple deliverables that include software products and services as well as any non-software deliverables for which a software deliverable is essential to its functionality, we apply the accounting guidance in SOP 97-2, “Software Revenue Recognition” in determining the timing of revenue recognition. The criteria assessed include the following: 1) the functionality of the delivered element(s) is not dependent on the undelivered element; 2) there is Sun-specific objective evidence of fair value of the undelivered element(s), and 3) delivery of the delivered element(s) represents the culmination of the earnings process for those element(s). If these criteria are not met, revenue is deferred until such criteria are met or until the last element is delivered.

Services Revenue

Maintenance contract revenue is recognized ratably over the contractual period. Educational services revenue is recognized as the services are rendered. Time and material, and fixed price Client solutions contract revenue is recognized as the professional services are rendered, or upon completion of the services contract. If we can reliably evaluate progress to completion (based on total projected hours to be incurred as compared with hours already incurred), we recognize the revenue as the services are rendered and recognize the related costs as they are incurred. In instances where we cannot reliably estimate the total projected hours, we recognize revenue and the associated costs upon completion of the services contract. For fixed price Client solutions contracts when the current estimates of total contract revenue and contract cost indicate a loss, the estimated loss is recognized in the period the loss becomes evident.

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

Advertising Costs

Advertising costs consist of development and placement costs of our advertising campaigns and are charged to expense when incurred. Advertising expense was $48 million, $53 million and $84 million for fiscal 2005, 2004 and 2003, respectively.

Self-Insurance

Sun is insured by nationally recognized insurers for certain potential liabilities, including worker’s compensation, general liability, automotive liability, employer’s liability, errors and omissions liability, employment practices liability, property, cargo and crime and directors and officers liability. We have self-insured between $2 million and $25 million per occurrence on these lines of coverage. Sun performs an annual actuarial analysis to develop an estimate of amounts to be paid for both claims reported and potential losses on activities that have occurred but have not yet been reported. Loss accruals were $33 million and $27 million as of June 30, 2005 and 2004, respectively.

Computation of Net Income (Loss) per Common Share (Restated)

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

The following table sets forth the computation of basic and diluted earnings per share for each of the past three fiscal years (in millions, except per share amounts):

	Fiscal Years Ended June 30,
	2005	2004	2003
			(Restated)
Net loss	$(107)	$(388)	$(3,384)
Weighted average shares outstanding:
Basic and diluted	3,368	3,277	3,190

Net loss per common share-basic and diluted	$(0.03)	$(0.12)	$(1.06)

U.S. GAAP requires all anti-dilutive securities, including stock options, to be excluded from the diluted earnings per share computation. For fiscal 2005, 2004 and 2003, due to our net loss, all of our outstanding options totaling 557 million, 603 million and 587 million, respectively, were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. If we had earned a profit during fiscal 2005, 2004 and 2003, we would have added 23 million, 30 million and 28 million equivalent shares to our basic weighted average shares outstanding to compute the diluted weighted average shares outstanding.

Stock-Based Compensation (Restated)

SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148), permits companies to measure compensation cost of stock-based awards based on their estimated fair value at the date of grant and recognize that amount over the related service period. We believe the existing stock option valuation models do not necessarily provide a reliable single measure of the fair value of stock-based awards. Therefore, as permitted by SFAS 148, we apply the existing accounting rules under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. In general, as the exercise price of all options granted under these plans is equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in net income (loss). In addition, under these plans, options to purchase shares of common stock may be granted at less than fair market value, which results in compensation expense equal to the difference between the market value on the date of grant and the purchase price. This expense is recognized in net income (loss) straight-line over the vesting period of the award. As required, we provide pro forma net loss and pro forma net loss per common share disclosures for stock-based awards made during fiscal 2005, 2004 and 2003, as if the fair-value-based method defined in SFAS 123 had been applied.

The fair value of stock-based awards granted in fiscal years 2005, 2004 and 2003 was estimated using the Black-Scholes model with the following weighted-average assumptions for fiscal years ended June 30:

	Options			Employee Stock Purchase Plan
	2005	2004	2003	2005	2004	2003
Expected life (in years)	5.7	6.4	6.5	0.5	0.5	0.5
Interest rate	3.68%	3.42%	3.41%	1.74%	1.28%	1.64%
Volatility	64.60%	67.45%	66.77%	41.31%	56.35%	74.30%
Dividend yield	—	—	—	—	—	—

In the fourth quarter of fiscal 2005, in anticipation of adopting SFAS 123R in July 2005, we evaluated the variables used in the Black-Scholes model and as a result, changed our computation of expected volatility from being based solely on historical volatility to being based on a combination of historical and market-based implied volatility. Also, our computation of expected life was adjusted to be more representative of future exercise patterns. The estimated weighted-average fair value at the grant date for options granted under Sun’s various stock option plans during fiscal 2005, 2004 and 2003 was $2.36, $2.72 and $2.51 per option, respectively. The estimated weighted-average fair value at the date of grant for shares granted under the Employee Stock Purchase Plan during fiscal 2005, 2004 and 2003 was $1.05, $1.20 and $1.75 per option, respectively.

If the fair values of the options granted during a fiscal year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant, stock-based compensation costs would have impacted our net loss and net loss per common share for the fiscal years ended June 30, as follows (in millions, except per share amounts):

	2005	2004	2003
			(Restated)
Pro forma net loss:
Net loss	$(107)	$(388)	$(3,384)
Add: stock-based compensation costs included in reported net loss (net of tax effects of none, none and $14, respectively)	19	16	23
Deduct: stock-based compensation costs (net of tax effects of none, none and $377, respectively) under SFAS 123(1)	(766)	(834)	(578)

Pro forma net loss after tax	$(854)	$(1,206)	$(3,939)

Pro forma basic net loss per common share:
Pro forma shares used in the calculation of pro forma net loss per common share-basic and diluted	3,368	3,277	3,190
Pro forma net loss per common share-basic and diluted	$(0.25)	$(0.37)	$(1.23)
Reported net loss per common share-basic and diluted	$(0.03)	$(0.12)	$(1.06)

(1)	The tax effect was not reflected in the fiscal 2005 and 2004 amount as a result of the uncertainty in realizing our deferred tax assets.

Foreign Currency Translation

Sun translates most of the assets and liabilities of international non-U.S. functional currency subsidiaries into dollars at the rates of exchange in effect during the period. Revenue and expenses are translated using rates that approximate those in effect during the period. Translation adjustments are included in stockholders’ equity in the consolidated balance sheet caption “Accumulated other comprehensive income (loss).” Currency transaction gains (losses), net of our hedging activities (See Note 9), derived from monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and were $20 million, $(5) million and $(9) million in fiscal 2005, 2004 and 2003, respectively. The effect of foreign currency rate changes on cash and cash equivalents is not material.

Recent Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01). EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The Financial Accounting Standards Board (FASB) issued EITF 03-01-1 in September 2004, which delayed the effective date of the recognition and measurement provisions of EITF 03-01. We do not expect the adoption of EITF 03-01 to have a material impact on our results of operations or financial condition.

In October 2004, The American Jobs Creation Act of 2004 (the Act) was signed into law. The Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. On December 21, 2004, the FASB issued their staff position, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (SFAS 109-2). SFAS 109-2 allows companies additional time to evaluate the impact of the law and to record the tax effect of repatriation over several interim periods as they complete their assessment of repatriating all or a portion of these unremitted earnings. Should we decide to repatriate these earnings, which as of June 30, 2005, did not exceed $1,095 million of cumulative net undistributed earnings, a one-time charge to our results of operations would be recorded.

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” SFAS 151 requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs recognized as an expense in the period incurred. In addition, other items such as abnormal freight, handling costs and wasted materials require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. We do not expect the adoption of SFAS 151 to have a material impact on our results of operations or financial condition.

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R. SFAS 123R is effective for our first quarter of fiscal 2006. We have selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards’ vesting periods. We expect that the adoption of SFAS 123R will have a material impact on our results of operations. However, uncertainties, including our future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense that we will incur in future periods will be similar to the SFAS 123 pro forma expense disclosed in Note 3 to the Consolidated Financial Statements. In addition, the amount of stock-based compensation expense to be incurred in future periods will be reduced by our acceleration of certain unvested and “out-of-the-money” stock options in fiscal 2005 as disclosed in Note 15 to the Consolidated Financial Statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” (SFAS 153) an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges beginning in our first quarter of fiscal 2006. We do not expect the adoption of SFAS 153 to have a material impact on our results of operations or financial condition.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Sun in the first quarter of fiscal 2007.

In June 2005, the FASB issued a FASB Staff Position (FSP) interpreting FASB Statement 143, “Accounting for Asset Retirement Obligations,” specifically FSP 143-1, “Accounting for Electronic Equipment Waste Obligations” (FSP 143-1). FSP 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC, Waste Electrical and Electronic Equipment, which was adopted by the European Union (EU). The FSP provides guidance on how to account for the effects of the Directive but only with respect to historical waste associated with products placed on the market on or before August 13, 2005. FSP 143-1 is effective the later of the first reporting period ending after June 8, 2005, or the date of the adoption of the law by the applicable EU-member country. The adoption of FSP 143-1 did not have a material impact on our results of operations or financial condition.

In June 2005, the EITF reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (EITF 05-06). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements). EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. We anticipate the adoption of EITF 05-06 may affect our results of operations and financial conditions in fiscal 2006, due to our acquisitions of Storage Technology Corporation (StorageTek) and SeeBeyond Technology Corporation (SeeBeyond), but we will not be able to quantify the impact to our financial statements until the purchase accounting for these transactions is completed.

4.    Acquisitions

During the three fiscal years ended June 30, 2005, we completed 10 acquisitions. Pro forma results of operations have not been presented for any of the acquisitions because the effects of these acquisitions were not material to Sun on either an individual or an aggregate annual basis. The results of operations of each purchase acquisition are included in Sun’s consolidated statements of operations from the date of each acquisition.

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

A summary of Sun’s acquisitions for the fiscal years ended June 30, 2005, 2004 and 2003 is included in the following table (in millions, except share, warrant and option amounts):

Entity Name and Description of Acquisition	Date	Consideration	Goodwill	Developed Technology	Other Net Assets (Liabilities) and Unearned Compensation	IPRD	Form of Consideration and Other Information
Fiscal 2005 Acquisitions
SevenSpace, Inc. Remote system monitoring and management	01/05	$48	$37	$4	$7	—	• $ 47 • $ 1	Cash paid, including acquisition costs Fair value of 312,000 options assumed
Procom Technology, Inc. Network attached storage intellectual property	06/05	$52	—	$50	$2	—	• $ 51 • $ 1	Cash paid, including acquisition costs Fair value of surrendered shares in Procom
Fiscal 2004 Acquisitions
Kealia, Inc. Next generation server technology	4/04	$93	—	$16	$8	$69	• $ 65 • $ 27 • $ 1	11,513,000 shares common stock issued(1) Fair value of 4,968,000 options assumed Cash paid for acquisition costs
Nauticus Networks, Inc. Technology for a high-performance content-switch, including SSL, security, load-balancing and virtualization	1/04	$12	$4	$16	$(8)	—	• $ 12	Cash paid, including acquisition costs
Waveset Technologies, Inc. Identity Management	12/03	$136	$77	$39	$20	—	• $122 • $ 14	Cash paid, including acquisition costs Fair value of 3,492,000 options assumed
CenterRun, Inc. Provisioning technology for data centers	8/03	$65	$46	$9	$10	—	• $ 63 • $ 2	Cash paid, including acquisition costs Fair value of 374,000 options assumed
Pixo, Inc. Technology-based server software	7/03	$23	$17	$4	$1	$1	• $ 23	Cash paid, including acquisition costs
Fiscal 2003 Acquisitions
Pirus Networks, Inc. Storage networking systems	11/02	$167	$143	$36	$(15)	$3	• $158 • $ 8 • $ 1	47,650,000 shares common stock issued Fair value of 2,609,000 options assumed Cash paid for acquisition costs
Terraspring, Inc. Automated networking solutions	11/02	$30	$27	$3	—	—	• $ 30	Cash paid, including acquisition costs
Afara Websystems, Inc. Next generation, SPARC microprocessor-based technology	7/02	$28	—	—	$28	—	• $ 26 • $ 1 • $ 1	4,867,000 shares common stock issued Fair value of 210,000 options assumed and 109,000 warrants Cash paid for acquisition costs

(1)	In addition to the purchase price, 3,519,000 shares of Sun’s common stock were issued and are being held in escrow pending the completion of future employment requirements.

Our fiscal 2005 acquisitions of SevenSpace and Procom are described below.

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

Procom

On June 9, 2005, we acquired the Network Attached Storage (NAS) intellectual property, certain tangible assets and certain employees of Procom, a privately-held company based in Irvine, California, by means of an asset purchase agreement. We acquired these assets from Procom in order to strengthen our existing NAS product offerings and to accelerate the development of our next-generation NAS solutions.

In accordance with SFAS 141 “Business Combinations,” this transaction was accounted for as a purchase of assets as defined by EITF Issue No. 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” rather than as a business combination. Accordingly, no goodwill was recorded from this acquisition, as consideration in excess of the fair value of identified assets was allocated pro-rata to the identified intangible assets. The total purchase price was approximately $52 million and consisted of $50 million in cash, approximately $1 million in transaction costs, and approximately $1 million related to the fair value of our investment in Procom which was surrendered as part of the asset purchase agreement. The total purchase price of $52 million was allocated as follows (in millions):

Developed technology	$50
Assembled workforce	2

Total	$52

5.    Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the years ended June 30, 2005 and 2004, by reportable segment, are as follows (in millions):

	Product Group	Sun Services	Total
Balance as of June 30, 2003	$240	$86	$326
Goodwill acquired during the period	99	45	144
Utilization of acquired deferred tax assets	(13)	(2)	(15)
Impairments	—	(49)	(49)

Balance as of June 30, 2004	326	80	406
Goodwill acquired during the period	—	37	37
Utilization of acquired deferred tax assets	(2)	—	(2)

Balance as of June 30, 2005	$324	$117	$441

We perform our impairment analysis at one level below the operating segment level (See Note 16) as defined in SFAS 142. This analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists; and (2) measure the amount of impairment. SFAS 142 requires that we estimate the fair value of our reporting units as compared with their estimated book value. If the estimated fair value of a reporting unit is less than the estimated book value, then an impairment is deemed to have occurred. In estimating the fair value of our reporting units, we primarily use the income approach (which utilizes forecasted discounted cash flows to estimate the fair value of the reporting unit) and the market approach (which estimates fair value based on market prices for comparable companies). We also consider our total market capitalization as of each date on which we conclude an analysis is required, and our average market capitalization for a period of time prior to and subsequent to each date on which we conclude an analysis is required, to adequately consider the impact of volatility on market capitalization on that day. As required by SFAS 142, prior to conducting our goodwill impairment analysis, we assess long-lived assets for impairment in accordance with SFAS 144.

We performed our annual goodwill impairment analysis in the fourth quarter of each of our past three fiscal years. In addition, in October 2002, based on a combination of factors, particularly: (1) our then current and projected operating results; (2) our decision to reduce our workforce and eliminate excess facility space; and (3) our then current market capitalization, we concluded there were sufficient indicators to require us to assess whether any portion of our recorded goodwill balance was impaired. Based on our estimates of forecasted discounted cash flows as well as our market capitalization, at each of these dates, we concluded that goodwill impairment charges of none, $49 million and $2,027 million were necessary during fiscal 2005, 2004 and 2003, respectively.

The fiscal 2004 impairment charges related to the goodwill in our Educational services reporting unit. The lower discounted cash flows attributable to our Educational services reporting unit in fiscal 2004 were primarily due to a decrease in revenue and gross margin, mostly resulting from the end-of-life of new enterprise learning platform licensing and hosting agreements, as well as reduced expectations for other products. Educational services revenues declined in fiscal 2004 by approximately 16% as compared to fiscal 2003. In measuring the amount of goodwill impairment, we estimated fair value of the reporting unit based on our estimates of forecasted discounted cash flows as well as our market capitalization and concluded it was negative. Any allocation of such negative fair value would have resulted in no implied value of the existing goodwill. As a result, we concluded that all of the recorded goodwill in the Educational services reporting unit was impaired and needed to be expensed as a non-cash charge to continuing operations during the fourth quarter of 2004. The resulting impairment charge of $49 million primarily related to goodwill acquired through our acquisitions of ISOPIA, Inc. of $39 million and Ed Learning Systems, Inc. of $7 million.

The fiscal 2003 impairment charges related to the goodwill in our then Volume Systems and Network Storage reporting units, which was established primarily as a result of our acquisition of Cobalt, Inc. As required by SFAS 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the estimated fair value of the reporting units to the tangible and intangible assets (other than goodwill) within these reporting units. Based on this allocation, we concluded that all of the recorded goodwill in the Volume Systems reporting unit ($1,566 million) and the Network Storage reporting unit ($461 million) was impaired and needed to be expensed as a non-cash charge to continuing operations during the second quarter of fiscal 2003. When we conducted our fiscal 2003 annual analysis in the fourth quarter of fiscal 2003, we concluded at that time that we did not have any impairment of goodwill based on our then forecasted discounted cash flows as well as our market capitalization.

During fiscal 2004, we released valuation allowances of approximately $18 million recorded on acquired deferred tax assets which were realized as a result of income generated by the Microsoft settlement. In accordance with SFAS 109, “Accounting for Income Taxes” we applied releases of our valuation allowances first to reduce goodwill related to the acquired companies (in the amount of $15 million in fiscal 2004) and next to reduce other acquisition-related intangible assets (in the amount of $3 million in fiscal 2004).

Reporting units in our Product Group segment accounted for approximately 73% of the carrying value of our goodwill at June 30, 2005.

Other Acquisition-Related Intangible Assets

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

In accordance with SFAS 144 and our internal accounting policies, we performed semi-annual other intangible assets impairment analyses in the second and fourth quarters of each of our past three fiscal years. In addition, based on the same considerations outlined in the above discussion on goodwill, in October 2002, we concluded there were sufficient indicators to require us to assess whether a portion of our other intangible assets was impaired. Based on our estimates of forecasted undiscounted cash flows at each of these dates, we concluded that other acquisition-related intangible asset impairment expenses of none was needed in fiscal 2005 and 2004 and $42 million in our Product Group segment was necessary during fiscal 2003, to reduce our other acquisition-related intangible assets balance to its estimated fair value. The fiscal 2003 impairment of non-goodwill intangible assets was recognized before we made a hypothetical allocation of the estimated fair value of the reporting units to the tangible and intangible assets (other than goodwill) within each reporting unit tested for goodwill impairment, as required by SFAS 142. The estimated fair value of the other acquisition-related intangibles was determined using the income approach (discounted cash flows). Approximately $31 million and $11 million of the impairment related to intangible assets acquired in our acquisitions of Cobalt Networks, Inc. and HighGround Systems, Inc., respectively. Information regarding our other acquisition-related intangible assets is as follows (in millions):

	Gross Carrying Amount			Accumulated Amortization			Net
	June 30, 2004	Additions	June 30, 2005	June 30, 2004	Additions	June 30, 2005	June 30, 2005
Developed technology	$383	$54	$437	$(295)	$(44)	$(339)	$98
Customer base	50	5	55	(45)	(3)	(48)	7
Acquired workforce and other	86	2	88	(52)	(28)	(80)	8

	$519	$61	$580	$(392)	$(75)	$(467)	$113

	Gross Carrying Amount			Accumulated Amortization			Net
	June 30, 2003	Additions	June 30, 2004	June 30, 2003	Additions	June 30, 2004	June 30, 2004
Developed technology	$300	$83	$383	$(256)	$(39)	$(295)	$88
Customer base	43	7	50	(42)	(3)	(45)	5
Acquired workforce and other	74	12	86	(28)	(24)	(52)	34

	$417	$102	$519	$(326)	$(66)	$(392)	$127

Amortization expense of other acquisition-related intangible assets was $75 million, $66 million and $78 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

Estimated amortization expense for other acquisition-related intangible assets on our June 30, 2005 balance sheet for the fiscal years ending June 30, is as follows (in millions):

2006	$52
2007	29
2008	12
2009	10
2010	10

$113

Other Non-Acquisition Related Intangible Assets

As a result of our settlement with Kodak in October 2004, we recorded a $27 million intangible asset in other non-current assets which is being amortized to cost of sales — products on a straight-line basis over the remaining patent life through fiscal 2010. As of June 30, 2005, its net book value was $23 million net of accumulated amortization of $4 million.

As a result of our strategic alliance with Time Warner, Inc. in fiscal 1999, we recorded an intangible asset associated with a revenue generating technology license in other non-current assets. This intangible asset had a net book value of $5 million, net of accumulated amortization of $217 million at June 30, 2005, and a net book value of $14 million, net of accumulated amortization of $208 million at June 30, 2004. We recorded amortization expense of $9 million, $9 million and $32 million on this technology license for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Based on the considerations outlined in the previous discussion on goodwill, in October 2002, we concluded that sufficient indicators existed to require us to perform an analysis in accordance with SFAS 144 to assess whether a portion of the technology license was impaired. We concluded that the carrying value of the intangible asset was impaired and recognized a non-cash impairment expense of $56 million during fiscal 2003.

6.    Restructuring Charges and Workforce Rebalancing Efforts

In accordance with SFAS 112 “Employers’ Accounting for Post Employment Benefits” (SFAS 112) and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146) or, for actions prior to December 31, 2002, EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” we recognized a total of $262 million, $344 million and $371 million in restructuring charges in fiscal 2005, 2004 and 2003, respectively.

We estimated the cost of exiting and terminating our facility leases by referring to the contractual terms of the agreements and by evaluating the current real estate market conditions. In addition, we have estimated sublease income by evaluating the current real estate market conditions or, where applicable, by referring to amounts being negotiated. As of June 30, 2005, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $85 million. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon the commercial real estate market conditions in certain geographies at the time we perform our evaluations or negotiate the lease termination and sublease arrangements with third parties. The amounts we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change.

The following describes restructuring actions we have initiated over the past five fiscal years:

Restructuring Plan V

In June 2005, we implemented a workforce reduction and in July 2005, we committed to a facility exit plan (Restructuring Plan V). In a continuing effort to improve our cost structure and improve operating efficiencies, we plan to reduce our workforce by approximately 1,000 employees across all employee levels, business functions, operating units, and geographic regions. In addition, we plan to eliminate excess facility capacity in light of revised facility requirements. In fiscal 2005, we recognized a total of $44 million in charges associated with Restructuring Plan V, which consisted only of workforce reduction charges. We anticipate recording additional charges related to our workforce and facilities reductions over the next several quarters, the timing of which will depend upon the timing of notification of the employees leaving Sun as determined by local employment laws and as we exit facilities.

In addition, we anticipate incurring additional charges associated with productivity improvement initiatives and expense reduction measures. The total amount and timing of these charges will depend upon the nature, timing, and extent of these future actions.

Restructuring Plan IV

In March 2004, we implemented a plan to reduce our cost structure and improve operating efficiencies by reducing our workforce, exiting facilities, and implementing productivity improvement initiatives and expense reduction measures (Restructuring Plan IV). This plan included reducing our workforce by at least 3,300 employees across all levels, business functions, operating units, and geographic regions. Through the end of fiscal 2005, we reduced our workforce by approximately 4,150 employees under this plan. This plan also included eliminating excess facility capacity in light of revised facility requirements and other actions. In fiscal 2004, we recognized $343 million in total charges, consisting of $215 million in workforce reduction charges and $128 million in excess facility charges. During fiscal 2004, the charge relating to the consolidation of excess facilities included:

•	$95 million of estimated future obligations for non-cancelable lease payments (net of estimated sublease income of $35 million) and/or termination fees resulting from exiting excess rental facilities; and

•	$33 million for the impairment of property and equipment (primarily leasehold improvements) for which there are insufficient cash flows to support the carrying cost. The property and equipment impairment was determined based on the difference between the assets’ estimated fair value and their carrying value.

Under this plan to date, we have recognized $551 million in charges, consisting of $290 million in workforce reduction charges and $261 million in excess facility charges.

All facilities relating to the amounts accrued under this restructuring plan were exited by June 30, 2005.

As of June 30, 2005, substantially all employees to be terminated as a result of the restructuring had been notified. While most of the severance and related fringe benefits have been paid, in accordance with local employment laws, we expect to pay the remaining restructuring accrual related to severance over the next few quarters.

Restructuring Plan III

In October 2002, we implemented a workforce reduction and facility exit plan (Restructuring Plan III). The goal of this plan was to reduce costs and improve operating efficiencies. We implemented the plan by reducing our workforce by approximately 3,200 employees across all employee levels, business functions, operating units, and geographic regions and eliminating excess facility capacity in light of revised facility requirements. During fiscal 2003, we recognized $308 million in total charges, consisting of $176 million in workforce reduction and $132 million in excess facility charges. During fiscal 2003, the charge relating to the consolidation of excess facilities included:

•	$114 million of estimated future obligations for non-cancelable lease payments and/or termination fees resulting from exiting excess rental facilities; and

•	$18 million for the impairment of property and equipment (primarily leasehold improvements) for which there are insufficient cash flows to support the carrying cost. The property and equipment impairment was determined based on the difference between the assets’ estimated fair value and their carrying value.

Under this plan to date, we have recognized $302 million in restructuring charges, consisting of $169 million in workforce reduction charges and $133 million in excess facility charges.

All facilities relating to the amounts accrued under this restructuring plan were exited by June 30, 2004.

Restructuring Plan II

In the second quarter of fiscal 2002, we implemented a workforce reduction and facility exit plan (Restructuring Plan II). The goal of the restructuring was to reduce costs and improve operating efficiencies. Specifically, we reduced our workforce by approximately 9% (or 3,400 employees and 500 contractors) across all employee levels, business functions, operating units, and geographic regions and eliminated excess facilities in light of revised facility requirements. During fiscal 2002, we recognized $511 million in total charges, consisting of $146 million in workforce reduction and $365 million in excess facility charges.

Under this plan to date, we have recognized $533 million in restructuring charges, consisting of $144 million in workforce reduction charges and $389 million in excess facility charges.

All facilities relating to the amounts accrued under this restructuring plan were exited by December 31, 2002.

Facility Exit Plan I

In the fourth quarter of fiscal 2001, we elected to exit certain building leases and discontinue certain building projects. We incurred approximately $75 million for facility exit costs associated with this decision. As a result of the continued deterioration of certain commercial real estate markets, we reduced our sublease income assumptions and, accordingly, recorded an additional $33 million and $26 million charge in fiscal 2003 and fiscal 2002, respectively, to reflect this change in our estimates.

The following table sets forth an analysis of the restructuring accrual activity for the fiscal years ended June 30, 2005, 2004 and 2003 (in millions):

	Restructuring Plan V	Restructuring Plan IV		Restructuring Plan III		Restructuring Plan II		Facility Exit Plan I	Total
	Severance and Benefits	Severance and Benefits	Facilities Related and Other	Severance and Benefits	Facilities Related	Severance and Benefits	Facilities Related	Facilities Related
Balance as of June 30, 2002	$—	$—	$—	$—	$—	$19	$169	$53	$241
Severance and benefits	—	—	—	176	—	—	—	—	176
Accrued lease costs	—	—	—	—	114	—	—	—	114
Property and equipment impairment	—	—	—	—	18	—	—	—	18
Provision adjustments	—	—	—	(4)	(4)	(2)	40	33	63

Total restructuring charges	—	—	—	172	128	(2)	40	33	371
Cash paid	—	—	—	(148)	(5)	(17)	(31)	(26)	(227)
Non-cash	—	—	—	—	(13)	—	3	—	(10)

Balance as of June 30, 2003	—	—	—	24	110	—	181	60	375
Severance and benefits	—	215	—	—	—	—	—	—	215
Accrued lease costs and other	—	—	95	—	—	—	—	—	95
Property and equipment impairment	—	—	33	—	—	—	—	—	33
Provision adjustments	—	—	—	(3)	(3)	—	—	7	1

Total restructuring charges	—	215	128	(3)	(3)	—	—	7	344
Cash paid	—	(49)	(6)	(21)	(19)	—	(28)	(23)	(146)
Non-cash	—	—	(34)	1	2	—	—	1	(30)

Balance as of June 30, 2004	—	166	88	1	90	—	153	45	543
Severance and benefits	44	83	—	—	—	—	—	—	127
Accrued lease costs	—	—	111	—	—	—	—	—	111
Property and equipment impairment	—	—	16	—	—	—	—	—	16
Provision adjustments	—	(8)	6	—	8	—	4	(2)	8

Total restructuring charges	44	75	133	—	8	—	4	(2)	262
Cash paid	—	(204)	(47)	(1)	(20)	—	(28)	(17)	(317)
Non-cash	—	—	(17)	—	(1)	—	—	—	(18)

Balance as of June 30, 2005	$44	$37	$157	$—	$77	$—	$129	$26	$470

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. Our accrual as of June 30, 2005 for facility-related leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2023. As of June 30, 2005, $178 million of the total $470 million accrual for workforce reductions and facility-related leases was classified as current accrued liabilities and other and the remaining $292 million was classified as other non-current obligations.

The above restructuring charges are based on estimates that are subject to change. Changes to the previous estimates have been reflected as “Provision adjustments” on the above table in the period the changes in estimates were made.

Workforce Rebalancing Efforts

Prior to the initiation of our Restructuring Plan IV, we had initiated certain workforce rebalancing efforts during the first six months of fiscal 2004. As a result, we incurred $55 million of separation costs during this period. Approximately $3 million, $14 million and $38 million of these separation costs were included in cost of sales, research and development and selling, general and administrative expenses, respectively. During fiscal 2005 and fiscal 2004, we paid $1 million and $54 million, respectively.

7.    Balance Sheet Details

Inventories

At June 30, Inventories consisted of the following (in millions):

	2005	2004
Raw materials	$48	$82
Work in process	121	134
Finished goods	262	248

	$431	$464

As of June 30, 2005 and 2004, our inventory balances were net of write-downs of approximately $38 million and $48 million, respectively.

Prepaid Expenses and Other Current Assets

At June 30, Prepaid expenses and other current assets consisted of the following (in millions):

	2005	2004
Refundable income taxes	$184	$222
Other prepaid expenses and other current assets	694	615

	$878	$837

Property, Plant and Equipment, net

At June 30, Property, plant, and equipment, net, consisted of the following (in millions):

	2005	2004
Machinery and equipment	$2,574	$2,787
Land, buildings, and building improvements	1,492	1,490
Leasehold improvements	486	493
Furniture and fixtures	256	264

	4,808	5,034
Less accumulated depreciation	(3,039)	(3,038)

	$1,769	$1,996

Depreciation expense was $495 million, $589 million and $653 million for fiscal 2005, 2004 and 2003, respectively.

Other Non-Current Assets, net (Restated)

At June 30, Other non-current assets, net, consisted of the following (in millions):

	2005	2004
		(Restated)
Marketable equity securities and other equity securities	$76	$111
Spare parts, net	162	214
Interest-rate swap agreements	74	127
Other	236	254

	$548	$706

Spare parts are amortized using the straight-line method over their useful lives of three years. Amortization expense was $144 million, $108 million and $192 million for fiscal 2005, 2004 and 2003, respectively.

For further discussion on interest-rate swap agreements, see Notes 9 and 10.

Accrued Liabilities and Other (Restated)

At June 30, Accrued liabilities and other consisted of the following (in millions):

	2005	2004
		(Restated)
Income taxes payable	$120	$314
Restructuring accrual	178	273
Other accrued liabilities and other	716	738

	$1,014	$1,325

Deferred Revenues

The following table sets forth an analysis of our deferred revenue activity (in millions):

	Deferred services revenues	Other deferred revenues	Total
Balance at June 30, 2004	$1,612	$562	$2,174
Revenue deferred	1,402	899	2,301
Revenue recognized	(1,362)	(921)	(2,283)

Balance at June 30, 2005	1,652	540	2,192
Less short-term portion	(1,185)	(463)	(1,648)

Total long-term deferred revenues	$467	$77	$544

Deferred services revenues consist primarily of billings to our customers related to: (1) maintenance contract revenue, which is recognized ratably over the contractual period; (2) Educational services revenue, which is recognized as the services are rendered; (3) time and material Client solutions contract revenue, which is recognized as the services are rendered; and (4) fixed price Client solutions contract revenue, which is recognized as the services are rendered or upon completion of the Client solutions services contract.

Other deferred revenues primarily comprised revenue deferred in connection with product installations, software OEM sales and customer deposits.

Warranty Reserve

We accrue for our product warranty costs at the time of shipment. Product warranty costs are estimated based upon our historical experience and specific identification of the products requirements, which may fluctuate based on product mix.

The following table sets forth an analysis of our warranty reserve activity (in millions):

Total
Balance at June 30, 2003	$267
Charged to costs and expenses	331
Utilized	(346)

Balance at June 30, 2004	252
Charged to costs and expenses	304
Utilized	(332)

Balance at June 30, 2005	$224

Accumulated Other Comprehensive Income (Loss)

At June 30, the components of Accumulated other comprehensive income (loss), reflected in the Consolidated Statements of Stockholders’ Equity, net of related taxes, consisted of the following (in millions):

	2005	2004	2003
Unrealized gains (losses) on investments, net	$11	$(17)	$31
Unrealized gains (losses) on derivative instruments and other, net	2	(6)	(20)
Cumulative translation adjustments	195	196	166

	$208	$173	$177

At June 30, the net change in unrealized gains (losses) on available-for-sale securities, net of related taxes, consisted of the following (in millions):

	2005	2004	2003
Net unrealized gains (losses) arising during the period, net of tax (benefit) expense of none, $(8) and $13 in 2005, 2004 and 2003, respectively	$7	$(52)	$20
Add (gains) losses:
Included in net loss for the period, net of tax expense of none, none and $(12) in 2005, 2004 and 2003, respectively	5	4	(19)
Written off due to impairment, net of tax benefit of none, none and $3 in 2005, 2004 and 2003, respectively	16	—	5

Net change in unrealized gains (losses) on available-for-sale securities	$28	$(48)	$6

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

At June 30, the fair values of Sun’s short-term and long-term marketable debt securities were as follows (in millions):

	2005
	Adjusted Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value	Fair Value of Securities with Unrealized Losses(1)
Corporate notes and bonds	$1,185	$—	$(6)	$1,179	$749
Asset and mortgage-backed securities	2,301	1	(13)	2,289	1,435
U.S. government notes and bonds	1,977	1	(9)	1,969	1,259
Money market securities	1,480	—	—	1,480	2
State and local government debt	21	—	—	21	21
Other	15	—	—	15	10

Total marketable securities	$6,979	$2	$(28)	$6,953	$3,476

Less cash equivalents				(1,480)

Total marketable debt securities				5,473
Less short-term portion				(1,345)

Total long-term marketable debt securities				$4,128

	2004
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value of Securities with Unrealized Losses
Corporate notes and bonds	$1,405	$3	$(7)	$1,401	$769
Asset and mortgage-backed securities	2,204	3	(16)	2,191	1,675
U.S. government notes and bonds	1,844	2	(8)	1,838	1,052
Money market securities	1,693	—	—	1,693	—
State and local government debt	16	—	—	16	8
Other	21	—	—	21	10

Total marketable securities	$7,183	$8	$(31)	$7,160	$3,514

Less cash equivalents				(1,693)

Total marketable debt securities				5,467
Less short-term portion				(1,460)

Total long-term marketable debt securities				$4,007

(1)	Adjusted cost and unrealized losses include our $15 million impairment loss associated with our intent to liquidate a portion of our June 30, 2005 securities portfolio, due to our acquisition of StorageTek in the first quarter of fiscal 2006.

All securities with unrealized losses have primarily been in loss positions for less than 12 months. We only invest in debt securities with a minimum rating of BBB- or above from a nationally recognized credit rating agency. At June 30, 2005, we had investments in debt instruments of four issuers exceeding 2% of the fair market value of our marketable debt securities, including cash equivalents, of $6,953 million. At June 30, 2005, investment concentration by issuer was as follows (dollars in millions):

Issuer	Fair Value ($)	Fair Value (%)
Federal National Mortgage Association	$718	10%
U.S. Treasuries	638	9%
Federal Home Loan Bank	444	6%
Federal Home Loan Mortgage Corporation	379	6%
All others(1)	4,774	69%

	$6,953	100%

(1)	Investments in all other issuers were, individually, less than $140 million or 2% of the fair market value of our marketable debt securities of $6,953 million.

Net realized gains (losses) before taxes on marketable debt securities totaled $(25) million, $(6) million and $32 million in fiscal 2005, 2004 and 2003, respectively, recorded in Interest and other income, net. The fiscal 2005 realized loss included a $15 million impairment loss associated with our intent to liquidate a portion of our June 30, 2005 securities portfolio, due to our acquisition of StorageTek in the first quarter of fiscal 2006. The cost of securities sold during the year was determined based on the specific identification method.

At June 30, 2005, the cost and estimated fair values of short-term and long-term marketable debt securities (excluding cash equivalents) by contractual maturity were as follows (in millions):

	Cost	Fair Value
Less than one year	$1,350	$1,345
Mature in 1-2 years	1,387	1,380
Mature in 3-5 years	1,531	1,521
Mature after 5 years	1,231	1,227

Total	$5,499	$5,473

Mortgage-backed assets were allocated based on their contractual maturity.

At June 30, the fair value of Sun’s borrowing arrangements and other financial instruments was as follows (in millions):

	2005 Asset (Liability)		2004 Asset (Liability)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current portion of long-term debt and short-term borrowings	$—	$—	$(257)	$(251)
7.0-7.65% Senior Debt	(1,123)	(1,118)	(1,175)	(1,126)
Forward foreign exchange contracts	9	9	(4)	(4)
Foreign currency option contracts	11	11	3	3
Interest-rate swap agreements (non-current portion of $74 and $127 in fiscal 2005 and 2004, respectively)	74	74	134	134

9. Derivative Financial Instruments

We have interest rate swaps that are designated and qualify as fair value hedges. The gains or losses on the derivative instruments as well as the offsetting gains or losses on the hedged items attributable to the hedged risk are recognized in earnings in the current period.

We enter into foreign exchange forward and option contracts that are designated and qualify as cash flow hedges under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Changes in the fair value of the effective portion of these outstanding forward and option contracts are recognized in Other Comprehensive Income (OCI). These amounts are reclassified from OCI and recognized in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. Gains or losses resulting from changes in forecast probability were not material during fiscal 2005, 2004 and 2003.

Changes in the ineffective portion of a derivative instrument are recognized in earnings (classified in selling, general and administrative expense) in the current period. Effectiveness for forward cash flow hedge contracts is measured by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction. The fair market value of the hedged exposure is presumed to be the market value of the hedge instrument when critical terms match. Ineffectiveness during fiscal 2005, 2004 and 2003 was not significant.

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

Our hedging contracts are primarily intended to protect against changes in the value of the U.S. dollar. Accordingly, for forecasted transactions, U.S. dollar functional subsidiaries hedge foreign currency revenues and non-U.S. dollar functional subsidiaries selling in foreign currencies hedge U.S. dollar inventory purchases. Gains and losses are reclassified from OCI as an adjustment to revenue or cost of sale in the same period that the underlying revenue and cost of sale is recognized in the Consolidated Statement of Operations. All values reported in OCI at June 30, 2005 will be reclassified to earnings within 12 months.

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

Interest Rate Risk Management.    We are exposed to interest rate risk from both investments and debt. We have hedged against the risk of changes in fair value associated with our fixed rate Senior Notes (See Note 10) by entering into fixed-to-variable interest rate swap agreements, designated as fair value hedges, of which 8 are outstanding, with a total notional amount of $1.1 billion as of June 30, 2005. We assume no ineffectiveness as each interest rate swap meets the short-cut method requirements under SFAS 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the interest rate swaps are offset by changes in the fair value of the debt, both reported in interest expense, and no net gain or loss is recognized in earnings.

Accumulated Derivative Gains or Losses.    The following table summarizes activity in OCI, net of related taxes, related to foreign exchange derivatives held by Sun during the fiscal years ended June 30, (in millions):

	2005	2004	2003
Unrealized gain (loss), net, on derivative instruments, at beginning of period	$(6)	$(20)	$(31)
Decrease in fair value of derivatives, net of taxes	(7)	(13)	(60)
Losses reclassified from OCI:
Revenues	18	21	56
Cost of sales	6	6	15

Unrealized gain (loss), net, on derivative instruments, at end of period	$11	$(6)	$(20)

10. Borrowing Arrangements

At June 30, 2005 and 2004, Sun and its subsidiaries had uncommitted lines of credit aggregating approximately $477 million and $566 million, respectively. No amounts were drawn from these lines of credit as of June 30, 2005 and 2004. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

In August 1999, we issued $1.5 billion of unsecured senior debt securities in four tranches (the Senior Notes). The Senior Notes consist of the following notes: $200 million (paid on August 15, 2002 and bore interest at 7%); $250 million (paid on August 15, 2004 and bore interest at 7.35%); $500 million (due on August 15, 2006 and bearing interest at 7.5%); and $550 million (due on August 15, 2009 and bearing interest at 7.65%). Interest on the Senior Notes is payable semi-annually. We may redeem all or any part of any tranche of the Senior Notes at any time at a price equal to 100% of the principal plus accrued and unpaid interest in addition to an amount determined by a quotation agent, representing the present value of the remaining scheduled payments. The Senior Notes are subject to compliance with certain covenants that do not contain financial ratios. We are currently in compliance with these covenants. If we failed to be in compliance with these covenants, the trustee of the Senior Notes or holders of not less than 25% in principal amount of the Senior Notes would have the ability to demand immediate payment of all amounts outstanding. As discussed in Note 9, we also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest associated with the Senior Notes effectively becomes variable. In addition, we currently have effective shelf registration statements on file with the Securities and Exchange Commission that permit us to offer an additional $2.5 billion of debt securities and common and preferred stock in one or more separate series, in amounts, at prices, and on terms to be set forth in the prospectus contained in these registration statements and in one or more supplements to the prospectus. However, there is no guarantee that we will be able to raise money under these shelf registration statements.

Total interest expense was $49 million, $37 million and $43 million in fiscal 2005, 2004 and 2003, respectively.

11. Income Taxes (Restated)

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are determined based on the difference between the U.S. GAAP financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

In the fiscal years ended June 30, income (loss) before income taxes and the provision for (benefit from) income taxes consisted of the following (in millions):

	2005	2004	2003
		(Restated)	(Restated)
Income (loss) before income taxes:
United States	$(526)	$448	$(2,705)
Foreign	342	(11)	52

Total income (loss) before income taxes	$(184)	$437	$(2,653)

Provision for (benefit from) income taxes:
Current:
United States federal(1)	$(20)	$80	$—
State(2)	1	(1)	24
Foreign(3)	147	107	53

Total current income taxes	128	186	77
Deferred:
United States federal	(122)	284	536
State	—	286	168
Foreign	(83)	69	(50)

Total deferred income taxes	(205)	639	654

Provision for (benefit from) income taxes	$(77)	$825	$731

(1)	Net of $310 million tax benefit of operating loss carryforwards in fiscal 2004.

(2)	Net of $54 million tax benefit of operating loss and tax credit carryforwards in fiscal 2004.

(3)	Net of $26 million of tax credit carryforwards in fiscal 2004.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our deferred tax assets and liabilities, at June 30, were as follows (in millions):

	2005	2004
		(Restated)
Deferred tax assets:
Inventory valuation	$29	$67
Reserves and other accrued expenses	209	239
Compensation not currently deductible	99	80
Net operating loss carryforwards	495	232
Deferred revenue	240	236
Tax credits carryforward	538	620
Investment impairments	195	202
Restructuring liability	156	118
Acquisition-related intangibles	106	122
Tax credits on undistributed profits of subsidiaries	956	921
Fixed assets	135	74
Other	171	228

Gross deferred tax assets	3,329	3,139
Valuation allowance	(2,092)	(1,967)

Realizable deferred tax assets	1,237	1,172
Deferred tax liabilities:
Net undistributed profits of subsidiaries	(993)	(1,124)
Acquisition-related intangibles	(21)	(45)
Unrealized gain on investments	(50)	(50)
Other	(10)	—

Gross deferred tax liabilities	(1,074)	(1,219)

Net deferred tax assets (liabilities)	$163	$(47)

The following table set forth an analysis of our valuation allowance activity (in millions):

Total
Balance at June 30, 2003 (as reported)	$1,090
Effect of restatement	211

Balance at June 30, 2003 (as restated)	1,301
Charged to income tax provision	563
Charged to other accounts	103
Credited to income tax provision	—

Balance at June 30, 2004 (as restated)	1,967
Charged to income tax provision	108
Charged to other accounts	20
Credited to income tax provision	(3)

Balance at June 30, 2005	$2,092

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the difference, for fiscal years ended June 30, were as follows (in millions):

	2005	2004	2003
		(Restated)	(Restated)
Expected tax rate at 35%	$(64)	$153	$(929)
State income taxes, net of federal tax benefit	4	182	125
Foreign earnings permanently reinvested in foreign operations	51	135	30
Foreign income tax rate differential	(53)	2	(45)
Goodwill impairment/amortization	—	3	693
Acquired in-process research and development	—	25	1
Research and development credit	(35)	(33)	(24)
Utilization of acquired net operating loss carryforwards	2	18	—
Valuation allowance	217	339	911
U.S. and foreign tax settlements	(213)	—	—
Other	14	1	(31)

Provision (benefit) for income taxes	$(77)	$825	$731

U.S. income taxes were not provided for a cumulative total of approximately $1,095 million of undistributed earnings for certain foreign subsidiaries. These earnings are considered to be permanently invested in operations outside of the U.S.

As of June 30, 2005, Sun had aggregate federal net operating loss carryforwards of $872 million. If not utilized, these carryforwards will expire in fiscal years 2008 through 2025. The use of the federal net operating loss carryforwards in any one fiscal year is limited due to prior changes in ownership incurred by acquired companies. As of June 30, 2005, Sun had aggregate state net operating loss carryforwards of $1,371 million. If not utilized, these carryforwards will expire in fiscal years 2006 through 2025.

As of June 30, 2005, Sun had aggregate foreign net operating loss carryforwards of $429 million. Foreign net operating loss carryforwards of $31 million, if unused, will expire in fiscal years 2007 through 2015. The remaining foreign operating loss carryforwards of $398 million have an indefinite life.

As of June 30, 2005, Sun had federal and state tax credit carryforwards for income tax purposes of $338 million and $308 million, respectively. If not utilized, the federal credits will expire in fiscal years 2006 through 2025. State tax credit carryforwards of $45 million will expire in fiscal years 2006 through 2020. The remaining state tax credit carryforwards of $263 million have an indefinite life.

The federal and state provisions do not reflect the tax savings resulting from deductions associated with our various stock option plans. These savings were zero, $4 million and $9 million in fiscal 2005, 2004 and 2003, respectively.

Deferred tax assets of approximately $90 million as of June 30, 2005 pertain to certain tax credits and net operating loss carryforwards resulting from the exercise of employee stock options, which have been fully offset by a valuation allowance. When recognized, the reversal of the valuation allowance will be accounted for as a credit to shareholders’ equity rather than as a reduction of the income tax provision.

In addition, net deferred tax assets of approximately $33 million pertained to certain deductible temporary differences and net operating loss carryforwards acquired in certain purchase business combinations. When recognized, the reversal of the valuation allowance will be accounted for as a credit to existing goodwill or other long-term intangibles of the acquired entity rather than as a reduction of the period’s income tax provision. If no goodwill or long-term intangible assets remain, the credit would reduce the income tax provision in the current period.

We believe it is more likely than not that all but $163 million of deferred tax assets will not be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards, and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

During the third quarter of fiscal 2005, we recorded a tax benefit of $69 million from actions taken in response to the U.S. and the Netherlands tax treaty. These actions resulted in a reduction of the Dutch withholding taxes previously provided on undistributed earnings which were not permanently invested outside of the U.S.

During the fourth quarter of fiscal 2005, we settled the Internal Revenue Service (IRS) income tax audit for the fiscal years 1997 through 2000 and the Dutch income tax audit for the fiscal years 2000 through 2004. As a result, we reduced our income tax reserves resulting in a total benefit of $213 million.

We are currently under examination by the IRS for tax returns filed in fiscal years 2001 through 2002. Although the ultimate outcome is unknown, we have reserved for potential adjustments that may result from the current examination and we believe that the final outcome will not have a material affect on our results of operations. If events occur which indicate payment of these amounts are unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. In addition, although specific foreign country transfer pricing exposures have not been identified, the risk of potential adjustment exists. If our estimate of the federal, state and foreign income tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

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

12.    Commitments and Contingencies

Operating Lease Commitments

We lease certain facilities and equipment under non-cancelable operating leases. During fiscal 2005, 2004 and 2003, we elected to exit certain building leases and building projects, but still have obligations on these particular facilities. See Note 6 for further detail.

At June 30, 2005, the future minimum annual lease payments for all occupied and exited facility leases were approximately (in millions):

	Non-cancelable Operating Leases	Non-cancelable Subleases	Net Payments
Fiscal 2006	$236	$(20)	$216
Fiscal 2007	189	(16)	173
Fiscal 2008	143	(12)	131
Fiscal 2009	125	(8)	117
Fiscal 2010	111	(8)	103
Thereafter	312	(58)	254

	$1,116	$(122)	$994

Rent expense under the non-cancelable operating leases was $125 million, $201 million and $253 million in fiscal 2005, 2004 and 2003, respectively.

Asset Retirement Obligations

We have asset retirement obligations from certain leased facilities where we have contractual commitments to remove leasehold improvements and return the property to a specified condition when the lease terminates. At June 30, 2005 and 2004, the net present value of these obligations was $36 million in both years and are primarily classified in other non-current obligations. At June 30, 2005 and 2004, the leasehold assets solely related to our asset retirement obligations approximated $11 million and $15 million, respectively. The amount of amortization of the associated leasehold assets and accretion expense associated with our asset retirement obligations have not been material.

Guarantees, Letters of Credit and Indemnification Obligations

In the normal course of our business, we issue guarantees and letters of credit to numerous third-parties and for various purposes such as lease obligations and state and local governmental agencies requirements. At June 30, 2005, we had approximately $18 million of outstanding financial letters of credit.

In the normal course of business, we may enter into contractual arrangements under which we may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on behalf of Sun or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have not been material.

Through the normal course of our business, we purchase or place orders for the necessary components of our products from various suppliers and we commit to purchase services where we would incur a penalty if the agreement was canceled. We estimate that our contractual obligations at June 30, 2005 was $501 million due within the following twelve months. This amount does not include contractual obligations recorded on the balance sheet as current liabilities.

Litigation and Other Contingencies

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

On April 20, 2004, we were served with a complaint in a case entitled Gobeli Research (Gobeli) v. Sun Microsystems, Inc. and Apple Computer, Inc. (Apple). The complaint alleges that Sun products, including our Solaris TM Operating System, infringe on a Gobeli patent related to a system and method for controlling interrupt processing. Gobeli claims that Apple’s OS 9 and OS X operating systems violate that same patent. The case is pending in the United States District Court for the Eastern District of Texas. We have filed a response denying liability and stating various affirmative defenses, and we intend to present a vigorous defense.

We entered into settlement agreements with the United States Department of Commerce, Bureau of Industry and Security, Office of Export Enforcement (BIS) on December 15, 2003 addressing certain BIS charges that we had violated export control regulations. The settlement included a one year suspended denial of our worldwide export privileges, which expired on December 15, 2004 without incident.

In fiscal 2005, the General Services Administration (GSA) began auditing our records under the schedule contracts it had with us to verify our compliance with various contract provisions from October 1997 to February 2005. If the audit determines that we did not comply with such provisions, we may be required to pay the GSA a potential settlement. We have made a preliminary assessment of our exposure for such amounts potentially due and such assessment is reflected in our fiscal 2005 consolidated financial statements. The exact date for completion of the audit and the subsequent negotiation process is unknown and may not be concluded for several quarters.

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

Based on the agreements with Microsoft described above, we recognized $54 million and $1,597 million in settlement income during fiscal 2005 and 2004, respectively, and deferred $350 million in fiscal 2004 as other non-current obligations until the earlier of usage of the royalties by Microsoft or such time as all our obligations have been met. In fiscal 2004, we also deferred $3 million in connection with our obligation to provide technical support under the terms of the technical collaboration agreement, which is being recognized to income over the 10 year term of the agreement.

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

Common stock repurchase programs

From time to time, our Board of Directors approves common stock repurchase programs allowing management to repurchase shares of our common stock in the open market. In February 2001, we announced our intention to acquire up to $1.5 billion of our outstanding common stock under a stock repurchase program authorized by our Board of Directors. Under the February 2001 program, the timing and actual number of shares subject to repurchase are at the discretion of our management and are contingent on a number of factors, including our projected cash flow requirements, our return to sustained profitability and our share price. During fiscal 2005 and 2004, we did not repurchase common stock under any repurchase programs, while we repurchased 126 million shares under all repurchase programs for an aggregate purchase price of $499 million in fiscal 2003. All such repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. As of June 30, 2005, approximately $230 million of the $1.5 billion remains available for repurchase.

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

On April 28, 2005, our Board of Directors approved the acceleration of vesting of certain unvested and “out-of-money” stock options with exercise prices equal to or greater than $6.00 per share previously awarded to our employees, including our executive officers and directors, under our equity compensation plans. The acceleration of vesting was effective for stock options outstanding as of May 30, 2005. Options to purchase approximately 45 million shares of common stock or 18% of our outstanding unvested options were subject to the acceleration. The weighted average exercise price of the options that were accelerated was $14.85. The purpose of the acceleration was to enable us to avoid recognizing compensation expense associated with these options in future periods in our Consolidated

Statements of Operations upon the adoption of SFAS 123R in July 2005. We also believe that because the options that were accelerated had exercise prices in excess of the current market value of our common stock, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention.

Information with respect to stock option and stock purchase rights activity is as follows (in millions, except per share amounts):

	Shares Available for Grant	Outstanding Options
		Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2002	244	556	$15.86
Additional shares reserved	135	—	—
Grants and assumptions	(112)	115	3.72
Exercises	—	(26)	1.74
Cancellations	55	(58)	17.54
Plan expiration	(17)	—	—

Balance at June 30, 2003	305	587	13.95
Grants and assumptions	(103)	111	3.87
Exercises	—	(41)	2.52
Cancellations	54	(54)	14.04

Balance at June 30, 2004	256	603	12.85
Grants and assumptions	(87)	87	3.80
Exercises	—	(36)	2.85
Cancellations	95	(97)	13.61

Balance at June 30, 2005	264	557	$11.94

The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2005 (shares and aggregate intrinsic value in millions):

	Outstanding Options					Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Potential Dilution	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Potential Dilution
$0.01 - $3.73	74	5.7	$3.22	$38	2.2%	27	$3.11	$17	0.8%
$3.73 - $5.01	189	6.4	4.10	—	5.5%	40	4.18	—	1.2%
$5.02 - $10.00	122	3.2	7.32	—	3.6%	119	7.36	—	3.5%
$10.01 - $15.00	35	2.9	12.61	—	1.0%	35	12.61	—	1.0%
$15.01 - $20.00	66	3.4	17.93	—	1.9%	66	17.93	—	1.9%
$20.01 - $40.00	37	2.8	38.11	—	1.1%	37	38.11	—	1.1%
$40.01 - $201.02	34	3.0	49.89	—	1.0%	34	49.89	—	1.0%

	557	4.6	$11.94	$38	16.3%	358	$16.40	$17	10.5%

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Sun’s closing stock price of $3.73 at June 30, 2005, and the exercise price, times the number of shares) that would have been received by the option holder had all option holders exercised their options on June 30, 2005. This amount changes based on the fair market value of Sun’s stock.

At June 30, 2004, options to purchase 313 million shares were exercisable at a weighted average exercise price of $16.15. At June 30, 2003, options to purchase 292 million shares were exercisable at a weighted average exercise price of $14.16. At June 30, 2005, Sun retained repurchase rights to 2 million shares issued pursuant to stock purchase agreements and other stock plans at a weighted average price of approximately $0.01.

Potential dilution is computed by dividing the options in the related range of exercise prices by the shares of common stock issued, adjusted by treasury stock, as of June 30, 2005 (3,408 million shares).

The 557 million options outstanding have vested or will vest as follows (in millions):

	2005 and Prior	2006	2007	2008	2009	2010 and Thereafter	Total
Number of Options	358	51	50	49	33	16	557

As of June 30, 2005, Sun had approximately 396 million shares of common stock reserved for future issuance under its stock plans.

Employee stock purchase plan

To provide employees with an opportunity to purchase Sun common stock through payroll deductions, Sun established the 1990 Employee Stock Purchase Plan (ESPP). Under the ESPP, Sun employees, subject to certain restrictions, may purchase shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is less. Sun issued approximately 36 million, 45 million and 52 million shares of common stock in fiscal 2005, 2004 and 2003, respectively, under the ESPP. At June 30, 2005, approximately 132 million shares remained available for future issuance.

Employee 401(k) plan

Sun has a 401(k) plan known as the Sun Microsystems, Inc. Tax Deferred Retirement Savings Plan (Plan). The Plan is available to all regular employees on Sun’s U.S. payroll and provides employees with tax deferred salary deductions and alternative investment options. The Plan does not provide employees with the option to invest in Sun’s common stock. Employees may contribute up to 30% of their salary, subject to certain limitations. Sun matches employees’ contributions to the Plan at a maximum of 4% of eligible compensation up to the annual maximum of $6,800. We expensed $74 million, $79 million and $78 million in the fiscal 2005, 2004 and 2003, respectively, for our contributions to the Plan. Sun’s contributions to the Plan vest 100% upon contribution.

Non-U.S. benefits plans

Sun provides defined benefit pension plans in certain countries outside the U.S.. We deposit funds for certain of these plans, consistent with the requirements of local law, with insurance companies, third-party trustees, or into government-managed accounts, and accrue for the unfunded portion of the obligation. The assumptions used in calculating the obligation for the non-U.S. plans depend on the local economic environment. The projected benefit obligations were $189 million and $137 million as of June 30, 2005 and 2004, respectively. The related fair value of plan assets were $126 million and $97 million as of June 30, 2005 and 2004, respectively.

Sun’s practice is to fund the various pension plans in amounts at least sufficient to meet the minimum requirements of local laws and regulations. The assets of the various plans are invested in corporate equities, corporate debt securities, government securities and other institutional arrangements. The portfolio of each plan depends on plan design and applicable local laws. Depending on the design of the plan, and local custom and market circumstances, the minimum liabilities of a plan may exceed qualified plan assets. Our contributions for fiscal 2005 and 2004 approximated $15 million and $21 million, respectively. The net amount recognized related to the funded status of the Plans approximated $20 million and $13 million, at June 30, 2005 and 2004, respectively.

16.    Industry Segment, Geographic, and Customer Information

We design, manufacture, market and service network computing infrastructure solutions that consist of Computer Systems (hardware and software), Network Storage systems (hardware and software), Support services and Client solutions and Educational services. Our organization is primarily structured in a functional manner. Effective April 1, 2004, our President and Chief Operating Officer was identified as our Chief Operating Decision Maker (CODM) as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131). Our

CODM managed our company based primarily on broad functional categories of sales, services, manufacturing, product development and engineering and marketing and strategy. Our CODM reviewed consolidated financial information on revenues and gross margins for products and services and also reviewed operating expenses, certain of which had been allocated to our two segments described below.

We operated in two segments: Product Group and Sun Services. Our Product Group segment comprised our end-to-end networking architecture of computing products including our Computer Systems and Network Storage systems product lines. In the Sun Services segment, we provided a full range of services to existing and new customers, including Support services and Client solutions and Educational services.

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

Segment information (Restated)

The following table presents revenues, interdivision revenues, operating income (loss) and total assets for our segments for the three years ended June 30, 2005. The Other segment consists of certain functional groups that did not meet the requirements for a reportable segment as defined by SFAS 131, such as GSO and WMO and other miscellaneous functions such as Finance, Human Resources, and Legal (in millions):

	Product Group	Sun Services	Other		Total
			(Restated)		(Restated)
2005
Revenues	$7,126	$3,944	$—		$11,070
Interdivision revenues	646	400	(1,046)		—
Operating income (loss)	1,172	1,476	(3,025	)(1)	(377)
Total assets	627	398	13,165		14,190

2004
Revenues	$7,355	$3,830	$—		$11,185
Interdivision revenues	671	424	(1,095)		—
Operating income (loss)	1,006	1,127	(3,323	)(1)	(1,190)
Total assets (as restated)	779	332	13,694		14,805

2003
Revenues	$7,793	$3,641	$—		$11,434
Interdivision revenues	625	478	(1,103)		—
Operating income (loss)	1,206	1,193	(5,123	)(1)	(2,724)
Total assets (as restated)	613	469	12,213		13,295

(1)	Includes restructuring charges, impairment of goodwill and other intangible assets and purchased in-process research and development.

Product information

Our product classes comprise revenue from Computer Systems products and Network Storage products. Our services revenue consists of sales from two classes of services: (1) Support services which consists of maintenance contracts and (2) Client solutions and Educational services, which consists of technical consulting to help customers plan, implement, and manage distributed network computing environments and developing and delivering integrated learning solutions for enterprises, IT organizations, and individual IT professionals. The following table provides external revenue for similar classes of products and services for the last three fiscal years (in millions):

	2005	2004	2003
Computer Systems products	$5,826	$5,854	$6,243
Network Storage products	1,300	1,501	1,550

Total products revenue	$7,126	$7,355	$7,793

Support services	$3,031	$2,999	$2,844
Client solutions and Educational services	913	831	797

Total services revenue	$3,944	$3,830	$3,641

Customer information

Sales to General Electric Company (GE) and its subsidiaries in the aggregate accounted for approximately 16%, 14% and 11% of our fiscal 2005, 2004 and 2003 net revenues, respectively. Our Chairman of the Board of Directors and Chief Executive Officer, Scott G. McNealy, was a member of GE’s Board of Directors during part of fiscal 2003, until he resigned from GE’s Board of Directors as of January 1, 2003. More than 80% of the revenue attributed to GE was generated through GE subsidiaries acting as either a reseller or financier of our products. The vast majority of this revenue is from sales through a single GE subsidiary, comprised 13%, 11% and 9% of net revenues in 2005, 2004 and 2003, respectively. This subsidiary acts as a distributor of our products to resellers who in turn sell those products to end-users. No other customer accounted for more than 10% of revenues. The revenues from GE are generated in the Product Group and Sun Services segments. Accounts receivable from GE and its subsidiaries in the aggregate was approximately 14% and 9% of total accounts receivable as of June 30, 2005 and 2004, respectively.

Geographic information (Restated)

Sun’s significant operations outside the U.S. include manufacturing facilities, design centers, and sales offices in Europe, Middle East, and Africa (EMEA), as well as the Asia Pacific (APAC) and Americas-Other (Canada and Latin America) regions. Intercompany transfers between operating segments and geographic areas are primarily accounted for at prices that approximate arm’s length transactions. In fiscal 2005, 2004 and 2003, sales between segments are recorded at standard cost. Information regarding geographic areas at June 30, and for each of the years then ended, was as follows (in millions):

	U.S.	Americas — Other	Americas — Total	EMEA	APAC	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
2005
Sales to unaffiliated customers	$4,392	$590	$4,982	$4,152	$1,936	$11,070
Long-lived assets (excluding investments and deferred tax assets)	2,164	46	2,210	401	94	2,705
Net assets	(80)	(74)	(154)	5,836	992	6,674
2004
Sales to unaffiliated customers	$4,768	$562	$5,330	$3,942	$1,913	$11,185
Long-lived assets (excluding investments and deferred tax assets)	2,399	19	2,418	502	101	3,021
Net assets (as restated)	610	(85)	525	4,976	982	6,483
2003
Sales to unaffiliated customers	$5,048	$543	$5,591	$3,783	$2,060	$11,434
Long-lived assets (excluding investments and deferred tax assets)	2,549	73	2,622	593	105	3,320
Net assets (as restated)	556	(39)	517	5,028	991	6,536

17.    Related Parties

We conduct transactions with three companies that are or were considered related parties. Time Warner, Inc. was considered a related party until the dissolution of our strategic alliance with Time Warner in fiscal 2002, because James L. Barksdale, the former President and Chief Executive Officer of Netscape Communications Corporation is a member of the Board of Directors of both Sun and Time Warner. General Electric Company (GE) and its subsidiaries were considered a related party because our Chairman of the Board of Directors and Chief Executive Officer, Scott G. McNealy, was a member of GE’s Board of Directors until January 1, 2003 when he resigned from the GE Board of Directors. Therefore, as of fiscal 2004, GE was no longer considered a related party. Stephen Bennett, the President and Chief Executive Officer of Intuit Inc. (Intuit) was appointed a member of the Board of Directors of Sun effective June 28, 2004. The amount of net revenues and expenses recognized for Intuit since Mr. Bennett’s appointment were not material. The amount of net revenues and expenses recognized for GE and Time Warner were as follows (in millions):

	2005	2004	2003
Net revenues — GE(1)	N/A	N/A	1,311
Net revenues — Time Warner(2)	N/A	46	34
Expenses — GE(1)	N/A	N/A	12
Expenses — Time Warner(2)	N/A	—	1

At June 30, accounts receivable and accounts payable balances with, GE and Time Warner were as follows (in millions):

	2005	2004	2003
Accounts receivable from GE(1)	N/A	N/A	$277
Accounts receivable from Time Warner(2)	N/A	2	7
Accounts payable to GE(1)	N/A	N/A	5
Accounts payable to Time Warner(2)	N/A	—	—

(1)	As of fiscal 2004, GE is no longer considered a related party.
(2)	As of fiscal 2005, Time Warner is no longer considered a related party.

At June 30, 2005 and 2004, Sun had a note receivable including accrued interest totaling $3.9 million and $3.6 million, respectively, due from Jonathan I. Schwartz, our President and Chief Operating Officer. The note was made in July 2002 prior to the enactment of the Sarbanes-Oxley Act of 2002 and was negotiated at an arms-length basis. The note is due on June 30, 2006, bears interest at 6.75% per annum and is fully collateralized by Sun common stock owned by Mr. Schwartz. Based on fair market value, the number of shares are adjusted every six months as required to fully collaterize the loan.

18.    Subsequent Events

Tarantella

On July 13, 2005, we acquired Tarantella, Inc. (Tarantella), a publicly-held company based in Los Gatos, California, (OTC: TTLA.OB) by means of a merger pursuant to which we paid approximately $25 million in cash for all of the outstanding shares of capital stock of Tarantella. In addition, all outstanding options to purchase Tarantella common stock were converted into options to purchase shares of our stock. Tarantella is a leading provider of software that enables organizations to access and manage information, data and applications across virtually all platforms, networks and devices. We acquired Tarantella to enhance our thin-client product offerings and strengthen our utility computing strategy. This transaction will be accounted for as a business combination under SFAS 141.

SeeBeyond

On August 25, 2005, we acquired SeeBeyond, a publicly-held company based in Monrovia, California, (NASDAQ: SBYN). Under the terms of the agreement, SeeBeyond stockholders received $4.25 per share in cash for each SeeBeyond share for an aggregate value of approximately $362 million, plus the fair value of assumed employee stock options. In addition, certain SeeBeyond stock option holders received cash equal to the difference between $4.25 per share and the exercise price of such options. SeeBeyond provides business integration software via its Integrated Composite Application Network (ICAN) suite, which enables the real-time flow of information within the enterprise and among customers, suppliers, and partners. This acquisition will strengthen our software portfolio and create a complete offering for the development, deployment and management of enterprise applications and Service Oriented Architectures (SOA). This transaction will be accounted for as a business combination under SFAS 141.

StorageTek

On August 31, 2005, we acquired StorageTek, a publicly-held company based in Louisville, Colorado (NYSE: STK). Under the terms of the agreement, StorageTek stockholders will receive $37 per share in cash for each StorageTek share for an aggregate value of $4.0 billion, plus the fair value of assumed employee stock options. In addition, certain StorageTek stock option and stock equivalent holders received cash equal to the difference between $37 per share and the exercise price of such options or equivalents. StorageTek engages in the design, manufacture, sale, and maintenance of data storage hardware and software, as well as the provisioning of support services worldwide. StorageTek helps customers gain control of their storage environments by reducing the time, cost and complexity of their storage infrastructures. We are acquiring StorageTek in order to offer customers the most complete range of products, services and solutions available for securely managing mission-critical data assets. This transaction will be accounted for as a business combination under SFAS 141.

Restricted stock grant

On July 28, 2005, the compensation committee of the Board of Directors approved a stock grant for a one-time targeted recognition and retention program, which included the issuance of approximately 18 million shares of restricted stock to certain employees with a purchase price of $0.01 per share. These restricted shares will vest 50% on the first anniversary of the grant date and 50% six months later. The issuance of these restricted shares will result in approximately $70 million of stock-based compensation expense which will be recognized over the vesting period.

19.    Quarterly Financial Data (unaudited) (Restated)

Our first three quarters in fiscal 2005 ended on September 26, December 26 and March 27 and in fiscal 2004 ended on September 28, December 28 and March 28. Our fourth quarter ends on June 30.

The following tables contain selected unaudited Consolidated Statement of Operations data for each quarter of fiscal 2005 and 2004 (in millions, except per share amounts):

	Fiscal 2005 Quarter Ended
	September 26	December 26	March 27		June 30
	(Restated)	(Restated)	(Restated)
Net revenues	$2,628	$2,841	$2,627		$2,974
Gross margin	1,073	1,198	1,087		1,231	(3)
Operating income (loss)	(121)	1	(142)		(115)
Net income (loss)	(133)	4	(28	)(2)	50
Net income (loss) per common share(1):
Basic	$(0.04)	$0.00	$(0.01)		$0.01
Diluted	$(0.04)	$0.00	$(0.01)		$0.01
Weighted average shares outstanding:
Basic	3,343	3,360	3,376		3,399
Diluted	3,343	3,400	3,376		3,410

	Fiscal 2004 Quarter Ended
	September 28	December 28	March 28	June 30
	(Restated)	(Restated)	(Restated)	(Restated)
Net revenues	$2,536	$2,888	$2,651	$3,110
Gross margin	1,016	1,208	1,068	1,224	(3)
Operating loss	(251)	(81)	(447)	(411)
Net income (loss)	(288)	(126)	(754)	780	(2)
Net income (loss) per common share(1):
Basic	$(0.09)	$(0.04)	$(0.23)	$0.23
Diluted	$(0.09)	$(0.04)	$(0.23)	$0.23
Weighted average shares outstanding:
Basic	3,235	3,262	3,286	3,327
Diluted	3,235	3,262	3,286	3,348

(1)	Net income (loss) per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual per common share information.

(2)	Fiscal 2005 and 2004 includes $54 million and $1,597 million, respectively, in settlement income related to the Microsoft settlement.

(3)	Gross margin in the fourth quarter of fiscal 2005 was unfavorably impacted by $20 million for adjustments primarily associated with our accounting for the foreign currency impact of spares and fixed asset amortization.

As described in Note 2, we have made corrections to our consolidated statements of operations related to accounting errors which were identified in the fourth quarter of fiscal 2005. The changes between the first and second quarter of fiscal 2005 related to the fiscal 2004 bonus accrual of $12 million, together with a number of other individually immaterial items that impacted SG&A expense by an aggregate of $2 million.

The changes between the third and fourth quarter of fiscal 2005 similarly reflected the adjustment of a number of individually immaterial items that impacted SG&A expense by $3 million.

Provision for (benefit from) income taxes have been restated as a result of our identification of errors related to the accounting for deferred taxes in certain foreign jurisdictions, as well as the aggregate effect of corrections to provisions for state and foreign tax returns and withholding taxes.

Set forth below are the “as restated” amounts as a result of our restatement of the previously issued financial statements for the first three quarters of fiscal 2005 and all of the quarters for fiscal 2004 from previously reported information filed on Form 10-Q (in millions, except per share amounts):

	Fiscal 2005 Quarter Ended
	September 26		December 26		March 27
	(As reported)	(As restated)	(As reported)	(As restated)	(As reported)	(As restated)
Operating income (loss)	$(135)	$(121)	$15	$1	$(139)	$(142)
Income (loss) before taxes	(108)	(94)	57	43	(46)	(49)
Provision for (benefit from) income taxes	39	39	39	39	(43)	(21)
Net income (loss)	(147)	(133)	18	4	(3)	(28)
Net income (loss) per common share:
Basic	$(0.04)	$(0.04)	$0.01	$0.00	$(0.00)	$(0.01)
Diluted	$(0.04)	$(0.04)	$0.01	$0.00	$(0.00)	$(0.01)
Shares used in the calculation of net income (loss):
Basic	3,343	3,343	3,360	3,360	3,376	3,376
Diluted	3,343	3,343	3,400	3,400	3,376	3,376

	Fiscal 2004 Quarter Ended
	September 28		December 28		March 28		June 30
	(As reported)	(As restated)	(As reported)	(As restated)	(As reported)	(As restated)	(As reported)	(As restated)
Operating loss	$(251)	$(251)	$(81)	$(81)	$(447)	$(447)	$(411)	$(411)
Income (loss) before taxes	(255)	(255)	(97)	(97)	(421)	(421)	1,210	1,210
Provision for (benefit from) income taxes	31	33	28	29	339	333	427	430
Net income (loss)	(286)	(288)	(125)	(126)	(760)	(754)	783	780
Net income (loss) per common share:
Basic	$(0.09)	$(0.09)	$(0.04)	$(0.04)	$(0.23)	$(0.23)	$0.24	$0.23
Diluted	$(0.09)	$(0.09)	$(0.04)	$(0.04)	$(0.23)	$(0.23)	$0.23	$0.23
Shares used in the calculation of net income (loss):
Basic	3,235	3,235	3,262	3,262	3,286	3,286	3,327	3,327
Diluted	3,235	3,235	3,262	3,262	3,286	3,286	3,348	3,348

We have not amended our annual reports on Form 10-K or quarterly reports on Form 10-Q for the quarterly periods affected by the restatement prior to June 30, 2005. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this annual report.

The sum of the quarterly consolidated financial data may not equal the annual consolidated financial data due to rounding.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sun Microsystems, Inc.

We have audited the accompanying consolidated balance sheets of Sun Microsystems, Inc. as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sun Microsystems, Inc. at June 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sun Microsystem’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

As discussed in Note 2 of the consolidated financial statements, the Company has restated its consolidated financial statements for fiscal 2004 and 2003.

/s/ Ernst & Young LLP

San Jose, California

September 12, 2005

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sun Microsystems, Inc.

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting in Item 9a, that Sun Microsystems, Inc. did not maintain effective internal control over financial reporting as of June 30, 2005, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sun Microsystems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

As of June 30, 2005, the Company identified a material weakness in its internal control over financial reporting which resulted from deficiencies in the design and operation of the Company’s controls related to the review of accounting for income tax reserves. Although the Company detected errors affecting the income tax reserves and income tax benefit and adjusted the consolidated financial statements as of June 30, 2005 to correct the identified errors, the Company has determined that the ineffective controls with respect to the review processes within the Company’s tax department result in there being a more than remote likelihood that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated September 12, 2005 on those financial statements.

In our opinion, management’s assessment that Sun Microsystems, Inc. did not maintain effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Sun Microsystems, Inc. has not maintained effective internal control over financial reporting as of June 30, 2005, based on the COSO control criteria.

/s/ Ernst & Young LLP

San Jose, California

September 12, 2005

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). This evaluation included consideration of the controls, processes and procedures that comprise our internal control over financial reporting. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, as a result of the material weakness in internal control over financial reporting discussed below, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the results of our evaluation, management assessed the effectiveness of our internal control over financial reporting as of June 30, 2005. In conducting its assessment of internal control over financial reporting, management based its evaluation on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A “material weakness” is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. As of June 30, 2005, we have identified one material weakness, as described below.

As of June 30, 2005, the Company identified a material weakness in its internal control over financial reporting which resulted from deficiencies in the design and operation of the Company’s controls related to the review of accounting for income tax reserves. Although the Company detected errors affecting the income tax reserves and income tax benefit and adjusted the consolidated financial statements as of June 30, 2005 to correct the identified errors, the Company has determined that the ineffective controls with respect to the review processes within the Company’s tax department result in there being a more than remote likelihood that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected.

Because of the material weakness described above, our management believes that, as of June 30, 2005, we did not maintain effective internal control over financial reporting based on the COSO criteria.

The attestation report concerning management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2005, issued by Ernst & Young, LLP, Independent Registered Public Accounting Firm, appears on page 107 of this Report.

Change in internal Control—Remediation of Material Weakness

Subsequent to discovery of the material weakness, we began taking steps to remediate the deficiencies, including engaging external tax advisors to assist in the review of our income tax calculations, implementing preventive controls with respect to the recording of tax reserves, and accelerating the timing of certain tax review activities during the financial statement close process. Additionally, management will perform an assessment of its tax organization and recruit the necessary personnel to improve its internal control and communication processes and the overall level of expertise within the group. Management has also determined that the most appropriate organization to perform the tax accounting going forward is the Corporate Controller’s Group. This change is effective immediately. We believe these actions will strengthen our internal control over financial reporting and address the material weakness identified above.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Sun Microsystems, Inc. has restated our consolidated financial statements for fiscal 2004 and 2003, quarterly financial data for each of the quarters within fiscal 2005 and 2004, and selected financial data for fiscal 2004 and 2003 (the Restatement). The determination to restate these financial statements and selected financial data was made by our management in consultation with the Audit Committee on September 12, 2005, as a result of our identification of errors related to the accounting for deferred taxes in certain foreign jurisdictions, as well as the aggregate effect of corrections to provisions for State and foreign tax returns and withholding taxes. In addition, the determination to restate our quarterly financial statements for fiscal 2005 was the result of evaluating the impact of certain pre-tax accounting adjustments recorded throughout the year. Our Audit Committee discussed these matters with our independent registered public accounting firm. These errors were largely identified through the operation of our internal controls over financial reporting. Although we believe such errors were immaterial to our financial statements and selected financial information for fiscal 2004 and 2003, under relevant Securities and Exchange Commission accounting interpretations, a restatement of the financial statements of such prior periods to correct immaterial misstatements therein is required if the aggregate correcting adjustment related to such errors would be material to the financial statements of the current period.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors is incorporated herein by reference to the information contained under the caption “Proposal 1 — Election of Directors” in our 2005 Proxy Statement for the 2005 Annual Meeting of Stockholders. Information regarding current executive officers found under the caption “Executive Officers of the Registrant” in Part I hereof is incorporated by reference into this Item 10. Information regarding Section 16 reporting compliance is incorporated herein by reference to information contained under the caption “Executive Compensation — Section 16(a) beneficial ownership reporting compliance” in our 2005 Proxy Statement. The identity of our Audit Committee members and information regarding the “audit committee financial expert” on our Audit Committee, as such term is defined in SEC regulations, is incorporated herein by reference to information contained under the caption “Proposal 1 — Election of Directors — About the Board and its committees” in our 2005 Proxy Statement. Finally, the information contained under the caption “Corporate Governance — Standards of Business Conduct” in our 2005 Proxy Statement is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained under the captions “Proposal 1 — Election of Directors — Director Compensation” and “Executive Compensation” in our 2005 Proxy Statement.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2005 Proxy Statement.

Equity Compensation Plan Information

The following table presents a summary of outstanding stock options and securities available for future grant under our stockholder approved and non-stockholder-approved equity compensation plans as of June 30, 2005 (in millions, except per share amounts).

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (excluding ESPP)	537	$12.17	235
Equity compensation plans not approved by security holders (excluding ESPP)	20	$5.91	29

Total (excluding ESPP)	557	$11.94	264
Equity compensation plans approved by security holders (ESPP only)	N/A	N/A	132
Equity compensation plans not approved by security holders (ESPP only)	N/A	N/A	N/A

Total (ESPP only)	N/A	N/A	132

All plans	557	$11.94	396

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained under the captions “Proposal 1 — Election of Directors — Compensation committee interlocks and insider participation,” “Executive Compensation — Summary Compensation Table,” “— Executive officer, severance and change-in-control arrangements,” “— Deferred compensation arrangements” and “— Certain transactions with officers and members of the Board” in our 2005 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information contained under the caption “Audit and Non-Audit Fees” in our 2005 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The	following documents are filed as part of this report:

1.    Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 61 of this report.

2.    Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.    Exhibits:

Exhibit Number	Description
2.1(1)	Agreement and Plan of Merger by and among the Registrant, Stanford Acquisition Corporation and Storage Technology Corporation, dated as of June 2, 2005.
2.2	Agreement and Plan of Merger by and among the Registrant, Big Bear Acquisition Corporation and SeeBeyond Technology Corporation, dated as of June 27, 2005.
3.1(2)	Registrant’s Restated Certificate of Incorporation, as amended February 11, 1998.
3.2(3)	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant dated November 8, 2000.
3.3(4)	Amended and Restated Certificate of Designations dated December 13, 2000.
3.4(15)	Bylaws of the Registrant, as amended November 10, 2004.
4.1(5)	Third Amended and Restated Shares Rights Agreement dated July 25, 2002.
4.2(6)	Indenture, dated August 1, 1999 (the “Indenture”) between Registrant and The Bank of New York, as Trustee.
4.3(6)	Form of Subordinated Indenture.
4.4(6)	Officers’ Certificate Pursuant to Section 301 of the Indenture, without exhibits, establishing the terms of Registrant’s Senior Notes.
4.5(6)	Form of Senior Note.
10.1(8)*	Registrant’s 1990 Long-Term Equity Incentive Plan, as amended on September 17, 2002 (the “1990 Plan”).
10.2(16)*	Representative form of stock option grant agreement under the 1990 Plan.
10.3*	Representative form of restricted stock grant agreement under the 1990 Plan.
10.4(7)*	Registrant’s 1988 Directors’ Stock Option Plan, as amended on August 11, 1999 (the “Directors’ Plan”).
10.5*	Representative form of stock option grant agreement under the Directors’ Plan.
10.6(11)*	Registrant’s Equity Compensation Acquisition Plan, as amended on July 25, 2002 (the “ECAP”).
10.7*	Representative form of stock option grant agreement under the ECAP.
10.8(10)*	Registrant’s Non-Qualified Deferred Compensation Plan, as amended June 30, 2002.

Exhibit Number	Description
10.9(10)*	Registrant’s Section 162(m) Executive Officer Performance-Based Bonus Plan, as amended and restated July 1, 2001.
10.10*	U.S. Vice President Severance Plan, effective as of July 1, 2005.
10.11(12)*	Form of Change of Control Agreement executed by each executive officer, other than the Chief Executive Officer, of Registrant.
10.12(12)*	Form of Change of Control Agreement executed by Chief Executive Officer of Registrant.
10.13(13)*	Promissory Notes issued by Jonathan I. Schwartz dated October 29, 2001 (“Note 1”), Promissory Note issued by Jonathan I. Schwartz dated June 28, 2002 (“Note 2”), cancellation of Notes 1 and 2 dated July 18, 2002, and Promissory Note issued by Jonathan I. Schwartz on July 19, 2002.
10.14(11)*	Form of Indemnification Agreement executed by each Board member of Registrant.
10.15*	Chief Executive Officer Bonus Terms for FY06 under the Section 162(m) Executive Officer Performance-Based Bonus Plan.
10.16*	Chief Operating Officer Bonus Terms for FY06 under the Section 162(m) Executive Officer Performance-Based Bonus Plan.
10.17*	SMX Staff Executive Officer Bonus Terms for FY06 under the Section 162(m) Executive Officer Performance-Based Bonus Plan.
10.18*	EMG Staff Executive Officer Bonus Terms for FY06 under the Section 162(m) Executive Officer Performance-Based Bonus Plan.
10.19(14)†	Technical Collaboration Agreement dated April 1, 2004 between Microsoft Corporation and the Registrant, Sun Microsystems International B.V. and Sun Microsystems Technology Ltd.
10.20(14)†	Limited Patent Covenant and Stand-Still Agreement dated April 1, 2004 between the Registrant and Microsoft Corporation.
10.21(14)†	Settlement Agreement dated April 1, 2004 between the Registrant and its subsidiaries and Microsoft Corporation.
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certificate of Chief Executive Officer
32.2	Section 1350 Certificate of Chief Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

†	Pursuant to a request for confidential treatment, portions of the Exhibit have been redacted from the publicly filed document and have been furnished separately to the SEC as required by Rule 406 under the Securities Act.

(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on September 6, 2005

(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended March 29, 1998.

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 2000.

(4)	Incorporated by reference to Registrant’s Form 8-A/A filed December 20, 2000.

(5)	Incorporated by reference to Registrant’s Form 8-A/A filed September 26, 2002.

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 6, 1999.

(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

(8)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed on November 20, 2002.

(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.

(10)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

(11)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(12)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 9, 2002.

(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

(15)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 2004.

(16)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on June 28, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 13, 2005	SUN MICROSYSTEMS, INC. Registrant

	By:	/s/ STEPHEN T. McGOWAN
(Stephen T. McGowan) Chief Financial Officer and Executive Vice President, Corporate Resources

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT G. McNEALY (Scott G. McNealy)	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	September 13, 2005

/s/ STEPHEN T. McGOWAN (Stephen T. McGowan)	Chief Financial Officer and Executive Vice President, Corporate Resources (Principal Financial Officer)	September 13, 2005

/s/ ROBYN M. DENHOLM (Robyn M. Denholm)	Senior Vice President, Finance (Principal Accounting Officer)	September 13, 2005

/s/ JAMES L. BARKSDALE (James L. Barksdale)	Director	September 13, 2005

/s/ STEPHEN M. BENNETT (Stephen M. Bennett)	Director	September 13, 2005

/s/ L. JOHN DOERR (L. John Doerr)	Director	September 13, 2005

/s/ ROBERT J. FISHER (Robert J. Fisher)	Director	September 13, 2005

/s/ MICHAEL E. LEHMAN (Michael E. Lehman)	Director	September 13, 2005

/s/ M. KENNETH OSHMAN (M. Kenneth Oshman)	Director	September 13, 2005

/s/ NAOMI O. SELIGMAN (Naomi O. Seligman)	Director	September 13, 2005

/s/ LYNN E. TURNER (Lynn E. Turner)	Director	September 13, 2005

INDEX TO EXHIBITS

Exhibit Number	Description
2.1(1)	Agreement and Plan of Merger by and among the Registrant, Stanford Acquisition Corporation and Storage Technology Corporation, dated as of June 2, 2005.
2.2	Agreement and Plan of Merger by and among the Registrant, Big Bear Acquisition Corporation and SeeBeyond Technology Corporation, dated as of June 27, 2005.
3.1(2)	Registrant’s Restated Certificate of Incorporation, as amended February 11, 1998.
3.2(3)	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant dated November 8, 2000.
3.3(4)	Amended and Restated Certificate of Designations dated December 13, 2000.
3.4(15)	Bylaws of the Registrant, as amended November 10, 2004.
4.1(5)	Third Amended and Restated Shares Rights Agreement dated July 25, 2002.
4.2(6)	Indenture, dated August 1, 1999 (the “Indenture”) between Registrant and The Bank of New York, as Trustee.
4.3(6)	Form of Subordinated Indenture.
4.4(6)	Officers’ Certificate Pursuant to Section 301 of the Indenture, without exhibits, establishing the terms of Registrant’s Senior Notes.
4.5(6)	Form of Senior Note.
10.1(8)*	Registrant’s 1990 Long-Term Equity Incentive Plan, as amended on September 17, 2002 (the “1990 Plan”).
10.2(16)*	Representative form of stock option grant agreement under the 1990 Plan.
10.3*	Representative form of restricted stock grant agreement under the 1990 Plan.
10.4(7)*	Registrant’s 1988 Directors’ Stock Option Plan, as amended on August 11, 1999 (the “Directors’ Plan”).
10.5*	Representative form of stock option grant agreement under the Directors’ Plan.
10.6(11)*	Registrant’s Equity Compensation Acquisition Plan, as amended on July 25, 2002 (the “ECAP”).
10.7*	Representative form of stock option grant agreement under the ECAP.
10.8(10)*	Registrant’s Non-Qualified Deferred Compensation Plan, as amended June 30, 2002.
10.9(10)*	Registrant’s Section 162(m) Executive Officer Performance-Based Bonus Plan, as amended and restated July 1, 2001.
10.10*	U.S. Vice President Severance Plan, effective as of July 1, 2005.
10.11(12)*	Form of Change of Control Agreement executed by each executive officer, other than the Chief Executive Officer, of Registrant.
10.12(12)*	Form of Change of Control Agreement executed by Chief Executive Officer of Registrant.
10.13(13)*	Promissory Notes issued by Jonathan I. Schwartz dated October 29, 2001 (“Note 1”), Promissory Note issued by Jonathan I. Schwartz dated June 28, 2002 (“Note 2”), cancellation of Notes 1 and 2 dated July 18, 2002, and Promissory Note issued by Jonathan I. Schwartz on July 19, 2002.
10.14(11)*	Form of Indemnification Agreement executed by each Board member of Registrant.
10.15*	Chief Executive Officer Bonus Terms for FY06 under the Section 162(m) Executive Officer Performance-Based Bonus Plan.
10.16*	Chief Operating Officer Bonus Terms for FY06 under the Section 162(m) Executive Officer Performance-Based Bonus Plan.
10.17*	SMX Staff Executive Officer Bonus Terms for FY06 under the Section 162(m) Executive Officer Performance-Based Bonus Plan.
10.18*	EMG Staff Executive Officer Bonus Terms for FY06 under the Section 162(m) Executive Officer Performance-Based Bonus Plan.
10.19(14)†	Technical Collaboration Agreement dated April 1, 2004 between Microsoft Corporation and the Registrant, Sun Microsystems International B.V. and Sun Microsystems Technology Ltd.
10.20(14)†	Limited Patent Covenant and Stand-Still Agreement dated April 1, 2004 between the Registrant and Microsoft Corporation.
10.21(14)†	Settlement Agreement dated April 1, 2004 between the Registrant and its subsidiaries and Microsoft Corporation.

Exhibit Number	Description
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certificate of Chief Executive Officer
32.2	Section 1350 Certificate of Chief Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

†	Pursuant to a request for confidential treatment, portions of the Exhibit have been redacted from the publicly filed document and have been furnished separately to the SEC as required by Rule 406 under the Securities Act.

(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on September 6, 2005

(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended March 29, 1998.

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 2000.

(4)	Incorporated by reference to Registrant’s Form 8-A/A filed December 20, 2000.

(5)	Incorporated by reference to Registrant’s Form 8-A/A filed September 26, 2002.

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 6, 1999.

(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

(8)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed on November 20, 2002.

(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.

(10)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

(11)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(12)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 9, 2002.

(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

(15)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 2004.

(16)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on June 28, 2005.