Form 10-Q
period 2005-09-25
SUN MICROSYSTEMS, INC.
filed 2005-11-04
CIK 709519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2005
Common Stock - $0.00067 par value	3,414,250,999

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share amounts)

	Three Months Ended
	September 25, 2005	September 26, 2004
Net revenues:
Products	$1,704	$1,676
Services	1,022	952

Total net revenues	2,726	2,628
Cost of sales:
Cost of sales-products (including stock-based compensation expense of $2(1))	966	1,004
Cost of sales-services (including stock-based compensation expense of $7(1))	558	551

Total cost of sales	1,524	1,555

Gross margin	1,202	1,073

Operating expenses:
Research and development (including stock-based compensation expense of $17(1))	439	416
Selling, general and administrative (including stock-based compensation expense of $24(1))	828	670
Restructuring charges	12	108
Purchased in-process research and development	60	—

Total operating expenses	1,339	1,194

Operating loss	(137)	(121)
Gain (loss) on equity investments, net	13	(4)
Interest and other income, net	44	31

Loss before income taxes	(80)	(94)
Provision for income taxes	43	39

Net loss	$(123)	$(133)

Net loss per common share-basic and diluted	$(0.04)	$(0.04)

Shares used in the calculation of net loss per common share-basic and diluted	3,407	3,343

(1)	For the three months ended September 25, 2005

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	September 25, 2005	June 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,508	$2,051
Short-term marketable debt securities	993	1,345
Accounts receivable, net	2,087	2,231
Inventories	551	431
Deferred and prepaid tax assets	285	255
Prepaid expenses and other current assets	713	878

Total current assets	6,137	7,191
Property, plant and equipment, net	1,901	1,769
Long-term marketable debt securities	2,032	4,128
Goodwill	2,466	441
Other acquisition-related intangible assets, net	1,288	113
Other non-current assets, net	650	548

	$14,474	$14,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$512	$—
Accounts payable	1,091	1,167
Accrued payroll-related liabilities	836	713
Accrued liabilities and other	1,060	1,014
Deferred revenues	1,507	1,648
Warranty reserve	251	224

Total current liabilities	5,257	4,766
Long-term debt	603	1,123
Long-term deferred revenues	549	544
Other non-current obligations	1,410	1,083
Stockholders’ equity	6,655	6,674

	$14,474	$14,190

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Three Months Ended
	September 25, 2005	September 26, 2004
Cash flows from operating activities:
Net loss	$(123)	$(133)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	143	164
Amortization of other acquisition-related intangible assets	46	18
Stock-based compensation expense	50	5
Purchased in-process research and development	60	—
Loss (gain) on investments, net	(13)	4
Changes in operating assets and liabilities:
Accounts receivable, net	449	606
Inventories	67	47
Prepaid and other assets	203	31
Accounts payable	(174)	(252)
Other liabilities	(484)	(366)

Net cash provided by operating activities	224	124

Cash flows from investing activities:
Purchases of marketable debt securities	(454)	(1,377)
Proceeds from sales of marketable debt securities	2,818	1,310
Proceeds from maturities of marketable debt securities	75	292
Proceeds from sales of equity investments, net	9	—
Purchases of property, plant and equipment, net	(48)	(56)
Purchases of spare parts and other assets	(20)	(12)
Payments for acquisitions, net of cash acquired	(3,150)	—

Net cash provided by (used in) investing activities	(770)	157

Cash flows from financing activities:
Proceeds from issuance of common stock, net	3	15
Principal payments on borrowings and other obligations	—	(250)

Net cash provided by (used in) financing activities	3	(235)

Net increase (decrease) in cash and cash equivalents	(543)	46
Cash and cash equivalents, beginning of period	2,051	2,141

Cash and cash equivalents, end of period	$1,508	$2,187

Supplemental disclosures of cash flow information:
Interest paid (net of interest received from swap agreements of $20 and $36, respectively)	$20	$13
Income taxes paid (received) (net of refunds of $137 and $3, respectively)	$(76)	$43
Supplemental schedule of noncash investing activities:
Stock and options issued in connection with acquisitions	$89	$—
Net issuance of nonvested stock awards (restricted stock)	$64	$—

See accompanying notes.

SUN MICROSYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Sun Microsystems, Inc.’s (Sun) business is singularly focused on providing network computing products and services. Network computing has been at the core of our offerings for the 23 years of our existence and is based on the premise that the power of a single computer can be increased dramatically when interconnected with other computer systems for the purposes of communication and sharing of computing power. Together with our partners, we provide network computing infrastructure solutions that comprise Computer systems (hardware and software), Network Storage systems (hardware and software), Support Services and Client solutions and Educational services. Our customers use our products and services to build mission-critical network computing environments to operate essential elements of their businesses. Our network computing infrastructure solutions are used in a wide range of technical, scientific, business and engineering applications in industries such as telecommunications, government, financial services, manufacturing, education, retail, life sciences, media and entertainment, transportation, energy/utilities and healthcare.

In addition, with the recent acquisition of Storage Technology Corporation (StorageTek), we have broadened our system strategy by offering our customers a complete range of storage products, services and solutions including StorageTek’s Information Lifecycle Management (ILM) products, where we enable businesses to align the cost of storage with the value of information. StorageTek helps customers gain control of their storage environments by reducing the time, cost and complexity of their storage infrastructures.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Sun’s first three quarters in fiscal year 2006 end on September 25, 2005, December 25, 2005, and March 26, 2006. In fiscal year 2005, the quarters ended on September 26, 2004, December 26, 2004, and March 27, 2005. The fourth quarter in all fiscal years ends on June 30.

Basis of Presentation

The accompanying condensed consolidated financial statements (Interim Financial Statements) include the accounts of Sun and its subsidiaries. Intercompany accounts and transactions have been eliminated. We completed our acquisitions of StorageTek and SeeBeyond Technology Corporation (SeeBeyond) as of August 31, 2005 and August 25, 2005, respectively. As a result, our condensed consolidated financial statements for the quarter ended September 25, 2005 included the results for StorageTek and SeeBeyond for the last 25 days and 31 days of the quarter, respectively.

These Interim Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements and accounting policies, consistent, in all material respects, with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the SEC on September 13, 2005 (2005 Form 10-K). These Interim Financial Statements are unaudited but reflect all adjustments, including normal recurring adjustments management considers necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated balance sheet as of June 30, 2005 has been derived from the audited consolidated balance sheet as of that date. The information included in this report should be read in conjunction with our 2005 Form 10-K.

As described in our 2005 Form 10-K, we restated certain financial statements and other information for each of the first three quarters of fiscal 2005, with respect to our accounting for taxes and certain pre-tax accounting adjustments recorded throughout fiscal 2005.

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

If we had earned a profit during the three months ended September 25, 2005 and September 26, 2004, we would have added 4 million and 13 million common equivalent shares, respectively, to our basic weighted-average shares outstanding to compute the diluted weighted-average shares outstanding.

Recent Pronouncements

In October 2004, The American Jobs Creation Act of 2004 (the Jobs Act) was signed into law. The Jobs Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. On December 21, 2004, the Financial Accounting Standards Board (FASB) issued their staff position, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). FSP 109-2 allows companies additional time to evaluate the impact of the law and to record the tax effect of repatriation over several interim periods as they complete their assessment of repatriating all or a portion of these unremitted earnings. Should we decide to repatriate these earnings, which as of June 30, 2005, did not exceed $1,095 million of cumulative net undistributed earnings, a one-time charge to our results of operations would be recorded. In addition, as a result of our acquisition of StorageTek in the first quarter of fiscal 2006, we acquired an additional $120 million of unremitted earnings that, if repatriated, would also result in a one-time charge to our results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R. We selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards’ vesting periods. We adopted SFAS 123R in the first quarter of fiscal 2006. See Note 9 for further detail.

The adoption of the following recent accounting pronouncements in the first quarter of fiscal 2006 did not have a material impact on our results of operations and financial condition:

•	SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” and

•	SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29.”

•	EITF Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements”

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Sun in the first quarter of fiscal 2007.

3. BUSINESS COMBINATIONS

During the three months ended September 25, 2005, we acquired Tarantella, Inc. (Tarantella), SeeBeyond and StorageTek as described below. Each acquisition has been accounted for as a purchase business combination. Certain aspects of the purchase price allocations for SeeBeyond and StorageTek are preliminary and have been made using initial estimates of value. Adjustments to these will be included in the allocation of the purchase price if the adjustment is determined within the purchase price allocation period. The operating results of each business purchased are included in Sun’s consolidated statement of operations from the date of each acquisition. Pro forma results of operations have not been presented for Tarantella and SeeBeyond because the effect of these acquisitions was not material to Sun on either an individual or on an aggregated basis.

Tarantella

On July 13, 2005, we acquired all of the outstanding shares of Tarantella, a publicly held company based in Los Gatos, California, (OTC: TTLA.OB) by means of a merger pursuant to which we paid cash for all of the outstanding shares of capital stock of Tarantella. In addition, all outstanding options to purchase Tarantella common stock were converted into options to purchase shares of our stock. Tarantella is a leading provider of software that enables organizations to access and manage information, data and applications across virtually all platforms, networks and devices. We acquired Tarantella to enhance our thin-client product offerings and strengthen our utility computing strategy.

We purchased Tarantella for approximately $25 million in cash and $1 million in assumed options and transaction costs. The total purchase price of $26 million was allocated as follows (in millions):

Goodwill	$19
Other intangible assets	12
Tangible assets acquired and net liabilities assumed	(5)

Total	$26

SeeBeyond

On August 25, 2005, we acquired all of the outstanding shares of SeeBeyond, a publicly held company based in Monrovia, California (NASDAQ: SBYN). Under the terms of the agreement, SeeBeyond stockholders received $4.25 per share in cash for each SeeBeyond share. In addition, certain SeeBeyond stock option holders received cash equal to the difference between $4.25 per share and the exercise price of certain employee stock options and certain other outstanding options to purchase SeeBeyond common stock were converted into options to purchase shares of our stock. SeeBeyond provides business integration software via its Integrated Composite Application Network (ICAN) suite, which enables the real-time flow of information within the enterprise and among customers, suppliers, and partners. This acquisition strengthened our software portfolio and created a complete offering for the development, deployment and management of enterprise applications and Service Oriented Architectures.

We purchased SeeBeyond for approximately $362 million in cash, $9 million in assumed options, and approximately $5 million in transaction costs. The total purchase price of $376 million was allocated on a preliminary basis as follows (in millions):

Goodwill	$252
Other intangible assets:
Customer base and other	53
Developed technology	34
Tangible assets acquired and net liabilities assumed	26
In-process research and development	11

Total	$376

The net liabilities assumed included approximately $12 million of preliminary acquisition-related restructuring costs associated with the integration of facilities and activities of SeeBeyond.

StorageTek

On August 31, 2005, we acquired all of the outstanding shares of StorageTek, a publicly held company based in Louisville, Colorado (NYSE: STK). Under the terms of the agreement, StorageTek stockholders received $37 per share in cash for each StorageTek share and certain holders of StorageTek stock options received cash equal to the difference between $37 per share and the exercise price of such options. In addition, certain other outstanding options to purchase StorageTek common stock were converted into options to purchase shares of our stock. StorageTek engages in the design, manufacture, sale, and maintenance of data storage hardware and software, as well as the provisioning of support services worldwide. StorageTek helps customers gain control of their storage environments by reducing the time, cost and complexity of their storage infrastructures. We acquired StorageTek in order to offer customers a complete range of products, services and solutions for securely managing mission-critical data assets. The total purchase price of $4,082 million was comprised of (in millions):

Cash paid to acquire the outstanding common stock of StorageTek	$3,987
Fair value of StorageTek options assumed	80
Acquisition-related transaction costs	15

Total purchase price	$4,082

The fair value of options assumed was determined using a price of $3.76, which represented the average closing price of our common stock from two trading days before to two trading days after the June 2, 2005 announcement date and was calculated using a Black-Scholes valuation model with the following assumptions: weighted average remaining expected life of 2.7 years, average risk-free interest rate of 3.8%, average expected volatility of 44.8% and no dividend yield.

Acquisition-related transaction costs include investment banking, legal and accounting fees, and other third-party costs directly related to the acquisition.

Preliminary Purchase Price Allocation

The preliminary allocation of the total purchase price of StorageTek’s net tangible and identifiable intangible assets was based on their estimated fair values as of August 31, 2005. Adjustments to these estimates will be included in the allocation of the purchase price of StorageTek, if the adjustment is determined within the purchase price allocation period of up to twelve months. The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill. The total purchase price of $4,082 million has been allocated as follows (in millions):

Goodwill	$1,754
Other intangible assets	1,122
Tangible assets acquired and liabilities assumed:
Cash and marketable debt securities	1,204
Other current assets	505
Non-current assets	334
Accounts payable and accrued liabilities	(539)
Other liabilities	(347)
In-process research and development	49

Total purchase price	$4,082

Other intangible assets

We have estimated the fair value of other intangible assets through the use of an independent third-party valuation firm that used the income approach to value these identifiable intangible assets which are subject to amortization. These estimates are based on a preliminary valuation and are subject to change upon management’s review of the final valuation. The following table sets forth the components of these other intangible assets at September 25, 2005 (dollars in millions):

	Preliminary Fair Value	Accumulated Amortization	Net Book Values as of September 25, 2005	Weighted Average Useful Life (in years)
Customer base	$540	$(17)	$523	4
Developed technology	516	(11)	505	4
Trademarks	55	—	55	16
Other	11	—	11	3

Total intangible assets	$1,122	$(28)	$1,094

Customer base represents the expected future benefit to be derived from StorageTek’s existing customer contracts, backlog and underlying customer relationships. Developed technology, which is comprised of products that have reached technological feasibility, includes products in all of StorageTek’s product lines, principally their tape and network products. Trademarks represented trade names and trademarks developed through years of design and development.

Tangible assets acquired and net liabilities assumed

We have estimated the fair value of certain tangible assets acquired and liabilities assumed. Some of these estimates are subject to change, particularly those estimates relating to deferred taxes and acquisition-related restructuring costs. We currently have provided a full valuation allowance on the acquired deferred tax assets. Adjustments to these acquired deferred taxes may be required upon the merger of the acquired foreign legal entities into a combined legal entity structure. Our acquisition-related restructuring liabilities are based on an integration plan which focuses principally on the elimination of duplicative activities and facilities as discussed in Note 6.

In-process research and development

Of the total purchase price, approximately $49 million has been allocated to in-process research and development (IPRD) and was expensed in the first quarter of fiscal 2006. Projects that qualify as IPRD represent those that have not yet reached technological feasibility and have no alternative use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development.

The value assigned to IPRD was determined by considering the importance of each project to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the purchased IPRD were based on estimates of the relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by StorageTek and its competitors.

The rates utilized to discount the net cash flows to their present values are based on StorageTek’s weighted-average cost of capital. The weighted-average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. Based on these factors, discount rates that range from 13% - 15% were deemed appropriate for valuing the IPRD.

The estimates used in valuing IPRD were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may differ from the projected results.

Pro forma results

The unaudited financial information in the table below summarizes the combined results of operations of Sun and StorageTek, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. Sun’s results of operations for the quarter ended September 25, 2005 include the results of StorageTek for the last 25 days of the quarter. The unaudited pro forma financial information for the three months ended September 25, 2005 combines Sun’s results for this period with the results for StorageTek for the period from July 2, 2005 to August 31, 2005. The unaudited pro forma financial information for the three months ended September 26, 2004 combines Sun’s results for this period with the StorageTek’s results for the three months ended September 24, 2004. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. (in millions, except for per share amounts)

	Three Months Ended
	September 25, 2005	September 26, 2004
Revenues	$2,912	$3,118
Net loss	$(256)	$(247)
Net loss per share – basic and diluted	$(0.08)	$(0.07)

4. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding our goodwill is as follows (in millions):

Balance as of June 30, 2005	$441
Goodwill acquired during the period	2,025

Balance as of September 25, 2005	$2,466

We are currently assessing the allocation of goodwill acquired through our acquisitions of StorageTek and SeeBeyond to our operating segments and expect to complete our assessment by the end of the fiscal year.

Information regarding our other acquisition-related intangible assets is as follows (in millions):

	Gross Carrying Amount			Accumulated Amortization			Net
	June 30, 2005	Additions	September 25, 2005	June 30, 2005	Additions	September 25, 2005	September 25, 2005
Developed technology	$437	$559	$996	$(339)	$(25)	$(364)	$632
Customer base	55	593	648	(48)	(19)	(67)	581
Trademark	6	57	63	(6)	—	(6)	57
Acquired workforce and other	82	12	94	(74)	(2)	(76)	18

	$580	$1,221	$1,801	$(467)	$(46)	$(513)	$1,288

Amortization expense of other acquisition-related intangible assets was $46 million and $18 million for the three months ended September 25, 2005 and September 26, 2004, respectively.

Our acquisition-related intangible assets are amortized primarily over periods ranging from one year to five years on a straight-line basis.

Estimated amortization expense for other acquisition-related intangible assets on our September 25, 2005 balance sheet for the fiscal years ending June 30, is as follows (in millions):

Remainder of 2006	$284
2007	334
2008	316
2009	263
2010	53
Thereafter	38

$1,288

5. BALANCE SHEET DETAILS

Inventories

Inventories consisted of the following (in millions):

	September 25, 2005	June 30, 2005
Raw materials	$82	$48
Work in process	183	121
Finished goods	286	262

	$551	$431

Deferred Revenues

The following table sets forth an analysis of our deferred revenue activity (in millions):

	Services deferred revenues	Other deferred revenues	Total
Balance at June 30, 2005	$1,652	$540	$2,192
Deferred revenue acquired through acquisitions	117	12	129
Revenue deferred	1,465	398	1,863
Revenue recognized	(1,634)	(494)	(2,128)

Balance at September 25, 2005	1,600	456	2,056
Less short-term portion	(1,113)	(394)	(1,507)

Total long-term deferred revenues	$487	$62	$549

Warranty Reserve

We accrue for our product warranty costs at the time of shipment. These product warranty costs are estimated based upon our historical experience and specific identification of product requirements, which may fluctuate based on product mix.

The following table sets forth an analysis of the warranty reserve activity (in millions):

Balance at June 30, 2005	$224
Warranty reserve acquired through acquisitions	35
Charged to costs and expenses	75
Utilized	(83)

Balance at September 25, 2005	$251

6. RESTRUCTURING CHARGES

In accordance with SFAS 112 No. “Employers’ Accounting for Post Employment Benefits” (SFAS 112) and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), we recognized a total of $12 million and $108 million in restructuring charges in the three months ended September 25, 2005 and September 26, 2004, respectively. We recorded approximately $52 million of restructuring costs in connection with the StorageTek acquisition, which are based upon plans committed by management. These costs are accounted for under EITF 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire StorageTek.

We estimated the cost of exiting and terminating our facility leases or acquired leases by referring to the contractual terms of the agreements and by evaluating the current real estate market conditions. In addition, we have estimated sublease income by evaluating the current real estate market conditions or, where applicable, by referring to amounts being negotiated. As of September 25, 2005, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $90 million. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon the commercial real estate market conditions in certain geographies at the time we perform our evaluations or negotiate the lease termination and sublease arrangements with third parties. The amounts we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change.

Restructuring Plan V

In June 2005, we implemented a workforce reduction and in July 2005, we committed to a facility exit plan (Restructuring Plan V). In a continuing effort to improve our cost structure and improve operating efficiencies, we plan to reduce our workforce by approximately 1,000 employees across all employee levels, business functions, operating units, and geographic regions. In addition, we plan to eliminate excess facility capacity in light of revised facility requirements. In the first quarter of fiscal 2006, we recognized a total of $12 million in charges associated with the Restructuring Plan V, consisting solely of workforce reduction charges.

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

As of September 25, 2005, substantially all employees to be terminated as a result of the Restructuring Plan IV had been notified. While most of the severance and related fringe benefits have been paid, in accordance with local employment laws, we expect to pay the remaining restructuring accrual related to severance over the next few quarters.

Restructuring Activity Prior to Plan IV

We committed to restructuring plans in fiscal 2003 and 2002 (Restructuring Plan III and Restructuring Plan II, respectively) and a facility exit plan in fiscal 2001 (Facility Exit Plan I). We recorded initial restructuring charges in fiscal 2003, 2002 and 2001 based on assumptions and related estimates that we deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to the uncertainty of the commercial real estate markets in certain geographies, and the final settlement of certain lease obligations, we have made appropriate adjustments to the initial restructuring charges. These changes to the previous estimates have been reflected as “Provision adjustments” in the period the changes in estimates were made.

The following table sets forth an analysis of our restructuring accrual activity for the three months ended September 25, 2005 (in millions):

	Restructuring Plan V	Restructuring Plan IV		Restructuring Plan III	Restructuring Plan II	Facility Exit Plan I
	Severance and Benefits	Severance and Benefits	Facilities Related and Other	Facilities Related	Facilities Related	Facilities Related	Total
Balance as of June 30, 2005	$44	$37	$157	$77	$129	$26	$470
Severance and benefits	7	2	—	—	—	—	9
Accrued lease costs	—	—	2	—	—	—	2
Provision adjustments	5	(1)	1	(1)	—	(3)	1

Total restructuring charges	12	1	3	(1)	—	(3)	12
Cash paid	(21)	(11)	(12)	(6)	(5)	(5)	(60)

Balance as of September 25, 2005	$35	$27	$148	$70	$124	$18	$422

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. Our accrual as of September 25, 2005 for facility-related leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2023. As of September 25, 2005, $149 million of the total $422 million accrual for workforce reductions and facility-related leases was classified as current accrued liabilities and other and the remaining $273 million was classified as other non-current obligations.

Acquisition-related restructuring costs

As a result of the acquisition of StorageTek, we recorded preliminary acquisition-related restructuring expenses associated with the costs of integrating operating locations and activities of StorageTek with those of Sun. U.S. GAAP requires that these acquisition-related restructuring expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The components of the preliminary acquisition-related restructuring liabilities included in the purchase price allocation for StorageTek are as follows (in millions):

	Severance	Facilities	Total
Acquisition-related restructuring liabilities as of September 25, 2005	$16	$36	$52

The acquisition-related restructuring costs are based on our integration plan which focuses principally on the elimination of duplicative activities. The balance of the StorageTek workforce reduction at September 25, 2005 is expected to be utilized during the remainder of fiscal 2006 and fiscal 2007 and is expected to be funded through cash flows from the combined operations.

Certain aspects of the integration plan are still being finalized, including the evaluation of acquired facilities and workforce. Any changes resulting from the finalization of the integration plan could result in adjustments to our current estimates. As permitted under U.S. GAAP, these adjustments would be reflected in the allocation of the purchase price if made within twelve months from the date of acquisition.

7. COMPREHENSIVE LOSS

The components of comprehensive loss were as follows (in millions):

	Three Months Ended
	September 25, 2005	September 26, 2004
Net loss	$(123)	$(133)
Change in unrealized value of investments, net	(17)	8
Change in unrealized fair value of derivative instruments and other, net	(1)	1
Translation adjustments, net	(19)	(22)

	$(160)	$(146)

The components of accumulated other comprehensive income were as follows (in millions):

	September 25, 2005	June 30, 2005
Unrealized gains (losses) on investments, net	$(6)	$11
Unrealized gains on derivative instruments and other, net	1	2
Cumulative translation adjustments, net	176	195

	$171	$208

8. INCOME TAXES

For the first quarter of fiscal 2006, we recorded an income tax provision of $43 million primarily related to Sun’s operating results, as compared with $39 million for the first quarter of fiscal 2005. These tax provisions were recorded for taxes due on income generated in certain state and foreign tax jurisdictions and, in the first quarter of fiscal 2005, also include adjustments for the difference between estimated amounts recorded and actual liabilities resulting from the filing of prior years’ tax returns.

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

We are currently under examination by the IRS for tax returns filed in fiscal years 2001 and 2002. Although the ultimate outcome is unknown, we have reserved for potential adjustments that may result from the current examination and we believe that the final outcome will not have a material affect on our results of operations.

We have also provided adequate amounts for other anticipated tax audit adjustments in the U.S., state and foreign tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest may be due. In addition, although specific foreign country transfer pricing exposures have not been identified, the risk of potential adjustment exists. If our estimate of the federal, state and foreign income tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. If events occur which indicate payment of these amounts are unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.

9. STOCK-BASED COMPENSATION

We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and nonvested stock awards (also known as restricted stock) granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting 20% on each annual anniversary of the grant date over five years and expire eight years from the grant date. Nonvested stock awards are generally time-based, vesting 50% on the first anniversary of the grant date and 50% six months thereafter. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises, nonvested stock and our ESPP are generally first issued out of treasury stock. As of September 25, 2005, we had approximately 387 million shares of common stock reserved for future issuance under our stock option plans and ESPP.

On July 1, 2005, we adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended September 25, 2005 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 Stock-based compensation expense for all stock-based compensation awards granted subsequent to July 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense resulting from stock options, nonvested stock awards, ESPP and options assumed as a result of our acquisitions included in our Condensed Consolidated Statements of Operations (in millions):

Three Months Ended September 25, 2005

Cost of sales - products	$2
Cost of sales - services	7
Research and development	17
Selling, general and administrative	24

Stock-based compensation expense before income taxes	50
Income tax benefit	—

Total stock-based compensation expense after income taxes	$50

Net cash proceeds from the exercise of stock options were $3 million and $15 million for the three months ended September 25, 2005, and September 26, 2004, respectively. No income tax benefit was realized from stock option exercises during the three months ended September 25, 2005, and September 26, 2004. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Prior to the adoption of SFAS 123R, we applied SFAS No. 123, amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148), which allowed companies to apply the existing accounting rules under APB 25 and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in our net income (loss). As required by SFAS 148 prior to the adoption of SFAS 123R, we provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

The following table illustrates the effect on net loss after tax and net loss per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three-month period ended September 26, 2004 (in millions, except per share amounts):

September 26, 2004
Pro forma net loss:
Net loss	$(133)
Add: stock-based compensation costs included in reported net loss (net of tax effects of none)	5
Deduct: stock-based compensation costs (net of tax effects of none) under SFAS 123	(195)

Pro forma net loss	$(323)

Pro forma basic and diluted net loss per common share:
Pro forma shares used in the calculation of pro forma net loss per common share - basic and diluted	3,343
Pro forma net loss per common share - basic and diluted	$(0.10)
Reported net loss per common share - basic and diluted	$(0.04)

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended September 25, 2005 and September 26, 2004, respectively:

	Options		ESPP
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Expected life (in years)	4.8	6.0	0.5	0.5
Interest rate	4.03%	3.62%	3.18%	1.16%
Volatility	43.10%	68.38%	42.49%	42.84%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$1.54	$2.50	$0.98	$0.99

Our computation of expected volatility for the quarter ended September 25, 2005 is based on a combination of historical and market-based implied volatility. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Prior to the adoption of SFAS 123R, our Board of Directors approved the acceleration of vesting of certain unvested and “out-of-money” stock options with exercise prices equal to or greater than $6.00 per share previously awarded to our employees, including our executive officers and directors, under our equity compensation plans. The acceleration of vesting was effective for stock options outstanding as of May 30, 2005. Options to purchase approximately 45 million shares of common stock or 18% of our outstanding unvested options were subject to the acceleration. The weighted average exercise price of the options that were accelerated was $14.85. The purpose of the acceleration was to enable us to avoid recognizing compensation expense associated with these options in our Consolidated Statements of Operations upon the adoption of SFAS 123R in July 2005. We also believe that because the options that were accelerated had exercise prices in excess of the current market value of our common stock, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention.

Stock option activity for the three months ended September 25, 2005, is as follows (in millions, except per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2005	557	$11.94
Grants and acquisition-related assumed options	84	3.19
Exercises	(1)	2.17
Forfeitures or expirations	(19)	12.52

Outstanding at September 25, 2005	621	$10.75	4.8	$135

Exercisable at September 25, 2005	404	$14.55	3.6	$64

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Sun’s closing stock price on the last trading day of our first quarter of fiscal 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 25, 2005. This amount changes based on the fair market value of Sun’s stock. Total intrinsic value of options exercised is zero for the three months ended September 25, 2005. Total fair value of options vested is $52 million for the three months ended September 25, 2005.

As of September 25, 2005, $422 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.2 years.

On July 28, 2005, our Board of Directors approved a one-time targeted recognition and retention program, which included the issuance of approximately 18 million shares of nonvested stock to certain employees and executive officers with a purchase price of no greater than $0.01 per share. These shares of nonvested stock generally vest 50% on the first anniversary of the grant date and 50% six months thereafter.

The following table summarizes our nonvested stock activity for the three months ended September 25, 2005 (in millions, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested stock at June 30, 2005	2	$4.80
Granted	18	3.66
Vested	—	—
Forfeited	—	—

Nonvested stock at September 25, 2005	20	$3.76

As of September 25, 2005, we retained purchase rights to 17 million shares issued pursuant to stock purchase agreements and other stock plans at a weighted-average price of approximately $0.01.

As of September 25, 2005, $58 million of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted-average period of 1.1 years.

10. OPERATING SEGMENTS

We design, manufacture, market and service network computing infrastructure solutions that consist of Computer Systems (hardware and software), Network Storage systems (hardware and software), Support services, Client solutions and Educational services. Our President and Chief Operating Officer has been identified as the Chief Operating Decision Maker (CODM) as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131). The CODM continues to manage our company based primarily on broad functional categories of sales, services, manufacturing, product development and engineering and marketing and strategy. The CODM reviews financial information on revenues and gross margins for products and services. The CODM also reviews operating expenses certain of which have been allocated to our two segments described below.

We operate in two segments: Product Group and Services. Our Product Group segment comprises our end-to-end networking architecture of computing products including our Computer Systems and Network Storage systems product lines. In the Sun Services segment, we provide a full range of services to existing and new customers, including Support services, Client solutions and Educational services.

We are currently reviewing the impact of our acquisitions of StorageTek and SeeBeyond to our operating segment disclosure and anticipate that it may result in a change in our operating segments. Currently, the storage segment and services segment of StorageTek have been included in Product Group and Sun Services segments, respectively.

We have a Global Sales Organization (GSO) that is responsible for selling all of our products and managing the majority of our accounts receivable. Our CODM holds this financial organization accountable for overall products and services revenue and margins at a consolidated level. In addition, we have a Worldwide Marketing Organization (WMO) that is responsible for developing and executing Sun’s overall corporate, strategic and product marketing and advertising strategies. Our CODM looks to this functional organization for advertising, pricing and other marketing strategies for the products and services delivered to market. Operating expenses (primarily sales, marketing and administrative) related to the GSO, the WMO and StorageTek’s comparable functions are not allocated to the reportable segments and, accordingly, are included under the Other segment reported below.

Segment information

The following table presents revenues, interdivision revenues and operating income (loss) for our segments. The Other segment consists of certain functional groups that did not meet the requirements for a reportable segment as defined by SFAS 131, such as GSO and WMO and other miscellaneous functions such as Corporate (in millions):

	Product Group	Sun Services	Other		Total
Three Months Ended:
September 25, 2005
Revenues	$1,704	$1,022	$—		$2,726
Interdivision revenues	58	92	(150)		—
Operating income (loss)	307	397	(841	)(1)	(137)

September 26, 2004
Revenues	$1,676	$952	$—		$2,628
Interdivision revenues	175	104	(279)		—
Operating income (loss)	245	364	(730	)(1)	(121)

(1)	Includes restructuring charges and purchased IPRD.

11. LEGAL PROCEEDINGS

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders, Sun Microsystems, Inc.

We have reviewed the condensed consolidated balance sheet of Sun Microsystems, Inc. as of September 25, 2005, and the related condensed consolidated statements of operations for the three-month period ended September 25, 2005 and September 26, 2004, and the condensed consolidated statements of cash flows for the three-month period ended September 25, 2005 and September 26, 2004. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sun Microsystems, Inc. as of June 30, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated September 12, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

San Jose, California

November 2, 2005

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

Executive Overview

Sun provides network computing infrastructure solutions that include Computer Systems (hardware and software), Network Storage systems (hardware and software), Support services, and Client solutions and Educational services. Sun’s solutions are based on major Sun technology innovations such as the JavaTM technology platform, the Solaris operating system (Solaris OS), Sun Java products, the N1TM Grid architecture and the Ultra SPARC® microprocessor technology, as well as other widely deployed technologies such as the Linux operating system and AMD Opteron® microprocessor-based systems. Our network computing infrastructure solutions are used in a wide range of technical/scientific, business and engineering applications in industries such as telecommunications, government, financial services, manufacturing, education, retail, life sciences, media and entertainment, transportation, energy/utilities and healthcare. We sell end-to-end networking architecture platform solutions, including products and services, in most major markets worldwide through a combination of direct and indirect channels.

In addition, during the first quarter of fiscal 2006, we leveraged our financial strength to make a strategic acquisition of Storage Technology Corporation (StorageTek). With this acquisition, we have broadened our system strategy by offering our customers a complete range of storage products, services and solutions including StorageTek’s Information Lifecycle Management (ILM) products, where we enable businesses to align the cost of storage with the value of information. StorageTek helps customers gain control of their storage environments by reducing the time, cost and complexity of their storage infrastructures.

We completed our acquisition of StorageTek on August 31, 2005. As a result, the results of operations for the quarter ended September 25, 2005 included the results for StorageTek for the last 25 days of the quarter. StorageTek had historically experienced a disproportionate revenue volume in the last month of each fiscal quarter. Therefore, the results of operations included for the quarter are not indicative of the results for a full fiscal quarter. Storage products revenues for StorageTek is included in Network Storage products and Storage services revenues for StorageTek is included in Support services.

During the first quarter of fiscal 2006, we experienced a year over year increase in total net revenues of approximately 3.7%, which included a favorable foreign currency impact of approximately 1%. Our Products net revenue of $1,704 million was favorably impacted by $127 million of storage revenue related to the operations of StorageTek, offset by competition and a continuing market shift in overall computer system demand away from our data center servers towards the usage of entry level servers. Our Services net revenue of $1,022 million was also favorably impacted by $87 million of revenue related to the operations of StorageTek, offset by competitive pricing pressures, a continued change in the mix towards maintenance contracts sold or renewed with lower services levels and a shift in product sales mix to a greater proportion of low-end products, which are typically sold with reduced levels of services. Services net revenue was also unfavorably impacted by two large solution-based sales that were recognized in the first quarter of fiscal 2005, which did not recur in the current quarter. We also experienced a sequential quarterly decrease in total net revenues of approximately 8.3%, which reflects the normal seasonal decline we experience between the fourth quarter of the previous year and the first quarter of the next fiscal year and included an unfavorable foreign currency impact of approximately 1%. These changes are partially offset by $214 million of revenue related to the operations of StorageTek.

During the first quarter of fiscal 2006, our year over year gross margin increased by approximately 3.3 percentage points. Our Products gross margin increased by 3.2 percentage points primarily due to the impact of our Kodak litigation settlement in the first quarter of fiscal 2005 and manufacturing and component cost reductions, partially offset by the unfavorable impact of discounting and pricing actions. Our Services gross margin increased by 3.3 percentage points primarily due to the favorable impact of delivery efficiencies, cost reductions and productivity measures. Our sequential quarterly Products gross margin increased 1.9 percentage points as planned list price reductions and sales discounting actions and the benefit of inclusion of the operations of StorageTek were partially offset by cost reductions. Sequentially, Services gross margin increased by 3.9 percentage points primarily due to the cost reductions and productivity measures.

During the first quarter of fiscal 2006, as compared with the corresponding period of fiscal 2005, our research and development expenses increased $23 million and our sales, general and administrative expenses increased $158 million, primarily due to $94 million of operating expenses related to StorageTek, $50 million of stock-based compensation expense and an increase of $28 million in amortization of other intangible assets. In the first quarter of fiscal 2006, we recorded in-process research and development (IPRD) charges of approximately $60 million in connection with our acquisitions of StorageTek and SeeBeyond Technology Corporation (SeeBeyond).

Our results of operations for the first quarter of fiscal 2006 were significantly impacted by the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), “Share-Based Payments” (SFAS 123R), which requires us to recognize a non-cash expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method of adoption requiring us to include this stock-based compensation charge in our results beginning in the first quarter of 2006 without restating prior periods to include stock-based compensation expense. Of the $50 million in stock-based compensation expense recognized in the first quarter of fiscal 2006, $2 million is included in cost of goods sold-products, $7 million is included in cost of goods sold-services, $17 million is included in research and development expense and $24 million is included in sales, general and administrative expense.

During the first quarter of fiscal 2006, our operating activities provided cash flows of $224 million. Our focus on cash management remains a top priority and we plan to continue to drive improvement in our cash conversion cycle. At September 25, 2005 we had a total cash, cash equivalents and marketable debt securities of approximately $4.5 billion, which decreased from $7.5 billion as of June 30, 2005, primarily due to cash paid for our acquisitions of StorageTek and SeeBeyond during the first quarter of fiscal 2006.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. We are required to make estimates and judgments in many areas, including those related to fair value of derivative financial instruments, recording of various accruals, bad debt and inventory reserves, the useful lives of long-lived assets such as property and equipment, warranty obligations and potential losses from contingencies and litigation. Except as noted below for equity investments in privately-held companies, we believe the policies disclosed are the most critical to our financial statements because their application places the most significant demands on management’s judgment. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors.

We believe there have been no significant changes during the three months ended September 25, 2005 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2005 Form 10-K, except as noted below.

Upon review of the equity investments in privately held companies accounting policy, we determined this policy was no longer critical, as the remaining balance related to investments in privately held companies was not material as of September 25, 2005.

Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as IPRD based on their estimated fair values. We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements, and acquired developed technologies and patents; expected costs to develop the IPRD into commercially viable products and estimating cash flows from the projects when completed; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

Other estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. In particular, liabilities to restructure the pre-acquisition organization, including workforce reductions, are subject to change as management completes its assessment of the pre-merger operations and begins to execute the approved plan.

Stock-Based Compensation Expense

We account for stock-based compensation in accordance with the provisions of SFAS 123R. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates and expected option life.

RESULTS OF OPERATIONS

Net Revenues

(dollars in millions, except revenue per employee dollars in thousands)

	Three Months Ended		Change
	September 25, 2005	September 26, 2004
Computer Systems products	$1,274	$1,354	(5.9)%
Network Storage products	430	322	33.5%

Products net revenue	$1,704	$1,676	1.7%
Percentage of total net revenues	62.5%	63.8%	(1.3)	pts
Support services	$835	$745	12.1%
Client solutions and Educational services	187	207	(9.7)%

Services net revenue	$1,022	$952	7.4%
Percentage of total net revenues	37.5%	36.2%	1.3	pts
Total net revenues	$2,726	$2,628	3.7%
Revenue per employee(1)	$78	$78	—%

(1)	Revenue per employee is calculated by dividing the revenue during the period by the average number of employees during the period, including contractors. We use this as a measure of our productivity.

In recent periods, our service business has evolved as we have increased our emphasis on our solutions-based selling model and offered products (e.g. Managed services) that are not easily measured using existing metrics. As a result of these changes, we believe the importance of the services contract penetration rate to understanding of the performance of our services business has diminished. Accordingly, beginning in the first quarter of fiscal 2006, we are no longer including our service contract penetration rate as a key performance indicator. In addition, as a result of our acquisition of StorageTek, we are conducting an evaluation of the key performance indicators used to manage our business and anticipate changes.

Due to the generally weakened U.S. dollar during the first quarter of fiscal 2006, as compared with the corresponding period of fiscal 2005, our total net revenues were favorably impacted by foreign currency exchange rates. The net foreign currency impact to our total net revenues is difficult to precisely measure. However, our best estimate of the foreign exchange rate impact during the first quarter of fiscal 2006 as compared with the corresponding period of fiscal 2005, was zero on Products net revenue and approximated a benefit of 1% of Services net revenue.

Products Net Revenue

Products net revenue consists of revenue generated from the sale of Computer Systems and Network Storage products.

During the first quarter of fiscal 2006, as compared with the corresponding period in fiscal 2005, Computer Systems revenue decreased primarily due to reduced sales of our enterprise and data center servers resulting from intense competition and a continuing shift in overall computer system demand towards the usage of our lower-priced entry-level systems. The decrease in Computer Systems revenue was partially offset by increased unit sales of our entry level servers, which included servers running on our SPARC® and AMD’s Opteron processors. During the first quarter of fiscal 2006, as compared with the corresponding period in fiscal 2005, Network Storage revenue included $127 million related to the operations StorageTek. Excluding the impact of this acquisition, Network Storage revenue decreased by $19 million primarily due to intense competition and reduced sales of our low-end storage components. These decreases were partially offset by increased unit sales of our mid-range and data center storage systems.

Services Net Revenue

Services net revenue consists of revenue generated from Support services, Client solutions and Educational services.

Support services revenue consists primarily of maintenance contract revenue, which is recognized ratably over the contractual period. During the first quarter of fiscal 2006, as compared with the corresponding period in fiscal 2005, Support services net revenue included $87 million related to the operations of StorageTek. Excluding the impact of this acquisition, Support services revenues remained relatively flat as increases in volume and managed services were offset by competitive pricing pressures, a continued change in the mix towards maintenance contracts sold or renewed with lower service levels and a shift in product sales mix to a greater proportion of low-end products, which are typically sold with reduced levels of services.

Client solutions and Educational services revenue consist primarily of revenue generated from professional services, such as technical consulting that helps our customers plan, implement, and manage distributed network computing environments. The overall decrease in Client solutions and Educational services revenues during the first quarter of fiscal 2006, as compared with the corresponding period in fiscal 2005, was primarily due to revenue from solution-based sales to a health care services provider and an educational institution that was recognized in the first quarter of fiscal 2005.

Net Revenues by Geographic Area

(dollars in millions)

	Three Months Ended		Change
	September 25, 2005	September 26, 2004
United States	$1,159	$1,105	4.9%
Percentage of total net revenues	42.5%	42.0%	0.5	pts

Americas-Other (Canada and Latin America)	$141	$110	28.2%
Percentage of total net revenues	5.2%	4.2%	1.0	pts
EMEA (Europe, Middle East and Africa)	$970	$973	(0.3)%
Percentage of total net revenues	35.6%	37.0%	(1.4)	pts
APAC (Asia, Australia and New Zealand)	$456	$440	3.6%
Percentage of total net revenues	16.7%	16.8%	(0.1)	pts
Total International revenues	$1,567	$1,523	2.9%
Percentage of total net revenues	57.5%	58.0%	(0.5)	pts

Total net revenues	$2,726	$2,628	3.7%

United States (U.S.)

During the first quarter of fiscal 2006, as compared with the corresponding period of fiscal 2005, net revenues in the U.S. included $90 million related to the operations of StorageTek. Excluding the impact of this acquisition, net revenues in the U.S. decreased $36 million primarily related to products net revenue. In the U.S., our sales mix has traditionally included a higher proportion of product sales, which has contributed to the challenge in growing revenue in this geographic market as we continue to experience intense competitive pressures, especially in selling our high-end server products in certain key sectors. In addition, our product transition to a new line of entry level servers released in mid-September may have negatively impacted revenues during the quarter. In the government sector, we continue to experience intense competition and reduced spending in certain areas which have traditionally been sources of relative competitive strength. Additionally, in the first quarter of fiscal 2006, merger and acquisition activity in the telecommunication sector was correlated to reduced customer spending patterns in key accounts.

The following table sets forth net revenues in those geographic markets that contributed significantly to international net revenues during the first quarter of fiscal 2006 (dollars in millions):

	Three Months Ended		Change
	September 25, 2005	September 26, 2004
United Kingdom	$234	$292	(19.9)%
Germany(1)	$216	$191	13.1%
Japan	$166	$183	(9.3)%
Central and Northern Europe	$156	$152	2.6%

(1)	Beginning in the second quarter of fiscal 2005, all periods presented have been adjusted to exclude Austria from the Germany geographic market.

United Kingdom (UK)

During the first quarter of fiscal 2006, as compared with the corresponding period of fiscal 2005, net revenues in the UK included $19 million related to the operations of StorageTek. Excluding the impact of this acquisition, net revenues in the UK decreased by $77 million primarily due to revenue related to two large solution-based sales recognized in the first quarter of fiscal 2005 which did not recur in the current quarter. In addition, revenue in the UK decreased due to a continued intense competitive environment and a decrease in the number of major infrastructure solution deals during the first quarter of fiscal 2006.

Germany

During the first quarter of fiscal 2006, as compared with the corresponding period of fiscal 2005, net revenues in Germany included $17 million related to the operations of StorageTek. Excluding the impact of this acquisition, net revenue in Germany increased by $8 million due to the benefits arising from certain elements of our strategic alliance with Fujitsu and a moderate increase in Client Solutions net revenue These increases were partially offset by intense competition, the weak demand for our data center servers and a continuing challenging macroeconomic environment.

Japan

During the first quarter of fiscal 2006, as compared with the corresponding period of fiscal 2005, net revenues in Japan included $15 million related to the operations of StorageTek. Excluding the impact of this acquisition, net revenue in Japan decreased by $32 million primarily due to a decrease in Products net revenue. The decrease in Products net revenue in Japan is primarily a result of the implementation of certain elements of our broad-based strategic alliance with Fujitsu. As noted above, the revenue impact of this alliance in Japan was offset by other financial benefits received. In addition, we experienced a decrease in the telecommunication sector as a result of intense competition. In addition, our product transition to a new line of entry level servers released in mid-September may have negatively impacted revenues during the quarter.

Central and Northern Europe (CNE)

During the first quarter of fiscal 2006, as compared with the corresponding period of fiscal 2005, net revenues in CNE included $18 million related to the operations of StorageTek. Excluding the impact of this acquisition, net revenue in CNE decreased by $14 million primarily due to the weak demand for our data center servers and a challenging macroeconomic environment.

Gross Margin

(dollars in millions)

	Three Months Ended		Change
	September 25, 2005	September 26, 2004
Products gross margin	$738	$672	9.8%
Percentage of products net revenue	43.3%	40.1%	3.2	pts
Services gross margin	$464	$401	15.7%
Percentage of services net revenue	45.4%	42.1%	3.3	pts
Total gross margin	$1,202	$1,073	12.0%
Percentage of total net revenues	44.1%	40.8%	3.3	pts

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

During the first quarter of fiscal 2006, as compared with the corresponding period of fiscal 2005, our products gross margin percentage increased by 3.2 percentage points due to cost reductions resulting from supply chain restructuring, product cost engineering and continued use of dynamic bidding events which collectively benefited gross margin by approximately 6 percentage points and the impact of our Kodak litigation settlement in the first quarter of fiscal 2005 of approximately 3 percentage points. Offsetting this increase were planned list price reductions and sales discounting actions of approximately 5 percentage points and changes in product mix to a greater proportion of lower-margin products of approximately 2 percentage points.

In the second quarter of fiscal 2006, we expect our products gross margin to be negatively impacted by increased amortization expense associated with acquisition-related intangible assets as well as a full quarter of expense related to the operations of StorageTek.

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

During the first quarter of fiscal 2006, as compared with the corresponding period of fiscal 2005, our services gross margin increased by 3.3 percentage points due to cost savings associated with our workforce reductions of approximately 2 percentage points, cost savings associated with delivery efficiencies of approximately 2 percentage points and the impact of our acquisition of StorageTek during the first quarter of fiscal 2006 of 1 percentage point. Offsetting these increases was increased sales discounting actions of approximately 1 percentage point and stock-based compensation expense related to the adoption of SFAS 123R of approximately 1 percentage point.

Operating Expenses

(dollars in millions)

	Three Months Ended		Change
	September 25, 2005	September 24, 2004
Research and development	$439	$416	5.5%
Percentage of total net revenues	16.1%	15.8%	0.3	pts
Selling, general and administrative	$828	$670	23.6%
Percentage of total net revenues	30.4%	25.5%	4.9	pts
Restructuring charges	$12	$108	(88.9)%
Percentage of total net revenues	0.4%	4.1%	(3.7)	pts
Purchased in-process research and development	$60	$—	N/M	*
Percentage of total net revenues	2.2%	—%	2.2	pts
Total operating expenses	$1,339	$1,194	12.1%

*	Not meaningful

Research and Development (R&D) Expenses

R&D expenses increased by $23 million during the first quarter of fiscal 2006, as compared with the corresponding period of fiscal 2005, primarily due to $17 million of stock-based compensation expense, $14 million associated with the operating expenses of StorageTek and a $10 million increase in prototype expenses associated with new product introductions. These increases were partially offset by an $11 million decrease in depreciation and amortization and a $9 million in cost savings associated with workforce reductions.

We believe that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems, software, and microprocessor development, as well as continue to enhance existing products.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses increased by $158 million during the first quarter of fiscal 2006, as compared with the corresponding period of fiscal 2005, primarily due to $80 million operating expense of StorageTek, a $28 million increase in amortization expense, $17 million in transition cost related to our information technology resourcing, $24 million of stock-based compensation expense and a $21 million increase in compensation costs associated with salaries and bonuses and a $12 million increase in outside services costs. These increases were partially offset by $10 million in cost savings associated with workforce reductions and $10 million in reductions in legal costs.

We are continuing to focus our efforts on achieving additional operating efficiencies by reviewing and improving upon our existing business processes and cost structure. In the second quarter of fiscal 2006, we expect our SG&A expenses to be negatively impacted by increased amortization expense associated with acquisition related intangible assets as well as a full quarter of expense related to the operations of StorageTek and SeeBeyond.

Restructuring Charges

In accordance with SFAS 112 No. “Employers’ Accounting for Post Employment Benefits” (SFAS 112) and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), we recognized a total of $12 million and $108 million in restructuring charges in the three months ended September 25, 2005 and September 26, 2004, respectively. We recorded approximately $52 million of restructuring costs in connection with the StorageTek acquisition, which are based upon plans committed by management. These costs are accounted for under EITF 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire StorageTek.

We estimated the cost of exiting and terminating our facility leases or acquired leases by referring to the contractual terms of the agreements and by evaluating the current real estate market conditions. In addition, we have estimated sublease income by evaluating the current real estate market conditions or, where applicable, by referring to amounts being negotiated. As of September 25, 2005, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $90 million. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon the commercial real estate market conditions in certain geographies at the time we perform our evaluations or negotiate the lease termination and sublease arrangements with third parties. The amounts we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change.

Restructuring Plan V

In June 2005, we implemented a workforce reduction and in July 2005, we committed to a facility exit plan (Restructuring Plan V). In a continuing effort to improve our cost structure and improve operating efficiencies, we plan to reduce our workforce by approximately 1,000 employees across all employee levels, business functions, operating units, and geographic regions. In addition, we plan to eliminate excess facility capacity in light of revised facility requirements. In the first quarter of fiscal 2006, we recognized a total of $12 million in charges associated with the Restructuring Plan V, consisting solely of workforce reduction charges.

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

As of September 25, 2005, substantially all employees to be terminated as a result of Restructuring Plan IV had been notified. While most of the severance and related fringe benefits have been paid, in accordance with local employment laws, we expect to pay the remaining restructuring accrual related to severance over the next few quarters.

Restructuring Activity Prior to Plan IV

We committed to restructuring plans in fiscal 2003 and 2002 (Restructuring Plan III and Restructuring Plan II, respectively) and a facility exit plan in fiscal 2001 (Facility Exit Plan I). We recorded initial restructuring charges in fiscal 2003, 2002 and 2001 based on assumptions and related estimates that we deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to the uncertainty of the commercial real estate markets in certain geographies, and the final settlement of certain lease obligations, we have made appropriate adjustments to the initial restructuring charges. These changes to the previous estimates have been reflected as “Provision adjustments” in the period the changes in estimates were made.

The following table sets forth an analysis of our restructuring accrual activity for the three months ended September 25, 2005 (in millions):

	Restructuring Plan V	Restructuring Plan IV		Restructuring Plan III	Restructuring Plan II	Facility Exit Plan I	Total
	Severance and Benefits	Severance and Benefits	Facilities Related and Other	Facilities Related	Facilities Related	Facilities Related
Balance as of June 30, 2005	$44	$37	$157	$77	$129	$26	$470
Severance and benefits	7	2	—	—	—	—	9
Accrued lease costs	—	—	2	—	—	—	2
Provision adjustments	5	(1)	1	(1)	—	(3)	1

Total restructuring charges	12	1	3	(1)	—	(3)	12
Cash paid	(21)	(11)	(12)	(6)	(5)	(5)	(60)

Balance as of September 25, 2005	$35	$27	$148	$70	$124	$18	$422

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. Our accrual as of September 25, 2005 for facility-related leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2023. As of September 25, 2005, $149 million of the total $422 million accrual for workforce reductions and facility-related leases was classified as current accrued liabilities and other and the remaining $273 million was classified as other non-current obligations.

Acquisition-related restructuring costs

As a result of the acquisition of StorageTek, we recorded preliminary acquisition-related restructuring expenses associated with the costs of integrating operating locations and activities of StorageTek with those of Sun. U.S. GAAP requires that these acquisition-related restructuring expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The components of the preliminary acquisition-related restructuring liabilities included in the purchase price allocation for StorageTek are as follows (in millions):

	Severance	Facilities	Total
Acquisition-related restructuring liabilities as of September 25, 2005	$16	$36	$52

The acquisition-related restructuring costs are based on our integration plan which focuses principally on the elimination duplicative activities.

The balance of workforce reduction of StorageTek at September 25, 2005 is expected to be utilized during the remainder of fiscal 2006 and fiscal 2007 and is expected to be funded through cash flows from the combined operations.

Certain aspects of the integration plan are still being finalized, including the evaluation of acquired facilities and workforce. Any changes resulting from the finalization of the integration plan could result in adjustments to our current estimates. As permitted under U.S. GAAP, these adjustments would be reflected in the allocation of the purchase price if made within twelve months from the date of acquisition.

Purchased In-Process Research and Development (IPRD)

Overview

In the first quarter of fiscal 2006 we recorded total IPRD expense of $60 million related to our acquisitions of StorageTek and SeeBeyond. At the date of each acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and the IPRD had no alternative future uses. Accordingly, these amounts were expensed on the respective acquisition dates of each of the Acquired Companies.

Also see Note 3 to the Condensed Consolidated Financial Statements for further discussion.

Preliminary valuation

Through the engagement of an independent third party, we have estimated the fair value of IPRD using the income approach. These calculations gave consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the product’s underlying technology. The value of the IPRD reflects the relative value and contribution of the acquired research and development. In determining the value assigned to IPRD, we considered the R&D’s stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the projected cost to complete the project.

The values assigned to developed technologies related to each acquisition were based upon discounted cash flows related to the existing products’ projected income stream. Elements of the projected income stream included revenues, cost of sales (COS), R&D expenses and SG&A expenses. The discount rates used in the present value calculations were generally derived from a weighted average cost of capital, adjusted upward to reflect the additional risks inherent in the development life cycle, including the useful life of the technology, profitability levels of the technology, and the uncertainty of technology advances that are known at the date of each acquisition. Because each acquired entity’s IPRD is unique, the discount rate, revenue, COS, R&D and SG&A assumptions used varied on a case-by-case basis.

Preliminary valuation assumptions

The following bullets summarize the significant assumptions underlying the preliminary valuation related to IPRD as of the relevant acquisition dates:

•	Acquisition of StorageTek – We acquired $49 million in IPRD related to nine projects within StorageTek’s tape, disk and network product lines. At the date of acquisition, we estimated that development efforts were generally 50% - 60% complete and that approximately $56 million in additional cost were required to complete development. Release dates range from the third quarter in fiscal 2006 to the second quarter in fiscal 2007.

•	Acquisition of SeeBeyond – We acquired $11 million in IPRD related to the development of ICAN version 5.1. At the date of acquisition, we estimated that development efforts were 75% complete and that approximately $3 million in additional costs were required to complete development. The estimated completion date for ICAN 5.1 is the third quarter of fiscal 2006.

Given the uncertainties of the commercialization process, no assurances can be given that deviations from our estimates will not occur. At the time of the acquisitions, we believed there was a reasonable chance of realizing the economic return expected from the acquired in-process technology. However, as there is risk associated with the realization of benefits related to commercialization of an in-process project due to rapidly changing customer needs, the complexity of technology , and growing competitive pressures, there can be no assurance that any project will meet commercial success. Failure to successfully commercialize an in-process project would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of our intangible assets may become impaired.

Gain (Loss) on Equity Investments

(dollars in millions)

	Three Months Ended		Change
	September 25, 2005	September 26, 2004
Gain (loss) on equity investments, net	$13	$(4)	N/M	*

*	Not meaningful

In the first quarter of fiscal 2006, our gain (loss) on equity investments, net was favorably impacted by gains on the sale of certain marketable equity investments in publicly traded companies of $6 million, gains of the sale of certain equity investments in privately held companies of $3 million and gains on warrants of $3 million. Our portfolio primarily consists of investments in privately held and publicly traded technology companies. The loss on equity investments of $4 million in the first quarter of fiscal 2005 was primarily related to decline in valuation of warrants and a decline in the value of our equity investments that was considered other than temporary.

As of September 25, 2005, our equity investment portfolio of $70 million consisted of $26 million in marketable equity securities, $27 million in equity investments in privately held companies and $17 million in investments in venture capital funds and joint ventures. The ongoing valuation of our investment portfolio remains uncertain and may be subject to fluctuations based on whether we participate in additional investment activity or as a result of the occurrence of events outside of our control.

Interest and Other Income, net

(dollars in millions)

	Three Months Ended		Change
	September 25, 2005	September 26, 2004
Interest and other income, net	$44	$31	41.9%
Percentage of total net revenues	1.6%	1.2%

In the first quarter of fiscal 2006, as compared with the corresponding period of fiscal 2005, interest and other income, net, increased $13 million. This increase was due to higher yields than the first quarter of fiscal 2005. This was partially offset by higher realized losses on the sale of certain marketable debt securities and interest expense on debt.

As of September 25, 2005, the average duration of our portfolio of marketable debt securities increased to 0.85 years from 0.66 years at September 26, 2004. The increase of 0.19 years is primarily related to the liquidation of certain short duration securities due to cash paid for our acquisition of StorageTek in the first quarter of fiscal 2006. In general, we would expect the volatility of this portfolio to increase as its duration increases.

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

Income Taxes

(dollars in millions)

	Three Months Ended
	September 25, 2005	September 26, 2004	Change
Provision for income taxes	$43	$39	10.3%

For the first quarter of fiscal 2006, we recorded an income tax provision of $43 million, primarily related to Sun’s operating results, as compared with $39 million for the first quarter of fiscal 2005. These tax provisions were recorded for taxes due on income generated in certain state and foreign tax jurisdictions and, in the first quarter of fiscal 2005, also include adjustments for the difference between estimated amounts recorded and actual liabilities resulting from the filing of prior years’ tax returns.

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

We are currently under examination by the IRS for tax returns filed in fiscal years 2001 and 2002. Although the ultimate outcome is unknown, we have reserved for potential adjustments that may result from the current examination and we believe that the final outcome will not have a material affect on our results of operations.

We have also provided adequate amounts for other anticipated tax audit adjustments in the U.S., state and foreign tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest may be due. In addition, although specific foreign country transfer pricing exposures have not been identified, the risk of potential adjustment exists. If our estimate of the federal, state and foreign income tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. If events occur which indicate payment of these amounts are unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.

Stock Options and Incentive Plans

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We primarily rely on three stock option plans that provide broad discretion to our Board of Directors to create appropriate equity incentives for members of our Board of Directors and our employees. Substantially all of our employees participate in our stock option program. On July 1, 2005, we adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the three months ended September 25, 2005 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation expense for all stock-based compensation awards granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. See Note 9 to our Consolidated Financial Statements for further detail, including the impact of the adoption to our Consolidated Statements of Operations.

Equity Compensation Plan Information

A summary of our stockholder approved and non-approved equity compensation plans as of September 25, 2005 is as follows (in millions, except exercise price amounts):

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (in dollars)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (excluding ESPP)	545	$11.62	358
Equity compensation plans not approved by security holders (excluding ESPP)(1)	94	$3.68	29

Total (excluding ESPP)	639	$10.45	387

Equity compensation plans approved by security holders (ESPP only)	N/A	N/A	N/A
Equity compensation plans not approved by security holders (ESPP only)	N/A	N/A	N/A

Total (ESPP only)	N/A	N/A	N/A

All Plans	639	$10.45	387

(1)	Includes assumed plans from acquisitions as well as our Equity Compensation Acquisition Plan for initial options granted to employees acquired through acquisitions.

Options and Nonvested Stock (Restricted Stock) Granted During the Three Months Ended September 25, 2005 to the Most Highly Compensated Executive Officers Named in Our Most Recent Proxy Statement

Name	Number of Options Granted	Weighted Average Exercise Price	Number of Nonvested Stock Awards Granted	Weighted Average Purchase Price
Scott G. McNealy	900,000	$3.85	1,354,000	$0.01
Jonathan I. Schwartz	900,000	$3.85	432,000	$0.01
Crawford W. Beveridge	150,000	$3.85	208,500	$0.01
Stephen T. McGowan	150,000	$3.85	227,500	$0.01
Gregory M. Papadopoulos	300,000	$3.85	232,000	$0.01

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

(dollars in millions)

	September 25, 2005	June 30, 2005	Change
Cash and cash equivalents	$1,508	$2,051	$(543)
Marketable debt securities	3,025	5,473	(2,448)

Total cash, cash equivalents and marketable debt securities	$4,533	$7,524	$(2,991)

Percentage of total assets	31.3%	53.0%	(21.7	) pts

	Three Months Ended		Change
	September 25, 2005	September 26, 2004
Cash provided by operating activities	$224	$124	$100
Cash provided by (used in) investing activities	(770)	157	(927)
Cash provided by (used in) financing activities	3	(235)	238

Net increase (decrease) in cash and cash equivalents	$(543)	$46	$(589)

Changes in Cash Flow

During the first quarter of fiscal 2006, our operating activities generated cash flows of $224 million. The following items significantly impacted our cash provided by operating activities:

•	Net loss of $123 million included non-cash charges of approximately $226 million, which included depreciation and amortization of $143 million, stock-based compensation of $50 million and amortization of acquisition-related other intangible assets of $46 million;

•	Receipt of $137 million associated with an international income tax refund;

•	Payments associated with severance and facilities restructuring liabilities totaling $60 million; and

•	Purchased IPRD of $60 million.

The reasons for certain changes in our working capital are discussed further in the cash conversion cycle section below.

During fiscal 2005, our cash used in investing activities of $770 million was primarily attributable to cash used for acquisitions, net of $3,150 million, offset by purchases, net of proceeds from sales and maturities of marketable debt securities of $2,439 million.

Cash Conversion Cycle

	September 25, 2005	June 30, 2005	Change
Days sales outstanding (DSO)(1)	69	68	(1)
Days of supply in inventory (DOS)(2)	33	22	(11)
Days payable outstanding (DPO)(3)	(64)	(60)	4

Cash conversion cycle	38	30	(8)

Inventory turns - products only	8.6	9.3	(0.7)

(1)	DSO measures the number of days it takes, based on a 90 day average, to turn our receivables into cash.
(2)	DOS measures the number of days it takes, based on a 90 day average, to sell our inventory.
(3)	DPO measures the number of days it takes, based on a 90 day average, to pay the balances of our accounts payable.

We ended the first quarter of fiscal 2006 with a cash conversion cycle of 38 days, a decline of 8 days from June 30, 2005. The cash conversion cycle is the duration between the purchase of inventories and services and the collection of the cash for the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of days sales outstanding (DSO) added to days of supply in inventories (DOS), reduced by days payable outstanding (DPO). Our cash conversion cycle was impacted by our acquisition of StorageTek on August 31, 2005 due to 25 days of their contribution included in our results of operations. DSO remained relatively flat from June 30, 2005. Excluding the impact of our acquisition of StorageTek, DSO improved 9 days due to improved billings and collections throughout the quarter. DOS negatively impacted our cash conversion cycle by 11 days to 33 days. Excluding the impact of our acquisition of StorageTek, DOS declined 3 days due to an increase in inventories from June 30, 2005 and our products inventory turn rate remained relatively flat at 8.6 turns at September 25, 2005 from

9.3 turns at June 30, 2005. Inventory turns is annualized and represents the number of times product inventory is replenished during the year. Inventory management will continue to be an area of focus as we balance the need to maintain sufficient inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements. DPO improved 4 days and accounts payable decreased $76 million from June 30, 2005 due to negotiation of more favorable terms with our vendors. Excluding the impact of our acquisition of StorageTek, DPO remained relatively flat.

Acquisitions

We completed three acquisitions during the first three months of fiscal 2006. On July 13, 2005, we acquired Tarantella to enhance our thin-client product offerings and strengthen our utility computing strategy. On August 25, 2005, we acquired SeeBeyond to strengthen our software portfolio and create a complete offering for the development, deployment and management of enterprise applications and Service Oriented Architectures. On August 31, 2005, we acquired StorageTek in order to offer customers the most complete range of products, services and solutions available for securely managing mission-critical data assets. See Note 3 of our Condensed Consolidated Financial Statements for a detailed discussion of these acquisitions.

Stock Repurchases

From time to time, our Board of Directors approves common stock repurchase programs allowing management to repurchase shares of our common stock in the open market pursuant to price-based formulas. In February 2001, we announced our intention to acquire up to $1.5 billion of our outstanding common stock under a stock repurchase program authorized by our Board of Directors. Under the repurchase program, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including our projected cash flow requirements, our return to sustained profitability and our share price. During the first three months of fiscal 2006 and the fiscal year ended June 30, 2005, we did not repurchase common stock under our repurchase program. All prior repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. As of September 25, 2005, approximately $230 million of the $1.5 billion authorized, remained unused and available for repurchase.

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

In addition, we have uncommitted lines of credit aggregating approximately $513 million and no amounts were drawn from these lines of credit as of September 25, 2005. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

Contractual Obligations

Through the normal course of our business, we purchase or place orders for the necessary components of our products from various suppliers and we commit to purchase service where we would incur a penalty if the agreement was canceled. We estimate that such contractual obligations at September 25, 2005 were $739 million due within the following twelve months. This range does not include contractual obligations recorded on the balance sheet as current liabilities. As part of our acquisitions of StorageTek and SeeBeyond, we have also assumed operating lease obligations of $156 million as of September 25, 2005. In addition, we have a contractual obligation under the terms of our strategic alliance with Fujitsu, whereby, under certain circumstances, we have committed to buy Fujitsu products with a list price of up to $230 million within the first twelve months following full implementation of Sun’s distribution of Fujitsu products and, under certain circumstances, up to approximately $265 million during the second twelve months following full implementation of Sun’s distribution of Fujitsu products, at a predetermined discount from list price, depending upon the type of product purchased. Contractual obligations for the purchase of goods or services are comprised of agreements that are enforceable and legally binding on Sun and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the appropriate timing of the transactions. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within a short time.

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

Sun performs an annual actuarial analysis to develop an estimate of amounts to be paid for both claims reported and potential losses on activities that have occurred but have not yet been reported. Loss accruals were $32 million and $33 million as of September 25, 2005 and June 30, 2005, respectively.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents in subsidiaries for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. Accordingly, in addition to the approximately $1,508 million in cash and cash equivalents, at September 25, 2005 we had approximately $3,025 million in marketable debt securities that were available for shorter-term requirements, such as future operating, financing and investing activities, for a total cash and marketable debt securities position of approximately $4,533 million. However, at June 30, 2005, approximately $1,095 million of this balance represented earnings generated from operations domiciled in foreign tax jurisdictions that were designated as permanently invested in the respective tax jurisdictions. In addition, as a result of our acquisition of StorageTek in the first quarter of fiscal 2006, we acquired an additional $120 million of unremitted earnings. Should we decide to repatriate these earnings, we would be required to accrue and pay additional taxes to repatriate these funds. We are reviewing the provisions of the American Jobs Creation Act of 2004, and have not completed our evaluation of its impact to Sun. In addition, deposits in foreign countries of approximately $520 million as of June 30, 2005, are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States.

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

NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Our auditors, Ernst & Young LLP, perform the following non-audit services that have been pre-approved by our Audit Committee of the Board of Directors: expatriate tax and relocation services, international and U.S. tax planning services. Starting in fiscal 2005, we have selected another firm to perform expatriate tax and relocation services and are in the process of transitioning these services from Ernst & Young LLP. In addition, our Audit Committee has pre-approved tax compliance services being transitioned as a result of our acquisition of StorageTek and SeeBeyond. Sun and Ernst & Young LLP continue to evaluate and review processes relevant to the maintenance of Ernst & Young LLP’s independence.

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

The manufacture and introduction of our new products is also a complicated process. Once we have developed a new product, we face several challenges in the manufacturing process. We must be able to manufacture new products in sufficient volumes so that we can have an adequate supply of new products to meet customer demand. We must also be able to manufacture the new products at acceptable costs. This requires us to be able to accurately forecast customer demand so that we can procure the appropriate components at optimal costs. Forecasting demand requires us to predict order volumes, the correct mix of our hardware and software products, and the correct configurations of these products. We must manage new product introductions and transitions to minimize the impact of customer-delayed purchases of existing products in anticipation of new product releases. We must also try to reduce the levels of older product and component inventories to minimize inventory write-offs. If we have excess inventory, it may be necessary to reduce our prices and write down inventory, which could result in lower gross margins. Additionally, our customers may delay orders for existing products in anticipation of new product introductions. As a result, we may decide to adjust prices of our existing products during this process to try to increase customer demand for these products. Our future operating results would be materially and adversely affected if such pricing adjustments were to occur and we were unable to mitigate the resulting margin pressure by maintaining a favorable mix of systems, software, service and other products, or if we were unsuccessful in achieving component cost reductions, operating efficiencies and increasing sales volumes.

If we are unable to timely develop, manufacture, and introduce new products in sufficient quantity to meet customer demand at acceptable costs, or if we are unable to correctly anticipate customer demand for our new and existing products, our business and operating results could be materially adversely affected.

We face numerous risks associated with our strategic alliance with Fujitsu.

On May 31, 2004, we entered into a number of agreements with Fujitsu intended to substantially increase the scope of our relationship with them. These agreements contemplate collaborative sales and marketing efforts and the joint development and manufacturing of a future generation of server products known as the Advanced Product Line (APL). We anticipate that the APL will ultimately replace a proportion of our server product line and have agreed not to sell certain products which may compete with the APL at certain times as well as to purchase certain components solely from Fujitsu at certain times. In addition, the agreements contemplate that we dedicate substantial financial and human resources to this new relationship. As such, our future performance and financial condition will be impacted by the success or failure of this relationship.

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

We depend on many suppliers for the necessary parts and components to manufacture our products. There are a number of vendors producing the parts and components that we need. However, there are some components that can only be purchased from a single vendor due to price, quality or technology reasons. For example, we currently depend on Texas Instruments for the manufacture of our UltraSPARC microprocessors, AMD for the Opteron processors used in our Sun Fire x64 servers and several other companies for custom integrated circuits. If we were unable to purchase on acceptable terms or experienced significant delays or quality issues in the delivery of necessary parts and/or components from a particular vendor and we had to find a new supplier for these parts and components, our new and existing product shipments could be delayed which could have a material adverse effect on our business, results of operations and financial conditions.

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

Generally, the computer systems we sell to customers incorporate various hardware and software products that we sell, such as UltraSPARC microprocessors, various software elements, from the Solaris OS to the Java platform, Sun Java System portfolio, N1 Grid, the SL8500 modular library system and Sun StorEdge array products. Any delay in the development, delivery or acceptance of key elements of the hardware or software included in our systems could delay our shipment of these systems. Delays in the development and introduction of our products may occur for various reasons.

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

Currently, more than half of our revenues come from international sales. In addition, a portion of our operations consists of manufacturing and sales activities outside of the U.S. Our ability to sell our products and conduct our operations internationally is subject to a number of risks. Local economic, political and labor conditions in each country could adversely affect demand for our products and services or disrupt our operations in these markets. We may also experience reduced intellectual property protection or longer and more challenging collection cycles as a result of different customary business practices in certain countries where we do business which could have a material adverse effect on our business operations and financial results. Currency fluctuations could also materially and adversely affect our business in a number of ways. Although we take steps to reduce or eliminate certain foreign currency exposures that can be identified or quantified, we may incur currency translation losses as a result of our international operations. Further, in the event that currency fluctuations cause our products to become more expensive in overseas markets in local currencies, there could be a reduction in demand for our products or we could lower our pricing in some or all of these markets resulting in reduced revenue and margins. Alternatively, a weakening dollar could result in greater costs to us for our overseas operations. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business in these jurisdictions. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs. In addition, we could be subject to regulations, fines and penalties for violations of import and export regulations. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices which violate such United States laws may be customary, will not take actions in violations of our policies. These violations could result in penalties, including prohibiting us from exporting our products to one or more countries, and could materially and adversely affect our business.

Moreover, local laws and customs in many countries differ significantly from those in the U.S. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the United States. In many foreign countries, particularly in those with developing economies, it is common for local businesses to engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as our resellers and those companies to which we outsource certain of our business operations, including those based in or from countries where practices which violate such United States laws may be customary, will not take actions in violations of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.

Failure to successfully implement our global resourcing activities could adversely affect our results of operations.

We continuously seek to make our cost structure more efficient and focus on our core strengths. We continue to develop and implement our global resourcing strategy and operating model which includes activities that are focused on increasing workforce flexibility and scalability, and improving overall competitiveness by leveraging external talent and skills worldwide. To the extent we rely on partners or third party service providers for the provision of key business process functions, we may incur increased business continuity risks. We may no longer be able to exercise control over some aspects of the future development, support or maintenance of outsourced operations and processes, including the internal controls associated with those outsourced business operations and processes, which could adversely affect our business. If we are unable to effectively develop and implement our resourcing strategy due to, among other things, data protection, contract and regulatory compliance issues, we may not realize cost structure efficiencies and our operating and financial results could be materially and adversely affected. In addition, if we are unable to effectively utilize or integrate and interoperate with external resources or if our partners or third party service providers experience business difficulties or are unable to provide business process services as anticipated, we may need to seek alternative service providers or resume providing these business processes internally, which could be costly and time consuming and have a material adverse material effect on our operating and financial results.

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

Linearity. Our quarterly sales have historically reflected a pattern in which a disproportionate percentage of such quarter’s total revenues occur in the last month of the quarter. This pattern can make prediction of revenues, earnings and working capital for each financial period difficult and uncertain and increase the risk of unanticipated variations in quarterly results and financial condition.

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

Goodwill and Other Intangible Assets. We perform an analysis on our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. Goodwill is deemed to be impaired if the net book value of the reporting unit exceeds the estimated fair value. The impairment of a long-lived intangible asset is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset are less than the carrying value of the intangible asset we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value. We recognized an impairment charge of $49 million related to our goodwill during the fourth quarter of fiscal 2004 and an impairment charge of $2.1 billion related to our goodwill and other intangible assets during the second quarter of fiscal 2003. As of September 25, 2005, we had a goodwill balance of $2,466 million. Going forward we will continue to review our goodwill and other intangible assets for possible impairment. Any additional impairment charges could adversely affect our future earnings.

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

From time to time we have been notified that we may be infringing certain patents or other intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. Several pending claims are in various stages of evaluation. From time to time, we consider the desirability of entering into licensing agreements in certain of these claims. No assurance can be given that licenses can be obtained on acceptable terms or that litigation will not occur. In the event there is a temporary or permanent injunction entered prohibiting us from marketing or selling certain of our products, or a successful claim of infringement against us requiring us to pay royalties to a third party, and we fail to license such technology on acceptable terms and conditions or to develop or license a substitute technology, our business, results of operations or financial condition could be materially adversely affected. See Part II, Item 1, “Legal Proceedings” for further discussion.

We face costs and risks associated with remediating a material weakness in our internal control over financial reporting and compliance with Section 404 of the Sarbanes-Oxley Act.

In our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, we identified a material weakness in our internal control over financial reporting that resulted from deficiencies in the design and operation of our controls related to the review of accounting for income tax reserves. Because of this material weakness, our management determined as of June 30, 2005, that we did not maintain effective internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Further, we have not yet fully remediated this material weakness and, therefore, our Chief Executive Officer and our Chief Financial Officer have concluded in connection with this Quarterly Report on Form 10-Q that our disclosure controls and procedures were not effective as of September 25, 2005.

In response to this material weakness in our internal control over financial reporting, we are implementing additional controls and procedures and are incurring additional related expenses. We cannot be certain that the measures we have taken and are planning to take will sufficiently and satisfactorily remediate the identified material weakness in full. Furthermore, we intend to continue improving our internal control over financial reporting and the implementation and testing of these efforts to implement improvements could result in increased cost and could divert management attention away from operating our business. In addition, we acquired three publicly-traded companies in the first quarter of fiscal 2006. There can be no assurance that we will be able to properly integrate the internal control processes of these acquired companies into our internal controls over financial reporting.

If we are unable to remediate the identified material weakness discussed above, or if additional material weaknesses are identified in our internal control over financial reporting, whether as a result of acquisitions or otherwise, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures and we could be required to further implement expensive and distracting remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

Our acquisition and alliance activities could disrupt our ongoing business and diminish the anticipated value of these acquisitions and alliances. In addition, the full operational integration of certain non-US subsidiaries of SeeBeyond and StorageTek into Sun has been delayed due to compliance with local laws in certain jurisdictions, primarily in Europe. As a result, Sun may incur additional expenses or miss revenue opportunities until the operations are integrated.

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

In August 2005, we acquired StorageTek and SeeBeyond, both U.S. publicly traded companies. In addition to the risks we generally face in connection with acquisitions, there are several unique risks we face in connection with the StorageTek and SeeBeyond acquisitions. Our due diligence investigations of these two companies have been limited, and there may be liabilities, accounting issues or internal control issues of which we were not aware. We have little experience integrating and managing significant acquisitions of public companies with substantial employee bases. Integration issues are complex, time-consuming and expensive and without proper planning and implementation, they could significantly disrupt our business. In addition, although the acquisitions of StorageTek and SeeBeyond were completed in August 2005, local laws in certain jurisdictions, primarily in Europe, require that, in those jurisdictions, we operate the Sun subsidiaries separately from the StorageTek and SeeBeyond subsidiaries until certain legal requirements are satisfied. The simultaneous integration of both StorageTek and SeeBeyond, as well as our acquisition of Tarantella, could divert management’s attention from managing our existing on-going business. Additionally, we could fail to coordinate and integrate the substantial international operations, relationships and facilities, of these companies which may be subject to additional constraints imposed by local laws and regulations. Moreover, we may have higher than anticipated costs in continuing support and development of the products from these acquisitions. Our failure to effectively consolidate our facilities, IT operations and other administrative operations with those of these companies could affect anticipated synergies. In addition, coordinating our sales and marketing efforts to effectively and efficiently sell the products of our combined company may prove unsuccessful. Our failure to properly motivate the sales forces of these companies could cause retention issues that could materially affect the success of the acquisitions. Finally, our failure to persuade employees that our business cultures are compatible, or our inability to maintain good employee morale and retain key employees, could materially affect our business operations. If we fail to successfully address these integration challenges in a timely manner, or at all, we may not realize the anticipated benefits or synergies of the transactions to the extent, or in the time frame, anticipated. Even if these acquisitions are successfully integrated, we may not receive the expected benefits of the transactions, which are based on forecasts which are subject to numerous assumptions which may prove to be inaccurate. Any one of these integration challenges or any combination thereof could materially affect our results of operations.

We may be materially affected by a decrease in demand for our tape products or by an inability to maintain key competitive advantages in tape

As a result of the acquisition of StorageTek, a significant portion of Network Storage products revenue will be generated by sales of our tape products If overall demand for tape storage products declines, or if we lose significant market share in tape, our financial condition and results of operations could be materially affected.

One of the key competitive advantages that our tape products have over competing disk products is that tape products store data at a fraction of the price of disk storage. The price of disk storage continues to decrease rapidly due to competition and decreasing manufacturing costs associated with new disk drive technologies such as ATA disk. We must continue to develop and introduce new tape products that reduce the cost of tape storage at a rate that is similar to or greater than the decline in disk storage costs in order to maintain this competitive advantage. For a discussion of risk associated with new products, see “The products we make are very complex. If we are unable to rapidly and successfully develop and introduce new products and manage our inventory, we will not be able to satisfy customer demand,” above. We cannot provide any assurance that we will be able to reduce the price of our tape products at a rate similar to the decline in disk storage costs.

Our credit rating is subject to downgrade.

Three credit rating agencies follow Sun. Fitch Ratings has rated us BBB-, which is an investment grade rating. Moody’s Investor Services has assigned us a non-investment grade rating of Ba1. Standard & Poor’s has assigned us a long-term non-investment grade rating of BB+ and a short-term investment-grade rating of A-3. All three credit rating agencies have placed us on stable outlook. These ratings reflect those credit agencies’ expectations that the intense competitive environment facing Sun in its core markets will continue to challenge Sun’s revenue and profitability, at least over the near term. If we were to be downgraded by these ratings agencies, such downgrades could increase our costs of obtaining, or make it more difficult to obtain or issue, new debt financing. In addition, downgrades could affect our interest rate swap agreements that we use to modify the interest characteristics of any new debt. Any of these events could materially and adversely affect our business and financial condition.

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

Recently issued regulations related to equity compensation could adversely affect our ability to attract, retain and motivate key personnel.

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Sun. The FASB issued changes to U.S. GAAP that requires us to record a charge to earnings for new and unvested employee stock option grants beginning on July 1, 2005. This regulation has made it more expensive to grant stock options to employees and has negatively impact our reported earnings by $50 million for the first quarter of fiscal year 2006. In addition, regulations of the Nasdaq National Market that require shareholder approval for all stock option plans, and regulations implemented by the New York Stock Exchange that prohibit NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may change our equity compensation strategy, which may make it difficult to attract, retain and motivate key employees, which in turn could materially and adversely affect our business.

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

The WEEE Directive makes producers of certain electrical and electronic equipment financially responsible for collection, reuse, recycling, treatment, and disposal of equipment placed on the EU market after August 13, 2005. The WEEE Directive also makes commercial end users of electronic equipment financially responsible for the collection and management of equipment placed on the market before the August 2005 date. In our capacity as a producer of electronic equipment, we must bear the costs of taking back products we sell into the EU and managing the treatment and ultimate disposal of these products. As an end user of electronic equipment in our EU business operations, we must also bear the cost of managing this waste equipment at the end of its useful life. The WEEE Directive also requires labeling products placed on the EU market after the August 2005 date. As a result of these obligations, our product distribution, logistics and waste management costs may increase and may adversely impact our financial condition. Certain member states within the EU have begun to promulgate national enabling legislation under the WEEE Directive, but others have yet to enact such legislation. In the absence of this legislation, it is difficult to determine the amount of expenses necessary to comply with the WEEE Directive. However, in our capacity as an end user, we will account for our historic waste equipment in accordance with the Financial Accounting Standards Board FSP 143-1 pronouncement published on June 8, 2005, which requires such waste be treated as an asset retirement obligation. Our liability as a producer of waste electronic and electrical equipment is not covered by the FASB pronouncement and is assumed to be treated as a a non-current accrued liability starting on August 13, 2005.

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

FORWARD-LOOKING STATEMENTS

This quarterly report, including the foregoing sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements: that Sun’s business is singularly focused on providing network and computing products and services; that, with the recent acquisition of StorageTek, we have broadened our system strategy by offering our customers a complete range of storage products, services and solutions; that we acquired Tarantella to enhance our thin-client product offerings and strengthen our utility computing strategy; that we acquired SeeBeyond to strengthen our software portfolio and create a complete offering for the development, deployment and management of enterprise applications and service oriented architectures; that we acquired StorageTek in order to offer customers a complete range of products, services and solutions for securely managing mission-critical data assets; that we plan to eliminate excess facility capacity in light of revised facility requirements; that we anticipate recording additional charges related to our workforce and facilities reductions over the next several quarters, the timing of which will depend upon the timing of notification of the employees leaving Sun as determined by local employment laws and as we exit facilities; that we anticipate incurring additional charges associated with productivity improvement initiatives and expense reduction measures; that we are currently reviewing the impact of our acquisition of StorageTek to our operating segment disclosure and anticipate that it may result in a change in our operating segments; that we intend to present a vigorous defense in the Gobelli patent infringement case; that there is a continuing market shift in overall computer system demand away from our data center servers towards the usage of entry level servers; that there is a continued change in the mix towards maintenance contracts sold or renewed with lower service levels and a shift in product sales mix to a greater proportion of low-end products, which are typically sold with reduced levels of service; that as a result of our acquisition of StorageTek, we are conducting an evaluation of the key performance indicators used to mange our business and anticipate change; that in the second quarter of fiscal 2006, we expect our products gross margin to be negatively impacted by increased amortization expense associated with acquisition-related intangible assets as well as a full quarter of expense related to the operations of StorageTek; that we believe that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems, software, and microprocessor development, as well as continue to enhance existing products; that in the second quarter of fiscal 2006, we expect our SG&A expenses to be negatively impacted by increased amortization expense associated with acquisition-related intangible assets as well as a full quarter of expense related to the operations of StorageTek and SeeBeyond; that we are continuing to focus our efforts on achieving additional operating efficiencies by reviewing and improving upon our existing business processes and cost structure; that the volatility of our portfolio of marketable debt securities will increase as its duration increases; that inventory management will continue to be an area of focus as we balance the meet to maintain sufficient inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements; that we believe that the liquidity provided by existing cash, cash equivalents, marketable debt securities and cash generated from operations will provide sufficient capital to meet our requirements for at least the next 12 months; that we believe our level of financial resources is a significant competitive factor in our industry and we may choose at any time to raise additional capital to strengthen our financial position, facilitate growth and provide us with additional flexibility to take advance of business opportunities that arise; and that our current plan anticipates that we will remediate our material weakness in our internal controls over financial reporting prior to the end of fiscal year 2006.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth above and those contained in “RISK FACTORS,” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, increased competition, increased pricing pressures, failure to maintain sufficient revenues and gross margin to offset our higher research and development costs, the complexity of our products and the importance of rapidly and successfully developing and introducing new products, failure associated with the Fujitsu strategic alliance, risks associated with releasing our Solaris operating system to the open source development community as open source software, reliance on single source suppliers, lack of acceptance of new products and services, unexpected changes in the demand for our products and services, delays in product introductions and projects, lack of success implementing new selling models, failure to further reduce costs or improve operating efficiencies, adverse business conditions, quality issues associated with our hardware or software products, our dependence on currency fluctuations, fluctuation in our quarterly revenues, cash flows and operating results, our dependence on significant customers and specific industries, our dependence upon our channel partners for a significant portion of our revenue, our failure to comply with export control laws, costs and risks associated with remediating a material weakness in our internal controls over financial reporting and compliance with Section 404 of the Sarbanes-Oxley Act, our acquisitions and alliance activities could disrupt our ongoing business, our reliance on tape storage products and our ability to retain our price advantage over disk storage products, our dependence upon key employees, a change in our use of long-term equity incentives as a fundamental component of employee compensation as a result of regulatory changes might cause us to use such incentives less, making it difficult for us to attract, retain and motivate key personnel, that the uncertain economic conditions could affect our ability to sublease properties in our portfolio, and the risks and costs of complying with environmental laws and regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at September 25, 2005. Actual results may differ materially.

Interest Rate Sensitivity

Our investment portfolio consists primarily of fixed income instruments with an average duration of 0.85 years as of September 25, 2005 as compared with 0.66 years as of September 26, 2004. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three-month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, for example, a hypothetical 150 BPS increase in interest rates would result in an approximate $44 million decrease in the fair value of our investments in debt securities as of September 25, 2005.

We have also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest payable on the Senior Notes effectively becomes variable and thus matches the variable interest rate received from our cash and marketable debt securities. Accordingly, interest rate fluctuations impact the fair value of our Senior Notes outstanding, which will be offset by corresponding changes in the fair value of the swap agreements. However, by entering into these swap agreements, we have a cash flow exposure related to the risk that interest rates may increase. For example, at September 25, 2005, a hypothetical 150 BPS increase in interest rates would result in an approximate $16 million decrease in cash related to interest expense over a year.

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

Based on our foreign currency exchange instruments outstanding at September 25, 2005, we estimate a maximum potential one-day loss in fair value of approximately $1 million, as compared with $2 million as of June 30, 2005, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables, and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Equity Security Price Risk

We are exposed to price fluctuations on the marketable portion of equity securities included in our portfolio of equity investments. These investments are generally in companies in the high-technology industry sector, many of which are small capitalization stocks. We typically do not attempt to reduce or eliminate the market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $5 million decrease in the fair value of our available-for-sale equity investments as of September 25, 2005, as compared with $8 million as of September 26, 2004. At September 25, 2005, two equity securities represented substantially of the $26 million total fair value of the marketable equity securities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.

During the first quarter of 2006, we took steps toward remediating the identified material weakness related to the review of accounting for income tax reserves discussed in detail in our 2005 Form 10-K for the year ended June 30, 2005. However, as of September 25, 2005 we had not yet completed the remediation of this material weakness. Therefore, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective. Our current plan anticipates the remediation of this material weakness prior to the end of our fiscal year.

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

ITEM 6. EXHIBITS

See Index to Exhibits on Pages 49 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN MICROSYSTEMS, INC.

BY	/s/ Stephen T. McGowan
Stephen T. McGowan
Chief Financial Officer and Executive Vice President, Corporate Resources (Principal Financial Officer)

/s/ Robyn M. Denholm
Robyn M. Denholm
Senior Vice President, Finance (Principal Accounting Officer)

Dated: November 3, 2005

INDEX TO EXHIBITS

Exhibit Number		Description
3.4		Bylaws of the Registrant, as amended September 22, 2005.

10.1	*	Representative form of restricted stock grant agreement under the 1990 Plan.

10.2	*	Chief Executive Officer Bonus Terms for FY06 under the Section 162(m) Executive Officer Performance-Based Bonus Plan.

10.3	*	Chief Operating Officer Bonus Terms for FY06 under the Section 162(m) Executive Officer Performance-Based Bonus Plan.

10.4	*	SMX Staff Executive Officer Bonus Terms for FY06 under the Section 162(m) Executive Officer Performance-Based Bonus Plan.

10.5	*	EMG Staff Executive Officer Bonus Terms for FY06 under the Section 162(m) Executive Officer Performance-Based Bonus Plan.

10.6	*	FY06 Quarterly SMI Bonus Plan

10.7	*	FY06 Base Salaries and Target Annual Incentive Awards for Named Executive Officers

10.8	*	FY05 Discretionary Bonus Payments for Named Executive Officers

15.1		Letter re Unaudited Interim Financial Information

31.1		Rule 13a-14(a) Certification of Chief Executive Officer

31.2		Rule 13a-14(a) Certification of Chief Financial Officer

32.1		Section 1350 Certificate of Chief Executive Officer

32.2		Section 1350 Certificate of Chief Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.