Form 10-Q
period 2005-12-25
SUN MICROSYSTEMS, INC.
filed 2006-02-03
CIK 709519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 25, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒        NO    ☐

Indicate by check mark whether the registrant is an large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act) (Check one);

Large accelerated filer    ☒                    Accelerated filer    ☐                    Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES    ☐        No    ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2006
Common Stock — $0.00067 par value	3,460,992,501

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	December 25, 2005	December 26, 2004	December 25, 2005	December 26, 2004
Net revenues:
Products	$2,108	$1,840	$3,812	$3,516
Services	1,229	1,001	2,251	1,953

Total net revenues	3,337	2,841	6,063	5,469
Cost of sales:
Cost of sales-products (including stock-based compensation expense of $3 and $5)(1)	1,223	1,065	2,189	2,069
Cost of sales-services (including stock-based compensation expense of $7 and $14)(1)	693	578	1,251	1,129

Total cost of sales	1,916	1,643	3,440	3,198

Gross margin	1,421	1,198	2,623	2,271
Operating expenses:
Research and development (including stock-based compensation expense of $18 and $35)(1)	541	447	980	863
Selling, general and administrative (including stock-based compensation expense of $27 and $51)(1)	1,056	726	1,884	1,396
Restructuring charges	10	24	22	132
Purchased in-process research and development	—	—	60	—

Total operating expenses	1,607	1,197	2,946	2,391

Operating income (loss)	(186)	1	(323)	(120)
Gain on equity investments, net	14	9	27	5
Interest and other income, net	25	33	69	64

Income (loss) before income taxes	(147)	43	(227)	(51)
Provision for income taxes	76	39	119	78

Net income (loss)	$(223)	$4	$(346)	$(129)

Net income (loss) per common share-basic	$(0.07)	$—	$(0.10)	$(0.04)

Net income (loss) per common share-diluted	$(0.07)	$—	$(0.10)	$(0.04)

Shares used in the calculation of net income (loss) per common share — basic	3,424	3,360	3,415	3,349

Shares used in the calculation of net income (loss) per common share — diluted	3,424	3,400	3,415	3,349

(1)	For the three and six months ended December 25, 2005, respectively.

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	December 25, 2005	June 30, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,193	$2,051
Short-term marketable debt securities	1,256	1,345
Accounts receivable, net	2,289	2,231
Inventories	550	431
Deferred and prepaid tax assets	275	255
Prepaid expenses and other current assets	658	878

Total current assets	6,221	7,191
Property, plant and equipment, net	1,914	1,769
Long-term marketable debt securities	1,827	4,128
Goodwill	2,472	441
Other acquisition-related intangible assets, net	1,181	113
Other non-current assets, net	693	548

	$14,308	$14,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$508	$—
Accounts payable	1,214	1,167
Accrued payroll-related liabilities	673	713
Accrued liabilities and other	990	1,014
Deferred revenues	1,541	1,648
Warranty reserve	242	224

Total current liabilities	5,168	4,766
Long-term debt	593	1,123
Long-term deferred revenues	469	544
Other non-current obligations	1,585	1,083
Total stockholders’ equity	6,493	6,674

	$14,308	$14,190

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Six Months Ended
	December 25, 2005	December 26 2004
Cash flows from operating activities:
Net loss	$(346)	$(129)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	301	331
Amortization of other acquisition-related intangible assets	153	37
Stock-based compensation expense	105	10
Purchased in-process research and development	60	—
Gain on equity investments, net	(27)	(5)
Deferred taxes	4	(3)
Changes in operating assets and liabilities:
Accounts receivable, net	236	510
Inventories	66	37
Prepaid and other assets	232	(79)
Accounts payable	(88)	(88)
Other liabilities	(663)	(445)

Net cash provided by operating activities	33	176

Cash flows from investing activities:
Increase in restricted cash	(54)	—
Purchases of marketable debt securities	(1,227)	(2,943)
Proceeds from sales of marketable debt securities	3,440	2,287
Proceeds from maturities of marketable debt securities	163	508
Proceeds from sales of equity investments, net	14	13
Acquisition of property, plant and equipment, net	(130)	(141)
Acquisition of spare parts and other assets	(40)	(42)
Payments for acquisitions, net of cash acquired	(3,150)	—

Net cash used in investing activities	(984)	(318)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	93	114
Principal payments on borrowings	—	(250)

Net cash provided by (used in) financing activities	93	(136)

Net decrease in cash and cash equivalents	(858)	(278)
Cash and cash equivalents, beginning of period	2,051	2,141

Cash and cash equivalents, end of period	$1,193	$1,863

Supplemental disclosures of cash flow information:
Interest paid (net of interest received from swap agreements of $20 and $36, respectively)	$20	$13
Income taxes paid (net of refunds of $154 and $11, respectively)	$(33)	$100
Supplemental schedule of noncash investing activities:
Stock and options issued in connection with acquisitions	$89	$—
Net issuance of nonvested stock awards (restricted stock)	$69	$—

See accompanying notes.

SUN MICROSYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Description of Business

Sun Microsystems, Inc.’s (Sun) business is singularly focused on providing network computing products and services. Network computing has been at the core of our offerings for the 23 years of our existence and is based on the premise that the power of a single computer can be increased dramatically when interconnected with other computer systems for the purposes of communication and sharing of computing power. Together with our partners, we provide network computing infrastructure solutions that comprise Computer systems (hardware and software), Data Management (formerly known as Network Storage) (hardware and software), Support Services and Client solutions and Educational services. Our customers use our products and services to build mission-critical network computing environments to operate essential elements of their businesses. Our network computing infrastructure solutions are used in a wide range of technical, scientific, business and engineering applications in industries such as telecommunications, government, financial services, manufacturing, education, retail, life sciences, media and entertainment, transportation, energy/utilities and healthcare.

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

Basis of Presentation

The accompanying condensed consolidated financial statements (Interim Financial Statements) include the accounts of Sun and its subsidiaries. Intercompany accounts and transactions have been eliminated. We completed our acquisitions of StorageTek and SeeBeyond Technology Corporation (SeeBeyond) as of August 31, 2005 and August 25, 2005, respectively. As a result, our condensed consolidated financial statements for the six months ended December 25, 2005 included the results for StorageTek and SeeBeyond from the date of each acquisition.

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

If we had earned a profit during the three and six months ended December 25, 2005, we would have added 20 million and 13 million, respectively, common equivalent shares to our basic weighted-average shares outstanding to compute the diluted weighted-average shares outstanding. During the three months ended December 26, 2004, as a result of our profit, 40 million common equivalent shares were included in the quarter in the computation of diluted net income per share. If we had earned a profit during the six months ended December 26, 2004, we would have added 29 million common equivalent shares to our basic weighted-average shares outstanding to compute the diluted weighted-average shares outstanding.

Recent Pronouncements

In October 2004, The American Jobs Creation Act of 2004 (the Jobs Act) was signed into law. The Jobs Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. On December 21, 2004, the Financial Accounting Standards Board (FASB) issued their staff position, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). FSP 109-2 allows companies additional time to evaluate the impact of the law and to record the tax effect of repatriation over several interim periods as they complete their assessment of repatriating all or a portion of these unremitted earnings. As of June 30, 2005, Sun’s cumulative net unremitted earnings did not exceed $1,095 million. In the first quarter of fiscal 2006, we acquired an additional $120 million of unremitted earnings as a result of our acquisition of StorageTek. Should we decide to repatriate these earnings, we would be required to accrue for the additional taxes to repatriate these funds.

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

The adoption of the following recent accounting pronouncements in the first half of fiscal 2006 did not have a material impact on our results of operations and financial condition:

•	SFAS 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4”;

•	SFAS 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29”; and

•	Emerging Issues Task Force (EITF) Issue 05-06, “Determining the Amortization Period for Leasehold Improvements.”

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces Accounting Principles Board (APB) Opinions 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Sun in the first quarter of fiscal 2007.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted by Sun in the third quarter of fiscal 2006. We are currently evaluating the effect that the adoption of FSP 115-1 will have on our consolidated results of operations and financial condition.

3.    Business Combinations

During the six months ended December 25, 2005, we acquired Tarantella, Inc. (Tarantella), SeeBeyond and StorageTek as described below. Each acquisition has been accounted for as a purchase business combination. Certain aspects of the purchase price allocations for SeeBeyond and StorageTek are preliminary and have been made using initial estimates of value. Adjustments due to the finalization of these estimates will be included in the allocation of the purchase price if the adjustment is determined within the purchase price allocation period. The operating results of each business purchased are included in Sun’s consolidated statement of operations from the date of each acquisition. Pro forma results of operations have not been presented for Tarantella and SeeBeyond because the effect of these acquisitions was not material to Sun on either an individual or on an aggregated basis.

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

SeeBeyond

On August 25, 2005, we acquired all of the outstanding shares of SeeBeyond, a publicly held company based in Monrovia, California (NASDAQ: SBYN). Under the terms of the agreement, SeeBeyond stockholders received $4.25 per share in cash for each SeeBeyond share and certain SeeBeyond stock option holders received cash equal to the difference between $4.25 per share and the exercise price of such stock options. In addition, certain other outstanding options to purchase SeeBeyond common stock were converted into options to purchase shares of our stock. SeeBeyond provides business integration software via its Integrated Composite Application Network (ICAN) suite, which enables the real-time flow of information within the enterprise and among customers, suppliers, and partners. This acquisition strengthened our software portfolio and created a complete offering for the development, deployment and management of enterprise applications and Service Oriented Architectures.

We purchased SeeBeyond for approximately $362 million in cash, $9 million in assumed options, and approximately $5 million in transaction costs. The total purchase price of $376 million was allocated on a preliminary basis as follows (in millions):

Goodwill	$254
Other intangible assets:
Customer base and other	53
Developed technology	34
Tangible assets acquired and net liabilities assumed	24
In-process research and development	11

Total	$376

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

Goodwill	$1,758
Other intangible assets	1,122
Tangible assets acquired and liabilities assumed:
Cash and marketable debt securities	1,204
Other current assets	505
Non-current assets	334
Accounts payable and accrued liabilities	(543)
Other liabilities	(347)
In-process research and development	49

Total purchase price	$4,082

Other intangible assets

We have estimated the fair value of other intangible assets through the use of an independent third-party valuation firm that used the income approach to value these identifiable intangible assets which are subject to amortization. These estimates are based on a preliminary valuation and are subject to change upon management’s review of the final valuation. The following table sets forth the components of these other intangible assets at December 25, 2005 (dollars in millions):

	Preliminary Fair Value	Accumulated Amortization	Net Book Value as of December 25, 2005	Weighted Average Useful Life (in years)
Customer base	$540	$(69)	$471	4
Developed technology	516	(43)	473	4
Trademarks	55	(1)	54	16
Other	11	(1)	10	3

Total intangible assets	$1,122	$(114)	$1,008

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

Tangible assets acquired and net liabilities assumed

We have estimated the fair value of certain tangible assets acquired and liabilities assumed. Some of these estimates are subject to change, particularly those estimates relating to deferred taxes and acquisition-related restructuring costs. We currently have provided a full valuation allowance on the acquired deferred tax assets. Adjustments to these acquired deferred taxes may be required upon the merger of the acquired foreign legal entities into a combined legal entity structure. Our acquisition-related restructuring liabilities were estimated based on an integration plan which focuses principally on the elimination of duplicative activities and facilities as discussed in Note 6.

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

Pro forma results

The unaudited financial information in the table below summarizes the combined results of operations of Sun and StorageTek, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. Sun’s results of operations for the three and six months ended December 25, 2005 included the results of StorageTek since August 31, 2005, the date of acquisition. The unaudited pro forma financial information for the six months ended December 25, 2005 combines Sun’s results for these periods with the results for StorageTek for the period from July 2, 2005 to August 30, 2005. The unaudited pro forma financial information for the three and six months ended December 26, 2004 combines Sun’s results for this period with StorageTek’s results for the three and six months ended December 31, 2004. The pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented (in millions, except for per share amounts):

	Three Months Ended		Six Months Ended
	December 25, 2005	December 26, 2004	December 25, 2005	December 26, 2004
Revenues	$3,346	$3,475	$6,260	$6,595
Net loss	$(155)	$(6)	$(410)	$(238)
Net loss per share — basic and diluted	$(0.05)	$—	$(0.12)	$(0.07)

4.    Goodwill and Other Acquisition-related Intangible Assets

Information regarding our goodwill is as follows (in millions):

Balance as of June 30, 2005	$441
Goodwill acquired during the period	2,031

Balance as of December 25, 2005	$2,472

We are currently assessing the allocation of goodwill acquired through our acquisitions of StorageTek and SeeBeyond to our operating segments and expect to complete our assessment by the end of the fiscal year.

Information regarding our other acquisition-related intangible assets is as follows (in millions):

	Gross Carrying Amount			Accumulated Amortization			Net
	June 30, 2005	Additions	December 25, 2005	June 30, 2005	Additions	December 25, 2005	December 25, 2005
Developed technology	$437	$559	$996	$(339)	$(72)	$(411)	$585
Customer base	55	593	648	(48)	(77)	(125)	523
Trademark	6	57	63	(6)	(1)	(7)	56
Acquired workforce and other	82	12	94	(74)	(3)	(77)	17

	$580	$1,221	$1,801	$(467)	$(153)	$(620)	$1,181

Amortization expense of other acquisition-related intangible assets was $107 million and $153 million for the three and six months ended December 25, 2005, respectively, and $19 million and $37 million for the three and six months ended December 26, 2004, respectively. Our acquisition-related intangible assets are primarily amortized over periods ranging from one to five years on a straight-line basis.

Estimated amortization expense for other acquisition-related intangible assets on our December 25, 2005 balance sheet for the fiscal years ending June 30, is as follows (in millions):

Remainder of 2006	$177
2007	334
2008	316
2009	263
2010	53
Thereafter	38

$1,181

5.    Balance Sheet Details

Inventories

Inventories consisted of the following (in millions):

	December 25, 2005	June 30, 2005
Raw materials	$95	$48
Work in process	134	121
Finished goods	321	262

	$550	$431

Deferred Revenues

The following table sets forth an analysis of our deferred revenue activity (in millions):

	Deferred services revenues	Other deferred revenues	Total
Balance at June 30, 2005	$1,652	$540	$2,192
Deferred revenue acquired through acquisitions	117	12	129
Revenue deferred	1,860	591	2,451
Revenue recognized	(2,121)	(641)	(2,762)

Balance at December 25, 2005	1,508	502	2,010
Less short-term portion	(1,091)	(450)	(1,541)

Total long-term deferred revenues	$417	$52	$469

Warranty Reserve

We accrue for our product warranty costs at the time of shipment. These product warranty costs are estimated based upon our historical experience and specific identification of product requirements, which may fluctuate based on product mix.

The following table sets forth an analysis of the warranty reserve activity (in millions):

Balance at June 30, 2005	$224
Warranty reserve acquired through acquisitions	35
Charged to costs and expenses	162
Utilized	(179)

Balance at December 25, 2005	$242

6.    Restructuring Charges

In accordance with SFAS 112 “Employers’ Accounting for Post Employment Benefits” (SFAS 112) and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), we recognized a total of $10 million and $22 million in restructuring charges in the three and six months ended December 25, 2005, respectively, and $24 million and $132 million for the three and six months ended December 26, 2004, respectively.

We estimated the cost of exiting and terminating our facility leases or acquired leases by referring to the contractual terms of the agreements and by evaluating the current real estate market conditions. In addition, we have estimated sublease income by evaluating the current real estate market conditions or, where applicable, by referring to amounts being negotiated. As of December 25, 2005, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $64 million. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon the commercial real estate market conditions in certain geographies at the time we perform our evaluations or negotiate the lease termination and sublease arrangements with third parties. The amounts we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change.

Restructuring Plan V

In June 2005, we implemented a workforce reduction and in July 2005, we committed to a facility exit plan (Restructuring Plan V). In a continuing effort to improve our cost structure and improve operating efficiencies, we plan to reduce our workforce by approximately 1,000 employees across all employee levels, business functions, operating units, and geographic regions. In addition, we plan to eliminate excess facility capacity in light of revised facility requirements. In the three and six months ended December 25, 2005, we recognized a total of $10 million and $22 million, respectively, in charges associated with Restructuring Plan V, consisting solely of workforce reduction charges.

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

As of December 25, 2005, all employees to be terminated as a result of Restructuring Plan IV had been notified. While most of the severance and related fringe benefits have been paid, in accordance with local employment laws, we expect to pay the remaining restructuring accrual related to severance over the next few quarters.

Restructuring Activity Prior to Restructuring Plan IV

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

The following table sets forth an analysis of our restructuring accrual activity for the six months ended December 25, 2005 (in millions):

	Restructuring Plan V	Restructuring Plan IV		Restructuring Plan III	Restructuring Plan II	Facility Exit Plan I	Total
	Severance and Benefits	Severance and Benefits	Facilities Related and Other	Facilities Related	Facilities Related	Facilities Related
Balance as of June 30, 2005	$44	$37	$157	$77	$129	$26	$470
Severance and benefits	17	4	—	—	—	—	21
Accrued lease costs	—	—	5	—	—	—	5
Provision adjustments	5	1	(4)	(4)	1	(3)	(4)

Total restructuring charges	22	5	1	(4)	1	(3)	22
Cash paid	(49)	(20)	(25)	(9)	(11)	(8)	(122)

Balance as of December 25, 2005	$17	$22	$133	$64	$119	$15	$370

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. Our accrual as of December 25, 2005 for facility-related leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2023. As of December 25, 2005, $115 million of the total $370 million accrual for workforce reductions and facility-related leases was classified as current accrued liabilities and other and the remaining $255 million was classified as other non-current obligations.

Acquisition-related restructuring costs

As a result of the acquisition of StorageTek, we recorded preliminary acquisition-related restructuring expenses associated with the costs of integrating operating locations and activities of StorageTek with those of Sun. U.S. GAAP requires that these acquisition-related restructuring expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. As a result, we recorded approximately $54 million of restructuring costs in connection with the StorageTek acquisition, which are based upon plans committed to by management. These costs are accounted for under EITF 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire StorageTek. The following table sets forth an analysis of the components of the preliminary acquisition-related restructuring liabilities included in the purchase price allocation for StorageTek and subsequent restructuring accrual activity for the six months ended December 25, 2005 (in millions):

	Severance and Benefits	Facilities Related	Total
Balance as of June 30, 2005	$—	$—	$—
Acquisition-related restructuring liabilities	16	36	52
Provision adjustments	—	2	2
Cash paid	(2)	—	(2)

Balance as of December 25, 2005	$14	$38	$52

As of December 25, 2005, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $11 million.

The acquisition-related restructuring costs are based on our integration plan which focuses principally on the elimination of duplicative activities. The balance of the StorageTek workforce reduction at December 25, 2005 is expected to be utilized during the remainder of fiscal 2006 and fiscal 2007 and is expected to be funded through cash flows from the combined operations. Certain aspects of the integration plan are still being finalized, including the evaluation of acquired facilities and workforce. Any changes resulting from the finalization of the integration plan could result in adjustments to our current estimates. As permitted under U.S. GAAP, these adjustments would be reflected in the allocation of the purchase price if made within twelve months from the date of acquisition.

7.    Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows (in millions):

	Three Months Ended		Six Months Ended
	December 25, 2005	December 26, 2004	December 25, 2005	December 26, 2004
Net income (loss)	$(223)	$4	$(346)	$(129)
Change in unrealized value on investments, net	(15)	1	(32)	9
Change in unrealized fair value of derivative instruments and other, net	(2)	(9)	(3)	(8)
Translation adjustments, net	(69)	108	(88)	86

	$(309)	$104	$(469)	$(42)

The components of accumulated other comprehensive income were as follows (in millions):

	December 25, 2005	June 30, 2005
Unrealized gains (losses) on investments, net	$(21)	$11
Unrealized gains (losses) on derivative instruments and other, net	(1)	2
Cumulative translation adjustments, net	107	195

	$85	$208

8.    Income Taxes

For the second quarter and first half of fiscal 2006, we recorded an income tax provision of $76 million and $119 million, respectively, as compared with $39 million and $78 million for the corresponding periods of fiscal 2005. These tax provisions were recorded for taxes due on income generated in certain state and foreign tax jurisdictions and, in the first quarter of fiscal 2005, also include adjustments for the difference between estimated amounts recorded and actual liabilities resulting from the filing of prior years’ tax returns. Additionally, during the second quarter and first six months of fiscal 2006, our income tax provision included approximately $20 million relating to corrections of previously filed tax returns. This adjustment is immaterial to our results of operations and financial condition for the current period as well as the prior affected periods.

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

9.    Stock-Based Compensation

We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and nonvested stock awards (also known as restricted stock) granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting 20% on each annual anniversary of the grant date over five years and expire eight years from the grant date. Nonvested stock awards are generally time-based and vest 50% in two tranches within a five year period from the grant date. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises, nonvested stock and our ESPP are generally first issued out of treasury stock. As of December 25, 2005, we had approximately 387 million shares of common stock reserved for future issuance under our stock option plans and ESPP.

On July 1, 2005, we adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended December 25, 2005 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to July 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense resulting from stock options, nonvested stock awards, ESPP and options assumed as a result of our acquisitions included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended December 25, 2005	Six Months Ended December 25, 2005
Cost of sales — products	$3	$5
Cost of sales — services	7	14
Research and development	18	35
Selling, general and administrative	27	51

Stock-based compensation expense before income taxes	55	105
Income tax benefit	—	—

Total stock-based compensation expense after income taxes	$55	$105

Net cash proceeds from the exercise of stock options were $38 million and $40 million for the three and six months ended December 25, 2005, respectively, and $38 million and $53 million for the three and six months ended December 26, 2004, respectively. No income tax benefit was realized from stock option exercises during the three and six months ended December 25, 2005 and December 26, 2004. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Prior to the adoption of SFAS 123R, we applied SFAS 123, amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148), which allowed companies to apply the existing accounting rules under APB 25, “Accounting for Stock Issued to Employees,” and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in our net income (loss) for periods prior to the adoption of SFAS 123R. As required by SFAS 148 prior to the adoption of SFAS 123R, we provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

The following table illustrates the effect on net income (loss) after tax and net income (loss) per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three and six months ended December 26, 2004 (in millions, except per share amounts):

	Three Months Ended December 26, 2004	Six Months Ended December 26, 2004
Pro forma net loss:
Net income (loss) after tax	$4	$(129)
Add: stock-based compensation costs included in reported net income (loss) (net of tax effects of none in all periods)	5	10
Deduct: stock-based compensation costs (net of tax effects of none in all periods) under SFAS 123	(171)	(366)

Pro forma net loss after tax	$(162)	$(485)

Pro forma basic and diluted net loss per common share:
Pro forma shares used in the calculation of pro forma net loss per common share — basic and diluted	3,360	3,349
Pro forma net loss per common share — basic and diluted	$(0.05)	$(0.14)
Reported net income (loss) per common share — basic and diluted	$—	$(0.04)

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and six months ended December 25, 2005 and December 26, 2004, respectively:

Options	Three Months Ended		Six Months Ended
	December 25, 2005	December 26, 2004	December 25, 2005	December 26, 2004
Expected life (in years)	4.8	5.8	4.8	6.0
Interest rate	4.42%	3.69%	4.14%	3.62%
Volatility	42.07%	68.04%	42.82%	68.36%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$1.65	$2.90	$1.57	$2.52

Employee Stock Purchase Plan	Three Months Ended		Six Months Ended
	December 25, 2005	December 26, 2004	December 25, 2005	December 26, 2004
Expected life (in years)	0.5	0.5	0.5	0.5
Interest rate	3.77%	1.36%	3.49%	1.25%
Volatility	36.35%	40.72%	39.29%	41.88%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$0.96	$1.05	$0.97	$1.02

Our computation of expected volatility for the three and six months ended December 25, 2005 is based on a combination of historical and market-based implied volatility. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Prior to the adoption of SFAS 123R, our Board of Directors approved the acceleration of vesting of certain unvested and “out-of-money” stock options with exercise prices equal to or greater than $6.00 per share previously awarded to our employees, including our executive officers and our directors, under our equity compensation plans. The acceleration of vesting was effective for stock options outstanding as of May 30, 2005. Options to purchase approximately 45 million shares of common stock or 18% of our outstanding unvested options were subject to the acceleration. The weighted average exercise price of the options that were accelerated was $14.85. The purpose of the acceleration was to enable us to avoid recognizing compensation expense associated with these options in our Consolidated Statements of Operations upon the adoption of SFAS 123R in July 2005. We also believe that because the options that were accelerated had exercise prices in excess of the current market value of our common stock, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention.

Stock option activity for the six months ended December 25, 2005, is as follows (in millions, except per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2005	557	$11.94
Grants and acquisition-related assumed options	88	3.22
Exercises	(15)	2.68
Forfeitures or expirations	(43)	11.66

Outstanding at December 25, 2005	587	$10.89	4.6	$230

Exercisable at December 25, 2005	384	$14.70	3.5	$87

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Sun’s closing stock price on the last trading day of our second quarter of fiscal 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 25, 2005. This amount changes based on the fair market value of Sun’s stock. Total intrinsic value of options exercised is $18 million and $21 million for the three and six months ended December 25, 2005, respectively. Total fair value of options vested is $38 million and $92 million for the three and six months ended December 25, 2005, respectively.

As of December 25, 2005, $380 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.1 years.

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

The following table summarizes our nonvested stock activity for the six months ended December 25, 2005 (in millions, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested stock at June 30, 2005	2	$4.80
Granted	19	3.68
Vested	—	—
Forfeited	—	—

Nonvested stock at December 25, 2005	21	$3.71

As of December 25, 2005, we retained purchase rights to 19 million shares issued pursuant to stock purchase agreements and other stock plans at a weighted-average price of approximately $0.01.

As of December 25, 2005, $51 million of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted-average period of one year.

10.    Operating Segments

We design, manufacture, market and service network computing infrastructure solutions that consist of Computer Systems (hardware and software), Data Management (hardware and software), Support services, Client solutions and Educational services. Our President and Chief Operating Officer has been identified as the Chief Operating Decision Maker (CODM) as defined by SFAS 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131). The CODM continues to manage our company based primarily on broad functional categories of sales, services, manufacturing, product development and engineering and marketing and strategy. The CODM reviews financial information on revenues and gross margins for products and services. The CODM also reviews operating expenses certain of which have been allocated to our two segments described below.

We operate in two segments: Product Group and Services. Our Product Group segment comprises our end-to-end networking architecture of computing products including our Computer Systems and Data Management product lines. In the Services segment, we provide a full range of services to existing and new customers, including Support services, Client solutions and Educational services.

We are currently reviewing the impact of our acquisition of StorageTek to our operating segment disclosure and anticipate that it may result in a change in our operating segments. Currently, the storage segment and services segment of StorageTek have been included in Product Group and Services segments, respectively.

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

Segment information

The following table presents revenues, interdivision revenues and operating income (loss) for our segments. The Other segment consists of certain functional groups that did not meet the requirements for a reportable segment as defined by SFAS 131, such as GSO and WMO and other miscellaneous functions such as Corporate (in millions):

	Product Group	Services	Other	Total
Three Months Ended:
December 25, 2005
Revenues	$2,108	$1,229	$—	$3,337
Interdivision revenues	58	89	(147)	—
Operating income (loss)	380	469	(1,035)	(186)
December 26, 2004
Revenues	$1,840	$1,001	$—	$2,841
Interdivision revenues	163	100	(263)	—
Operating income (loss)	329	388	(716)	1
Six Months Ended:
December 25, 2005
Revenues	$3,812	$2,251	$—	$6,063
Interdivision revenues	116	181	(297)	—
Operating income (loss)	687	866	(1,876)	(323)
December 26, 2004
Revenues	$3,516	$1,953	$—	$5,469
Interdivision revenues	338	204	(542)	—
Operating income (loss)	574	752	(1,446)	(120)

11.    Legal Proceedings

On April 20, 2004, we were served with a complaint in a case in the United States District Court for the Eastern District of Texas entitled Gobeli Research (Gobeli) v. Sun Microsystems, Inc. and Apple Computer, Inc. (Apple). The complaint alleged that Sun products, including our SolarisTM Operating System, infringed on a Gobeli patent related to a system and method for controlling interrupt processing. We settled all outstanding claims against us in this case subsequent to the end of our second fiscal quarter for an amount that is immaterial to our results of operations and financial condition. An accrual for the settlement is reflected in our consolidated financial statements for the fiscal quarter and six months ended December 25, 2005.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders, Sun Microsystems, Inc.

We have reviewed the condensed consolidated balance sheet of Sun Microsystems, Inc. as of December 25, 2005, and the related condensed consolidated statements of operations for the three-month and six-month periods ended December 25, 2005 and December 26, 2004, and the condensed consolidated statements of cash flows for the six-month periods ended December 25, 2005 and December 26, 2004. These financial statements are the responsibility of the Company’s management.

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

January 20, 2006

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

Executive Overview

Sun provides network computing infrastructure solutions that include Computer Systems (hardware and software), Data Management (formerly known as Network Storage) (hardware and software), Support services, and Client solutions and Educational services. Sun’s solutions are based on major Sun technology innovations such as the Java™ technology platform, the Solaris operating system (Solaris OS), Sun Java products, the N1™ Grid architecture and the UltraSPARC® microprocessor technology, as well as other widely deployed technologies such as the Linux operating system and AMD Opteron® microprocessor-based systems. Our network computing infrastructure solutions are used in a wide range of technical/scientific, business and engineering applications in industries such as telecommunications, government, financial services, manufacturing, education, retail, life sciences, media and entertainment, transportation, energy/utilities and healthcare. We sell end-to-end networking architecture platform solutions, including products and services, in most major markets worldwide through a combination of direct and indirect channels.

During the first quarter of fiscal 2006, we leveraged our financial strength to make a strategic acquisition of Storage Technology Corporation (StorageTek). With this acquisition, we broadened our system strategy by offering our customers a complete range of storage products, services and solutions including StorageTek’s Information Lifecycle Management (ILM) products, where we enable businesses to align the cost of storage with the value of information. We completed our acquisition of StorageTek on August 31, 2005. As a result, the results of operations for the six months ended December 25, 2005 included the results for StorageTek from the date of the acquisition. StorageTek has historically experienced a disproportionately high product revenue volume in the last month of each fiscal quarter. Therefore, the results of operations included for the six months ended December 25, 2005 are not indicative of the results for a full six months. StorageTek’s products revenues are included in Data Management products and StorageTek’s services revenues are included in Support services.

During the second quarter of fiscal 2006, we experienced a year over year increase in total net revenues of approximately 17.5%, which included an unfavorable foreign currency impact of approximately 3%. Our Products net revenue of $2,108 million was favorably impacted by $368 million of storage revenue related to the operations of StorageTek, offset by a continuing market shift in overall computer system demand away from our higher priced data center servers towards the usage of entry level servers. Our Services net revenue of $1,229 million was favorably impacted by $228 million of services revenue related to the operations of StorageTek and an increase in our on-site support and managed services revenue. These increases were partially offset by a continued change in the mix towards maintenance contracts sold or renewed with lower services levels and a shift in product sales mix to a greater proportion of low-end products, which are typically sold with reduced levels of services. We also experienced a sequential quarterly increase in total net revenues of approximately 22.4%, which reflects the increase in revenue related to the operations of StorageTek of approximately $382 million and the normal seasonal increase we experience between the first and second quarter, offset by an unfavorable foreign currency impact of approximately 1%. During the second quarter of fiscal 2006, we experienced an increase in our entry-level product demand due to the introduction of certain UltraSPARC IV+ and Opteron-based systems during the quarter.

During the second quarter of fiscal 2006, our year over year gross margin increased by approximately 0.4 percentage points. Our Products gross margin remained relatively flat as manufacturing and component cost reductions were partially offset by the unfavorable impact of discounting and pricing actions and an increase in amortization of our other acquisition-related intangible assets. Our Services gross margin increased by 1.3 percentage points primarily due to the favorable impact of delivery efficiencies, cost reductions and productivity measures. Our sequential quarterly Products gross margin decreased 1.3 percentage points as planned list price reductions and sales discounting actions were partially offset by cost reductions. Sequentially, Services gross margin decreased by 1.8 percentage points primarily due to continued change in the mix towards maintenance contracts sold or renewed with lower services levels and a shift in product sales mix to a greater proportion of low-end products.

During the second quarter of fiscal 2006, as compared with the corresponding period of fiscal 2005, our research and development expenses increased $94 million and our sales, general and administrative expenses increased $330 million. These increases were primarily due to operating expenses related to StorageTek, an increase in amortization of other acquisition-related intangible assets and stock-based compensation expense. Sequentially, our research and development expenses increased $102 million and our sales, general and administrative expenses increased $228 million. These increases were primarily due to a full quarter of StorageTek and SeeBeyond Technology Corporation (SeeBeyond) operations, an increase in amortization of other acquisition-related intangible assets and an increase in salaries due to seasonal factors including the benefits of the July shutdown in the first quarter and additional pay days in the second quarter.

Our results of operations for the second quarter and first half of fiscal 2006 were significantly impacted by the adoption of Statement of Financial Accounting Standards (SFAS) 123R (revised 2004), “Share-Based Payments” (SFAS 123R) in the first quarter of fiscal 2006, which required us to recognize a non-cash expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method of adoption requiring us to include this stock-based compensation charge in our results beginning in the first quarter of 2006 without restating prior periods to include stock-based compensation expense. Of the $55 million in stock-based compensation expense recognized in the second quarter of fiscal 2006, $3 million is included in cost of goods sold-products, $7 million is included in cost of goods sold-services, $18 million is included in research and development expense and $27 million is included in sales, general and administrative expense. Of the $105 million in stock-based compensation expense recognized in the first half of fiscal 2006, $5 million is included in cost of goods sold-products, $14 million is included in cost of goods sold-services, $35 million is included in research and development expense and $51 million is included in sales, general and administrative expense.

During the second quarter and first six months of fiscal 2006, our consolidated results of operations were unfavorably impacted by approximately $20 million of additional income tax expense relating to corrections of previously filed tax returns. This adjustment is immaterial to our results of operations and financial condition for the current period as well as the prior affected periods.

During the first half of fiscal 2006, our operating activities provided cash flows of $33 million. Our focus on cash management remains a top priority and we plan to continue to drive improvement in our cash conversion cycle. At December 25, 2005 we had total cash, cash equivalents and marketable debt securities of approximately $4.3 billion, which decreased from $7.5 billion as of June 30, 2005, primarily due to cash paid for our acquisitions of StorageTek and SeeBeyond during the first quarter of fiscal 2006.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events cannot be forecast with certainty and the best estimates and judgments routinely require adjustment. We are required to make estimates and judgments in many areas, including those related to fair value of derivative financial instruments, recording of various accruals, bad debt and inventory reserves, the useful lives of long-lived assets such as property and equipment, warranty obligations and potential losses from contingencies and litigation. Except as noted below for equity investments in privately-held companies, we believe the policies disclosed are the most critical to our financial statements because their application places the most significant demands on management’s judgment. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors.

We believe there have been no significant changes during the first half of fiscal 2006 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2005 Form 10-K, except as noted below.

In the first quarter of fiscal 2006, we determined that our equity investments in privately held companies accounting policy was no longer critical, as the remaining balance related to investments in privately held companies was no longer material.

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

Stock-Based Compensation Expense

We account for stock-based compensation in accordance with the provisions of SFAS 123R. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life.

RESULTS OF OPERATIONS

Net Revenues

(dollars in millions, except revenue per employee dollars in thousands)

	Three Months Ended		Change	Six Months Ended		Change
	December 25, 2005	December 26, 2004		December 25, 2005	December 26, 2004
Computer Systems products	$1,438	$1,505	(4.5)%	$2,712	$2,859	(5.1)%
Data Management products	670	335	100%	1,100	657	67.4%

Products net revenue	$2,108	$1,840	14.6%	$3,812	$3,516	8.4%
Percentage of total net revenues	63.2%	64.8%	(1.6) pts	62.9%	64.3%	(1.4) pts
Support services	$953	$774	23.1%	$1,788	$1,519	17.7%
Client solutions and Educational services	276	227	21.6%	463	434	6.7%

Services net revenue	$1,229	$1,001	22.8%	$2,251	$1,953	15.3%
Percentage of total net revenues	36.8%	35.2%	1.6 pts	37.1%	35.7%	1.4 pts
Total net revenues	$3,337	$2,841	17.5%	$6,063	$5,469	10.9%
Revenue per employee(1)	$86	$88	(2.3)%	$165	$166	(0.6)%
(1)	Revenue per employee is calculated by dividing the revenue during the period by the average number of employees during the period, including contractors. We use this as a measure of our productivity.

In recent periods, our services business has evolved as we have increased our emphasis on our solutions-based selling model and offerings, such as Managed services, that are not easily measured using prior disclosed metrics. As a result of these changes, we believe the importance of the services contract penetration rate to understanding of the performance of our services business has diminished. Accordingly, beginning in the first quarter of fiscal 2006, we are no longer including our service contract penetration rate as a key performance indicator. In addition, as a result of our acquisition of StorageTek, we are conducting an evaluation of the key performance indicators used to manage our business and anticipate changes.

Due to the generally strengthened U.S. dollar during the second quarter and first half of fiscal 2006, as compared with the corresponding periods of fiscal 2005, our total net revenues were unfavorably impacted by foreign currency exchange rates. The net foreign currency impact to our total net revenues is difficult to precisely measure. However, our best estimate of the foreign exchange rate impact during the second quarter and first half of fiscal 2006, as compared with the corresponding periods of fiscal 2005, approximated 3% and 1%, respectively, of Products net revenue and approximated 3% and 1%, respectively, of Services net revenue.

Products Net Revenue

Products net revenue consists of revenue generated from the sale of Computer Systems and Data Management products.

During the second quarter and first half of fiscal 2006, as compared with the corresponding periods in fiscal 2005, Computer Systems revenue decreased primarily due to reduced sales of our enterprise and data center servers resulting from intense competition and a continuing shift in overall computer system demand towards the usage of our lower-priced entry-level systems. The decrease in Computer Systems revenue was partially offset by increased unit sales of our entry level servers, which included servers running on AMD’s Opteron processors. During the second quarter of fiscal 2006, we experienced an increase in our entry-level product demand due to the introduction of certain UltraSPARC IV+ and Opteron-based systems during the quarter.

During the second quarter and first half of fiscal 2006, as compared with the corresponding periods in fiscal 2005, Data Management Products revenue included $368 million and $495 million, respectively, related to the operations of StorageTek, primarily the sales of their tape and network storage products. Excluding the revenues from StorageTek, Data Management revenue decreased by $33 million and $52 million, respectively, primarily due to intense competition and reduced sales of our entry level storage systems, low-end storage components and our tapes and other storage hardware. These decreases were partially offset by increased unit sales of our data center storage systems in the second quarter and first half of fiscal 2006.

Services Net Revenue

Services net revenue consists of revenue generated from Support services, Client solutions and Educational services.

Support services revenue consists primarily of maintenance contract revenue, which is recognized ratably over the contractual period. During the second quarter and first half of fiscal 2006, Support services net revenue included $193 million and $280 million, respectively, related to the operations of StorageTek. Excluding the impact of this acquisition, Support services revenues decreased by $14 million and $11 million during the second quarter and first half of fiscal 2006, respectively, as compared with the corresponding periods in fiscal 2005. These changes were primarily due to a continued change in the mix towards maintenance contracts sold or renewed with lower service levels and a shift in product sales mix to a greater proportion of low-end products, which are typically sold with reduced levels of services. These decreases were offset by increases in our site support and managed services revenues.

Client solutions and Educational services revenue consist primarily of revenue generated from professional services, such as technical consulting that helps our customers plan, implement, and manage distributed network computing environments. During the second quarter and first half of fiscal 2006, Client solutions and Educational services revenue included $35 million in each period, respectively, related to the operations of StorageTek. Excluding the revenues from StorageTek, Client solutions and Educational services revenue increased by $14 million and decreased by $6 million during the second quarter and first half of fiscal 2006, respectively, as compared with the corresponding periods in fiscal 2005. The increase during the second quarter of fiscal 2006 was primarily due to an increase in employee development and web-learning initiatives adopted by our customers. The decrease during the first half of fiscal 2006, as compared with the first half of fiscal 2005, was primarily due to revenue from solution-based sales to a health care services provider and an educational institution that was recognized in the first quarter of fiscal 2005 which did not recur in the first quarter of fiscal 2006.

Net Revenues by Geographic Area

(dollars in millions)

	Three Months Ended		Change	Six Months Ended		Change
	December 25, 2005	December 26, 2004		December 25, 2005	December 26, 2004
United States (U.S.)	$1,373	$1,130	21.5%	$2,532	$2,235	13.3%
Percentage of total net revenues	41.2%	39.8%	1.4 pts	41.8%	40.9%	0.9 pts
International Americas (Canada and Latin America)	$194	$165	17.6%	$335	$275	21.8%
Percentage of total net revenues	5.8%	5.8%	- pts	5.5%	5.0%	0.5 pts
EMEA (Europe, Middle East and Africa)	$1,239	$1,037	19.5%	$2,209	$2,010	9.9%
Percentage of total net revenues	37.1%	36.5%	0.6 pts	36.4%	36.7%	(0.3) pts
APAC (Asia, Australia and New Zealand)	$531	$509	4.3%	$987	$949	4.0%
Percentage of total net revenues	15.9%	17.9%	(2.0) pts	16.3%	17.4%	(1.1) pts
Total International revenues	$1,964	$1,711	14.8%	$3,531	$3,234	9.2%
Percentage of total net revenues	58.8%	60.2%	(1.4) pts	58.2%	59.1%	(0.9) pts
Total net revenues	$3,337	$2,841	17.5%	$6,063	$5,469	10.9%

United States (U.S.)

During the second quarter and first half of fiscal 2006, as compared with the corresponding periods of fiscal 2005, net revenues in the U.S. included $306 million and $396 million, respectively, related to the operations of StorageTek and $12 million and $17 million, respectively, related to the operations of SeeBeyond. Excluding revenues from StorageTek and SeeBeyond, net revenues in the U.S. decreased $75 million and $116 million, respectively, primarily related to Products net revenue. In the U.S., our sales mix has traditionally included a higher proportion of product sales, which has contributed to the challenge in growing revenue in this geographic market as we continue to experience intense competitive pressures, especially in selling our high-end server products in certain key sectors. In addition, during the second quarter, we experienced strong demand for certain entry level servers that was not fully realized due to supply constraints. In the government sector, we continue to experience intense competition and reduced spending in certain areas which have traditionally been sources of relative competitive strength. In the financial services sector, we experienced weak demand during the second quarter of fiscal 2006 with customers continuing to concentrate on cost reductions and spending controls. Additionally, in the first half of fiscal 2006, merger and acquisition activity in the telecommunication sector was correlated to reduced customer spending patterns in key accounts. Excluding revenues from StorageTek and SeeBeyond, services revenues in the U.S remained relatively flat during the second quarter and first half of fiscal 2006, as compared to the corresponding periods in fiscal 2005.

The following table sets forth net revenues in those geographic markets that contributed significantly to international net revenues during the second quarter and first half of fiscal 2006:

(dollars in millions)

	Three Months Ended		Change	Six Months Ended		Change
	December 25, 2005	December 26, 2004		December 25, 2005	December 26, 2004
United Kingdom (UK)	$282	$222	27.0%	$516	$514	0.4%
Germany	$257	$228	12.7%	$473	$419	12.9%
Central and Northern Europe	$213	$181	17.7%	$369	$333	10.8%
Japan	$193	$190	1.6%	$359	$373	(3.8)%

United Kingdom (UK)

During the second quarter and first half of fiscal 2006, as compared with the corresponding periods of fiscal 2005, net revenues in the UK included $45 million and $64 million, respectively, related to the operations of StorageTek and $9 million and $11 million, respectively, related to the operations of SeeBeyond. Excluding the revenues from StorageTek and SeeBeyond, net revenues in the UK increased by $6 million and decreased by $73 million, respectively. The increase in the second quarter of fiscal 2006 was primarily due to moderate growth in Products and Client Solutions revenue and improvements in the financial services and telecommunications sectors, offset by the unfavorable impact of foreign currency exchange. The decrease in the first half of fiscal 2006 was due to revenue related to two large solution-based sales recognized in the first quarter of fiscal 2005 which did not recur in the first quarter of fiscal 2006.

Germany

During the second quarter and first half of fiscal 2006, as compared with the corresponding periods of fiscal 2005, net revenues in Germany included $34 million and $51 million, respectively, related to the operations of StorageTek. Excluding the revenues from StorageTek, net revenues in Germany during the second quarter and first half of fiscal 2006 was relatively flat. Net revenues in Germany were impacted by the increase in sales of our entry-level products, partially offset by intense competition, continuing weak demand for our data center servers in certain industry sectors and the unfavorable impact of foreign currency exchange.

Central and Northern Europe (CNE)

During the second quarter and first half of fiscal 2006, as compared with the corresponding periods of fiscal 2005, net revenues in CNE included $43 million and $61 million, respectively related to the operations of StorageTek. Excluding the revenues from StorageTek, net revenues in CNE decreased by $11 million and $25 million, respectively, primarily due to the weak demand for our data center servers and a challenging macroeconomic environment.

Japan

During the second quarter and first half of fiscal 2006, as compared with the corresponding periods of fiscal 2005, net revenues in Japan included $27 million and $42 million related to the operations of StorageTek. Excluding the revenues from StorageTek, net revenues in Japan decreased by $24 million and $56 million, respectively, primarily due to a decrease in Products net revenue. The decrease in Products net revenue in Japan was due to our second quarter of fiscal 2006 product transition to UltraSPARC IV+, the unfavorable impact of foreign currency exchange and continued weak demand in the telecommunication sector as a result of intense competition.

Gross Margin

(dollars in millions)

	Three Months Ended		Change	Six Months Ended		Change
	December 25, 2005	December 26, 2004		December 25, 2005	December 26, 2004
Products gross margin	$885	$775	14.2%	$1,623	$1,447	12.2%
Percentage of products net revenue	42.0%	42.1%	(0.1) pts	42.6%	41.2%	1.4pts
Services gross margin	$536	$423	26.7%	$1,000	$824	21.4%
Percentage of services net revenue	43.6%	42.3%	1.3pts	44.4%	42.2%	2.2pts
Total gross margin	$1,421	$1,198	18.6%	$2,623	$2,271	15.5%
Percentage of total net revenues	42.6%	42.2%	0.4pts	43.3%	41.5%	1.8pts

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

During the second quarter of fiscal 2006, as compared with the corresponding period of fiscal 2005, our Products gross margin remained relatively flat. Cost reductions resulting from supply chain restructuring and product cost engineering which collectively benefited gross margin by approximately 8 percentage points, were offset by planned list price reductions and sales discounting actions of approximately 6 percentage points and an increase in amortization of acquisition-related intangible assets of approximately 2 percentage points.

During the first half of fiscal 2006, as compared with the corresponding period of fiscal 2005, our Products gross margin increased 1.4 percentage points due to cost reductions resulting from supply chain restructuring and product cost engineering which collectively benefited gross margin by approximately 3 percentage points and a reduction in channel program and other reserves of approximately 1 percentage point. Offsetting these increases were changes in product mix to a greater proportion of lower-margin products of approximately 2 percentage points and an increase in amortization of acquisition-related intangible assets of approximately 1 percentage point.

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

During the second quarter of fiscal 2006, as compared with the corresponding period of fiscal 2005, our Services gross margin increased by 1.3 percentage points due to cost savings associated with our workforce reductions of approximately 2 percentage points and cost savings associated with delivery efficiencies of approximately 2 percentage points. Offsetting these increases were sales discounting actions of approximately 1 percentage point.

During the first half of fiscal 2006, as compared with the corresponding period of fiscal 2005, our Services gross margin increased by 2.2 percentage points due to savings associated with our workforce reductions of approximately 2 percentage points and cost savings associated with delivery efficiencies of approximately 2 percentage points. Offsetting these increases were sales discounting actions of approximately 1 percentage point and revenue volume inefficiencies of approximately 1 percentage point.

Operating Expenses

(dollars in millions)

	Three Months Ended		Change	Six Months Ended		Change
	December 25, 2005	December 26, 2004		December 25, 2005	December 26, 2004
Research and development	$541	$447	21.0%	$980	$863	13.6%
Percentage of total net revenues	16.2%	15.7%		16.2%	15.8%
Selling, general and administrative	$1,056	$726	45.5%	$1,884	$1,396	35.0%
Percentage of total net revenues	31.6%	25.6%		31.1%	25.5%
Restructuring charges	$10	$24	(58.3)%	$22	$132	(83.3%)
Percentage of total net revenues	0.3%	0.8%		0.4%	2.4%
Purchased in-process research and development	$—	$—	N/M *	$60	$—	N/M *
Percentage of total net revenues	—%	—%		1.0%	—%
Total operating expenses	$1,607	$1,197	34.3%	$2,946	$2,391	23.2%

*	N/M - Not meaningful

Research and Development (R&D) Expenses

R&D expenses increased by $94 million during the second quarter of fiscal 2006, as compared with the corresponding period of fiscal 2005, primarily due to $69 million associated with the operating expenses of StorageTek and SeeBeyond, a $23 million increase in salaries and $18 million of stock-based compensation expense. These increases were partially offset by a $14 million decrease in depreciation and amortization.

R&D expenses increased by $117 million during the first half of fiscal 2006, as compared with the corresponding period of fiscal 2005, primarily due to $86 million associated with the operating expenses of StorageTek and SeeBeyond, $35 million of stock-based compensation expense and a $19 million increase in salaries. These increases were partially offset by a $25 million decrease in depreciation and amortization.

We believe that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems, software, and microprocessor development, as well as continue to enhance existing products.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses increased by $330 million during the second quarter of fiscal 2006, as compared with the corresponding period of fiscal 2005, primarily due to $206 million associated with the operating expenses of StorageTek and SeeBeyond and $58 million in other acquisition-related intangible asset amortization resulting from these acquisitions. The remainder of the increase is due to $27 million of stock-based compensation expense, a $27 million increase in outside services costs and a $10 million increase in compensation costs associated with salaries and bonuses. These increases were partially offset by a $12 million decrease in depreciation and amortization and $28 million in cost savings resulting from workforce reductions.

SG&A expenses increased by $488 million during the first half of fiscal 2006, as compared with the corresponding period of fiscal 2005, primarily due to $275 million associated with the operating expenses of StorageTek and SeeBeyond and $77 million in other acquisition-related intangible asset amortization resulting from these acquisitions. The remainder of the increase is due to a $63 million increase in outside services costs, $51 million of stock-based compensation expense and a $34 million increase in compensation costs associated with salaries and bonuses. These increases were partially offset by a $18 million decrease in depreciation and amortization and $38 million in cost savings resulting from workforce reductions.

We are continuing to focus our efforts on achieving additional operating efficiencies by reviewing and improving upon our existing business processes and cost structure.

Restructuring Charges

In accordance with SFAS 112, “Employers’ Accounting for Post Employment Benefits” (SFAS 112) and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), we recognized a total of $10 million and $22 million in restructuring charges in the three and six months ended December 25, 2005, respectively, and $24 million and $132 million for the three and six months ended December 26, 2004, respectively.

We estimated the cost of exiting and terminating our facility leases or acquired leases by referring to the contractual terms of the agreements and by evaluating the current real estate market conditions. In addition, we have estimated sublease income by evaluating the current real estate market conditions or, where applicable, by referring to amounts being negotiated. As of December 25, 2005, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $64 million. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon the commercial real estate market conditions in certain geographies at the time we perform our evaluations or negotiate the lease termination and sublease arrangements with third parties. The amounts we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change.

Restructuring Plan V

In June 2005, we implemented a workforce reduction and in July 2005, we committed to a facility exit plan (Restructuring Plan V). In a continuing effort to improve our cost structure and improve operating efficiencies, we plan to reduce our workforce by approximately 1,000 employees across all employee levels, business functions, operating units, and geographic regions. In addition, we plan to eliminate excess facility capacity in light of revised facility requirements. In the three and six months ended December 25, 2005, we recognized a total of $10 million and $22 million, respectively, in charges associated with Restructuring Plan V, consisting solely of workforce reduction charges.

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

As of December 25, 2005, all employees to be terminated as a result of Restructuring Plan IV had been notified. While most of the severance and related fringe benefits have been paid, in accordance with local employment laws, we expect to pay the remaining restructuring accrual related to severance over the next few quarters.

Restructuring Activity Prior to Restructuring Plan IV

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

The following table sets forth an analysis of our restructuring accrual activity for the six months ended December 25, 2005 (in millions):

	Restructuring Plan V	Restructuring Plan IV		Restructuring Plan III	Restructuring Plan II	Facility Exit Plan I	Total
	Severance and Benefits	Severance and Benefits	Facilities Related and Other	Facilities Related	Facilities Related	Facilities Related
Balance as of June 30, 2005	$44	$37	$157	$77	$129	$26	$470
Severance and benefits	17	4	—	—	—	—	21
Accrued lease costs	—	—	5	—	—	—	5
Provision adjustments	5	1	(4)	(4)	1	(3)	(4)

Total restructuring charges	22	5	1	(4)	1	(3)	22
Cash paid	(49)	(20)	(25)	(9)	(11)	(8)	(122)

Balance as of December 25, 2005	$17	$22	$133	$64	$119	$15	$370

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. Our accrual as of December 25, 2005 for facility-related leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2023. As of December 25, 2005, $115 million of the total $370 million accrual for workforce reductions and facility-related leases was classified as current accrued liabilities and other and the remaining $255 million was classified as other non-current obligations.

Acquisition-related restructuring costs

As a result of the acquisition of StorageTek, we recorded preliminary acquisition-related restructuring expenses associated with the costs of integrating operating locations and activities of StorageTek with those of Sun. U.S. GAAP requires that these acquisition-related restructuring expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. As a result, we recorded approximately $54 million of restructuring costs in connection with the StorageTek acquisition, which are based upon plans committed to by management. These costs are accounted for under Emerging Issues Task Force Issue 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire StorageTek. The following table sets forth an analysis of the components of the preliminary acquisition-related restructuring liabilities included in the purchase price allocation for StorageTek and subsequent restructuring accrual activity for the six months ended December 25, 2005 (in millions):

	Severance and Benefits	Facilities Related	Total
Balance as of June 30, 2005	$—	$—	$—
Acquisition-related restructuring liabilities	16	36	52
Provision adjustments	—	2	2
Cash paid	(2)	—	(2)

Balance as of December 25, 2005	$14	$38	$52

As of December 25, 2005, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $11 million.

The acquisition-related restructuring costs are based on our integration plan which focuses principally on the elimination of duplicative activities. The balance of the StorageTek workforce reduction at December 25, 2005 is expected to be utilized during the remainder of fiscal 2006 and fiscal 2007 and is expected to be funded through cash flows from the combined operations. Certain aspects of the integration plan are still being finalized, including the evaluation of acquired facilities and workforce. Any changes resulting from the finalization of the integration plan could result in adjustments to our current estimates. As permitted under U.S. GAAP, these adjustments would be reflected in the allocation of the purchase price if made within twelve months from the date of acquisition.

Purchased In-Process Research and Development (IPRD)

Overview

In the first half of fiscal 2006 we recorded total IPRD expense of $60 million related to our acquisitions of StorageTek and SeeBeyond. At the date of each acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and the IPRD had no alternative future uses. Accordingly, these amounts were expensed on the respective acquisition dates of each of the Acquired Companies.

Also see Note 3 to the Condensed Consolidated Financial Statements for further discussion.

Preliminary valuation

Through the use of an independent third party, we have estimated the fair value of IPRD using the income approach. These calculations gave consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the product’s underlying technology. The value of the IPRD reflects the relative value and contribution of the acquired research and development. In determining the value assigned to IPRD, we considered the R&D’s stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the projected cost to complete the project.

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

Preliminary valuation assumptions

The following bullets summarize the significant assumptions underlying the preliminary valuation related to IPRD as of the relevant acquisition dates:

•	Acquisition of StorageTek — We acquired $49 million in IPRD related to nine projects within StorageTek’s tape, disk and network product lines. At the date of acquisition, we estimated that development efforts were generally 50% - 60% complete and that approximately $56 million in additional cost were required to complete development. Release dates range from the third quarter of fiscal 2006 to the second quarter of fiscal 2007.

•	Acquisition of SeeBeyond — We acquired $11 million in IPRD related to the development of ICAN version 5.1. At the date of acquisition, we estimated that development efforts were 75% complete and that approximately $3 million in additional costs were required to complete development. The estimated completion date for ICAN 5.1 is the third quarter of fiscal 2006.

Given the uncertainties of the commercialization process, no assurances can be given that deviations from our estimates will not occur. At the time of the acquisitions, we believed there was a reasonable chance of realizing the economic return expected from the acquired in-process technology. However, as there is risk associated with the realization of benefits related to commercialization of an in-process project due to rapidly changing customer needs, the complexity of technology, and growing competitive pressures, there can be no assurance that any project will meet commercial success. Failure to successfully commercialize an in-process project would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of our intangible assets may become impaired.

Gain on Equity Investments

(dollars in millions)

	Three Months Ended		Change	Six Months Ended		Change
	December 25, 2005	December 26, 2004		December 25, 2005	December 26, 2004
Gain on equity investments, net	$14	$9	55.6%	$27	$5	N/M	*
Percentage of total net revenues	0.4%	0.3%		0.4%	0.1%

*	N/M — Not meaningful

In the second quarter of fiscal 2006, our gain on equity investments, net, was favorably impacted by gains on warrants of $8 million and gains on sale of certain marketable equity investments in publicly traded companies of $5 million. In the first half of fiscal 2006, our gain on equity investment, net, was favorably impacted by gains on sale of certain marketable equity investments in publicly traded companies of $11 million, gains on warrants of $11 million and gains on sale of certain equity investments in privately held companies of $3 million. Our portfolio primarily consists of investments in privately held and publicly traded technology companies. In the second quarter of fiscal 2005, our gain on equity investments, net, was favorably impacted by gains on sale of certain marketable equity investments in privately held companies of $9 million. In the first half of fiscal 2005, our gain on equity investment, net, was favorable impacted by gains of sale of certain marketable equity investments of $10 million, and unfavorably impacted by losses on warrants of $4 million.

As of December 25, 2005, our equity investment portfolio of $66 million consisted of $17 million in marketable equity securities, $30 million in equity investments in privately held companies and $19 million in investments in venture capital funds and joint ventures. The ongoing valuation of our investment portfolio remains uncertain and may be subject to fluctuations based on whether we participate in additional investment activity or as a result of the occurrence of events outside of our control.

Interest and Other Income, net

(dollars in millions)

	Three Months Ended		Change	Six Months Ended		Change
	December 25, 2005	December 26, 2004		December 25, 2005	December 26, 2004
Interest and other income, net	$25	$33	(24.2)%	$69	$64	7.8%
Percentage of total net revenues	0.7%	1.2%		1.1%	1.2%

In the second quarter of fiscal 2006, as compared with the corresponding period of fiscal 2005, interest and other income, net, decreased $8 million. This decrease was primarily due to the reduction in cash equivalents and marketable debt securities following the acquisitions of StorageTek and SeeBeyond. In the first half of fiscal 2006, as compared with the corresponding period of fiscal 2005, interest and other income, net, increased by $5 million. This increase was primarily due to higher yields on our cash equivalents and marketable debt securities partially offset by higher realized losses on the sale of certain marketable debt securities and interest expense on debt.

As of December 25, 2005, the average duration of our portfolio of marketable debt securities increased to 0.79 years from 0.67 years at December 26, 2004. The increase of 0.12 years is primarily related to the liquidation of certain short duration securities due to cash paid for our acquisition of StorageTek in the first quarter of fiscal 2006. In general, we would expect the volatility of this portfolio to increase as its duration increases.

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

Income Taxes

(dollars in millions)

	Three Months Ended		Change	Six Months Ended		Change
	December 25, 2005	December 26, 2004		December 25, 2005	December 26, 2004
Income tax provision	$76	$39	94.9%	$119	$78	52.6%

For the second quarter and first half of fiscal 2006, we recorded an income tax provision of $76 million and $119 million, respectively, as compared with $39 million and $78 million for the corresponding periods of fiscal 2005. These tax provisions were recorded for taxes due on income generated in certain state and foreign tax jurisdictions and, in the first quarter of fiscal 2005, also include adjustments for the difference between estimated amounts recorded and actual liabilities resulting from the filing of prior years’ tax returns. Additionally, during the second quarter and first six months of fiscal 2006, our income tax provision included approximately $20 million relating to corrections of previously filed tax returns. This adjustment is immaterial to our results of operations and financial condition for the current period as well as prior affected periods.

We are currently evaluating whether to repatriate accumulated income earned outside the U.S. as permitted under the American Jobs Creation Act of 2004. Should we decide to repatriate any earnings in fiscal 2006, we would record a charge for the additional tax incurred to repatriate such funds.

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

Stock Options and Incentive Plans

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We primarily rely on three stock option plans that provide broad discretion to our Board of Directors to create appropriate equity incentives for members of our Board of Directors and our employees. Substantially all of our employees participate in our stock option program. On July 1, 2005, we adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the three and six months ended December 25, 2005 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation expense for all stock-based compensation awards granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. See Note 9 to our Consolidated Financial Statements for further detail, including the impact of the adoption to our Consolidated Statements of Operations.

Equity Compensation Plan Information

A summary of our stockholder approved and non-approved equity compensation plans as of December 25, 2005 is as follows (in millions, except exercise price amounts):

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (in dollars)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (excluding ESPP)	509	$11.95	244
Equity compensation plans not approved by security holders (excluding ESPP)(1)	80	$3.80	28

Total (excluding ESPP)	589	$10.85	272

Equity compensation plans approved by security holders (ESPP only)	N/A	N/A	115
Equity compensation plans not approved by security holders (ESPP only)	N/A	N/A	N/A

Total (ESPP only)	N/A	N/A	115

All Plans	589	$10.85	387

(1)	Includes assumed plans from acquisitions as well as our Equity Compensation Acquisition Plan for initial options granted to employees acquired through acquisitions.

Options and Nonvested Stock (Restricted Stock) Granted During the Six Months Ended December 25, 2005 to the Most Highly Compensated Executive Officers Named in Our Most Recent Proxy Statement

Name	Number of Options Granted	Weighted Average Exercise Price	Number of Nonvested Stock Awards Granted	Weighted Average Purchase Price
Scott G. McNealy	900,000	$3.85	1,354,000	$0.01
Jonathan I. Schwartz	900,000	$3.85	432,000	$0.01
Crawford W. Beveridge	150,000	$3.85	208,500	$0.01
Stephen T. McGowan	150,000	$3.85	227,500	$0.01
Gregory M. Papadopoulos	300,000	$3.85	232,000	$0.01

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

(dollars in millions)

	December 25, 2005	June 30, 2005	Change
Cash and cash equivalents	$1,193	$2,051	$(858)
Marketable debt securities	3,083	5,473	(2,390)

Total cash, cash equivalents and marketable debt securities	$4,276	$7,524	$(3,248)

Percentage of total assets	29.9%	53.0%	(23.1	)pts

	Six Months Ended		Change
	December 25, 2005	December 26, 2004
Cash provided by operating activities	$33	$176	$(143)
Cash used in investing activities	$(984)	$(318)	$(666)
Cash provided by (used in) financing activities	$93	$(136)	$229

Net decrease in cash and cash equivalents	$(858)	$(278)	$(580)

Changes in Cash Flow

During the first half of fiscal 2006, our operating activities generated cash flows of $33 million. The following items significantly impacted our cash provided by operating activities:

•	Net loss of $346 million, which included purchased IPRD of $60 million and non-cash charges of approximately $536 million, comprised primarily of depreciation and amortization of $301 million, amortization of acquisition-related other intangible assets of $153 million and stock-based compensation expense of $105 million;

•	Receipt of $154 million associated with an international income tax refund; and

•	Payments associated with severance and facilities restructuring liabilities totaling $124 million.

The reasons for certain changes in our working capital are discussed further in the cash conversion cycle section below.

During the first half of fiscal 2006, our cash used in investing activities of $984 million was primarily attributable to cash used for acquisitions, net of $3,150 million, offset by proceeds from sales and maturities of marketable debt securities, net of purchases, of $2,376 million.

Cash Conversion Cycle

	December 25, 2005	June 30, 2005	Change
Days sales outstanding (DSO)(1)	62	68	6
Days of supply in inventory (DOS)(2)	26	22	(4)
Days payable outstanding (DPO)(3)	(57)	(60)	(3)

Cash conversion cycle	31	30	(1)

Inventory turns — products only	8.8	9.3	(0.5)

(1)	DSO measures the number of days it takes, based on a 90 day average, to turn our receivables into cash.
(2)	DOS measures the number of days it takes, based on a 90 day average, to sell our inventory.
(3)	DPO measures the number of days it takes, based on a 90 day average, to pay the balances of our accounts payable.

We ended the second quarter of fiscal 2006 with a cash conversion cycle of 31 days. The cash conversion cycle is the duration between the purchase of inventories and services and the collection of the cash for the sale of our products and services and is a quarterly metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of days sales outstanding (DSO) added to days of supply in inventories (DOS), reduced by days payable outstanding (DPO). Our cash conversion cycle was impacted by our August 31, 2005 acquisition of StorageTek. Excluding the impact of our acquisition of StorageTek, DSO improved 10 days due to improved billings and collections throughout the first half of fiscal 2006. Excluding the impact of our acquisition of StorageTek, DOS worsened by 1 day. Our products inventory turn rate remained relatively flat from June 30, 2005. Inventory turns is annualized and represents the number of times product inventory is replenished during the year. Inventory management will continue to be an area of focus as we balance the need to maintain sufficient inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements. Excluding the impact of our acquisition of StorageTek, DPO improved by 1 day due to negotiation of more favorable terms with our vendors.

Acquisitions

We completed three acquisitions during the first half of fiscal 2006. On July 13, 2005, we acquired Tarantella, Inc. (Tarantella) to enhance our thin-client product offerings and strengthen our utility computing strategy. On August 25, 2005, we acquired SeeBeyond to strengthen our software portfolio and create a complete offering for the development, deployment and management of enterprise applications and Service Oriented Architectures. On August 31, 2005, we acquired StorageTek in order to offer customers the most complete range of products, services and solutions available for securely managing mission-critical data assets. See Note 3 of our Condensed Consolidated Financial Statements for a detailed discussion of these acquisitions.

Stock Repurchases

From time to time, our Board of Directors approves common stock repurchase programs allowing management to repurchase shares of our common stock in the open market pursuant to price-based formulas. In February 2001, we announced our intention to acquire up to $1.5 billion of our outstanding common stock under a stock repurchase program authorized by our Board of Directors. Under the repurchase program, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including our projected cash flow requirements, our return to sustained profitability and our share price. During the first half of fiscal 2006 and the fiscal year ended June 30, 2005, we did not repurchase common stock under our repurchase program. All prior repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. As of December 25, 2005, approximately $230 million of the $1.5 billion authorized, remained unused and available for repurchase.

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

In addition, we have uncommitted lines of credit aggregating approximately $481 million and no amounts were drawn from these lines of credit as of December 25, 2005. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

Contractual Obligations

Through the normal course of our business, we purchase or place orders for the necessary components of our products from various suppliers and we commit to purchase services where we would incur a penalty if the agreement was canceled prior to a contractual minimum term. We estimate that such contractual obligations at December 25, 2005 were no more than $702 million substantially due within the following twelve months. This amount does not include contractual obligations recorded on the balance sheet as current or long-term liabilities. As part of our acquisitions of StorageTek and SeeBeyond, we have also assumed operating lease obligations of $78 million as of December 25, 2005. In addition, we have a contractual obligation under the terms of our strategic alliance with Fujitsu, whereby, under certain circumstances, we have committed to buy Fujitsu products with a list price of up to $230 million within the first twelve months following full implementation of Sun’s distribution of Fujitsu products and, under certain circumstances, up to approximately $265 million during the second twelve months following full implementation of Sun’s distribution of Fujitsu products, at a predetermined discount from list price, depending upon the type of product purchased. Contractual obligations for the purchase of goods or services are comprised of agreements that are enforceable and legally binding on Sun and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the appropriate timing of the transactions. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within a short time.

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

Sun performs an annual actuarial analysis to develop an estimate of amounts to be paid for both claims reported and potential losses on activities that have occurred but have not yet been reported. Loss accruals were $32 million and $33 million as of December 25, 2005 and June 30, 2005, respectively.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents in subsidiaries for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. Accordingly, in addition to the approximately $1,193 million in cash and cash equivalents, at December 25, 2005 we had approximately $3,083 million in marketable debt securities that were available for shorter-term requirements, such as future operating, financing and investing activities, for a total cash and marketable debt securities position of approximately $4,276 million. However, at June 30, 2005, approximately $1,095 million of this balance represented earnings generated from operations domiciled in foreign tax jurisdictions that were designated as permanently invested in the respective tax jurisdictions. In the first quarter of fiscal 2006, we acquired an additional $120 million of unremitted earnings as a result of our acquisition of StorageTek. Should we decide to repatriate these earnings, we would be required to accrue for the additional taxes to repatriate these funds. We are reviewing the provisions of the American Jobs Creation Act of 2004, and have not completed our evaluation of its impact to Sun. In addition, deposits in foreign countries of approximately $520 million as of June 30, 2005, are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States.

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

We compete in the computer systems (hardware and software) and Data Management (hardware and software) products and services markets. These markets are intensely competitive. If we fail to compete successfully in these markets, the demand for our products and services would decrease. Any reduction in demand could lead to fewer customer orders, reduced revenues, pricing pressures, reduced margins, reduced levels of profitability and loss of market share. These competitive pressures could materially and adversely affect our business and operating results.

Our competitors are some of the largest, most successful companies in the world. They include International Business Machines Corporation (IBM), Hewlett-Packard Company (HP), EMC Corporation (EMC), Fujitsu Limited (Fujitsu), Hitachi Data Systems, Inc. and the Fujitsu-Siemens joint venture. We also compete with systems manufacturers and resellers of systems based on microprocessors from Intel Corporation (Intel), the Windows family of operating systems software from Microsoft Corporation (Microsoft) and the Linux family of operating systems software. These competitors include Dell Inc. (Dell) and HP, in addition to Intel and Microsoft. Certain of these competitors compete aggressively on price and seek to maintain very low cost structures. Some of these competitors are seeking to increase their market share in the enterprise server market, which creates increased pressure, including pricing pressure, on our workstation and lower-end server product lines. In particular, we are seeing increased competition and pricing pressures from competitors offering systems running Linux software and other open source software. In addition, certain of our competitors, including IBM and HP, have financial and human resources that are substantially greater than ours, which increases the competitive pressures we face.

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

Over the last several years, we have invested significantly in our Data Management products business, including through the acquisition of StorageTek, with a view to increasing the sales of these products both on a stand-alone basis to customers using the systems of our competitors, and as part of the systems that we sell. The intelligent storage products business is intensely competitive. EMC is currently a leader in the Data Management products market and our primary competitor.

We are continuing the implementation of a solution-based selling approach. While our strategy is that this will enable us to increase our revenues and margins, there can be no assurance that we will be successful in this approach. In fact, our implementation of this selling model may result in reductions in our revenues and/or margins, particularly in the short term, as we compete to attract business. In addition, if our emphasis on solution-based sales increases, we face strong competition from systems integrators such as IBM, Fujitsu-Siemens and HP. Our inability to successfully implement this model would have a material adverse impact on our revenues and margins.

We maintain higher research and development costs, as a percentage of total net revenues, than many of our competitors and our earnings are dependent upon maintaining revenues and gross margins at a sufficient level to offset these costs.

One of our business strategies is to derive a competitive advantage and a resulting enhancement of our gross margins from our investment in innovative new technologies which customers value. As a result, as a percentage of total net revenues, we incur higher fixed R&D costs than many of our competitors. To the extent that we are unable to develop and sell products with attractive gross margins in sufficient volumes, our earnings may be materially and adversely affected by our cost structure. We continue to add new products to our entry-level server product line that are offered at a lower price point and, accordingly, provide us with a lower gross margin percentage than our products as a whole. Although our strategy is to sell these products as part of overall systems which include other products with higher gross margin percentages, to the extent that the mix of our overall revenues represented by sales of lower gross margin products increases, our gross margins and earnings may be materially and adversely affected.

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

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that our customers choose to buy. If we are unable to develop new products, our business and operating results could be adversely affected. We must quickly develop, introduce, and deliver in quantity new, complex systems, software, and hardware products and components. These include products that incorporate certain UltraSPARC microprocessors and the Solaris Operating System (Solaris OS), the Java platform, Sun Java System portfolio and N1 Grid architecture, among others. The development process for these complicated products is very uncertain. It requires high levels of innovation from both our product designers and the suppliers of the components used in our products. The development process is also lengthy and costly. If we fail to accurately anticipate our customers’ needs and technological trends, or are otherwise unable to complete the development of a product on a timely basis, we will be unable to introduce new products into the market on a timely basis, if at all, and our business and operating results would be materially and adversely affected.

The manufacture and introduction of our new products is also a complicated process. Once we have developed a new product, we face several challenges in the manufacturing process. We must be able to manufacture new products in sufficient volumes so that we can have an adequate supply of new products to meet customer demand. We must also be able to manufacture the new products at acceptable costs. This requires us to be able to accurately forecast customer demand so that we can procure the appropriate components at optimal costs. Forecasting demand requires us to predict order volumes, the correct mix of our products, and the correct configurations of these products. We must manage new product introductions and transitions to minimize the impact of customer-delayed purchases of existing products in anticipation of new product releases. We must also try to reduce the levels of older product and component inventories to minimize inventory write-offs. If we have excess inventory, it may be necessary to reduce our prices and write down inventory, which could result in lower gross margins. Additionally, our customers may delay orders for existing products in anticipation of new product introductions. As a result, we may decide to adjust prices of our existing products during this process to try to increase customer demand for these products. Our future operating results would be materially and adversely affected if such pricing adjustments were to occur and we were unable to mitigate the resulting margin pressure by maintaining a favorable mix of systems, software, service and other products, or if we were unsuccessful in achieving component cost reductions, operating efficiencies and increasing sales volumes.

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

We have licensed significant elements of our intellectual property, including our Solaris operating system, as open source software and intend to license additional intellectual property in the future under open source licenses, which could reduce the competitive advantage we derive from this intellectual property.

We have released significant elements of our intellectual property, including the Solaris OS, the Java Enterprise System infrastructure software platform, the N1 Management software and various developer tools, to the open source development community as open source software under an open source license. We also recently announced our intention to make the hardware source code of our UltraSPARC T1 processor available under an open source license. Although open source licensing models vary, generally open source software licenses permit the liberal copying, modification and distribution of a software program allowing a diverse programming community to contribute to the software. As a result of such release, there could be an impact on revenue related to this intellectual property, and we may no longer be able to exercise control over some aspects of the future development of this intellectual property. In particular, the feature set and functionality of the Solaris OS may diverge from those that best serve our strategic objectives, move in directions in which we do not have competitive expertise or fork into multiple, potentially incompatible variations. We currently derive a significant competitive advantage from our development, licensing and sale of the Solaris OS and system products based on the UltraSPARC family of microprocessors, and any of these events could reduce our competitive advantage or impact market demand for our products, software and services.

Our reliance on single source suppliers could delay product shipments and increase our costs.

We depend on many suppliers for the necessary parts and components to manufacture our products. There are a number of vendors producing the parts and components that we need. However, there are some components that can only be purchased from a single vendor due to price, quality or technology reasons. For example, we currently depend on Texas Instruments for the manufacture of our UltraSPARC microprocessors, AMD for the Opteron processors used in our Sun FireTm x64 servers and several other companies for custom integrated circuits. If we were unable to purchase on acceptable terms or experienced significant delays or quality issues in the delivery of necessary parts and/or components from a particular vendor and we had to find a new supplier for these parts and components, our new and existing product shipments could be delayed which could have a material adverse effect on our business, results of operations and financial conditions.

Our future operating results depend on our ability to purchase a sufficient amount of components to meet the demands of our customers.

We depend heavily on our suppliers to design, manufacture, and deliver on a timely basis the necessary components for our products. While many of the components we purchase are standard, we do purchase some components, including color monitors, custom power supplies, application specific integrated circuits (ASICs) and custom memory and graphics devices, that require long lead times to manufacture and deliver. Long lead times make it difficult for us to plan component inventory levels in order to meet the customer demand for our products. In addition, in the past, we have experienced shortages in certain of our components (including, ASICs, dynamic random access memories (DRAMs) and static random access memories (SRAMs)). If a component delivery from a supplier is delayed, if we experience a shortage in one or more components, or if we are unable to provide for adequate levels of component inventory, our new and existing product shipments could be delayed and our business and operating results could be materially and adversely affected.

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

When a quality issue is identified, we work extensively with our customers to remedy such issues. We may test the affected product to determine the root cause of the problem and to determine appropriate solutions. We may find an appropriate solution (often called a “patch”) or offer a temporary fix while a permanent solution is being determined. If we are unable to determine the root cause, find an appropriate solution or offer a temporary fix, we may delay shipment to customers. We may, however, ship products while we continue to explore a suitable solution if we believe the defect is not significant to the product’s functionality. Defects in our products can harm our reputation, delay or prevent sales, result in significant expense and could materially and adversely affect our business.

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

Moreover, local laws and customs in many countries differ significantly from those in the U.S. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the United States. In many foreign countries, particularly in those with developing economies, it is common for local businesses to engage in business practices that are prohibited by United States laws applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies, training, and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as our resellers and those companies to which we outsource certain of our business operations, including those based in or from countries where practices which violate such United States laws may be customary, will not take actions in violation of the law or our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.

Failure to successfully implement our global resourcing activities could adversely affect our results of operations.

We continuously seek to make our cost structure more efficient and focus on our core strengths. We continue to develop and implement our global resourcing strategy and operating model which includes activities that are focused on increasing workforce flexibility and scalability, and improving overall competitiveness by leveraging external talent and skills worldwide. We rely on partners or third party service providers for the provision of certain key business process functions, including IT services and the human resources function, and as a result, we may incur increased business continuity risks. We may no longer be able to exercise control over some aspects of the future development, support or maintenance of outsourced operations and processes, including the internal controls associated with those outsourced business operations and processes, which could adversely affect our business. If we are unable to effectively develop and implement our resourcing strategy due to, among other things, data protection, contract and regulatory compliance issues, we may not realize cost structure efficiencies and our operating and financial results could be materially and adversely affected. In addition, if we are unable to effectively utilize or integrate and interoperate with external resources or if our partners or third party service providers experience business difficulties or are unable to provide business process services as anticipated, we may need to seek alternative service providers or resume providing these business processes internally, which could be costly and time consuming and have a material adverse material effect on our operating and financial results.

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

Deferred Tax Assets.    Estimates and judgments are required in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from net operating losses, tax carryforwards and temporary differences between the tax and financial statement recognition of revenue and expense. SFAS 109, “Accounting for Income Taxes,” also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

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

Goodwill and Other Intangible Assets.    We perform an analysis on our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. Goodwill is deemed to be impaired if the net book value of the reporting unit exceeds the estimated fair value. The impairment of a long-lived intangible asset is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset are less than the carrying value of the intangible asset we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value. We recognized an impairment charge of $49 million related to our goodwill during the fourth quarter of fiscal 2004 and an impairment charge of $2.1 billion related to our goodwill and other intangible assets during the second quarter of fiscal 2003. As of December 25, 2005, we had a goodwill balance of $2,472 million. Going forward we will continue to review our goodwill and other intangible assets for possible impairment. Any additional impairment charges could adversely affect our future earnings.

Income tax laws and regulations subject us to a number of risks and could result in significant liabilities and costs.

As a multinational corporation, we are subject to income taxes in both the U.S. and various foreign jurisdictions. Our domestic and foreign tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate. We are regularly subject to audits by tax authorities. While we endeavor to comply with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law than we do or that we will comply in all respects with applicable tax laws, which could result in additional taxes. We regularly review the likelihood of adverse outcomes resulting from tax audits to determine if additional income taxes, penalties and interest would be assessed. There can be no assurance that the outcomes from these audits will not have an adverse effect on the Company’s results of operations in the period for which the review is made.

We are dependent on significant customers and specific industries.

Sales to General Electric Company (GE) and its subsidiaries in the aggregate accounted for approximately 16%, 14% and 11% of our fiscal 2005, 2004 and 2003 net revenues, respectively. More than 80% of the revenue attributed to GE was generated through GE subsidiaries acting as either a reseller or financier of our products. The vast majority of this revenue is from a single GE subsidiary, comprising 13%, 11% and 9% of net revenues in fiscal 2005, 2004 and 2003, respectively. This GE subsidiary acts as a distributor of our products to resellers who in turn sell those products to end users. No other customer accounted for more than 10% of net revenues. The revenues from GE are generated in the Products and Services segments.

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

Our channel partners include distributors, original equipment manufacturers (OEMs), independent software vendors (ISVs), system integrators, service providers and resellers. We continue to see an increase in revenues via our reseller channel. We face ongoing business risks due to our reliance on our channel partners to maintain customer relationships and create customer demand with customers where we have no direct relationships. Should our relationships with our channel partners or their effectiveness decline, we face risk of declining demand which could affect our results of operations.

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

In our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, we identified a material weakness in our internal control over financial reporting that resulted from deficiencies in the design and operation of our controls related to the review of accounting for income tax reserves. Because of this material weakness, our management determined as of June 30, 2005, that we did not maintain effective internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Further, we have not yet fully remediated this material weakness and, therefore, our Chief Executive Officer and our Chief Financial Officer have concluded in connection with this Quarterly Report on Form 10-Q that our disclosure controls and procedures were not effective as of December 25, 2005.

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

In August 2005, we acquired StorageTek and SeeBeyond, both U.S. publicly traded companies. In addition to the risks we generally face in connection with acquisitions, there are several unique risks we face in connection with the StorageTek and SeeBeyond acquisitions. Our due diligence investigations of these two companies have been limited, and there may be liabilities, accounting issues or internal control issues of which we were not aware. We have little experience integrating and managing significant acquisitions of public companies with substantial employee bases. Integration issues are complex, time-consuming and expensive and without proper planning and implementation, they could significantly disrupt our business. In addition, although the acquisitions of StorageTek and SeeBeyond were completed in August 2005, local laws in certain jurisdictions, primarily in Europe, require that, in those jurisdictions, we operate the Sun subsidiaries separately from the StorageTek and SeeBeyond subsidiaries until certain legal requirements are satisfied. The simultaneous integration of both StorageTek and SeeBeyond, as well as our acquisition of Tarantella, could divert management’s attention from managing our existing on-going business. Additionally, we could fail to coordinate and integrate the substantial international operations, relationships and facilities, of these companies which may be subject to additional constraints imposed by local laws and regulations. Moreover, we may have higher than anticipated costs in continuing support and development of the products from these acquisitions. Our failure to effectively consolidate our facilities, IT operations and other administrative operations with those of these companies could affect anticipated synergies. In addition, coordinating our sales and marketing efforts and our ordering process to effectively and efficiently sell the products of our combined company may prove unsuccessful. Our failure to properly motivate the sales forces of these companies could cause retention issues that could materially affect the success of the acquisitions. Finally, our failure to persuade employees that our business cultures are compatible, or our inability to maintain good employee morale and retain key employees, could materially affect our business operations. If we fail to successfully address these integration challenges in a timely manner, or at all, we may not realize the anticipated benefits or synergies of the transactions to the extent, or in the time frame, anticipated. Even if these acquisitions are successfully integrated, we may not receive the expected benefits of the transactions, which are based on forecasts which are subject to numerous assumptions which may prove to be inaccurate. Any one of these integration challenges or any combination thereof could materially affect our results of operations.

We may be materially affected by a decrease in demand for our tape products or by an inability to maintain key competitive advantages in tape

As a result of the acquisition of StorageTek, a significant portion of Data Management products revenue will be generated by sales of our tape products. If overall demand for tape storage products declines, or if we lose significant market share in tape, our financial condition and results of operations could be materially affected.

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

Our operations and those of our suppliers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults. In addition, some of our facilities are located on filled land and, therefore, may be more susceptible to damage if an earthquake occurs. We generally do not carry earthquake insurance for direct earthquake-related losses. In addition, we do not carry business interruption insurance for, nor do we carry financial reserves against, business interruptions arising from earthquakes or certain other events. If a business interruption occurs, our business could be materially and adversely affected.

Recently implemented regulations related to equity compensation could adversely affect our ability to attract, retain and motivate key personnel.

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Sun. The FASB issued changes to U.S. GAAP that requires us to record a charge to earnings for new and unvested employee stock option grants beginning on July 1, 2005. This regulation has made it more expensive to grant stock options to employees and has negatively impacted our reported earnings by $55 million and $105 million for the second quarter and first half of fiscal year 2006, respectively. In addition, regulations of the Nasdaq National Market that require shareholder approval for all stock option plans, and regulations implemented by the New York Stock Exchange that prohibit NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may change our equity compensation strategy, which may make it difficult to attract, retain and motivate key employees, which in turn could materially and adversely affect our business.

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

Commercial real estate market conditions could affect our ability to sublease properties in our portfolio.

In response to the global economic slowdown, we implemented facility exit plans in each of the last five fiscal years as part of our ongoing efforts to consolidate excess facilities. The commercial real estate market conditions in the United States and in many of the countries in which we have significant leased properties have resulted in a surplus of business facilities making it difficult to sublease properties. We may be unable to sublease our excess properties, or we may not meet our expected estimated levels of subleasing income, and accordingly our results of operations could be materially and adversely affected.

Environmental laws and regulations subject us to a number of risks and could result in significant liabilities and costs.

Some of our operations are subject to state, federal, and international laws governing protection of the environment, human health and safety, and regulating the use of certain chemical substances. We endeavor to comply with these environmental laws, yet compliance with such laws could increase our operations and product costs; increase the complexities of product design, procurement, and manufacture; limit our ability to manage excess and obsolete non-compliant inventory; limit our sales activities; and impact our future financial results. Any violation of these laws can subject us to significant liability, including fines, penalties, and prohibiting sales of our products into one or more states or countries, and result in a material adverse effect on our financial condition.

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

Under the RoHS Directive, specified electronic products which we place on the market in the EU must meet the restrictions on lead and certain other chemical substances as of July 1, 2006. We must adjust our product composition and design to respond to the RoHS Directive, which may increase our research and development, manufacturing, procurement, and quality control costs, may affect product performance, and could result in product delays. If we are unable to manage the supply of compliant and non-compliant components or introduce new products to conform to the RoHS Directive substance restrictions, sales of our products and services could decline. In addition, certain electronic products that we maintain in inventory may be rendered obsolete if not in compliance with the substance restriction, which could negatively impact our ability to generate revenue from those products.

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

Certain member states within the EU have begun to promulgate national enabling legislation under both the RoHS and the WEEE Directives, which may contain more stringent requirements or conditions or otherwise vary from the terms of the Directives themselves. These unique member states’ laws add complexity making it more difficult to determine the amount of expenses necessary to comply with these Directives, but will likely increase the cost of compliance. In addition, similar environmental legislation has been or may be enacted in other jurisdictions, including the U.S. (under federal and state laws), China, Japan, Canada, and certain Latin American countries, the cumulative impact of which could be significant. We are committed to offering products that are environmentally responsible and to complying with any current or future laws protecting the environment, human health and safety.

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

FORWARD-LOOKING STATEMENTS

This quarterly report, including the foregoing sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements: that Sun’s business is singularly focused on providing network and computing products and services; that, with the recent acquisition of StorageTek, we have broadened our system strategy by offering our customers a complete range of storage products, services and solutions; that we acquired Tarantella to enhance our thin-client product offerings and strengthen our utility computing strategy; that we acquired SeeBeyond to strengthen our software portfolio and create a complete offering for the development, deployment and management of enterprise applications and service oriented architectures; that we plan to eliminate excess facility capacity in light of revised facility requirements; regarding our estimate of our ability to generate sublease income; that we anticipate recording additional charges related to our workforce and facilities reductions over the next several quarters, the timing of which will depend upon the timing of notification of the employees leaving Sun as determined by local employment laws and as we exit facilities; that we expect to recognize certain unrecognized compensation costs related to stock options and nonvested stock over certain future periods; that we are currently assessing the allocation of goodwill acquired through our acquisitions of StorageTek and SeeBeyond to our operating segments and expect to complete our assessment by the end of the fiscal year; that we anticipate incurring additional charges associated with productivity improvement initiatives and expense reduction measures; that the balance of the StorageTek workforce reduction assumed liabilities is expected to be utilized during the remainder of fiscal 2006 and fiscal 2007 and is expected to be funded through cash flows from operations; that we are currently reviewing the impact of our acquisition of StorageTek to our operating segment disclosure and anticipate that it may result in a change in our operating segments; that there is a continuing market shift in overall computer system demand away from our data center servers towards the usage of entry level servers; that there is a continued change in the service sales mix towards maintenance contracts sold or renewed with lower service levels and a shift in product sales mix to a greater proportion of low-end products, which are typically sold with reduced levels of service; that as a result of our acquisition of StorageTek, we are conducting an evaluation of the key performance indicators used to manage our business and anticipate change; that we plan to continue to drive improvement in our cash conversion cycle; that we believe that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems, software, and microprocessor development, as well as continue to enhance existing products; that we are continuing to focus our efforts on achieving additional operating efficiencies by reviewing and improving upon our existing business processes and cost structure; that the volatility of our portfolio of marketable debt securities will increase as its duration increases; that inventory management will continue to be an area of focus as we balance the need to maintain sufficient inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements; that we believe that the liquidity provided by existing cash, cash equivalents, marketable debt securities and cash generated from operations will provide sufficient capital to meet our requirements for at least the next 12 months; that we believe our level of financial resources is a significant competitive factor in our industry and we may choose at any time to raise additional capital to strengthen our financial position, facilitate growth and provide us with additional flexibility to take advance of business opportunities that arise; that we intend to license additional intellectual property under open source licenses, including the hardware source code of our UltraSPARC T1 processor; and that our current plan anticipates that we will remediate our material weakness in our internal controls over financial reporting prior to the end of fiscal year 2006.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth above and those contained in “RISK FACTORS,” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, increased competition, increased pricing pressures, failure to maintain sufficient revenues and gross margin to offset our higher research and development costs, the complexity of our products and the importance of rapidly and successfully developing and introducing new products, failure associated with the Fujitsu strategic alliance, reduction in the competitive advantages we derive from certain elements of our intellectual property, including the Solaris operating system, the Java Enterprise System infrastructure software platform, the N1 Management software and various developer tools, as a result of licensing such intellectual property under open source licenses to the open source development community, reliance on single source suppliers, lack of acceptance of new products and services, unexpected changes in the demand for our products and services, the difficulties in forecasting demand for and obtaining adequate supply of components from suppliers, delays in product introductions and projects, lack of success implementing new selling models, failure to further reduce costs or improve operating efficiencies, adverse business conditions, quality issues associated with our hardware or software products, the effects of currency fluctuations, fluctuation in our quarterly revenues, cash flows and operating results, our dependence on significant customers and specific industries, our dependence upon our channel partners for a significant portion of our revenue, our failure to comply with export control laws, costs and risks associated with remediating a material weakness in our internal controls over financial reporting and compliance with Section 404 of the Sarbanes-Oxley Act, our acquisitions and alliance activities could disrupt our ongoing business, our reliance on tape storage products and our ability to retain our price advantage over disk storage products, our dependence upon key employees, a change in our use of long-term equity incentives as a fundamental component of employee compensation as a result of regulatory changes might cause us to use such incentives less, making it difficult for us to attract, retain and motivate key personnel, that commercial real estate market conditions could affect our ability to sublease properties in our portfolio, and the risks and costs of complying with environmental laws and regulations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at December 25, 2005. Actual results may differ materially.

Interest Rate Sensitivity

Our investment portfolio consists primarily of fixed income instruments with an average duration of 0.79 years as of December 25, 2005 as compared with 0.67 years as of December 26, 2004. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three-month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, for example, a hypothetical 150 BPS increase in interest rates would result in an approximate $40 million decrease in the fair value of our investments in debt securities as of December 25, 2005.

We have also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest payable on the Senior Notes effectively becomes variable and thus matches the variable interest rate received from our cash and marketable debt securities. Accordingly, interest rate fluctuations impact the fair value of our Senior Notes outstanding, which will be offset by corresponding changes in the fair value of the swap agreements. However, by entering into these swap agreements, we have a cash flow exposure related to the risk that interest rates may increase. For example, at December 25, 2005, a hypothetical 150 BPS increase in interest rates would result in an approximate $16 million decrease in cash related to interest expense over a year.

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

Based on our foreign currency exchange instruments outstanding at December 25, 2005, we estimate a maximum potential one-day loss in fair value of approximately $2 million, as compared with $2 million as of June 30, 2005, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables, and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Equity Security Price Risk

We are exposed to price fluctuations on the marketable portion of equity securities included in our portfolio of equity investments. These investments are generally in companies in the high-technology industry sector, many of which are small capitalization stocks. We typically do not attempt to reduce or eliminate the market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $3 million decrease in the fair value of our available-for-sale equity investments as of December 25, 2005, as compared with $6 million as of December 26, 2004. At December 25, 2005, one equity security represented substantially of the $17 million total fair value of the marketable equity securities.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.    Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.

During the first half of fiscal 2006, we took steps toward remediating the identified material weakness related to the review of accounting for income tax reserves discussed in detail in our 2005 Form 10-K for the year ended June 30, 2005. However, as of December 25, 2005, we had not yet completed the remediation of this material weakness. Therefore, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective. Our current plan anticipates the remediation of this material weakness prior to the end of our fiscal year.

Changes in internal control over financial reporting.    There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On April 20, 2004, we were served with a complaint in a case in the United States District Court for the Eastern District of Texas entitled Gobeli Research (Gobeli) v. Sun Microsystems, Inc. and Apple Computer, Inc. (Apple). The complaint alleged that Sun products, including our SolarisTM Operating System, infringed on a Gobeli patent related to a system and method for controlling interrupt processing. We settled all outstanding claims against us in this case subsequent to the end of our second fiscal quarter for an amount that is immaterial to our results of operations and financial condition. An accrual for the settlement is reflected in our consolidated financial statements for the fiscal quarter and six months ended December 25, 2005.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on October 27, 2005. At the meeting, stockholders voted upon the following actions:

(1)	Election of Directors:

	FOR	WITHHELD
Scott G. McNealy	2,630,962,853	65,094,987
James L. Barksdale	2,644,035,157	52,022,683
Stephen M. Bennett	2,357,454,124	338,603,716
L. John Doerr	2,329,661,556	366,396,284
Robert J. Fisher	2,632,497,357	63,560,483
Michael E. Lehman	2,053,321,855	642,735,985
Patricia E. Mitchell	2,643,336,742	52,721,098
M. Kenneth Oshman	2,345,367,311	350,690,529
Naomi O. Seligman	2,635,163,101	60,894,739

The nine nominees who received the highest number of votes (all of the above individuals) were elected to the Board of Directors, and will serve as directors until our next annual meeting and until his or her successor is elected and qualified.

(2)	Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2006:

FOR	AGAINST	ABSTAIN	NON-VOTES
2,496,772,296	177,640,411	21,645,133	0

The appointment was ratified.

(3)	Stockholder proposal regarding performance-based compensation:

FOR	AGAINST	ABSTAIN	NON-VOTES
643,614,223	859,721,397	24,999,419	1,167,722,801

The proposal was not approved.

(4)	Stockholder proposal regarding Sun’s stockholder rights plan:

FOR	AGAINST	ABSTAIN	NON-VOTES
1,260,684,735	239,923,432	27,726,872	1,167,722,801

The proposal was approved.

ITEM 6.    EXHIBITS

See Index to Exhibits on Page 53 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN MICROSYSTEMS, INC.

BY	/s/ STEPHEN T. McGOWAN
Stephen T. McGowan
Chief Financial Officer and Executive Vice President, Corporate Resources (Principal Financial Officer)

/s/ BARRY J. PLAGA
Barry J. Plaga
Corporate Controller and Vice President, Finance (Principal Accounting Officer)

Dated: February 3, 2006

INDEX TO EXHIBITS

Exhibit Number	Description
10.1*	1990 Employee Stock Purchase Plan, amended and restated on June 22, 2005
10.2*	2005 U.S. Non-Qualified Deferred Compensation Plan
10.3*	Amendment to U.S. Non-Qualified Deferred Compensation Plan, dated as of December 23, 2005.
10.4*	U.S. Vice President Severance Plan, as amended and restated on October 27, 2005.
10.5*	FY06 Quarterly Bonus Plan, amended and restated as of December 26, 2005
15.1	Letter re Unaudited Interim Financial Information
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certificate of Chief Executive Officer
32.2	Section 1350 Certificate of Chief Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.