Form 10-Q
period 2006-03-26
SUN MICROSYSTEMS, INC.
filed 2006-05-05
CIK 709519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2006

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒        NO    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act) (Check one);

Large accelerated filer    ☒                    Accelerated filer    ☐                    Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES    ☐        No    ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2006
Common Stock — $0.00067 par value	3,497,720,742

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 26, 2006	March 27, 2005	March 26, 2006	March 27, 2005
Net revenues:
Products	$2,035	$1,683	$5,847	$5,199
Services	1,142	944	3,393	2,897

Total net revenues	3,177	2,627	9,240	8,096
Cost of sales:
Cost of sales-products (including stock-based compensation expense of $3 and $8)(1)	1,152	975	3,341	3,044
Cost of sales-services (including stock-based compensation expense of $7 and $21)(1)	658	565	1,909	1,694

Total cost of sales	1,810	1,540	5,250	4,738

Gross margin	1,367	1,087	3,990	3,358
Operating expenses:
Research and development (including stock-based compensation expense of $19 and $54)(1)	523	450	1,503	1,313
Selling, general and administrative (including stock-based compensation expense of $28 and $79)(1)	1,020	735	2,904	2,131
Restructuring charges	36	44	58	176
Purchased in-process research and development	—	—	60	—

Total operating expenses	1,579	1,229	4,525	3,620

Operating loss	(212)	(142)	(535)	(262)
Gain on equity investments, net	4	2	31	7
Interest and other income, net	26	91	95	155

Loss before income taxes	(182)	(49)	(409)	(100)
Provision for (benefit from) income taxes	35	(21)	154	57

Net loss	$(217)	$(28)	$(563)	$(157)

Net loss per common share-basic and diluted	$(0.06)	$(0.01)	$(0.16)	$(0.05)

Shares used in the calculation of net loss per common share — basic and diluted	3,443	3,376	3,425	3,358

(1)	For the three and nine months ended March 26, 2006, respectively.

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	March 26, 2006	June 30, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,641	$2,051
Short-term marketable debt securities	1,231	1,345
Accounts receivable, net	2,301	2,231
Inventories	574	431
Deferred and prepaid tax assets	279	255
Prepaid expenses and other current assets	687	878

Total current assets	6,713	7,191
Property, plant and equipment, net	1,880	1,769
Long-term marketable debt securities	1,557	4,128
Goodwill	2,487	441
Other acquisition-related intangible assets, net	1,083	113
Other non-current assets, net	650	548

	$14,370	$14,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$505	$—
Accounts payable	1,315	1,167
Accrued payroll-related liabilities	744	713
Accrued liabilities and other	930	1,014
Deferred revenues	1,684	1,648
Warranty reserve	244	224

Total current liabilities	5,422	4,766
Long-term debt	585	1,123
Long-term deferred revenues	472	544
Other non-current obligations	1,504	1,083
Total stockholders’ equity	6,387	6,674

	$14,370	$14,190

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Nine Months Ended
	March 26, 2006	March 27 2005
Cash flows from operating activities:
Net loss	$(563)	$(157)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	440	497
Amortization of other acquisition-related intangible assets	242	57
Stock-based compensation expense	162	15
Purchased in-process research and development	60	—
Gain on equity investments, net	(31)	(7)
Deferred taxes	(9)	(107)
Changes in operating assets and liabilities:
Accounts receivable, net	229	338
Inventories	30	79
Prepaid and other assets	264	(265)
Accounts payable	(6)	16
Other liabilities	(588)	(292)

Net cash provided by operating activities	230	174

Cash flows from investing activities:
Increase in restricted cash	(63)	—
Purchases of marketable debt securities	(1,652)	(5,115)
Proceeds from sales of marketable debt securities	4,038	4,066
Proceeds from maturities of marketable debt securities	289	651
Proceeds from sales of equity investments, net	17	47
Acquisition of property, plant and equipment, net	(193)	(199)
Acquisition of spare parts and other assets	(53)	(68)
Payments for acquisitions, net of cash acquired	(3,150)	(45)

Net cash used in investing activities	(767)	(663)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	127	134
Principal payments on borrowings	—	(252)

Net cash provided by (used in) financing activities	127	(118)

Net decrease in cash and cash equivalents	(410)	(607)
Cash and cash equivalents, beginning of period	2,051	2,141

Cash and cash equivalents, end of period	$1,641	$1,534

Supplemental disclosure of cash flow information:
Interest paid (net of interest received from swap agreements of $80 and $89, respectively)	$46	$27

Income taxes paid (net of refunds of $159 and $19, respectively)	$36	$310

Supplemental schedule of noncash investing activities:
Stock and options issued in connection with acquisitions	$89	$1

Net issuance of nonvested stock awards	$162	$—

See accompanying notes.

SUN MICROSYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Description of Business

Sun Microsystems, Inc.’s (Sun) business is singularly focused on providing network computing products and services. Network computing has been at the core of our offerings for the 24 years of our existence and is based on the premise that the power of a single computer can be increased dramatically when interconnected with other computer systems for the purposes of communication and sharing of computing power. Together with our partners, we provide network computing infrastructure solutions that comprise Computer Systems (hardware and software), Data Management (formerly known as Network Storage) (hardware and software), Support Services and Client solutions and Educational services. Our customers use our products and services to build mission-critical network computing environments to operate essential elements of their businesses. Our network computing infrastructure solutions are used in a wide range of technical, scientific, business and engineering applications in industries such as telecommunications, government, financial services, manufacturing, education, retail, life sciences, media and entertainment, transportation, energy/utilities and healthcare.

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

2.    Summary of Significant Accounting Policies

Fiscal Year

Sun’s first three quarters in fiscal year 2006 ended on September 25, 2005, December 25, 2005 and March 26, 2006. In fiscal year 2005, the quarters ended on September 26, 2004, December 26, 2004 and March 27, 2005. The fourth quarter in all fiscal years ends on June 30.

Basis of Presentation

The accompanying condensed consolidated financial statements (Interim Financial Statements) include the accounts of Sun and its subsidiaries. Intercompany accounts and transactions have been eliminated. We completed our acquisitions of StorageTek and SeeBeyond Technology Corporation (SeeBeyond) as of August 31, 2005 and August 25, 2005, respectively. As a result, our condensed consolidated financial statements for the nine months ended March 26, 2006 included the results for StorageTek and SeeBeyond from the date of each acquisition.

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

If we had earned a profit during the three and nine months ended March 26, 2006, we would have added 37 million and 21 million, respectively, common equivalent shares to our basic weighted-average shares outstanding to compute the diluted weighted-average shares outstanding. If we had earned a profit during the three and nine months ended March 27, 2005, we would have added 25 million and 27 million common equivalent shares, respectively, to our basic weighted-average shares outstanding to compute the diluted weighted-average shares outstanding.

Recent Pronouncements

In October 2004, The American Jobs Creation Act of 2004 (the Jobs Act) was signed into law. The Jobs Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at a favorable effective tax rate of 5.25%. On December 21, 2004, the Financial Accounting Standards Board (FASB) issued their staff position, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). FSP 109-2 allows companies additional time to evaluate the impact of the law and to record the tax effect of repatriation over several interim periods as they complete their assessment of repatriating all or a portion of these unremitted earnings. See Note 12 for further details.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R. We selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards’ vesting periods. We adopted SFAS 123R in the first quarter of fiscal 2006. See Note 9 for further details.

The adoption of the following accounting pronouncements in the first nine months of fiscal 2006 did not have a material impact on our results of operations and financial condition:

•	SFAS 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4”;

•	SFAS 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29”; and

•	Emerging Issues Task Force (EITF) Issue 05-06, “Determining the Amortization Period for Leasehold Improvements.”

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces Accounting Principles Board Opinions (APB) 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Sun in the first quarter of fiscal 2007.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. FSP 115-1 was adopted by Sun in the third quarter of fiscal 2006 and did not have a material impact on our results of operations and financial condition.

3.    Business Combinations

During the nine months ended March 26, 2006, we acquired Tarantella, Inc. (Tarantella), SeeBeyond and StorageTek as described below. Each acquisition has been accounted for as a purchase business combination. Certain aspects of the purchase price allocations for SeeBeyond and StorageTek are preliminary and have been made using initial estimates of value. Adjustments due to the finalization of these estimates will be included in the allocation of the purchase price if the adjustment is determined within the purchase price allocation period of up to twelve months from the date of acquisition. The operating results of each business purchased are included in Sun’s consolidated statement of operations from the date of each acquisition. Pro forma results of operations have not been presented for Tarantella and SeeBeyond because the effect of these acquisitions was not material to Sun on either an individual or an aggregated basis.

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

We purchased SeeBeyond for approximately $362 million in cash, $9 million in assumed options, and approximately $5 million in transaction costs. As of March 26, 2006, the total purchase price of $376 million was allocated on a preliminary basis as follows (in millions):

Goodwill	$255
Other intangible assets:
Customer base and other	53
Developed technology	34
Tangible assets acquired and net liabilities assumed	23
In-process research and development	11

Total	$376

The net liabilities assumed included approximately $12 million of preliminary acquisition-related restructuring costs associated with the integration of facilities and activities of SeeBeyond.

StorageTek

On August 31, 2005, we acquired all of the outstanding shares of StorageTek, a publicly held company based in Louisville, Colorado (NYSE: STK). Under the terms of the agreement, StorageTek stockholders received $37 per share in cash for each StorageTek share and certain holders of StorageTek stock options received cash equal to the difference between $37 per share and the exercise price of such options. In addition, certain other outstanding options to purchase StorageTek common stock were converted into options to purchase shares of our stock. StorageTek engages in the design, manufacture, sale and maintenance of data storage hardware and software, as well as the provisioning of support services worldwide. StorageTek helps customers gain control of their storage environments by reducing the time, cost and complexity of their storage infrastructures. We acquired StorageTek in order to offer customers a complete range of products, services and solutions for securely managing mission-critical data assets. The total purchase price of $4,082 million was comprised of (in millions):

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

Acquisition-related transaction costs include investment banking, legal and accounting fees and other third-party costs directly related to the acquisition.

Preliminary Purchase Price Allocation

The preliminary allocation of the total purchase price of StorageTek’s net tangible and identifiable intangible assets was based on their estimated fair values as of August 31, 2005. Adjustments to these estimates will be included in the allocation of the purchase price of StorageTek, if the adjustment is determined within the purchase price allocation period of up to twelve months. The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill. As of March 26, 2006, the total purchase price of $4,082 million has been allocated as follows (in millions):

Goodwill	$1,772
Other intangible assets	1,113
Tangible assets acquired and liabilities assumed:
Cash and marketable debt securities	1,204
Other current assets	522
Non-current assets	335
Accounts payable and accrued liabilities	(587)
Other liabilities	(326)
In-process research and development	49

Total purchase price	$4,082

Other intangible assets

We have estimated the fair value of other intangible assets through the use of an independent third-party valuation firm that used the income approach to value these identifiable intangible assets which are subject to amortization. These estimates are based on a preliminary valuation and are subject to change upon management’s review of the final valuation. The following table sets forth the components of these other intangible assets at March 26, 2006 (dollars in millions):

	Preliminary Fair Value	Accumulated Amortization	Net Book Value as of March 26, 2006	Weighted Average Useful Life (in years)
Customer base	$540	$(102)	$438	4
Developed technology	507	(75)	432	4
Trademarks	55	(2)	53	16
Other	11	(2)	9	3

Total intangible assets	$1,113	$(181)	$932

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

Tangible assets acquired and net liabilities assumed

We have estimated the fair value of certain tangible assets acquired and liabilities assumed. Since the date of acquisition, certain estimates have been adjusted through the allocation of the purchase price and continue to be subject to change. These estimates include those relating to deferred taxes and acquisition-related restructuring costs. We currently have provided a full valuation allowance on the acquired deferred tax assets. Adjustments to these acquired deferred taxes may be required upon the merger of the acquired foreign legal entities into a combined legal entity structure. Our acquisition-related restructuring liabilities were estimated based on an integration plan which focuses principally on the elimination of duplicative activities and facilities as discussed in Note 6.

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

Pro forma results

The unaudited financial information in the table below summarizes the combined results of operations of Sun and StorageTek, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. Sun’s results of operations for the three and nine months ended March 26, 2006 included the results of StorageTek since August 31, 2005, the date of acquisition. The unaudited pro forma financial information for the nine months ended March 26, 2006 combines Sun’s results for these periods with the results for StorageTek for the period from July 2, 2005 to August 30, 2005. The unaudited pro forma financial information for the three and nine months ended March 27, 2005 combines Sun’s results for this period with StorageTek’s results for the three and nine months ended April 1, 2005. The pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented (in millions, except for per share amounts):

	Three Months Ended		Nine Months Ended
	March 26, 2006	March 27, 2005	March 26, 2006	March 27, 2005
Revenues	$3,177	$3,101	$9,437	$9,696
Net loss	$(210)	$(104)	$(620)	$(342)
Net loss per share — basic and diluted	$(0.06)	$(0.03)	$(0.18)	$(0.10)

4.    Goodwill and Other Acquisition-related Intangible Assets

Information regarding our goodwill is as follows (in millions):

Balance as of June 30, 2005	$441
Goodwill acquired during the period	2,046

Balance as of March 26, 2006	$2,487

We are currently assessing the allocation of goodwill acquired through our acquisitions of StorageTek and SeeBeyond to our operating segments and expect to complete our assessment by the end of the fiscal year.

Information regarding our other acquisition-related intangible assets is as follows (in millions):

	Gross Carrying Amount			Accumulated Amortization			Net
	June 30, 2005	Additions	March 26, 2006	June 30, 2005	Additions	March 26, 2006	March 26, 2006
Developed technology	$437	$550	$987	$(339)	$(117)	$(456)	$531
Customer base	55	593	648	(48)	(116)	(164)	484
Trademark	6	57	63	(6)	(3)	(9)	54
Acquired workforce and other	82	12	94	(74)	(6)	(80)	14

	$580	$1,212	$1,792	$(467)	$(242)	$(709)	$1,083

Amortization expense of other acquisition-related intangible assets was $89 million and $242 million for the three and nine months ended March 26, 2006, respectively, and $19 million and $57 million for the three and nine months ended March 27, 2005, respectively. Our acquisition-related intangible assets are primarily amortized over periods ranging from one to five years on a straight-line basis.

Estimated amortization expense for other acquisition-related intangible assets on our March 26, 2006 balance sheet for the fiscal years ending June 30, is as follows (in millions):

Remainder of 2006	$88
2007	331
2008	313
2009	261
2010	52
Thereafter	38

$1,083

5.    Balance Sheet Details

Inventories

Inventories consisted of the following (in millions):

	March 26, 2006	June 30, 2005
Raw materials	$49	$48
Work in process	125	121
Finished goods	400	262

	$574	$431

Deferred Revenues

The following table sets forth an analysis of our deferred revenue activity (in millions):

	Deferred services revenues	Other deferred revenues	Total
Balance at June 30, 2005	$1,652	$540	$2,192
Deferred revenue acquired through acquisitions	117	12	129
Revenue deferred	2,383	869	3,252
Revenue recognized	(2,501)	(916)	(3,417)

Balance at March 26, 2006	1,651	505	2,156
Less short-term portion	(1,210)	(474)	(1,684)

Total long-term deferred revenues	$441	$31	$472

Warranty Reserve

We accrue for our product warranty costs at the time of shipment. These product warranty costs are estimated based upon our historical experience and specific identification of product requirements, which may fluctuate based on product mix.

The following table sets forth an analysis of the warranty reserve activity (in millions):

Balance at June 30, 2005	$224
Warranty reserve acquired through acquisitions	35
Charged to costs and expenses	250
Utilized	(265)

Balance at March 26, 2006	$244

6.    Restructuring Costs

In accordance with SFAS 112, “Employers’ Accounting for Post Employment Benefits” (SFAS 112) and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), we recognized a total of $36 million and $58 million in restructuring charges in the three and nine months ended March 26, 2006, respectively, and $44 million and $176 million for the three and nine months ended March 27, 2005, respectively. In addition, we incurred restructuring related costs associated with acquisitions that are not included as expenses within our consolidated results of operations. This is because U.S. GAAP requires these costs to be recorded as assumed liabilities in our Consolidated Balance Sheets as of the date of acquisition. Our material restructuring related assumed liabilities are disclosed below in the section entitled Acquisition-related Restructuring Costs.

We estimated the cost of exiting and terminating our facility leases or acquired leases by referring to the contractual terms of the agreements and by evaluating the current real estate market conditions. In addition, we have estimated sublease income by evaluating the current real estate market conditions or, where applicable, by referring to amounts being negotiated. As of March 26, 2006, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $63 million. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon the commercial real estate market conditions in certain geographies at the time we perform our evaluations or negotiate the lease termination and sublease arrangements with third parties. The amounts we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change.

Restructuring Plan V

In June 2005, we implemented a workforce reduction and in July 2005, we committed to a facility exit plan (Restructuring Plan V). In a continuing effort to improve our cost structure and improve operating efficiencies, we planned to reduce our workforce by approximately 1,000 employees across all employee levels, business functions, operating units and geographic regions. Through the nine months ended March 26, 2006, we reduced our workforce by approximately 700 employees under this plan. In the three and nine months ended March 26, 2006, we recognized a total of $27 million and $49 million, respectively, in charges associated with Restructuring Plan V, consisting solely of workforce reduction charges. In addition, we plan to eliminate excess facility capacity in light of revised facility requirements.

We anticipate recording additional charges related to our workforce and facilities reductions over the next several quarters, the timing of which will depend upon the timing of notification of the employees leaving Sun as determined by local employment laws and as we exit facilities. In addition, we anticipate incurring additional charges associated with productivity improvement initiatives and expense reduction measures. The total amount and timing of these charges will depend upon the nature, timing and extent of these future actions.

Restructuring Plans Prior to Phase V

In March 2004, we implemented a plan to reduce our cost structure and improve operating efficiencies by reducing our workforce, exiting facilities and implementing productivity improvement initiatives and expense reduction measures (Restructuring Plan IV). This plan included reducing our workforce by at least 3,300 employees across all levels, business functions, operating units and geographic regions. Through the end of fiscal 2005, we reduced our workforce by approximately 4,150 employees under this plan. As of March 26, 2006, all employees to be terminated as a result of Restructuring Plan IV had been notified. While most of the severance and related fringe benefits have been paid, in accordance with local employment laws, we expect to pay the remaining restructuring accrual related to severance over the next few quarters.

We committed to restructuring plans in fiscal 2004, 2003 and 2002 (Restructuring Plans IV, III and II, respectively) and a facility exit plan in fiscal 2001 (Facility Exit Plan I). These plans included eliminating excess facility capacity in light of revised facility requirements and other actions. We recorded initial restructuring charges in fiscal 2004, 2003, 2002 and 2001 based on assumptions and related estimates that we deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to the uncertainty of the commercial real estate markets in certain geographies, and the final settlement of certain lease obligations, we have made appropriate adjustments to the initial restructuring charges. These changes to the previous estimates have been reflected as “Provision adjustments” in the period the changes in estimates were made. Accrued lease costs during fiscal 2006 primarily relate to accretion expense.

All facilities relating to the amounts accrued under these restructuring plans were exited by June 30, 2005.

The following table sets forth an analysis of our restructuring accrual activity for the nine months ended March 26, 2006 (in millions):

	Restructuring Plan V	Restructuring Plan IV		Restructuring Plan III	Restructuring Plan II	Facility Exit Plan I
	Severance and Benefits	Severance and Benefits	Facilities Related and Other	Facilities Related	Facilities Related	Facilities Related	Total
Balance as of June 30, 2005	$44	$37	$157	$77	$129	$26	$470
Severance and benefits	49	5	—	—	—	—	47
Accrued lease costs	—	—	8	—	—	—	8
Provision adjustments	—	—	(1)	(2)	2	(3)	3

Total restructuring charges	49	5	7	(2)	2	(3)	58
Cash paid	(61)	(31)	(35)	(14)	(15)	(11)	(167)

Balance as of March 26, 2006	$32	$11	$129	$61	$116	$12	$361

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. Our accrual as of March 26, 2006 for facility-related leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2023. As of March 26, 2006, $114 million of the total $361 million accrual for workforce reductions and facility-related leases was classified as current accrued liabilities and other and the remaining $247 million was classified as other non-current obligations.

Acquisition-related Restructuring Costs

As a result of our acquisition of StorageTek, we recorded preliminary acquisition-related restructuring costs associated with the costs of integrating operating locations and activities of StorageTek with those of Sun. As noted above, U.S. GAAP requires that these acquisition-related restructuring costs, which are not associated with the generation of future revenues and have no future economic benefit, be recorded as assumed liabilities in the allocation of the purchase price. As a result, during the nine months ended March 26, 2006, we recorded approximately $70 million of restructuring costs in connection with the StorageTek acquisition, which are based upon plans committed to by management. These costs were accounted for under EITF 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations,” and accordingly were recognized as restructuring liabilities assumed in the business combination. The following table sets forth an analysis of the components of the preliminary acquisition-related restructuring liabilities included in the purchase price allocation for StorageTek for the nine months ended March 26, 2006 (in millions):

	Severance and Benefits	Facilities Related	Total
Balance as of June 30, 2005	$—	$—	$—
Acquisition-related restructuring liabilities	26	44	70
Cash paid	(12)	(2)	(14)

Balance as of March 26, 2006	$14	$42	$56

As of March 26, 2006, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $8 million.

The acquisition-related restructuring costs are based on our integration plan which focuses principally on the elimination of duplicative activities. The balance of the StorageTek workforce reduction at March 26, 2006 is expected to be utilized during the remainder of fiscal 2006 and fiscal 2007 and is expected to be funded through cash flows from the combined operations. Certain aspects of the integration plan are still being finalized, including the evaluation of acquired facilities and workforce. Any changes resulting from the finalization of the integration plan could result in adjustments to our current estimates. As permitted under U.S. GAAP, these adjustments would be reflected in the allocation of the purchase price if made within twelve months from the date of acquisition.

7.    Comprehensive Income (loss)

The components of comprehensive loss were as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 26, 2006	March 27, 2005	March 26, 2006	March 27, 2005
Net loss	$(217)	$(28)	$(563)	$(157)
Change in unrealized value on investments, net	5	(26)	(27)	(17)
Change in unrealized fair value of derivative instruments and other, net	(12)	7	(15)	(1)
Translation adjustments, net	27	13	(61)	99

	$(197)	$(34)	$(666)	$(76)

The components of accumulated other comprehensive income were as follows (in millions):

	March 26, 2006	June 30, 2005
Unrealized gains (losses) on investments, net	$(16)	$11
Unrealized gains (losses) on derivative instruments and other, net	(13)	2
Cumulative translation adjustments, net	134	195

	$105	$208

8.    Income Taxes

For the third quarter and first nine months of fiscal 2006, we recorded an income tax provision of $35 million and $154 million, respectively, compared with a tax benefit of $21 million and tax provision of $57 million for the corresponding periods of fiscal 2005. These tax provisions were primarily recorded for taxes due on income generated in certain state and foreign tax jurisdictions.

Our income tax provision during the first nine months of fiscal 2006, included a charge recorded in the second quarter associated with corrections of previously filed tax returns. This charge was partially offset by a benefit recorded in the third quarter associated with adjusting estimated amounts to actual liabilities resulting from the filing of prior years’ tax returns. These adjustments are immaterial to our results of operations and financial condition for the current period as well as the prior affected periods.

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

During the third quarter of fiscal 2006, we received a revenue agent report from the Internal Revenue Service relating to their examination of our tax returns filed for fiscal years 2001 and 2002. Pursuant to the report, the Internal Revenue Service has proposed various adjustments resulting in additional tax of approximately $27 million. On April 17, 2006, we filed a protest with the Internal Revenue Service to contest several items. Although the ultimate outcome is unknown, we believe that we have adequately reserved for these potential adjustments and the final outcome will not have a material adverse affect on our results of operations.

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

9.    Stock-Based Compensation

We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options, nonvested stock awards (also known as restricted stock and restricted stock units that are settled in stock). These awards are granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting 20% on each annual anniversary of the grant date over five years and expire eight years from the grant date. Nonvested stock awards are generally time-based and vest 50% in two tranches within a five year period from the grant date. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Effective May 2006, our ESPP plan was modified to allow employees to purchase shares of common stock at 85% of the fair market value at the date of purchase. Shares issued as a result of stock option exercises, nonvested stock and our ESPP are generally first issued out of treasury stock. As of March 26, 2006, we had approximately 374 million shares of common stock reserved for future issuance under our stock option plans and ESPP.

On July 1, 2005, we adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended March 26, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to July 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense resulting from stock options, nonvested stock awards, ESPP and options assumed as a result of our acquisitions included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended March 26, 2006	Nine Months Ended March 26, 2006
Cost of sales — products	$3	$8
Cost of sales — services	7	21
Research and development	19	54
Selling, general and administrative	28	79

Stock-based compensation expense before income taxes	57	162
Income tax benefit	—	—

Total stock-based compensation expense after income taxes	$57	$162

Net cash proceeds from the exercise of stock options were $34 million and $74 million for the three and nine months ended March 26, 2006, respectively, and $20 million and $73 million for the three and nine months ended March 27, 2005, respectively. No income tax benefit was realized from stock option exercises during the three and nine months ended March 26, 2006 and March 25, 2005. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Prior to the adoption of SFAS 123R, we applied SFAS 123, amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148), which allowed companies to apply the existing accounting rules under APB 25, “Accounting for Stock Issued to Employees”, and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in our net income (loss) for periods prior to the adoption of SFAS 123R. As required by SFAS 148 prior to the adoption of SFAS 123R, we provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

The following table illustrates the effect on net income (loss) after tax and net income (loss) per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three and nine months ended March 27, 2005 (in millions, except per share amounts):

	Three Months Ended March 27, 2005	Nine Months Ended March 27, 2005
Pro forma net loss:
Net loss after tax	$(28)	$(157)
Add: stock-based compensation costs included in reported net loss (net of tax effects of none in all periods)	5	15
Deduct: stock-based compensation costs (net of tax effects of none in all periods) under SFAS 123	(58)	(424)

Pro forma net loss after tax	$(81)	$(566)

Pro forma basic and diluted net loss per common share:
Pro forma shares used in the calculation of pro forma net loss per common share — basic and diluted	3,376	3,358
Pro forma net loss per common share — basic and diluted	$(0.02)	$(0.17)
Reported net loss per common share — basic and diluted	$(0.01)	$(0.05)

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and nine months ended March 26, 2006 and March 27, 2005, respectively:

Options	Three Months Ended		Nine Months Ended
	March 26, 2006	March 27, 2005	March 26, 2006	March 27, 2005
Expected life (in years)	4.8	5.7	4.8	5.9
Interest rate	4.43%	3.84%	4.19%	3.65%
Volatility	41.60%	67.27%	42.58%	68.22%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$1.85	$2.58	$1.62	$2.53

Employee Stock Purchase Plan	Three Months Ended		Nine Months Ended
	March 26, 2006	March 27, 2005	March 26, 2006	March 27, 2005
Expected life (in years)	0.5	0.5	0.5	0.5
Interest rate	4.25%	2.18%	3.76%	1.51%
Volatility	31.40%	41.13%	36.45%	41.67%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$0.93	$1.11	$0.96	$1.04

Our computation of expected volatility for the three and nine months ended March 26, 2006 is based on a combination of historical and market-based implied volatility. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Stock option activity for the nine months ended March 26, 2006, is as follows (in millions, except per share and term amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2005	557	$11.94
Grants and acquisition-related assumed options	91	3.26
Exercises	(27)	2.72
Forfeitures or expirations	(57)	11.79

Outstanding at March 26, 2006	564	$11.00	4.4	$385

Exercisable at March 26, 2006	380	$14.47	3.4	$164

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Sun’s closing stock price on the last trading day of our third quarter of fiscal 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 26, 2006. This amount changes based on the fair market value of Sun’s stock. Total intrinsic value of options exercised is $21 million and $41 million for the three and nine months ended March 26, 2006, respectively. Total fair value of options vested is $18 million and $109 million for the three and nine months ended March 26, 2006, respectively.

As of March 26, 2006, $369 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3 years.

In July 2005, our Board of Directors approved a one-time targeted recognition and retention program, which included the issuance of approximately 18 million shares of restricted stock to certain employees and executive officers with a purchase price of no greater than $0.01 per share. These shares of restricted stock generally vest 50% on the first anniversary of the grant date and 50% six months thereafter.

The following table summarizes our restricted stock and restricted stock unit activity for the nine months ended March 26, 2006 (in millions, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested stock at June 30, 2005	2	$4.80
Granted	42	4.07
Vested	—	—
Forfeited	(1)	3.86

Nonvested stock at March 26, 2006	43	$4.10

As of March 26, 2006, we retained purchase rights to 19 million shares of restricted stock issued pursuant to stock purchase agreements and other stock plans at a weighted-average price of approximately $0.01.

As of March 26, 2006, $129 million of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted-average period of two years.

10.    Operating Segments

We design, manufacture, market and service network computing infrastructure solutions that consist of Computer Systems (hardware and software), Data Management (hardware and software), Support services, Client solutions and Educational services. Our President and Chief Executive Officer has been identified as the Chief Operating Decision

Maker (CODM) as defined by SFAS 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131). The CODM continues to manage our company based primarily on broad functional categories of sales, services, manufacturing, product development and engineering and marketing and strategy. The CODM reviews financial information on revenues and gross margins for products and services. The CODM also reviews operating expenses certain of which have been allocated to our two segments described below.

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

We have a Global Sales and Services Organization (GSS) (formerly known as our Global Sales Organization) that is responsible for selling all of our products and managing the majority of our accounts receivable. Our CODM holds this organization accountable for overall products and services revenue and margins at a consolidated level. In addition, we have a Worldwide Marketing Organization (WMO) that is responsible for developing and executing Sun’s overall corporate, strategic and product marketing and advertising strategies. Our CODM looks to this functional organization for advertising, pricing and other marketing strategies for the products and services delivered to market. Operating expenses (primarily sales, marketing and administrative) related to the GSS, the WMO and StorageTek’s comparable functions are not allocated to the reportable segments and, accordingly, are included under the Other segment reported below.

Segment information

The following table presents revenues, interdivision revenues and operating income (loss) for our segments. The Other segment consists of certain functional groups that did not meet the requirements for a reportable segment as defined by SFAS 131, such as GSS and WMO and other miscellaneous functions such as Corporate (in millions):

	Product Group	Services	Other	Total
Three Months Ended:

March 26, 2006
Revenues	$2,035	$1,142	$—	$3,177
Interdivision revenues	58	84	(142)	—
Operating income (loss)	379	391	(982)	(212)

March 27, 2005
Revenues	$1,683	$944	$—	$2,627
Interdivision revenues	141	96	(237)	—
Operating income (loss)	258	339	(739)	(142)

Nine Months Ended:

March 26, 2006
Revenues	$5,847	$3,393	$—	$9,240
Interdivision revenues	174	265	(439)	—
Operating income (loss)	1,066	1,257	(2,858)	(535)

March 27, 2005
Revenues	$5,199	$2,897	$—	$8,096
Interdivision revenues	479	300	(779)	—
Operating income (loss)	833	1,091	(2,186)	(262)

11.    Legal Proceedings

On April 20, 2004, we were served with a complaint in a case in the United States District Court for the Eastern District of Texas entitled Gobeli Research (Gobeli) v. Sun Microsystems, Inc. and Apple Computer, Inc. (Apple). The complaint alleged that Sun products, including our Solaris™ Operating System, infringed on a Gobeli patent related to a system and method for controlling interrupt processing. We settled all outstanding claims against us in this case during our third fiscal quarter for an amount that was immaterial to our results of operations and financial condition.

12.    Subsequent Events

On April 27, 2006, our Chief Executive Officer and Board of Directors approved our domestic reinvestment plan. As a result, we intend to repatriate up to $2 billion in unremitted foreign earnings by June 30, 2006, of which $1.6 billion is eligible to be taxed at a reduced effective tax rate under the Foreign Earnings Repatriation Provision of the American Jobs Creation Act. Upon repatriation, we will incur a tax charge in the range of $60 million to $80 million and expect to realize a loss of approximately $15 million associated with the liquidation of a portion of our marketable debt securities portfolio.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders, Sun Microsystems, Inc.

We have reviewed the condensed consolidated balance sheet of Sun Microsystems, Inc. as of March 26, 2006, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended March 26, 2006 and March 27, 2005, and the condensed consolidated statements of cash flows for the nine-month periods ended March 26, 2006 and March 27, 2005. These financial statements are the responsibility of the Company’s management.

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

April 21, 2006

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

During the first quarter of fiscal 2006, we leveraged our financial strength to make a strategic acquisition of Storage Technology Corporation (StorageTek). With this acquisition, we broadened our system strategy by offering our customers a complete range of storage products, services and solutions including StorageTek’s Information Lifecycle Management (ILM) products, where we enable businesses to align the cost of storage with the value of information. We completed our acquisition of StorageTek on August 31, 2005. As a result, the results of operations for the nine months ended March 26, 2006 included the results for StorageTek from the date of acquisition. StorageTek has historically experienced a disproportionately high product revenue volume in the last month of each fiscal quarter. Therefore, the results of operations included for the nine months ended March 26, 2006 are not indicative of the results for a full nine months. StorageTek’s products revenues are included in Data Management products and StorageTek’s services revenues are included in Support services. Our discussion of our results of operations currently separately identifies the impact of the acquisition of StorageTek, however, as our integration activities proceed, it is likely that we will no longer be able to accurately provide such information in the future.

During the third quarter of fiscal 2006, we experienced a year over year increase in total net revenues of approximately 21%, which included an unfavorable foreign currency impact of approximately 4%. Excluding the revenues from StorageTek, we saw a year over year increase of 4% primarily due to the increase in our Products net revenue. Our Products net revenue of $2,035 million was favorably impacted by $244 million of storage revenue related to the operations of StorageTek and increased sales of our entry level servers due to the introduction of certain UltraSPARC IV+ and Opteron-based systems as well as an increase in the sales of other UltraSPARC IV systems. These increases were partially offset by reduced sales of our enterprise servers resulting from intense competition and a continuing shift in overall computer system demand towards our lower-priced entry-level systems. Our Services net revenue of $1,142 million was favorably impacted by $210 million of services revenue related to the operations of StorageTek. Excluding the revenues from StorageTek, Services net revenue was relatively flat and was impacted by a continued change in the mix towards maintenance contracts sold or renewed with lower levels of services and a shift in product sales mix to a greater proportion of low-end products, which are typically sold with reduced levels of services, offset by an increase in our on-site support and managed services revenue. Sequentially, we also experienced a decrease in total net revenues of approximately 5%, which reflects the normal seasonal decrease we experience between the second and third quarter.

During the third quarter of fiscal 2006, our year over year total gross margin increased by approximately 1.6 percentage points. Our year over year Products gross margin increased by approximately 1.3 percentage points as manufacturing and component cost reductions were partially offset by the unfavorable impact of discounting and pricing actions and an increase in amortization of our other acquisition-related intangible assets. Our year over year Services gross margin increased by 2.3 percentage points primarily due to the favorable impact of delivery efficiencies, offset by sales discounting actions and inefficiencies realized from decreased sales volume over a fixed cost base. Our sequential quarterly Products gross margin increased 1.4 percentage points as cost reductions were partially offset by changes in product mix to a greater proportion of lower-margin products. Sequentially, Services gross margin decreased by 1.2 percentage points primarily due to continued change in sales mix towards maintenance contracts sold or renewed with lower services levels and a shift in product sales mix to a greater proportion of low-end products, which are typically sold with reduced levels of services.

During the third quarter of fiscal 2006, as compared with the corresponding period of fiscal 2005, our research and development expenses increased $73 million and our sales, general and administrative expenses increased $285 million. These increases were primarily due to the inclusion of operating expenses related to StorageTek, an increase in amortization of other acquisition-related intangible assets and stock-based compensation expense. Sequentially, our quarterly research and development expenses decreased $18 million and our sales, general and administrative expenses decreased $36 million primarily due to a reduction in other acquisition-related intangible asset amortization.

Our results of operations for the third quarter and first nine months of fiscal 2006 were significantly impacted by the adoption of Statement of Financial Accounting Standards (SFAS) 123R (revised 2004), “Share-Based Payments” (SFAS 123R) in the first quarter of fiscal 2006, which required us to recognize a non-cash expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method of adoption requiring us to include this stock-based compensation charge in our results beginning in the first quarter of 2006 without restating prior periods to include stock-based compensation expense. Of the $57 million in stock-based compensation expense recognized in the third quarter of fiscal 2006, $3 million is included in cost of goods sold-products, $7 million is included in cost of goods sold-services, $19 million is included in research and development expense and $28 million is included in sales, general and administrative expense. Of the $162 million in stock-based compensation expense recognized in the first nine months of fiscal 2006, $8 million is included in cost of goods sold-products, $21 million is included in cost of goods sold-services, $54 million is included in research and development expense and $79 million is included in sales, general and administrative expense.

During the first nine months of fiscal 2006, our operating activities provided cash flows of $230 million. Our focus on cash management remains a top priority and we plan to continue to drive improvement in our cash conversion cycle. At March 26, 2006 we had total cash, cash equivalents and marketable debt securities of approximately $4.4 billion, which decreased from $7.5 billion as of June 30, 2005, primarily due to cash paid for our acquisitions of StorageTek and SeeBeyond during the first quarter of fiscal 2006.

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

We believe there have been no significant changes during the first nine months of fiscal 2006 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2005 Form 10-K, except as noted below.

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

Stock-Based Compensation Expense

We account for stock-based compensation in accordance with the provisions of SFAS 123R. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected lives.

RESULTS OF OPERATIONS

Net Revenues

(dollars in millions, except revenue per employee dollars in thousands)

	Three Months Ended			Nine Months Ended
	March 26, 2006	March 27, 2005	Change	March 26, 2006	March 27, 2005	Change
Computer Systems products	$1,474	$1,391	6.0%	$4,186	$4,250	(1.5)%
Data Management products	561	292	92.1%	1,661	949	75.0%

Products net revenue	$2,035	$1,683	20.9%	$5,847	$5,199	12.5%
Percentage of total net revenues	64.1%	64.1%	—pts	63.3%	64.2%	(0.9) pts
Support services	$904	$734	23.2%	$2,692	$2,253	19.5%
Client solutions and Educational services	238	210	13.3%	701	644	8.9%

Services net revenue	$1,142	$944	21.0%	$3,393	$2,897	17.1%
Percentage of total net revenues	35.9%	35.9%	—pts	36.7%	35.8%	0.9 pts
Total net revenues	$3,177	$2,627	20.9%	$9,240	$8,096	14.1%
Revenue per employee(1)	$83	$82	1.2%	$241	$248	(2.8)%

(1)	Revenue per employee is calculated by dividing the revenue during the period by the average number of employees during the period, including contractors. We use this as a measure of our productivity.

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

Due to the generally strengthened U.S. dollar during the third quarter and first nine months of fiscal 2006, as compared with the corresponding periods of fiscal 2005, our total net revenues were unfavorably impacted by foreign currency exchange rates. The net foreign currency impact to our total net revenues is difficult to precisely measure. However, our best estimate of the foreign exchange rate impact during the third quarter and first nine months of fiscal 2006, as compared with the corresponding periods of fiscal 2005, approximated 4% and 2%, respectively, of Products net revenue and approximated 4% and 2%, respectively, of Services net revenue.

Products Net Revenue

Products net revenue consists of revenue generated from the sale of Computer Systems and Data Management products.

During the third quarter of fiscal 2006, as compared with the corresponding period in fiscal 2005, Computer Systems revenue increased primarily due to increased sales of our entry level servers due to the introduction of certain UltraSPARC IV+ and Opteron-based systems as well as an increase in sales for other UltraSPARC IV systems. This increase was partially offset by reduced sales of our enterprise servers resulting from intense competition and a continuing shift in overall computer system demand towards the usage of our lower-priced entry-level systems. However, during the first nine months of fiscal 2006, as compared with the corresponding period in fiscal 2005, Computer Systems revenue decreased as reduced sales of our enterprise and data center servers were only partially offset by increased sales of our entry level servers.

During the third quarter and first nine months of fiscal 2006, as compared with the corresponding periods in fiscal 2005, Data Management Products revenue included $244 million and $739 million, respectively, related to the operations of StorageTek, primarily the sales of their tape and network storage products. Excluding the revenues from StorageTek, Data Management products revenue increased by $25 million and decreased by $27 million during the third quarter and first nine months of fiscal 2006, respectively. The increase during the third quarter of fiscal 2006 was primarily due to increased sales of our data center storage systems, partially offset by reduced sales of our entry level storage systems. The decrease during the first nine months of fiscal 2006 was primarily due to reduced sales of our entry level storage systems, only partially offset by increased sales of our data center storage systems.

Services Net Revenue

Services net revenue consists of revenue generated from Support services, Client solutions and Educational services.

Support services revenue consists primarily of maintenance contract revenue, which is recognized ratably over the contractual period. During the third quarter and first nine months of fiscal 2006, Support services net revenue included $185 million and $465 million, respectively, related to the operations of StorageTek. Excluding the revenues from StorageTek, Support services revenues decreased by $15 million and $26 million during the third quarter and first nine months of fiscal 2006, respectively, as compared with the corresponding periods in fiscal 2005. These decreases were primarily due to the unfavorable impact of foreign exchange, a continued change in the mix towards maintenance contracts sold or renewed with lower service levels and a shift in product sales mix to a greater proportion of low-end products, which are typically sold with reduced levels of services. These decreases were partially offset by increases in our site support and managed services revenues.

Client solutions and Educational services revenue consist primarily of revenue generated from professional services, such as technical consulting that helps our customers plan, implement, and manage distributed network computing environments. During the third quarter and first nine months of fiscal 2006, Client solutions and Educational services revenue included $25 million and $60 million, respectively, related to the operations of StorageTek. Excluding the revenues from StorageTek, Client solutions and Educational services revenue was relatively flat during the third quarter and first nine months of fiscal 2006, as compared with the corresponding periods in fiscal 2005. During the first nine months of fiscal 2006, as compared with the first nine months of fiscal 2005, revenue decreased due to solution-based sales to a health care services provider and an educational institution recognized in the first quarter of fiscal 2005 which did not recur in fiscal 2006. However, this decrease was offset by an increase in revenues from employee development and web-learning initiatives adopted by our customers during the first nine months of fiscal 2006.

Net Revenues by Geographic Area

(dollars in millions)

	Three Months Ended		Change	Nine Months Ended		Change
	March 26, 2006	March 27, 2005		March 26, 2006	March 27, 2005
United States (U.S.)	$1,325	$982	34.9%	$3,857	$3,217	19.9%
Percentage of total net revenues	41.7%	37.4%	4.3 pts	41.7%	39.7%	2.0pts
International Americas (Canada and Latin America)	$207	$144	43.8%	$542	$418	29.7%
Percentage of total net revenues	6.5%	5.5%	1.0 pts	5.9%	5.2%	0.7pts
EMEA (Europe, Middle East and Africa)	$1,119	$1,009	10.9%	$3,328	$3,019	10.2%
Percentage of total net revenues	35.2%	38.4%	(3.2) pts	36.0%	37.3%	(1.3) pts
APAC (Asia, Australia and New Zealand)	$526	$492	6.9%	$1,513	$1,442	4.9%
Percentage of total net revenues	16.6%	18.7%	(2.1) pts	16.4%	17.8%	(1.4) pts
Total International revenues	$1,852	$1,645	12.6%	$5,383	$4,879	10.3%
Percentage of total net revenues	58.3%	62.6%	(4.3) pts	58.3%	60.3%	(2.0) pts
Total net revenues	$3,177	$2,627	20.9%	$9,240	$8,096	14.1%

United States (U.S.)

During the third quarter and first nine months of fiscal 2006, as compared with the corresponding periods of fiscal 2005, net revenues in the U.S. included $222 million and $618 million, respectively, related to the operations of StorageTek and $9 million and $26 million, respectively, related to the operations of SeeBeyond. Excluding revenues from StorageTek and SeeBeyond, net revenues in the U.S. increased $112 million and decreased by $4 million during the third quarter and first nine months of fiscal 2006, as compared with the corresponding periods of fiscal 2005, respectively. We experienced increased sales of our entry level servers due to the introduction of certain UltraSPARC IV+ and Opteron-based systems in the second quarter of fiscal 2006 as well as increased sales of other UltraSPARC IV systems primarily as a result of increased demand in the telecommunications sector.

The following table sets forth net revenues in those geographic markets that contributed significantly to international net revenues during the third quarter and first nine months of fiscal 2006:

(dollars in millions)

	Three Months Ended		Change	Nine Months Ended		Change
	March 26, 2006	March 27, 2005		March 26, 2006	March 27, 2005
United Kingdom (UK)	$276	$237	16.5%	$792	$752	5.3%
Germany	$209	$213	(1.9)%	$682	$632	7.9%
Central and Northern Europe	$207	$199	4.0%	$576	$572	0.7%
Japan	$198	$184	7.6%	$557	$517	7.7%

United Kingdom (UK)

During the third quarter and first nine months of fiscal 2006, as compared with the corresponding periods of fiscal 2005, net revenues in the UK included $34 million and $98 million, respectively, related to the operations of StorageTek. Excluding the revenues from StorageTek, net revenues in the UK increased by $5 million and decreased by $58 million during the third quarter and first nine months of fiscal 2006, as compared with the corresponding periods of fiscal 2005, respectively. The increase in the third quarter of fiscal 2006 was primarily due to moderate growth in Products and Client Solutions revenue and improvements in the financial services and government sectors, partially offset by the unfavorable impact of foreign currency. The decrease in the first nine months of fiscal 2006 was primarily due to revenue related to two large solution-based sales recognized in the first quarter of fiscal 2005 which did not recur in the first quarter of fiscal 2006.

Germany

During the third quarter and first nine months of fiscal 2006, as compared with the corresponding periods of fiscal 2005, net revenues in Germany included $31 million and $82 million, respectively, related to the operations of StorageTek. Excluding the revenues from StorageTek, net revenues in Germany decreased by $35 million and $32 million during the third quarter and first nine months of fiscal 2006, as compared with the corresponding periods of fiscal 2005, respectively. Net revenues in Germany were impacted by intense competition, continuing weak demand for our data center servers in certain industry sectors and the unfavorable impact of foreign currency exchange, partially offset by an increase in sales of our entry-level products.

Central and Northern Europe (CNE)

During the third quarter and first nine months of fiscal 2006, as compared with the corresponding periods of fiscal 2005, net revenues in CNE included $25 million and $86 million, respectively, related to the operations of StorageTek. Excluding the revenues from StorageTek, net revenues in CNE decreased by $17 million and $82 million during the third quarter and first nine months of fiscal 2006, as compared with the corresponding periods of fiscal 2005, respectively, primarily due to the weak demand for our data center servers, a challenging macroeconomic environment and the unfavorable impact of foreign currency.

Japan

During the third quarter and first nine months of fiscal 2006, as compared with the corresponding periods of fiscal 2005, net revenues in Japan included $23 million and $65 million related to the operations of StorageTek. Excluding the revenues from StorageTek, net revenues in Japan decreased by $9 million and $25 million during the third quarter and first nine months of fiscal 2006, as compared with the corresponding periods of fiscal 2005, respectively, primarily due to a decrease in Products net revenue. The decrease in Products net revenue in Japan was due to the unfavorable impact of foreign currency exchange and continued intense competition in the telecommunication sector.

Gross Margin

(dollars in millions)

	Three Months Ended		Change	Nine Months Ended		Change
	March 26, 2006	March 27, 2005		March 26, 2006	March 27, 2005
Products gross margin	$883	$708	24.7%	$2,506	$2,155	16.3%
Percentage of products net revenue	43.4%	42.1%	1.3 pts	42.9%	41.5%	1.4pts
Services gross margin	$484	$379	27.7%	$1,484	$1,203	23.4%
Percentage of services net revenue	42.4%	40.1%	2.3pts	43.7%	41.5%	2.2pts
Total gross margin	$1,367	$1,087	25.8%	$3,990	$3,358	18.8%
Percentage of total net revenues	43.0%	41.4%	1.6pts	43.2%	41.5%	1.7pts

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

During the third quarter of fiscal 2006, as compared with the corresponding period of fiscal 2005, our Products gross margin increased by 1.3 percentage points. This increase is primarily related to cost reductions resulting from supply chain restructuring and product cost engineering which collectively benefited gross margin by approximately 7 percentage points and a reduction in channel program and other reserves of approximately 1 percentage point. These increases were partially offset by planned list price reductions and sales discounting actions of approximately 4 percentage points, changes in product mix to a greater proportion of lower-margin products of approximately 3 percentage points and an increase in amortization of acquisition-related intangible assets of approximately 2 percentage points.

During the first nine months of fiscal 2006, as compared with the corresponding period of fiscal 2005, our Products gross margin increased 1.4 percentage points due to cost reductions resulting from supply chain restructuring and product cost engineering which collectively benefited gross margin by approximately 3 percentage points. Offsetting this increase was changes in product mix to a greater proportion of lower-margin products of approximately 2 percentage points and an increase in amortization of acquisition-related intangible assets of approximately 1 percentage point.

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

During the third quarter of fiscal 2006, as compared with the corresponding period of fiscal 2005, our Services gross margin increased by 2.3 percentage points due to cost savings associated with delivery efficiencies of approximately 7 percentage points. Offsetting this increase was sales discounting actions of approximately 2 percentage points and inefficiencies realized from decreased sales volume over a fixed cost base of approximately 2 percentage points.

During the first nine months of fiscal 2006, as compared with the corresponding period of fiscal 2005, our Services gross margin increased by 2.2 percentage points due to cost savings associated with delivery efficiencies of approximately 5 percentage points. Offsetting this increase was sales discounting actions of approximately 1 percentage point and inefficiencies realized from decreased sales volume over a fixed cost base of approximately 1 percentage point.

Operating Expenses

(dollars in millions)

	Three Months Ended		Change	Nine Months Ended		Change
	March 26, 2006	March 27, 2005		March 26, 2006	March 27, 2005
Research and development	$523	$450	16.2%	$1,503	$1,313	14.5%
Percentage of total net revenues	16.5%	17.1%		16.3%	16.2%
Selling, general and administrative	$1,020	$735	38.8%	$2,904	$2,131	36.3%
Percentage of total net revenues	32.1%	28.0%		31.4%	26.3%
Restructuring charges	$36	$44	(18.2)%	$58	$176	(67.0)%
Percentage of total net revenues	1.1%	1.7%		0.6%	2.2%
Purchased in-process research and development	$—	$—	N/M *	$60	$—	N/M *
Percentage of total net revenues	—%	—%		0.6%	—%
Total operating expenses	$1,579	$1,229	28.5%	$4,525	$3,620	25.0%

*	N/M — Not meaningful

Research and Development (R&D) Expenses

R&D expenses increased by $73 million during the third quarter of fiscal 2006, as compared with the corresponding period of fiscal 2005, primarily due to $62 million associated with the R&D expenses of StorageTek and SeeBeyond,

$19 million in stock-based compensation expense and a $15 million increase in prototype expenses associated with new product introductions. These increases were partially offset by a $14 million decrease in depreciation and amortization.

R&D expenses increased by $190 million during the first nine months of fiscal 2006, as compared with the corresponding period of fiscal 2005, primarily due to $148 million associated with the R&D expenses of StorageTek and SeeBeyond, $54 million of stock-based compensation expense and a $32 million increase in prototype expenses associated with new product introductions. These increases were partially offset by a $39 million decrease in depreciation and amortization.

We believe that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems, software, and microprocessor development, as well as continue to enhance existing products.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses increased by $285 million during the third quarter of fiscal 2006, as compared with the corresponding period of fiscal 2005, primarily due to $178 million associated with the SG&A expenses of StorageTek and SeeBeyond and $40 million in other acquisition-related intangible asset amortization resulting from these acquisitions. The remainder of the increase is due to a $62 million increase in outside services costs and $28 million of stock-based compensation expense, partially offset by $21 million decrease in variable compensation.

SG&A expenses increased by $773 million during the first nine months of fiscal 2006, as compared with the corresponding period of fiscal 2005, primarily due to $453 million associated with the SG&A expenses of StorageTek and SeeBeyond and $117 million in other acquisition-related intangible asset amortization resulting from these acquisitions. The remainder of the increase is due to a $125 million increase in outside services costs and $79 million of stock-based compensation expense. These increases were partially offset by $39 million in cost savings resulting from workforce reductions and $25 million decrease in depreciation and amortization.

We are continuing to focus our efforts on achieving additional operating efficiencies by reviewing and improving upon our existing business processes and cost structure.

Restructuring Costs

In accordance with SFAS 112, “Employers’ Accounting for Post Employment Benefits” (SFAS 112) and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), we recognized a total of $36 million and $58 million in restructuring charges in the three and nine months ended March 26, 2006, respectively, and $44 million and $176 million for the three and nine months ended March 27, 2005, respectively. In addition, we incurred restructuring related costs associated with acquisitions that are not included as expenses within our consolidated results of operations. This is because U.S. GAAP requires these costs to be recorded as assumed liabilities in our Consolidated Balance Sheets as of the date of acquisition. Our material restructuring related assumed liabilities are disclosed below in the section entitled Acquisition-related Restructuring Costs.

We estimated the cost of exiting and terminating our facility leases or acquired leases by referring to the contractual terms of the agreements and by evaluating the current real estate market conditions. In addition, we have estimated sublease income by evaluating the current real estate market conditions or, where applicable, by referring to amounts being negotiated. As of March 26, 2006, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $63 million. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon the commercial real estate market conditions in certain geographies at the time we perform our evaluations or negotiate the lease termination and sublease arrangements with third parties. The amounts we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change.

Restructuring Plan V

In June 2005, we implemented a workforce reduction and in July 2005, we committed to a facility exit plan (Restructuring Plan V). In a continuing effort to improve our cost structure and improve operating efficiencies, we planned to reduce our workforce by approximately 1,000 employees across all employee levels, business functions, operating units and geographic regions. Through the nine months ended March 26, 2006, we reduced our workforce by approximately 700 employees under this plan. In the three and nine months ended March 26, 2006, we recognized a total of $27 million and $49 million, respectively, in charges associated with Restructuring Plan V, consisting solely of workforce reduction charges. In addition, we plan to eliminate excess facility capacity in light of revised facility requirements.

During the fourth quarter of fiscal 2006, we will be conducting a detailed operational, organizational, product and facility review of the entire company.

We anticipate recording additional charges related to our workforce and facilities reductions over the next several quarters, the timing of which will depend upon the timing of notification of the employees leaving Sun as determined by local employment laws and as we exit facilities. In addition, we anticipate incurring additional charges associated with productivity improvement initiatives and expense reduction measures. The total amount and timing of these charges will depend upon the nature, timing and extent of these future actions.

Restructuring Plans Prior to Phase V

In March 2004, we implemented a plan to reduce our cost structure and improve operating efficiencies by reducing our workforce, exiting facilities and implementing productivity improvement initiatives and expense reduction measures (Restructuring Plan IV). This plan included reducing our workforce by at least 3,300 employees across all levels, business functions, operating units and geographic regions. Through the end of fiscal 2005, we reduced our workforce by approximately 4,150 employees under this plan. As of March 26, 2006, all employees to be terminated as a result of Restructuring Plan IV had been notified. While most of the severance and related fringe benefits have been paid, in accordance with local employment laws, we expect to pay the remaining restructuring accrual related to severance over the next few quarters.

We committed to restructuring plans in fiscal 2004, 2003 and 2002 (Restructuring Plans IV, III and II, respectively) and a facility exit plan in fiscal 2001 (Facility Exit Plan I). These plans included eliminating excess facility capacity in light of revised facility requirements and other actions. We recorded initial restructuring charges in fiscal 2004, 2003, 2002 and 2001 based on assumptions and related estimates that we deemed appropriate for the economic environment that existed at the time these estimates were made. However, due to the uncertainty of the commercial real estate markets in certain geographies, and the final settlement of certain lease obligations, we have made appropriate adjustments to the initial restructuring charges. These changes to the previous estimates have been reflected as “Provision adjustments” in the period the changes in estimates were made. Accrued lease costs during fiscal 2006 primarily relate to accretion expense.

All facilities relating to the amounts accrued under these restructuring plans were exited by June 30, 2005.

The following table sets forth an analysis of our restructuring accrual activity for the nine months ended March 26, 2006 (in millions):

	Restructuring Plan V	Restructuring Plan IV		Restructuring Plan III	Restructuring Plan II	Facility Exit Plan I	Total
	Severance and Benefits	Severance and Benefits	Facilities Related and Other	Facilities Related	Facilities Related	Facilities Related
Balance as of June 30, 2005	$44	$37	$157	$77	$129	$26	$470
Severance and benefits	49	5	—	—	—	—	47
Accrued lease costs	—	—	8	—	—	—	8
Provision adjustments	—	—	(1)	(2)	2	(3)	3

Total restructuring charges	49	5	7	(2)	2	(3)	58
Cash paid	(61)	(31)	(35)	(14)	(15)	(11)	(167)

Balance as of March 26, 2006	$32	$11	$129	$61	$116	$12	$361

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. Our accrual as of March 26, 2006 for facility-related leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2023. As of March 26, 2006, $114 million of the total $361 million accrual for workforce reductions and facility-related leases was classified as current accrued liabilities and other and the remaining $247 million was classified as other non-current obligations.

Acquisition-related restructuring costs

As a result of our acquisition of StorageTek, we recorded preliminary acquisition-related restructuring costs associated with the costs of integrating operating locations and activities of StorageTek with those of Sun. As noted above, U.S. GAAP requires that these acquisition-related restructuring costs, which are not associated with the generation of future revenues and have no future economic benefit, be recorded as assumed liabilities in the allocation of the purchase price. As a result, during the nine months ended March 26, 2006, we recorded approximately $70 million of restructuring costs in connection with the StorageTek acquisition, which are based upon plans committed to by management. These costs were accounted for under EITF 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations,” and accordingly were recognized as restructuring liabilities assumed in the business combination. The following table sets forth an analysis of the components of the preliminary acquisition-related restructuring liabilities included in the purchase price allocation for StorageTek for the nine months ended March 26, 2006 (in millions):

	Severance and Benefits	Facilities Related	Total
Balance as of June 30, 2005	$—	$—	$—
Acquisition-related restructuring liabilities	26	44	70
Cash paid	(12)	(2)	(14)

Balance as of March 26, 2006	$14	$42	$56

As of March 26, 2006, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $8 million.

The acquisition-related restructuring costs are based on our integration plan which focuses principally on the elimination of duplicative activities. The balance of the StorageTek workforce reduction at March 26, 2006 is expected to be utilized during the remainder of fiscal 2006 and fiscal 2007 and is expected to be funded through cash flows from the combined operations. Certain aspects of the integration plan are still being finalized, including the evaluation of acquired facilities and workforce. Any changes resulting from the finalization of the integration plan could result in adjustments to our current estimates. As permitted under U.S. GAAP, these adjustments would be reflected in the allocation of the purchase price if made within twelve months from the date of acquisition.

Purchased In-Process Research and Development (IPRD)

Overview

In the first nine months of fiscal 2006, we recorded total IPRD expense of $60 million related to our acquisitions of StorageTek and SeeBeyond. At the date of each acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and the IPRD had no alternative future uses. Accordingly, these amounts were expensed on the respective acquisition dates of each of the Acquired Companies.

Also see Note 3 to the Condensed Consolidated Financial Statements for further discussion.

Preliminary valuation

Through the use of an independent third party, we have estimated the fair value of IPRD using the income approach. These calculations gave consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the product’s underlying technology. The value of the IPRD reflects the relative value and contribution of the acquired research and development. In determining the value assigned to IPRD, we considered the R&D’s stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred and the projected cost to complete the project.

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

Preliminary valuation assumptions

The following bullets summarize the significant assumptions underlying the preliminary valuation related to IPRD as of the relevant acquisition dates:

•	Acquisition of StorageTek — We acquired $49 million in IPRD related to nine projects within StorageTek’s tape, disk and network product lines. At the date of acquisition, we estimated that development efforts were generally 50% - 60% complete and that approximately $56 million in additional cost were required to complete development. Release dates range from the third quarter of fiscal 2006 to the second quarter of fiscal 2007.

•	Acquisition of SeeBeyond — We acquired $11 million in IPRD related to the development of ICAN version 5.1. At the date of acquisition, we estimated that development efforts were 75% complete and that approximately $3 million in additional costs were required to complete development. The completion date for Java Composite Application Platform Suite (formerly known as ICAN 5.1) was the third quarter of fiscal 2006.

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

Gain on Equity Investments, net

(dollars in millions)

	Three Months Ended		Change	Nine Months Ended		Change
	March 26, 2006	March 27, 2005		March 26, 2006	March 27, 2005
Gain on equity investments, net	$4	$2	100%	$31	$7	N/M	*

*	N/M — Not meaningful

In the third quarter of fiscal 2006, our gain on equity investments, net, was favorably impacted by $6 million in gains on the sale of certain marketable equity investments in privately held companies. In the first nine months of fiscal 2006, our gain on equity investment, net, was favorable impacted by $11 million in gains on the sale of certain marketable equity investments held in publicly traded companies, $11 million in gains on warrants and $9 million in gains on the sale of certain equity investments in privately held companies.

As of March 26, 2006, our equity investment portfolio of $72 million consisted of $23 million in marketable equity securities, $30 million in equity investments in privately held companies and $19 million in investments in venture capital funds and joint ventures. The ongoing valuation of our investment portfolio remains uncertain and may be subject to fluctuations based on whether we participate in additional investment activity or as a result of the occurrence of events outside of our control.

Interest and Other Income, net

(dollars in millions)

	Three Months Ended		Change	Nine Months Ended		Change
	March 26, 2006	March 27, 2005		March 26, 2006	March 27, 2005
Interest and other income, net	$26	$91	(71.4)%	$95	$155	(38.7)%
Percentage of total net revenues	0.8%	3.5%		1.0%	1.9%

In the third quarter and first nine months of fiscal 2006, as compared with the corresponding period of fiscal 2005, interest and other income, net, decreased $65 million and $60 million, respectively. These decreases were primarily due to $54 million received from Microsoft in the third quarter of fiscal 2005 associated with a limited patent covenant and standstill agreement which will not reoccur until the fourth quarter of fiscal 2006. These decreases were also attributable to the reduction in cash equivalents and marketable debt securities following the acquisitions of StorageTek and SeeBeyond.

As of March 26, 2006, the average duration of our portfolio of marketable debt securities decreased to 0.55 years from 0.81 years at March 27, 2005. The decrease of 0.26 years is primarily related to a repositioning of the portfolio due to a rising interest rate environment. In general, we would expect the volatility of this portfolio to decrease as its duration decreases.

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

On April 27, 2006, our Chief Executive Officer and Board of Directors approved our domestic reinvestment plan. As a result, we will repatriate up to $2 billion in unremitted foreign earnings by June 30, 2006, and expect to realize a loss of approximately $15 million associated with the liquidation of a portion of our marketable debt securities portfolio.

Income Taxes

(dollars in millions)

	Three Months Ended		Change		Nine Months Ended		Change
	March 26, 2006	March 27, 2005			March 26, 2006	March 27, 2005
Provision for (benefit from) income taxes	$35	$(21)	N/M	*	$154	$57	N/M	*

*	N/M — Not meaningful

For the third quarter and first nine months of fiscal 2006, we recorded an income tax provision of $35 million and $154 million, respectively, compared with a tax benefit of $21 million and tax provision of $57 million for the corresponding periods of fiscal 2005. These tax provisions were primarily recorded for taxes due on income generated in certain state and foreign tax jurisdictions.

Our income tax provision during the first nine months of fiscal 2006, included a charge recorded in the second quarter associated with corrections of previously filed tax returns. This charge was partially offset by a benefit recorded in the third quarter associated with adjusting estimated amounts to actual liabilities resulting from the filing of prior years’ tax returns. These adjustments are immaterial to our results of operations and financial condition for the current period as well as the prior affected periods.

On April 27, 2006, our Chief Executive Officer and Board of Directors approved our domestic reinvestment plan. As a result, we will repatriate up to $2 billion in unremitted foreign earnings by June 30, 2006, of which $1.6 billion is eligible to be taxed at a reduced effective tax rate under the Foreign Earnings Repatriation Provision of the American Jobs Creation Act. Upon repatriation, we will incur a tax charge in the range of $60 million to $80 million.

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

During the third quarter of fiscal 2006, we received a revenue agent report from the Internal Revenue Service relating to their examination of our tax returns filed for fiscal years 2001 and 2002. Pursuant to the report, the Internal Revenue Service has proposed various adjustments resulting in additional tax of approximately $27 million. On April 17, 2006, we filed a protest with the Internal Revenue Service to contest several items. Although the ultimate outcome is unknown, we believe that we have adequately reserved for these potential adjustments and the final outcome will not have a material adverse affect on our results of operations.

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

Stock Options and Incentive Plans

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We primarily rely on plans that provide broad discretion to our Board of Directors to create appropriate equity incentives for members of our Board of Directors and our employees. On July 1, 2005, we adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the three and nine months ended March 26, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation expense for all stock-based compensation awards granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. See Note 9 to our Consolidated Financial Statements for further detail, including the impact of the adoption to our Consolidated Statements of Operations.

Equity Compensation Plan Information

A summary of our stockholder approved and non-approved equity compensation plans as of March 26, 2006 is as follows (in millions, except exercise price amounts):

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (in dollars)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (excluding ESPP)	517	$11.44	230
Equity compensation plans not approved by security holders (excluding ESPP)(1)	71	$3.94	29

Total (excluding ESPP)	588	$10.54	259

Equity compensation plans approved by security holders (ESPP only)	N/A	N/A	115
Equity compensation plans not approved by security holders (ESPP only)	N/A	N/A	N/A

Total (ESPP only)	N/A	N/A	115

All Plans	588	$10.54	374

(1)	Includes assumed plans from acquisitions as well as our Equity Compensation Acquisition Plan for initial options granted to employees acquired through acquisitions.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

(dollars in millions)

	March 26, 2006	June 30, 2005	Change
Cash and cash equivalents	$1,641	$2,051	$(410)
Marketable debt securities	2,788	5,473	(2,685)

Total cash, cash equivalents and marketable debt securities	$4,429	$7,524	$(3,095)

Percentage of total assets	30.8%	53.0%	(22.2	)pts

	Nine Months Ended
	March 26, 2006	March 27, 2005	Change
Cash provided by operating activities	$230	$174	$56
Cash used in investing activities	$(767)	$(663)	$(104)
Cash provided by (used in) financing activities	$127	$(118)	$245

Net decrease in cash and cash equivalents	$(410)	$(607)	$197

Changes in Cash Flow

During the first nine months of fiscal 2006, our operating activities generated cash flows of $230 million. The following items significantly impacted our cash provided by operating activities:

•	Net loss of $563 million included $60 million in purchased IPRD and $804 million in non-cash charges, which are comprised primarily of $440 million in depreciation and amortization, $242 million in amortization of acquisition-related other intangible assets and $162 million in stock-based compensation expense;

•	Receipt of $159 million associated with international income tax refunds; and

•	Payments of $167 million associated with severance and facilities restructuring liabilities.

The reasons for certain changes in our working capital are discussed further in the cash conversion cycle section below.

During the first nine months of fiscal 2006, our cash used in investing activities of $767 million was primarily attributable to $3,150 million in cash used for acquisitions, net, offset by $2,675 million in proceeds from sales and maturities of marketable debt securities, net of purchases.

Cash Conversion Cycle

	March 26, 2006	June 30, 2005	Change
Days sales outstanding (DSO)(1)	65	68	3
Days of supply in inventory (DOS)(2)	29	22	(7)
Days payable outstanding (DPO)(3)	(65)	(60)	5

Cash conversion cycle	29	30	1

Inventory turns — products only	6.9	9.3	(2.4)

(1)	DSO measures the number of days it takes, based on a 90 day average, to turn our receivables into cash.
(2)	DOS measures the number of days it takes, based on a 90 day average, to sell our inventory.
(3)	DPO measures the number of days it takes, based on a 90 day average, to pay the balances of our accounts payable.

We ended the third quarter of fiscal 2006 with a cash conversion cycle of 29 days. The cash conversion cycle is the duration between the purchase of inventories and services and the collection of the cash for the sale of our products and services and is a quarterly metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of days sales outstanding (DSO) added to days of supply in inventories (DOS), reduced by days payable outstanding (DPO). Our cash conversion cycle, relative to June 30, 2005, was impacted by our August 31, 2005 acquisition of StorageTek. DSO improved 3 days due to improved billings and collections throughout the first nine months of fiscal 2006. DOS worsened by 7 days due to an increase in inventories. Our products inventory turn rate decreased 2.4 points from June 30, 2005. Inventory turns is annualized and represents the number of times product inventory is replenished during the year. Inventory management will continue to be an area of focus as we balance the need to maintain sufficient inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements. DPO improved by 5 days due to negotiation of more favorable terms with our vendors.

Acquisitions

We completed three acquisitions during the first nine months of fiscal 2006. On July 13, 2005, we acquired Tarantella, Inc. (Tarantella) to enhance our thin-client product offerings and strengthen our utility computing strategy. On August 25, 2005, we acquired SeeBeyond to strengthen our software portfolio and create a complete offering for the development, deployment and management of enterprise applications and Service Oriented Architectures. On August 31, 2005, we acquired StorageTek in order to offer customers the most complete range of products, services and solutions available for securely managing mission-critical data assets. See Note 3 of our Condensed Consolidated Financial Statements for a detailed discussion of these acquisitions.

Stock Repurchase Program

From time to time, our Board of Directors approves common stock repurchase programs allowing management to repurchase shares of our common stock in the open market pursuant to price-based formulas. In February 2001, we announced our intention to acquire up to $1.5 billion of our outstanding common stock under a stock repurchase program authorized by our Board of Directors. Under the repurchase program, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including our projected cash flow requirements, our return to sustained profitability and our share price. During the first nine months of fiscal 2006 and the fiscal year ended June 30, 2005, we did not repurchase common stock under our repurchase program. All prior repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. As of March 26, 2006, approximately $230 million of the $1.5 billion announced, remained unused and available for repurchase.

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

In addition, we have uncommitted lines of credit aggregating approximately $455 million and no amounts were drawn from these lines of credit as of March 26, 2006. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

Contractual Obligations

Through the normal course of our business, we purchase or place orders for the necessary components of our products from various suppliers and we commit to purchase services where we would incur a penalty if the agreement was canceled prior to a contractual minimum term. We estimate that such contractual obligations at March 26, 2006 were no more than $860 million substantially due within the following twelve months. This amount does not include contractual obligations recorded on the balance sheet as current or long-term liabilities. As part of our acquisitions of StorageTek and SeeBeyond, we have also assumed operating lease obligations of $30 million as of March 26, 2006. In addition, we have a contractual obligation under the terms of our strategic alliance with Fujitsu, whereby, under certain circumstances, we have committed to buy Fujitsu products with a list price of up to $230 million within the first twelve months following full implementation of Sun’s distribution of Fujitsu products and, under certain circumstances, up to approximately $265 million during the second twelve months following full implementation of Sun’s distribution of Fujitsu products, at a predetermined discount from list price, depending upon the type of product purchased. Contractual obligations for the purchase of goods or services are comprised of agreements that are enforceable and legally binding on Sun and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the appropriate timing of the transactions. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within a short time.

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

Sun performs an annual actuarial analysis to develop an estimate of amounts to be paid for both claims reported and potential losses on activities that have occurred but have not yet been reported. Loss accruals were $30 million and $33 million as of March 26, 2006 and June 30, 2005, respectively.

Capital Resources and Financial Condition

On April 27, 2006, our Chief Executive Officer and Board of Directors approved our domestic reinvestment plan. As a result, we will repatriate up to $2 billion in unremitted foreign earnings by June 30, 2006, of which $1.6 billion is eligible to be taxed at a reduced effective tax rate under the Foreign Earnings Repatriation Provision of the American Jobs Creation Act. Upon repatriation, we will incur a tax charge in the range of $60 million to $80 million which will be paid in the fourth quarter of fiscal 2006.

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

The manufacture and introduction of our new products is also a complicated process. Once we have developed a new product, we face several challenges in the manufacturing process. We must be able to manufacture new products in sufficient volumes so that we can have an adequate supply of new products to meet customer demand. We must also be able to manufacture the new products at acceptable costs. This requires us to be able to accurately forecast customer demand so that we can procure the appropriate components at optimal costs. Forecasting demand requires us to predict order volumes, the correct mix of our products, and the correct configurations of these products. We must manage new product introductions and transitions to minimize the impact of customer-delayed purchases of existing products in anticipation of new product releases. We must also try to reduce the levels of older product and component inventories to minimize inventory write-offs. If we have excess inventory, it may be necessary to reduce our prices or write down inventory, which could result in lower gross margins. Additionally, our customers may delay orders for existing products in anticipation of new product introductions. As a result, we may decide to adjust prices of our existing products during this process to try to increase customer demand for these products. Our future operating results would be materially and adversely affected if such pricing adjustments were to occur and we were unable to mitigate the resulting margin pressure by maintaining a favorable mix of systems, software, service and other products, or if we were unsuccessful in achieving component cost reductions, operating efficiencies and increasing sales volumes.

If we are unable to timely develop, manufacture, and introduce new products in sufficient quantity to meet customer demand at acceptable costs, or if we are unable to correctly anticipate customer demand for our new and existing products, our business and operating results could be materially adversely affected.

We face numerous risks associated with our strategic alliance with Fujitsu.

On May 31, 2004, we entered into a number of agreements with Fujitsu intended to substantially increase the scope of our relationship with them. These agreements contemplate collaborative sales and marketing efforts and the joint development and manufacturing of a future generation of server products known as the Advanced Product Line (APL). We anticipate that the APL will ultimately replace a portion of our server product line and have agreed not to sell certain products which may compete with certain APL products at certain times as well as to purchase certain components solely from Fujitsu at certain times. In addition, the agreements contemplate that Sun and Fujitsu will dedicate substantial financial and human resources to this new relationship. As such, our future performance and financial condition will be impacted by the success or failure of this relationship.

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

We have released significant elements of our intellectual property, including the Solaris OS, the Java Enterprise System infrastructure software platform, the N1 Management software and various developer tools, to the open source development community as open source software under an open source license. We also recently made the hardware source code of our UltraSPARC T1 processor available under an open source license. Although open source licensing models vary, generally open source software licenses permit the liberal copying, modification and distribution of a software program allowing a diverse programming community to contribute to the software. The goal of our open source strategy is to expand developer adoption of Sun technologies in order to drive increased customer demand for Sun products and services.

As a result of our open source strategy, there could be an impact on revenue related to the intellectual property so released, and we may no longer be able to exercise control over some aspects of the future development of this intellectual property. In particular, the feature set and functionality of the Solaris OS may diverge from those that best serve our long-

term objectives, move in directions in which we do not have competitive expertise or fork into multiple, potentially incompatible variations. We currently derive a significant competitive advantage from our development, licensing and sale of the Solaris OS and system products based on the UltraSPARC family of microprocessors, and any of these events could reduce our competitive advantage or impact market demand for our products, software and services.

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

Generally, the computer systems we sell to customers incorporate various hardware and software products that we sell, such as UltraSPARC microprocessors, various software elements, from the Solaris OS to the Java platform, Sun Java System portfolio, N1 Grid, Sun StorageTek Streamline™ the SL8500 modular library system and Sun StorEdge™ array products. Any delay in the development, delivery or acceptance of key elements of the hardware or software included in our systems could delay our shipment of these systems. Delays in the development and introduction of our products may occur for various reasons.

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

Moreover, local laws and customs in many countries differ significantly from those in the U.S. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the United States. In many foreign countries, particularly in those with developing economies, it is common for local business people to engage in business practices that violate their local laws and that are prohibited by United States laws applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies, training, and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as our resellers and those companies to which we outsource certain of our business operations, including those based in or from countries where practices which violate such United States laws may be common, will not engage in actions which violate the law or our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.

Failure to successfully implement our global resourcing activities could adversely affect our results of operations.

We continuously seek to make our cost structure more efficient and focus on our core strengths. We continue to develop and implement our global resourcing strategy and operating model which includes activities that are focused on increasing workforce flexibility and scalability, and improving overall competitiveness by leveraging external talent and skills worldwide. We rely on partners or third party service providers for the provision of certain key business process functions, including IT services and the human resources function, and as a result, we may incur increased business continuity risks. We may no longer be able to exercise control over some aspects of the future development, support or maintenance of outsourced operations and processes, including the internal controls associated with those outsourced business operations and processes, which could adversely affect our business. If we are unable to effectively develop and implement our resourcing strategy due to, among other things, data protection, contract and regulatory compliance issues, we may not realize cost structure efficiencies and our operating and financial results could be materially and adversely affected. In addition, if we are unable to effectively utilize or integrate and interoperate with external resources or if our partners or third party service providers experience business difficulties or are unable to provide business process services as anticipated, we may need to seek alternative service providers or resume providing these business processes internally, which could be costly and time consuming and have a material adverse effect on our operating and financial results.

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

Goodwill and Other Intangible Assets.    We perform an analysis on our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. Goodwill is deemed to be impaired if the net book value of the reporting unit exceeds the estimated fair value. The impairment of a long-lived intangible asset is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset are less than the carrying value of the intangible asset we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value. We recognized an impairment charge of $49 million related to our goodwill during the fourth quarter of fiscal 2004 and an impairment charge of $2.1 billion related to our goodwill and other intangible assets during the second quarter of fiscal 2003. As of March 26, 2006, we had a goodwill balance of $2,487 million. Going forward we will continue to review our goodwill and other intangible assets for possible impairment. Any additional impairment charges could adversely affect our future earnings.

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

We also depend on the telecommunications, financial services and government sectors for a significant portion of our revenues. Our revenues are dependent on the level of technology capital spending in the U.S. and international economies. If the current uncertain economic conditions existing in some of these sectors and geographies continue, we would expect that the significant reduction and deferrals of capital spending could continue. If capital spending declines in these industries over an extended period of time, our business will continue to be materially and adversely affected. We continue to execute on our strategy to reduce our dependence on these industries by expanding our product reach into new industries, but no assurance can be given that this strategy will be successful.

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

In our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, we identified a material weakness in our internal control over financial reporting that resulted from deficiencies in the design and operation of our controls related to the review of accounting for income tax reserves. Because of this material weakness, our management determined as of June 30, 2005, that we did not maintain effective internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Further, we have not yet fully remediated this material weakness and, therefore, our Chief Executive Officer and our Chief Financial Officer have concluded in connection with this Quarterly Report on Form 10-Q that our disclosure controls and procedures were not effective as of March 26, 2006.

In response to this material weakness in our internal control over financial reporting, we are implementing additional controls and procedures and are incurring additional related expenses. We cannot be certain that the measures we have taken and are planning to take will sufficiently and satisfactorily remediate the identified material weakness in full. Furthermore, we intend to continue improving our internal control over financial reporting and the implementation and testing of these efforts to improve could result in increased cost and could divert management attention away from operating our business. In addition, we acquired three publicly-traded companies in the first quarter of fiscal 2006. There can be no assurance that we will be able to properly integrate the internal control processes of these acquired companies into our internal controls over financial reporting.

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

Our acquisition and alliance activities could disrupt our ongoing business and diminish the anticipated value of these acquisitions and alliances. In addition, the full operational integration of certain non-US subsidiaries of SeeBeyond and StorageTek into Sun has been delayed due in part to compliance with local laws in certain jurisdictions, primarily in Europe. We are also still in the process of fully integrating the US operations of StorageTek and SeeBeyond into our operations. As a result, Sun may incur additional expenses or miss revenue opportunities until the operations are integrated.

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

In August 2005, we acquired StorageTek and SeeBeyond, both U.S. publicly traded companies. In addition to the risks we generally face in connection with acquisitions, there are several unique risks we face in connection with the StorageTek and SeeBeyond acquisitions. Our due diligence investigations of these two companies have been limited, and there may be liabilities, accounting issues or internal control issues of which we were not aware. We have little experience integrating and managing significant acquisitions of public companies with substantial employee bases. Integration issues are complex, time-consuming and expensive and without proper planning and implementation, they could significantly disrupt our business. In addition, although the acquisitions of StorageTek and SeeBeyond were completed in August 2005, the full operational integration of certain non-US subsidiaries of SeeBeyond and StorageTek into Sun has been delayed due in part to compliance with local laws in certain jurisdictions, primarily in Europe. We are also still in the process of fully integrating the US operations of StorageTek and SeeBeyond into our operations. The simultaneous integration of both StorageTek and SeeBeyond, as well as our acquisition of Tarantella, could divert management’s attention from managing our existing on-going business. Additionally, we could fail to coordinate and integrate the substantial international operations, relationships and facilities, of these companies which may be subject to additional constraints imposed by local laws and regulations. Moreover, we may have higher than anticipated costs in continuing support and development of the products from these acquisitions. Our failure to effectively consolidate our facilities, IT operations and other administrative operations with those of these companies could affect anticipated synergies. In addition, coordinating our sales and marketing efforts and our ordering process to effectively and efficiently sell the products of our combined company may prove unsuccessful. Our failure to properly motivate the sales forces of these companies could cause retention issues that could materially affect the success of the acquisitions. Finally, our failure to persuade employees that our business cultures are compatible, or our inability to maintain good employee morale and retain key employees, could materially affect our business operations. If we fail to successfully address these integration challenges in a timely manner, or at all, we may not realize the anticipated benefits or synergies of the transactions to the extent, or in the time frame, anticipated. Even if these acquisitions are successfully integrated, we may not receive the expected benefits of the transactions, which are based on forecasts which are subject to numerous assumptions which may prove to be inaccurate. Any one of these integration challenges or any combination thereof could materially affect our results of operations.

We may be materially affected by a decrease in demand for our tape products or by an inability to maintain key competitive advantages in tape products

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

Sun has adopted a program of self-insurance with regard to certain risks such as California earthquakes and as supplemental coverage for certain potential liabilities including, but not limited to general liability, directors and officers liability, workers compensation, errors and omissions liability, property and employee life insurance. We self-insure when we believe the lack of availability and high cost of commercially available insurance products do not make the transfer of this risk a reasonable approach. In the event that the frequency of losses experienced by Sun increased unexpectedly, the aggregate of such losses could materially increase our liability and adversely affect our financial condition, liquidity, cash flows and results of operations. In addition, while the insurance market continues to limit the availability of certain insurance products while increasing the costs of such products, we will continue to evaluate the levels of claims we include in our self-insurance program. Any increases to this program increase our risk exposure and therefore increase the risk of a possible material adverse effect on our financial condition, liquidity, cash flows and results of operations. In addition, we have made certain judgments as to the limits on our existing insurance coverage that we believe are in line with industry standards, as well as in light of economic and availability considerations. Unforeseen catastrophic loss scenarios could prove our limits to be inadequate, and losses incurred in connection with the known claims we self-insure could be substantial. Either of these circumstances could materially adversely affect our financial and business condition.

Business interruptions could adversely affect our business.

Our operations and those of our suppliers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, avian flu, terrorist attacks and other events beyond our control. A substantial portion of our facilities, including our corporate headquarters and other critical business operations, are located near major earthquake faults. In addition, some of our facilities are located on filled land and, therefore, may be more susceptible to damage if an earthquake occurs. We generally do not carry earthquake insurance for direct earthquake-related losses. In addition, we do not carry business interruption insurance for, nor do we carry financial reserves against, business interruptions arising from earthquakes or certain other events. If a business interruption occurs, our business could be materially and adversely affected.

Recently implemented regulations related to equity compensation could adversely affect our ability to attract, retain and motivate key personnel.

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Sun. The FASB issued changes to U.S. GAAP that requires us to record a charge to earnings for new and unvested employee stock option grants beginning on July 1, 2005. This regulation has made it more expensive to grant stock options to employees and has negatively impacted our reported earnings by $57 million and $162 million for the third quarter and first nine months of fiscal year 2006, respectively. In addition, regulations of the Nasdaq National Market that require shareholder approval for all stock option plans, and regulations implemented by the New York Stock Exchange that prohibit NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may change our equity compensation strategy, which may make it difficult to attract, retain and motivate key employees, which in turn could materially and adversely affect our business.

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

In our capacity as an end user, we will account for our historic waste equipment in accordance with the Financial Accounting Standards Board FSP 143-1 pronouncement published on June 8, 2005, which requires such waste be treated as an asset retirement obligation. Our liability as a producer of waste electronic and electrical equipment is not covered by the FASB pronouncement and is assumed to be treated as a non-current accrued liability starting on August 13, 2005.

Certain member states within the EU have begun to promulgate national enabling legislation under both the RoHS and the WEEE Directives, which may contain more stringent requirements or conditions or otherwise vary from the terms of the Directives themselves. These unique member states’ laws add complexity making it more difficult to determine the amount of expenses necessary to comply with these Directives, but will likely increase the cost of compliance. In addition, similar environmental legislation has been or may be enacted in other jurisdictions, including the U.S. (under federal and state laws), China, Japan, Canada, Korea and certain Latin American countries, the cumulative impact of which could be significant. We are committed to offering products that are environmentally responsible and to complying with any current or future laws protecting the environment, human health and safety.

We may not realize the economic return expected from the acquired in-process research and development.

In the first nine months of fiscal 2006, we recorded total in-process research and development expense of $60 million related to our acquisitions of StorageTek and SeeBeyond. At the time of the acquisitions, we believed there was a reasonable chance of realizing the economic return expected from the acquired in-process technology. However, as there is risk associated with the realization of benefits related to commercialization of an in-process project due to rapidly changing customer needs, the complexity of technology, and growing competitive pressures, there can be no assurance that any project will meet commercial success. Failure to successfully commercialize an in-process project would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of our intangible assets may become impaired.

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

FORWARD-LOOKING STATEMENTS

This quarterly report, including the foregoing sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements: that Sun’s business is singularly focused on providing network and computing products and services; that, with the recent acquisition of StorageTek, we have broadened our system strategy by offering our customers a complete range of storage products, services and solutions; that we acquired Tarantella to enhance our thin-client product offerings and strengthen our utility computing strategy; that we acquired SeeBeyond to strengthen our software portfolio and create a complete offering for the development, deployment and management of enterprise applications and service oriented architectures; that we plan to eliminate excess facility capacity in light of revised facility requirements; regarding our estimate of our ability to generate sublease income; that we anticipate recording additional charges related to our workforce and facilities reductions over the next several quarters, the timing of which will depend upon the timing of notification of the employees leaving Sun as determined by local employment laws and as we exit facilities; that we expect to recognize certain unrecognized compensation costs related to stock options and nonvested stock over certain future periods; that we are currently assessing the allocation of goodwill acquired through our acquisitions of StorageTek and SeeBeyond to our operating segments and expect to complete our assessment by the end of the fiscal year; that we anticipate incurring additional charges associated with productivity improvement initiatives and expense reduction measures; that the balance of the StorageTek workforce reduction assumed liabilities is expected to be utilized during the remainder of fiscal 2006 and fiscal 2007 and is expected to be funded through cash flows from operations; that we are currently reviewing the impact of our acquisition of StorageTek to our operating segment disclosure and anticipate that it may result in a change in our operating segments; that we intend to maintain a full valuation allowance on our U.S. Deferred tax assets and a full or partial valuation allowance on certain overseas deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance; that we will repatriate up to $2 billion in unremitted foreign earnings by June 30, 2006, of which $1.6 billion is eligible to be taxed at a reduce effective rate under the Foreign Earnings Repatriation provision of the American Jobs Creation Act; that upon such repatriation, we will incur a tax charge in the range of $60 million to $80 million and expect to realize an impairment charge of approximately $15 million associated with the liquidation of a portion of our marketable debt securities portfolio; that we believe that the final outcome of an Internal Revenue Service examination of our tax returns filed for fiscal years 2001 and 2002 will not have a material affect on our results of operations; that there is a continuing market shift in overall computer system demand away from our data center servers towards the usage of entry level servers; that there is a continued change in the service sales mix towards maintenance contracts sold or renewed with lower service levels and a shift in product sales mix to a greater proportion of low-end products, which are typically sold with reduced levels of service; that as a result of our acquisition of StorageTek, we are conducting an evaluation of the key performance indicators used to manage our business and anticipate change; that we plan to continue to drive improvement in our cash conversion cycle; that we believe that to maintain our competitive position in a market characterized by rapid rates of technological advancement, that we must continue to invest significant resources in new systems, software, and microprocessor development, as well as continue to enhance existing products; that during the fourth quarter of fiscal 2006, we will be conducting a detailed operational, organizational, product and facility review of the entire company; that we are continuing to focus our efforts on achieving additional operating efficiencies by reviewing and improving upon our existing business processes and cost structure; that the volatility of our portfolio of marketable debt securities will increase as its duration increases; that inventory management will continue to be an area of focus as we balance the need to maintain sufficient inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements; that we believe that the liquidity provided by existing cash, cash equivalents, marketable debt securities and cash generated from operations will provide sufficient capital to meet our requirements for at least the next 12 months; that we believe our level of financial resources is a significant competitive factor in our industry and we may choose at any time to raise additional capital to strengthen our financial position, facilitate growth and provide us with additional flexibility to take advance of business opportunities that arise; that we intend to license additional intellectual property under open source licenses; that the goal of our open source strategy is to expand developer adoption of Sun technologies in order to drive increased customer demand for Sun products and services; and that our current plan anticipates that we will remediate our material weakness in our internal controls over financial reporting prior to the end of fiscal year 2006.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth above and those contained in “RISK FACTORS,” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, increased competition, increased pricing pressures, failure to maintain sufficient revenues and gross margin to offset our higher research and development costs, the complexity of our products and the importance of rapidly and successfully developing and introducing new products, failure associated with the Fujitsu strategic alliance, reduction in the competitive advantages we derive from certain elements of our intellectual property, including the Solaris operating system, the Java Enterprise System infrastructure software platform, the N1 Management software, the UltraSPARC TI hardware source code and various developer tools, as a result of licensing such intellectual property under open source licenses to the open source development community, reliance on single source suppliers, lack of acceptance of new products and services, unexpected changes in the demand for our products and services, the difficulties in forecasting demand for and obtaining adequate supply of components from suppliers, delays in product introductions and projects, lack of success implementing new selling models, failure to further reduce costs or improve operating efficiencies, adverse business conditions, quality issues associated with our hardware or software products, the effects of currency fluctuations, fluctuation in our quarterly revenues, cash flows and operating results, our dependence on significant customers and specific industries, our dependence upon our channel partners for a significant portion of our revenue, our failure to comply with export control laws, costs and risks associated with remediating a material weakness in our internal controls over financial reporting and compliance with Section 404 of the Sarbanes-Oxley Act, our acquisitions and alliance activities could disrupt our ongoing business, our failure to fully integrated StorageTek into our operations, our reliance on tape storage products and our ability to retain our price advantage over disk storage products, our dependence upon key employees, a change in our use of long-term equity incentives as a fundamental component of employee compensation as a result of regulatory changes might cause us to use such incentives less, making it difficult for us to attract, retain and motivate key personnel, that commercial real estate market conditions could affect our ability to sublease properties in our portfolio, and the risks and costs of complying with environmental laws and regulations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at March 26, 2006. Actual results may differ materially.

Interest Rate Sensitivity

Our investment portfolio consists primarily of fixed income instruments with an average duration of 0.55 years as of March 26, 2006 as compared with 0.81 years as of March 27, 2005. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three-month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, for example, a hypothetical 150 BPS increase in interest rates would result in an approximate $31 million decrease in the fair value of our investments in debt securities as of March 26, 2006.

We have also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest payable on the Senior Notes effectively becomes variable and thus matches the variable interest rate received from our cash and marketable debt securities. Accordingly, interest rate fluctuations impact the fair value of our Senior Notes outstanding, which will be offset by corresponding changes in the fair value of the swap agreements. However, by entering into these swap agreements, we have a cash flow exposure related to the risk that interest rates may increase. For example, at March 26, 2006, a hypothetical 150 BPS increase in interest rates would result in an approximate $16 million decrease in cash related to interest expense over a year.

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

Based on our foreign currency exchange instruments outstanding at March 26, 2006, we estimate a maximum potential one-day loss in fair value of approximately $1 million, as compared with $2 million as of June 30, 2005, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables, and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Equity Security Price Risk

We are exposed to price fluctuations on the marketable portion of equity securities included in our portfolio of equity investments. These investments are generally in companies in the high-technology industry sector, many of which are small capitalization stocks. We typically do not attempt to reduce or eliminate the market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $4 million decrease in the fair value of our available-for-sale equity investments as of March 26, 2006, as compared with $3 million as of March 27, 2005. At March 26, 2006, one equity security represented substantially all of the $22 million total fair value of the marketable equity securities.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.    Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.

During the first nine months of fiscal 2006, we took steps toward remediating the identified material weakness related to the review of accounting for income tax reserves discussed in detail in our 2005 Form 10-K for the year ended June 30, 2005. However, as of March 26, 2006, we had not yet completed the remediation of this material weakness. Therefore, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective. Our current plan anticipates the remediation of this material weakness prior to the end of our fiscal year.

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

ITEM 1A.    RISK FACTORS

A restated description of the risk factors associated with our business is included under “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in our 2005 Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s purchases of its equity securities during the three months ended March 26, 2006.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
December 26, 2005 through January 27, 2007	—	—	—	$230,000,000
January 28, 2006 through February 24, 2006	212,500	$0.01	—	$230,000,000
February 25, 2006 through March 26, 2006	108,000	$0.01	—	$230,000,000
Total	320,500	$0.01	—	$230,000,000

(1)	The total number of shares repurchased is composed entirely of shares of unvested restricted stock repurchased by the Company from employees whose employment was terminated before such shares vested, as provided for under the applicable employee benefit plan.
(2)	From time to time, our Board of Directors approves common stock repurchase programs allowing management to repurchase shares of our common stock in the open market pursuant to price-based formulas. In February 2001, we announced our intention to acquire up to $1.5 billion of our outstanding common stock under a stock repurchase program authorized by our Board of Directors. Under the repurchase program, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including our projected cash flow requirements, our return to sustained profitability and our share price. During the three months ended March 26, 2006, we did not repurchase common stock under our repurchase program. As of March 26, 2006, approximately $230 million of the $1.5 billion authorized remained unused and available for repurchase under our repurchase program.

ITEM 5.    OTHER INFORMATION

(a) In February 2006, Scott G. McNealy, the Company’s Chairman of the Board of Directors, entered into a Rule 10b5-1(c) trading plan pursuant to which common stock of the Company will be sold for Mr. McNealy’s account from time to time in accordance with the provisions of the plan without any further action or involvement by Mr. McNealy.

ITEM 6.    EXHIBITS

See Index to Exhibits on Page 55 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN MICROSYSTEMS, INC.

BY	/s/ MICHAEL E. LEHMAN
Michael E. Lehman
Chief Financial Officer and Executive Vice President, Corporate Resources (Principal Financial Officer)

/s/ BARRY J. PLAGA
Barry J. Plaga
Corporate Controller and Vice President, Finance (Principal Accounting Officer)

Dated: May 5, 2006

INDEX TO EXHIBITS

Exhibit Number	Description
10.1*	Compensation Terms for Chief Financial Officer and Executive Vice President, Corporate Resources
10.2*	Form of Nonstatutory Stock Option Agreement for Section 16 Officers
10.3*	Form of Restricted Stock Unit Agreement
15.1	Letter re Unaudited Interim Financial Information
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certificate of Chief Executive Officer
32.2	Section 1350 Certificate of Chief Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.