Form 10-K
period 2006-06-30
SUN MICROSYSTEMS, INC.
filed 2006-09-08
CIK 709519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 0-15086

SUN MICROSYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2805249
(State of incorporation)	(I.R.S. Employer Identification No.)

4150 Network Circle	(650) 960-1300
Santa Clara, CA 95054	(Registrant’s telephone number, including area code)
(Address of principal executive offices,	http://www.sun.com/aboutsun/investor
including zip code)	(Registrant’s url)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    YES    ☐        No    ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    YES    ☐        No    ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES    ☒        No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    YES    ☒        No    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES    ☐        No    ☒

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant, as of December 23, 2005 (the last business day of registrant’s second quarter of fiscal 2006), was approximately $15 billion based upon the last sale price reported for such date on The NASDAQ Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

The number of shares of the registrant’s Common Stock (par value $0.00067) outstanding as of September 6, 2006 was 3,509,259,866.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 hereof.

PART I

ITEM 1.    BUSINESS

GENERAL

Sun provides innovative products and services for network computing. Our customers use those innovations to create and operate the network services upon which they run their businesses. “The Network Is The Computer”™ has articulated the consistent vision at the core of our offerings throughout the 24 years of our existence. Every day, this vision becomes increasingly real, as consumers use and experience a richer array of network based services, including online banking, tax filing, auctions and interactive media and entertainment. Customers’ growing use of advanced digital services fuels the demand for industrial-grade, reliable, secure and highly scalable computing infrastructures — systems, software, storage and related services. We focus on creating, selling and managing those infrastructures. Our core brands include the open and multi-platform Solaris™ Operating System, our Java™ Platform software and programming offerings, our SPARC® and AMD Opteron™ based lines of Sun Fire™ servers, the StorageTek™ line of storage systems and our SunSpectrumSM service offerings. Our world-class software solution and system partners, together with our extensive network of value-added resellers, help create a strong ecosystem around Sun’s core innovation, thereby bringing greater value to customers.

Our customers use our products and services to build and operate mission-critical network computing environments running essential elements of their businesses, including a wide range of technical, scientific, business and engineering applications. Our systems power the infrastructure underlying a range of business and technical processes — from webserving to high-performance technical computing to enterprise-wide resource planning, customer relationship management and database management — in a wide range of industries, including telecommunications, government, financial services, manufacturing, education, retail, life sciences, media and entertainment, transportation, energy/utilities and healthcare.

Customers do business with Sun in part because of the value our business brings to their business, particularly our thought leadership, innovative products and solutions and our ability to create and nurture large communities of developers around our software platforms. The reliability, security and scalability of our offerings are key differentiators along with interoperability and long-term investment protection across many different computing platforms. We have built our business around a multi-platform strategy that includes our Solaris Operating System running on x86 and SPRAC machines, the “Write Once, Run Anywhere”™ concept of the Java Platform, and the ability for our systems to support Solaris, Windows and Linux platforms and for our storage products to support both UNIX® and mainframe environments.

Sun relies upon, and contributes much to, the power of open source and community development. A core premise of our software business is that long term success depends on the ability to successfully attract innovative application developers to our platforms (Solaris, Java and the Java Enterprise System). Those innovative applications in turn lead to design wins for Sun deployments, thereby driving demand for the full array of our offerings. Our long standing belief that openness, community, sharing and collaboration speed innovation and create markets faster is key to our success. Sun contributes to a wide variety of open source communities including OpenSolaris™, Java, Netbeans™, OpenOffice.org, OpenSPARC™ and many other industry-wide community development efforts.

For the fiscal year ended June 30, 2006 we had net revenues of $13.1 billion, employed approximately 38,000 employees and conducted business in over 100 countries. We were incorporated in California in February 1982 and reincorporated in Delaware in July 1987.

Our Internet address is http://www.sun.com. On our Investor Relations web site, located at http://www.sun.com/aboutsun/investor, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC): our annual reports on Form 10-K, quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement on Form 14A related to our annual shareholders’ meeting and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available free of charge on our Investor Relations web site. The contents of these web sites are not intended to be incorporated by reference into this report or in any other report or document we file, and our references to these web sites are intended to be inactive textual references only.

BUSINESS STRATEGY

Our business strategy is to provide superior offerings that rely on innovation as a core differentiator. We take a holistic systems approach to the critical elements customers require — systems, software, storage and services. The elements of our business strategy include:

Innovation.    We rely on on-going innovation in systems design, networking integration, microprocessor architecture, operating systems and software to ensure continuing technology leadership, which our customers experience in the form of both new enabling capability and/or greater cost efficiencies.

Interoperability.    We focus on standards-based designs and implementations, including standards-based networking protocols and webservices, identity management and other elements, thereby allowing customers to build heterogeneous network computing environments.

Customers’ Investment Protection.    We emphasize protecting our customers’ infrastructure investments and lowering their total cost of ownership. We demonstrate that commitment through legacy application support, binary compatibility with previous versions of our operating systems, and the ability to selectively upgrade a single processor board within a larger system.

Solutions-Based Selling Model.    We use a solutions-based selling model that emphasizes our end-to-end network computing architecture platform, with integrated product and service offerings that address customers’ strategic business challenges and not just their information technology needs.

Innovative Business Models.    We utilize innovative business models that address specific customer needs. Examples include our Sun Grid utility computing offering priced at $1 per CPU-hour and our innovative per-employee indexed pricing for all of our middleware software offerings. Both appeal to customers struggling to make their IT expenditure more predictable while lowering the overall IT cost.

Robust Partner Community.    We cultivate a robust partner community, including independent software vendors (ISVs), system integrators, resellers and original equipment manufacturers (OEMs), whose members collaborate in building new and innovative solutions based on our products and services, thus extending our reach and expertise.

Environmentally Responsible Products.    Our aim is “Sustainable Computing.” We strive to design, develop and ship environmentally friendly products that not only meet regulatory requirements, but also have minimal impact on the environment.

Each of these elements of our business strategy are discussed in more detail below.

Innovation

In order to maintain our position as a leading developer of enterprise and network computing products and technologies, we must continue to invest and innovate. Over the past few years, in addition to significant investments in research and development, we have also made significant investments in several product and services technology acquisitions. Our investments in research and development and acquisitions include the following:

•	Innovation at the operating system level is evidenced by the Solaris 10 operating system, which is the market share leading UNIX operating environment. We believe it provides significant advantages over traditional UNIX offerings as well as Linux implementations and has won numerous awards for its technological features. The Solaris 10 operating system is multi-platform and runs on Dell, HP, IBM and numerous other platforms. It includes several major advancements in availability, performance and security to help customers proactively manage their computing resources.

•	Our latest UltraSPARC® processor technology incorporates chip multithreading at the processor level as part of our throughput computing initiative. We are driving toward significant gains in performance for the same physical size and power consumption. The introduction of the innovative “Niagara” CoolThreads™ technology has led the way to next generation processor chip architecture with an 8 core processor with 4 threads per core, for a total of 32 threads per processor. This is particularly critical for the new breed of webservices and Java applications which need a high degree of ‘parallel’ processing of separate ‘threads’. Sun’s leading implementation in the Sun Fire T1000 and T2000 systems provide significant advantages in throughput, power consumption, and space consumed, which we believe is very compelling to customers experiencing power, cooling, and space constraints.

•	Our x64 systems offerings based on AMD’s Opteron processor are creating new opportunities for Sun in a variety of customer and industry environments, including grid computing environments for high-performance technical computing. Innovation at the system architecture level allows Sun to leverage the ‘off-the-shelf’ processor offerings available in the industry from suppliers such as AMD and innovate at the system architecture level. This is evidenced by our Sun Fire x64 line, which offers competitive price/performance and enterprise class reliability features. These systems allow the customer to choose Solaris, Windows or Linux platforms making them versatile for multi-OS deployments in small and large enterprises.

•	We currently offer a full range of middleware including mission-critical clustering, messaging, identity management, directory and webservices infrastructure software known as Java Enterprise System and an industry-leading business model based on per employee pricing.

•	The cross-platform Java software development environment, spanning smart cards, cellular handsets, set top boxes, desktops, computers and servers, provides our customers and ISV partners with an end-to-end architecture that extends our common Java™ technology-based programming environment across many different platforms, making real the concept of “Write Once, Run Anywhere.” Our products provide exceptional price-performance, flexibility, scalability and choice for devices as small as smart cards and cell phones up through large, multi-million dollar systems.

•	Our enterprise desktop technologies, including Java Desktop System, StarOffice™, and the Secure Global Desktop family of products that we acquired through our acquisition of Tarantella, Inc., combined with our SunRay™ thin clients, can provide access to the customer’s desktop in virtually any application environment.

•	We offer a robust line of network-based storage systems and software, including products added through our acquisition of StorageTek’s technologies and product portfolio, providing a comprehensive storage portfolio for data management. Our network computing vision has expanded to include the combination of identity management with data storage technology, which enables us to help customers store, manage and retrieve information in an increasingly complex technical and regulatory environment.

•	Our new services technologies, including Sun Connection and a suite of proactive managed services, provide remote diagnostics and preventive services for our customers, and are now enhanced to include multi-platform support.

•	Our software offerings include virtualization, provisioning and monitoring software for network computing resource optimization and systems management simplification.

•	Open Source Initiatives such as OpenSolaris, OpenSPARC, Open Source Availability of Netbeans, Java Development Tools, Java Middleware and Java Platform Technologies are aimed to significantly increase participation in processor architecture development, software and application design by making cutting-edge hardware and software intellectual property freely available. This helps lower barriers to the next big build-out of the Internet, encourage innovation and foster bringing new products to market.

We believe that many of these technologies provide us with a competitive advantage and differentiation in the marketplace. By investing in research and development, as well as product and services technology acquisitions, we believe we are able to develop and deliver more valuable systems technology and better address the complex issues our customers face. We intend to continue our investments into new computing technologies and are focused on the development and delivery of leading-edge network computing products based upon our innovations.

Interoperability

From our inception, we have focused on developing products and technologies based upon open standards. We believe the real power in computing lies in the ability to freely access and share information over the network, unconstrained by proprietary software and hardware standards. We pioneered this approach with the invention of Network File System technology in 1985 and since then have focused on optimizing the interoperability of different systems on different networks.

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

Investment Protection

Our customers have made significant investments in hardware and software assets. To help them to maximize the return on their investments, we make investment protection a priority in all our products. Applications running on earlier versions of Solaris will run on our newest version, Solaris 10, without the need to recompile, thus helping to avoid cost and risk. As the Solaris OS runs on both our UltraSPARC-based data center servers as well as our x64 systems, customers are able to leverage the same application environment and skill sets thereby lowering their cost of operations.

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

The focus on providing multiplatform implementations provides customers with greater choice and confidence. Solaris is available on over 500 different systems, Java Enterprise System middleware is available on RedHat, Windows and HP-UX in addition to Solaris. Our x64 Systems are certified for Solaris, Windows, RedHat and SuSe. Our SPARC systems are available with Solaris and Ubuntu Linux.

Solutions-Based Selling Model

Our solutions-based selling model offers an integrated set of networking architecture solutions and methodologies, bringing together a combination of servers, software, storage and services to help customers address complex problems, including business compliance, providing secure global access and designing next-generation data centers. Beginning in Fiscal 2007, we will be focusing on the following four competencies that drive demand for our systems infrastructure offerings:

•	Systems: Focused on enabling enterprises to leverage our systems products, architectures and best practices at the heart of next-generation, service-oriented data centers by boosting capacity and application performance while driving space and energy savings;

•	Storage: Focused on information life cycle management, and the products and processes necessary to manage business continuity, regulatory compliance, storage consolidation, and content repositories at the heart of the global storage industry;

•	Software: Focused on leveraging open-source products such as the Solaris OS and Java Desktop Systems to drive cost savings in servers and desktop deployments; Identity Management for securing the enterprise; Enterprise Web Services for enabling enterprises to leverage Java 2 Enterprise Edition (Java EE) web services platform, and evolving service oriented architectures (SOAs) and service delivery platforms (SDPs); and

•	Services: Focused on our global service offerings, enabling increased system service levels, data center operational efficiency and effectiveness, as well as next-generation automation technologies to provide predictive, preemptive and proactive service to heterogeneous infrastructures.

These competencies will line up directly with the key strategies presented to our customers as part of our vision. We believe our solution-based selling approach allows us to engage with our customers over the entire lifecycle of their key infrastructure projects, improving the delivery of sustainable value from the products and services we produce.

Innovative Business Model Opportunities

As a company, we are continually exploring new ways of doing business and collaborating with our partners and customers to deliver greater value.

Open Source:    A community is built through the sharing of ideas, technologies and markets. Accordingly, we offer OpenSolaris, which makes a version of the source code for Solaris 10 available under the Open Source Initiative (OSI) approved Common Development and Distribution License (CDDL). Consistent with our heritage of open source and open standards-based software, our intention in making Solaris 10 freely available is to help foster the innovation and collaboration needed to provide for new opportunities for developers, customers and partners. Making Solaris source code an open environment encourages a deeper understanding of Solaris and its innovations by providing a direct channel of feedback from the engineering community, thus helping to drive the cycle of innovation even further and faster. OpenSPARC is a community created around the SPARC CoolThreads technology. With OpenSPARC we aim to broaden the footprint of the SPARC architecture by fostering community development.

Subscription:    We continue to use our subscription model to greatly simplify the pricing, licensing, delivery and maintenance of our product and service offerings for our customers. We combine our software and services into an integrated package to facilitate quick deployment and reduce cost, complexity and risks to our customers over the lifetime of the subscription. Customers receive new unspecified products and upgrades automatically over the term of the subscription. The subscription model offers customers a simple, predictable and affordable way to buy our software and services.

Utility Computing:    We have introduced the Sun Grid offering, a utility computing capability available at www.network.com. We have developed a number of hardware and software products, service offerings, solution architectures and business models aligned with our vision of utility computing such as Sun Storage Grid Utility and Sun Storage Grid Rack. Our Sun N1™ Grid Engine is the software that enables all the individual components of the grid to act together as one system. We have built service offerings specifically to help customers build their own “private” grid or buy into our “public” grid utility.

Remote Services Delivery:    Sun Connection is an integrated, secured service connection that links customers, partners, developers and Sun in a dynamic and collaborative network-based community. Our Connected Systems Network group, which is driving the Remote Services Delivery effort, delivers advanced Support and Educational Services through software innovation. Sun Management Connection, which incorporates the remote managed services technology from our recent SevenSpace Inc. acquisition, allows us to deliver scalable, 24x7x365 remote management of heterogeneous IT environments over the Internet without customer investment in IT infrastructure.

Alliances and Partner Community

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

We seek out partners with whom we share common interest. We continue to partner with Advanced Micro Devices, Inc. (AMD) to expand our entry-level line of Opteron processor-based x64 systems. We also maintain a strategic alliance with Fujitsu to collaborate on the development, delivery and support of a future generation of SPARC-based systems. This alliance is intended to enlarge the Solaris footprint, drive increased market share for our enterprise-class systems and allow us to dedicate additional resources to our throughput computing initiative and our next generation of processor products. In addition, we continue our relationship with Hitachi Data Systems to provide high-end storage solutions and extend our storage offering into enterprise environments.

Environmentally Responsible Products

We are committed to developing and selling products that are environmentally responsible because we think this is good for the planet and good for the business. Our business benefits because these initiatives directly make our products more competitive and provide our customers with lower cost and more efficient solutions. We are a leader in energy efficient computing technologies and committed to reducing factors contributing to global climate change through what we call “sustainable computing.” We create technologies that we believe will enable, at least, four significant shifts in the computing industry, changes which hold enormous potential for positive environmental impact: (i) transition to thin client computing from traditional desktop PCs thereby increasing overall energy efficiency and reducing material waste; (ii) increases in computing resource utilization with throughput computing technology and Sun N1 Grid virtualization technology across data centers; (iii) transition to increased teleworking allowing large employers to unleash the social, environmental and economic benefits of mobility with security and (iv) transition to products that consume significantly less energy than current industry-standard products.

SALES, MARKETING AND DISTRIBUTION

Our Global Sales and Services organization manages and has primary responsibility for our field sales, relationships with our selling partners, technical sales support, sales operations and delivery of support, managed and professional services covering our competency areas. We sell end-to-end networking architecture platform solutions, including products and services, in most major markets globally through a combination of direct and indirect channels. We also offer component products, such as central processor unit (CPU) chips and embedded boards, on an OEM basis to other hardware manufacturers and supply after-market and peripheral products to their end-user installed base, both directly and through independent distributors and VARs. In addition, our strategic alliance with Fujitsu provides expanded distribution of both companies’ existing SPARC product lines.

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

Our sales force serves the telecommunications, government, financial services, manufacturing, education, retail, life sciences, media and entertainment, transportation, energy/utilities and healthcare industries. We have organized our sales coverage within 16 geographically established markets (GEMs) around the world. We have approximately 78 sales and service offices in the United States and an additional 145 sales and service offices in 47 other countries. We employ independent distributors in over 100 countries. In general, our sales coverage model calls for independent distributors to be deployed in partnership with our direct sales force. However, in some smaller markets, independent distributors may be our sole means of sales, marketing and distribution.

Our relationships with channel partners are very important to our future revenues and profitability. Channel relationships accounted for more than 63%, 67% and 63% of our total net revenues in fiscal 2006, 2005 and 2004, respectively. Our channel partners include:

•	Systems integrators, who serve the market for large commercial projects requiring substantial analysis, design, development, implementation and support of custom solutions;

•	Channel development providers who supply our products and provide product marketing and technical support services to our smaller resellers;

•	VARs who provide added value in the form of software packages, proprietary software development, high-end networking integration, vertical integration, vertical industry expertise, training, installation and support;

•	OEMs who integrate our products with their hardware and software; and

•	Independent distributors who primarily serve foreign markets where we do not have a direct presence.

Additionally, ISV partners help us maximize our technology footprint by integrating their software products with our platforms and technologies. SDPs, such as Internet Service Providers (ISPs) and Application Service Providers (ASPs), allow us to expand our service coverage without new large-scale investments.

Revenues from outside the United States (U.S.) were approximately 59%, 60% and 57% of our total net revenues in fiscal 2006, 2005 and 2004, respectively. Direct sales we make outside of the U.S. are generally priced in local currencies and can be subject to currency exchange fluctuations. The net foreign currency impact on our total net revenues and operating results is difficult to precisely measure. However, because of the general strengthening of the U.S. dollar, our best estimate of the foreign exchange detriment approximated 2% of total net revenues for fiscal 2006.

The countries primarily contributing to our international sales are the United Kingdom (U.K.), Germany and Japan. The U.K. represented approximately 9%, 9% and 8% of our total net revenues in fiscal 2006, 2005 and 2004, respectively. Germany represented approximately 7%, 8% and 7% of our total net revenues in fiscal 2006, 2005 and 2004, respectively. Japan represented approximately 6%, 7% and 7% of our total net revenues in fiscal 2006, 2005 and 2004, respectively. For information about sales to unaffiliated customers and revenues by geographic areas, refer to Note 15 to the Consolidated Financial Statements — Industry Segment, Geographic, and Customer Information and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.

Some of our sales to international customers are made under export licenses that must be obtained from the U.S. Department of Commerce. In addition, all of our export transactions are subject to U.S. export control laws, and certain transactions could require prior approval of the U.S. Department of Commerce. Protectionist trade legislation in either the U.S. or other countries, such as a change in the current tariff structures, export compliance laws or other trade policies, could adversely affect our ability to sell or to manufacture in international markets or to secure adequate supplies of component parts. Furthermore, revenues from outside the U.S. are subject to inherent risks, including the general economic and political conditions in each country. See Note 15 to the Consolidated Financial Statements for additional information concerning sales to international customers and business segments. For a discussion of risks attendant to Sun’s foreign operations, see “Risk Factors — Our international customers and operations subject us to a number of risks,” in Item 1A, which is incorporated herein by reference.

Sales to General Electric Company (GE) and its subsidiaries in the aggregate accounted for approximately 15%, 16%, and 14% of our fiscal 2006, 2005 and 2004 total net revenues, respectively. More than 70% of the revenue attributed to GE was generated through GE subsidiaries acting as either a reseller or financier of our products. The vast majority of the revenue included in the amounts above is from sales through a single GE subsidiary, having comprised 11%, 13%, and 11% of total net revenues in fiscal 2006, 2005 and 2004, respectively. This GE subsidiary acts as a distributor of our products to resellers who in turn sell those products to end-users. Our business could be adversely affected if GE or another significant customer terminated its business relationship with us or significantly reduced the amount of business it did with us.

Our product order backlog at June 30, 2006 was $1.1 billion, as compared with $805 million at June 30, 2005. Our product backlog includes orders for which customer-requested delivery is scheduled within six months and orders that have been specified by the customer for which products have been shipped but revenue has been deferred. Backlog orders are supported by evidence of a customer arrangement (typically a customer purchase order), or customer pre-payment (whereby customer delivery occurs over a period of time or through specific milestones). In either case, sufficient evidence of an arrangement exists and final delivery has yet to be completed. Although actual customer delivery can occur over several periods, product backlog can be used to identify potential revenue coverage for pending periods. The larger the percentage coverage of targeted pending revenue, the lower the potential risk of non-achievement. Backlog levels vary with demand, product availability, product revenue recognition treatment, and our delivery lead times and are subject to significant decreases as a result of, among other things, customer order delays, changes or cancellations. As such, backlog levels may not be a reliable indicator of future operating results. As we explore new ways of doing business and collaborate with our partners and customers to deliver greater value, our backlog metric may evolve to better identify potential revenue coverage for pending periods.

WORLDWIDE OPERATIONS

Our Worldwide Operations organization manages company-wide purchasing of materials used in making our products, assists in product design enhancements, oversees our own manufacturing operations and those of our manufacturing partners and coordinates logistics operations.

Our manufacturing operations consist primarily of final assembly, test and quality control of enterprise and data center servers and storage systems. For all other systems, we rely on external manufacturing partners. We manufacture primarily in Oregon,

Puerto Rico and Scotland and distribute much of our hardware products from our facilities and our partner facilities located in California, Puerto Rico, the Netherlands and Japan. We are in the process of closing our Puerto Rico facilities and outsourcing those manufacturing operations.

We are expanding our direct ship capabilities, using a customer fulfillment architecture which enables us to ship some products directly from our suppliers to our customers, with the goal of reducing cost, risk and complexity in the supply chain. We have continued efforts to simplify the manufacturing process by reducing the diversity of system configurations offered and increasing the standardization of components across product types. In addition, we have continued to increase our focus on quality and processes that are intended to proactively identify and solve quality issues. The early identification of products containing defects in engineering, design and manufacturing processes, as well as defects in third-party components included in our products, could prevent or reduce delays of product shipments.

RESEARCH AND DEVELOPMENT

Our research and product development programs are intended to sustain and enhance our competitive position by incorporating the latest advances in hardware, software, graphics, networking, data communications and storage technologies. In addition, we have extended our product offerings and intellectual property through acquisitions of businesses or technologies or other arrangements with our partners. Our product development continues to focus on enhancing the performance, scalability, reliability, availability and serviceability of our existing systems and the development of new technology standards. Additionally, we remain focused on system software platforms for Internet and intranet applications, telecommunications and next-generation service provider networks, developing advanced workstation, server and storage architectures and advanced service offerings. We devote substantial resources to research and development as we believe it provides and will continue to provide significant competitive differentiation.

We conduct research and development principally in the U.S., U.K., France, Ireland, Germany, Japan, China, Russia, Czech Republic and India. Research and development (R&D) expenses were $2.0 billion, $1.8 billion, and $1.9 billion in fiscal 2006, 2005 and 2004, respectively.

SEGMENT INFORMATION

During fiscal 2006, our operations were organized into two business segments: products and services. Our product classes comprise revenue from computer systems products and data management products. Our services revenue consists of sales from two classes of services: (1) support services which consists of maintenance contracts and (2) client solutions and educational services, which consists of technical consulting to help customers plan, implement, and manage distributed network computing environments and developing integrated learning solutions for enterprises, IT organizations, and individual IT professionals. In each of the last three fiscal years, computer systems, data management products and support services each accounted for more than 10% of our consolidated net revenues. A table providing external revenue for similar classes of products and services for the last three fiscal years is found in Note 15 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. A table presenting revenues, interdivision revenues, operating income (loss) and total assets for our segments for the three years ended June 30, 2006 is found in Note 15 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

PRODUCTS

Our products consist of computer systems and storage product lines, and a variety of software and services related to both systems and storage. For information about external revenue for similar classes of products and services, refer to Note 15 to the Consolidated Financial Statements — Industry Segment, Geographic, and Customer Information and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.

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

Data center servers.    Our data center servers, including the Sun Fire™ E25K and Sun Fire E20K, are designed to offer greater performance and lower total cost of ownership than mainframe systems and are used for server consolidations, application migrations, data mining and warehousing, custom applications, on-line transaction support, enterprise resource planning, high performance technical computing and databases. The Sun Fire E25K server is one of the most scalable UNIX® platform-based systems in the marketplace and incorporates our UltraSPARC IV+ microprocessor, bringing dual-threaded capability to the data center.

Enterprise servers.    Our enterprise servers, including Sun Fire E6900, Sun Fire E4900, Sun Fire E2900 and Sun Fire V1280 servers, address the needs of data centers and enterprise-scale network computing at a moderate cost. These servers are available with various options in processor and memory expandability, hardware redundancy and component accessibility and run on the Solaris OS. The UltraSPARC IV+ processor is built to deliver dual-threaded capability and fault management technology into our family of mid-range Sun Fire servers.

Entry server systems.    We also offer a wide range line of entry server systems differentiated by their size, their processor architecture (SPARC or x64), their form factor (rack, blade or stand-alone systems) and the environment for which they are targeted (general purpose or specialized systems).

In fiscal 2006 we introduced the T1000/T2000 CoolThreads servers with chip multi-threaded technology and a SPARC processor architecture. These servers offer improved throughput performance as well as energy and space efficiencies and are aimed at web and application tier deployments.

Additional Entry SPARC-based systems include our Sun Fire V240, Sun Fire V210 and Sun Fire V440 servers, which deliver network computing in a compact, low-cost package. In fiscal 2005, we introduced the Sun Fire V890 and the Sun Fire V490 servers, which use the new 1.5GHz UltraSPARC IV+ processor and Solaris 10 OS.

We also have introduced a complete new line of x64 servers, based on AMD’s Opteron processor. Our X2100, X4100, X4200, X4600 servers provide the highest performance level in their class, support multiple operating environments and are targeted at web tier, application, databases, HPTC/Grid as well as development environments.

We also offer a line of products aimed at the unique needs of OEMs and Network Equipment Providers (NEPs). Rack-optimized systems and our blade product offerings combine high-density hardware architecture and system management software that OEMs find particularly useful in building their own solution architectures. Our NEP-certified Netra™ systems are designed to meet the specialized needs of NEPs. This year, we introduced the Netra 1290, and the Netra CT900 ATCA server.

Desktops and Workstations.    Our desktops and workstations provide powerful solutions for a wide range of business and technical activities such as software development, mechanical design, financial analysis and education. Our product line includes high-performance 64-bit workstations, graphics accelerator boards, x64-based workstations and thin Sun Ray Ultra-Thin Client products. In fiscal 2006, we introduced the Sun Ultra™ 25, Sun Ultra 45, and Sun Ultra 3 mobile workstation, using SPARC processors, which are designed to meet the needs of demanding graphics, visualization and compute applications. We also introduced the Sun Ultra 20 and Sun Ultra 40 workstations, which are AMD Opteron-based workstations that support Linux (Red Hat and SuSe, 32-Bit and 64-Bit) and the Solaris OS (32-Bit and 64-Bit) and are Microsoft certified.

Processor and Network Products.    In fiscal 2006, the UltraSPARC processor lines were reoriented to reflect the two main types of workloads our customers experience. Our data-intensive processor line includes the refreshed 1.5GHz UltraSPARC IV+, with dual-core processors, which furthers our throughput computing initiative. For network-intensive workloads which require more horizontal scaling, we offer the updated 1.5GHz UltraSPARC IIIi+ processors, which are mainly used on our entry and workgroup servers. In addition, we introduced the UltraSPARC T1 processor featuring CoolThreads technology. This processor offers up to eight 4-threaded cores, with typical processor power consumption of only 72 watts while delivering 32 simultaneous threads.

SOFTWARE

Our software offerings consist primarily of enterprise infrastructure software systems, software desktop systems, developer software and infrastructure management software.

Solaris Operating System (OS).    The Solaris OS is a high performance, highly reliable, scalable and secure operating environment for SPARC and x64 platforms that is easy to install and use, is optimized for the Java platform and supports more than 8,000 applications. It is optimized for enterprise computing, Internet and intranet business requirements, powerful databases and high performance technical computing environments. With Solaris 10, customers now have access to our latest technical innovations such as Solaris Containers, Predictive Self-healing and Solaris Dynamic Tracing (DTrace) capability, all while maintaining binary compatibility with previous Solaris versions. Solaris Containers is an advanced approach to system virtualization with multiple software partitions per single instance of the Solaris OS, making consolidation simple, safe and secure. Predictive Self-Healing delivers improved service availability with on-line error detection and auto recovery. Dynamic Tracing (DTrace) equips users with a tool for analyzing and diagnosing elusive bottlenecks in real-time. The Solaris 10 source code is available through an OSI-approved open source license as a project called OpenSolaris.

Java Technology.    Our Java platform application environment allows development of application software independent of the underlying operating system or microprocessor based on open standards. Java technology allows a developer to write applications once for a wide range of platforms and devices. Our Java platforms are based on a common core architecture and include the Java Platform, Standard Edition (Java SE™) technology used on personal computers and workstation clients and available on Solaris OS, Linux, HP UX, AIX, Tru64 UNIX, Windows, MacOS X and other platforms; Java Platform, Enterprise Edition (Java EE) technology used to develop and deploy web services; Java Platform, Micro Edition (Java ME) technology, which extends Java technology to consumer and embedded devices such as mobile phones, personal digital assistants (PDAs), digital set top boxes and residential gateways; and Java Card™ smart card technology.

Sun Java Enterprise System.    Our Sun Java Enterprise System (Java ES) software enables enterprises to utilize their information and applications and deploy services offered on intranets and the Internet. Our new release of Java ES includes a composite application platform for service oriented architecture (SOA) deployments along with more targeted Java Suites covering Identity management, Application platform services, System availability, Web infrastructure and Enterprise communications.

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

Sun Java Desktop System.    Our desktop software includes all the key components of a user’s environment, ranging from the user interface and desktop utilities to a browser, multimedia capabilities and the StarOffice personal productivity suite. The StarOffice office productivity suite has an integrated set of applications including word processing, spreadsheet, graphic design, presentations, database access, HTML editor, mail/news reader, event planner and formula editor tools. It runs on most major operating environments and platforms, including the Solaris OS, Microsoft Windows, Linux, OS/2 and Java platforms.

Sun Java Composite Application Suite:    The Sun Java Composite Application Suite complements the other suites of the Java Enterprise System and contains all the components to develop and deploy a SOA (service oriented architecture) platform for the re-use of existing applications, the delivery of new services, and to enable legacy and packaged applications to rapidly integrate within an existing infrastructure. The Suite is SOA-based, fully integrated, and delivers a rich set of integration and composite application capabilities including Business Process Management (BPM), messaging, rich transformation, and a broad and deep array of connectors. The Java Composite Application Platform Suite also features Business Activity Monitoring (BAM) for development of sophisticated dashboards and alerting; Extraction, Transformation and Loading (ETL) capabilities for moving bulk data; extensive B2B support and an advanced facility for enabling the development of a single master index for entities such as customer, patient, product or supplier.

STORAGE

Our storage systems comprise storage, storage components, software, and services to complete our end-to-end data management solutions across heterogeneous environments. With the acquisition of Storage Technology Corporation (StorageTek) in August 2005, our storage portfolio includes:

Tape Storage:    Our tape storages include tape libraries, tape drives, tape virtualization systems as well as tape media and tape device software.

Enterprise Tape Libraries:    Tape libraries help to better manage and protect data with highly productive consolidated storage. Our high-end tape storage systems enable traditional data protection and archive based solutions. The SL8500 and the SL9310 tape library systems are fast, highest-quality and space-efficient tape libraries. The capacity tapes libraries T9940 and T10000 store large amounts of data and provide onsite back-up and archive and/or offsite disaster recovery. The tape drive T9840 is used for quick data retrieval and in line data storage that provides a low cost alternative to disk. The Virtual Storage Manager (VSM) 4e and 5 systems, which consist of a server, disks and software, positioned between mainframe servers, and tape libraries, help aggregate storage from heterogeneous devices providing a single storage resource pool, thereby providing the ability to access data faster, allowing legacy and newer technologies to co-exist.

Entry and Midrange Tape Libraries:    We offer a wide range of entry and midrange tape systems, which enable traditional data protection and archive based solutions, with high levels of reliability, longevity and expandability. The C2/C4 tape libraries are entry products. The SL500 tape library provides modular scalability and enterprise level RAS feature in a space efficient, recounted library. The SL700 and SL1400 provide capacity and performance approaching the entry capabilities of an enterprise library. The tape drives used in these libraries are mainly industry standard tape drives that Sun buys from third party manufacturers.

Disk Systems:    Our extensive disk system product line includes data center disks, midrange and workgroup systems as well as specialized storage arrays providing heterogeneous support.

Data Center:    Our high-end data storage systems provide a platform for direct attach storage or storage area network (SAN) solutions. Our high-end data storage systems, including the Sun StorEdge™ 9990, combine Hitachi Data Systems’ (HDS) high-end storage hardware with our resource management and file management software under an OEM agreement with HDS first signed in fiscal 2002.

Midrange Disks:    We offer a wide range of flexible, scalable mid-range storage systems, including the Sun StorEdge 6120/30/40, Sun StorEdge 6320, and Sun StorEdge 6920 which support high-performance computing and enterprise SAN implementations, as well as storage virtualization technology. The 6920 is a midrange scalable disk system that provides a cost effective combination of performance, availability, scalability and centralized data management features for business critical enterprise applications. Our network attached storage (NAS) products, including the Sun Storage 5310 NAS are simple, integrated, plug and play storage systems which provide multi protocol support, multi level redundancy clustering and scalability.

Entry Level/Workgroup Disks:    The entry level low cost modular arrays provide direct attached and SAN attached storage for task critical applications. We offer a wide range of entry level products including the Sun StorEdge 3120, 3320, 3510 and 3511.

We also offer specialized storage arrays, including nearline storage solutions that deliver very low cost/MB storage capacity for nearline or archival applications, HPTC storage that cost effectively supports extreme data throughput performance requirements, Thin/Boot Storage that meets the small form factor and low cost requirements for rack systems or system boot devices, and NEBS/MilSpec Storage that meets rigorous environmental requirements.

Storage Networking Products:    Sun OEMs SAN switch technology that provides flexibility required to scale to business needs, helping reduce overall network costs by enabling access through lower cost edge switches and distribution sites versus utilizing more expensive ports across the entire network.

Storage Management Software:    Storage Management software includes Storage Resource Management, Data Protection, Data Management software as well as the Java StorEdge software. Sun storage management software locates storage resources; assesses utilization levels; provides capacity planning, trending and forecasting; identifies back up failures; streamlines provisioning; automates tasks; helps with data classification and provides reports on data placement and movement.

Enterprise Storage Manager:    The Enterprise Storage Manager (ESM) is a storage and data management portfolio consisting of multiple modules. These are standards based modules, enabling heterogeneous platform and application support. The innovative ESM portal provides a dashboard across all modules, displaying relevant business information to each user. The enterprise storage manager includes multiple business modules such as base device management, business analytics and operations management. It is a single, integrated tool for configuration, utilization, performance and provisioning, supporting devices and environments from multiple vendors.

Data and Archive Management:    Sun’s powerful data and archive management software classifies and manages data across tiers of storage (disk, tape, optical), automatically backs up and replicates files, migrates and archives legacy data and performs large scale tape migrations.

Java StorEdge Software:    Our Java StorEdge software is based on the Java ES architecture and comprises an open, integrated and automated storage management software family. The Sun StorEdge software suites are focused on availability, utilization, performance and storage resource management. Our Sun Java StorEdge Software (Java SS) and suites allow customers to acquire and deploy our comprehensive suite of storage and data management software and services in-house on an annual per-employee or capacity basis. Our targeted Java SS Suites cover StorEdge Consolidation, StorEdge Continuity, StorEdge Content and StorEdge Compliance.

Sun Grid Storage Utility:

Our Sun Grid Storage Utility is part of our vision for a standardized, open, grid-based computing infrastructure available to customers as a utility, pay-as-you-go model. This offering includes fully integrated hardware, software and services, provided, managed and serviced by us on a 24x7x365 basis.

SERVICES

Our services team provides expertise in helping our customers deploy and maintain network computing environments through a broad range of services comprised of support services for hardware and software and Client solutions and Educational services. Sun Services assists customers globally, provides support services to nearly 850,000 units under contracts in more than 100 countries, trains approximately 400,000 students annually and provides consulting, integration and operations assistance to IT organizations globally.

Support and Managed Services:    The SunSpectrum Support services product offerings allow customers the power and flexibility to customize their support services contracts. Customers can choose from four levels of support that range from mission critical to self-support. This service is sold separately or packaged with hardware, software and peripherals as a single-price support service. Each contract type is specifically designed to enable high availability and continuous operation for our customers. Our resources in the field for services delivery are complemented by third-party service providers who primarily deliver hardware support services such as spares inventories and manpower. Investments by these third-party service providers help us expand our geographic coverage without additional fixed cost investments on our part. Software support is primarily delivered by our software support engineers. Sun Connection, an integrated, secure network services connection, is intended to simplify and standardize IT as a service. Customers who pay the annual subscription fee can turn on a secure connection to allow us to automatically and systematically manage their security updates, systems monitoring and predictive diagnostic tests over that connection, thereby reducing management costs and increasing system availability.

Professional and Educational Services:    Our Professional Services organization brings together more than 10,000 experts across Sun, focused on our competencies: Systems, Storage, Software and Services. Our Professional Services teams specialize in providing customers with advanced systems, software, storage and network architecture design consulting, platform integration, enterprise systems management and operation such as network security and identity management, wireless network-based systems and advanced Sun Java System software integration solutions. We provide people, processes and technology and we partner with third-party systems integrators, to deliver solutions tailored to meet our customers’ needs. Our technical and project management experts help design IT architectures and plan migrations from legacy systems to network computing or help customers upgrade existing network computing environments. Operations experts help customers manage the complexity of heterogeneous systems and networks.

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

COMPETITION

We compete in the computer systems (hardware and software), storage (hardware and software) and services markets. These markets are intensely competitive. Our competitors are some of the largest, most successful companies in the world. They include International Business Machines Corporation (IBM), Dell, Inc. (Dell), Hewlett-Packard Company (HP), EMC Corporation (EMC), Fujitsu Limited (Fujitsu), Hitachi Data Systems, Inc. and the Fujitsu-Siemens joint venture. We also compete with systems manufacturers and resellers of systems based on microprocessors manufactured by Intel Corporation (Intel) and the Windows family of operating systems software from Microsoft and the Linux family of operating systems.

Customers make buying decisions based on many factors, including, among other things, new product and service offerings and features; product performance and quality; availability and quality of support and other services; price; platform; interoperability with hardware and software of other vendors; quality; reliability; security features and availability of products; breadth of product line; ease of doing business; a vendor’s ability to adapt to customers’ changing requirements; responsiveness to shifts in the marketplace; business model (e.g., utility computing, subscription-based software usage, consolidation versus outsourcing); contractual terms and conditions; vendor reputation and vendor viability. We believe competition will be at least as intense in the next fiscal year as it was over the last fiscal year. In this environment, each factor on which we compete is critical and the lack of competitive advantage with respect to one or more of these factors could lead to a loss of competitive position resulting in fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability and loss of market share. For more information about the competitive risks we face, refer to Item 1A. Risk Factors — If we are unable to compete effectively with existing or new competition, the lost of competitive position could result in price reductions, fewer customer orders, reduced revenue, reduced margins, reduced levels of profitability and loss of market share.

PATENTS, TRADEMARKS AND INTELLECTUAL PROPERTY LICENSES

We have used, registered or applied to register certain trademarks and service marks to distinguish genuine Sun products, technologies and services from those of our competitors in the U.S. and in foreign countries and jurisdictions. We enforce our trademark, service mark and trade name rights in the U.S. and abroad.

We hold a number of U.S. and foreign patents relating to various aspects of our products and technology. While we believe that patent protection is important, we believe that factors such as innovative skills and technological expertise provide even greater competitive differentiators. From time to time we have been notified that we may be infringing certain patents or other intellectual property rights of others. Such notices are in various stages of evaluation, but as of June 30, 2006, no claims had been made that we believe to be material. We are evaluating the desirability of entering into licensing agreements in certain of these matters. Based on industry practice, we believe that any necessary licenses or other rights could be obtained on commercially reasonable terms. However, no assurance can be given that licenses can be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights, or litigation arising out of such claims, could adversely affect our business.

EMPLOYEES

As of June 30, 2006 we had approximately 38,000 employees. We depend on key employees and face competition in hiring and retaining qualified employees. Our employees are vital to our success, and our key management, engineering and other employees are difficult to replace. Although we have entered into a limited number of employment contracts with certain current and former executive officers, we generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding our Executive Officers as of September 6, 2006.

Name	Age	Position
Jonathan I. Schwartz	40	Chief Executive Officer and President
Michael A. Dillon	47	Executive Vice President, General Counsel and Secretary
John F. Fowler	45	Executive Vice President, Systems Group
Anil P. Gadre	49	Executive Vice President and Chief Marketing Officer
Donald C. Grantham	49	Executive Vice President, Global Sales and Services
Richard L. Green	50	Executive Vice President, Software Group
Michael E. Lehman	56	Chief Financial Officer and Executive Vice President, Corporate Resources
William N. MacGowan	49	Executive Vice President, People and Places, and Chief Human Resources Officer
Eugene G. McCabe	53	Executive Vice President, World Wide Operations
Gregory M. Papadopoulos	48	Executive Vice President, Research and Development and Chief Technology Officer
Barry J. Plaga	44	Vice President and Corporate Controller
David W. Yen	54	Executive Vice President, Storage Group

Mr. Schwartz has served as President and Chief Executive Officer since April 2006, as President and Chief Operating Officer from April 2004 to April 2006, as Executive Vice President, Software from July 2002 to April 2004, as Senior Vice President, Corporate Strategy and Planning from July 2000 to July 2002, as Vice President, Ventures Fund from October 1999 to July 2000. Prior to that, Mr. Schwartz served in several other positions with Sun.

Mr. Dillon has served as Executive Vice President, General Counsel and Secretary since April 2006, as Senior Vice President, General Counsel and Secretary from April 2004 to April 2006, and previously held the position of Vice President, Products Law Group, from July 2002 to March 2004. From October 1999 until June 2002, he served as Vice President, General Counsel and Corporate Secretary of ONI Systems Corp, an optical networking company. Mr. Dillon initially joined Sun in 1993 and thereafter held successive management positions in several legal support groups until October 1999.

Mr. Fowler has served as Executive Vice President, Systems Group of Sun since May 2006, as Executive Vice President, Network Systems Group from May 2004 to May 2006, as Chief Technology Officer, Software Group from July 2002 to May 2004 and Director, Corporate Development from July 2000 to July 2002.

Mr. Gadre has served as Executive Vice President, Chief Marketing Officer of Sun since November 2004, as Vice President, Software Marketing from May 2002 to November 2004 and Vice President and General Manager Software from April 1999 to May 2002.

Mr. Grantham has served as Executive Vice President, Global Sales and Services since April 2006, as Executive Vice President Sun Services from March 2005 to March 2006, as Senior Vice President, Global Services Delivery from January 2004 to March 2005, as Vice President, Global Sales Operations April 2002 to December 2004, as Vice President Sales Operations EMEA January 2001 to March 2002, and as Director of Product Sales and Marketing EMEA from October 1999 to December 2000. Prior to joining Sun, Mr. Grantham served in a variety of management and executive positions at IBM, for the period from 1983 to 1999.

Mr. Green has served as Executive Vice President, Software Group of Sun since May 2006. From May 2004 to May 2006, Mr. Green served as Executive Vice President, Products for Cassatt Corporation. From April 2004 to May 2004, Mr. Green served as Vice President, Java and Developer Programs of Sun and as Vice President, Java from December 1999 to April 2004.

Mr. Lehman has served as Chief Financial Officer and Executive Vice President, Corporate Resources since February 2006 and as Executive Vice President from July 2002 until his resignation from employment in September 2002. From September 2002 to February 2006, he was a member of the board of directors of Sun. He resigned from the Board when he returned to full-time employment at Sun. During that time, he served as a self-employed business consultant. From July 2000 to July 2002, he served as Executive Vice President, Corporate Resources and Chief Financial Officer of Sun, and from January 1998 to July 2000, as Vice President, Corporate Resources and Chief Financial Officer. He is a director of MGIC Investment Corporation.

Mr. MacGowan has served as Chief Human Resources Officer and Executive Vice President of People and Places since April 2006, as Senior Vice President, Human Resources, from April 2004 to April 2006, as Vice President, Human Resources, Global Centers of Expertise, from May 2003 to April 2004, as Vice President, Human Resources, Systems, Storage and Operations, from May 2002 to May 2003, Vice President, Human Resources, Enterprise Services, from May 2000 to May 2002 and as Director, Human Resources, Enterprise Services, from June 1998 to May 2000.

Mr. McCabe has served as Executive Vice President, World Wide Operations of Sun since March 2005, as Senior Vice President, Worldwide Operations from January 2003 to March 2005 and as Vice President, High-End Operations from September 1999 through January 2003. From July 1998 through September 1999, Mr. McCabe served as Vice President, High-End Operations for Compaq Computer Corporation.

Mr. Papadopoulos has served as Executive Vice President, Research and Development and Chief Technology Officer since May 2006, as Executive Vice President and Chief Technology Officer of Sun from December 2002 to May 2006, as Senior Vice President and Chief Technology Officer from July 2000 to December 2002 and as Vice President and Chief Technology Officer from April 1998 to July 2000. He served as Vice President and Chief Technology Officer of Sun Microsystems Computer Corporation (SMCC), a wholly-owned subsidiary of Sun from March 1996 to April 1998, as Chief Technology Officer of SMCC from December 1995 to March 1996 and as Chief Scientist, Server Systems Engineering from September 1994 to December 1995. Mr. Papadopoulos had a part-time, non-compensated appointment as a Visiting Professor of Electrical Engineering and Computer Science at the Massachusetts Institute of Technology from September 2002 to August 2003.

Mr. Plaga has served as Vice President and Corporate Controller since November 2005 and as Vice President, Investor Relations from September 2005 to November 2005. Mr. Plaga served as Executive Vice President and Chief Financial Officer of SeeBeyond Technology Corporation from November 1999 to August 2005.

Mr. Yen has served as Executive Vice President, Storage Group of Sun since May 2006, as Executive Vice President, Scalable Systems Group from April 2004 to May 2006, as Executive Vice President, Processor and Network Products from July 2002 to April 2004, as Vice President and General Manager, Processor Products Group from February 2001 to June 2002, as Vice President and General Manager, Integrated Products Group from July 2000 to January 2001 and as Vice President and General Manager, Enterprise Servers Products from September 1996 to June 2000.

ITEM 1A.    RISK FACTORS

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

We compete in the computer systems (hardware and software) and storage (hardware and software) products and services markets. These markets are intensely competitive. If we fail to compete successfully in these markets, the demand for our products and services would decrease. Any reduction in demand could lead to fewer customer orders, reduced revenues, pricing pressures, reduced margins, reduced levels of profitability and loss of market share. These competitive pressures could materially and adversely affect our business and operating results.

Our competitors are some of the largest, most successful companies in the world. They include International Business Machines Corporation (IBM), Hewlett-Packard Company (HP), EMC Corporation (EMC), Fujitsu Limited (Fujitsu), Hitachi Data Systems, Inc. and the Fujitsu-Siemens joint venture. We also compete with systems manufacturers and resellers of systems based on microprocessors from Intel Corporation (Intel), the Windows family of operating systems software from Microsoft Corporation (Microsoft) and the Linux family of operating systems software. These competitors include Dell Inc. (Dell) and HP, in addition to Intel and Microsoft. Certain of these competitors compete aggressively on price and seek to maintain very low cost structures. Some of these competitors are seeking to increase their market share in the enterprise server market, which creates increased pressure, including pricing pressure, on our workstation and lower-end server product lines. In particular, we are seeing increased competition and pricing pressures from competitors offering systems running Linux software and other open source software. In addition, certain of our competitors, including IBM and HP, have financial and human resources that are substantially greater than ours, which increases the competitive pressures we face. These competitors also have significant installed bases, and it can be very difficult to win a new customer that has made significant investments in a competitor’s platform.

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

Over the last several years, we have invested significantly in our storage products business, including through the acquisition of StorageTek, with a view to increasing the sales of these products both on a stand-alone basis to customers using the systems of our competitors, and as part of the systems that we sell. The storage products business is intensely competitive. EMC is currently a leader in the Data Management products market and our primary competitor.

We are continuing the implementation of a solution-based selling approach. While we believe that strategy will enable us to increase our revenues and margins, there can be no assurance that we will be successful in this approach. In fact, our implementation of this selling model may result in reductions in our revenues and/or margins, particularly in the short term, as we compete to attract business. In addition, if our emphasis on solution-based sales increases, we face strong competition from systems integrators such as IBM, Fujitsu-Siemens and HP. Our inability to successfully implement this model would have a material adverse impact on our revenues and margins.

We maintain higher research and development costs, as a percentage of total net revenues, than many of our competitors and our earnings are dependent upon maintaining revenues and gross margins at a sufficient level to offset these costs.

One of our business strategies is to derive a competitive advantage and a resulting enhancement of our gross margins from our investment in innovative new technologies which customers value. As a result, as a percentage of total net revenues, we incur higher fixed R&D costs than many of our competitors. To the extent that we are unable to develop and sell products with attractive gross margins in sufficient volumes, our earnings may be materially and adversely affected by our cost structure. We continue to add new products to our entry-level server product line that are offered at a lower price point and that may provide us with a lower gross margin percentage than our products as a whole. Although our strategy is to sell these products as part of overall systems which include other products with higher gross margin percentages, to the extent that the mix of our overall revenues represented by sales of lower gross margin products increases, our gross margins and earnings may be materially and adversely affected.

In addition, one of our business strategies is to grow incremental revenue through recurring service models, such as subscriptions, leasing and pay-per-use. Under these recurring service models, we would recognize revenue for the contract over time or based upon usage rather than all at once upon the initial sale of a hardware or software product. However, if we increase our recurring service model base either while (1) not maintaining or increasing our point product sales; or (2) not growing them sufficiently to cover the decline in point product sales, we will incur a near-term reduction in our revenues, as revenues that ordinarily would have been recognized upon the initial sale of products will be deferred until future periods, which would have a material adverse effect on our revenues, gross margins and earnings.

The products we make are very complex. If we are unable to rapidly and successfully develop and introduce new products and manage our inventory, we will not be able to satisfy customer demand.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that our customers choose to buy. If we are unable to develop new products, our business and operating results could be adversely affected. We must quickly develop, introduce, and deliver in quantity new, complex systems, software, and hardware products and components. These include products that incorporate certain UltraSPARC microprocessors and the Solaris Operating System (Solaris OS), the Java platform, Sun Java System portfolio and Sun N1 Grid architecture, among others. The development process for these complicated products is very uncertain. It requires high levels of innovation from both our product designers and the suppliers of the components used in our products. The development process is also lengthy and costly. If we fail to accurately anticipate our customers’ needs and technological trends, or are otherwise unable to complete the development of a product on a timely basis, we will be unable to introduce new products into the market on a timely basis, if at all, and our business and operating results would be materially and adversely affected.

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

On May 31, 2004, we entered into a number of agreements with Fujitsu intended to substantially increase the scope of our relationship with them. These agreements contemplate collaborative sales and marketing efforts and the joint development and manufacturing of a future generation of server products known as the Advanced Product Line (APL). We anticipate that the APL will ultimately replace a portion of our server product line. In addition, the agreements contemplate that Sun and Fujitsu dedicate substantial financial and human resources to this new relationship. As such, our future performance and financial condition may be impacted by the success or failure of this relationship.

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

The contractual arrangements contain objectives and deliverables that are to be concluded in the near term, known in the agreements as the “Interim Period.” At the time the alliance was formed, the Interim Period commitments were believed to be foundational to the overall alliance and, unless those commitments are waived or modified, failure to achieve those commitments could place the overall alliance at risk.

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

We have released significant elements of our intellectual property, including the Solaris OS, the Java Enterprise System infrastructure software platform, the Sun N1 Management software and various developer tools, to the open source development community as open source software under an open source license and have made the hardware source code of our UltraSPARC T1 processor available under an open source license. We have also announced an intention to release our Java SE and Java ME technologies under an open source license. Although open source licensing models vary, generally open source software licenses permit the liberal copying, modification and distribution of a software program allowing a diverse programming community to contribute to the software. As a result of such release, there could be an impact on revenue related to this intellectual property, and we may no longer be able to exercise control over some aspects of the future development of this intellectual property. In particular, the feature set and functionality of the Solaris OS may diverge from those that best serve our strategic objectives, move in directions in which we do not have competitive expertise or fork into multiple, potentially incompatible variations. We currently derive a significant competitive advantage from our development, licensing and sale of the Solaris OS and system products based on the UltraSPARC family of microprocessors, and any of these events could reduce our competitive advantage or impact market demand for our products, software and services. In addition, disclosing the content of our source code could limit the intellectual property protection we can obtain or maintain for that source code or the products containing that source code and could facilitate intellectual property infringement claims against Sun.

Our reliance on single source suppliers could delay product shipments and increase our costs.

We depend on many suppliers for the necessary parts and components to manufacture our products. There are a number of vendors producing the parts and components that we need. However, there are some components that can only be purchased from a single vendor due to price, quality, technology or other business constraints. For example, we currently depend on Texas Instruments for the manufacture of our UltraSPARC microprocessors, AMD for the Opteron processors used in our Sun Fire x64 servers, Imation for tape media used in certain tape storage products and several other companies for custom integrated circuits. If we were unable to purchase on acceptable terms or experienced significant delays or quality issues in the delivery of necessary parts and/or components from a particular vendor and we had to find a new supplier for these parts and components, our new and existing product shipments could be delayed which could have a material adverse effect on our business, results of operations and financial conditions.

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

Generally, the computer systems we sell to customers incorporate various hardware and software products that we sell, such as UltraSPARC microprocessors, various software elements, from the Solaris OS to the Java platform, Sun Java System portfolio, Sun N1 Grid, the SL8500 modular library system and Sun StorEdge array products. Any delay in the development, delivery or acceptance of key elements of the hardware or software included in our systems could delay our shipment of these systems. Delays in the development and introduction of our products may occur for various reasons.

In addition, if customers decided to delay the adoption and implementation of new releases of our Solaris OS, this could also delay customer acceptance of new hardware products tied to that release. Implementing a new release of an operating environment requires a great deal of time and money for a customer to convert its systems to the new release. The customer must also work with software vendors who port their software applications to the new operating system and make sure these applications will run on the new operating system. As a result, customers may decide to delay their adoption of a new release of an operating system because of the cost of a new system and the effort involved to implement it. Such delays in product development and customer acceptance and implementation of new products could materially and adversely affect our business.

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

We rely on partners or third party service providers for the provision of certain key business process functions, including IT services and the human resources function, and as a result, we may incur increased business continuity risks. We may no longer be able to exercise control over some aspects of the future development, support or maintenance of outsourced operations and processes, including the internal controls associated with those outsourced business operations and processes, which could adversely affect our business. If we are unable to effectively develop and implement our resourcing strategy due to, among other things, data protection, contract and regulatory compliance issues, we may not realize cost structure efficiencies and our operating and financial results could be materially and adversely affected. Given the uncertainty in forecasting and other variables, actual financial impact from outsourcing may materially differ from our projections. In addition, if we are unable to effectively utilize or integrate and interoperate with external resources or if our partners or third party service providers experience business difficulties or are unable to provide business process services as anticipated, we may need to seek alternative service providers or resume providing these business processes internally, which could be costly and time consuming and have a material adverse material effect on our operating and financial results.

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

Goodwill and Other Intangible Assets.    We perform an analysis on our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. Goodwill is deemed to be impaired if the net book value of the reporting unit exceeds the estimated fair value. The impairment of a long-lived intangible asset is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset are less than the carrying value of the intangible asset we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value. We recognized an impairment charge of $70 million related to acquired intangible assets during the fourth quarter of fiscal 2006; an impairment charge of $49 million related to our goodwill during the fourth quarter of fiscal 2004. As of June 30, 2006, we had a goodwill balance of $2,610 million. Going forward we will continue to review our goodwill and other intangible assets for possible impairment. Any additional impairment charges could adversely affect our future earnings.

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

Sales to General Electric Company (GE) and its subsidiaries in the aggregate accounted for approximately 15%, 16%, and 14% of our fiscal 2006, 2005 and 2004 net revenues, respectively. More than 70% of the revenue attributed to GE was generated through GE subsidiaries acting as either a reseller or financier of our products. The vast majority of this revenue is from a single GE subsidiary, comprising 11%, 13%, and 11% of net revenues in fiscal 2006, 2005 and 2004, respectively. This GE subsidiary acts as a distributor of our products to resellers who in turn sell those products to end users. No other customer accounted for more than 10% of net revenues. The revenues from GE are generated in the Products and Services segments.

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

From time to time we have been notified that we may be infringing certain patents or other intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. There are often several pending claims in various stages of evaluation at any particular time. From time to time, we consider the desirability of entering into licensing agreements in certain of these claims. No assurance can be given that licenses can be obtained on acceptable terms or that litigation will not occur. In the event there is a temporary or permanent injunction entered prohibiting us from marketing or selling certain of our products, or a successful claim of infringement against us requiring us to pay royalties to a third party, and we fail to license such technology on acceptable terms and conditions or to develop or license a substitute technology, our business, results of operations or financial condition could be materially adversely affected.

Our acquisition, divestiture and alliance activities could disrupt our ongoing business and subject us to significant risks.

We expect to continue to make investments in companies, products, and technologies, either through acquisitions or investments or alliances. For example, we have purchased several companies in the past, including StorageTek and SeeBeyond, and have also formed alliances, such as our strategic relationship with Fujitsu for the development, manufacturing and marketing of server products and our OEM relationship with Hitachi Data Systems for the collaboration on, and delivery of, a broad range of storage products and services. We also rely on IT services partners and independent software developers to enhance the value to our customers of our products and services. Acquisitions and alliance activities often involve risks, including: (1) difficulty in assimilating the acquired operations and employees; (2) difficulty in managing product co-development activities with our alliance partners; (3) retaining the key employees of the acquired operation; (4) disruption of our or the acquired company’s ongoing business; (5) inability to successfully integrate the acquired technology and operations into our business and maintain uniform standards, controls, policies, and procedures; and (6) lacking the experience to enter into new product or technology markets. In particular, although the acquisitions of StorageTek and SeeBeyond were completed in August 2005, the full operational and legal integration of certain non-US subsidiaries of SeeBeyond and StorageTek into Sun has been delayed due in part to compliance with local laws in certain jurisdictions. We are also still in the process of fully integrating the US operations of StorageTek and SeeBeyond into our operations. If we fail to successfully address integration challenges in a timely manner, or at all, we may not realize the anticipated benefits or synergies of the transactions to the extent, or in the time frame, anticipated. Even if these acquisitions are successfully integrated, we may not receive the expected benefits of the transactions, which are based on forecasts which are subject to numerous assumptions which may prove to be inaccurate. Any one of these integration challenges or any combination thereof could materially affect our results of operations. In addition, from time to time, our competitors acquire or enter into exclusive arrangements with companies with whom we do business or may do business in the future. Reductions in the number of partners with whom we may do business in a particular context may reduce our ability to enter into critical alliances on attractive terms or at all, and the termination of an existing alliance by a business partner may disrupt our operations.

From time to time we evaluate our products and service offerings and may adjust our strategic priorities by reducing investment in or divesting certain business operations. Decisions to eliminate or divest certain business operations may involve a number of risks, including the diversion of management’s attention, significant costs and expenses, the assumption of contractual obligations, realization of losses, facility consolidation, the loss or disruption of customer relationships, the loss of employees, the elimination of revenues along with associated costs and the disruption of operations in the affected business or related businesses, any of which could cause our operating results to decline and may fail to yield the expected benefits.

We may be materially affected by a decrease in demand for our tape products or by an inability to maintain key competitive advantages in tape.

As a result of the acquisition of StorageTek, a significant portion of storage products revenue is generated by sales of our tape products. If overall demand for tape storage products declines, or if we lose significant market share in tape, our financial condition and results of operations could be materially affected.

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

Credit rating downgrades could adversely affect our business and financial condition.

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

Sun is insured by third-party insurers for certain potential liabilities, including worker’s compensation, general liability, automobile liability, employer’s liability, errors and omissions liability, employment practices liability, property, cargo and crime and directors and officers liability. We have, however, adopted a program of self-insurance with regard to certain risks such as California earthquakes and for certain potential liabilities including, but not limited to general liability, directors and officers liability, workers compensation, errors and omissions liability, property and employee life insurance. Effective July 1, 2006, we reduced certain types of third-party insurance coverage of our directors and officers such that we now self-insure for all indemnification or defense payments we, as a company, may make to or on behalf of our directors and officers as a result of obligations under applicable agreements, Sun’s bylaws and applicable law. As our indemnification obligations to directors and officers are substantial, the elimination of third-party coverage of our directors and officers liability insurance could adversely affect Sun’s financial condition, liquidity, cash flows and results of operations if a material claim or loss occurred. We self-insure when we believe the lack of availability and high cost of commercially available insurance products do not make the transfer of this risk a reasonable approach. In the event that the frequency of losses experienced by Sun increased unexpectedly, the aggregate of such losses could materially increase our liability and adversely affect our financial condition, liquidity, cash flows and results of operations. In addition, because the insurance market continues to limit the availability of certain insurance products and because the costs of certain products continue to increase, we will continue to evaluate the types and magnitudes of claims we include in our self-insurance program. Additions and changes to this self insurance program may increase our risk exposure and therefore increase the risk of a material adverse effect on our financial condition, liquidity, cash flows and results of operations. In addition, we have made certain judgments as to the limits on our existing insurance coverage that we believe are in line with industry standards, as well as in light of economic and product availability considerations. Unforeseen catastrophic loss scenarios could prove our limits to be inadequate, and losses incurred in connection with the known claims we self-insure could be substantial. Either of these circumstances could materially adversely affect our financial and business condition.

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

Our sales to U.S. governmental agencies may suffer if our primary GSA schedule contract expires.

A portion of the revenue generated from our U.S. government customers derived from our primary contract with the GSA. It is the general practice of government agencies to renegotiate contracts with commercial companies, such as ours, upon expiration. Our primary GSA schedule contract expires on September 11, 2006. Although we are continuing negotiations with the GSA, these negotiations may not result in a new contract. Sales to U.S. government customers may continue through resellers or under direct contracts with specific agencies; however, the revenue resulting from these arrangements may be less than past revenues under the GSA schedule contract, and sales through resellers may generate reduced margins.

Some of our Restructuring Plans may not result in the anticipated cost saving and benefits.

Since March 2004, our Board of Directors and our management approved Restructuring Plans IV, V and VI. Our ability to achieve the cost savings and operating efficiencies anticipated by these restructuring plans is dependent on our ability to effectively implement the workforce and excess capacity reductions contemplated. If we are unable to implement these initiatives effectively, we may not achieve the level of cost savings and efficiency benefits expected for fiscal 2007 and beyond.

Commercial real estate market conditions could affect our ability to sublease properties in our portfolio.

We implemented facility exit plans in each of the last six fiscal years as part of our ongoing efforts to consolidate excess facilities. The commercial real estate market conditions in the United States and in many of the countries in which we have significant leased properties have resulted in a surplus of business facilities making it difficult to sublease properties. We may be unable to sublease our excess properties, or we may not meet our expected estimated levels of sublease income, and accordingly our results of operations could be materially and adversely affected.

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

We may not realize the economic return expected from the acquired in-process research and development (IPRD).

During fiscal 2006, we recorded total in-process research and development expense of $60 million related to our acquisitions of StorageTek and SeeBeyond. At the time of the acquisitions, we believed there was a reasonable chance of realizing the economic return expected from the acquired in-process technology. However, as there is risk associated with the realization of benefits related to commercialization of an in-process project due to rapidly changing customer needs, the complexity of technology, and growing competitive pressures, there can be no assurance that any project will meet commercial success. Failure to successfully commercialize an in-process project would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of our intangible assets may become impaired.

Our ongoing restructuring plans may also impact the expected economic return from acquired in-process technology. During the fourth quarter of fiscal 2006, as a result of our Phase VI restructuring activities, we exited certain StorageTek product lines comprising $9 million of the total $49 million assigned to IPRD as of the acquisition date. Future economic benefits for these IPRD projects will not be realized.

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

FORWARD-LOOKING STATEMENTS

This annual report, including the foregoing sections, contains forward-looking statements, particularly statements regarding: Sun’s vision and business strategy; future investments in companies, products and technologies; the environmental impact of our technologies; the expansion of our direct ship capabilities; our ability to secure licenses to third-party technology on commercially reasonable terms; the effect on us of pending litigation matters and intellectual property claims; our plans to eliminate excess facility capacity; estimates of future sublease income to be generated from sublease contracts not yet negotiated; estimated future restructuring liabilities; expected operating cost savings; expectations regarding future severance payments; expected cash flow from operations for the fiscal year ending June 30, 2007; future payments to settle the current portion of our Senior notes; the utilization and funding of the StorageTek workforce reduction assumed liabilities; our belief that the final outcome of an Internal Revenue Service examination of our tax returns filed for fiscal years 2001 and 2002 will not have a material affect on our results of operations; and our belief that the liquidity provided by existing cash, cash equivalents, marketable debt securities and cash generated from operations will provide sufficient capital to meet our requirements for at least the next 12 months.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth above and those contained in “RISK FACTORS,” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, increased competition; increased pricing pressures; failure to maintain sufficient revenues and gross margin to offset our higher research and development costs; the complexity of our products and the importance of rapidly and successfully developing and introducing new products; failure associated with the Fujitsu strategic alliance; reduction in the competitive advantages we derive from certain elements of our intellectual property, including the Solaris operating system, the Java Enterprise System infrastructure software platform, the N1 Management software, the UltraSPARC TI hardware source code and various developer tools, as a result of licensing such intellectual property under open source licenses to the open source development community; reliance on single source suppliers; lack of acceptance of new products and services; unexpected changes in the demand for our products and services; the difficulties in forecasting demand for and obtaining adequate supply of components from suppliers; delays in product introductions and projects; lack of success implementing new selling models; failure to further reduce costs or improve operating efficiencies; adverse business conditions; quality issues associated with our hardware or software products; the effects of currency fluctuations; fluctuation in our quarterly revenues, cash flows and operating results; our dependence on significant customers and specific industries; our dependence upon our channel partners for a significant portion of our revenue; our failure to comply with export control laws; disruptions on our ongoing business caused by our acquisitions and alliance activities; our failure to fully integrate StorageTek into our operations; our reliance on tape storage products and our ability to retain our price advantage over disk storage products; our dependence upon key employees; that commercial real estate market conditions could affect our ability to sublease properties in our portfolio, and the risks and costs of complying with environmental laws and regulations. Sun assumes no obligation to, and does not currently intend to, update these forward-looking statements.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

At June 30, 2006, Sun’s worldwide facilities represented aggregate floor space of 16.2 million square feet both in the U.S. and in 47 other countries. In square feet, our properties consisted of (in millions):

	U.S.	Rest of the World	Total
Owned facilities	6.5	0.8	7.3
Leased facilities	4.5	4.4	8.9

Total facilities	11.0	5.2	16.2

At June 30, 2006, our owned properties consisted of:

Location	Square Footage of Facility
Broomfield, Colorado	916,045
Burlington, Massachusetts	693,846
Farnborough (Guillemount Park), England	320,024
Linlithgow, Scotland	423,070
Louisville, Colorado	1,630,243
Menlo Park, California	1,022,008
Newark, California(1)	1,404,309
Ponce, Puerto Rico	83,105
Santa Clara, California	816,240

Total	7,308,890

(1)	In July 2006, we completed the sale of our Newark facility.

At June 30, 2006, we had no offices under construction, however we have approximately 1.2 million square feet of existing shell facilities available for future build-out. We continually evaluate our facility requirements in light of our business needs and stage the future construction accordingly. In addition, we own approximately 352 acres of undeveloped land in Colorado and Texas.

Starting in fiscal 2001, we began to vacate properties in the U.S. and internationally. Of the properties that were vacated under all facility exit plans, 3.4 million square feet remain vacant or sub-leased of which 1.4 million square feet are under sub-lease to non-Sun businesses and 2.0 million square feet are vacant.

Substantially all of our facilities are used jointly by our Product groups, Sun Services group, Global Sales Organization and other functions. Our manufacturing facilities are located in Ponce, Puerto Rico; Toulouse, France; Linlithgow, Scotland and Beaverton, Oregon.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, Sun becomes involved in claims and legal proceedings that arise in the ordinary course of its business. We are currently subject to several such claims and legal proceedings. We presently do not believe that the resolution of these legal proceedings will have a material adverse effect on us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders of Sun during the fourth quarter of fiscal 2006.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Stock Market under the symbol “SUNW”. As of September 6, 2006, there were approximately 21,241 stockholders of record and the closing price of Sun’s common stock was $4.93 per share as reported by The NASDAQ Stock Market.

The following table sets forth for the fiscal periods indicated the high and low sale prices for our common stock as reported by The NASDAQ Stock Market:

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low
First Quarter	$4.29	$3.57	$4.33	$3.29
Second Quarter	4.56	3.62	5.62	3.93
Third Quarter	5.00	4.14	5.65	3.87
Fourth Quarter	5.38	3.93	4.16	3.42

No cash dividends were declared or paid in fiscal 2006 or 2005. We anticipate retaining available funds to finance future growth and have no present intention to pay cash dividends.

Effective January 2006, we modified our policies concerning trading windows applicable to executive officers and directors under our insider trading compliance programs, document retention and joint representation of Sun and its officers and directors in litigation, which policies were originally instituted in connection with the settlement of certain litigation. The modification was approved by the majority of our independent directors.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

	Fiscal Years Ended June 30,
	2006		2005		2004		2003		2002
	Dollars	%	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(In millions, except per share amounts)
Net revenues	$13,068	100.0	$11,070	100.0	$11,185	100.0	$11,434	100.0	$12,496	100.0
Cost of sales	7,439	56.9	6,481	58.5	6,669	59.6	6,492	56.8	7,580	60.7

Gross margin	5,629	43.1	4,589	41.5	4,516	40.4	4,942	43.2	4,916	39.3
Operating expenses:
Research and development	2,046	15.7	1,785	16.1	1,926	17.2	1,837	16.1	1,832	14.7
Selling, general and administrative	4,039	30.9	2,919	26.4	3,317	29.7	3,329	29.1	3,806	30.5
Restructuring charges	284	2.2	262	2.4	344	3.1	371	3.2	517	4.1
Impairment of goodwill and other intangible assets	70	0.5	—	—	49	0.4	2,125	18.6	6	—
Purchased in-process research and development	60	0.5	—	—	70	0.6	4	—	3	—

Total operating expenses	6,499	49.8	4,966	44.9	5,706	51.0	7,666	67.0	6,164	49.3

Operating loss	(870)	(6.7)	(377)	(3.4)	(1,190)	(10.6)	(2,724)	(23.8)	(1,248)	(10.0)
Gain (loss) on equity investments, net	27	0.2	6	—	(64)	(0.6)	(84)	(0.7)	(99)	(0.8)
Interest and other income, net	114	0.9	133	1.2	94	0.8	155	1.3	299	2.4
Settlement income	54	0.4	54	0.5	1,597	14.3	—	—	—	—

Income (loss) before taxes	(675)	(5.2)	(184)	(1.7)	437	3.9	(2,653)	(23.2)	(1,048)	(8.4)
Provision (benefit) for income taxes	189	1.4	(77)	(0.7)	825	7.4	731	6.4	(461)	(3.7)

Net loss	$(864)	(6.6)	$(107)	(1.0)	$(388)	(3.5)	$(3,384)	(29.6)	$(587)	(4.7)

Net loss per common share—basic and diluted	$(0.25)		$(0.03)		$(0.12)		$(1.06)		$(0.18)
Shares used in the calculation of net loss per common share—basic and diluted	3,437		3,368		3,277		3,190		3,242

	As of June 30,
	2006		2005	2004		2003	2002
Cash, cash equivalents and marketable debt securities	$4,848		$7,524	$7,608		$5,741	$5,864
Total assets	$15,082		$14,190	$14,805		$13,295	$16,522
Long-term debt	$1,078	(1)	$1,123	$1,432	(1)	$1,531	$1,654	(1)
Other non-current obligations(2)	$1,492		$1,083	$1,460		$642	$202

(1)	Includes approximately $503 million, $257 million and $205 million classified as current portion of long-term debt as of June 30, 2006, 2004 and 2002, respectively.
(2)	Includes deferred settlement income from Microsoft as of June 30, 2006, 2005 and 2004, long-term tax liabilities as of June 30, 2006, 2005 and 2004 and long-term restructuring liabilities for all periods presented.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Sun provides network computing infrastructure solutions that include Computer Systems (hardware and software), Data Management (hardware and software), Support Services and Client Solutions and Educational Services. Sun’s solutions are based on major Sun technology innovations such as the Java technology platform, the Solaris Operating System (Solaris OS), Sun Java products and the UltraSPARC microprocessor technology, as well as other widely deployed technologies such as the Linux operating system and AMD Opteron microprocessor-based systems. Our network computing infrastructure solutions are used in a wide range of technical/scientific, business and engineering applications in industries such as telecommunications, government, financial services, manufacturing, education, retail, life sciences, media and entertainment, transportation, energy/utilities and healthcare. We sell complete networking solutions, including products and services, in most major markets worldwide through a combination of direct and indirect channels.

In the first quarter of fiscal 2006, we completed the acquisition of Storage Technology Corporation (StorageTek) which allowed us to broaden our offerings of storage products, services and solutions. Our results of operations for the year ended June 30, 2006 included the results for StorageTek from August 31, 2005, the date of acquisition and the beginning of the last month of StorageTek’s fiscal quarter. StorageTek has historically experienced a disproportionately high product revenue volume in the last month of each fiscal quarter while operating expenses are relatively linear throughout the quarter. Therefore, the results of operations included for the year ended June 30, 2006 are not indicative of the results for a full year. StorageTek’s products revenues are included in Data Management products and StorageTek’s services revenues are included in Support services. Due to certain integration activities, it is no longer possible to accurately separately quantify the results of the former StorageTek business.

During the fourth quarter of fiscal 2006, we experienced a year over year increase in total net revenues of approximately 29%, which included an unfavorable foreign currency impact of approximately 2%. During fiscal 2006, as compared with with fiscal 2005, total net revenues increased approximately 18%, which included an unfavorable foreign currency impact of approximately 2%. Our Products net revenue for the fourth quarter and fiscal year 2006 was favorably impacted by storage revenue related to the operations of StorageTek; increased sales of our entry level servers due to the introduction of certain UltraSPARC IV+, UltraSPARC T1, and Opteron-based systems. These increases were partially offset by reduced sales of our enterprise and datacenter servers resulting from intense competition and a continuing shift in overall computer systems demand towards our lower-priced entry-level systems. Our Services net revenue for the fourth quarter and fiscal year 2006 was favorably impacted by services revenue related to the operations of StorageTek and an increase in our on-site support and managed services revenues. These increases were partially offset by a continued change in the mix towards maintenance contracts sold or renewed with lower levels of services and a shift in product sales mix to a greater proportion of low-end products, which are typically sold with reduced levels of services.

During the fourth quarter of fiscal 2006, our year over year total gross margin increased by approximately 1.4 percentage points. During fiscal 2006, as compared with fiscal 2005, total gross margin increased by approximately 1.6 percentage points. During the fourth quarter of fiscal 2006, our year over year Products gross margin decreased by approximately 0.3 percentage points due to the unfavorable impact of discounting pricing actions and an increase in amortization of acquisition-related intangible assets, partially offset by manufacturing and component cost reductions. Our Products gross margin during fiscal 2006 increased by 0.9 percentage points due to cost saving initiatives, partially offset by the changes in product mix to a greater proportion of lower-margin products and an increase in amortization of acquisition-related intangible assets. Our fourth quarter year over year Services gross margin increased by 4.6 percentage points primarily due to the favorable impact of delivery efficiencies, partially offset by stock based compensation charges. Our Services gross margin for the full fiscal year 2006 increased by 2.9 percentage points over fiscal 2005, primarily due to cost savings associated with delivery efficiencies.

In fiscal 2006, as compared with fiscal 2005, our research and development expenses increased $261 million and our sales, general and administrative expenses increased $1.1 billion. These increases were primarily due to the inclusion of StorageTek related operating expenses, an increase in amortization cost associated with acquisition-related intangible assets and the inclusion of charges related to stock-based compensation. We also recorded a $70 million charge associated with the impairment of acquired intangible assets. During fiscal 2006, we continued to focus on reducing our on-going operating costs by initiating global workforce reductions of between 4,000 and 5,000 employees, consolidation of our global property portfolio and other cost savings initiatives. As a result of these actions we have incurred total restructuring charges of $284 million in fiscal 2006 and expect to incur severance charges between $270 and $350 million over the next three quarters. The fiscal 2006 restructuring charges included an $80 million impairment charge associated with the intended sale of our Newark, California facility. Upon completion of these fiscal 2006 initiatives, we expect to realize annual operating cost savings of between $480 and $590 million.

Beginning in the first quarter of fiscal 2006, our results of operations were significantly impacted by the adoption of Statement of Financial Accounting Standards 123R (revised 2004), “Share-Based Payments” (SFAS 123R), which requires us to recognize a non-cash expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method of adoption which required us to include this stock-based compensation charge in our fiscal 2006 results without restating prior periods. In fiscal 2006, $225 million in stock-based compensation expense was recognized, of which $10 million was included in cost of goods sold-products, $29 million was included in cost of goods sold-services, $74 million was included in research and development expense and $112 million was included in selling, general and administrative expense.

On April 27, 2006, our Chief Executive Officer and Board of Directors approved our domestic reinvestment plan. As a result, we repatriated $2 billion in unremitted foreign earnings during the fourth quarter of fiscal 2006, the majority of which was eligible to be taxed at a reduced effective tax rate under the Foreign Earnings Repatriation Provision of the American Jobs Creation Act. Upon repatriation, we incurred a tax charge of $58 million and realized a loss of approximately $14 million associated with the liquidation of a portion of our marketable debt securities portfolio.

During fiscal 2006, our operating activities generated cash in-flows of $640 million. Cash management remains a priority and we plan to remain focused on our cash conversion cycle. At June 30, 2006, we had total cash, cash equivalents and marketable debt securities of approximately $4.8 billion, which decreased from $7.5 billion as of June 30, 2005, primarily due to the cash paid for our acquisitions of StorageTek and SeeBeyond Technology Corporation (SeeBeyond) during the first quarter of fiscal 2006.

Subsequent to the announcement of our preliminary fourth quarter and fiscal year 2006 results on July 25, 2006, we adjusted our fiscal 2006 consolidated balance sheet primarily for reclassifications among deferred tax assets, deferred tax liabilities and goodwill. There was no impact to our consolidated statements of operations resulting from these fiscal 2006 reclassifications. As a result, our deferred tax assets increased by approximately $109 million, deferred tax liabilities increased by approximately $150 million, and goodwill increased by approximately $41 million.

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Note 2 to the Consolidated Financial Statements describes the significant accounting policies and estimates used in preparation of the Consolidated Financial Statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances, however, to the extent there are material differences between these estimates, judgments or assumptions and our actual results, our financial statements will be affected. We believe the accounting policies discussed below reflect our more significant assumptions, estimates and judgments and are the most critical to aid in fully understanding and evaluating our reported financial results. Our senior management has discussed the development, selection and disclosure of these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.

Revenue Recognition

As discussed in Note 2 to our Consolidated Financial Statements, we enter into agreements to sell hardware, software, services and multiple deliverable arrangements that include combinations of products and/or services. Additionally, while the majority of our sales transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting including: (1) whether an arrangement exists; (2) how the arrangement consideration should be allocated among the deliverables if there are multiple deliverables; (3) when to recognize revenue on the deliverables; and (4) whether undelivered elements are essential to the functionality of delivered elements. In addition, our revenue recognition policy requires an assessment as to whether collectibility is reasonably assured, which requires us to evaluate the creditworthiness of our customers. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition.

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

Resellers (Channel Partners) selling our high-volume products generally carry Sun products as inventory. If our revenue recognition criteria are met, we recognize revenue when we sell to the Channel Partners. Channel Partners selling our high-end products generally purchase our products at the time an end-user is identified. The revenue we recognize associated with channel sales transactions requires us to make estimates in several areas including: (1) creditworthiness of the Channel Partner; (2) the amount of credits we will give for subsequent changes in our price list (i.e., price protection); (3) the amount of credits we will give for additional discounts in certain competitive transactions (i.e., margin protection); (4) the amount of stock rotation; and (5) the likelihood of returns. We reduce revenue in these areas using assumptions that are based on our historical experience. Changes in these assumptions could require us to make significant revisions to our estimates that could materially impact the amount of net revenue recognized.

Business Combinations

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combination”, we are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as in-process research and development (IPRD) based on their estimated fair values. We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

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

To estimate restructuring liabilities, management utilized assumptions of the number of employees that would be involuntarily terminated and of costs associated with the disposition of duplicate or excess acquired facilities. Decreases to the estimates of currently approved acquisition related restructuring plans are recorded as an adjustment to goodwill indefinitely, whereas increases to the estimates are recorded as an adjustment to goodwill during the purchase price allocation period and as operating expenses thereafter.

Goodwill

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques in the high-technology industry. Goodwill is measured as the excess of the cost of the acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We review goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In testing for a potential impairment of goodwill, we: (1) allocate goodwill to the various Sun businesses to which the acquired goodwill relates; (2) estimate the fair value of those Sun businesses to which goodwill relates based on future expected discounted cash flows (income approach); and (3) determine the carrying value (book value) of those businesses, as some of the assets and liabilities related to those businesses, such as property and equipment and accounts receivable, are not held by those businesses but by functional departments (for example, our Global Sales Organization and Worldwide Operations organization). Prior to this allocation of the assets to the reporting units, we are required to assess long-lived assets for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Furthermore, if the estimated fair value is less than the carrying value for a particular business, then we are required to estimate the fair value of all identifiable assets and liabilities of the business, in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as IPRD technology. Only after this process is completed is the amount of any goodwill impairment determined.

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

At June 30, 2006, our goodwill had a carrying value of $2.6 billion. We performed our fiscal 2006 annual goodwill impairment analysis in the fourth quarter of fiscal 2006. Based on our estimates of forecasted discounted cash flows as well as our market capitalization, at that time, we concluded that our goodwill was not impaired. We may incur charges for impairment of goodwill in the future if the net book value of our operating reporting units exceeds the estimated fair value. Any future impairments could have an adverse impact on our operating results in the period in which any such charge is taken.

Other Long-lived Assets

SFAS 144 is the authoritative standard on the accounting for the impairment of other long-lived assets. In accordance with SFAS 144 and our internal accounting policy, we perform tests for impairment of intangible assets other than goodwill (Other Intangible Assets) semi-annually and whenever events or circumstances suggest that Other Intangible Assets may be impaired. This analysis differs from our goodwill analysis in that an impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the assets are less than the carrying value of the intangible asset we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value.

At June 30, 2006, we had Other Intangible Assets with a carrying value of approximately $948 million. These Other Intangible Assets consist of $929 million in acquisition-related intangible assets and $19 million in intangible assets primarily associated with patent licenses acquired through our settlement with Kodak. To evaluate potential impairment, SFAS 144 requires us to assess whether the future cash flows related to these assets will be greater than their carrying value at the time of the test. Accordingly, while our cash flow assumptions are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to our Other Intangible Assets over their respective estimated useful lives. For example, if we reduced the projected cash flows by 20%, up to $863 million of our Other Intangible Assets could be considered to be impaired and we could be required to recognize an impairment based on the difference between the fair value of these Other Intangible Assets and their carrying value.

As a consequence of product-line rationalization decisions taken as part of our restructuring action in the fourth quarter of fiscal 2006 and resulting reductions in estimates of forecasted undiscounted cashflows, we concluded that an impairment charge of $67 million was necessary to reduce certain StorageTek acquisition-related intangible asset balances to their estimated fair value. Furthermore, during the fourth quarter of fiscal 2006, as a result of operating shortfalls and budget cuts which impacted our ability to realize the expected future benefits of developed technology assets acquired as part of our January 2004 acquisition of Nauticus, we recorded non-cash impairment charges of $3 million in our Product group segment. Any additional impairments could have an adverse impact on our operating results in the period in which any such charges are taken.

Restructuring

We have engaged and may continue to engage in restructuring actions and activities associated with productivity improvement initiatives and expense reduction measures, which are accounted for under SFAS 112, “Employers’ Accounting for Post Employment Benefits” (SFAS 112) and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). Our restructuring actions require us to make significant estimates in several areas including: 1) realizable values of assets made redundant, obsolete or excess; 2) expenses for severance and other employee separation costs; 3) the ability to generate sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated; and 4) other exit costs. The amounts we have accrued represent our best estimate of the obligations we expect to incur in connection with these actions, but could be subject to change due to various factors including market conditions and the outcome of negotiations with third parties. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.

In fiscal 2006, we recognized $284 million in charges associated with our restructuring actions. For a full description of our restructuring actions, refer to our discussion of restructuring charges and workforce rebalancing efforts in the Results of Operations section.

Stock-Based Compensation Expense

We account for stock-based compensation in accordance with the provisions of SFAS 123R. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards, which includes estimates of stock price volatility, forfeiture rates and expected lives, requires judgment that could materially impact our operating results.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Consolidated Financial Statements for a description of certain other recent accounting pronouncements including the expected dates of adoption and effects on our results of operations and financial condition.

Net Revenues

For the fiscal year ended June 30,

(dollars in millions, except revenue per employee dollars in thousands)

	2006	Change	2005	Change	2004
Computer Systems products	$5,997	2.9%	$5,826	(0.5)%	$5,854
Data Management products	2,374	82.6%	1,300	(13.4)%	1,501

Products net revenue	$8,371	17.5%	$7,126	(3.1)%	$7,355
Percentage of total net revenues	64.1%	(0.3) pts	64.4%	(1.4) pts	65.8%
Support services	$3,678	21.3%	$3,031	1.1%	$2,999
Client solutions and Educational services	1,019	11.6%	913	9.9%	831

Services net revenue	$4,697	19.1%	$3,944	3.0%	$3,830
Percentage of total net revenues	35.9%	0.3 pts	35.6%	1.4 pts	34.2%
Total net revenues	$13,068	18.0%	$11,070	(1.0)%	$11,185

Revenue per employee(1)	$348	1.8%	$342	9.3%	$313
(1)	Revenue per employee is calculated by dividing the revenue during the period by the average number of employees during the period, including contractors. We use this as a measure of our productivity.

Due to the general strengthening of the U.S. dollar during fiscal 2006, our total net revenues were unfavorably impacted by foreign currency exchange rates as compared with fiscal 2005. The net foreign currency impact to our total net revenues is difficult to precisely measure. However, our best estimate of the foreign exchange rate impact in fiscal 2006 as compared with fiscal 2005, approximated a detriment of 2% to Products net revenue and a detriment of 2% to Services net revenue. Due to the general weakening of the U.S. Dollar during fiscal 2005, our total net revenues were favorably impacted by foreign currency exchange rates as compared with fiscal 2004. Our best estimate of the foreign exchange benefit in fiscal 2005 as compared with fiscal 2004, approximated a benefit of 2% to Products net revenue and a benefit of 4% to Services net revenue.

Products Net Revenue

Products net revenue consists of revenue generated from the sale of Computer Systems and Data Management products.

During fiscal 2006, as compared with fiscal 2005, Computer Systems revenue increased primarily due to increased unit sales of our entry level servers due to the introduction of certain UltraSPARC IV+, UltraSPARC IV T1 and Opteron-based systems. This increase was partially offset by reduced sales of our enterprise servers resulting from intense competition and a continuing shift in overall computer system demand towards the usage of our lower-priced entry-level systems. During fiscal 2006, as compared with fiscal 2005, Data Management Products revenue increased primarily due to the inclusion of StorageTek’s high and low end tape and low end disk storage product revenue and increased sales of our data center storage systems, partially offset by reduced sales of our entry level storage systems.

During fiscal 2005, as compared with fiscal 2004, Computer Systems revenue decreased, primarily due to reduced sales of our data center servers resulting from intense competition and a continuing market shift in overall computer system demand towards the usage of our lower-priced entry level servers. The decrease in Computer Systems revenue was partially offset by increased unit sales of our entry level servers, which included servers running on our SPARC and AMD’s Opteron processors. During fiscal 2005, as compared with fiscal 2004, Data Management revenue decreased due to intense competition and reduced sales of our entry level and data center storage systems and low-end storage components, which were only partially offset by increased unit sales of our mid-range storage systems.

Services Net Revenue

Services net revenue consists of revenue generated from Support services, Client solutions and Educational services.

Support services revenue consists primarily of maintenance contract revenue, which is recognized ratably over the contractual period and represents approximately 78%, 77% and 78% of services net revenue in fiscal 2006, 2005 and 2004, respectively. During fiscal 2006, Support services net revenue increased due to the inclusion of the operations of StorageTek, partially offset by the unfavorable impact of foreign exchange, a continued change in the mix towards maintenance contracts sold or renewed with lower service levels, a shift in product sales mix to a greater proportion of low-end products, which are typically sold with reduced levels of services and reduced price due to intense competition.

During fiscal 2005, as compared with fiscal 2004, Support services net revenue increased due to the benefit of foreign exchange and an increase in the number of systems under a Support services contract. These increases were substantially offset by competitive pricing pressures. The increase in the number of systems under a Support services contract is primarily due to our continuing emphasis on our solution-based selling strategy, which includes Support services as a key element of a sale.

Client solutions and Educational services revenue consist primarily of revenue generated from professional services, such as technical consulting that helps our customers plan, implement, and manage distributed network computing environments. During fiscal 2006, Client solutions and Educational services revenue increased due to the inclusion of the operations of StorageTek and an increase in revenues from employee development and web-learning initiatives adopted by our customers in fiscal 2006, partially offset by revenue recognized related to a solution-based sale to a health care services provider and an educational institution in the first quarter of fiscal 2005 which did not recur in fiscal 2006.

During fiscal 2005, as compared with fiscal 2004, the overall increase in Client solutions and Educational services revenues was largely due to revenue recognized on a significant solution sale in the United Kingdom and our solution-based selling strategy internationally, particularly in EMEA.

Net Revenues by Geographic Area

For the fiscal year ended June 30,

(dollars in millions)

	2006	Change	2005	Change	2004
U.S.	$5,380	22.5%	$4,392	(7.9)%	$4,768
Percentage of net revenues	41.2%	1.5 pts	39.7%	(2.9) pts	42.6%
International Americas (Canada and Latin America)	$815	38.1%	$590	5.0%	$562
Percentage of net revenues	6.2%	0.9 pts	5.3%	0.3 pts	5.0%
EMEA (Europe, Middle East and Africa)	$4,703	13.3%	$4,152	5.3%	$3,942
Percentage of net revenues	36.0%	(1.5) pts	37.5%	2.2 pts	35.3%
APAC (Asia, Australia and New Zealand)	$2,170	12.1%	$1,936	1.2%	$1,913
Percentage of net revenues	16.6%	(0.9) pts	17.5%	0.4 pts	17.1%
International revenues	$7,688	15.1%	$6,678	4.1%	$6,417
Percentage of net revenues	58.8%	(1.5) pts	60.3%	2.9 pts	57.4%
Total net revenues	$13,068	18.0%	$11,070	(1.0)%	$11,185

United States (U.S.)

During fiscal 2006, as compared with fiscal 2005, net revenues in the U.S. increased by $988 million primarily due to the inclusion of the operations of StorageTek and SeeBeyond, increased sales of our entry level servers due to the introduction of certain UltraSPARC IV+, UltraSPARC T1 and Opteron-based systems in the second quarter of fiscal 2006 and increased demand in certain segments of the government and telecommunications sectors.

During fiscal 2005, as compared with fiscal 2004, net revenues in the U.S. declined primarily due to a decrease in products net revenue. In the U.S., our sales mix has traditionally included a higher proportion of product sales, which has contributed to the challenge in growing revenue in this geographic market as we experienced intense competitive pressures, especially in selling our high-end datacenter servers in the government and telecommunications sectors. During fiscal 2005, increased merger and acquisition activity in the telecommunication sector correlated to reduced customer spending in key accounts. Partially offsetting the decline in net revenue from the government and telecommunications sectors during fiscal 2005, was year over year growth in sales to our Wall Street financial services customer base.

The following table sets forth net revenues in geographic markets contributing significantly to changes in international net revenues during the last three fiscal years ended June 30:

(dollars in millions)

	2006	Change	2005	Change	2004
United Kingdom	$1,122	12.2%	$1,000	5.8%	$945
Germany	$935	6.6%	$877	5.9%	$828
Japan	$780	6.8%	$730	(4.2)%	$762
Central and North EMEA(1)	$799	12.9%	$708	4.9%	$675

(1)	CNE consists primarily of Finland, Norway, Sweden, the Netherlands, Belgium, Luxembourg and Switzerland.

United Kingdom (U.K.)

During fiscal 2006, as compared with fiscal 2005, net revenues in the UK increased by $122 million primarily due to the inclusion of StorageTek products and services revenue offset by the unfavorable impact of foreign currency exchange rates and a large solution-based sale recognized in fiscal 2005 which did not recur in fiscal 2006.

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

Germany

During fiscal 2006, as compared with fiscal 2005, net revenues in Germany increased by $58 million primarily due to the inclusion of StorageTek products and services revenue offset by the unfavorable impact of foreign currency exchange rates and continued intense competitive pressure impacting prices and volume for certain products and support services. Further, we experienced weak demand for our data center servers in certain industry sectors.

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

Japan

During fiscal 2006, as compared with fiscal 2005, net revenues in Japan increased by $50 million primarily due to the inclusion StorageTek products and services revenue offset by the unfavorable impact of foreign currency exchange rates and continued intense competitive pressure impacting prices and volume for certain products. Further, we continued to experience a shift in our sales mix towards our lower priced entry-level products.

During fiscal 2005, as compared with fiscal 2004, net revenues in Japan decreased, primarily due to a decrease in Products net revenue, partially offset by a slight increase in Support services and Client solutions revenues and the benefit of foreign currency exchange rates. The decrease in Products net revenue in Japan is primarily a result of the implementation of certain elements of our broad-based strategic alliance with Fujitsu. As noted above, the revenue impact of this alliance in Japan was partially offset by other financial benefits received. Irrespective of the impact of the Fujitsu alliance in Japan, the actions we initiated in fiscal 2004 to adjust to the intense competitive business environment have contributed towards stabilization of this geographic market’s revenue.

Central and Northern Europe (CNE)

During fiscal 2006, as compared with fiscal 2005, net revenues in CNE increased by $91 million primarily due to the inclusion StorageTek products and services revenue offset by the weak demand for our data center servers and price erosion associated with the competitive environment.

During fiscal 2005, as compared with fiscal 2004, net revenues in CNE increased primarily due to increases in both Products and Client solutions revenues. The increase in net revenue occurred in a variety of sectors and across the majority of products and services categories that, in part, can be attributed to the success of our solution-based sales approach in this geographic market.

Gross Margin

For the fiscal year ended June 30,

(dollars in millions)

	2006	Change	2005	Change	2004
Products gross margin	$3,544	20.1%	$2,952	(3.7)%	$3,065
Percentage of products net revenue	42.3%	0.9 pts	41.4%	(0.3) pts	41.7%
Services gross margin	$2,085	27.4%	$1,637	12.8%	$1,451
Percentage of services net revenue	44.4%	2.9 pts	41.5%	3.6 pts	37.9%
Total gross margin	$5,629	22.7%	$4,589	1.6%	$4,516
Percentage of net revenues	43.1%	1.6 pts	41.5%	1.1 pts	40.4%

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

During fiscal 2006, as compared with fiscal 2005, our Products gross margin increased 0.9 percentage points due to cost reductions resulting from supply chain restructuring and product cost engineering which collectively benefited gross margin by approximately 4 percentage points. Offsetting this increase was changes in product mix to a greater proportion of lower-margin products of approximately 2 percentage points and an increase in amortization of acquisition-related intangible assets of approximately 1 percentage point.

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

During fiscal 2006, as compared with fiscal 2005, our Services gross margin increased by 2.9 percentage points due to cost savings associated with delivery efficiencies of approximately 3 percentage points and the positive impact of changes in services mix of approximately 1 percentage point. These increases were partially offset by the impact of stock based compensation expense of approximately 1 percentage point.

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

Operating Expenses

For the fiscal year ended June 30,

(dollars in millions)

	2006	Change	2005	Change	2004
Research and development	$2,046	14.6%	$1,785	(7.3)%	$1,926
Percentage of net revenues	15.7%	(0.4) pts	16.1%	(1.1) pts	17.2%
Selling, general and administrative	$4,039	38.4%	$2,919	(12.0)%	$3,317
Percentage of net revenues	30.9%	4.5 pts	26.4%	(3.3) pts	29.7%
Restructuring charges	$284	8.4%	$262	(23.8)%	$344
Percentage of net revenues	2.2%	(0.2) pts	2.4%	(0.7) pts	3.1%
Impairment of other intangible assets	$70	N/M*	$—	(100)%	$49
Percentage of net revenues	0.5%	0.5 pts	—	(0.4) pts	0.4%
Purchased in-process research and development	$60	N/M*	$—	(100)%	$70
Percentage of net revenues	0.5%	0.5 pts	—	(0.6) pts	0.6%
Total operating expenses	$6,499	30.9%	$4,966	(13.0)%	$5,706
*N/M — Not meaningful

Research and Development (R&D) Expenses

During fiscal 2006, as compared with fiscal 2005, R&D expenses increased by $261 million primarily due to the inclusion of expense associated with the operations of StorageTek and SeeBeyond. Included in the $261 million increase was $74 million of stock-based compensation expense and a $41 million increase in prototype expenses associated with new product introductions. These increases were partially offset by a $51 million decrease in depreciation and amortization.

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

Selling, General and Administrative (SG&A) Expenses

During fiscal 2006, as compared with fiscal 2005, SG&A expenses increased by $1.1 billion primarily due to the inclusion of expense associated with the operations of StorageTek and SeeBeyond. Included in the $1.1 billion increase was $159 million in other acquisition-related intangible asset amortization resulting from these acquisitions, a $157 million increase in outside services costs and $112 million of stock-based compensation expense. These increases were partially offset by $38 million in cost savings resulting from workforce reductions and $36 million decrease in depreciation and amortization.

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

Restructuring Charges and Workforce Rebalancing Efforts

In fiscal 2006, 2005 and 2004, we recognized restructuring charges of $284 million, $262 million and $344 million, respectively, associated with our workforce reduction and excess facility exit plans These costs have been accounted for in accordance with SFAS 112, “Employers’ Accounting for Post Employment Benefits” (SFAS 112) and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Our estimated excess facility charges were based on our contractual obligation, net of estimated sublease income, and based on current comparable rates for leases in their respective real estate markets. As of June 30, 2006, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $38 million. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon the commercial real estate market conditions in certain geographies at the time we perform our evaluations or negotiate the lease termination and sublease arrangements with third parties. The amounts we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change.

Restructuring liabilities of $460 million at June 30, 2006 are composed primarily of the remaining cash payments to be made for severance relating to the Plan V and Plan VI restructuring plans, certain non-US severance benefits and contract termination costs, including abandoned facility leases for Phase V and prior plans. We expect to make the majority of the severance payments by the end of fiscal 2007 and to settle the non-severance obligations by the end of fiscal 2023.

Restructuring plans associated with the acquisitions of StorageTek and SeeBeyond in fiscal 2006, have resulted in $172 million and $11 million being recorded as of the acquisition dates as part of the StorageTek and SeeBeyond purchase price allocations, respectively. See Note 4 to the Consolidated Financial Statements for a description of acquisition-related restructuring costs that are not included below as these cost have been recorded as an adjustment to goodwill in the allocation of the purchase price rather than as restructuring expenses.

Restructuring Plan VI

In May 2006, we implemented a plan to better align our resources with our strategic business objectives by further reducing our workforce by approximately 4,000 to 5,000 employees across certain business functions, operating units and geographic regions as well as implementing other expense reduction measures (Restructuring Plan VI). Through the end of fiscal 2006, we reduced our workforce by approximately 300 and recognized a total of $138 million, primarily in workforce reduction charges associated with Restructuring Plan VI. During the first three quarters of fiscal 2007, we expect to incur additional charges between $270 and $350 million under this plan.

Restructuring Plan V

In June 2005, we implemented a workforce reduction and in July 2005, we committed to a facility exit plan (Restructuring Plan V). This plan included reducing our workforce across all levels, business functions, operating units and geographic regions. Through the end of fiscal 2006, we reduced our workforce by approximately 1,400 employees, and recognized cumulative expenses relating to severance and benefit costs of $101 million, associated with Restructuring Plan V. As of June 30, 2006, substantially all employees to be terminated as a result of Restructuring Plan V had been notified. In the fourth quarter of fiscal 2006, we committed to the closure of our Newark, California campus and as a result recognized an impairment loss of approximately $80 million in accordance with FAS 144. With the exception of the Newark campus, which has been accounted for as an asset held for sale under FAS 144, all facilities relating to the amounts accrued under this restructuring plan were exited by June 30, 2006 in accordance with SFAS 146.

Restructuring Plan IV

In March 2004, we implemented a plan to reduce our cost structure and improve operating efficiencies by reducing our workforce, exiting facilities, and implementing productivity improvement initiatives and expense reduction measures (Restructuring Plan IV). This plan included reducing our workforce across all levels, business functions, operating units, and geographic regions. Through the end of fiscal 2006, we reduced our workforce by approximately 4,300 employees under this plan. This plan also included eliminating excess facility capacity in light of revised facility requirements and other actions. Through the end of fiscal 2006, we recognized $567 million in total charges, consisting of $294 million in workforce reduction charges and $273 million in excess facility charges. As of June 30, 2006, all employees to be terminated as a result of Restructuring Plan IV had been notified. During fiscal 2004, the $128 million charge relating to the consolidation of excess facilities included:

•	$95 million of estimated future obligations for non-cancelable lease payments (net of estimated sublease income of $35 million) and/or termination fees resulting from exiting excess rental facilities. All facilities relating to the amounts accrued under this restructuring plan were exited by June 30, 2005; and

•	$33 million for the impairment of property and equipment (primarily leasehold improvements) for which there are insufficient cash flows to support the carrying cost. The property and equipment impairment was determined based on the difference between the assets’ estimated fair value and their carrying value.

Restructuring Plans and Workforce Rebalancing Efforts Prior to Phase IV

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

We committed to restructuring plans in fiscal 2003 and 2002 and a facility exit plan in fiscal 2001. These plans included eliminating excess facility capacity in light of revised facility requirements and other actions. All facilities relating to the amounts accrued under these restructuring plans were exited by June 30, 2005.

The following table sets forth an analysis of the restructuring accrual activity for the fiscal years ended June 30, 2006, 2005 and 2004 (in millions):

	Restructuring Plans								Total
	VI		V		IV		Prior to IV
	Severance and Benefits	Facilities Related and Other	Severance and Benefits	Facilities Related and Other	Severance and Benefits	Facilities Related	Severance and Benefits	Facilities Related
Balance as of June 30, 2003	$—	$—	$—	$—	$—	$—	$24	$351	$375
Severance and benefits	—	—	—	—	215	—	—	—	215
Accrued lease costs	—	—	—	—	—	95	—	—	95
Property and equipment impairment	—	—	—	—	—	33	—	—	33
Provision adjustments	—	—	—	—	—	—	(3)	4	1

Total restructuring charges	—	—	—	—	215	128	(3)	4	344
Cash paid	—	—	—	—	(49)	(6)	(21)	(70)	(146)
Non-cash	—	—	—	—	—	(34)	1	3	(30)

Balance as of June 30, 2004	—	—	—	—	166	88	1	288	543
Severance and benefits	—	—	44	—	83	—	—	—	127
Accrued lease costs and other	—	—	—	—	—	111	—	—	111
Property and equipment impairment	—	—	—	—	—	16	—	—	16
Provision adjustments	—	—	—	—	(8)	6	—	10	8

Total restructuring charges	—	—	44	—	75	133	—	10	262
Cash paid	—	—	—	—	(204)	(47)	(1)	(65)	(317)
Non-cash	—	—	—	—	—	(17)	—	(1)	(18)

Balance as of June 30, 2005	—	—	44	—	37	157	—	232	470
Severance and benefits	133	—	57	—	4	—	—	—	194
Accrued lease costs	—	—	—	1	—	11	—	—	12
Property and equipment impairment	—	5	—	80	—	—	—	—	85
Provision adjustments	—	—	—	—		1	—	(8)	(7)

Total restructuring charges	133	5	57	81	4	12	—	(8)	284
Cash paid	(1)	—	(80)	—	(35)	(44)	—	(49)	(209)
Non-cash	—	(5)	—	(80)	—	—	—	—	(85)

Balance as of June 30, 2006	$132	$—	$21	$1	$6	$125	$—	$175	$460

The above restructuring charges are based on estimates that are subject to change. Changes to the previous estimates have been reflected as “Provision adjustments” in the above table in the period the changes in estimates were made. Accrued lease costs include accretion adjustments associated with the passage of time.

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

Impairment of Goodwill and Other Intangible Assets

Impairment of Goodwill

We performed our annual goodwill impairment analyses in the fourth quarter of each of fiscal 2006, 2005 and 2004. Based on our estimates of forecasted discounted cash flows as well as our market capitalization, at each of these dates, we concluded that goodwill impairment charges were not necessary in fiscal 2006 and 2005, and recognized $49 million of goodwill impairment charges in fiscal 2004.

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

Impairment of Other Intangible Assets

In accordance with SFAS 144 and our internal accounting policy, we performed semi-annual analyses of other intangible assets impairment in the second and fourth quarters of each of our past three fiscal years. As a consequence of product-line rationalization decisions taken as part of our restructuring action in the fourth quarter of fiscal 2006 and resulting reductions in estimates of forecasted undiscounted cashflows, we concluded that an impairment charge of $67 million was necessary to reduce certain StorageTek acquisition-related intangible asset balances to their estimated fair value. In addition, during the fourth quarter of fiscal 2006, as a result of operating shortfalls and budget cuts which impacted our ability to realize the expected future benefits of developed technology assets acquired as part of our January 2004 acquisition of Nauticus, we recorded non-cash impairment charges to continuing operations of $3 million in our Product group segment. No impairment charges on other acquisition-related intangible asset were recorded in fiscal 2005 and 2004.

In-process Research and Development (IPRD)

IPRD expense was $60 million, nil and $70 million in fiscal 2006, 2005 and 2004, respectively. IPRD is a result of acquired in-process technology projects that had not yet reached technological feasibility and the IPRD had no alternative future uses. Accordingly, these amounts were expensed on the respective acquisition dates of each of the acquired companies listed below.

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

The values assigned to developed technologies related to each acquisition were based upon discounted cash flows related to the future products’ projected income stream. Elements of the projected income stream included revenues, cost of sales (COS), SG&A expenses, and R&D expenses. The discount rates used in the present value calculations were generally derived from a weighted average cost of capital, adjusted upward to reflect the additional risks inherent in the development life cycle, including the useful life of the technology, profitability levels of the technology, and the uncertainty of technology advances that are known at the date of each acquisition. As each acquired entity’s IPRD is unique, the discount rate, revenue, COS, R&D and SG&A assumptions used varied on a case-by-case basis. In addition, we did not expect to achieve a material amount of expense reductions or synergies; or, in the case of StorageTek and SeeBeyond, such expected expense reductions or synergies were not included in our estimates because they would not have had a material impact on the value of IPRD assigned therefore, the valuation assumptions did not include significant anticipated cost savings.

The following table summarizes the significant assumptions underlying the valuations related to the IPRD from each of our acquired companies in fiscal 2006 and 2004 (dollars in millions):

Acquired Company	IPRD	Estimated Cost to Complete Technology at Time of Acquisition	Percentage Completed at Time of Acquisition	Percentage of Revenue
				Average COS	Average SG&A	Average R&D	Discount Rate Used
Fiscal 2006
StorageTek:
Titanium project	$29	$6	40%	30%	25%	8%	13%
Other projects	20	52	37%	47%	20%	16%	14%

Total	$49	$58	37%	42%	24%	14%	13%

SeeBeyond	$11	$3	75%	5%	39%	4%	21%
Fiscal 2004
Kealia, Inc. (Kealia)	$69	$8	5%	65%	20%	2%	35%
Pixo, Inc. (Pixo)	$1	$—	50%	N/A	48%	2%	18%

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

Our ongoing restructuring plans may also impact the expected economic return from acquired in-process technology. During the fourth quarter of fiscal 2006, as a result of our Phase VI restructuring activities, we exited certain StorageTek product lines comprising $9 million of the total $49 million assigned to IPRD as of the acquisition date. Future economic benefits for these IPRD projects will not be realized.

The following table provides information regarding the status of IPRD projects at the date of acquisition and as of June 30, 2006 (in millions):

Acquired Company/Business	Estimated Cost to Complete at Time of Acquisition	Actual Costs Incurred as of June 30, 2006	Actual/Expected Product Release Date
StorageTek
Titanium project	$7	$9	Q3FY2006
Other projects	$51	$23	Various (A)
Total	$58	$32
SeeBeyond	$3	$3	Q3FY2006
Kealia	$8	$15	Q2FY2006
Pixo	$—	$1	Q2FY2005

(A)	Key product releases and major enhancements contemplated by acquired IRPD projects were completed for all significant projects during FY06, with the exception of VSM Open which is scheduled for release during Q3FY2008. Note that ongoing feature and function enhancements on all of our acquired IPRD projects are expected to continue for several more years.

We believe that the projections we used in performing our valuations for each acquisition, are still valid in all material respects, with the exception of products impacted by our Phase VI restructuring activities for which impairment charges were recorded during the fourth quarter of fiscal 2006. However, we cannot offer assurance that the projected results will be achieved. We continue to make substantial progress related to the development and commercialization of acquired technologies. Although we have experienced delays in the completion of certain of our development efforts and their related commercialization, the expected total costs to complete such technologies have not materially increased, individually or in the aggregate, from our estimates at the time of the acquisitions. We periodically evaluate our product development timeline and modify our overall business plan in response to various factors. Modifications to our business plan include the reallocation of resources among various alternative development projects. Refer to Note 4 of our Consolidated Financial Statements for additional detail.

Gain (Loss) on Equity Investments, Net

For the fiscal year ended June 30,

(dollars in millions)

	2006	Change		2005	Change	2004
Gain (loss) on equity investments, net	$27	N/M	*	$6	N/M*	$(64)
Percentage of net revenues	0.2%	0.2 pts		—	0.6 pts	(0.6)%

*N/M — Not meaningful

Our equity investments portfolio primarily consists of investments in publicly traded and privately-held technology companies. In fiscal 2006, our gain on equity investments of $27 million was primarily related to $11 million in gains on the sale of certain equity investments held in publicly traded companies, $6 million in income from our joint ventures and venture capital fund investments, and $10 million in gains on the sale of certain equity investments held in publicly traded companies, net of impairment.

The net gain on equity investments in fiscal 2005 of $6 million was comprised of investment gains of $22 million partially offset by investment losses of $16 million. Investment gains of $22 million for fiscal 2005 primarily related to the sale of certain equity investments and income from our joint ventures and venture capital fund investments. Investment losses on equity investments of $16 million for fiscal 2005, were primarily related to a decline in the value of our portfolio that was considered other than temporary. Investment gains of $22 million in fiscal 2004, primarily related to the valuation of warrants and the sale of certain marketable equity securities. Investment losses on equity investments of $86 million in fiscal 2004, were primarily related to a decline in the value of our portfolio that was considered other than temporary.

As of June 30, 2006, our equity investment portfolio of $77 million consisted of $37 million in marketable equity securities, $21 million in equity investments in privately-held companies and $19 million in investments in venture capital funds and joint ventures. The ongoing valuation of our investment portfolio remains uncertain and may be subject to fluctuations based on whether we participate in additional investment activity or as a result of the occurrence of events outside of our control.

Interest and Other Income, Net

For the fiscal year ended June 30,

(dollars in millions)

	2006	Change	2005	Change	2004
Interest and other income, net	$114	(14.3)%	$133	41.5%	$94
Settlement income	54	—	54	(96.6)%	1,597

Interest and other income, net	$168	(10.2)%	$187	(88.9)%	$1,691
Percentage of net revenues	1.3%	(0.4) pts	1.7%	(13.4) pts	15.1%

During fiscal 2006, as compared with fiscal 2005, interest and other income, net, decreased $19 million due to the significant reduction in our cash equivalents and marketable debt securities balances due to cash paid for the acquisitions of StorageTek and SeeBeyond early in fiscal 2006. On April 27, 2006, our Chief Executive Officer and Board of Directors approved our domestic reinvestment plan. As a result, we repatriated $2 billion in unremitted foreign earnings during the fourth quarter of fiscal 2006 and realized a loss of $14 million associated with the liquidation of a portion of our marketable debt securities portfolio.

During fiscal 2005, as compared with fiscal 2004, interest and other income, net increased primarily due to higher cash and marketable debt securities balances throughout fiscal 2005 as a result of the settlement income received from Microsoft. This increase was offset by a loss on marketable debt securities, which is included in interest and other income, net, of $15 million associated with our intent to liquidate a portion of our June 30, 2005 securities portfolio, due to our acquisition of StorageTek in the first quarter of fiscal 2006.

Our interest income and expense are sensitive primarily to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and marketable debt securities, which are predominantly short-term fixed income instruments. To better match the interest rate characteristics of our investment portfolio and our issued fixed-rate unsecured senior debt securities, we have entered into interest rate swap transactions so that the interest associated with these debt securities effectively becomes variable. The average duration of our portfolio of marketable debt securities was 0.21 years, 0.68 years and 0.82 years as of June 30, 2006, 2005 and 2004, respectively. In general, we would expect the volatility of this portfolio to decrease as its duration decreases. The significant decrease in the average duration of our portfolio at June 30, 2006, was due to a strategic repositioning of our portfolio and the liquidation of securities in order to repatriate $2 billion of foreign earnings.

Income Taxes

For the fiscal year ended June 30,

(dollars in millions)

	2006	Change	2005	Change	2004
Provision for (benefit from) income taxes	$189	N/M*	$(77)	N/M*	$825

*N/M — Not meaningful

During fiscal 2006, we recorded tax expense of $189 million, which was primarily related to taxes due on income generated in our foreign tax jurisdictions and in the U.S. associated with the repatriation of foreign earnings pursuant to the American Jobs Creation Act. The tax expense included a charge of approximately $20 million recorded in the second quarter of fiscal 2006 associated with corrections of previously filed tax returns, which was partially offset by a benefit recorded in the third quarter associated with adjusting estimated amounts to actual liabilities resulting from the filing of prior years’ tax returns. These adjustments are immaterial to our results of operations and financial condition for the current year as well as the prior affected periods. A charge of $58 million was recorded in the fourth quarter of fiscal 2006 associated with our repatriation of $1,965 million in unremitted foreign earnings, of which $1,600 million is eligible to be taxed at a reduced effective tax rate under the Foreign Earnings Repatriation Provision of the American Jobs Creation Act.

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

The tax expense for fiscal 2004 was due primarily to taxes on income generated from the Microsoft settlement, a $300 million non-cash increase in the valuation allowance for U.S. and Japan deferred tax assets and income generated in certain foreign jurisdictions and adjustments for the difference between estimated amounts recorded and actual liabilities resulting from the filing of prior years’ tax returns.

On April 27, 2006, our Chief Executive Officer and Board of Directors approved our domestic reinvestment plan. As a result, we repatriated $2 billion in unremitted foreign earnings during the fourth quarter of fiscal 2006, the majority of which was eligible, to be taxed at a reduced effective tax rate under the Foreign Earnings Repatriation Provision of the American Jobs Creation Act. U.S. income taxes have been provided on all undistributed earnings of our foreign subsidiaries. As a result of the aforementioned repatriation, as of June 30, 2006, there are no earnings that are considered to be permanently invested in operations outside of the U.S, however, we may elect to permanently invest in operations outside of the U.S. in the future. During the current year, we changed the calculation for estimating the deferred tax liability on foreign unremitted earnings to more closely reflect the tax consequences that would result from filing our actual tax returns, assuming those earnings were remitted as dividends.

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

During the third quarter of fiscal 2006, we received a revenue agent report from the Internal Revenue Service relating to an examination of our tax returns filed for fiscal years 2001 and 2002. Pursuant to the report, the Internal Revenue Service has proposed various adjustments resulting in a tax assessment of approximately $27 million. On April 17, 2006, we filed a protest with the Internal Revenue Service to contest several items. Although the ultimate outcome is unknown, we believe that we have adequately reserved for these potential adjustments and the final outcome will not have a material adverse affect on our results of operations.

We have also provided adequate amounts for other anticipated tax audit adjustments in the U.S., state and foreign tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest may be due. In addition, although specific foreign country transfer pricing exposures have not been identified, the risk of potential adjustment exists. If our estimate of the federal, state and foreign income tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. If events occur which indicate payment of these amounts are unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. Any reversals of assumed tax liabilities established by acquired companies will be recorded through a reallocation of the purchase price.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

As of and for the fiscal year ended June 30,

(dollars in millions)

	2006	Change	2005	Change	2004
Cash and cash equivalents	$3,569	$1,518	$2,051	$(90)	$2,141
Marketable debt securities	1,279	(4,197)	5,473	6	5,467

Total cash, cash equivalents and marketable debt securities	$4,848	$(2,676)	$7,524	$(84)	$7,608

Percentage of total assets	32.1%	(20.6) pts	53.0%	1.6 pts	51.4%

Cash provided by operating activities	$640	$271	$369	$(1,857)	$2,226
Cash provided by (used in) investing activities	579	1,004	(425)	1,886	(2,311)
Cash provided by (used in) financing activities	299	333	(34)	(245)	211

Net increase (decrease) in cash and cash equivalents	$1,518	$1,608	$(90)	$(216)	$126

Changes in Cash Flow

During fiscal 2006, our operating activities generated cash flows of $640 million, which is $271 million higher than the cash flows provided by operating activities during fiscal 2005. The following items significantly impacted our cash provided by operating activities during fiscal 2006:

•	Net loss of $864 million included $60 million in purchased IPRD and $1,256 million in non-cash charges, which are comprised primarily of $575 million in depreciation and amortization, $330 million in amortization of acquisition-related intangible assets, $225 million in stock-based compensation expense and $155 million in impairment of long-lived assets; and

•	Payments of $209 million associated with severance and facilities restructuring liabilities.

The reasons for certain changes in our working capital are discussed further in the cash conversion cycle section below.

During fiscal 2006, our cash provided by investing activities of $579 million was primarily attributable to $4,183 million in proceeds from sales and maturities of marketable debt securities, net of purchases, offset by $3,162 million in cash used for acquisitions, net of cash acquired. Cash provided by financing activities of $299 million was primarily attributable to $249 million of proceeds from the issuance of common stock and $50 million of proceeds from a capital lease financing arrangement.

During fiscal 2005, our operating activities generated cash flows of $369 million, which is $1,857 million lower than the cash flows provided by operating activities during fiscal 2004, primarily due to $1,950 million received in fiscal 2004 related to our settlement with Microsoft. The following items significantly impacted our cash provided by operating activities during fiscal 2005:

•	Net loss of $107 million included non-cash charges of approximately $486 million, which included depreciation and amortization of $671 million, offset by $315 million of deferred taxes;

•	Payments of $317 million associated with severance and facilities restructuring liabilities;

•	Payments of approximately $180 million to the Internal Revenue Services related to tax examinations for tax returns filed in fiscal years 1997 through 2000.

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

We generated positive cash flow from operations for the last 17 fiscal years, and anticipate being able to continue to generate positive cash flow from operations unless competition intensifies and we are unable to increase our revenues and gross margins faster than we are able to reduce our costs of operations. Based on our current plan of record, we expect to generate positive cash flow from operations for the fiscal year ending June 30, 2007, although there can be no assurance of this. Also, in the first quarter of fiscal 2007, we made a payment of $500 million to settle the current portion of our Senior note and have received cash proceeds of approximately $210 million from the sale of our Newark, California facility.

For the quarter ended June 30,

(dollars in millions)

	2006	Change	2005	Change	2004
Days sales outstanding (DSO)(1)	64	4	68	—	68
Days of supply in inventory (DOS)(2)	22	—	22	—	22
Days payable outstanding (DPO)(3)	(59)	(1)	(60)	10	(50)

Cash conversion cycle	27	3	30	10	40

Inventory turns-products only	9.9	0.6	9.3	(0.5)	9.8

(1)	DSO measures the number of days it takes, based on a 90-day average, to turn our receivables into cash.
(2)	DOS measures the number of days it takes, based on a 90-day average, to sell our inventory.
(3)	DPO measures the number of days it takes, based on a 90-day average, to pay the balances of our accounts payable.

We ended the fourth quarter of fiscal 2006 with a cash conversion cycle of 27 days, an improvement of 3 days from June 30, 2005. The cash conversion cycle is the duration between the purchase of inventories and services and the collection of the cash for the sale of our products and services and is a quarterly metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of days sales outstanding (DSO) added to days of supply in inventories (DOS), reduced by days payable outstanding (DPO). Our cash conversion cycle, as compared to June 30, 2005, was impacted by our August 31, 2005 acquisition of StorageTek. DSO improved 4 days due to improved billings and collections throughout fiscal 2006. DOS remained flat compared to June 30, 2005. Our products inventory turn rate increased 0.6 points from June 30, 2005. Inventory turns is annualized and represents the number of times product inventory is replenished during the year. Inventory management will continue to be an area of focus as we balance the need to maintain sufficient inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements. DPO worsened by 1 day, primarily due to the impact of the StorageTek acquisition.

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

Completed Acquisitions

We completed two significant acquisitions during fiscal 2006. On August 25, 2005, we acquired SeeBeyond to strengthen our software portfolio and offerings for the development, deployment and management of enterprise applications and Service Oriented Architectures. On August 31, 2005, we acquired StorageTek in order to offer customers the most complete range of products, services and solutions available for securely managing mission-critical data assets. See Note 4 of our Consolidated Financial Statements for a detailed discussion of our acquisitions.

Stock Repurchases

From time to time, our Board of Directors approves common stock repurchase programs allowing management to repurchase shares of our common stock in the open market pursuant to price-based formulas. In February 2001, we announced our intention to acquire up to $1.5 billion of our outstanding common stock under a stock repurchase program authorized by our Board of Directors. Under the February 2001 program, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including our projected cash flow requirements, our return to sustained profitability and our share price. During the fiscal years ended June 30, 2006 and 2005, we did not repurchase common stock under our repurchase program. All prior repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. As of June 30, 2006, approximately $230 million of the $1.5 billion authorized remains unused and available for stock repurchase.

Dividend Repatriation Plan

On April 27, 2006, our Chief Executive Officer and Board of Directors approved our domestic reinvestment plan. Prior to June 30, 2006, we repatriated approximately $2 billion in unremitted foreign earnings, of which $1.6 billion is eligible to be taxed at a reduced effective tax rate under the Foreign Earnings Repatriation Provision of the American Jobs Creation Act (“AJCA”). In adopting the plan, which was implemented in fiscal year 2006, we considered the goals of the AJCA, and we have invested the repatriated funds consistent with the requirements of the AJCA and in a manner that we believe will achieve the benefits intended under the AJCA. Among the types of permissible investments of these repatriated funds are non-executive compensation in the US and acquisitions of domestic companies. During fiscal year 2006, we paid qualifying compensation in excess of the amount repatriated and also engaged in the SeeBeyond and StorageTek acquisitions at a combined price in excess of the amount repatriated, either of which activity more than satisfies the AJCA’s requirements for reinvestment.

Borrowings

Our $1.1 billion Senior Notes outstanding are due at various times between August 2006 and August 2009. The Senior Notes are subject to compliance with certain covenants that do not contain financial ratios. We are currently in compliance with these covenants. If we failed to be in compliance with these covenants, the trustee of the Senior Notes or holders of not less than 25% in principal amount of the Senior Notes would have the ability to demand immediate payment of all amounts outstanding. See Note 9 to our Consolidated Financial Statements for further detail.

In January 2005, our Board of Directors authorized our management to repurchase debt from time to time in partial or full tranches based on available cash and market conditions. As of June 30, 2006, we have not repurchased any debt.

Contractual Obligations and Contingencies

The following table summarizes our contractual obligations at June 30, 2006 (in millions):

Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 4-5 Years	Payments Due After 5 Years
Senior Notes	$1,050	$500	$550	$—	$—
Non-cancelable operating leases	$1,189	$244	$336	$241	$368
Asset retirement obligations	$41	$17	$4	$9	$11

The Senior Notes consist of $500 million (due on August 15, 2006 and bearing interest at 7.5%) and $550 million (due on August 15, 2009 and bearing interest at 7.65%). Interest on the Senior Notes is payable semi-annually. We may redeem all or any part of any tranche of the Senior Notes at any time at a price equal to 100% of the principal plus accrued and unpaid interest in addition to an amount determined by a quotation agent, representing the present value of the remaining scheduled payments. We have hedged against the risk of changes in fair value associated with our fixed rate Senior Notes by entering into fixed-to-variable interest rate swap agreements, designated as fair value hedges, of which eight are outstanding, with a total notional amount of $1.1 billion as of June 30, 2006. Due to these interest rate swap agreements, the interest associated with the Senior Notes effectively becomes variable.

Our asset retirement obligations arise from leased facilities where we have contractual commitments to remove leasehold improvements and return the property to a specified condition when the lease terminates.

Through the normal course of our business, we purchase or place orders for the necessary components of our products from various suppliers and have also committed to purchase certain outsourced services where we would incur a penalty if the agreement was canceled prior to a contractual minimum term. We estimate that our contractual obligations at June 30, 2006 were no more than $155 million and were primarily due in less than 1 year from June 30, 2006. This amount does not include contractual obligations recorded on the balance sheet as current liabilities. Contractual obligations for the purchase of goods or services are comprised of agreements that are enforceable and legally binding on Sun and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the appropriate timing of the transactions. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within a short time. In addition, we have a contractual obligation under the terms of our strategic alliance with Fujitsu, whereby we have committed to buy, provided certain conditions are met, Fujitsu products with a list price of $230 million within the first twelve months following full implementation of Sun’s distribution of Fujitsu products and approximately $265 million during the second twelve months following full implementation of Sun’s distribution of Fujitsu products, at a predetermined discount from list price, depending upon the type of product purchased.

Sun is insured by third-party insurers for certain potential liabilities, including worker’s compensation, general liability, automobile liability, employer’s liability, errors and omissions liability, employment practices liability, property, cargo and crime and directors and officers liability. We have self insured with regard to certain risks such as California earthquakes and as supplemental coverage for certain potential liabilities including, but not limited to general liability, automobile liability, employer’s liability, employment practices liability, directors and officers liability, workers compensation, errors and omissions liability, property, cargo, crime and employee life insurance. Effective July 1, 2006, we self-insure for all indemnification or defense payments we, as a company, may make to or on behalf of our directors and officers as a result of obligations under applicable agreements, Sun’s by-laws and applicable law. We have self-insured between $2 million and $25 million per occurrence on these lines of coverage. Sun performs an annual actuarial analysis to develop an estimate of amounts to be paid for both claims reported and potential losses on activities that have occurred but have not yet been reported. Loss accruals were $35 million and $33 million as of June 30, 2006 and 2005, respectively.

During the normal course of our business, we issue guarantees and letters of credit to numerous third-parties and for various purposes such as lease obligations, performance guarantees and state and local governmental agencies requirements. At June 30, 2006, we had approximately $30 million of outstanding financial letters of credit.

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

In addition, we have uncommitted lines of credit aggregating approximately $459 million. No amounts were drawn from these lines of credit as of June 30, 2006. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

During the third quarter of fiscal 2006, we received a revenue agent report from the Internal Revenue Service relating to their examination of our tax returns filed for fiscal years 2001 and 2002. Pursuant to the report, the Internal Revenue Service has proposed various adjustments resulting in a tax assessment of approximately $27 million. On April 17, 2006, we filed a protest with the Internal Revenue Service to contest several items. Although the ultimate outcome is unknown, we believe that we have adequately reserved for these potential adjustments and the final outcome will not have a material adverse affect on our results of operations.

In fiscal 2005, the General Services Administration (GSA) began auditing our records under the schedule contracts it had with us to verify our compliance with various contract provisions from October 1997 to February 2005. If the audit determines that we did not comply with such provisions, we may be required to pay the GSA a potential settlement. We have made a preliminary assessment of our exposure for such amounts potentially due and such assessment is reflected in our fiscal 2006 and 2005 consolidated financial statements. We cannot predict with reasonable certainty when the audit and the subsequent negotiation process will be concluded and it may take several quarters for all issues to be resolved.

In fiscal 2006 as part of a service-based sales arrangement involving a governmental institution in Mexico, we were required to deposit approximately $41 million with a surety company as collateral guaranteeing our performance under the arrangement. This cash is classified as other non-current assets, net, in our Consolidated Balance Sheet.

Off-Balance-Sheet Arrangements

As of June 30, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents in subsidiaries for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities At June 30, 2006, principally as a result of our repatriation of $2 billion of unremitted foreign earnings (previously held as marketable debt securities) our cash and cash equivalents balance increased to $3,569 million. Our remaining investments of $1,279 million were held in marketable debt securities. Our cash and marketable debt securities position at June 30, 2006, was approximately $4,848 million.

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

NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Our Audit Committee has pre-approved tax compliance services, including those resulting from our acquisitions of StorageTek and SeeBeyond, which are being transitioned to other service providers.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at June 30, 2006. Actual results may differ materially.

Interest Rate Sensitivity

Our debt investment portfolio consists primarily of fixed income instruments with an average duration of 0.21 years as of June 30, 2006, as compared to 0.68 years as of June 30, 2005 and 0.82 years as of June 30, 2004. The significant decrease in the average duration of our portfolio at June 30, 2006, was due to the liquidation of securities in order to repatriate $2 billion of foreign earnings and a strategic repositioning of our portfolio. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, for example, a hypothetical 150 BPS increase in interest rates would result in an approximate $12 million decrease in the fair value of our investments in debt securities as of June 30, 2006, as compared with a $67 million decrease as of June 30, 2005.

We also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest payable on the Senior Notes effectively becomes variable and thus matches the shorter-term rates received from our cash and marketable securities. Accordingly, interest rate fluctuations impact the fair value of our Senior Notes outstanding, which will be offset by corresponding changes in the fair value of the swap agreements. However, by entering into these swap agreements, we have a cash flow exposure related to the risk that interest rates may increase. For example, at June 30, 2006, a hypothetical 150 BPS increase in interest rates would result in an approximate $9 million increase in interest expense over a one-year period.

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

Based on our foreign currency exchange instruments outstanding at June 30, 2006, we estimate a maximum potential one-day loss in fair value of approximately $3 million, as compared with $2 million as of June 30, 2005, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables, and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Equity Security Price Risk

We are exposed to price fluctuations on the marketable portion of equity securities included in our portfolio of equity investments. These investments are generally in companies in the high-technology industry sector, many of which are small capitalization stocks. We typically do not attempt to reduce or eliminate the market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $7 million decrease in the fair value of our available-for-sale equity investments as of June 30, 2006, as compared with $7 million as of June 30, 2005. At June 30, 2006, two equity securities represented substantially all of the $37 million total fair value of the marketable equity securities, as compared with June 30, 2005, at which time three equity securities represented approximately $33 million of the $34 million total fair value of the marketable equity securities. Refer to Note 2 to the Consolidated Financial Statements for additional discussion on Sun’s marketable equity securities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Schedules not listed above have been omitted since they are not applicable or are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

SUN MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Fiscal Years Ended June 30,
	2006	2005	2004
Net revenues:
Products	$8,371	$7,126	$7,355
Services	4,697	3,944	3,830

Total net revenues	13,068	11,070	11,185
Cost of sales:
Cost of sales-products, including stock-based compensation expense of $10(1)	4,827	4,174	4,290
Cost of sales-services, including stock-based compensation expense of $29(1)	2,612	2,307	2,379

Total cost of sales	7,439	6,481	6,669

Gross margin	5,629	4,589	4,516
Operating expenses:
Research and development, including stock-based compensation expense of $74(1)	2,046	1,785	1,926
Selling, general and administrative, including stock-based compensation expense of $112(1)	4,039	2,919	3,317
Restructuring and related impairment of long-lived assets	284	262	344
Impairment of goodwill and other intangible assets	70	—	49
Purchased in-process research and development	60	—	70

Total operating expenses	6,499	4,966	5,706

Operating loss	(870)	(377)	(1,190)
Gain (loss) on equity investments, net	27	6	(64)
Interest and other income, net	114	133	94
Settlement income	54	54	1,597

Income (loss) before income taxes	(675)	(184)	437
Provision for (benefit from) income taxes	189	(77)	825

Net loss	$(864)	$(107)	$(388)

Net loss per common share-basic and diluted	$(0.25)	$(0.03)	$(0.12)

Shares used in the calculation of net loss per common share-basic and diluted	3,437	3,368	3,277

(1)	For the year ended June 30, 2006.

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par values)

	June 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$3,569	$2,051
Short-term marketable debt securities	496	1,345
Accounts receivable, net of bad debt reserves of $81 in 2006 and $86 in 2005	2,702	2,231
Inventories	540	431
Deferred and prepaid tax assets	209	255
Prepaid expenses and other current assets	757	878

Total current assets	8,273	7,191
Property, plant and equipment, net	1,570	1,769
Assets held for sale	242	—
Long-term marketable debt securities	783	4,128
Goodwill	2,610	441
Other acquisition-related intangible assets, net	929	113
Other non-current assets, net	675	548

	$15,082	$14,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$503	$—
Accounts payable	1,446	1,167
Accrued payroll-related liabilities	777	713
Accrued liabilities and other	1,190	1,014
Deferred revenues	1,988	1,648
Warranty reserve	261	224

Total current liabilities	6,165	4,766
Long-term debt	575	1,123
Long-term deferred revenue	506	544
Other non-current obligations	1,492	1,083
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in-capital, $0.00067 par value, 7,200 shares authorized; issued and outstanding: 3,602 shares in 2006 and 3,602 shares in 2005	6,803	6,490
Treasury stock, at cost: 99 shares in 2006 and 194 shares in 2005	(382)	(1,411)
Retained earnings (accumulated deficit)	(257)	1,387
Accumulated other comprehensive income	180	208

Total stockholders’ equity	6,344	6,674

	$15,082	$14,190

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal Years Ended June 30,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(864)	$(107)	$(388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	575	671	730
Amortization of other acquisition-related intangible assets	330	75	66
Stock-based compensation expense	225	19	16
Purchased in-process research and development	60	—	70
Loss (gain) on investments, net	(10)	9	64
Impairment of long-lived assets	155	—	49
Tax benefits from employee stock plans	—	25	4
Deferred taxes	(19)	(315)	620
Changes in operating assets and liabilities:
Accounts receivable, net	(163)	111	61
Inventories	44	32	(44)
Prepaid and other assets	245	(19)	(288)
Accounts payable	130	105	158
Other liabilities	(68)	(237)	1,108

Net cash provided by operating activities	640	369	2,226

Cash flows from investing activities:
Increase in restricted cash	(69)	—	—
Purchases of marketable debt securities	(1,831)	(7,154)	(8,469)
Proceeds from sales of marketable debt securities	5,434	6,181	5,795
Proceeds from maturities of marketable debt securities	580	941	854
Proceeds from sales of equity investments, net of purchases	15	49	30
Acquisition of property, plant and equipment, net	(315)	(257)	(249)
Acquisition of spare parts and other assets	(73)	(90)	(71)
Payments for acquisitions, net of cash acquired	(3,162)	(95)	(201)

Net cash provided by (used in) investing activities	579	(425)	(2,311)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	249	218	239
Proceeds from (principal payments on) borrowings and other obligations	50	(252)	(28)

Net cash provided by (used in) financing activities	299	(34)	211

Net increase (decrease) in cash and cash equivalents	1,518	(90)	126
Cash and cash equivalents, beginning of year	2,051	2,141	2,015

Cash and cash equivalents, end of year	$3,569	$2,051	$2,141

Supplemental disclosures of cash flow information:
Interest paid (net of interest received from swap agreements of $34, $62 and $72 in fiscal 2006, 2005 and 2004, respectively)	$46	$27	$26
Income taxes paid (net of refunds of $196, $34 and $143 in fiscal 2006, 2005 and 2004, respectively)	$74	$371	$70
Supplemental schedule of noncash investing activities:
Stock and options issued in connection with acquisitions	$88	$1	$125
Net issuance of nonvested stock awards	$183	—	—

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock and Additional Paid-in-Capital		Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of June 30, 2003	3,587	$6,614	(351)	$(3,169)	$2,914	$177	$6,536
Net loss	—	—	—	—	(388)	—	(388)
Change in unrealized gain (loss) on investments, net of taxes	—	—	—	—	—	(48)	(48)
Change in unrealized gain (loss) on derivative instruments and other, net of taxes	—	—	—	—	—	14	14
Translation adjustments	—	—	—	—	—	30	30

Total comprehensive loss	—	—	—	—	—	—	(392)
Issuance of stock, net of repurchases	—	(157)	85	393	—	—	236
Tax benefit from employee stock transactions and other	—	4	—	—	—	—	4
Issuance of common stock and assumption of stock options in connection with acquisitions	15	75	—	—	—	—	75
Amortization of unearned equity compensation	—	24	—	—	—	—	24

Balances as of June 30, 2004	3,602	6,560	(266)	(2,776)	2,526	173	6,483
Net loss	—	—	—	—	(107)	—	(107)
Change in unrealized gain on investments, net of taxes	—	—	—	—	—	28	28
Change in unrealized gain on derivative instruments and other, net of taxes	—	—	—	—	—	8	8
Translation adjustments	—	—	—	—	—	(1)	(1)

Total comprehensive loss	—	—	—	—	—	—	(72)
Issuance of stock, net of repurchases	—	(115)	72	1,365	(1,032)	—	218
Tax benefit from employee stock transactions and other	—	25	—	—	—	—	25
Issuance of common stock and assumption of stock options in connection with acquisitions	—	1	—	—	—	—	1
Amortization of unearned equity compensation	—	19	—	—	—	—	19

Balances as of June 30, 2005	3,602	6,490	(194)	(1,411)	1,387	208	6,674
Net loss	—	—	—	—	(864)	—	(864)
Change in unrealized gain on investments, net of taxes	—	—	—	—	—	(2)	(2)
Change in unrealized gain on derivative instruments and other, net of taxes	—	—	—	—	—	(22)	(22)
Translation adjustments	—	—	—	—	—	(4)	(4)

Total comprehensive loss	—	—	—	—	—	—	(892)
Issuance of stock, net of repurchases	—	—	95	1,029	(780)	—	249
Issuance of common stock and assumption of stock options in connection with acquisitions	—	88	—	—	—	—	88
Stock based compensation	—	225	—	—	—	—	225

Balances as of June 30, 2006	3,602	$6,803	(99)	$(382)	$(257)	$180	$6,344

See accompanying notes.

SUN MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

Sun Microsystems Inc. (Sun) provides network computing infrastructure solutions that include Computer Systems (hardware and software), Data Management (hardware and software), Support Services and Client Solutions and Educational Services. Sun’s solutions are based on Sun technology innovations such as the Java technology platform, the Solaris Operating System, Sun Java products and the UltraSPARC microprocessor technology, as well as other widely deployed technologies such as the Linux operating system and AMD Opteron microprocessor-based systems. Our network computing infrastructure solutions are used in a wide range of technical/scientific, business and engineering applications in industries such as telecommunications, government, financial services, manufacturing, education, retail, life sciences, media and entertainment, transportation, energy/utilities and healthcare. We sell complete networking solutions, including products and services, in most major markets worldwide through a combination of direct and indirect channels. In the first quarter of fiscal 2006, we completed the acquisition of Storage Technology Corporation (StorageTek) which allowed us to broaden our offerings of storage products, services and solutions.

2.    Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements include the accounts of Sun and its subsidiaries. Intercompany accounts and transactions have been eliminated. Our consolidated financial statements also include the results of companies acquired by Sun from the date of each acquisition. We completed two significant acquisitions, StorageTek and SeeBeyond Technology Corporation (SeeBeyond), on August 31, 2005 and August 25, 2005, respectively. See Note 4 for further details. Certain amounts from prior years, primarily relating to unearned equity compensation presented on the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity have been reclassified to conform to the current year presentation as a result of our fiscal 2006 adoption of Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), “Share-Based Payment” (SFAS 123R).

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

Cash Equivalents

Cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the date of purchase. We classify cash with restrictions as other current or non-current assets, depending on the nature of the underlying restriction unless the restriction is short-term in nature and is for a period of less than three months. At June 30, 2006 and 2005, cash and cash equivalents included $21 million and nil, respectively, of restricted cash with restriction periods of three months or less.

Investments

We invest in marketable debt securities, marketable equity securities and other investments.

Marketable Debt Securities

Investments in marketable debt securities consist primarily of corporate notes and bonds, asset and mortgage backed securities and U.S. government notes and bonds with original maturities beyond three months. Short-term investments are marketable debt securities with maturities of less than one year from the balance sheet date (except cash equivalents), while long-term investments represent all other marketable debt securities. All marketable debt securities are held in Sun’s name and deposited primarily with one major financial institution. Sun’s policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates. We only invest in marketable debt securities with a minimum rating of BBB- or above from a nationally recognized credit rating agency. At June 30, 2006 and 2005, all of Sun’s marketable debt securities were classified as available-for-sale and were carried at fair market value. The unrealized gains (losses) on available-for-sale securities, net of taxes, are recorded in “Accumulated other comprehensive loss” in the Consolidated Statements of Stockholders’ Equity. See Note 7 for further detail.

We monitor our investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in our industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Marketable Equity Securities

Investments in marketable equity securities consist of equity holdings in public companies. Marketable equity securities are initially recorded at cost upon acquisition and are classified as available-for-sale when there are no restrictions on Sun’s ability to liquidate such securities within 12 months. Investments in marketable equity securities were $37 million and $34 million at June 30, 2006 and 2005, respectively. At June 30, 2006, all marketable equity investments were classified as available-for-sale and are included in “Other non-current assets, net” in the Consolidated Balance Sheets. Changes in the fair value of these securities are recognized in “Accumulated other comprehensive income,” in the Consolidated Statements of Stockholders’ Equity. Net unrealized gains on marketable equity investments were $20 million, $23 million and $7 million at June 30, 2006, 2005 and 2004, respectively. Marketable equity securities at June 30, 2006 and 2005 were (in millions):

	2006
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities with no unrealized losses	$17	$20	$—	$37

Total marketable equity securities	$17	$20	$—	$37

	2005
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities with no unrealized losses	$11	$23	$—	$34

Total marketable equity securities	$11	$23	$—	$34

Realized gains on sales of marketable equity securities totaled $11 million, $5 million and $2 million in fiscal 2006, 2005 and 2004, respectively, and are recognized in “Gain (loss) on equity investments, net” in the Consolidated Statements of Operations. In addition, we review all marketable equity securities for other than temporary declines in fair value. In doing so, we evaluate the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the portfolio company, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. We consider circumstances where, as of the end of any quarter, the carrying value of a marketable equity security has been greater than its market value for the last six consecutive months, to be de-facto evidence of other than temporary impairment. We perform our evaluation of other than temporary impairment on a quarterly basis. Based on our evaluation, if a security is considered to be other than temporarily impaired, an impairment charge is recognized in “Gain (loss) on equity investments, net” in the Consolidated Statements of Operations. For fiscal 2005, $1 million was recorded as impairment charges related to marketable equity securities. There was no impairment charge recorded in fiscal 2006 and 2004.

Other Investments

Other investments include equity investments in privately-held companies that develop products, markets and services that are strategic to Sun, investments in venture capital funds and other joint ventures, securities lent under our securities lending program and the cash surrender value of life insurance policies.

Our equity investments are generally made in connection with a round of financing with other third-party investors. As our investments in privately-held companies do not permit us to exert significant influence or control over the entity in which we are investing, the recorded amounts generally represent our cost of the investment less any adjustments we make when we determine that an investment’s carrying value is other-than-temporarily impaired. At June 30, 2006 and 2005, we had 33 and 35 investments, respectively, in a number of technology companies. These investments totaled $21 million and $26 million at June 30, 2006 and 2005, respectively, and were included in “Other non-current assets, net” in the Consolidated Balance Sheets.

The process of assessing whether a particular equity investment’s fair value is less than its carrying cost requires a significant amount of judgment due to the lack of a mature and stable public market for these securities. In making this judgment, we carefully consider the investee’s most recent financial results, cash position, recent cash flow data, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management or ownership changes, and competition. This process is based primarily on information that we request and receive from these privately-held companies, and is performed on a quarterly basis. Although we evaluate all of our privately-held equity investments for impairment based on the criteria established above, each investment’s fair value is only estimated when events or changes in circumstances have occurred that may have a significant effect on its fair value (because the fair value of each investment is not readily determinable). Where these factors indicate that the equity investment’s fair value is less than its carrying cost, and where we consider such diminution in value to be other than temporary, we record an impairment charge to reduce such equity investment to its estimated net realizable value. We recognized gains on sales, net of impairment charges, related to our investments in privately-held companies of $10 million for fiscal 2006. We recorded impairment charges, net of realized gains on sales, related to our investments in privately-held companies of nil and $67 million for fiscal 2005 and 2004, respectively.

Investments in venture capital funds and other joint ventures totaled $19 million and $16 million as of June 30, 2006 and 2005, respectively, and were accounted for using the equity method of accounting. We recorded income of $6 million, $2 million and $1 million for fiscal 2006, 2005 and 2004, respectively, related to these investments which was reflected in “Gain (loss) on equity investments, net.”

From time to time, we enter into securities lending agreements with financial institutions to enhance investment income. Selected securities are loaned and are secured by collateral equal to at least 102% of the fair market value of the securities. Collateral is in the form of cash or securities issued or guaranteed by the U.S. government, and our securities lending agent has provided us with counterparty indemnification in the event of borrower default. Loaned securities continue to be classified as Other non-current assets, net in the Consolidated Balance Sheets. Cash collateral is recorded as an asset with a corresponding liability. For lending agreements collateralized by securities, no accompanying asset or liability is recorded as we are not permitted to sell or repledge the associated collateral. The maximum amount loaned under Sun’s securities lending program in fiscal 2006 was $1,087 million. As of June 30, 2006, there were no outstanding securities lending transactions.

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

Bad Debt Reserves

We evaluate the collectibility of our accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. At June 30, 2006, 2005 and 2004, our bad debt reserves were $81 million, $86 million and $91 million, respectively. We expensed amounts related to bad debt reserves of $3 million, $10 million and $4 million for fiscal 2006, 2005 and 2004, respectively. During fiscal years 2006, 2005 and 2004, we wrote-off bad debt reserves against gross accounts receivable of approximately $8 million, $15 million and $25 million, respectively.

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

Long-lived Assets

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets. The estimated useful lives for machinery and equipment range from one to ten years, buildings and building improvements range from five to thirty-five years and furniture and fixtures range from five to ten years. Leasehold improvements are depreciated over the life of the lease or the assets, whichever is shorter. Land is not depreciated.

Intangible Assets Other than Goodwill

Long-lived assets, such as property, plant and equipment and purchased identifiable intangible assets with finite lives, are evaluated for impairment semi-annually in accordance with Sun’s policy, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). We assess the recoverability of long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of an impairment, if any, is calculated based on the excess of the carrying amount over the fair value of those assets.

As a consequence of product-line rationalization decisions taken as part of our restructuring action in the fourth quarter of Fiscal 2006 and resulting reductions in estimates of forecasted undiscounted cashflows, we concluded that an impairment charge of $67 million was necessary to reduce certain StorageTek acquisition-related intangible asset balances to their estimated fair value. In addition, during the fourth quarter of fiscal 2006, as a result of operating shortfalls and budget cuts which impacted our ability to realize the expected future benefits of developed technology assets acquired as part of our January 2004 acquisition of Nauticus, we recorded non-cash impairment charges of $3 million in our Product group segment.

Goodwill

We test goodwill for impairment on an annual basis or whenever events occur which may indicate possible impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). We perform the impairment analysis at one level below the operating segment level (see Note 15) as defined in SFAS 142. This analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists, and (2) measure the amount of impairment.

In testing for a potential impairment of goodwill, SFAS 142 requires us to: (1) allocate goodwill to the various Sun businesses to which the acquired goodwill relates; (2) estimate the fair value of those Sun businesses to which goodwill relates; and (3) determine the carrying value (book value) of those businesses, as some of the assets and liabilities related to those businesses, such as accounts receivable and property, plant and equipment, are not held by those businesses but by functional departments (for example, our Global Sales Organization and Worldwide Operations organization). Prior to this allocation of the assets to the reporting units, we are required to assess long-lived assets for impairment in accordance with SFAS 144. Furthermore, if the estimated fair value is less than the carrying value for a particular business, then we are required to estimate the fair value of all identifiable assets and liabilities of the business in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Only after this process is completed is the amount of goodwill impairment determined.

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

Capitalized Software

Costs related to internally-developed software and software purchased for internal use, which are required to be capitalized pursuant to Statement of Position (SOP) No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” are included in property, plant and equipment under machinery and equipment. Capitalized software costs were $173 million and $108 million at June 30, 2006 and 2005, respectively.

Concentration of Credit Risk

Cash deposits in foreign countries of approximately $514 million are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions and we have not sustained any credit losses from instruments held at these financial institutions.

Financial instruments that potentially subject Sun to concentrations of credit risk consist principally of trade receivables, marketable securities, foreign exchange contracts and interest rate instruments. The counterparties to the agreements relating to Sun’s investments, foreign exchange contracts and interest rate instruments consist of various major corporations and financial institutions of high credit standing. We do not believe there is significant risk related to non-performance by these counterparties because the amount of credit exposure is limited. The credit risk on receivables due from counterparties related to foreign exchange and currency options contracts was insignificant at June 30, 2006 and 2005. With regard to our investment portfolio, we generally limit our exposure to any investment to no more 5% of our total portfolio excluding U.S. government and agency securities. Our trade receivables are derived primarily from sales of Computer Systems and Data Management products and services to end-user customers in diversified industries, as well as various resellers. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary, but generally require no collateral.

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

We recognize revenue when the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the sales price is fixed or determinable; and 4) collectibility is reasonably assured. Our standard agreements generally do not include customer acceptance provisions. However, if there is a customer acceptance provision or there is uncertainty about customer acceptance, the associated revenue is deferred until we have evidence of customer acceptance.

Products Revenue

Products revenue for sales to both end-user customers and resellers is generally recognized upon the passage of title if all other revenue recognition criteria have been met. End-user customers generally do not have return rights. Our program offerings to certain of our resellers and distributors (Channel Partners) provide for the limited right to return our product for stock rotation. We reduce revenue for rights to return our product based upon our historical experience with the Channel Partners. In accordance with contractual provisions, we offer price protection to certain of our Channel Partners. We also offer margin protection to our Channel Partners on certain transactions. For our price protection and margin protection programs, we reduce revenue based upon our historical experience or specific announced price adjustments. In accordance with contractual provisions, to certain of our Channel Partners we also offer co-operative marketing funds based on a fixed dollar percentage of product sales. We record the amount as a reduction to revenue or, if we have evidence of fair value of the advertising benefit received, as marketing expense.

In addition, we sell products to leasing companies that, in turn, lease these products to end-users. In transactions where the leasing companies have no recourse to Sun in the event of default by the end-user, we recognize revenue at point of shipment or point of delivery, depending on the shipping terms and if all the other revenue recognition criteria have been met. In arrangements where the leasing companies have full recourse to Sun in the event of default by the end-user (defined as recourse leasing), we recognize both the product revenue and the related cost of the product as the payments are made to the leasing company by the end-user, generally ratably over the lease term. We had deferred revenue and related deferred costs of $22 million and $12 million, respectively, at June 30, 2006 and $37 million and $16 million, respectively, at June 30, 2005, related to recourse leases which will be recognized in future periods.

For revenue arrangements with multiple deliverables that include or represent software products and services as well as any non-software deliverables for which a software deliverable is essential to its functionality, we apply the accounting guidance in SOP 97-2, “Software Revenue Recognition” in determining the timing of revenue recognition. The criteria assessed include the following: 1) the functionality of the delivered element(s) is not dependent on the undelivered element; 2) there is Sun-specific objective evidence of fair value of the undelivered element(s), and 3) delivery of the delivered element(s) represents the culmination of the earnings process for those element(s). If these criteria are not met, revenue is deferred until such criteria are met or until the last element is delivered. For arrangements within the scope of SOP 97-2, revenue is recognized ratably only in situations where one of the limited exceptions described in paragraph 12 of SOP 97-2 is met, such as where we agree to deliver unspecified additional software products in the future.

Services Revenue

Maintenance contract revenue is generally recognized ratably over the contractual period. Educational services revenue is recognized as the services are rendered. Time and material, and fixed price Client solutions contract revenue is recognized as the professional services are rendered, or upon completion of the services contract. If we can reliably evaluate progress to completion (based on total projected hours to be incurred as compared with hours already incurred), we recognize the revenue as the services are rendered and recognize the related costs as they are incurred. In instances where we cannot reliably estimate the total projected hours, we recognize revenue and the associated costs upon completion of the services contract. For fixed price Client solutions contracts when the current estimates of total contract revenue and contract cost indicate a loss, the estimated loss is recognized in the period the loss becomes evident.

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

Advertising Costs

Advertising costs consist of development and placement costs of our advertising campaigns and are charged to expense when incurred. Advertising expense was $47 million, $48 million and $53 million for fiscal 2006, 2005 and 2004, respectively.

Self-Insurance

Sun is insured by third-party insurers for certain potential liabilities, including worker’s compensation, general liability, automobile liability, employer’s liability, errors and omissions liability, employment practices liability, property, cargo and crime and directors and officers liability. We have self insured with regard to certain risks such as California earthquakes and as supplemental coverage for certain potential liabilities including, but not limited to general liability, automobile liability, employer’s liability, employment practices liability, directors and officers liability, workers compensation, errors and omissions liability, property, cargo, crime and employee life insurance. Effective July 1, 2006, we self-insure for all indemnification or defense payments we, as a company, may make to or on behalf of our directors and officers as a result of obligations under applicable agreements, Sun’s by-laws and applicable law. We have self-insured between $2 million and $25 million per occurrence on these lines of coverage. Sun performs an annual actuarial analysis to develop an estimate of amounts to be paid for both claims reported and potential losses on activities that have occurred but have not yet been reported. Loss accruals were $35 million and $33 million at June 30, 2006 and 2005, respectively.

Computation of Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed using the weighted- average number of common shares outstanding (adjusted for treasury stock and common stock subject to repurchase activity) during the period. Diluted net income (loss) per common share is computed using the weighted- average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist primarily of stock options and nonvested stock awards.

The following table sets forth the computation of basic and diluted loss per share for each of the past three fiscal years (in millions, except per share amounts):

	Fiscal Years Ended June 30,
	2006	2005	2004
Net loss	$(864)	$(107)	$(388)
Weighted average shares outstanding:
Basic and diluted	3,437	3,368	3,277

Net loss per common share-basic and diluted	$(0.25)	$(0.03)	$(0.12)

Due to our net loss for all periods presented, all of our outstanding options and nonvested stock awards were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. If we had earned a profit during fiscal 2006, 2005 and 2004, we would have added 25 million, 23 million and 30 million equivalent shares to our basic weighted average shares outstanding to compute the diluted weighted average shares outstanding.

Foreign Currency Translation

Sun translates its assets and liabilities of international non-U.S. functional currency subsidiaries into dollars at the rates of exchange in effect at the balance sheet date. Revenue and expenses are translated using rates that approximate those in effect during the period. Translation adjustments are included in stockholders’ equity in the consolidated balance sheet caption “Accumulated other comprehensive income (loss).” Currency transaction gains (losses), net of our hedging activities (see Note 8), derived from monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and were $(13) million, $20 million and $(5) million in fiscal 2006, 2005 and 2004, respectively. The effect of foreign currency rate changes on cash and cash equivalents is not material.

Recent Pronouncements

In October 2004, The American Jobs Creation Act of 2004 (the Jobs Act) was signed into law. The Jobs Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at a favorable effective tax rate of 5.25%. On April 27, 2006, our Chief Executive Officer and Board of Directors approved our domestic reinvestment plan. As a result, we repatriated $2 billion in unremitted foreign earnings during the fourth quarter of fiscal 2006, the majority of which was eligible to be taxed at a reduced effective tax rate under the Foreign Earnings Repatriation Provision of the American Jobs Creation Act.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R. We selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards’ vesting periods. We adopted SFAS 123R in the first quarter of fiscal 2006 and recognized $225 million of expense related to stock based compensation for fiscal year 2006.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP 123(R)-3). We adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R) in the fourth quarter of fiscal 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The adoption did not have a material impact on our results of operations and financial condition.

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

The adoption of the following accounting pronouncements in fiscal 2006 did not have a material impact on our results of operations and financial condition:

•	SFAS 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4”;

•	SFAS 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29”;

•	FASB Statement 143, “Accounting for Asset Retirement Obligations,” specifically FSP 143-1, “Accounting for Electronic Equipment Waste Obligations”; and

•	Emerging Issues Task Force (EITF) Issue 05-06, “Determining the Amortization Period for Leasehold Improvements.”

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective in the first quarter of fiscal 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

3.    Balance Sheet Details

Inventories

At June 30, Inventories consisted of the following (in millions):

	2006	2005
Raw materials	$68	$48
Work in process	97	121
Finished goods	375	262

	$540	$431

As of June 30, 2006 and 2005, our inventory balances were net of write-downs of approximately $70 million and $38 million, respectively.

Prepaid Expenses and Other Current Assets

At June 30, Prepaid expenses and other current assets consisted of the following (in millions):

	2006	2005
Accounts receivables — other	$241	$233
Deferred tax assets	209	255
Refundable income taxes	98	184
Other prepaid expenses and other current assets	209	206

	$757	$878

Property, Plant and Equipment, Net

At June 30, Property, plant, and equipment, net consisted of the following (in millions):

	2006	2005
Machinery and equipment	$3,075	$2,574
Land, buildings, and building improvements	1,162	1,492
Leasehold improvements	572	486
Furniture and fixtures	230	256

	5,039	4,808
Less accumulated depreciation and amortization	(3,469)	(3,039)

	$1,570	$1,769

Depreciation expense was $441 million, $495 million and $589 million for fiscal 2006, 2005 and 2004, respectively.

Assets Held For Sale

We have $242 million of assets held for sale as of June 30, 2006. We committed to the closure of our Newark, California facility as a result of the restructuring plan described in Note 6. We also committed to the closure of our Louisville, Colorado facility as part of our StorageTek integration plan described in Note 4. In the fourth quarter of fiscal 2006 we classified these assets, principally land and buildings, as held for sale and ceased their depreciation in accordance with SFAS 144. Management estimated the fair value of these assets using either available market prices or third-party appraisals and adjusted the carrying value of each facility to its fair value less costs to sell. These adjustments resulted in a $80 million impairment loss for Newark and a $4 million decrease in value for Louisville accounted for as an adjustment to the allocation of the purchase price paid for our acquisition of StorageTek. In July 2006 we sold our Newark facility as described in Note 17.

Other Non-Current Assets, Net

At June 30, Other non-current assets, net consisted of the following (in millions):

	2006	2005
Spare parts, net	$187	$162
Long-term deposits and restricted cash	125	30
Marketable equity securities and other equity securities	77	76
Other	286	280

	$675	$548

Spare parts are amortized using the straight-line method over their useful lives of between three and ten years. Amortization expense was $93 million, $144 million and $108 million for fiscal 2006, 2005 and 2004, respectively.

For further discussion on interest-rate swap agreements, see Notes 8 and 9.

Accrued Liabilities and Other

At June 30, Accrued liabilities and other consisted of the following (in millions):

	2006	2005
Income taxes payable	$52	$120
Restructuring liabilities	219	178
Acquisition-related restructuring liabilities	134	—
Other accrued liabilities	785	716

	$1,190	$1,014

Warranty Reserve

We accrue for our product warranty costs at the time of shipment. Product warranty costs are estimated based upon our historical experience and specific identification of the product’s requirements, and accordingly may fluctuate based on product mix.

The following table sets forth an analysis of our warranty reserve activity (in millions):

Total
Balance at June 30, 2004	$252
Charged to costs and expenses	304
Utilized	(332)

Balance at June 30, 2005	224
Warranty reserve acquired through acquisitions	35
Charged to costs and expenses	355
Utilized	(353)

Balance at June 30, 2006	$261

Other Non-Current Obligations

At June 30, Other non-current obligations, consisted of the following (in millions):

	2006	2005
Income tax liabilities, net	$553	$341
Restructuring liabilities	241	292
Deferred settlement income from Microsoft	352	353
Other non-current obligations	346	97

	$1,492	$1,083

Accumulated Other Comprehensive Income

At June 30, the components of Accumulated other comprehensive income, reflected in the Consolidated Statements of Stockholders’ Equity, net of related taxes, consisted of the following (in millions):

	2006	2005	2004
Unrealized gains (losses) on investments, net	$9	$11	$(17)
Unrealized gains (losses) on derivative instruments and other, net	(20)	2	(6)
Cumulative translation adjustments	191	195	196

	$180	$208	$173

At June 30, the net change in unrealized gains (losses) on investments, net of related taxes, consisted of the following (in millions):

	2006	2005	2004
Net unrealized gains (losses) arising during the period, net of tax (benefit) expense of none, none and $(8) in 2006, 2005 and 2004, respectively	$(9)	$7	$(52)
Add (gains) losses:
Included in net loss for the period, net of tax expense of none, none and none in 2006, 2005 and 2004, respectively	7	5	4
Written off due to impairment, net of tax benefit of none, none and none in 2006, 2005 and 2004, respectively	—	16	—

Net change in unrealized gains (losses) on investments	$(2)	$28	$(48)

4.    Business Combinations

During the three fiscal years ended June 30, 2006, we completed 11 acquisitions. Pro forma results of operations have not been presented for any of the acquisitions other than StorageTek because the effects of these acquisitions were not material to Sun on either an individual or an aggregate annual basis. The results of operations of each purchase acquisition are included in Sun’s consolidated statements of operations from the date of each acquisition.

The amounts allocated to purchased in-process research and development (IPRD) were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on Sun’s future results of operations or cash flows. Intangible assets subject to amortization are being amortized on a straight-line basis over periods generally not exceeding five years.

The amounts allocated to unearned equity compensation were determined in accordance with the method prescribed in SFAS 123R. Under this method, unearned equity compensation related to equity instruments assumed in acquisitions (generally restricted stock and stock options) is calculated as the pro-rata unearned portion of the fair value of the equity instrument as of the date of acquisition. Subsequent to the acquisition, this amount is recognized as compensation expense as earned, generally classified under either research and development expense or selling, general and administrative expense.

A summary of Sun’s acquisitions for the fiscal years ended June 30, 2006, 2005 and 2004 is included in the following table (in millions, except share amounts):

Entity Name and Description of Acquisition	Date	Form of Consideration		Goodwill	Developed Technology	Other Intangible Assets	Net Tangible Assets (Liabilities) and Unearned Compensation	IPRD
Fiscal 2006 Acquisitions
Aduva, Inc. Patch management application	03/06	$12 — 1	Cash paid Fair value of options assumed Cash paid for acquisition costs	$12	$3	$2	$(4)	—

		$13
Storage Technology Corporation Data storage hardware & software	08/05	$3,987 80 15	Cash paid Fair value of options assumed Cash paid for acquisition costs	$1,886	$507	$606	$1,034	$49

		$4,082
SeeBeyond Technology Corporation Business integration software	08/05	$362 8 5	Cash paid Fair value of options assumed Cash paid for acquisition costs	$252	$34	$53	$25	$11

		$375
Tarantella, Inc. Software to access and manage information, data and applications	07/05	$25 — 1	Cash paid Fair value of options assumed Cash paid for acquisition costs	$19	$8	$3	$(4)	—

		$26
Fiscal 2005 Acquisitions
Procom Technology, Inc.(2) Network attached storage intellectual property	06/05	$50 1 1	Cash paid Fair value of options assumed Cash paid for acquisition costs	—	$50	$2	—	—

		$52
SevenSpace, Inc. Remote system monitoring and management	01/05	$46 1 1	Cash paid Fair value of options assumed Cash paid for acquisition costs	$37	$4	$5	$2	—

		$48
Fiscal 2004 Acquisitions
Kealia, Inc.(1) Next generation server technology	4/04	$65 27 1	Common stock issued(1) Fair value of options assumed Cash paid for acquisition costs	—	$16	$12	$(4)	$69

		$93
Nauticus Networks, Inc. Technology for a high-performance content-switch, including SSL, security, load-balancing and virtualization	1/04	$11 — 1	Cash paid Fair value of options assumed Cash paid for acquisition costs	$4	$16	—	$(8)	—

		$12
Waveset Technologies, Inc. Identity Management	12/03	$121 14 1	Cash paid Fair value of options assumed Cash paid for acquisition costs	$77	$39	$3	$17	—

		$136
CenterRun, Inc. Provisioning technology for data centers	8/03	$63 1 1	Cash paid Fair value of options assumed Cash paid for acquisition costs	$46	$9	$4	$6	—

		$65
Pixo, Inc. Technology-based server software	7/03	$21 — 2	Cash paid Fair value of options assumed Cash paid for acquisition costs	$17	$4	$1	—	$1

		$23

(1)	In addition to the issuance of 11,513,000 shares of common stock, 3,519,000 shares of Sun’s common stock were issued subject to a reacquisition right pending the completion of future employment requirements. Reacquisition rights with respect to 1,173,000 of these shares lapsed during the fourth quarter of fiscal 2006 upon completion of the first employment milestone.

(2)	In accordance with SFAS 141 “Business Combinations,” this transaction was accounted for as a purchase of assets as defined by EITF Issue No. 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” rather than as a business combination. Accordingly, no goodwill was recorded from this acquisition, as consideration in excess of the fair value of identified assets was allocated pro-rata to the identified intangible assets.

Our fiscal 2006 acquisitions of SeeBeyond and StorageTek are described below.

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

We purchased SeeBeyond for approximately $362 million in cash, $8 million in assumed options and approximately $5 million in transaction costs. As of June 30, 2006, the total purchase price of $375 million was allocated as follows (in millions):

Goodwill	$252
Other intangible assets:
Customer base and other	53
Developed technology	34
Tangible assets acquired and net liabilities assumed	25
In-process research and development	11

Total	$375

The net liabilities assumed included approximately $11 million of acquisition-related restructuring costs associated with the integration of facilities and activities of SeeBeyond.

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

Purchase Price Allocation

The preliminary allocation of the total purchase price of StorageTek’s net tangible and identifiable intangible assets was based on their estimated fair values as of August 31, 2005. Adjustments to these estimates have been included in the allocation of the purchase price as described below. The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill. As of June 30, 2006, the total purchase price of $4,082 million has been allocated as follows (in millions):

	August 31, 2005	Allocation adjustments	June 30, 2006
Goodwill	$1,754	$132	$1,886
Other intangible assets	1,122	(9)	1,113
Tangible assets acquired and liabilities assumed:
Cash and marketable debt securities	1,204	—	1,204
Other current assets	505	18	523
Non-current assets	334	—	334
Accounts payable and accrued liabilities	(487)	(44)	(531)
Acquisition-related restructuring liabilities	(52)	(120)	(172)
Other liabilities	(347)	23	(324)
In-process research and development	49	—	49

Total purchase price	$4,082	$—	$4,082

Adjustments made to our preliminary purchase price allocation as of August 31, 2005 primarily consist of additional acquisition-related restructuring liabilities and corresponding fair value impacts as workforce and facilities integration plans were finalized during the allocation period, adjustments to acquired income tax assets and liabilities, and pre-acquisition contingencies for which the fair value was unknown at the date of acquisition.

Other intangible assets

We have estimated the fair value of other intangible assets through the use of an independent third-party valuation firm that used the income approach to value these identifiable intangible assets which are subject to amortization. The following table sets forth the components of these other intangible assets at June 30, 2006 (in millions):

	Fair Value	Accumulated Amortization	Impairment	Net Book Value as of June 30, 2006	Weighted Average Useful Life (in years)
Customer base	$540	$(136)	$—	$404	4
Developed technology	507	(107)	(67)	333	4
Trademarks	55	(3)	—	52	16
Other	11	(4)	—	7	2

Total intangible assets	$1,113	$(250)	$(67)	$796

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

As a consequence of product-line rationalization decisions taken as part of our restructuring action in the fourth quarter of Fiscal 2006 and resulting reductions in estimates of forecasted undiscounted cashflows, we concluded that an impairment charge of $67 million was necessary to reduce certain StorageTek acquisition-related intangible asset balances to their estimated fair value.

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

The rates utilized to discount the net cash flows to their present values are based on StorageTek’s weighted-average cost of capital. The weighted-average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. Based on these factors, discount rates that range from 13% – 15% were deemed appropriate for valuing the IPRD.

The estimates used in valuing IPRD were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may differ from the projected results.

Pro forma results

The unaudited financial information in the table below summarizes the combined results of operations of Sun and StorageTek, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. Sun’s results of operations for the year ended June 30, 2006 included the results of StorageTek since August 31, 2005, the date of acquisition. The unaudited pro forma financial information for the year ended June 30, 2006 combines Sun’s results for this period with the results for StorageTek for the period from July 2, 2005 to August 30, 2005. The unaudited pro forma financial information for the year ended June 30, 2005 combines Sun’s results for this period with StorageTek’s results for the twelve months ended July 1, 2005. The pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented (in millions, except for per share amounts):

	Year Ended
	June 30, 2006	June 30, 2005
Revenues	$13,265	$13,189
Net loss	$(915)	$(352)
Net loss per share — basic and diluted	$(0.27)	$(0.10)

Acquisition-related Restructuring Costs

As a result of our acquisition of StorageTek, we have recorded acquisition-related restructuring costs associated with the costs of integrating operating locations and activities of StorageTek with those of Sun and eliminating duplicative activities. U.S. GAAP (EITF 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations”) requires that these acquisition-related restructuring costs, which are not associated with the generation of future revenues and have no future economic benefit, be recorded as assumed liabilities in the allocation of the purchase price. As a result, during the year ended June 30, 2006, we recorded approximately $172 million of restructuring costs in connection with the StorageTek acquisition, which are based upon plans committed to by management. To estimate restructuring liabilities, management utilized assumptions of the number of employees that would be involuntarily terminated and of costs associated with the disposition of duplicate or excess acquired facilities. Decreases to the estimates of executing the currently approved acquisition related restructuring plans are recorded as an adjustment to goodwill indefinitely, whereas increases to the estimates are recorded as an adjustment to goodwill during the purchase price allocation period and as operating expenses thereafter. The following table sets forth an analysis of the components of the acquisition-related restructuring liabilities included in the purchase price allocation for StorageTek for the year ended June 30, 2006 (in millions):

	Severance and Benefits	Facilities Related	Termination of Contract	Total
Balance as of June 30, 2005	$—	$—	$—	$—
Acquisition-related restructuring liabilities	97	48	27	172
Cash paid	(24)	(3)	—	(27)

Balance as of June 30, 2006	$73	$45	$27	$145

As of June 30, 2006, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $12 million. The balance of the StorageTek severance accrual at June 30, 2006 is expected to be utilized during the remainder of fiscal 2007 and 2008 due to legal restrictions imposed in certain European countries and is expected to be funded through cash flows from the combined operations.

5.    Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the years ended June 30, 2006 and 2005, by reportable segment, are as follows (in millions):

	Product Group	Sun Services	Total
Balance as of June 30, 2004	$326	$80	$406
Goodwill acquired during the period	—	37	37
Utilization of acquired deferred tax assets	(2)	—	(2)

Balance as of June 30, 2005	324	117	441
Goodwill acquired during the period	997	1,172	2,169

Balance as of June 30, 2006	$1,321	$1,289	$2,610

We performed our annual goodwill impairment analysis in the fourth quarter of each of our past three fiscal years. Based on our estimates of forecasted discounted cash flows as well as our market capitalization, at each of these dates, we concluded that a goodwill impairment charge of $49 million was necessary during fiscal 2004. The fiscal 2004 impairment charge related to the goodwill in our Educational services reporting unit. The lower discounted cash flows attributable to our Educational services reporting unit in fiscal 2004 were primarily due to a decrease in revenue and gross margin, mostly resulting from the end-of-life of new enterprise learning platform licensing and hosting agreements, as well as reduced expectations for other products. Educational services revenues declined in fiscal 2004 by approximately 16% as compared to fiscal 2003. In measuring the amount of goodwill impairment, we estimated fair value of the reporting unit based on our estimates of forecasted discounted cash flows as well as our market capitalization and concluded it was negative. Any allocation of such negative fair value would have resulted in no implied value of the existing goodwill. As a result, we concluded that all of the recorded goodwill in the Educational services reporting unit was impaired and needed to be expensed as a non-cash charge to continuing operations during the fourth quarter of 2004. The resulting impairment charge of $49 million primarily related to goodwill acquired through our acquisitions of ISOPIA, Inc. of $39 million and Ed Learning Systems, Inc. of $7 million.

Reporting units in our Product Group segment accounted for approximately 51% of the carrying value of our goodwill at June 30, 2006.

Other Acquisition-Related Intangible Assets

As a result of identified impairment indicators in the fourth quarter of fiscal 2006, we recorded an impairment charge of $70 million to adjust the intangible cost basis to fair value. No impairment charges were recorded in fiscal 2005 and 2004.

Information regarding our other acquisition-related intangible assets is as follows (in millions):

	Gross Carrying Amount				Accumulated Amortization				Net
	June 30, 2005	Additions	Impairment	June 30, 2006	June 30, 2005	Additions	Impairment	June 30, 2006	June 30, 2006
Developed technology	$437	$552	$(100)	$889	$(339)	$(162)	$30	$(471)	$418
Customer base	55	595	—	650	(48)	(156)	—	(204)	446
Trademark	6	57	—	63	(6)	(4)	—	(10)	53
Acquired workforce and other	82	12	—	94	(74)	(8)	—	(82)	12

	$580	$1,216	$(100)	$1,696	$(467)	$(330)	$30	$(767)	$929

	Gross Carrying Amount			Accumulated Amortization			Net
	June 30, 2004	Additions	June 30, 2005	June 30, 2004	Additions	June 30, 2005	June 30, 2005
Developed technology	$383	$54	$437	$(295)	$(44)	$(339)	$98
Customer base	50	5	55	(45)	(3)	(48)	7
Acquired workforce and other	86	2	88	(52)	(28)	(80)	8

	$519	$61	$580	$(392)	$(75)	$(467)	$113

Amortization expense of other acquisition-related intangible assets was $330 million, $75 million and $66 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. Our acquisition-related intangible assets are primarily amortized over periods ranging from one to five years on a straight-line basis.

Estimated amortization expense for other acquisition-related intangible assets on our June 30, 2006 balance sheet for the fiscal years ending June 30, is as follows (in millions):

2007	$311
2008	289
2009	240
2010	50
2011 and thereafter	39

$929

As a result of our Phase VI restructuring activities, we exited certain acquired StorageTek product lines and recorded impairment charges of $67 million during the fourth quarter of fiscal 2006. These product line exits were not part of our acquisition integration plan and were conducted to meet our fiscal 2007 operating goals. The impairment charge related to acquired StorageTek developed technology and was recorded in our Product group segment. As a result of the product line exit plans, future cash flows from these acquired technologies were expected to be nil. The full amount of the remaining intangible asset balances for these product lines as of June 30, 2006, was therefore written off as an impairment charge.

During the fourth quarter of fiscal 2006, as a result of operating shortfalls and budget cuts which impacted our ability to realize the expected future benefits of developed technology assets acquired as part of our January 2004 acquisition of Nauticus, we recorded non-cash impairment charges of $3 million in our Product group segment.

Other Non-Acquisition Related Intangible Assets

In October 2004, we reached an agreement with Eastman Kodak Company (Kodak), who filed a patent infringement lawsuit against us in February 2002. We paid Kodak $92 million to settle all claims in the lawsuit, which included a release and a perpetual, non-exclusive, worldwide irrevocable license to certain Kodak patents, including the patents at issue in the lawsuit. Of this amount, $10 million was expensed in fiscal 2004 and $55 million was expensed to cost of sales-products in the first quarter of fiscal 2005. The remaining amount of $27 million represents the estimated future benefit that we will obtain from the licenses granted under the settlement. This intangible asset was recorded in other non-current assets and is being amortized ratably to cost of sales-products over the remaining patent life through fiscal 2010. As of June 30, 2006, this intangible asset had a net book value of $19 million net of accumulated amortization of $8 million. As of June 30, 2005, this intangible asset had a net book value of $23 million net of accumulated amortization of $4 million.

6.    Restructuring Charges and Related Impairment of Long-lived Assets

In accordance with SFAS 112, “Employers’ Accounting for Post Employment Benefits” (SFAS 112) and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), we recognized a total of $284 million, $262 million and $344 million in restructuring charges in fiscal 2006, 2005, and 2004, respectively. The determination of when we accrue for severance costs and which standard applies depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by FAS 146 or under an on-going benefit arrangement as described in FAS 112.

We estimated the cost of exiting and terminating our facility leases or acquired leases by referring to the contractual terms of the agreements and by evaluating the current real estate market conditions. In addition, we have estimated sublease income by evaluating the current real estate market conditions or, where applicable, by referring to amounts being negotiated. As of June 30, 2006, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $38 million. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon the commercial real estate market conditions in certain geographies at the time we perform our evaluations or negotiate the lease termination and sublease arrangements with third parties. The amounts we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change.

Restructuring Plan VI

In May 2006, we implemented a plan to better align our resources with our strategic business objectives by further reducing our workforce by approximately 4,000 to 5,000 employees across certain business functions, operating units and geographic regions as well as implementing other expense reduction measures (Restructuring Plan VI). Through the end of fiscal 2006, we reduced our workforce by approximately 300 and recognized a total expense of $138 million, primarily in workforce reduction charges associated with Restructuring Plan VI.

Restructuring Plan V

In June 2005, we implemented a workforce reduction and in July 2005, we committed to a facility exit plan (Restructuring Plan V). This plan included reducing our workforce across all levels, business functions, operating units and geographic regions. Through the end of fiscal 2006, we reduced our workforce by approximately 1,400 employees, and recognized cumulative expenses relating to severance and benefit costs of $101 million, associated with Restructuring Plan V. As of June 30, 2006, substantially all employees to be terminated as a result of Restructuring Plan V had been notified. In the fourth quarter of fiscal 2006, we committed to the closure of our Newark, California campus and as a result recognized an impairment loss of approximately $80 million in accordance with FAS 144. With the exception of the Newark campus, which has been accounted for as an asset held for sale under FAS 144, all facilities relating to the amounts accrued under this restructuring plan were exited by June 30, 2006 in accordance with SFAS 146.

Restructuring Plan IV

In March 2004, we implemented a plan to reduce our cost structure and improve operating efficiencies by reducing our workforce, exiting facilities, and implementing productivity improvement initiatives and expense reduction measures (Restructuring Plan IV). This plan included reducing our workforce across all levels, business functions, operating units, and geographic regions. Through the end of fiscal 2006, we reduced our workforce by approximately 4,300 employees under this plan. This plan also included eliminating excess facility capacity in light of revised facility requirements and other actions. Through the end of fiscal 2006, we recognized $567 million in total charges, consisting of $294 million in workforce reduction charges and $273 million in excess facility charges. As of June 30, 2006, all employees to be terminated as a result of Restructuring Plan IV had been notified. During fiscal 2004, the $128 million charge relating to the consolidation of excess facilities included:

•	$95 million of estimated future obligations for non-cancelable lease payments (net of estimated sublease income of $35 million) and/or termination fees resulting from exiting excess rental facilities. All facilities relating to the amounts accrued under this restructuring plan were exited by June 30, 2005; and

•	$33 million for the impairment of property and equipment (primarily leasehold improvements) for which there are insufficient cash flows to support the carrying cost. The property and equipment impairment was determined based on the difference between the assets’ estimated fair value and their carrying value.

Restructuring Plans and Workforce Rebalancing Efforts Prior to Phase IV

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

We committed to restructuring plans in fiscal 2003 and 2002 and a facility exit plan in fiscal 2001. These plans included eliminating excess facility capacity in light of revised facility requirements and other actions. All facilities relating to the amounts accrued under these restructuring plans were exited by June 30, 2005.

The following table sets forth an analysis of the restructuring accrual activity for the fiscal years ended June 30, 2006, 2005 and 2004 (in millions):

	Restructuring Plans								Total
	VI		V		IV		Prior to IV
	Severance and Benefits	Facilities Related and Other	Severance and Benefits	Facilities Related and Other	Severance and Benefits	Facilities Related	Severance and Benefits	Facilities Related
Balance as of June 30, 2003	$—	$—	$—	$—	$—	$—	$24	$351	$375
Severance and benefits	—	—	—	—	215	—	—	—	215
Accrued lease costs	—	—	—	—	—	95	—	—	95
Property and equipment impairment	—	—	—	—	—	33	—	—	33
Provision adjustments	—	—	—	—	—	—	(3)	4	1

Total restructuring charges	—	—	—	—	215	128	(3)	4	344
Cash paid	—	—	—	—	(49)	(6)	(21)	(70)	(146)
Non-cash	—	—	—	—	—	(34)	1	3	(30)

Balance as of June 30, 2004	—	—	—	—	166	88	1	288	543
Severance and benefits	—	—	44	—	83	—	—	—	127
Accrued lease costs and other	—	—	—	—	—	111	—	—	111
Property and equipment impairment	—	—	—	—	—	16	—	—	16
Provision adjustments	—	—	—	—	(8)	6	—	10	8

Total restructuring charges	—	—	44	—	75	133	—	10	262
Cash paid	—	—	—	—	(204)	(47)	(1)	(65)	(317)
Non-cash	—	—	—	—	—	(17)	—	(1)	(18)

Balance as of June 30, 2005	—	—	44	—	37	157	—	232	470
Severance and benefits	133	—	57	—	4	—	—	—	194
Accrued lease costs	—	—	—	1	—	11	—	—	12
Property and equipment impairment	—	5	—	80	—	—	—	—	85
Provision adjustments	—	—	—	—		1	—	(8)	(7)

Total restructuring charges	133	5	57	81	4	12	—	(8)	284
Cash paid	(1)	—	(80)	—	(35)	(44)	—	(49)	(209)
Non-cash	—	(5)	—	(80)	—	—	—	—	(85)

Balance as of June 30, 2006	$132	$—	$21	$1	$6	$125	$—	$175	$460

The above restructuring charges are based on estimates that are subject to change. Changes to the previous estimates have been reflected as “Provision adjustments” on the above table in the period the changes in estimates were made. Accrued lease costs include accretion adjustments associated with the passage of time.

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. Our accrual as of June 30, 2006 for facility-related leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2023. As of June 30, 2006, $219 million of the total $460 million accrual for workforce reductions and facility-related leases was classified as current accrued liabilities and other and the remaining $241 million was classified as other non-current obligations.

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

See Note 4 for a description of acquisition-related restructuring costs, recorded as restructuring liabilities in the allocation of the purchase price.

7.    Fair Value of Financial Instruments

Assets

Cash equivalents and accounts receivable are carried at cost as this approximates fair value due to their short term nature. For short-term and long-term marketable debt securities, estimates of fair value are based on market prices.

At June 30, the fair values of Sun’s short-term and long-term marketable debt securities were as follows (in millions):

	2006
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value of Securities with Unrealized Losses
Corporate notes and bonds	$389	$—	$(1)	$388	$163
Asset and mortgage-backed securities	396	—	(5)	391	293
U.S. government notes and bonds	501	—	(8)	493	443
Money market securities	3,023	—	—	3,023	—
Other	7	—	—	7	7

Total marketable securities	$4,316	$—	$(14)	$4,302	$906

Less cash equivalents				(3,023)

Total marketable debt securities				1,279
Less short-term portion				(496)

Total long-term marketable debt securities				$783

	2005
	Adjusted Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value	Fair Value of Securities with Unrealized Losses(1)
Corporate notes and bonds	$1,185	$—	$(6)	$1,179	$749
Asset and mortgage-backed securities	2,301	1	(13)	2,289	1,435
U.S. government notes and bonds	1,977	1	(9)	1,969	1,259
Money market securities	1,480	—	—	1,480	2
State and local government debt	21	—	—	21	21
Other	15	—	—	15	10

Total marketable securities	$6,979	$2	$(28)	$6,953	$3,476

Less cash equivalents				(1,480)

Total marketable debt securities				5,473
Less short-term portion				(1,345)

Total long-term marketable debt securities				$4,128

(1)	Adjusted cost and unrealized losses include our $15 million impairment loss associated with our intent to liquidate a portion of our June 30, 2005 securities portfolio, due to our acquisition of StorageTek in the first quarter of fiscal 2006.

We only invest in debt securities with a minimum rating of BBB- or above from a nationally recognized credit rating agency. At June 30, 2006, we had investments in debt instruments of four issuers exceeding 2% of the fair market value of our marketable debt securities, including cash equivalents, of $4,302 million. At June 30, 2006, our investment concentration by issuer was as follows (dollars in millions):

Issuer	Fair Value ($)	Fair Value (%)
US Treasury	$283	7%
Federal Home Loan Bank	100	2%
Federal National Mortgage Association (Fannie Mae)	81	2%
Federal Home Loan Mortgage Corporation (Freddie Mac)	68	2%
All others(1)	3,770	87%

	$4,302	100%

(1)	Investments in all other issuers were, individually, less than $43 million or 1% of the fair market value of our marketable debt securities of $4,302 million.

Net realized losses before taxes on marketable debt securities totaled $15 million, $25 million and $6 million in fiscal 2006, 2005 and 2004, respectively, and recorded in Interest and other income, net. The cost of securities sold during the year was determined based on the specific identification method. On April 27, 2006, our Chief Executive Officer and Board of Directors approved our domestic reinvestment plan. As a result, we repatriated $2 billion in unremitted foreign earnings during the fourth quarter of fiscal 2006 and realized a loss of $14 million associated with the liquidation of a portion of our marketable debt securities portfolio.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2006 (in millions):

	Less Than 12 Months			12 Months or Greater			Total
	Adjusted Cost	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value
Corporate Notes and Bonds	$99	$—	$99	$66	$(1)	$65	$165	$(1)	$164
Asset and Mortgage Backed Securities	139	(1)	138	158	(4)	154	297	(5)	292
U.S. Government Notes and Bonds	129	(2)	127	322	(6)	316	451	(8)	443
Other	—	—	—	7	—	7	7	—	7

Total Marketable Securities with Unrealized Losses	$367	$(3)	$364	$553	$(11)	$542	$920	$(14)	$906

Corporate Notes and Bonds

Our unrealized loss on investments in corporate bonds relates to securities purchased prior to 2006. The unrealized losses were caused by interest rate increases. All of the securities are rated investment grade or better by Standard & Poors or Moodys. Because the decline in market value is attributed to changes in interest rates and not credit quality, and because we have the ability to hold those investments until recovery of fair value, which may be at maturity, we do not consider those investments to be other-than-temporarily impaired at June 30, 2006.

Asset Backed and Mortgage Backed Securities

Our unrealized loss on investments in assets backed and mortgage backed securities relates to securities purchased prior to 2006. The unrealized losses were caused by interest rate increases. All of these securities are AAA rated by Standard & Poors or Moodys. Because the decline in market value is attributed to changes in interest rates and not credit quality, and because we have the ability to hold those investments until recovery of fair value, we do not consider those investments to be other-than-temporarily impaired at June 30, 2006.

U.S. Government Notes and Bonds

The unrealized losses on our investments in U.S. Government Notes and Bonds were caused by interest rate increases. These securities are direct obligations of the U.S. Treasury or U.S. Government Agency. Because we have the ability to hold those investments until recovery, which may be at maturity, we do not consider those investments to be other-than-temporarily impaired at June 30, 2006.

At June 30, 2006, the cost and estimated fair values of short-term and long-term marketable debt securities (excluding cash equivalents) by contractual maturity were as follows (in millions):

	Cost	Fair Value
Less than one year	$500	$496
Mature in 1-2 years	277	272
Mature in 3-5 years	322	320
Mature after 5 years	194	191

Total	$1,293	$1,279

Mortgage-backed assets were allocated based on their contractual maturity.

Foreign Exchange and Interest Rate Contracts

Foreign currency forward contracts, interest-rate swap agreements and foreign currency option contracts are financial instruments with carrying values that approximate at fair value. The fair value of foreign currency forward contracts is based on the estimated amount at which they could be settled based on market exchange rates. The fair value of the interest-rate swap agreements and the foreign currency option contracts is obtained from dealer quotes and represents the estimated amount we would receive or pay to terminate the agreements. However, analysis of market data is required to develop these estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange.

As of June 30, 2006, the value of Sun foreign currency forward contracts and foreign currency options contracts are as follows (in millions):

	Fair Value 2006 Asset (Liability)	Fair Value 2005 Asset (liability)
Foreign currency forward contracts	$(23)	$9
Foreign currency option contracts	4	11

Total	$(19)	$20

Liabilities

Accounts payables, other accrued expenses and short-term debt are financial liabilities with carrying values that approximates the fair value. For our publicly traded Senior Notes estimates of fair value are based on market prices. For other debt, fair value is estimated based on rates currently available to the company for debt with similar terms and remaining maturities.

At June 30, the value of Sun’s borrowing arrangements was as follows (in millions):

	Maturities	2006	2005
7.50% Senior Notes	2006	$500	$500
7.65% Senior Notes	2009	550	550
Other		7	(1)
Interest rate swap agreements		21	74

Total borrowing arrangements		1,078	1,123
Less: current maturities		(503)	—

Total carrying value long-term borrowing arrangements		$575	$1,123

Total fair value of long-term borrowings arrangements		$579	$1,119

8.    Derivative Financial Instruments

We enter into foreign exchange forward and option contracts that are designated and qualify as cash flow hedges under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Changes in the fair value of the effective portion of these outstanding forward and option contracts are recognized in Other Comprehensive Income (OCI). These amounts are reclassified from OCI and recognized in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. Gains or losses resulting from changes in forecast probability were not material during fiscal 2006, 2005 and 2004.

Changes in the ineffective portion of a derivative instrument are recognized in earnings (classified in selling, general and administrative expense) in the current period. Effectiveness for forward cash flow hedge contracts is measured by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction. The fair market value of the hedged exposure is presumed to be the market value of the hedge instrument when critical terms match. Ineffectiveness during fiscal 2006, 2005 and 2004 was not significant.

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

Our hedging contracts are primarily intended to protect against changes in the value of the U.S. dollar. Accordingly, for forecasted transactions, U.S. dollar functional subsidiaries hedge foreign currency revenues and non-U.S. dollar functional subsidiaries selling in foreign currencies hedge U.S. dollar inventory purchases. Gains and losses are reclassified from OCI as an adjustment to revenue or cost of sale in the same period that the underlying revenue and cost of sale is recognized in the Consolidated Statement of Operations. All values reported in OCI at June 30, 2006 are expected to be reclassified to earnings within 12 months.

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

Interest Rate Risk Management.    We are exposed to interest rate risk from both investments and debt. We have hedged against the risk of changes in fair value associated with our fixed rate Senior Notes (See Note 9) by entering into fixed-to-variable interest rate swap agreements, designated as fair value hedges, of which 8 are outstanding, with a total notional amount of $1.1 billion as of June 30, 2006. We assume no ineffectiveness as each interest rate swap meets the short-cut method requirements under SFAS 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the interest rate swaps are offset by changes in the fair value of the debt, both are reported in interest and other income, and no net gain or loss is recognized in earnings.

Accumulated Derivative Gains or Losses.    The following table summarizes activity in OCI, net of related taxes, related to foreign exchange derivatives held by Sun during the fiscal years ended June 30, (in millions):

	2006	2005	2004
Unrealized gain (loss), net, on derivative instruments, at beginning of period	$11	$(6)	$(20)
Decrease in fair value of derivatives, net of taxes	(17)	(7)	(13)
Losses (gains) reclassified from OCI:
Revenues	5	18	21
Cost of sales	(6)	6	6

Unrealized gain (loss), net, on derivative instruments, at end of period	$(7)	$11	$(6)

9.    Borrowing Arrangements

At June 30, 2006 and 2005, Sun and its subsidiaries had uncommitted lines of credit aggregating approximately $459 million and $477 million, respectively. No amounts were drawn from these lines of credit as of June 30, 2006 and 2005. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

In August 1999, we issued $1.5 billion of unsecured senior debt securities in four tranches (the Senior Notes). The Senior Notes consist of the following notes: $200 million (paid on August 15, 2002 and bore interest at 7%); $250 million (paid on August 15, 2004 and bore interest at 7.35%); $500 million (due on August 15, 2006 and bearing interest at 7.5%); and $550 million (due on August 15, 2009 and bearing interest at 7.65%). Interest on the Senior Notes is payable semi-annually. We may redeem all or any part of any tranche of the Senior Notes at any time at a price equal to 100% of the principal plus accrued and unpaid interest in addition to an amount determined by a quotation agent, representing the present value of the remaining scheduled payments. The Senior Notes are subject to compliance with certain covenants that do not contain financial ratios. We are currently in compliance with these covenants. If we failed to be in compliance with these covenants, the trustee of the Senior Notes or holders of not less than 25% in principal amount of the Senior Notes would have the ability to demand immediate payment of all amounts outstanding. As discussed in Note 8, we also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest associated with the Senior Notes effectively becomes variable.

In January 2005, our Board of Directors authorized our management to repurchase debt from time to time in partial or full tranches based on available cash and market conditions.

Interest expense on our Senior Notes was $55 million, $34 million and $26 million in fiscal 2006, 2005 and 2004, respectively.

10.    Income Taxes

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

In the fiscal years ended June 30, income (loss) before income taxes and the provision for (benefit from) income taxes consisted of the following (in millions):

	2006	2005	2004
Income (loss) before income taxes:
United States	$(1,097)	$(526)	$448
Foreign	422	342	(11)

Total income (loss) before income taxes	$(675)	$(184)	$437

Provision for (benefit from) income taxes:
Current:
United States federal(1)	$77	$(20)	$80
State(2)	(5)	1	(1)
Foreign(3)	143	147	107

Total current income taxes	215	128	186
Deferred:
United States federal	1	(122)	284
State	—	—	286
Foreign	(27)	(83)	69

Total deferred income taxes	(26)	(205)	639

Provision for (benefit from) income taxes	$189	$(77)	$825

(1)	Net of $310 million tax benefit of operating loss carryforwards in fiscal 2004.

(2)	Net of $54 million tax benefit of operating loss and tax credit carryforwards in fiscal 2004.

(3)	Net of $26 million of tax credit carryforwards in fiscal 2004.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our deferred tax assets and liabilities, at June 30, were as follows (in millions):

	2006	2005
Deferred tax assets:
Inventory valuation	$72	$29
Reserves and other accrued expenses	238	209
Compensation not currently deductible	148	99
Net operating loss carryforwards	792	495
Deferred revenue	283	240
Tax credits carryforward	710	538
Investment impairments	131	195
Restructuring liability	175	156
Acquisition-related intangibles	103	106
Tax credits on unremitted earnings of foreign subsidiaries	625	956
Fixed assets	232	135
Other	84	171

Gross deferred tax assets	3,593	3,329
Valuation allowance	(2,416)	(2,092)

Realizable deferred tax assets	1,177	1,237
Deferred tax liabilities:
Net unremitted earnings of foreign subsidiaries	(840)	(1,043)
Acquisition-related intangibles	(176)	(21)
Other	(71)	(10)

Gross deferred tax liabilities	(1,087)	(1,074)

Net deferred tax assets	$90	$163

The following table set forth an analysis of our valuation allowance activity (in millions):

Total
Balance at June 30, 2004	$1,967
Charged to income tax provision	108
Charged to other accounts	20
Credited to income tax provision	(3)

Balance at June 30, 2005 (as reported)	2,092
Charged to income tax provision	205
Charged to other accounts	197
Credited to income tax provision	(78)

Balance at June 30, 2006	$2,416

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the difference, for fiscal years ended June 30, were as follows (in millions):

	2006	2005	2004
Expected tax rate at 35%	$(236)	$(64)	$153
State income taxes, net of federal tax benefit	3	4	182
Foreign income tax rate differential	(31)	(2)	137
Goodwill impairment/amortization	—	—	3
Acquired in-process research and development	21	—	25
Repatriation of unremitted foreign earnings	58	—	—
Tax credits	(29)	(35)	(33)
Utilization of acquired net operating loss carryforwards or credits	—	2	18
Valuation allowance	393	217	339
U.S. and foreign tax settlements	—	(213)	—
Other	10	14	1

Provision (benefit) for income taxes	$189	$(77)	$825

On April 27, 2006, our Chief Executive Officer and Board of Directors approved our domestic reinvestment plan. As a result, we repatriated $2 billion in unremitted foreign earnings during the fourth quarter of fiscal 2006, the majority of which was eligible, to be taxed at a reduced effective tax rate under the Foreign Earnings Repatriation Provision of the American Jobs Creation Act. U.S. income taxes have been provided on all undistributed earnings of our foreign subsidiaries. As a result of the aforementioned repatriation, as of June 30, 2006, there are no earnings that are considered to be permanently invested in operations outside of the U.S. However, we may elect to permanently invest in operations outside of the U.S. in the future. During the current year, we changed the calculation for estimating the deferred tax liability on foreign unremitted earnings to more closely reflect the tax consequences that would result from filing our actual tax returns, assuming those earnings were remitted as dividends.

As of June 30, 2006, Sun had aggregate federal net operating loss carryforwards of $1,461 million. If not utilized, these carryforwards will expire in fiscal years 2008 through 2026. The use of the federal net operating loss carryforwards in any one fiscal year is limited due to prior changes in ownership incurred by acquired companies. As of June 30, 2006, Sun had aggregate state net operating loss carryforwards of $1,691 million. If not utilized, these carryforwards will expire in fiscal years 2007 through 2026.

As of June 30, 2006, Sun had aggregate foreign net operating loss carryforwards of $682 million. Foreign net operating loss carryforwards of $25 million, if unused, will expire in fiscal years 2011 through 2020. The remaining foreign operating loss carryforwards of $657 million have an indefinite life.

As of June 30, 2006, Sun had federal and state tax credit carryforwards for income tax purposes of $471 million and $362 million, respectively. If not utilized, the federal credits will expire in fiscal years 2008 through 2026. State tax credit carryforwards of $50 million will expire in fiscal years 2007 through 2021. The remaining state tax credit carryforwards of $312 million have an indefinite life.

The federal and state provisions do not reflect the tax savings resulting from deductions associated with our various stock option plans. These savings were nil, nil and $4 million in fiscal 2006, 2005 and 2004, respectively.

Net deferred tax assets of approximately $90 million as of June 30, 2006 pertain to certain tax credits and net operating loss carryforwards resulting from the exercise of employee stock options, which have been fully offset by a valuation allowance. When recognized, the reversal of the valuation allowance will be accounted for as a credit to shareholders’ equity rather than as a reduction of the income tax provision.

In addition, net deferred tax assets of approximately $62 million pertained to certain deductible temporary differences and net operating loss carryforwards acquired in certain purchase business combinations. When recognized, the reversal of the valuation allowance will be accounted for as a credit to existing goodwill or other long-term intangibles of the acquired entity rather than as a reduction of the period’s income tax provision. If no goodwill or long-term intangible assets remain, the credit would reduce the income tax provision in the current period.

We believe it is more likely than not that $90 million of deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards, and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

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

During the third quarter of fiscal 2006, we received a revenue agent report from the Internal Revenue Service relating to an examination of our tax returns filed for fiscal years 2001 and 2002. Pursuant to the report, the Internal Revenue Service has proposed various adjustments resulting in a tax assessment of approximately $27 million. On April 17, 2006, we filed a protest with the Internal Revenue Service to contest several items. Although the ultimate outcome is unknown, we believe that we have adequately reserved for these potential adjustments and the final outcome will not have a material adverse affect on our results of operations.

We are currently under examination by the IRS for tax returns filed in fiscal years 2001 through 2005. Although the ultimate outcome is unknown, we have reserved for potential adjustments that may result from the current examination and we believe that the final outcome will not have a material affect on our results of operations. If events occur which indicate payment of these amounts are unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. In addition, although specific foreign country transfer pricing exposures have not been identified, the risk of potential adjustment exists. If our estimate of the federal, state and foreign income tax liabilities proves to be less than the ultimate assessment, a further charge to expense may result. Any reversals of assumed tax liabilities established by acquired companies will be recorded through a reallocation of the purchase price.

11.    Commitments and Contingencies

Operating Lease Commitments

We lease certain facilities and equipment under non-cancelable operating leases. During fiscal 2006, 2005 and 2004, we elected to exit certain building leases and building projects, but still have obligations on these particular facilities. See Note 6 for further detail.

At June 30, 2006, the future minimum annual lease payments for all occupied and exited facility leases were approximately (in millions):

	Non-cancelable Operating Leases	Non-cancelable Subleases	Net Payments
Fiscal 2007	$244	$(18)	$226
Fiscal 2008	181	(15)	166
Fiscal 2009	155	(11)	144
Fiscal 2010	134	(10)	124
Fiscal 2011	107	(9)	98
Thereafter	368	(39)	329

	$1,189	$(102)	$1,087

Rent expense under the non-cancelable operating leases was $155 million, $125 million and $201 million in fiscal 2006, 2005 and 2004, respectively.

Asset Retirement Obligations and Environmental Liabilities

We have asset retirement obligations primarily resulting from certain leased facilities where we have contractual commitments to remove leasehold improvements and return the property to a specified condition when the lease terminates. At June 30, 2006 and 2005, the net present value of these obligations was $35 million and $36 million, respectively, and are primarily classified in other non-current obligations. At June 30, 2006 and 2005, the leasehold assets solely related to our asset retirement obligations approximated $10 million and $11 million, respectively. The amount of amortization of the associated leasehold assets and accretion expense associated with our asset retirement obligations have not been material. To date, the amount of our obligations associated with the Waste Electrical and Electronic Equipment Directive established by the European Union have not been material.

Guarantees, Letters of Credit and Indemnification Obligations

In the normal course of our business, we issue guarantees and letters of credit to numerous third-parties and for various purposes such as lease obligations, performance guarantees and state and local governmental agencies requirements. At June 30, 2006, we had approximately $30 million of outstanding financial letters of credit.

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

Through the normal course of our business, we purchase or place orders for the necessary components of our products from various suppliers and we commit to purchase services where we would incur a penalty if the agreement was canceled. We estimate that our contractual obligations at June 30, 2006 was $155 million primarily and were due within the following twelve months. This amount does not include contractual obligations recorded on the balance sheet as liabilities.

In fiscal 2006 as part of a service-based sales arrangement involving a governmental institution in Mexico, we were required to deposit approximately $41 million with a surety company as collateral guaranteeing our performance under the arrangement. This cash is classified as Other non-current assets, net, in our Consolidated Balance Sheet.

Litigation and Other Contingencies

On April 20, 2004, we were served with a complaint in a case in the United States District Court for the Eastern District of Texas entitled Gobeli Research (Gobeli) v. Sun Microsystems, Inc. and Apple Computer, Inc. (Apple). The complaint alleged that Sun products, including our Solaris™ Operating System, infringed on a Gobeli patent related to a system and method for controlling interrupt processing. We settled all outstanding claims against us in this case during our third quarter of fiscal 2006 for an amount that was immaterial to our results of operations and financial condition.

In fiscal 2005, the General Services Administration (GSA) began auditing our records under the schedule contracts it had with us to verify our compliance with various contract provisions from October 1997 to February 2005. If the audit determines that we did not comply with such provisions, we may be required to pay the GSA a potential settlement. We have made a preliminary assessment of our exposure for such amounts potentially due and such assessment is reflected in our fiscal 2006 and 2005 consolidated financial statements. We cannot predict with reasonable certainty when the audit and the subsequent negotiation process will be concluded and it may take several quarters for all issues to be resolved.

12.    Settlement Income

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

Based on the agreements with Microsoft described above, we recognized $54 million, $54 million and $1,597 million in settlement income during fiscal 2006, 2005 and 2004, respectively, and deferred $350 million in fiscal 2004 as other non-current obligations until the earlier of usage of the royalties by Microsoft or such time as all our obligations have been met. In fiscal 2004, we also deferred $3 million in connection with our obligation to provide technical support under the terms of the technical collaboration agreement, which is being recognized to income over the 10 year term of the agreement.

13.    Stockholders’ Equity

Stockholders’ Rights Plan

Effective May 31, 2006, our Board of Directors voted to terminate our Stockholders’ Rights Plan, which was originally scheduled to expire on July 25, 2012.

Authorized Preferred Stock

We are authorized to issue up to 10 million shares of preferred stock, with preferences to be determined at the discretion of the Board of the Directors at the time of the issuance. As of June 30, 2006, we have no preferred stock issued and outstanding.

Common Stock Repurchase Programs

From time to time, our Board of Directors approves common stock repurchase programs allowing management to repurchase shares of our common stock in the open market. In February 2001, we announced our intention to acquire up to $1.5 billion of our outstanding common stock under a stock repurchase program authorized by our Board of Directors. Under the February 2001 program, the timing and actual number of shares subject to repurchase are at the discretion of our management and are contingent on a number of factors, including our projected cash flow requirements, our return to sustained profitability and our share price. During fiscal 2006, 2005 and 2004, we did not repurchase common stock under any repurchase programs. All such prior repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. As of June 30, 2006, approximately $230 million of the $1.5 billion remains available for repurchase.

When treasury shares are reissued, any excess proceeds over the average acquisition cost of the shares are recorded as additional paid-in-capital. Any excess of the average acquisition cost of the shares over the proceeds from reissuance is charged to additional paid-in-capital to the extent of previous credits on similar transactions, with any remaining amounts charged to retained earnings.

14.    Stock-Based Compensation and Employee Benefit Plans

Stock-Based Compensation

We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and nonvested stock awards (also known as restricted stock and restricted stock units that are settled in stock). These awards to employees are granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting 20% on each annual anniversary of the grant date over five years and expire eight years from the grant date. Nonvested stock awards are generally time-based and vest 50% in two tranches within a five year period from the grant date. We also have a Directors’ Stock Option Plan that provides for the automatic grant of stock options to non-employee members of our Board of Directors on the date such person initially becomes a director, and on the date of each annual meeting of stockholders. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Effective May 2006, our ESPP plan was modified to allow employees to purchase shares of common stock at 85% of the fair market value solely at the date of purchase. Shares issued as a result of stock option exercises, nonvested stock awards and our ESPP are generally first issued out of treasury stock. As of June 30, 2006, we had approximately 375 million shares of common stock reserved for future issuance under our stock option plans and ESPP.

On July 1, 2005, we adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the year ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to July 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense resulting from stock options, nonvested stock awards, ESPP and options assumed as a result of our acquisitions included in our Consolidated Statements of Operations (in millions):

Fiscal Year Ended June 30, 2006
Cost of sales — products	$10
Cost of sales — services	29
Research and development	74
Selling, general and administrative	112

Stock-based compensation expense before income taxes	225
Income tax benefit	—

Total stock-based compensation expense after income taxes	$225

Net cash proceeds from the exercise of stock options were $129 million, $103 million and $102 million for the year ended June 30, 2006, 2005 and 2004, respectively. No income tax benefit was realized from stock option exercises during the year ended June 30, 2006. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

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

The following table illustrates the effect on net income (loss) after tax and net income (loss) per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the fiscal years ended June 30, 2005 and 2004 as follows (in millions, except per share amounts):

	2005	2004
Pro forma net loss:
Net loss after tax	$(107)	$(388)
Add: stock-based compensation costs included in reported net loss (net of tax effects of none and none, respectively)	19	16
Deduct: stock-based compensation costs (net of tax effects of none and none, respectively) under SFAS 123	(766)	(834)

Pro forma net loss after tax	$(854)	$(1,206)

Pro forma basic and diluted net loss per common share:
Pro forma shares used in the calculation of pro forma net loss per common share-basic and diluted	3,368	3,277
Pro forma net loss per common share-basic and diluted	$(0.25)	$(0.37)
Reported net loss per common share-basic and diluted	$(0.03)	$(0.12)

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended June 30, 2006, 2005 and 2004, respectively:

	Options			Employee Stock Purchase Plan
	2006	2005	2004	2006	2005	2004
Expected life (in years)	4.8	5.7	6.4	0.5	0.5	0.5
Interest rate	4.41%	3.68%	3.42%	4.0%	1.74%	1.28%
Volatility	52.74%	64.60%	67.45%	35.29%	41.31%	56.35%
Dividend yield	—	—	—	—	—	—
Weighted-average fair value at grant date	$2.10	$2.36	$2.72	$0.92	$1.05	$1.20

Our computation of expected volatility for the year ended June 30, 2006 is based on a combination of historical and market-based implied volatility. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Stock option activity for the year ended June 30, 2006, is as follows (in millions, except per share and term amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2003	587	$13.95
Grants and acquisition-related assumed options	111	3.87
Exercises	(41)	2.52
Forfeitures or expirations	(54)	14.04

Outstanding at June 30, 2004	603	$12.85	4.9	$154
Grants and acquisition-related assumed options	87	3.80
Exercises	(36)	2.85
Forfeitures or expirations	(97)	13.61

Outstanding at June 30, 2005	557	$11.94	4.6	$38
Grants and acquisition-related assumed options	97	3.40
Exercises	(41)	3.17
Forfeitures or expirations	(90)	10.55

Outstanding at June 30, 2006	523	$11.28	4.3	$140

Exercisable at June 30, 2006	350	$14.96	3.4	$73

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Sun’s closing stock price on the last trading day of our fiscal year 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of Sun’s stock. Total intrinsic value of options exercised is $57 million for the year ended June 30, 2006. Total fair value of options vested is $251 million for the year ended June 30, 2006.

As of June 30, 2006, $344 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3 years.

The following table summarizes our restricted stock and restricted stock unit activity for the years ended June 30, 2006 (in millions, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested stock at June 30, 2003	3	$38.07
Granted	—	—
Vested	(1)	37.52
Forfeited	—	—

Nonvested stock at June 30, 2004	2	$36.93
Granted	1	3.9
Vested	(1)	40.84
Forfeited	—	—

Nonvested stock at June 30, 2005	2	$4.80
Granted	46	4.15
Vested	—	—
Forfeited	(2)	4.09

Nonvested stock at June 30, 2006	46	$4.16

As of June 30, 2006, we retained purchase rights to 18 million shares of restricted stock issued pursuant to stock purchase agreements and other stock plans at a weighted-average price of approximately $0.01.

As of June 30, 2006, $129 million of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted-average period of four years.

Defined contribution plans

Sun has a 401(k) plan known as the Sun Microsystems, Inc. Tax Deferred Retirement Savings Plan (Plan). The Plan is available to all regular employees on Sun’s U.S. payroll and provides employees with tax deferred salary deductions and alternative investment options. The Plan does not provide employees with the option to invest in Sun’s common stock. Employees may contribute up to 30% of their salary, subject to certain limitations. Sun matches employees’ contributions to the Plan at a maximum of 4% of eligible compensation up to the annual maximum of $6,800. We expensed $83 million, $74 million and $79 million in the fiscal 2006, 2005 and 2004, respectively, for our contributions to the Plan. Sun’s contributions to the Plan vest 100% upon contribution.

Defined benefit plans

Sun provides certain defined benefit pension plans in countries primarily outside the U.S. We deposit funds for certain of these plans, consistent with the requirements of local law, with insurance companies, third-party trustees, or into government-managed accounts, and accrue for the unfunded portion of the obligation. The assumptions used in calculating the obligation for these plans depend on the local economic environment. The projected benefit obligations were $291 million and $189 million as of June 30, 2006 and 2005, respectively. The related fair value of plan assets were $170 million and $126 million as of June 30, 2006 and 2005, respectively.

Sun’s practice is to fund the various pension plans in amounts at least sufficient to meet the minimum requirements of local laws and regulations. The assets of the various plans are invested in corporate equities, corporate debt securities, government securities and other institutional arrangements. The portfolio of each plan depends on plan design and applicable local laws. Depending on the design of the plan, and local custom and market circumstances, the minimum liabilities of a plan may exceed qualified plan assets. Our contributions for fiscal 2006 and 2005 approximated $20 million and $15 million, respectively. The net amount recognized related to the funded status of the Plans approximated $27 million and $20 million, at June 30, 2006 and 2005, respectively.

15.    Industry Segment, Geographic, and Customer Information

We design, manufacture, market and service network computing infrastructure solutions that consist of Computer Systems (hardware and software), Data Management systems (hardware and software), Support services and Client solutions and Educational services. Our organization is primarily structured in a functional manner. During the periods presented, our current Chief Executive Officer was identified as our Chief Operating Decision Maker (CODM) as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131).

Our CODM managed our company based primarily on broad functional categories of sales, services, manufacturing, product development and engineering and marketing and strategy. Our CODM reviewed consolidated financial information on revenues and gross margins for products and services and also reviewed operating expenses, certain of which had been allocated to our two operating segments. Our Product Group segment comprised our end-to-end networking architecture of computing products including our Computer Systems and Data Management systems product lines. Our Sun Services segment comprised a full range of services to existing and new customers, including Support services and Client solutions and Educational services. StorageTek’s former storage and services segments have been included in our Product Group and Sun Services segments, respectively.

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

Segment information

The following table presents revenues, interdivision revenues, operating income (loss) and total assets for our segments for the three years ended June 30, 2006. The Other segment consists of certain functional groups that did not meet the requirements for a reportable segment as defined by SFAS 131, such as GSO and WMO and other miscellaneous functions such as Finance, Human Resources, and Legal (in millions):

	Product Group	Services Group	Other		Total
2006
Revenues	$8,371	$4,697	$—		$13,068
Interdivision revenues	232	361	(593)		—
Operating income (loss)	1,501	1,765	(4,136	)(1)	(870)
Total assets	3,408	423	11,251		15,082

2005
Revenues	$7,126	$3,944	$—		$11,070
Interdivision revenues	646	400	(1,046)		—
Operating income (loss)	1,172	1,476	(3,025	)(1)	(377)
Total assets	627	398	13,165		14,190

2004
Revenues	$7,355	$3,830	$—		$11,185
Interdivision revenues	671	424	(1,095)		—
Operating income (loss)	1,006	1,127	(3,323	)(1)	(1,190)
Total assets	779	332	13,694		14,805

(1)	Includes restructuring charges and purchased in-process research and development.

Product information

Our product classes comprise revenue from Computer Systems products and Data Management products. Our services revenue consists of sales from two classes of services: (1) Support services which consists of maintenance contracts and (2) Client solutions and Educational services, which consists of technical consulting to help customers plan, implement, and manage distributed network computing environments and developing and delivering integrated learning solutions for enterprises, IT organizations, and individual IT professionals. The following table provides external revenue for similar classes of products and services for the last three fiscal years (in millions):

	2006	2005	2004
Computer Systems products	$5,997	$5,826	$5,854
Data Management products	2,374	1,300	1,501

Total products revenue	$8,371	$7,126	$7,355

Support services	$3,678	$3,031	$2,999
Client solutions and Educational services	1,019	913	831

Total services revenue	$4,697	$3,944	$3,830

Geographic information

Sun’s significant operations outside the U.S. include manufacturing facilities, design centers, and sales offices in Europe, Middle East, and Africa (EMEA), as well as the Asia Pacific (APAC) and Canada and Latin America (International Americas). Intercompany transfers between operating segments and geographic areas are primarily accounted for at prices that approximate arm’s length transactions. In fiscal 2006, 2005 and 2004, sales between segments are recorded at standard cost. Information regarding geographic areas at June 30, and for each of the years then ended, was as follows (in millions):

	U.S.	International Americas	Americas — Total	EMEA	APAC	Total
2006
Sales to unaffiliated customers	$5,380	$815	$6,195	$4,703	$2,170	$13,068
Long-lived assets (excluding investments and deferred tax assets)	4,993	133	5,126	617	104	5,847
2005
Sales to unaffiliated customers	$4,392	$590	$4,982	$4,152	$1,936	$11,070
Long-lived assets (excluding investments and deferred tax assets)	2,164	46	2,210	401	94	2,705
2004
Sales to unaffiliated customers	$4,768	$562	$5,330	$3,942	$1,913	$11,185
Long-lived assets (excluding investments and deferred tax assets)	2,399	19	2,418	502	101	3,021

Customer information

Sales to General Electric Company (GE) and its subsidiaries in the aggregate accounted for approximately 15%, 16% and 14% of our fiscal 2006, 2005 and 2004 net revenues, respectively. More than 70% of the revenue attributed to GE was generated through GE subsidiaries acting as either a reseller or financier of our products. The vast majority of this revenue is from sales through a single GE subsidiary, comprised 11%, 13% and 11% of net revenues in 2006, 2005 and 2003, respectively. This subsidiary acts as a distributor of our products to resellers who in turn sell those products to end-users. No other customer accounted for more than 10% of revenues. The revenues from GE are generated in the Product Group and Services Group segments. Accounts receivable from GE and its subsidiaries in the aggregate was approximately 12% and 14% of total accounts receivable as of June 30, 2006 and 2005, respectively.

16.    Related Parties

In fiscal 2006, 2005, and 2004 we conducted transactions with one company that was considered a related party. Stephen Bennett, the President and Chief Executive Officer of Intuit Inc. was appointed a member of the Board of Directors of Sun effective June 28, 2004. The amount of net revenues and expenses recognized for Intuit Inc. since Mr. Bennett’s appointment were not material.

At June 30, 2005, Sun had a note receivable including accrued interest totaling $3.9 million, due from Jonathan I. Schwartz, our President and Chief Executive Officer. The note was made in July 2002 prior to the enactment of the Sarbanes-Oxley Act of 2002 and was negotiated at an arms-length basis. The note was due on June 30, 2006, bears interest at 6.75% per annum and is fully collateralized by Sun common stock owned by Mr. Schwartz. Based on fair market value, the number of shares were adjusted every six months as required to fully collaterize the loan. Mr. Schwartz paid the note in full prior to June 30, 2006.

17.    Subsequent Events

In July 2006, we sold our Newark facility to a real estate investment trust for approximately $213 million, net of $1 million in closing costs. In conjunction with the sale we are occupying a portion of the facility pursuant to lease agreements allowing us to exit in a phased approach over the near future. In August 2006, we paid $500 million to settle the current portion of our Senior Notes.

18.    Quarterly Financial Data (unaudited)

Our first three quarters in fiscal 2006 ended on September 25, December 25 and March 26 and in fiscal 2005 ended on September 26, December 26 and March 27. Our fourth quarter ends on June 30.

The following tables contain selected unaudited Consolidated Statement of Operations data for each quarter of fiscal 2006 and 2005 (in millions, except per share amounts):

	Fiscal 2006 Quarter Ended
	September 25	December 25	March 26	June 30
Net revenues	$2,726	$3,337	$3,177	$3,828
Gross margin	1,202	1,421	1,367	1,639
Operating loss	(137)	(186)	(212)	(335)
Net loss	(123)	(223)	(217)	(301)
Net loss per common share(1):
Basic and diluted	$(0.04)	$(0.07)	$(0.06)	$(0.09)
Weighted average shares outstanding:
Basic and diluted	3,407	3,424	3,443	3,475

	Fiscal 2005 Quarter Ended
	September 26	December 26	March 27	June 30
Net revenues	$2,628	$2,841	$2,627	$2,974
Gross margin	1073	1,198	1,087	1,231
Operating income (loss)	(121)	1	(142)	(115)
Net income (loss)	(133)	4	(28)	50
Net income (loss) per common share(1):
Basic	$(0.04)	$0.00	$(0.01)	$0.01
Diluted	$(0.04)	$0.00	$(0.01)	$0.01
Weighted average shares outstanding:
Basic	3,343	3,360	3,376	3,399
Diluted	3,343	3,400	3,376	3,410

(1)	Net income (loss) per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual per common share information.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sun Microsystems, Inc.

We have audited the accompanying consolidated balance sheets of Sun Microsystems, Inc. as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sun Microsystems, Inc. at June 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in fiscal year 2006, Sun Microsystems, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sun Microsystems, Inc.’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 1, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California

September 1, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sun Microsystems, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9a, that Sun Microsystems, Inc. maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sun Microsystems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Sun Microsystems, Inc. maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sun Microsystems, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sun Microsystems, Inc. as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006 and our report dated September 1, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California

September 1, 2006

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). This evaluation included consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including or Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective.

Remediation of Prior Year Material Weakness

During fiscal 2006, we took steps toward remediating the identified material weakness related to the review of accounting for income tax reserves discussed in detail in our 2005 Form 10-K for the year ended June 30, 2005, including engaging external tax advisors to assist in the review of our income tax calculations, implementing preventive controls with respect to the recording of tax reserves, and accelerating the timing of certain tax review activities during the financial statement close process. Additionally, management performed an assessment of our tax organization and recruited the necessary personnel to improve our internal control and communication processes and the overall level of expertise within the group. During the fourth quarter of fiscal 2006, our management implemented certain preventive controls with respect to the recording of tax reserves, including obtaining approval by the Corporate Controller’s Group prior to recording significant adjustments to such reserves. We believe these actions had strengthened our internal control over financial reporting and addressed the material weakness identified above.

The planned remediation steps set forth above were designed and initiated following the identification of the material weakness and deployed as soon as practicable throughout fiscal year 2006, during which, time management continued to evaluate the operating effectiveness of our internal controls. All the steps identified in the above remediation plan have been implemented as of June 30, 2006.

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

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on the results of our evaluation, management assessed the effectiveness of our internal control over financial reporting as of June 30, 2006, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on the results of this assessment, management (including our chief executive officer and our chief financial officer) has concluded that, as of that date, our internal control over financial reporting was effective.

The attestation report concerning management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006, issued by Ernst & Young, LLP, Independent Registered Public Accounting Firm, appears on page 90 of our Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the remediation steps described above.

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors is incorporated herein by reference to the information contained under the caption “Proposal 1 — Election of Directors” in our 2006 Proxy Statement for the 2006 Annual Meeting of Stockholders. Information regarding current executive officers found under the caption “Executive Officers of the Registrant” in Part I hereof is incorporated by reference into this Item 10. Information regarding Section 16 reporting compliance is incorporated herein by reference to information contained under the caption “Executive Compensation — Section 16(a) beneficial ownership reporting compliance” in our 2006 Proxy Statement. The identity of our Audit Committee members and information regarding the “audit committee financial expert” on our Audit Committee, as such term is defined in SEC regulations, is incorporated herein by reference to information contained under the caption “Proposal 1 — Election of Directors — About the Board and its committees” in our 2006 Proxy Statement. Finally, the information contained under the caption “Corporate Governance — Standards of Business Conduct” in our 2006 Proxy Statement is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained under the captions “Proposal 1 — Election of Directors — Director Compensation,” and “Executive Compensation” in our 2006 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2006 Proxy Statement.

Equity Compensation Plan Information

The following table presents a summary of outstanding stock options and securities available for future grant under our stockholder approved and non-stockholder-approved equity compensation plans as of June 30, 2006 (in millions, except per share amounts).

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (excluding ESPP)	486	$11.60	251
Equity compensation plans not approved by security holders (excluding ESPP)	65	$4.03	29

Total (excluding ESPP)	551	$10.70	280
Equity compensation plans approved by security holders (ESPP only)	N/A	N/A	95
Equity compensation plans not approved by security holders (ESPP only)	N/A	N/A	N/A

Total (ESPP only)	N/A	N/A	95

All plans	551	$10.70	375

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained under the captions “Proposal 1 — Election of Directors — Compensation committee interlocks and insider participation,” “Executive Compensation —Summary Compensation Table,” “— Executive officer severance and change-in-control arrangements,” “— Deferred compensation arrangements” and “— Certain transactions with officers and members of the Board” in our 2006 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information contained under the caption “Audit and Non-Audit Fees” in our 2006 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 49 of this report.

2.	Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.	Exhibits:

Exhibit Number	Description
3.1	Registrant’s Restated Certificate of Incorporation, dated June 29, 2006.
3.2(1)	Bylaws of the Registrant, as amended May 24, 2006.
4.1(2)	Indenture, dated August 1, 1999 (the “Indenture”) between Registrant and The Bank of New York, as Trustee.
4.2(2)	Form of Subordinated Indenture.
4.3(2)	Officers’ Certificate Pursuant to Section 301 of the Indenture, without exhibits, establishing the terms of Registrant’s Senior Notes.
4.4(2)	Form of Senior Note.
10.1*	Registrant’s 1990 Long-Term Equity Incentive Plan, as amended on January 25, 2006 (the “1990 Plan”).
10.2(3)*	Representative form of stock option grant agreement under the 1990 Plan.
10.3(4)*	Representative form of restricted stock grant agreement under the 1990 Plan.
10.4*	Representative form of restricted stock unit grant agreement under the 1990 Plan.
10.5*	Representative form of performance restricted stock unit agreement under the 1990 Plan.
10.6(5)*	Registrant’s 1988 Directors’ Stock Option Plan, as amended on August 11, 1999 (the “Directors’ Plan”).
10.7(4)*	Representative form of stock option grant agreement under the Directors’ Plan.
10.8(6)*	Registrant’s Equity Compensation Acquisition Plan, as amended on July 25, 2002 (the “ECAP”).
10.9(4)*	Representative form of stock option grant agreement under the ECAP.
10.10(7)*	Registrant’s Non-Qualified Deferred Compensation Plan, as amended June 30, 2002.
10.11*	Registrant’s Section 162(m) Executive Officer Performance-Based Bonus Plan effective July 1, 2006.
10.12*	U.S. Vice President Severance Plan and Summary Plan Description, effective as of May 1, 2006.
10.13*	U.S. Vice President Involuntary Separation Plan and Summary Plan Description, effective as of May 1, 2006.
10.14*	Form of Change of Control Agreement executed by each executive officer, other than the Chief Executive Officer of Registrant.
10.15*	Form of Change of Control Agreement executed by the Chairman of the Board and Chief Executive Officer of Registrant.
10.16(6)*	Form of Indemnification Agreement executed by each Board member and executive officer of Registrant.
10.17*	Chief Executive Officer Bonus Terms for FY07 under the Section 162(m) Executive Officer Performance-Based Bonus Plan.
10.18*	ELT Staff Executive Officer Bonus Terms for FY07 under the Section 162(m) Executive Officer Performance-Based Bonus Plan.
10.19*	Compensation Terms for Scott McNealy
10.20*	Compensation Terms for Jonathan Schwartz
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certificate of Chief Executive Officer
32.2	Section 1350 Certificate of Chief Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed May 31, 2006.

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 6, 1999.

(3)	Incorporated by reference to Registrant’s Current Report on on Form 8-K filed on June 28, 2005.

(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(7)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 8, 2006	SUN MICROSYSTEMS, INC. Registrant

	By:	/s/ MICHAEL E. LEHMAN
(Michael E. Lehman) Chief Financial Officer and Executive Vice President, Corporate Resources

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT G. McNEALY (Scott G. McNealy)	Chairman of the Board of Directors	September 8, 2006

/s/ JONATHAN I. SCHWARTZ (Jonathan I. Schwartz)	Chief Executive Officer, President and Director (Principal Executive Officer)	September 8, 2006

/s/ MICHAEL E. LEHMAN (Michael E. Lehman)	Chief Financial Officer and Executive Vice President, Corporate Resources (Principal Financial Officer)	September 8, 2006

/s/ BARRY J. PLAGA (Barry J. Plaga)	Vice President and Corporate Controller (Principal Accounting Officer)	September 8, 2006

/s/ JAMES L. BARKSDALE (James L. Barksdale)	Director	September 8, 2006

/s/ STEPHEN M. BENNETT (Stephen M. Bennett)	Director	September 8, 2006

/s/ L. JOHN DOERR (L. John Doerr)	Director	September 8, 2006

/s/ ROBERT J. FINOCCHIO, Jr. (Robert J. Finocchio, Jr)	Director	September 8, 2006

/s/ ROBERT J. FISHER (Robert J. Fisher)	Director	September 8, 2006

/s/ PATRICIA E. MITCHELL (Patricia E. Mitchell)	Director	September 8, 2006

/s/ M. KENNETH OSHMAN (M. Kenneth Oshman)	Director	September 8, 2006

/s/ NAOMI O. SELIGMAN (Naomi O. Seligman)	Director	September 8, 2006

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Registrant’s Restated Certificate of Incorporation, dated June 29, 2006.
3.2(1)	Bylaws of the Registrant, as amended May 24, 2006.
4.1(2)	Indenture, dated August 1, 1999 (the “Indenture”) between Registrant and The Bank of New York, as Trustee.
4.2(2)	Form of Subordinated Indenture.
4.3(2)	Officers’ Certificate Pursuant to Section 301 of the Indenture, without exhibits, establishing the terms of Registrant’s Senior Notes.
4.4(2)	Form of Senior Note.
10.1*	Registrant’s 1990 Long-Term Equity Incentive Plan, as amended on January 25, 2006 (the “1990 Plan”).
10.2(3)*	Representative form of stock option grant agreement under the 1990 Plan.
10.3(4)*	Representative form of restricted stock grant agreement under the 1990 Plan.
10.4*	Representative form of restricted stock unit grant agreement under the 1990 Plan.
10.5*	Representative form of performance restricted stock unit agreement under the 1990 Plan.
10.6(5)*	Registrant’s 1988 Directors’ Stock Option Plan, as amended on August 11, 1999 (the “Directors’ Plan”).
10.7(4)*	Representative form of stock option grant agreement under the Directors’ Plan.
10.8(6)*	Registrant’s Equity Compensation Acquisition Plan, as amended on July 25, 2002 (the “ECAP”).
10.9(4)*	Representative form of stock option grant agreement under the ECAP.
10.10(7)*	Registrant’s Non-Qualified Deferred Compensation Plan, as amended June 30, 2002.
10.11*	Registrant’s Section 162(m) Executive Officer Performance-Based Bonus Plan effective July 1, 2006.
10.12*	U.S. Vice President Severance Plan and Summary Plan Description, effective as of May 1, 2006.
10.13*	U.S. Vice President Involuntary Separation Plan and Summary Plan Description, effective as of May 1, 2006.
10.14*	Form of Change of Control Agreement executed by each executive officer, other than the Chief Executive Officer of Registrant.
10.15*	Form of Change of Control Agreement executed by the Chairman of the Board and Chief Executive Officer of Registrant.
10.16(6)*	Form of Indemnification Agreement executed by each Board member and executive officer of Registrant.
10.17*	Chief Executive Officer Bonus Terms for FY07 under the Section 162(m) Executive Officer Performance-Based Bonus Plan.
10.18*	ELT Staff Executive Officer Bonus Terms for FY07 under the Section 162(m) Executive Officer and Executive Officers Performance-Based Bonus Plan.
10.19*	Compensation Terms for Scott McNealy
10.20*	Compensation Terms for Jonathan Schwartz
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certificate of Chief Executive Officer
32.2	Section 1350 Certificate of Chief Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed May 31, 2006.

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 6, 1999.

(3)	Incorporated by reference to Registrant’s Current Report on on Form 8-K filed on June 28, 2005.

(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(7)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.