Form 10-Q
period 2006-10-01
SUN MICROSYSTEMS, INC.
filed 2006-11-13
CIK 709519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2006
Common Stock - $0.00067 par value	3,519,558,876

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUN MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended
	October 1,	September 25,
	2006	2005
Net revenues:
Products	$1,959	$1,704
Services	1,230	1,022
Total net revenues	3,189	2,726
Cost of sales:
Cost of sales-products (including stock-based compensation expense of $3 and $2(1))	1,123	966
Cost of sales-services (including stock-based compensation expense of $8 and $7(1))	678	558
Total cost of sales	1,801	1,524
Gross margin	1,388	1,202

Operating expenses:
Research and development (including stock-based compensation expense of $18 and $17(1))	473	439
Selling, general and administrative (including stock-based compensation expense of $29 and $24(1))	958	828
Restructuring and related impairment of long-lived assets	21	12
Purchased in-process research and development	—	60
Total operating expenses	1,452	1,339
Operating loss	(64)	(137)
Gain on equity investments, net	—	13
Interest and other income, net	42	44
Loss before income taxes	(22)	(80)
Provision for income taxes	34	43
Net loss	$(56)	$(123)
Net loss per common share-basic and diluted	$(0.02)	$(0.04)
Shares used in the calculation of net loss per common share-basic and diluted	3,497	3,407

(1)                For the three months ended October 1, 2006 and September 25, 2005, respectively.

See accompanying notes.

SUN MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	October 1,	June 30,
	2006	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,362	$3,569
Short-term marketable debt securities	609	496
Accounts receivable, net	2,036	2,702
Inventories	584	540
Deferred and prepaid tax assets	214	209
Prepaid expenses and other current assets	747	757
Total current assets	7,552	8,273
Property, plant and equipment, net	1,583	1,812
Long-term marketable debt securities	700	783
Goodwill	2,566	2.610
Other acquisition-related intangible assets, net	848	929
Other non-current assets, net	645	675
	$13,894	$15,082
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$2	$503
Accounts payable	1,292	1,446
Accrued payroll-related liabilities	661	777
Accrued liabilities and other	1,063	1,190
Deferred revenues	1,695	1,988
Warranty reserve	244	261
Total current liabilities	4,957	6,165
Long-term debt	582	575
Long-term deferred revenues	558	506
Other non-current obligations	1,388	1,492
Stockholders’ equity	6,409	6,344
	$13,894	$15,082

See accompanying notes.

SUN MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended
	October 1,	September 25,
	2006	2005
Cash flows from operating activities:
Net loss	$(56)	$(123)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	123	143
Amortization of other acquisition-related intangible assets	81	46
Stock-based compensation expense	58	50
Purchased in-process research and development	—	60
Gain on investments, net	—	(13)
Impairment of assets	8	—
Deferred taxes	(3)	—
Changes in operating assets and liabilities:
Accounts receivable, net	672	449
Inventories	(71)	67
Prepaid and other assets	36	203
Accounts payable	(151)	(174)
Other liabilities	(540)	(484)
Net cash provided by operating activities	157	224
Cash flows from investing activities:
Purchases of marketable debt securities	(675)	(454)
Proceeds from sales of marketable debt securities	515	2,818
Proceeds from maturities of marketable debt securities	136	75
Proceeds from sales of equity investments, net	7	9
Proceeds from sales (purchases) of property, plant and equipment, net	160	(48)
Purchases of spare parts and other assets	(34)	(20)
Payments for acquisitions, net of cash acquired	—	(3,150)
Net cash provided by (used in) investing activities	109	(770)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	27	3
Principal payments on borrowings and other obligations	(500)	—
Net cash provided by (used in) financing activities	(473)	3
Net decrease in cash and cash equivalents	(207)	(543)
Cash and cash equivalents, beginning of period	3,569	2,051
Cash and cash equivalents, end of period	$3,362	$1,508
Supplemental disclosures of cash flow information:
Interest paid (net of interest received from swap agreements of $10 and $20, respectively)	$30	$20
Income taxes paid (received) (net of refunds of $14 and $137, respectively)	$110	$(76)
Supplemental schedule of noncash investing activities:
Stock and options issued in connection with acquisitions	—	$89
Net issuance of nonvested stock awards (restricted stock)	$5	$64

See accompanying notes.

SUN MICROSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Sun Microsystems Inc. (Sun) provides network computing infrastructure solutions that include Computer Systems (hardware and software), Data Management (hardware and software) and Support Services and Client Solutions and Educational Services. Sun’s solutions are based on Sun technology innovations such as the Java technology platform, the SolarisTM Operating System, Sun JavaTM products and the UltraSPARC® microprocessor technology, as well as other widely deployed technologies such as the Linux operating system and AMD OpteronTM microprocessor-based systems. Our network computing infrastructure solutions are used in a wide range of technical/scientific, business and engineering applications in industries such as telecommunications, government, financial services, manufacturing, education, retail, life sciences, media and entertainment, transportation, energy/utilities and healthcare. We sell complete networking solutions, including products and services, in most major markets worldwide through a combination of direct and indirect channels. In the first quarter of fiscal 2006, we completed the acquisition of Storage Technology Corporation (StorageTek) which allowed us to broaden our offerings of storage products, services and solutions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Sun’s first three quarters in fiscal year 2007 end on October 1, 2006, December 31, 2006, and April 1, 2007. In fiscal year 2006, the quarters ended on September 25, 2005, December 25, 2005, and March 26, 2006. The fourth quarter in all fiscal years ends on June 30.

Basis of Presentation

The accompanying condensed consolidated financial statements (Interim Financial Statements) include the accounts of Sun and its subsidiaries. Intercompany accounts and transactions have been eliminated.

These Interim Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements and accounting policies, consistent, in all material respects, with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the SEC on September 8, 2006 (2006 Form 10-K). These Interim Financial Statements are unaudited but reflect all adjustments, including normal recurring adjustments management considers necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated balance sheet as of June 30, 2006 has been derived from the audited consolidated balance sheet as of that date. The information included in this report should be read in conjunction with our 2006 Form 10-K.

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

If we had earned a profit during the three months ended October 1, 2006 and September 25, 2005, we would have added 26 million and 4 million common equivalent shares, respectively, to our basic weighted-average shares outstanding to compute the diluted weighted-average shares outstanding.

Recent Pronouncements

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces Accounting Principles Board Opinions (APB) 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. Our adoption of SFAS 154 in the first quarter of fiscal 2007 did not have a material impact on our results of operations and financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective in the first quarter of fiscal 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application for the first interim period of the same fiscal year is encouraged. The application of SAB 108 in the first quarter of fiscal 2007 would not have a material effect on our results of operations or financial position.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in their balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact of adopting SFAS 158 on our consolidated financial statements.

3. BALANCE SHEET DETAILS

Inventories

Inventories consisted of the following (in millions):

	October 1,	June 30,
	2006	2006
Raw materials	$119	$68
Work in process	92	97
Finished goods	373	375
	$584	$540

Warranty Reserve

We accrue for our product warranty costs at the time of shipment. These product warranty costs are estimated based upon our historical experience and specific identification of product requirements and may fluctuate based on product mix.

The following table sets forth an analysis of warranty reserve activity (in millions):

Balance at June 30, 2006	$261
Charged to costs and expenses	75
Utilized	(92)
Balance at October 1, 2006	$244

4. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding our goodwill by reportable segment is as follows (in millions):

	Product	Services
	Group	Group	Total
Balance as of June 30, 2006	$1,321	$1,289	$2,610
Adjustment to acquired companies’ tax reserves	(19)	(25)	(44)
Balance as of October 1, 2006	$1,302	$1,264	$2,566

Information regarding our other acquisition-related intangible assets is as follows (in millions):

	Gross Carrying Amount			Accumulated Amortization			Net
	June 30,		October 1,	June 30,		October 1,	October 1,
	2006	Additions	2006	2006	Additions	2006	2006
Developed technology	$889	$—	$889	$(471)	$(38)	$(509)	$380
Customer base	650	—	650	(204)	(39)	(243)	407
Trademark	63	—	63	(10)	(1)	(11)	52
Acquired workforce and other	94	—	94	(82)	(3)	(85)	9
	$1,696	$—	$1,696	$(767)	$(81)	$(848)	$848

Amortization expense of other acquisition-related intangible assets was $81 million and $46 million for the three months ended October 1, 2006 and September 25, 2005, respectively. Our acquisition-related intangible assets are amortized primarily over periods ranging between one and five years on a straight-line basis.

Estimated amortization expense for other acquisition-related intangible assets on our October 1, 2006 balance sheet for the fiscal years ending June 30, is as follows (in millions):

Remainder of 2007	$229
2008	289
2009	240
2010	50
2011	4
Thereafter	36
$848

5. RESTRUCTURING CHARGES AND RELATED IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS 112, “Employers’ Accounting for Post Employment Benefits” (SFAS 112) and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), we recognized a total of $21 million and $12 million in restructuring and related impairment of long-lived assets in the three months ended October 1, 2006 and September 25, 2005, respectively. The determination of when we accrue for severance costs and which standard applies depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by FAS 146 or under an on-going benefit arrangement as described in FAS 112.

We estimated the cost of exiting and terminating our facility leases or acquired leases by referring to the contractual terms of the agreements and by evaluating the current real estate market conditions. In addition, we have estimated sublease income by evaluating the current real estate market conditions or, where applicable, by referring to amounts being negotiated. As of October 1, 2006, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $24 million. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon the commercial real estate market conditions in certain geographies at the time we perform our evaluations or negotiate the lease termination and sublease arrangements with third parties. The amounts we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change.

Restructuring Plan VI

In May 2006, we implemented a plan to better align our resources with our strategic business objectives (Restructuring Plan VI). As part of this plan, we expect to reduce our workforce by approximately 4,000 employees across certain business functions, operating units and geographic regions as well as implementing other expense reduction measures. Through the first quarter of fiscal 2007, we reduced our workforce by approximately 1,700 and recognized cumulative expenses relating to severance and benefit costs of $165 million, primarily in workforce reduction charges associated with Restructuring Plan VI.

Restructuring Plan V

In June 2005, we implemented a workforce reduction and in July 2005, we committed to a facility exit plan (Restructuring Plan V). This plan included reducing our workforce across all levels, business functions, operating units and geographic regions. Through the first quarter of fiscal 2007, we reduced our workforce by approximately 1,400 employees, and recognized cumulative expenses relating to severance and benefit costs of $94 million, associated with Restructuring Plan V. As of October 1, 2006, all employees to be terminated as a result of Restructuring Plan V had been notified in accordance with local employment laws. All facilities relating to the amounts accrued under this restructuring plan were exited by October 1, 2006 in accordance with SFAS 146.

In the fourth quarter of fiscal 2006, we committed to the closure of our Newark, California campus and as a result recognized an impairment loss of approximately $80 million in accordance with FAS 144. We completed the sale of our Newark, California campus in the first quarter of fiscal 2007 and received approximately $213 million, net of $1 million in closing costs, which is included in the “Proceeds from sales of property, plant and equipment, net” in our Condensed Consolidated Statements of Cash Flows.

Restructuring Plans Prior to Phase V

Prior to the initiation of Restructuring Plan V, we implemented certain workforce reduction and facilities exit actions. As of June 30, 2006, all employees to be terminated under these plans had been notified and all facilities relating to the amounts accrued under these restructuring plans were exited by June 30, 2005.

The following table sets forth an analysis of our restructuring accrual activity for the three months ended October 1, 2006 (in millions):

	Restructuring Plans
	VI		V		Prior to V
	Severance	Facilities	Severance	Facilities	Severance	Facilities
	and	Related	and	Related	and	Related
	Benefits	and Other	Benefits	and Other	Benefits	and Other	Total
Balance as of June 30, 2006	$132	$—	$21	$1	$6	$300	$460
Severance and benefits	23	—	—	—	—	—	23
Accrued lease costs	—	—	—	1	—	5	6
Property and equipment impairment	—	8	—	—	—	—	8
Provision adjustments	(4)	—	(8)	—	(4)	—	(16)
Total restructuring charges	19	8	(8)	1	(4)	5	21
Cash paid	(52)	—	(13)	—	(2)	(20)	(87)
Non-cash	—	(8)	—	(1)	—	—	(9)
Balance as of October 1, 2006	$99	$—	$—	$1	$—	$285	$385

The above restructuring charges are based on estimates that are subject to change. Changes to the previous estimates have been reflected as “Provision adjustments” on the above table in the period the changes in estimates were made. Accrued lease costs include accretion adjustments associated with the passage of time.

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. Our accrual as of October 1, 2006 for facility-related leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2023. As of October 1, 2006, $156 million of the total $385 million accrual for workforce reductions and facility-related leases was classified as current accrued liabilities and other and the remaining $229 million was classified as other non-current obligations.

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

Acquisition-related Restructuring Costs

As a result of our acquisition of StorageTek, we have recorded acquisition-related restructuring costs associated with the costs of integrating the operating locations and activities of StorageTek with those of Sun and eliminating duplicative activities. U.S. GAAP (EITF 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations”) requires that these acquisition-related restructuring costs, which are not associated with the generation of future revenues and have no future economic benefit, be recorded as assumed liabilities in the allocation of the purchase price. As a result, during the year ended June 30, 2006, we recorded approximately $172 million of restructuring costs in connection with the StorageTek acquisition, which are based upon plans committed to by management. To estimate restructuring liabilities, management utilized assumptions of the number of employees that would be involuntarily terminated and of costs associated with the disposition of duplicate or excess acquired facilities. Decreases to the estimates of executing the currently approved acquisition related restructuring plans are recorded as an adjustment to goodwill indefinitely, whereas increases to the estimates are recorded as an adjustment to goodwill during the purchase price allocation period and as operating expenses thereafter. The following table sets forth an analysis of the acquisition-related restructuring liabilities for StorageTek for the three months ended October 1, 2006 (in millions):

	Severance
	and	Facilities	Termination
	Benefits	Related	of Contract	Total
Balance as of June 30, 2006	$73	$45	$27	$145
Cash paid	(19)	(3)	(2)	(24)
Balance as of October 1, 2006	$54	$42	$25	$121

As of October 1, 2006, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $11 million. The balance of the StorageTek severance accrual at October 1, 2006 is expected to be utilized during the remainder of fiscal 2007 and 2008 due to legal restrictions imposed in certain European countries and is expected to be funded through cash flows from the combined operations.

6. COMPREHENSIVE LOSS

The components of comprehensive loss were as follows (in millions):

	Three Months Ended
	October 1,	September 25,
	2006	2005
Net loss	$(56)	$(123)
Change in unrealized value of investments, net	(3)	(17)
Change in unrealized fair value of derivative instruments and other, net	3	(1)
Translation adjustments, net	37	(19)
	$(19)	$(160)

The components of accumulated other comprehensive income were as follows (in millions):

	October 1,	June 30,
	2006	2006
Unrealized gains on investments, net	$6	$9
Unrealized losses on derivative instruments and other, net	(17)	(20)
Cumulative translation adjustments, net	228	191
	$217	$180

7. INCOME TAXES

For the first quarter of fiscal 2007, we recorded an income tax provision of $34 million, as compared with $43 million for the first quarter of fiscal 2006. These tax provisions are primarily based on income generated in certain state and foreign tax jurisdictions. The tax provision for the first quarter of fiscal 2007 also includes a benefit of $14 million for the reduction in accrued withholding taxes on unremitted foreign earnings as a result of restructuring some of our European subsidiaries during the quarter.

We currently have provided a full valuation allowance on our U.S. deferred tax assets and a full or partial valuation allowance on certain overseas deferred tax assets. We intend to maintain these valuation allowances until sufficient positive evidence exists to support reversal of the valuation allowance in a specific taxing jurisdiction. Likewise, the occurrence of negative evidence with respect to certain of our foreign deferred tax assets could result in an increase to the valuation allowance. Our income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to our valuation allowance.

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

We are currently under examination by the IRS for tax returns filed in fiscal years 2001 through 2005. Although the ultimate outcome is unknown, we have reserved for potential adjustments and we believe that the final outcome will not have a material affect on our results of operations.

We have also provided amounts for other anticipated tax audit adjustments in the U.S., state and foreign tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest may be due. In addition, although specific foreign country transfer pricing exposures have not been identified, the risk of potential adjustment exists. If our estimate of the federal, state and foreign income tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.

8. STOCK-BASED COMPENSATION

We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and nonvested stock awards (also known as restricted stock and restricted stock units that are settled in stock). These awards to employees are granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting 20% on each annual anniversary of the grant date over five years and expire eight years from the grant date. Nonvested stock awards are generally time-based and vest 50% in two tranches within a five year period from the grant date. We also have a Directors’ Stock Option Plan that provides for the automatic grant of stock options to non-employee members of our Board of Directors on the date such person initially becomes a director, and on the date of each annual meeting of stockholders. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the date of purchase. Shares issued as a result of stock option exercises, nonvested stock awards and our ESPP are generally first issued out of treasury stock. As of October 1, 2006, we had approximately 382 million shares of common stock reserved for future issuance under our stock option plans and ESPP.

On July 1, 2005, we adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense after adoption includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to July 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense resulting from stock options, nonvested stock awards, ESPP and options assumed as a result of our acquisitions included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended
	October 1,	September 25,
	2006	2005
Cost of sales — products	$3	$2
Cost of sales — services	8	7
Research and development	18	17
Selling, general and administrative	29	24
Stock-based compensation expense before income taxes	58	50
Income tax benefit	—	—
Total stock-based compensation expense after income taxes	$58	$50

Net cash proceeds from the exercise of stock options were $38 million and $3 million for the three months ended October 1, 2006, and September 25, 2005, respectively. No income tax benefit was realized from stock option exercises during the three months ended October 1, 2006, and September 25, 2005. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended October 1, 2006 and September 25, 2005, respectively:

	Options		ESPP
	October 1,	September 25,	October 1,	September 25,
	2006	2005	2006	2005
Expected life (in years)	4.6	4.8	0.5	0.5
Interest rate	4.99%	4.03%	4.95%	3.18%
Volatility	48.14%	43.10%	33.78%	42.49%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$1.97	$1.54	$0.74	$0.98

Our computation of expected volatility for the quarter ended October 1, 2006 is based on a combination of historical and market-based implied volatility. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option activity for the three months ended October 1, 2006, is as follows (in millions, except per share amounts):

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at June 30, 2006	523	$11.28
Grants	7	4.26
Exercises	(11)	3.30
Forfeitures or expirations	(19)	9.44
Outstanding at October 1, 2006	500	$11.43	4.1	$330
Exercisable at October 1, 2006	353	$14.58	3.2	$171

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Sun’s closing stock price on the last trading day of our first quarter of fiscal 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on October 1, 2006. This amount changes based on the fair market value of Sun’s stock. The total intrinsic value of options exercised was $18 million and nil for the three months ended October 1, 2006 and September 25, 2005. respectively. The total fair value of options vested was $53 million and $52 million for the three months ended October 1, 2006 and September 25, 2005, respectively.

As of October 1, 2006, $302 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2 years.

The following table summarizes our restricted stock and restricted stock unit activity for the three months ended October 1, 2006 (in millions, except per share amounts):

		Weighted-Average
		Grant Date
	Number	Fair Value
	of Shares	(per share)
Nonvested stock at June 30, 2006	46	$4.16
Granted	7	4.52
Vested	(11)	3.72
Forfeited	(3)	4.30
Nonvested stock at October 1, 2006	39	$4.34

As of October 1, 2006, we retained purchase rights to 8 million shares issued pursuant to stock purchase agreements and other stock plans at a weighted-average price of approximately $0.01.

As of October 1, 2006, $112 million of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted-average period of 4 years.

9. OPERATING SEGMENTS

We design, manufacture, market and service network computing infrastructure solutions that consist of Computer Systems (hardware and software), Data Management (hardware and software), Support Services and Client Solutions and Educational Services. Our organization is primarily structured in a functional manner. During the periods presented, our current Chief Executive Officer was identified as our Chief Operating Decision Maker (CODM) as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131).

Our CODM manages our company based primarily on broad functional categories of sales, services, manufacturing, product development and engineering and marketing and strategy. Our CODM reviews consolidated financial information on revenues and gross margins for products and services and also reviews operating expenses, certain of which has been allocated to our two operating segments. Our Product Group segment comprises our end-to-end networking architecture of computing products including our Computer Systems and Data Management systems product lines. Our Services Group segment comprises a full range of services to existing and new customers, including Support Services and Client Solutions and Educational Services. StorageTek’s former storage and services segments have been included in our Product Group and Sun Services segments, respectively.

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

Segment information

The following table presents revenues, interdivision revenues and operating income (loss) for our segments. The Other segment consists of certain functional groups that did not meet the requirements for a reportable segment as defined by SFAS 131, such as GSO and WMO and other miscellaneous functions such as Finance, Human Resources, and Legal (in millions):

	Product	Services
	Group	Group	Other		Total
Three Months Ended:

October 1, 2006
Revenues	$1,959	$1,230	$—		$3,189
Interdivision revenues	58	91	(149)		—
Operating income (loss)	363	523	(950	)(1)	(64)

September 25, 2005
Revenues	$1,704	$1,022	$—		$2,726
Interdivision revenues	58	92	(150)		—
Operating income (loss)	307	397	(841	)(1)	(137)

(1)                Includes restructuring and related impairment of long-lived assets and purchased IPRD, if applicable.

10. LEGAL PROCEEDINGS AND CONTINGENCIES

In fiscal 2005, the General Services Administration (GSA) began auditing our records under the schedule contracts it had with us to verify our compliance with various contract provisions from October 1997 to February 2005. If the audit determines that we did not comply with such provisions, we may be required to pay the GSA a potential settlement. We have made a assessment of our exposure for such amounts potentially due and such assessment is reflected in our fiscal 2006 and 2005 consolidated financial statements. We cannot predict with reasonable certainty when the audit and the subsequent negotiation process will be concluded and it may take several quarters for all issues to be resolved.

In fiscal 2006 as part of a service-based sales arrangement involving a governmental institution in Mexico, we were required to deposit approximately $41 million with a surety company as collateral guaranteeing our performance under the arrangement. As of October 1, 2006 and June 30, 2006, this cash is classified as Other non-current assets, net, in our Condensed Consolidated Balance Sheet.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders, Sun Microsystems, Inc.

We have reviewed the condensed consolidated balance sheet of Sun Microsystems, Inc. as of October 1, 2006, and the related condensed consolidated statements of operations for the three-month period ended October 1, 2006 and September 25, 2005, and the condensed consolidated statements of cash flows for the three-month period ended October 1, 2006 and September 25, 2005. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sun Microsystems, Inc. as of June 30, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated September 1, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

San Jose, California

October 25, 2006

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

In the first quarter of fiscal 2006, we completed the acquisition of Storage Technology Corporation (StorageTek) which allowed us to broaden our offerings of storage products, services and solutions. Our results of operations for the quarter ended September 25, 2005 included the results for StorageTek from August 31, 2005, the date of acquisition and the beginning of the last month of StorageTek’s fiscal quarter. StorageTek has historically experienced a disproportionately high product revenue volume in the last month of each fiscal quarter. Therefore, the results of operations included for the three months ended September 25, 2005 are not indicative of the results for a full three months. StorageTek’s products revenues are included in Data Management and StorageTek’s services revenues are included in Support Services. Due to certain integration activities, it is no longer possible to accurately separately quantify the results of the former StorageTek business.

During the first quarter of fiscal 2007, we experienced a year over year increase in total net revenues of approximately 17.0%. Our Products net revenue for the first quarter of fiscal 2007 was favorably impacted by storage revenue related to the inclusion of a full quarter of the operations of StorageTek and increased sales of our entry-level and mid-range enterprise servers as a result of our fiscal 2006 introduction of certain UltraSPARC IV+, UltraSPARC T1 and Opteron-based systems. Our Services net revenue for the first quarter of fiscal 2007 was similarly favorably impacted by the inclusion of a full quarter of services revenue related to the operations of StorageTek and SeeBeyond Technology Corporation (SeeBeyond). We experienced a sequential quarterly decrease in total net revenues of approximately 16.7%, which reflects the normal seasonal decline we experience between the fourth quarter of the previous fiscal year and the first quarter of the next fiscal year.

During the first quarter of fiscal 2007, our year over year total gross margin decreased by approximately 0.6 of a percentage point. During the first quarter of fiscal 2007, our year over year Products gross margin decreased by approximately 0.6 of a percentage point due to the unfavorable impact of discounting pricing actions and an unfavorable shift in volume and mix, partially offset by manufacturing and component cost reductions. Our sequential quarterly Products gross margin increased by approximately 1.6 percentage points primarily due to a reduction in discounting actions and a favorable shift in product and volume mix, partially offset by an increase in cost. Our first quarter year over year Services gross margin decreased by 0.5 of a percentage point primarily due to the inclusion of a full quarter of the operations of StorageTek, partially offset by a favorable shift in product volume and mix.  Our sequential quarterly Services gross margin decreased by 1.2 percentage points primarily due to an increase in service costs.

During the first quarter of fiscal 2007, as compared with the corresponding period of fiscal 2006, our research and development expenses increased $34 million and our sales, general and administrative expenses increased $130 million. These increases were primarily due to the inclusion of a full fiscal quarter of StorageTek-related operating expenses and the inclusion of a full fiscal quarter of amortization cost associated with acquisition-related intangible assets, partially offset by savings resulting from our restructuring activities.

In the first quarter of fiscal 2007, we continued to execute on our global workforce and other costs reduction plan announced in fiscal 2006. As a result, we have recorded an incremental $7 million of workforce reduction charges and $14 million of facilities and related asset impairment charges in the quarter.

During the first quarter of fiscal 2007, our operating activities generated cash in-flows of $157 million. Cash management remains a priority and we plan to remain focused on our cash conversion cycle. At October 1, 2006, we had total cash, cash equivalents and marketable debt securities of approximately $4.7 billion. Our cash flows during the first quarter of fiscal 2007 included a $500 million payment to settle a portion of our Senior Notes, partially offset by $213 million in cash proceeds received from the sale of our Newark, California facility.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances, however, to the extent there are material differences between these estimates, judgments or assumptions and our actual results, our financial statements will be affected. We believe the accounting policies disclosed reflect our more significant assumptions, estimates and judgments and are the most critical to aid in fully understanding and evaluating our reported financial results. Our senior management has discussed the development, selection and disclosure of these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.

During the three months ended October 1, 2006, we believe there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2006 Form 10-K.

RESULTS OF OPERATIONS

Net Revenues

(dollars in millions, except revenue per employee dollars in thousands)

	Three Months Ended
	October 1,	September 25,
	2006	2005	Change
Computer Systems products	$1,468	$1,274	15.2%
Data Management products	491	430	14.2%
Products net revenue	$1,959	$1,704	15.0%
Percentage of total net revenues	61.4%	62.5%	(1.1	) pts
Support services	$987	$835	18.2%
Client Solutions and Educational services	243	187	29.9%
Services net revenue	$1,230	$1,022	20.4%
Percentage of total net revenues	38.6%	37.5%	1.1	pts
Total net revenues	$3,189	$2,726	17.0%
Revenue per employee(1)	$86	$78	10.3%

(1)             Revenue per employee is calculated by dividing the revenue during the period by the average number of employees during the period, including contractors. We use this as a measure of our productivity.

Due to the generally weakened U.S. dollar during the first quarter of fiscal 2007, as compared with the corresponding period of fiscal 2006, our total net revenues were favorably impacted by foreign currency exchange rates. The net foreign currency impact to our total net revenues is difficult to precisely measure. However, our best estimate of the foreign exchange rate impact during the first quarter of fiscal 2007 as compared with the corresponding period of fiscal 2006, was nil on Products net revenue and approximated a benefit of 2% of Services net revenue.

Products Net Revenue

Products net revenue consists of revenue generated from the sale of Computer Systems and Data Management products.

During the first quarter of fiscal 2007, as compared with the corresponding period in fiscal 2006, Computer Systems revenue increased primarily due to increased sales of our entry-level and mid-range enterprise servers based on increased demand resulting from our fiscal 2006 introduction of certain UltraSPARC IV+, UltraSPARC T1 and Opteron-based systems. During the first quarter of fiscal 2007, as compared with the corresponding period in fiscal 2006, Data Management revenue increased primarily due to the inclusion of StorageTek’s high and low-end tape storage product revenue for a full fiscal quarter.

Services Net Revenue

Services net revenue consists of revenue generated from Support services, Client Solutions and Educational Services.

Support services revenue consists primarily of maintenance contract revenue, which is recognized ratably over the contractual period. During the first quarter of fiscal 2007, as compared with the corresponding period in fiscal 2006, Support services net revenue increased due to the inclusion of a full fiscal quarter of the operations of StorageTek and SeeBeyond.

Client Solutions and Educational services revenue consists primarily of revenue generated from professional services, such as technical consulting that helps our customers plan, implement, and manage distributed network computing environments. The overall increase in Client Solutions and Educational Services revenues during the first quarter of fiscal 2007, as compared with the corresponding period in fiscal 2006, was primarily due to inclusion of the operations of StorageTek and SeeBeyond for a full fiscal quarter, as well as an increase in technical consulting revenue.

Net Revenues by Geographic Area

(dollars in millions)

	Three Months Ended
	October 1,	September 25,
	2006	2005	Change
United States	$1,296	$1,159	11.8%
Percentage of total net revenues	40.6%	42.5%	(1.9	) pts

International Americas (Canada and Latin America)	$217	$141	53.9%
Percentage of total net revenues	6.8%	5.2%	1.6	pts
EMEA (Europe, Middle East and Africa)	$1,131	$970	16.6%
Percentage of total net revenues	35.5%	35.6%	(0.1	) pts
APAC (Asia, Australia and New Zealand)	$545	$456	19.5%
Percentage of total net revenues	17.1%	16.7%	0.4	pts
Total International revenues	$1,893	$1,567	20.8%
Percentage of total net revenues	59.4%	57.5%	1.9	pts

Total net revenues	$3,189	$2,726	17.0%

United States (U.S.)

During the first quarter of fiscal 2007, as compared with the corresponding period of fiscal 2006, net revenues in the U.S. increased by $137 million due to the inclusion of the operations of StorageTek for a full fiscal quarter and increased sales of our entry level servers due to increased customer acceptance of certain UltraSPARC T1 based systems introduced in fiscal 2006. During the first quarter of fiscal 2007, we experienced increased demand in certain segments of the educational and state and local government sectors, partially offset by a decline in net revenues in other government and financial services sectors.

The following table sets forth net revenues in those geographic markets that contributed significantly to international net revenues during the first quarter of fiscal 2007 (dollars in millions):

	Three Months Ended
	October 1,	September 25,
	2006	2005	Change
United Kingdom	$284	$234	21.4%
Central and Northern Europe	$240	$156	53.8%
Japan	$200	$166	20.5%
Germany	$204	$216	(5.6)%

United Kingdom (UK)

During the first quarter of fiscal 2007, as compared with the corresponding period of fiscal 2006, net revenues in the UK increased by $50 million primarily due to the inclusion of StorageTek products and services revenue for a full fiscal quarter, the favorable impact of foreign currency exchange rates and our fiscal 2006 introduction of certain UltraSPARC IV+, UltraSPARC T1, and Opteron-based systems. This increase in demand is partially attributable to improved macroeconomic conditions, particularly in the energy, manufacturing and financial services sectors.

Central and Northern Europe (CNE)

During the first quarter of fiscal 2007, as compared with the corresponding period of fiscal 2006, net revenues in CNE increased by $84 million primarily due to the inclusion of StorageTek products and services revenue for a full fiscal quarter and increased demand for certain entry-level servers including our UltraSPARC T1-based servers.

Japan

During the first quarter of fiscal 2007, as compared with the corresponding period of fiscal 2006, net revenues in Japan increased by $34 million primarily due to the inclusion of StorageTek products and services revenue for a full fiscal quarter and a significant Computer Systems sale. These increases were partially offset by the unfavorable impact of foreign exchange rates and decreases in Data Management and Services revenue. Increased demand in the education and financial services sectors was partially offset by continued competitive pressure in the telecommunications sector.

Germany

During the first quarter of fiscal 2007, as compared with the corresponding period of fiscal 2006, net revenues in Germany decreased by $12 million primarily due a shift in product mix from sales of high-end datacenters to entry-level and mid-range enterprise servers. This decrease was partially offset by the inclusion of StorageTek products and services revenue for a full fiscal quarter and the favorable impact of foreign currency exchange rates.

Gross Margin

(dollars in millions)

	Three Months Ended
	October 1,	September 25,
	2006	2005	Change
Products gross margin	$836	$738	13.3%
Percentage of products net revenue	42.7%	43.3%	(0.6	) pts
Services gross margin	$552	$464	19.0%
Percentage of services net revenue	44.9%	45.4%	(0.5	) pts
Total gross margin	$1,388	$1,202	15.5%
Percentage of total net revenues	43.5%	44.1%	(0.6	) pts

Products Gross Margin

Products gross margin percentage is influenced by numerous factors including product volume and mix, pricing, geographic mix, foreign currency exchange rates, the mix between sales to resellers and end-users, third-party costs (including both raw material and manufacturing costs), warranty costs and charges related to excess and obsolete inventory. Many of these factors influence, or are interrelated with, other factors. As a result, it is difficult to precisely quantify the impact of each item individually. Accordingly, the following quantification of the reasons for the change in the products gross margin percentage is an estimate.

During the first quarter of fiscal 2007, as compared with the corresponding period of fiscal 2006, our products gross margin percentage decreased by 0.6 of a percentage point due to price reductions and sales discounting actions of approximately 4 percentage points and an unfavorable shift in volume and mix of approximately 1 percentage point, partially offset by manufacturing and component cost savings of approximately 4 percentage points.

Services Gross Margin

Services gross margin percentage is influenced by numerous factors including services mix, pricing, geographic mix, foreign currency exchange rates and third-party costs. Many of these factors influence, or are interrelated with, other factors. As a result, it is difficult to precisely quantify the impact of each item individually. Accordingly, the following quantification of the reasons for the change in the services gross margin percentage is an estimate.

During the first quarter of fiscal 2007, as compared with the corresponding period of fiscal 2006, our services gross margin decreased by 0.5 of a percentage point due to an increase in services costs partly as a result of the inclusion of the operations of StorageTek for a full fiscal quarter of approximately 2 percentage points, partially offset by a favorable shift in product volume and mix of nearly 2 percentage points.

Operating Expenses

(dollars in millions)

	Three Months Ended
	October 1,	September 25,
	2006	2005	Change
Research and development	$473	$439	7.7%
Percentage of total net revenues	14.8%	16.1%	(1.3	) pts
Selling, general and administrative	$958	$828	15.7%
Percentage of total net revenues	30.0%	30.4%	(0.4	) pts
Restructuring and related impairment of long-lived assets	$21	$12	75%
Percentage of total net revenues	0.7%	0.4%	0.3	pts
Purchased in-process research and development	$—	$60	(100%)
Percentage of total net revenues	—%	2.2%	(2.2	) pts
Total operating expenses	$1,452	$1,339	8.4%

Research and Development (R&D) Expenses

R&D expenses increased by $34 million during the first quarter of fiscal 2007, as compared with the corresponding period of fiscal 2006, primarily due to the inclusion of the expenses associated with the operations of StorageTek and SeeBeyond for a full fiscal quarter, partially offset by savings resulting from our restructuring activities. Included in the $34 million increase was a $36 million increase in compensation costs associated with salaries and bonuses, partially offset by a $6 million decrease in prototype expenses, depreciation expense and outside service costs.

We believe that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems, software, and microprocessor development, as well as continue to enhance existing products.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses increased by $130 million during the first quarter of fiscal 2007, as compared with the corresponding period of fiscal 2006, primarily due to the inclusion of the expenses associated with the operations of StorageTek and SeeBeyond for a full fiscal quarter, partially offset by savings resulting from our restructuring activities. Included in the $130 million increase was a $77 million increase in compensation and salaries and bonuses, a $25 million increase in amortization expense, a $23 million increase in facility-related expenses and a $12 million increase in outside services costs.

We are continuing to focus our efforts on achieving additional operating efficiencies by reviewing and improving upon our existing business processes and cost structure.

Restructuring and Related Impairment of Long-lived Assets

Restructuring and related impairment of long-lived assets charges for the three months ended October 1, 2006 were $21 million. These charges included $7 million in net severance and benefit costs, $6 million in accrued lease costs associated with excess facilities and $8 million associated with the impairment of certain long-lived assets.

Restructuring and related impairment of long-lived assets charges for the three months ended September 25, 2005 were $12 million, primarily due to $9 million in severance and benefit costs and $2 million in accrued lease costs associated with excess facilities.

For further detail, refer to Note 5 of our Consolidated Condensed Financial Statements.

Purchased In-Process Research and Development (IPRD)

Overview

In the first quarter of fiscal 2007, we recorded no IPRD expense, however, in the first quarter of fiscal 2006 we recorded total IPRD expense of $60 million related to our acquisitions of StorageTek and SeeBeyond. At the date of each acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and the IPRD had no alternative future uses. Accordingly, these amounts were expensed on the respective acquisition dates of each of the acquired companies.

Valuation

Through the engagement of an independent third party, we estimated the fair value of IPRD using the income approach. These calculations gave consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the product’s underlying technology. The value of the IPRD reflects the relative value and contribution of the acquired research and development. In determining the value assigned to IPRD, we considered the R&D’s stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the projected cost to complete the project.

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

Valuation assumptions

The following bullets summarize the significant assumptions underlying the valuation related to IPRD as of the relevant acquisition dates:

•                  Acquisition of StorageTek — We acquired $49 million in IPRD related to nine projects within StorageTek’s tape, disk and network product lines. At the date of acquisition, we estimated that development efforts were generally 50% - 60% complete and that approximately $56 million in additional costs were required to complete development. During the fourth quarter of fiscal 2006, as a result of our Phase VI restructuring activities, we exited certain StorageTek product lines comprising $9 million of the total $49 million assigned to IPRD as of the acquisition date. All other key product releases and major enhancements were completed during fiscal 2006, with the exception of VSM Open, which is scheduled for release during Q3FY2008. Ongoing feature and function enhancements on all of our acquired IPRD projects are expected to continue for several more years.

•                  Acquisition of SeeBeyond — We acquired $11 million in IPRD related to the development of ICAN version 5.1. At the date of acquisition, we estimated that development efforts were 75% complete and that approximately $3 million in additional costs were required to complete development. ICAN 5.1 was completed and released during the third quarter of fiscal 2006.

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

Gain (Loss) on Equity Investments

(dollars in millions)

	Three Months Ended
	October 1,	September 25,
	2006	2005	Change
Gain on equity investments, net	$—	$13	(100%)

As of October 1, 2006, our equity investment portfolio of $61 million consisted of $22 million in marketable equity securities, $19 million in equity investments in privately held companies and $20 million in investments in venture capital funds and joint ventures. The ongoing valuation of our investment portfolio remains uncertain and may be subject to fluctuations based on whether we participate in additional investment activity or as a result of the occurrence of events outside of our control.

Interest and Other Income, net

(dollars in millions)

	Three Months Ended
	October 1,	September 25,
	2006	2005	Change
Interest and other income, net	$42	$44	(4.5)%
Percentage of total net revenues	1.3%	1.6%

In the first quarter of fiscal 2007, as compared with the corresponding period of fiscal 2006, interest and other income, net, remained relatively flat. Interest and other income, net was unfavorably impacted by a decrease in interest income due to lower cash and marketable debt securities balances in the first quarter of fiscal 2007 as compared with the corresponding period of fiscal 2006. This decrease was partially offset by an increase in interest rates.

As of October 1, 2006, the average duration of our portfolio of marketable debt securities decreased to 0.18 years from 0.85 years at September 25, 2005. In general, we would expect the volatility of this portfolio to decrease as its duration decreases. The significant decrease in the average duration of our portfolio at October 1, 2006, was due to a strategic repositioning of our portfolio and the liquidation of securities in order to repatriate $2 billion of foreign earnings in the fourth quarter of fiscal 2006.

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

Income Taxes

(dollars in millions)

	Three Months Ended
	October 1,	September 25,
	2006	2005	Change
Provision for income taxes	$34	$43	(20.9)%

For the first quarter of fiscal 2007, we recorded an income tax provision of $34 million, as compared with $43 million for the first quarter of fiscal 2006. These tax provisions are primarily based on income generated in certain state and foreign tax jurisdictions. The tax provision for the first quarter of fiscal 2007 also includes a benefit of $14 million for the reduction in accrued withholding taxes on unremitted foreign earnings as a result of restructuring some of our European subsidiaries during the quarter.

We currently have provided a full valuation allowance on our U.S. deferred tax assets and a full or partial valuation allowance on certain overseas deferred tax assets. We intend to maintain these valuation allowances until sufficient positive evidence exists to support reversal of the valuation allowance in a specific taxing jurisdiction. Likewise, the occurrence of negative evidence with respect to certain of our foreign deferred tax assets could result in an increase to the valuation allowance. Our income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to our valuation allowance.

We are currently under examination by the IRS for tax returns filed in fiscal years 2001 through 2005. Although the ultimate outcome is unknown, we have reserved for potential adjustments and we believe that the final outcome will not have a material affect on our results of operations.

We have also provided amounts for other anticipated tax audit adjustments in the U.S., state and foreign tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest may be due. In addition, although specific foreign country transfer pricing exposures have not been identified, the risk of potential adjustment exists. If our estimate of the federal, state and foreign income tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

(dollars in millions)

	October 1,	June 30,
	2006	2006	Change
Cash and cash equivalents	$3,362	$3,569	$(207)
Marketable debt securities	1,309	1,279	30
Total cash, cash equivalents and marketable debt securities	$4,671	$4,848	$(177)
Percentage of total assets	33.6%	32.1%	1.5	pts

	Three Months Ended
	October 1,	September 25,
	2006	2005	Change
Cash provided by operating activities	$157	$224	$(67)
Cash provided by (used in) investing activities	109	(770)	879
Cash provided by (used in) financing activities	(473)	3	(476)
Net decrease in cash and cash equivalents	$(207)	$(543)	$336

Changes in Cash Flow

During the first quarter of fiscal 2007, our operating activities generated cash flows of $157 million. The following items significantly impacted our cash provided by operating activities:

•                  Net loss of $56 million included non-cash charges of approximately $267 million, which included depreciation and amortization of $123 million, amortization of acquisition-related intangible assets of $81 million and stock-based compensation of $58 million;

•                  Payment of $110 million in income tax; and

•                  Payments associated with severance and facilities restructuring liabilities totaling $87 million.

The reasons for certain changes in our working capital are discussed further in the cash conversion cycle section below.

During the first quarter of fiscal 2007, our cash provided by investing activities of $109 million was primarily attributable to proceeds from sale of property, plant and equipment, net, of $160 million, which included $213 million in cash received from the sale of our Newark, California facility. The increase in cash provided by investing activities is partially offset by the acquisition of spare parts and other assets of $34 million and purchases, net of proceeds from sales and maturities of marketable debt securities of $24 million. Our cash used in financing activities of $473 million was primarily attributable to $500 million paid to settle the current portion of our Senior Notes, partially offset by $27 million received from issuance of common stock, net.

Cash Conversion Cycle

	October 1,	June 30,
	2006	2006	Change
Days sales outstanding (DSO)(1)	57	64	7
Days of supply in inventory (DOS)(2)	29	22	(7)
Days payable outstanding (DPO)(3)	(65)	(59)	6
Cash conversion cycle	21	27	6
Inventory turns — products only	8.8	9.9	(1.1)

(1)             DSO measures the number of days it takes, based on a 90 day average, to turn our receivables into cash.

(2)             DOS measures the number of days it takes, based on a 90 day average, to sell our inventory.

(3)             DPO measures the number of days it takes, based on a 90 day average, to pay the balances of our accounts payable.

We ended the first quarter of fiscal 2007 with a cash conversion cycle of 21 days, an improvement of 6 days from June 30, 2006. The cash conversion cycle is the duration between the purchase of inventories and services and the collection of the cash for the sale of our products and services and is a metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of days sales outstanding (DSO) added to days of supply in inventories (DOS), reduced by days payable outstanding (DPO). DSO improved by 7 days due to seasonality and improved billings and collections throughout the quarter. DOS negatively impacted our cash conversion cycle by 7 days primarily due to seasonality and an increase in inventories from June 30, 2006. Our products inventory turn rate is at 8.8 turns at October 1, 2006 as compared to 9.9 turns at June 30, 2006. Inventory turns is annualized and represents the number of times product inventory is replenished during the year. Inventory management will continue to be an area of focus as we balance the need to maintain sufficient inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements. DPO improved 6 days due to seasonality despite the $154 million decrease in accounts payable from June 30, 2006.

Stock Repurchases

From time to time, our Board of Directors approves common stock repurchase programs allowing management to repurchase shares of our common stock in the open market pursuant to price-based formulas. In February 2001, we announced our intention to acquire up to $1.5 billion of our outstanding common stock under a stock repurchase program authorized by our Board of Directors. Under the February 2001 program, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including our projected cash flow requirements, our return to sustained profitability and our share price. During the the first three months of fiscal 2007 and fiscal year ended June 30, 2006, we did not repurchase common stock under our repurchase program. All prior repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. As of October 1, 2006, approximately $230 million of the $1.5 billion authorized remains unused and available for stock repurchase.

Borrowings

Our $550 million of unsecured senior debt securities (Senior Notes) outstanding are due in August 2009. The Senior Notes are subject to compliance with certain covenants that do not contain financial ratios. We are currently in compliance with these covenants. If we failed to be in compliance with these covenants, the trustee of the Senior Notes or holders of not less than 25% in principal amount of the Senior Notes would have the ability to demand immediate payment of all amounts outstanding.

In January 2005, our Board of Directors authorized our management to repurchase debt from time to time in partial or full tranches based on available cash and market conditions. As of October 1, 2006, we have not repurchased any debt.

In addition, we have uncommitted lines of credit aggregating approximately $451 million and no amounts were drawn from these lines of credit as of October 1, 2006. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

Contractual Obligations

Through the normal course of our business, we purchase or place orders for the necessary components of our products from various suppliers and have also committed to purchase certain outsourced services where we would incur a penalty if the agreement was canceled prior to a contractual minimum term. We estimate that our contractual obligations at October 1, 2006 were no more than $1,007 million and were primarily due in less than 1 year from October 1, 2006. This amount does not include contractual obligations recorded on the balance sheet as current liabilities. Contractual obligations for the purchase of goods or services are comprised of agreements that are enforceable and legally binding on Sun and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the appropriate timing of the transactions. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within a short time. In addition, we have a contractual obligation under the terms of our strategic alliance with Fujitsu, whereby we have committed to buy, provided certain conditions are met, Fujitsu products with a list price of $230 million within the first twelve months following full implementation of Sun’s distribution of Fujitsu products and approximately $265 million during the second twelve months following full implementation of Sun’s distribution of Fujitsu products, at a predetermined discount from list price, depending upon the type of product purchased.

Sun is insured by third-party insurers for certain potential liabilities, including worker’s compensation, general liability, automobile liability, employer’s liability, errors and omissions liability, employment practices liability, property, cargo and crime and directors and officers liability. We have self insured with regard to certain risks such as California earthquakes and as supplemental coverage for certain potential liabilities including, but not limited to general liability, automobile liability, employer’s liability, employment practices liability, directors and officers liability, workers compensation, errors and omissions liability, property, cargo, crime and employee life insurance. Effective July 1, 2006, we self-insure for all indemnification or defense payments we, as a company, may make to or on behalf of our directors and officers as a result of obligations under applicable agreements, Sun’s by laws and applicable law. We have self-insured between $2 million and $25 million per occurrence on these lines of coverage. Sun performs an annual actuarial analysis to develop an estimate of amounts to be paid for both claims reported and potential losses on activities that have occurred but have not yet been reported. Loss accruals were $36 million and $35 million as of October 1, 2006 and June 30, 2006, respectively.

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

In fiscal 2006 as part of a service-based sales arrangement involving a governmental institution in Mexico, we were required to deposit approximately $41 million with a surety company as collateral guaranteeing our performance under the arrangement. This cash is classified as other non-current assets, net, in our Condensed Consolidated Balance Sheet.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents in subsidiaries for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. At October 1, 2006, in addition to the $3,362 million in cash and cash equivalents, we had approximately $1,309 million in marketable debt securities that were available for shorter-term requirements, such as future operating, financing and investment activities, for a total cash and marketable debt securities position of approximately $4,671 million.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report, including the foregoing sections, contains forward-looking statements, particularly statements regarding: the estimated sublease income to be generated from sublease contracts not yet negotiated; estimated future restructuring liabilities; our expectations with respect to workforce and facility-related expenses; our expectations with respect to productivity improvement initiatives and expense reduction measures; our plans to continue to invest significant resources in new technologies and to enhance existing products; our plans to continue to focus our efforts on achieving additional cost efficiencies; our belief that the final outcome of an Internal Revenue Service examination of our tax returns filed for fiscal years 2001 through 2005 will not have a material affect on our results of operations; our estimated contractual obligations at October 1, 2006; our estimates of amounts to be paid for insurance claims; our belief that we have adequately reserved for potential adjustments resulting from an Internal Revenue Service examination of our tax returns for fiscal 2001 and 2002; our belief that the liquidity provided by existing cash, cash equivalents, marketable debt securities and cash generated from operations will provide sufficient capital to meet our requirements for at least the next twelve months; and our belief that the resolution of pending claims and legal proceedings will not have a material adverse affect on us.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth above and those contained in the section of this report and our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, increased competition; increased pricing pressures; the complexity of our products and the importance of rapidly and successfully developing and introducing new products; lack of acceptance of new products and services; unexpected changes in the demand for our products and services; delays in product introductions and projects; failure to further reduce costs or improve operating efficiencies; adverse business conditions; quality issues associated with our hardware or software products; our failure to comply with income tax laws or regulations; our dependence upon key employees; and that commercial real estate market conditions could affect our ability to sublease properties in our portfolio. Sun assumes no obligation to, and does not currently intend to, update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at October 1, 2006. Actual results may differ materially.

Interest Rate Sensitivity

Our investment portfolio consists primarily of fixed income instruments with an average duration of 0.18 years as of October 1, 2006 as compared with 0.85 years as of September 25, 2005. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three-month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, for example, a hypothetical 150 BPS increase in interest rates would result in an approximate $11 million decrease in the fair value of our investments in debt securities as of October 1, 2006.

We have also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest payable on the Senior Notes effectively becomes variable and thus matches the variable interest rate received from our cash and marketable debt securities. Accordingly, interest rate fluctuations impact the fair value of our Senior Notes outstanding, which will be offset by corresponding changes in the fair value of the swap agreements. However, by entering into these swap agreements, we have a cash flow exposure related to the risk that interest rates may increase. For example, at October 1, 2006, a hypothetical 150 BPS increase in interest rates would result in an approximate $8 million increase in interest expense over a one-year period.

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

Based on our foreign currency exchange instruments outstanding at October 1, 2006, we estimate a maximum potential one-day loss in fair value of approximately $2 million, as compared with $3 million as of June 30, 2006, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables, and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Equity Security Price Risk

We are exposed to price fluctuations on the marketable portion of equity securities included in our portfolio of equity investments. These investments are generally in companies in the high-technology sector, many of which are small capitalization stocks. We typically do not attempt to reduce or eliminate the market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $4 million decrease in the fair value of our available-for-sale equity investments as of October 1, 2006, as compared with $5 million as of September 25, 2005. At October 1, 2006, one equity security represented substantially all of the $22 million total fair value of the marketable equity securities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective such that the information required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to Sun’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, Sun becomes involved in claims and legal proceedings that arise in the ordinary course of its business. We are currently subject to several such claims and legal proceedings. We presently do not believe that the resolution of these legal proceedings will have a material adverse affect on us.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, which have not materially changed other than as set forth below. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our reliance on single source suppliers could delay product shipments and increase our costs.

We depend on many suppliers for the necessary parts and components to manufacture our products. There are a number of vendors producing the parts and components that we need. However, there are some components that can only be purchased from a single vendor due to price, quality, technology or other business constraints. For example, we currently depend on Texas Instruments for the manufacture of our UltraSPARC microprocessors, AMD for the Opteron processors used in our Sun Fire x64 servers, Imation for tape media used in certain tape storage products and several other companies for custom integrated circuits. In addition, we recently outsourced the manufacture of all of our legacy StorageTek tape drives and libraries to Solectron Corporation. If we were unable to purchase on acceptable terms or experienced significant delays or quality issues in the delivery of necessary parts, components or products from a particular vendor and we had to find a new supplier for these parts, components or products, our new and existing product shipments could be delayed, which could have a material adverse effect on our business, results of operations and financial condition.

Our sales to U.S. governmental agencies may suffer if our primary GSA schedule contract expires.

We no longer face risks associated with the expiration of our primary GSA schedule contract because the contract was renewed in September 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s purchases of its equity securities during the six months ended October 1, 2006.

				Approximate Dollar
			Total Number of Shares	Value of Shares That
			Purchased As Part of	May Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans
Period	Shares Purchased(1)	Paid Per Share	Plans or Programs(2)	or Programs(2)
March 27, 2006 through April 28, 2006	188,675	$0.09	—	$230,000,000
April 29, 2006 through May 26, 2006	8,141	$1.34	—	$230,000,000
May 27, 2006 through June 30, 2006	152,338	$2.22	—	$230,000,000
July 1, 2006 through August 4, 2006	2,413,430	$4.22	—	$230,000,000
August 5, 2006 through September 1, 2006	145,264	$1.59	—	$230,000,000
September 2, 2006 through October 1, 2006	512,102	$4.69	—	$230,000,000
Total	3,419,950	$3.85	—	$230,000,000

(1)    The total number of shares repurchased includes shares of restricted stock withheld for the payment of withholding taxes upon vesting of restricted stock and shares of unvested restricted stock repurchased by the Company from employees whose employment terminated before such shares vested.

(2)    From time to time, our Board of Directors approves common stock repurchase programs allowing management to repurchase shares of our common stock in the open market pursuant to price-based formulas. In February 2001, we announced our intention to acquire up to $1.5 billion of our outstanding common stock under a stock repurchase program authorized by our Board of Directors. Under the repurchase program, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including our projected cash flow requirements, our return to sustained profitability and our share price. During the six months ended October 1, 2006, we did not repurchase common stock under our repurchase program. As of October 1, 2006, approximately $230 million of the $1.5 billion authorized remained unused and available for repurchase under our repurchase program.

ITEM 6. EXHIBITS

See Index to Exhibits on Page 31 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN MICROSYSTEMS, INC.

	BY:	/s/ Michael E. Lehman
Michael E. Lehman
Chief Financial Officer and Executive Vice President, Corporate Resources (Principal Financial Officer)

	BY:	/s/ V. Kalyani Chatterjee
V. Kalyani Chatterjee
Chief Accounting Officer (Principal Accounting Officer)

Dated: November 9, 2006

INDEX TO EXHIBITS

Exhibit Number	Description
3.2(1)	Bylaws of the Registrant, as amended November 2, 2006.

10.1*	Chief Executive Officer Bonus Terms for FY07 under the Section 162(m) Executive Officer Performance-Based Bonus Plan.

10.2*	Executive Officer Bonus Terms for FY07 under the Section 162(m) Executive Officer Performance-Based Bonus Plan.

15.1	Letter re Unaudited Interim Financial Information

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

*                    Indicates a management contract or compensatory plan or arrangement.

(1)             Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 8, 2006.