Form 10-Q
period 2006-12-31
SUN MICROSYSTEMS, INC.
filed 2007-02-09
CIK 709519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES    ☐      No    ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 5, 2007
Common Stock — $0.00067 par value	3,600,753,376

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31, 2006	December 25, 2005	December 31, 2006	December 25, 2005
Net revenues:
Products	$2,260	$2,108	$4,219	$3,812
Services	1,306	1,229	2,536	2,251

Total net revenues	3,566	3,337	6,755	6,063
Cost of sales:
Cost of sales-products (including stock-based compensation expense of $4, $3, $7 and $5) (1)	1,228	1,223	2,351	2,189
Cost of sales-services (including stock-based compensation expense of $8, $7, $16 and $14) (1)	734	693	1,412	1,251

Total cost of sales	1,962	1,916	3,763	3,440

Gross margin	1,604	1,421	2,992	2,623
Operating expenses:
Research and development (including stock-based compensation expense of $17, $18, $34 and $35) (1)	507	541	980	980
Selling, general and administrative (including stock-based compensation expense of $29, $27, $59 and $51) (1)	978	1,056	1,936	1,884
Restructuring charges and related impairment of long-lived assets	26	10	47	22
Purchased in-process research and development	—	—	—	60

Total operating expenses	1,511	1,607	2,963	2,946

Operating income (loss)	93	(186)	29	(323)
Gain on equity investments, net	—	14	—	27
Interest and other income, net	63	25	105	69

Income (loss) before income taxes	156	(147)	134	(227)
Provision for income taxes	23	76	57	119

Net income (loss)	$133	$(223)	$77	$(346)

Net income (loss) per common share-basic and diluted	$0.04	$(0.07)	$0.02	$(0.10)

Shares used in the calculation of net income (loss) per common share — basic	3,525	3,424	3,511	3,415

Shares used in the calculation of net income (loss) per common share — diluted	3,626	3,424	3,566	3,415

(1)	For the three months ended December 31, 2006 and December 25, 2005 and six months ended December 31, 2006 and December 25, 2005, respectively.

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	December 31, 2006	June 30, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,613	$3,569
Short-term marketable debt securities	843	496
Accounts receivable, net	2,331	2,702
Inventories	605	540
Deferred and prepaid tax assets	233	209
Prepaid expenses and other current assets	737	757

Total current assets	7,362	8,273
Property, plant and equipment, net	1,579	1,812
Long-term marketable debt securities	1,381	783
Goodwill	2,571	2,610
Other acquisition-related intangible assets, net	772	929
Other non-current assets, net	637	675

	$14,302	$15,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$1	$503
Accounts payable	1,331	1,446
Accrued payroll-related liabilities	748	777
Accrued liabilities and other	1,042	1,190
Deferred revenues	1,631	1,988
Warranty reserve	236	261

Total current liabilities	4,989	6,165
Long-term debt	579	575
Long-term deferred revenues	567	506
Other non-current obligations	1,396	1,492
Stockholders’ equity	6,771	6,344

	$14,302	$15,082

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Six Months Ended
	December 31, 2006	December 25, 2005
Cash flows from operating activities:
Net income (loss)	$77	$(346)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	257	301
Amortization of other acquisition-related intangible assets	161	153
Stock-based compensation expense	116	105
Purchased in-process research and development	—	60
Gain on investments, net	—	(27)
Impairment of assets	12	—
Deferred taxes	(20)	4
Changes in operating assets and liabilities:
Accounts receivable, net	390	236
Inventories	(89)	66
Prepaid and other assets	51	232
Accounts payable	(106)	(88)
Other liabilities	(539)	(663)

Net cash provided by operating activities	310	33

Cash flows from investing activities:
Increase in restricted cash	(10)	(54)
Purchases of marketable debt securities	(1,894)	(1,227)
Proceeds from sales of marketable debt securities	662	3,440
Proceeds from maturities of marketable debt securities	296	163
Proceeds from sales of equity investments, net	7	14
Proceeds from sales (purchases) of property, plant and equipment, net	79	(130)
Purchases of spare parts and other assets	(58)	(40)
Payments for acquisitions, net of cash acquired	(10)	(3,150)

Net cash used in investing activities	(928)	(984)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	138	93
Principal payments on borrowings and other obligations, net	(476)	—

Net cash provided by (used in) financing activities	(338)	93

Net decrease in cash and cash equivalents	(956)	(858)
Cash and cash equivalents, beginning of period	3,569	2,051

Cash and cash equivalents, end of period	$2,613	$1,193

Supplemental disclosure of cash flow information:
Interest paid (net of interest received from swap agreements of $10 and $20, respectively)	$30	$20

Income taxes paid (received) (net of refunds of $51 and $154, respectively)	$$111	$(33)

Supplemental schedule of noncash investing activities:
Stock and options issued in connection with acquisitions	$—	$89

Net issuance of restricted stock awards (restricted stock and restricted stock units)	$130	$69

See accompanying notes.

SUN MICROSYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business

Sun Microsystems, Inc. (Sun) provides network computing infrastructure solutions that include Computer Systems (hardware and software), Data Management (hardware and software), Support Services, and Professional Services (formerly referred to as Client Solutions) and Educational Services. Sun’s solutions are based on Sun technology innovations such as the JavaTM technology platform, the SolarisTM Operating System, Sun Java products and the UltraSPARC® microprocessor technology, as well as other widely deployed technologies such as the Linux operating system and AMD OpteronTM microprocessor-based systems. Our network computing infrastructure solutions are used in a wide range of technical/scientific, business and engineering applications in industries such as telecommunications, government, financial services, manufacturing, education, retail, life sciences, media and entertainment, transportation, energy/utilities and healthcare. We sell complete networking solutions, including products and services, in most major markets worldwide through a combination of direct and indirect channels. In the first quarter of fiscal 2006, we completed the acquisition of Storage Technology Corporation (StorageTek), which allowed us to broaden our offerings of storage products, services and solutions.

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

Diluted net income (loss) per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist primarily of stock options and restricted stock awards (restricted stock and restricted stock units that are settled in stock).

For the three and six months ended December 31, 2006 we added 101 million and 55 million common equivalent shares, respectively, to our basic-weighted-average shares outstanding to compute the diluted weighted-average shares outstanding for these periods. We are required to include these dilutive shares in our calculations of net income per share for the three and six months ended December 31, 2006 because we earned a profit during these periods. If we had earned a profit during the three and six months ended December 25, 2005, we would have added 20 million and 13 million common equivalent shares, respectively, to our basic weighted-average shares outstanding to compute the diluted weighted-average shares outstanding for these periods.

Recent Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces Accounting Principles Board Opinions (APB)

20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. Our adoption of SFAS 154 in the first quarter of fiscal 2007 did not have a material impact on our results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective in the first quarter of fiscal 2008, with the cumulative effect, of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying the materiality of misstatements in the financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application for the first interim period of the same fiscal year is encouraged. The application of SAB 108 in the first quarter of fiscal 2007 did not have a material effect on our results of operations or financial position.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used in measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

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

3.	Balance Sheet Details

Inventories

Inventories consisted of the following (in millions):

	December 31, 2006	June 30, 2006
Raw materials	$126	$68
Work in process	106	97
Finished goods	373	375

	$605	$540

Other non-current assets

As part of a service-based sales arrangement entered into in fiscal year 2006 involving a governmental institution in Mexico, we were required to deposit funds with a surety company as collateral guaranteeing our performance under the arrangement. As of December 31, 2006 and June 30, 2006, such deposits approximated $48 million and $41 million, respectively, and are classified as other non-current assets, net, in our Condensed Consolidated Balance Sheets.

Warranty Reserve

We accrue for our product warranty costs at the time of shipment. These product warranty costs are estimated based upon our historical experience and specific identification of product requirements, which may fluctuate based on product mix.

The following table sets forth an analysis of the warranty reserve activity (in millions):

Balance at June 30, 2006	$261
Charged to costs and expenses	160
Utilized	(185)

Balance at December 31, 2006	$236

4.	Goodwill and Other Acquisition-related Intangible Assets

Information regarding our goodwill is as follows (in millions):

	Products Group	Services Group	Total
Balance at June 30, 2006	$1,321	$1,289	$2,610
Goodwill acquired during the period	—	7	7
Adjustment to acquired companies’ tax reserves	(19)	(25)	(44)
Other adjustment	—	(2)	(2)

Balance at December 31, 2006	$1,302	$1,269	$2,571

Information regarding our other acquisition-related intangible assets is as follows (in millions):

	Gross Carrying Amount			Accumulated Amortization			Net
	June 30, 2006	Additions	December 31, 2006	June 30, 2006	Additions	December 31, 2006	December 31, 2006
Developed technology	$889	$3	$892	$(471)	(74)	$(545)	$347
Customer base	650	1	651	(204)	(78)	(282)	369
Trademark	63	—	63	(10)	(2)	(12)	51
Acquired workforce and other	94	—	94	(82)	(7)	(89)	5

	$1,696	$4	$1,700	$(767)	(161)	$(928)	$772

Amortization expense of other acquisition-related intangible assets was $80 million and $161 million for the three and six months ended December 31, 2006, respectively, and $107 million and $153 million for the three and six months ended December 25, 2005, respectively. Our acquisition-related intangible assets are primarily amortized over periods ranging from one to five years on a straight-line basis.

For the fiscal years ending June 30, estimated amortization expense of other acquisition-related intangible assets for acquisitions completed prior to December 31, 2006, is as follows (in millions):

Remainder of 2007	$151
2008	276
2009	255
2010	50
2011	4
Thereafter	36

$772

5.	Restructuring Charges and Related Impairment of Long-lived Assets

In accordance with SFAS 112, “Employers’ Accounting for Post Employment Benefits” (SFAS 112) and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), we recognized a total of $47 million and $22 million in restructuring and related impairment of long-lived assets in the six months ended December 31, 2006 and December 25, 2005, respectively. Restructuring and related impairment of long-lived assets charges for the three and six months ended December 31, 2006 were $26 million and $47 million, respectively. The determination of when we accrue for severance costs and which standard applies depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by SFAS 146 or under an on-going benefit arrangement as described in SFAS 112.

We estimated the cost of exiting and terminating our facility leases or acquired leases by referring to the contractual terms of the agreements and by evaluating the current real estate market conditions. In addition, we have estimated sublease income by evaluating the current real estate market conditions or, where applicable, by referring to amounts being negotiated. As of December 31, 2006, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $26 million. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon the commercial real estate market conditions in certain geographies at the time we perform our evaluations or negotiate the lease termination and sublease arrangements with third parties. The amounts we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change.

Restructuring Plan VI

In May 2006, we implemented a plan to better align our resources with our strategic business objectives (Restructuring Plan VI). As part of this plan, we expect to reduce our workforce by approximately 4,000 employees across certain business functions, operating units and geographic regions, and to implement other expense reduction measures. Through the second quarter of fiscal 2007, we reduced our workforce by approximately 1,900 employees and recognized cumulative expenses relating to severance and benefit costs of $157 million, primarily in workforce reduction charges associated with Restructuring Plan VI.

Restructuring Plan V

In June 2005, we implemented a workforce reduction and in July 2005, we committed to a facility exit plan (Restructuring Plan V). This plan included reducing our workforce across all levels, business functions, operating units and geographic regions. Through the second quarter of fiscal 2007, we reduced our workforce by approximately 1,400 employees, and recognized cumulative expenses relating to severance and benefit costs of $98 million, associated with Restructuring Plan V. As of December 31, 2006, all employees to be terminated as a result of Restructuring Plan V had been notified in accordance with local employment laws. All facilities relating to the amounts accrued under this restructuring plan were exited by December 31, 2006 in accordance with SFAS 146.

In the fourth quarter of fiscal 2006, we committed to the closure of our Newark, California campus and as a result recognized an impairment loss of approximately $80 million in accordance with SFAS 144. We completed the sale of our Newark, California campus in the first quarter of fiscal 2007 and received approximately $213 million, net of $1 million in closing costs, which is included in the “Proceeds from sales (purchases) of property, plant and equipment, net” in our Condensed Consolidated Statements of Cash Flows.

Restructuring Plans Prior to Phase V

Prior to the initiation of Restructuring Plan V, we implemented certain workforce reduction and facilities exit actions. As of June 30, 2006, all employees to be terminated under these plans had been notified and all facilities relating to the amounts accrued under these restructuring plans were exited by June 30, 2005.

The following table sets forth an analysis of our restructuring accrual activity for the six months ended December 31, 2006 (in millions):

	Restructuring Plans						Total
	VI		V		Prior to V
	Severance and Benefits	Facilities Related and Other	Severance and Benefits	Facilities Related and Other	Severance and Benefits	Facilities Related and Other
Balance as of June 30, 2006	$132	$—	$21	$1	$6	$300	$460
Severance and benefits	33	—	—	—	—	—	33
Accrued lease costs	—	—	—	—	—	—	—
Property and equipment impairment	—	12	—	—	—	—	12
Provision adjustments	(9)	3	(3)	3	(4)	12	2

Total restructuring charges	24	15	(3)	3	(4)	12	47
Cash paid	(115)	—	(18)	—	(2)	(42)	(177)
Non-cash	—	(15)	—	(3)	—	—	(18)

Balance as of December 31, 2006	$41	$—	$—	$1	$—	$270	$312

The above restructuring charges are based on estimates that are subject to change. Changes to the previous estimates have been reflected as “Provision adjustments” in the above table in the period the changes in estimates were made. Accrued lease costs include accretion adjustments associated with the passage of time.

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. Our accrual as of December 31, 2006 for facility-related leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2016. As of December 31, 2006, of the total $312 million accrual for workforce reductions and facility-related leases, $94 million was classified as current accrued liabilities and other and the remaining $218 million was classified as other non-current obligations.

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

Acquisition-related Restructuring Costs

As a result of our acquisition of StorageTek, we have recorded acquisition-related restructuring costs associated with the costs of integrating the operating locations and activities of StorageTek with those of Sun and eliminating duplicative activities. Emerging Issues Task Force (EITF) 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations” requires that these acquisition-related restructuring costs, which are not associated with the generation of future revenues and have no future economic benefit, be recorded as assumed liabilities in the allocation of the purchase price. As a result, during the year ended June 30, 2006, we recorded approximately $172 million of restructuring costs in connection with the StorageTek acquisition, which are based upon plans committed to by management. To estimate restructuring liabilities, management utilized assumptions of the number of employees that would be involuntarily terminated and of costs associated with the disposition of duplicate or excess acquired facilities. Decreases to the estimate of costs associated with executing the currently approved acquisition-related restructuring plans are recorded as adjustments to goodwill indefinitely, whereas increases to the estimates are recorded as adjustments to goodwill during the purchase price allocation period and as operating expenses thereafter. The following table sets forth an analysis of the acquisition-related restructuring liabilities for StorageTek for the six months ended December 31, 2006 (in millions):

	Severance and Benefits	Facilities Related	Termination of Contract	Total
Balance as of June 30, 2006	$73	$45	$27	$145
Cash paid	(34)	(9)	(14)	(57)
Provision adjustments	—	3	—	3

Balance as of December 31, 2006	$39	$39	$13	$91

As of December 31, 2006, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $8 million. The balance of the StorageTek severance accrual at December 31, 2006 is expected to be utilized during the remainder of fiscal 2007 and 2008 due to legal restrictions imposed in certain European countries, and is expected to be funded through cash flows from the combined operations.

6.	Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2006	December 25, 2005	December 31, 2006	December 25, 2005
Net income (loss)	$133	$(223)	$77	$(346)
Change in unrealized value on investments, net	(2)	(15)	(5)	(32)
Change in unrealized fair value of derivative instruments and other, net	(5)	(2)	(2)	(3)
Translation adjustments, net	66	(69)	103	(88)

	$192	$(309)	$173	$(469)

The components of accumulated other comprehensive income were as follows (in millions):

	December 31, 2006	June 30, 2006
Unrealized gains on investments, net	$4	$9
Unrealized losses on derivative instruments and other, net	(22)	(20)
Cumulative translation adjustments, net	294	191

	$276	$180

7.	Income Taxes

For the second quarter and first half of fiscal 2007, we recorded income tax provisions of $23 million and $57 million, respectively, as compared with $76 million and $119 million for the corresponding periods of fiscal 2006. These tax provisions are primarily based on income generated in certain state and foreign tax jurisdictions. The first quarter of fiscal 2007 includes a benefit of $14 million for the reduction in accrued withholding taxes on unremitted foreign earnings as a result of restructuring certain European subsidiaries during the quarter. The second quarter of fiscal 2007, includes a benefit of approximately $31 million primarily due to a tax law change in Germany, repayment of intercompany loans of certain international subsidiaries, and the final resolution of two state tax claims.

We currently have provided a full valuation allowance on our U.S. deferred tax assets and a full or partial valuation allowance on certain overseas deferred tax assets. We intend to maintain these valuation allowances until sufficient positive evidence exists to support the reversal of a valuation allowance in a specific taxing jurisdiction. Likewise, the occurrence of negative evidence with respect to certain of our foreign deferred tax assets could result in an increase to the valuation allowance. Our income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to our valuation allowances.

During the third quarter of fiscal 2006, we received a revenue agent report from the Internal Revenue Service relating to their examination of our tax returns filed for fiscal years 2001 and 2002. Pursuant to the report, the Internal Revenue Service has proposed various adjustments, resulting in a tax assessment of approximately $27 million. On April 17, 2006, we filed a protest with the Internal Revenue Service to contest several items. Although the ultimate outcome is unknown, we believe that we have adequately reserved for these potential adjustments and the final outcome will not have a material adverse effect on our results of operations.

We are currently under examination by the IRS for tax returns filed in fiscal years 2001 through 2005. Although the ultimate outcome is unknown, we have reserved for potential adjustments and we believe that the final outcome will not have a material effect on our results of operations.

We have also provided amounts for other anticipated tax audit adjustments in the U.S., state and foreign tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest may be due. In addition, although specific foreign country transfer pricing exposures have not been identified, the risk of potential adjustment exists. If our estimate of the federal, state and foreign income tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which we determine the liabilities are no longer necessary.

8.	Stock-Based Compensation

We have a stock-based compensation program that provides our Board of Directors with broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and restricted stock awards. These awards to employees are granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting 20% on each annual anniversary of the grant date over five-years and expire eight years from the grant date. Restricted stock awards are generally time-based, vesting 50% in two tranches within a five year period from the grant date. We also have a Directors’ Stock Option Plan that provides for the automatic grant of stock options to non-employee members of our Board of Directors on the date such persons initially become directors, and on the date of each annual meeting of stockholders at which such persons are re-elected as directors. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the date of purchase. Shares issued as a result of stock option exercises, restricted stock awards and our ESPP are generally first issued out of treasury stock. As of December 31, 2006, we had approximately 363 million shares of common stock reserved for future issuance under these plans.

On July 1, 2005, we adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense after adoption includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to July 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, ESPP and options assumed as a result of our acquisitions included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2006	December 25, 2005	December 31, 2006	December 25, 2005
Cost of sales — products	$4	$3	$7	$5
Cost of sales — services	8	7	16	14
Research and development	17	18	34	35
Selling, general and administrative	29	27	59	51

Stock-based compensation expense before income taxes	58	55	116	105
Income tax benefit	—	—	—	—

Total stock-based compensation expense after income taxes	$58	$55	$116	$105

Net cash proceeds from the exercise of stock options were $59 million and $97 million for the three and six months ended December 31, 2006, respectively, and $38 million and $40 million for the three and six months ended December 25, 2005, respectively. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows. No income tax benefit was realized from stock option exercises during the three- and six-month periods ended December 31, 2006 and December 25, 2005.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and six months ended December 31, 2006 and December 25, 2005, respectively:

Options	Three Months Ended		Six Months Ended
	December 31, 2006	December 25, 2005	December 31, 2006	December 25, 2005
Expected life (in years)	4.6	4.8	4.6	4.8
Interest rate	4.56%	4.42%	4.69%	4.14%
Volatility	45.61%	42.07%	46.38%	42.82%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$2.34	$1.65	$2.23	$1.57

Employee Stock Purchase Plan	Three Months Ended		Six Months Ended
	December 31, 2006	December 25, 2005	December 31, 2006	December 25, 2005
Expected life (in years)	0.5	0.5	0.5	0.5
Interest rate	5.05%	3.77%	5.00%	3.49%
Volatility	33.32%	36.35%	33.56%	39.29%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$0.78	$0.96	$0.76	$0.97

Our computation of expected volatility for the quarter ended December 31, 2006 is based on a combination of historical and market-based implied volatility. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option activity for the six months ended December 31, 2006, is as follows (in millions, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2006	523	$11.28
Grants and acquisition-related assumed options	24	4.98
Exercises	(28)	3.51
Forfeitures or expirations	(54)	11.52

Outstanding at December 31, 2006	465	$11.39	4.1	$416

Exercisable at December 31, 2006	323	$14.63	3.1	$218

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Sun’s closing stock price on the last trading day of our second quarter of fiscal 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of Sun’s stock. The total intrinsic value of options exercised is $29 million and $47 million for the three and six months ended December 31, 2006, respectively, and $18 million and $21 million for the three and six months ended December 25, 2005, respectively. The total fair value of options vested is $34 million and $87 million for the three and six months ended December 31, 2006, respectively, and $38 million and $92 million for the three and six months ended December 25, 2005, respectively.

As of December 31, 2006, $295 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2 years.

The following table summarizes our restricted stock activity for the six months ended December 31, 2006 (in millions, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)
Restricted stock at June 30, 2006	46	$4.16
Granted	32	5.16
Vested	(12)	3.73
Forfeited	(4)	4.33

Restricted stock at December 31, 2006	62	$4.75

As of December 31, 2006, we retained purchase rights to 7 million shares issued pursuant to stock purchase agreements and other stock plans at a weighted-average price of approximately $0.01 per share.

As of December 31, 2006, $215 million of total unrecognized compensation costs related to restricted stock is expected to be recognized over a weighted-average period of four years.

9.	Operating Segments

We design, manufacture, market and service network computing infrastructure solutions that consist of Computer Systems (hardware and software), Data Management (hardware and software), Support Services and Professional Services and Educational Services. Our organization is primarily structured in a functional manner. During the periods presented, our current Chief Executive Officer was identified as our Chief Operating Decision Maker (CODM) as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131).

Our CODM manages our company based primarily on broad functional categories of sales, services, manufacturing, product development and engineering, and marketing and strategy. Our CODM reviews consolidated financial information on revenues and gross margins for products and services and also reviews operating expenses, certain of which have been allocated to our two operating segments. Our Products Group segment comprises our end-to-end networking architecture of computing products including our Computer Systems and Data Management systems product lines. Our Services Group segment comprises a full range of services to existing and new customers, including Support Services and Professional Services and Educational Services. StorageTek’s former storage and services segments have been included in our Products Group and Services Group segments, respectively.

We have a Worldwide Operations (WWOPS) organization and a Global Sales and Services (GSS) organization (formerly referred to as the Global Sales Organization (GSO)) that, respectively, manufacture and sell all of our products. The CODM holds the GSS accountable for overall products and services revenue and margins at a consolidated level. GSS and WWOPS manage the majority of our accounts receivable and inventory, respectively. In addition, we have a Worldwide Marketing Organization (WMO) that is responsible for developing and executing Sun’s overall corporate, strategic and product marketing and advertising strategies. The CODM looks to this functional organization for advertising, pricing and other marketing strategies for the products and services delivered to market. Operating expenses (primarily sales, marketing and administrative) related to the GSS and the WMO are not allocated to the reportable segments and, accordingly, are included under the Other segment reported below.

Segment information

The following table presents revenues, interdivision revenues and operating income (loss) for our segments. The Other segment consists of certain functional groups that did not meet the requirements for a reportable segment as defined by SFAS 131, such as GSS and WMO and other miscellaneous functions such as Finance, Human Resources and Legal (in millions):

	Products Group	Services Group	Other	Total
Three Months Ended:
December 31, 2006
Revenues	$2,260	$1,306	$—	$3,566
Interdivision revenues	58	88	(146)	—
Operating income (loss)	525	543	(975)	93
December 25, 2005
Revenues	$2,108	$1,229	$—	$3,337
Interdivision revenues	58	89	(147)	—
Operating income (loss)	380	469	(1,035)	(186)

	Products Group	Services Group	Other	Total
Six Months Ended:
December 31, 2006
Revenues	$4,219	$2,536	$—	$6,755
Interdivision revenues	116	179	(295)	—
Operating income (loss)	889	1,066	(1,926)	29
December 25, 2005
Revenues	$3,812	$2,251	$—	$6,063
Interdivision revenues	116	181	(297)	—
Operating income (loss)	687	866	(1,876)	(323)

10.	Legal Proceedings

The General Services Administration (the GSA) is in the process of completing an audit of our prior GSA Multi-Award Schedule, in effect prior to September 9, 2006, to verify our compliance with various contract provisions from October 1997 to February 2005. The GSA has not provided us with a final audit report or a statement of any amounts the GSA believes may be owing or a demand for payment. If the GSA determines that Sun did not comply with its obligations under our schedules, it can seek various administrative remedies, together with claims for damages and other sanctions. We have made an assessment of the probable loss resulting from the audit and such amounts are reflected in our fiscal 2006 and 2005 consolidated financial statements. Given that the GSA has not provided us with a final audit report or made a demand to settle any liability, the actual amount of loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements. We cannot predict with reasonable certainty when we will be notified of the results of the audit or when any subsequent discussions with the GSA will be concluded, and it may take several quarters for all of the issues related to this matter to be resolved. On September 9, 2006, Sun and the GSA entered into new schedules, which will expire on August 18, 2009.

In December 2005, Sun and its subsidiary SeeBeyond Technology Corporation (SeeBeyond) were served with separate subpoenas from the Department of Energy (DOE) and the GSA seeking information regarding alliance relationships among technology manufacturers and systems integrators, and other subjects. We became aware shortly thereafter that several of our competitors and other technology vendors had received similar subpoenas. Since receiving the subpoenas, we have been actively cooperating with the government's information requests. In December 2006, we were informed that a qui tam action associated with the subpoenas described above had been filed against Sun and other defendants in the United States District Court for the District of Arkansas. The complaint was filed, and remains, under seal, and we are not required to file any response at this time. We are continuing to cooperate with the government. In the event we are required to defend the action, we intend to present a vigorous factual and legal defense. It is too early for us to determine the nature and scope of the action or whether this matter will have a material adverse effect on our business, financial position, results of operations or cash flows.

11.	Subsequent Events

On January 23, 2007, we entered into a $700 million private placement transaction with KKR Private Equity Investors, L.P. in the form of $350 million of convertible senior notes due in 2012, and $350 million of convertible senior notes due in 2014 (collectively, the KKR Notes). The KKR Notes will pay interest semi-annually at a rate of 0.625% and 0.75% per annum, respectively. The KKR Notes will be convertible, at the holder's option during specified periods, into approximately 97 million shares at a conversion price of $7.21 per share, at a premium of 25% from the January 22, 2007 closing stock price for our common stock. Upon conversion, we will deliver cash up to the principal amount, and at our option, cash or stock equal to the remaining conversion value.

Concurrently with the issuance of the KKR Notes, we entered into convertible note hedge transactions intended to offset the dilution to our common stock resulting from potential future conversion of the KKR Notes. These hedge transactions consisted of the purchase of call options allowing us to purchase approximately 97 million shares of our common stock from a financial institution at $7.21 per share, which call options expire on the same dates as the KKR Notes. Under these call options, the financial institution is obligated to deliver to us cash or shares, at our option, to fulfill the conversion value of the KKR Notes. We also sold two tranches of warrants to the same financial institution, consisting of approximately 48.5 million shares at a strike price of $9.23 per share expiring in 2012, and approximately 48.5 million shares at a strike price of $10.10 per share expiring in 2014. The net cost of the call options and warrants was approximately $83 million.

On January 25, 2007, the California Supreme Court denied a petition seeking to overturn a previous Court of Appeals ruling, resulting in a final judgment in our favor. Based on that final judgment, we were able to eliminate certain pre-acquisition contingent liabilities assumed in the StorageTek acquisition. Those contingencies related primarily to an unfavorable judgment made in June 2004. The elimination of this contingency resulted in an increase of approximately $16 million to our previously announced net income for the second quarter and first half of fiscal 2007. This adjustment is included in "Interest and other income, net" in our condensed consolidated statements of operations for the periods then ended.

On January 29, 2007 we received a letter from a customer notifying us of their intent to terminate their contract with us, as a result of a reduction in their annual fiscal funding, which occurred in December 2006. Based on our interpretation of the contract provisions and information currently available to us, we estimate that we will incur a loss totaling approximately $9 million associated with this termination. The loss has been accrued in the results of our operations for the second quarter ended December 31, 2006 and is included in “Cost of sales — products” ($3 million) and “Cost of sales — services” ($6 million), respectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders, Sun Microsystems, Inc.

We have reviewed the condensed consolidated balance sheet of Sun Microsystems, Inc. as of December 31, 2006, and the related condensed consolidated statements of operations for the three-month and six-month periods ended December 31, 2006 and December 25, 2005, and the condensed consolidated statements of cash flows for the six-month periods ended December 31, 2006 and December 25, 2005. These financial statements are the responsibility of the Company’s management.

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

February 8, 2007

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes to Previously Announced Fiscal 2007 Second Quarter Results

As a result of certain subsequent events, we have made adjustments to our preliminary reported results for the second quarter of fiscal 2007, announced on January 23, 2007. These adjustments resulted in a net increase in second quarter net income of $7 million from $126 million to $133 million, and related to an increase in “Interest and other income, net” of $16 million due to the favorable resolution of a legal contingency and the accrual of a $9 million loss related to the termination of a customer contract. See Footnote 11 to the condensed consolidated financial statements for more information.

The following is intended to be an overview of the areas that management believes are important in understanding the results of the quarter. This overview is not intended as a substitute for the detail provided in the following pages or for the condensed consolidated financial statements and notes that appear elsewhere in this document.

Executive Overview

Sun Microsystems, Inc. (Sun) provides network computing infrastructure solutions that include Computer Systems (hardware and software), Data Management (hardware and software), Support Services, and Professional Services (formerly referred to as Client Solutions) and Educational Services. Sun’s solutions are based on major Sun technology innovations such as the Java technology platform, the Solaris Operating System (Solaris OS), Sun Java products and the UltraSPARC microprocessor technology, as well as other widely deployed technologies such as the Linux operating system and AMD Opteron microprocessor-based systems. Our network computing infrastructure solutions are used in a wide range of technical/scientific, business and engineering applications in industries such as telecommunications, government, financial services, manufacturing, education, retail, life sciences, media and entertainment, transportation, energy/utilities and healthcare. We sell complete networking solutions, including products and services, in most major markets worldwide through a combination of direct and indirect channels.

In the first quarter of fiscal 2006, we completed the acquisition of Storage Technology Corporation (StorageTek), which allowed us to broaden our offerings of storage products, services and solutions. Our results of operations for the six months ended December 25, 2005 included the results for StorageTek from August 31, 2005, the date of acquisition and the beginning of the last month of StorageTek’s fiscal quarter. StorageTek historically experienced a disproportionately high product revenue volume in the last month of each fiscal quarter. Therefore, the results of operations included for the six months ended December 25, 2005 are not indicative of the results for a full six months. StorageTek’s products revenues are included in Data Management and StorageTek’s services revenues are included in Support Services. Due to certain integration activities, it is no longer possible to accurately quantify the results separately for the former StorageTek business.

During the second quarter of fiscal 2007, we experienced a year-over-year increase in total net revenues of approximately 7%. Our Products net revenue for the second quarter of fiscal 2007 was favorably impacted by increased sales of our entry-level and mid-range enterprise SPARC® servers, and our Opteron x64-based servers, as well as favorable changes in foreign currency exchanges rates. SPARC server revenue was most significantly impacted by the growth of our chip multi-threading (CMT) systems products. Increased sales of our full range of server products was partially attributable to increased acceptance of our Solaris 10 operating system. Our Services net revenue for the second quarter of fiscal 2007 was also impacted favorably by changes in foreign currency exchange rates. We experienced a sequential quarterly increase in total net revenues of approximately 12%, primarily due to the increased sales of certain mid-range servers and data centers as well as the typical seasonal increase we experience between the first and second fiscal quarters.

During the second quarter of fiscal 2007, our year-over-year total gross margin increased by approximately 2.4 percentage points. During the second quarter of fiscal 2007, our year-over-year Products gross margin increased by approximately 3.7 percentage points primarily due to benefits associated with decreasing material costs, partially offset by unfavorable changes in product mix. Our sequential quarterly Products gross margin increased by approximately 3 percentage points primarily due to decreasing material costs and a favorable shift in product mix, which included increased software sales. Our second quarter year-over-year Services gross margin increased by 0.2 percentage points primarily due to improved utilization and a favorable impact from the increase in services volume. Our sequential quarterly Services gross margin decreased by 1.1 percentage points primarily due to unfavorable changes in services sales mix attributable to increased revenue from Professional Services and Educational Services, which yields lower margins, partially offset by benefits realized from improved utilization and volume efficiencies.

During the second quarter of fiscal 2007, as compared with the corresponding period of fiscal 2006, our research and development expenses decreased $34 million and our sales, general and administrative expenses decreased $78 million. These decreases were primarily due to cost savings resulting from our restructuring activities, partially offset by an increase in compensation related expenses for continuing employees. Sequentially, our research and development expenses increased $34 million and our sales, general and administrative expenses increased $20 million. These increases were primarily due to an increase in compensation-related expenses for continuing employees and increases in certain prototype expenses associated with new product releases and additional research and development activities, partially offset by cost savings resulting from a reduction of excess facilities achieved as part of our restructuring activities.

In the second quarter of fiscal 2007, we continued to execute on our global workforce and other costs reduction plan announced in fiscal 2006. As a result, we recorded an incremental $10 million of workforce reduction charges and $16 million of facilities and related asset impairment charges in the quarter.

During the first half of fiscal 2007, our operating activities generated cash in-flows of $310 million. Cash management remains a priority and we plan to remain focused on our cash conversion cycle. At December 31, 2006, we had total cash, cash equivalents and marketable debt securities of approximately $4.8 billion. Our cash flows during the first half of fiscal 2007 included a $500 million payment to settle a portion of our Senior Notes, partially offset by $213 million in cash proceeds received from the sale of our Newark, California facility.

On January 25, 2007, the California Supreme Court denied a petition seeking to overturn a previous Court of Appeals ruling, resulting in a final judgment in our favor. Based on that final judgment, we were able to eliminate certain pre-acquisition contingent liabilities assumed in the StorageTek acquisition. Those contingencies related primarily to an unfavorable judgment made in June 2004. The elimination of this contingency resulted in an increase of approximately $16 million to our previously announced net income for the second quarter and first half of fiscal 2007. This adjustment is included in "Interest and other income, net" in our condensed consolidated statements of operations for the periods then ended.

On January 29, 2007 we received a letter from a customer notifying us of their intent to terminate their contract with us, as a result of a reduction in their annual fiscal funding, which occurred in December 2006. Based on our interpretation of the contract provisions and information currently available to us, we estimate that we will incur a loss totaling approximately $9 million associated with this termination. The loss has been accrued in the results of our operations for the second quarter ended December 31, 2006 and is included in “Cost of sales — products” ($3 million) and “Cost of sales — services” ($6 million), respectively.

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

During the six months ended December 31, 2006, we believe there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2006 Form 10-K.

RESULTS OF OPERATIONS

Net Revenues

(dollars in millions, except revenue per-employee dollars in thousands)

	Three Months Ended		Change	Six Months Ended		Change
	December 31, 2006	December 25, 2005		December 31, 2006	December 25, 2005
Computer Systems products	$1,634	$1,438	13.6%	$3,102	$2,712	14.4%
Data Management products	626	670	(6.6)%	1,117	1,100	1.5%

Products net revenue	$2,260	$2,108	7.2%	$4,219	$3,812	10.7%
Percentage of total net revenues	63.4%	63.2%	0.2 pts	62.5%	62.9%	(0.4)pts
Support services	$1,001	$953	5.0%	$1,988	$1,788	11.2%
Professional Services and Educational Services	305	276	10.5%	548	463	18.4%

Services net revenue	$1,306	$1,229	6.3%	$2,536	$2,251	12.7%
Percentage of total net revenues	36.6%	36.8%	(0.2)pts	37.5%	37.1%	0.4 pts
Total net revenues	$3,566	$3,337	6.9%	$6,755	$6,063	11.4%
Revenue per employee(1)	$101	$86	17.4%	$186	$165	12.7%

(1)	Revenue per employee is calculated by dividing the revenue during the period by the average number of employees during the period, including contractors. We use this as a measure of our productivity.

Due to the generally weakened U.S. dollar during the second quarter and first half of fiscal 2007, as compared with the corresponding periods of fiscal 2006, our total net revenues were favorably impacted by foreign currency exchange rates. The net foreign currency impact to our total net revenues is difficult to precisely measure. However, our best estimate of the foreign exchange rate impact during the second quarter and first half of fiscal 2007, as compared with the corresponding periods of fiscal 2006, approximated 2% and 1%, respectively, of Products net revenue and approximated 4% and 3%, respectively, of Services net revenue.

Products Net Revenue

Products net revenue consists of revenue generated from the sale of Computer Systems and Data Management products.

During the second quarter and first half of fiscal 2007, as compared with the corresponding periods in fiscal 2006, Computer Systems revenue increased primarily due to increased sales of our entry-level volume and mid-range enterprise SPARC servers and our sales of certain Opteron x64-based servers. SPARC server revenue was most significantly impacted by the growth in sales of our CMT products. These increases were partially offset by reduced sales of certain SPARC volume servers. During the second quarter of fiscal 2007 we experienced increased sales of our UltraSPARC Enterprise class servers, both data centers and mid-range servers.

During the second quarter of fiscal 2007, as compared with the corresponding periods in fiscal 2006, Data Management revenue was reduced primarily due to decreased sales of tape drive and virtual storage products. The decrease in sales of tape storage products is primarily attributable to strong StorageTek product line sales for the quarter ended December 25, 2005, due to the fact that the legacy StorageTek sales force retained a separate sales compensation plan through December 31, 2005, their former fiscal year end. These incentives were not available in the second quarter of fiscal 2007, as a result of the alignment of all sales compensation plans with Sun’s fiscal year. The decreases were partially offset by increased revenues from our mid-range disk offerings and our recently introduced hybrid storage/server products. During the first half of fiscal 2007, as compared with the corresponding period in fiscal 2006, Data Management revenue was reduced primarily due to decreased sales of tape drive and virtual storage products, partially offset by the inclusion of the operations of StorageTek for two full fiscal quarters.

Services Net Revenue

Services net revenue consists of revenue generated from Support services, Professional services and Educational services.

Support services revenue consists primarily of maintenance contract revenue, which is recognized ratably over the contractual period. During the second quarter of fiscal 2007, as compared with the corresponding period in fiscal 2006, Support services revenue increased primarily due to an increase in our installed base and the favorable impact of foreign currency changes, partially offset by competitive pricing pressures. During the first half of fiscal 2007, as compared with the corresponding period in fiscal 2006, Support services revenue increased primarily due to the inclusion of two full fiscal quarters of the operations of StorageTek and the favorable impact of foreign currency exchange rates.

Professional services and Educational services revenue consist primarily of revenue generated from professional services, such as technical consulting that helps our customers plan, implement, and manage distributed network computing environments. During the second quarter of fiscal 2007, as compared with the corresponding period in fiscal 2006, Professional services and Educational services increased primarily due to the favorable impact of foreign currency exchange rates and revenue recognized in connection with a service-based sales arrangement involving a governmental institution in Mexico. During the first half of fiscal 2007, as compared with the corresponding period in fiscal 2006, Professional services and Educational services revenue increased primarily due to the inclusion of the operations of StorageTek for two full fiscal quarters, revenue recognized in connection with a service-based sales arrangement involving a governmental institution in Mexico and the favorable impact of foreign currency exchange rates.

Net Revenues by Geographic Area

(dollars in millions)

	Three Months Ended		Change	Six Months Ended		Change
	December 31, 2006	December 25, 2005		December 31, 2006	December 25, 2005
United States (U.S.)	$1,324	$1,373	(3.6)%	$2,620	$2,532	3.5%
Percentage of total net revenues	37.1%	41.2%	(4.1)pts	38.8%	41.8%	(3.0) pts
International Americas (Canada and Latin America)	$259	$194	33.5%	$476	$335	42.1%
Percentage of total net revenues	7.3%	5.8%	1.5 pts	7.0%	5.5%	1.5 pts
EMEA (Europe, Middle East and Africa)	$1,344	$1,239	8.5%	$2,475	$2,209	12.0%
Percentage of total net revenues	37.7%	37.1%	0.6 pts	36.6%	36.4%	0.2 pts
APAC (Asia, Australia and New Zealand)	$639	$531	20.3%	$1,184	$987	20.0%
Percentage of total net revenues	17.9%	15.9%	2.0 pts	17.5%	16.3%	1.2 pts
Total International revenues	$2,242	$1,964	14.2%	$4,135	$3,531	17.1%
Percentage of total net revenues	62.9%	58.8%	4.1 pts	61.2%	58.2%	3.0 pts
Total net revenues	$3,566	$3,337	6.9%	$6,755	$6,063	11.4%

United States (U.S.)

During the second quarter of fiscal 2007, as compared with the corresponding period of fiscal 2006, net revenues in the U.S. decreased by $49 million primarily due to decreased sales of tape storage products, as explained above. During the first half of fiscal 2007, as compared with the corresponding period of fiscal 2006, net U.S. Revenues increased by $88 million primarily due to the inclusion of the operations of StorageTek for two full fiscal quarters and increased sales of our entry-level volume and mid-range enterprise servers based on increased demand for CMT products. This increase was partially offset by the second quarter decrease in sales of tape storage products, primarily attributable to strong StorageTek product line sales for the fiscal quarter ended December 25, 2005, as explained above.

The following table sets forth net revenues in those geographic markets that contributed significantly to international net revenues during the second quarter and first half of fiscal 2007:

(dollars in millions)

	Three Months Ended		Change	Six Months Ended		Change
	December 31, 2006	December 25, 2005		December 31, 2006	December 25, 2005
United Kingdom (UK)	$289	$282	2.5%	$573	$516	11.0%
Germany	$237	$257	(7.8)%	$441	$473	(6.8)%
Central and Northern Europe	$274	$213	28.6%	$514	$369	39.3%
Japan	$203	$193	5.2%	$403	$359	12.3%

United Kingdom (UK)

During the second quarter of fiscal 2007, as compared with the corresponding period of fiscal 2006, net revenues in the UK increased by $7 million primarily due to a favorable impact of foreign currency exchange rates and increases in services revenue, partially offset by lower demand of certain data center and mid-range servers, and the decrease in sales of tape storage products, primarily attributable to strong StorageTek product line sales in the fiscal quarter ended December 25, 2005, as explained above. During the first half of fiscal 2007, as compared with the corresponding period of fiscal 2006, net revenues in the UK increased $57 million primarily due to the inclusion of StorageTek products and services revenue for two full fiscal quarters, the favorable impact of foreign currency exchange rates, and increases in Computer Systems revenue as a result of our fiscal 2006 introduction of certain CMT products, partially offset by the second quarter decrease in sales of tape storage products, as explained above.

Germany

During the second quarter and first half of fiscal 2007, as compared with the corresponding periods of fiscal 2006, net revenues in Germany decreased by $20 million and $32 million, respectively, primarily due to a shift in product mix from sales of high-end data centers to entry-level and mid-range enterprise servers and the second quarter decrease in sales of tape storage products attributable to strong StorageTek product line sales in the fiscal quarter ended December 25, 2005, as explained above. Decreases in revenue were partially offset by the inclusion of StorageTek products and services revenue for two full fiscal quarters and the favorable impact of foreign currency exchange rates.

Central and Northern Europe (CNE)

During the second quarter of fiscal 2007, as compared with the corresponding period of fiscal 2006, net revenues in CNE increased by $61 million primarily due to an increased demand for certain mid-range and data center servers, favorable foreign currency exchange rates, partially offset by the second quarter decrease in sales of tape storage products attributable to strong StorageTek product line sales in the fiscal quarter ended December 25, 2005, as explained above. During the first half of fiscal 2007, as compared with the corresponding period in fiscal 2006, net revenues in CNE increased by $145 million primarily due to the inclusion of StorageTek products and services revenue for two full fiscal quarters, increases in computer systems revenues due to increased demand for certain entry-level, mid-range servers and data centers and favorable foreign currency exchange rates, partially offset by the second quarter decrease in sales of tape storage products, explained above.

Japan

During the second quarter of fiscal 2007, as compared with the corresponding period of fiscal 2006, net revenues in Japan increased by $10 million primarily due to increased demand for storage and server products. Also contributing to increased revenue in the geography were improvements in the product mix and the growth of our client base. During the first half of fiscal 2007, as compared with the corresponding period of fiscal 2006, net revenues in Japan increased by $44 million primarily due to the inclusion of StorageTek products and services revenue for two full fiscal quarters.

Gross Margin

(dollars in millions)

	Three Months Ended			Change	Six Months Ended		Change
	December 31, 2006		December 25, 2005		December 31, 2006	December 25, 2005
Products gross margin	$1,032		$885	16.6%	$1,868	$1,623	15.1%
Percentage of products net revenue	45.	7%	42.0%	3.7pts	44.3%	42.6%	1.7pts
Services gross margin	$572		$536	6.7%	$1,124	$1,000	12.4%
Percentage of services net revenue	43.8%		43.6%	0.2pts	44.3%	44.4%	(0.1)pt
Total gross margin	$1,604		$1,421	12.9%	$2,992	$2,623	14.1%
Percentage of total net revenues	45.0%		42.6%	2.4pts	44.3%	43.3%	1.0pts

Products Gross Margin

Products gross margin percentage is influenced by numerous factors, including product volume and mix, pricing, geographic mix, foreign currency exchange rates, the mix between sales to resellers and end-users, third-party costs (including both raw material and manufacturing costs), warranty costs and charges related to excess and obsolete inventory. Many of these factors influence, or are interrelated with, other factors. As a result, it is difficult to precisely quantify the impact of each item individually. Accordingly, the following quantification of the reasons for the change in the Products gross margin percentage is an estimate only.

During the second quarter of fiscal 2007, as compared with the corresponding period of fiscal 2006, our Products gross margin increased by 3.7 percentage points primarily due to decreasing material costs of 4 percentage points and benefits received from certain one-time fair value adjustments, including inventory acquired from our fiscal 2006 acquisitions that did not reoccur in the second quarter of fiscal 2007 of 2 percentage points, partially offset by the impact of an unfavorable shift in product mix of 1 percentage point and unfavorable pricing and discounting actions of 1 percentage point.

During the first half of fiscal 2007, as compared with the corresponding period of fiscal 2006, our Products gross margin increased by 1.7 percentage points primarily due to decreasing material costs of 2 percentage points, a favorable shift in product mix of 1 percentage point and benefits received from other miscellaneous items of 1 percentage point, partially offset by unfavorable pricing and discounting actions of 2 percentage points.

Services Gross Margin

Services gross margin percentage is influenced by numerous factors including, services mix, pricing, geographic mix, foreign currency exchange rates and third-party costs. Many of these factors influence, or are interrelated with, other factors. As a result, it is difficult to precisely quantify the impact of each item individually. Accordingly, the following quantification of the reasons for the change in the Services gross margin percentage is an estimate only.

During the second quarter of fiscal 2007, as compared with the corresponding period of fiscal 2006, our Services gross margin increased by 0.2 percentage points primarily due to higher utilization and volume efficiencies.

During the first half of fiscal 2007, as compared with the corresponding period of fiscal 2006, our Services gross margin decreased by 0.1 percentage point primarily due to higher utilization of 2 percentage points and the favorable impact of including the operations of StorageTek for two full fiscal quarters of 1 percentage point, offset by the unfavorable shift in volume and mix of 2 percentage points, and an increase in compensation expense associated with bonuses of 1 percentage point.

Operating Expenses

(dollars in millions)

	Three Months Ended		Change	Six Months Ended		Change
	December 31, 2006	December 25, 2005		December 31, 2006	December 25, 2005
Research and development	$507	$541	(6.3)%	$980	$980	0%
Percentage of total net revenues	14.2%	16.2%		14.5%	16.2%
Selling, general and administrative	$978	$1,056	(7.4)%	$1,936	$1,884	2.8%
Percentage of total net revenues	27.4%	31.6%		28.7%	31.1%
Restructuring charges	$26	$10	160%	$47	$22	113.6%
Percentage of total net revenues	0.7%	0.3%		0.7%	0.4%
Purchased in-process research and development	$—	$—	—%	$—	$60	N/M	*
Percentage of total net revenues	—%	—%		—%	1.0%
Total operating expenses	$1,511	$1,607	(6.0)%	$2,963	$2,946	0.6%

*	N/M—Not meaningful

Research and Development (R&D) Expenses

R&D expenses decreased by $34 million during the second quarter of fiscal 2007, as compared with the corresponding period of fiscal 2006, primarily due to $34 million in savings resulting from our restructuring activities and an $18 million decrease in outside services costs and $14 million in decreases in certain software maintenance, occupancy and travel expenses, partially offset by a $32 million increase in compensation-related expenses for continuing employees.

R&D expenses remained constant during the first half of fiscal 2007, as compared with the corresponding period of fiscal 2006, primarily due to a $72 million increase in compensation costs associated with salaries and bonuses incurred for existing employees, partially offset by a $45 million decrease associated with savings resulting from our restructuring activities and a $19 million decrease in outside services costs.

We believe that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems, storage, software, and microprocessor development, as well as continue to enhance existing products.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses decreased by $78 million during the second quarter of fiscal 2007, as compared with the corresponding period of fiscal 2006, primarily due to an $84 million decrease associated with savings resulting from our restructuring activities and the related streamlining of our workforce and facilities, a $16 million decrease in marketing expenses and a $16 million decrease in amortization expense associated with acquisition-related intangible assets, partially offset by a $38 million increase in compensation-related expenses for continuing employees.

SG&A expenses increased by $52 million during the first half of fiscal 2007, as compared with the corresponding period of fiscal 2006, primarily due to a $119 million increase in compensation-related expenses for continuing employees and a $29 million increase in outside services and other expense, partially offset by a $65 million decrease in certain costs associated with savings resulting from our restructuring activities, a $20 million decrease in marketing expenses and a $16 million decrease in amortization expense associated with acquisition-related intangible assets.

We are continuing to focus our efforts on achieving additional operating efficiencies and cost savings by reviewing and improving upon our existing business processes and cost structure.

Restructuring and Related Impairment of Long-lived Assets

Restructuring and related impairment of long-lived assets charges for the three and six months ended December 31, 2006 were $26 million and $47 million, respectively. In the second quarter of fiscal 2007, these restructuring and related impairment of long-lived assets charges included $10 million in net severance and benefit costs, $12 million in accrued lease costs associated with excess facilities and $4 million associated with the impairment of certain long-lived assets. In the first half of fiscal 2007, the restructuring and related impairment of long-lived assets charges included $17 million in net severance and benefit costs, $18 million in accrued lease costs associated with excess facilities and $12 million associated with the impairment of certain long-lived assets. From the quarter ended March 26, 2006, until the quarter ended December 31, 2006, our headcount has decreased from 38,300 employees to 34,600 employees. The decrease is attributable to both our existing restructuring plans and natural attrition.

For further detail, refer to Note 5 of our Consolidated Condensed Financial Statements.

Purchased In-Process Research and Development (IPRD)

Overview

In the first half of fiscal 2007, we recorded no IPRD expense, however, in the first half of fiscal 2006 we recorded total IPRD expense of $60 million related to our acquisitions of StorageTek and SeeBeyond. At the date of each acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and the IPRD had no alternative future uses. Accordingly, these amounts were expensed on the respective acquisition dates of each of the acquired companies.

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

The values assigned to developed technologies related to each acquisition were based upon discounted cash flows related to the existing products’ projected income stream. Elements of the projected income stream included revenues, cost of sales (COS), R&D expenses and SG&A expenses. The discount rates used in the present value calculations were generally derived from a weighted-average cost of capital, adjusted upward to reflect the additional risks inherent in the development life cycle, including the useful life of the technology, profitability levels of the technology, and the uncertainty of technological advances that are known at the date of each acquisition. Because each acquired entity’s IPRD is unique, the discount rate, revenue, COS, R&D and SG&A assumptions used varied on a case-by-case basis.

Valuation assumptions

The following bullets summarize the significant assumptions underlying the valuation related to IPRD as of the relevant acquisition dates:

•

Acquisition of StorageTek — We acquired $49 million in IPRD related to nine projects within StorageTek’s tape, disk and network product lines. At the date of acquisition, we estimated that development efforts were generally 50% to 60% complete and that approximately $56 million in additional costs were required to complete development. During the fourth quarter of fiscal 2006, as a result of our Phase VI restructuring activities, we exited certain StorageTek product lines comprising $9 million of the total $49 million assigned to IPRD as of the acquisition date. All other key product releases and major enhancements were completed during fiscal 2006, with the exception of VSM Open, which is scheduled for release during the third quarter of fiscal 2008. Ongoing feature and function enhancements on all of our acquired IPRD projects are expected to continue for several more years.

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

Gain on Equity Investments

(dollars in millions)

	Three Months Ended		Change	Six Months Ended		Change
	December 31, 2006	December 25, 2005		December 31, 2006	December 25, 2005
Gain on equity investments, net	$—	$14	(100)%	$—	$27	(100)%

In the second quarter and first half of fiscal 2007, we did not realize any gain on equity investments, net. In the second quarter of fiscal 2006, our gain on equity investments, net, was favorably impacted by gains on warrants of $8 million and gains on sale of certain marketable equity investments in publicly traded companies of $5 million. In the first half of fiscal 2006, our gain on equity investments, net, was favorably impacted by gains on sale of certain marketable equity investments in publicly traded companies of $11 million, gains on warrants of $11 million and gains on the sale of certain equity investments in privately held companies of $3 million.

As of December 31, 2006, our equity investment portfolio of $58 million consisted of $20 million in investments in venture capital funds and joint ventures, $19 million in marketable equity securities and $19 million in equity investments in privately held companies. The ongoing valuation of our investment portfolio remains uncertain and may be subject to fluctuations based on whether we participate in additional investment activity or as a result of the occurrence of events outside of our control.

Interest and Other Income, net

(dollars in millions)

	Three Months Ended		Change	Six Months Ended		Change
	December 31, 2006	December 25, 2005		December 31, 2006	December 25, 2005
Interest and other income, net	$63	$25	152.0%	$105	$69	52.2%
Percentage of total net revenues	1.8%	0.7%		1.6%	1.1%

In the second quarter and first half of fiscal 2007, as compared with the corresponding periods of fiscal 2006, interest and other income, net, increased $38 million and $36 million, respectively. This increase was primarily due to the finalization of certain litigation matters and a correction to existing legal reserves, an increase in interest income due to higher interest rates and a higher average cash balance in the second quarter and first half of fiscal 2007, as compared with the corresponding periods of fiscal 2006, and a decrease in interest expense due to a $500 million settlement of a portion of our Senior Notes in the first quarter of fiscal 2007.

As of December 31, 2006, the average duration of our portfolio of marketable debt securities decreased to 0.29 years from 0.79 years at December 25, 2005. In general, we would expect the volatility of this portfolio to decrease as its duration decreases. The significant decrease in the average duration of our portfolio at December 31, 2006 was due to a strategic repositioning of our portfolio and the liquidation of securities in order to repatriate $2 billion of foreign earnings in the fourth quarter of fiscal 2006.

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

Income Taxes

(dollars in millions)

	Three Months Ended		Change	Six Months Ended		Change
	December 31, 2006	December 25, 2005		December 31, 2006	December 25, 2005
Provision for income taxes	$23	$76	(69.7)%	$57	$119	(52.1)%

For the second quarter and first half of fiscal 2007, we recorded income tax provisions of $23 million and $57 million, respectively, as compared with $76 million and $119 million for the corresponding periods of fiscal 2006. These tax provisions are primarily based on income generated in certain state and foreign tax jurisdictions. The first quarter of fiscal 2007 includes a benefit of $14 million for the reduction in accrued withholding taxes on unremitted foreign earnings as a result of the restructuring of certain European subsidiaries during the quarter. The second quarter of fiscal 2007 includes a benefit of approximately $31 million primarily due to a tax law change in Germany, repayment of intercompany loans of certain international subsidiaries, and the final resolution of two state tax claims.

We currently have provided a full valuation allowance on our U.S. deferred tax assets and a full or partial valuation allowance on certain overseas deferred tax assets. We intend to maintain these valuation allowances until sufficient positive evidence exists to support the reversal of a valuation allowance in a specific taxing jurisdiction. Likewise, the occurrence of negative evidence with respect to certain of our foreign deferred tax assets could result in an increase to the valuation allowance. Our income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to our valuation allowances.

We are currently under examination by the IRS for tax returns filed in fiscal years 2001 through 2005. Although the ultimate outcome is unknown, we have reserved for potential adjustments and we believe that the final outcome will not have a material effect on our results of operations.

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

(dollars in millions)

	December 31, 2006	June 30, 2006	Change
Cash and cash equivalents	$2,613	$3,569	$(956)
Marketable debt securities	2,224	1,279	945

Total cash, cash equivalents and marketable debt securities	$4,837	$4,848	$(11)

Percentage of total assets	33.8%	32.1%	1.7	pts

	Six Months Ended		Change
	December 31, 2006	December 25, 2005
Cash provided by operating activities	$310	$33	$277
Cash used in investing activities	$(928)	$(984)	$56
Cash provided by (used in) financing activities	$(338)	$93	$(431)

Net decrease in cash and cash equivalents	$(956)	$(858)	$(98)

Changes in Cash Flow

During the first half of fiscal 2007, our operating activities generated cash flows of $310 million. The following items significantly impacted our cash provided by operating activities:

•

Net income of $77 million, non-cash charges of approximately $526 million, comprised primarily of depreciation and amortization of $257 million, amortization of acquisition-related other intangible assets of $161 million and stock-based compensation expense of $116 million;

•	Net payment of income taxes of $111 million; and

•	Payments associated with severance and facilities restructuring liabilities totaling $177 million.

The reasons for certain changes in our working capital are discussed further in the cash conversion cycle section below.

During the first half of fiscal 2007, our cash used in investing activities of $928 million was primarily related to purchases of marketable debt securities, net of proceeds from sales and maturities, of $936 million, partially offset by proceeds from sale of property, plant and equipment, net, of $79 million, which included $213 million in cash received from the sale of our Newark, California facility. Our cash used in financing activities of $338 million was primarily attributable to $500 million paid to settle the current portion of our unsecured senior debt securities (Senior Notes), partially offset by $138 million received from issuance of common stock, net.

Cash Conversion Cycle

	December 31, 2006	June 30, 2006	Change
Days sales outstanding (DSO)(1)	59	64	5
Days of supply in inventory (DOS)(2)	28	22	(6)
Days payable outstanding (DPO)(3)	(61)	(59)	2

Cash conversion cycle	26	27	1

Inventory turns — products only	8.6	9.9	(1.3)
(1)	DSO measures the number of days it takes, based on a 90 day average, to turn our receivables into cash.
(2)	DOS measures the number of days it takes, based on a 90 day average, to sell our inventory.
(3)	DPO measures the number of days it takes, based on a 90 day average, to pay the balances of our accounts payable.

We ended the second quarter of fiscal 2007 with a cash conversion cycle of 26 days. The cash conversion cycle is the duration between the purchase of inventories and services and the collection of the cash for the sale of our products and services and is a quarterly metric on which we have focused as we continue to more efficiently manage our assets. The cash conversion cycle results from the calculation of days sales outstanding (DSO) added to days of supply in inventories (DOS), reduced by days payable outstanding (DPO). DSO improved by 5 days from June 30, 2006 due to improved billings and collections throughout the quarter, resulting in a decrease in accounts receivable, net, balance of $371 million.

DOS negatively impacted our cash conversion cycle by 6 days primarily due to an increase in inventories from June 30, 2006 of $65 million. Our products inventory turn rate is at 8.6 turns at December 31, 2006, as compared to 9.9 turns at June 30, 2006 primarily due to the inclusion of StorageTek's inventory balances and costs of goods sold for the preceding four full quarters for the first time in the second quarter of fiscal 2007. Inventory turns is annualized and represents the number of times product inventory is replenished during the year. Inventory management will continue to be an area of focus as we balance the need to maintain sufficient inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements. DPO improved 2 days primarily due to seasonality despite the $115 million decrease in accounts payable from June 30, 2006.

Stock Repurchases

From time to time, our Board of Directors approves common stock repurchase programs allowing management to repurchase shares of our common stock in the open market pursuant to price-based formulas. In February 2001, we announced our intention to acquire up to $1.5 billion of our outstanding common stock under a stock repurchase program authorized by our Board of Directors. Under the February 2001 program, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including our projected cash flow requirements, our return to sustained profitability and our share price. During the first half of fiscal 2007 and fiscal year ended June 30, 2006, we did not repurchase common stock under our repurchase program. All prior repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. As of December 31, 2006, approximately $230 million of the $1.5 billion authorized remains unused and available for stock repurchase.

Borrowings

Our $550 million of Senior Notes outstanding are due in August 2009. The Senior Notes are subject to compliance with certain covenants that do not contain financial ratios. We are currently in compliance with these covenants. If we failed to be in compliance with these covenants, the trustee of the Senior Notes or holders of not less than 25% in principal amount of the Senior Notes would have the ability to demand immediate payment of all amounts outstanding.

In January 2005, our Board of Directors authorized our management to repurchase debt from time to time in partial or full tranches based on available cash and market conditions. As of December 31, 2006, we have not repurchased any debt.

In addition, we have uncommitted lines of credit aggregating approximately $411 million and no amounts were drawn from these lines of credit as of December 31, 2006. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

Contractual Obligations

Through the normal course of our business, we purchase or place orders for the necessary components of our products from various suppliers and have also committed to purchase certain outsourced services where we would incur a penalty if the agreement was canceled prior to a contractual minimum term. We estimate that our contractual obligations at December 31, 2006 were no more than $642 million and were primarily due in less than one year from December 31, 2006. This amount does not include contractual obligations recorded on the balance sheet as current liabilities. Contractual obligations for the purchase of goods or services are comprised of agreements that are enforceable and legally binding on Sun and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the appropriate timing of the transactions. Our purchase orders are based on our current manufacturing needs and typically provide for fulfillment within agreed-upon lead-times and/or commercially standard lead-times for the particular part or product.

Sun is insured by third-party insurers for certain potential liabilities, including worker’s compensation, general liability, automobile liability, employer’s liability, errors and omissions liability, employment practices liability, property, cargo and crime and directors and officers liability. We have self insured with regard to certain risks such as California earthquakes and as supplemental coverage for certain potential liabilities including, but not limited to general liability, automobile liability, employer’s liability, employment practices liability, directors and officers liability, workers compensation, errors and omissions liability, property, cargo, crime and employee life insurance. Effective July 1, 2006, we self-insure for all indemnification or defense payments we, as a company, may make to or on behalf of our directors and officers as a result of obligations under applicable agreements, Sun’s by-laws and applicable law. We have self-insured between $2 million and $25 million per occurrence on these lines of coverage. Sun performs an annual actuarial analysis to develop an estimate of amounts to be paid for both claims reported and potential losses on activities that have occurred but have not yet been reported. Loss accruals were $38 million and $35 million as of December 31, 2006 and June 30, 2006, respectively.

As part of a service-based sales arrangement entered into in fiscal year 2006 involving a governmental institution in Mexico, we were required to deposit funds with a surety company as collateral guaranteeing our performance under the arrangement. As of December 31, 2006 and June 30, 2006, such deposits approximated $48 million and $41 million, respectively, and are classified as other non-current assets, net, in our Condensed Consolidated Balance Sheets.

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

GSA Audit

The GSA is in the process of completing an audit of our prior GSA Multi-Award Schedule in effect prior to September 9, 2006 to verify our compliance with various contract provisions from October 1997 to February 2005. The GSA has not provided us with a final audit report or a statement of any amounts the GSA believes may be owing or a demand for payment. If the GSA determines that Sun did not comply with its obligations under our schedules, it can seek various administrative remedies, together with claims for damages and other sanctions. We have made an assessment of the probable loss resulting from the audit and such amounts are reflected in our fiscal 2006 and 2005 consolidated financial statements. Given that the GSA has not provided us with a final audit report or made a demand to settle any liability, the actual amount of loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements. We cannot predict with reasonable certainty when we will be notified of the results of the audit or when the subsequent discussions with the GSA will be concluded, and it may take several quarters for all of the issues related to this matter to be resolved. On September 9, 2006, Sun and the GSA entered into new schedules, which will expire on August 18, 2009.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents in our subsidiaries for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. At December 31, 2006, in addition to the $2,613 million in cash and cash equivalents, we had approximately $2,224 million in marketable debt securities that were available for shorter-term requirements, such as future operating, financing and investment activities, for a total cash and marketable debt securities position of approximately $4,837 million.

On January 23, 2007, we entered into a $700 million private placement transaction with KKR Private Equity Investors, L.P. in the form of $350 million of convertible senior notes due in 2012, and $350 million of convertible senior notes due in 2014 (collectively, the KKR Notes). The KKR Notes will pay interest semi-annually at a rate of 0.625% and 0.75% per annum, respectively. The KKR Notes will be convertible, at the holder's option during specified periods, into approximately 97 million shares at a conversion price of $7.21 per share, at a premium of 25% from the January 22, 2007 closing stock price for our common stock. Upon conversion, we will deliver cash up to the principal amount, and at our option, cash or stock equal to the remaining conversion value.

Concurrently with the issuance of the KKR Notes, we entered into convertible note hedge transactions intended to offset the dilution to our common stock resulting from potential future conversion of the KKR Notes. These hedge transactions consisted of the purchase of call options that allow us to purchase approximately 97 million shares of our common stock from a financial institution at $7.21 per share, which call options expire on the same dates as the KKR Notes. Under these call options, the financial institution is obligated to deliver to us cash or shares, at our option, to fulfill the conversion value of the KKR Notes. We also sold two tranches of warrants to the same financial institution, consisting of approximately 48.5 million shares at a strike price of $9.23 per share expiring in 2012, and approximately 48.5 million shares at a strike price of $10.10 per share expiring in 2014. The net cost of the call options and warrants was approximately $83 million.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report, including the foregoing sections, contains forward-looking statements, particularly statements regarding: our belief that the accounting policies disclosed reflect our more significant assumptions, estimates and judgments and are the most critical to aid in fully understanding and evaluating our reported financial results; our belief that during the six months ended December 31, 2006 there have been no significant changes to the items we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2006 Form 10-K; our estimate of the quantification of the reasons for the change in the Products and Services gross margin percentages; our belief that to maintain our competitive position, we must continue to invest significant resources in new systems, storage, software and microprocessor development, as well as continue to enhance existing products; our belief that we will continue to focus our efforts on achieving additional operating efficiencies and cost savings by reviewing and improving upon our existing business processes and cost structure; our estimates of the fair value of IPRD; our expectations regarding the volatility of our portfolio of marketable securities; our estimates of federal, state and foreign income tax liabilities; our expectation that we will continue to more efficiently manage our assets; our expectation that inventory management will continue to be an area of focus; our estimate of our contractual obligations; our actuarial analysis to develop an estimate of amounts to be paid for claims; our belief that we have adequately reserved for potential adjustments to our tax returns for fiscal years 2001 and 2002 and the final outcome will not have a material adverse effect on our results of operations; our assessment of the probable loss resulting from the GSA audit of our prior GSA Multi-Award Schedule; our long-term strategy to maintain a minimum amount of cash and cash equivalents in our subsidiaries and to invest the remaining cash in interest-bearing, highly liquid investments; our belief that the liquidity provided by our cash and cash equivalents will provide sufficient capital to meet our requirements for at least 12 months; our belief that our level of financial resources is a significant competitive factor in our industry; our lack of plans to discontinue our hedging programs; our estimate of the maximum potential one-day loss in fair value of our foreign currency exchange instruments; and our belief that there was no change in our internal control over financial reporting that occurred during the fiscal quarter that is reasonably likely to affect our internal control over financial reporting.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth above and those contained in the section entitled “Risk Factors” this report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, and our Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2006, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, increased competition; increased pricing pressures; the complexity of our products and the importance of rapidly and successfully developing and introducing new products; lack of acceptance of new products and services; unexpected changes in the demand for our products and services; delays in product introductions and projects; failure to further reduce costs or improve operating efficiencies; adverse business conditions; quality issues associated with our hardware or software products; our failure to comply with income tax laws or regulations; and our dependence upon key employees. Sun assumes no obligation to, and does not currently intend to, update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at December 31, 2006. Actual results may differ materially.

Interest Rate Sensitivity

Our investment portfolio consists primarily of fixed income instruments with an average duration of 0.29 years as of December 31, 2006 as compared with 0.79 years as of December 25, 2005. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three-month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, for example, a hypothetical 150 BPS increase in interest rates would result in an approximate $19 million decrease in the fair value of our investments in debt securities as of December 31, 2006.

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

Based on our foreign currency exchange instruments outstanding at December 31, 2006, we estimate a maximum potential one-day loss in fair value of approximately $3 million, as compared with $2 million as of June 30, 2006, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables, and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Equity Security Price Risk

We are exposed to price fluctuations on the marketable portion of equity securities included in our portfolio of equity investments. These investments are generally in companies in the high-technology industry sector, many of which are small capitalization stocks. We typically do not attempt to reduce or eliminate the market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $4 million decrease in the fair value of our available-for-sale equity investments as of December 31, 2006, as compared with $6 million as of December 25, 2005. At December 31, 2006, one equity security represented substantially all of the $19 million total fair value of our marketable equity securities.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 2005, Sun and its subsidiary SeeBeyond Technology Corporation (SeeBeyond) were served with separate subpoenas from the Department of Energy (DOE) and the GSA seeking information regarding alliance relationships among technology manufacturers and systems integrators, and other subjects. We became aware shortly thereafter that several of our competitors and other technology vendors had received similar subpoenas. Since receiving the subpoenas, we have been actively cooperating with the government's information requests. In December 2006, we were informed that a qui tam action associated with the subpoenas described above had been filed against Sun and other defendants in the United States District Court for the District of Arkansas. The complaint was filed, and remains, under seal, and we are not required to file any response at this time. We are continuing to cooperate with the government. In the event we are required to defend the action, we intend to present a vigorous factual and legal defense. It is too early for us to determine the nature and scope of the action or whether this matter will have a material adverse effect on our business, financial position, results of operations or cash flows.

We are a party to lawsuits in the normal course of our business. Based on our experience, we believe that the damage amounts claimed in these lawsuits are not a meaningful indicator of the potential liability. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. While we intend to present a vigorous defense in all such matters, it is possible that our business, financial condition, results of operations, or cash flows could be affected in any particular period by the resolution of one or more of these matters. Whether any losses, damages or remedies resulting from these matters could reasonably have a material adverse effect on our business, financial condition, results of operations, or cash flows will depend on a number of variables, including the timing and amount of such losses or damages; the structure and type of any such remedies; the significance of the impact any such losses, damages or remedies may have on our Consolidated Financial Statements; and the unique facts and circumstances of the particular matter.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2006, which have not materially changed other than as set forth below. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We are dependent on significant customers and specific industries.

In January 2007, Access Distribution, the largest distributor of our products, was sold to Avnet, Inc. by General Electric Company (the Acquisition). Sales to Access Distribution accounted for approximately 11%, 13%, and 11% of net revenues in fiscal 2006, 2005 and 2004, respectively. Avnet, which was StorageTek's largest distributor, became a distributor of Sun products after our acquisition of StorageTek in August 2005. Sales to Avnet accounted for approximately 1% of net revenues in fiscal 2006. No other customer accounted for more than 10% of net revenues. The Acquisition may be disruptive to Avnet's business and could, consequently, adversely impact our business. Moreover, if our distribution arrangement with Avnet significantly deteriorates or is terminated, and we are unable to find another distributor for our products on similar financial terms, our future operating results could be adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company's purchases of its equity securities during the nine months ended December 31, 2006.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
March 27, 2006 through April 28, 2006	188,675	$0.09	—	$230,000,000
April 29, 2006 through May 26, 2006	8,141	$1.34	—	$230,000,000
May 27, 2006 through June 30, 2006	187,744	$2.60	—	$230,000,000
July 1, 2006 through August 4, 2006	2,413,430	$4.22	—	$230,000,000
August 5, 2006 through September 1, 2006	174,848	$2.16	—	$230,000,000
September 2, 2006 through October 1, 2006	533,832	$4.70	—	$230,000,000
October 2, 2006 through November 3, 2006	230,846	$2.48	—	$230,000,000
November 4, 2006 through December 1, 2006	75,528	$0.87	—	$230,000,000
December 2, 2006 through December 31, 2006	—	$0.00	—	$230,000,000
Total	3,812,944	$3.73	—	$230,000,000

(1)	The total number of shares repurchased includes shares of restricted stock withheld for the payment of withholding taxes upon vesting of restricted stock and shares of unvested restricted stock repurchased by the Company from employees whose employment terminated before such shares vested.
(2)	From time to time, our Board of Directors approves common stock repurchase programs allowing management to repurchase shares of our common stock in the open market pursuant to price-based formulas. In February 2001, we announced our intention to acquire up to $1.5 billion of our outstanding common stock under a stock repurchase program authorized by our Board of Directors. Under the repurchase program, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including our projected cash flow requirements, our return to sustained profitability and our share price. During the nine months ended December 31, 2006, we did not repurchase common stock under our repurchase program. As of December 31, 2006, approximately $230 million of the $1.5 billion authorized remained unused and available for repurchase under our repurchase program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on November 2, 2006. At the meeting, stockholders voted upon the following actions:

1.	Election of Directors:

	FOR	WITHHELD
Jonathan I. Schwartz	3,099,053,370	74,718,375
Scott G. McNealy	3,095,108,519	78,623,226
James L. Barksdale	3,113,983,487	59,788,258
Stephen M. Bennett	3,049,667,845	124,103,900
Robert J. Finocchio, Jr.	3,112,025,383	61,746,362
Patricia E. Mitchell	3,100,548,356	73,223,389
M. Kenneth Oshman	3,029,370,071	144,401,674
Naomi O. Seligman	3,033,479,433	140,292,312

The eight nominees who received the highest number of votes (all of the above individuals) were elected to the Board of Directors, and will serve as directors until our next annual meeting and until his or her successor is elected and qualified.

2.	Proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2007:

FOR	AGAINST	ABSTAIN	NON-VOTES
3,054,262,304	94,891,197	24,618,244	0

The appointment was ratified.

3.	Approval of Sun’s Section 162(m) Executive Officer Performance-Based Bonus Plan:

FOR	AGAINST	ABSTAIN	NON-VOTE
2,906,440,097	235,495,624	31,836,024	0

The proposal was approved.

4.	Stockholder proposal regarding Leadership Development and Compensation Committee Report:

FOR	AGAINST	ABSTAIN	NON-VOTE
950,838,682	1,204,182,976	36,608,835	982,141,252

The proposal was not approved.

ITEM 5. OTHER INFORMATION

(a) On November 29, 2006, Anil P. Gadre, Executive Vice President and Chief Marketing Officer, entered into a Rule 10b5-1(c) trading plan pursuant to which common stock of the Company will be sold for Mr. Gadre's account from time to time in accordance with the provisions of the trading plan without any further action or involvement by Mr. Gadre.

ITEM 6. EXHIBITS

See Index to Exhibits on Page 36 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN MICROSYSTEMS, INC.

BY	/s/ Michael E. Lehman
Michael E. Lehman
Chief Financial Officer and Executive Vice President, Corporate Resources (Principal Financial Officer)

/s/ V. Kalyani Chatterjee
V. Kalyani Chatterjee
Chief Accounting Officer (Principal Accounting Officer)

Dated: February 9, 2007

INDEX TO EXHIBITS

Exhibit Number	Description
3.2 (1)	Bylaws as amended November 2, 2006
10.1 *	Amendment to FY07 Compensation Terms for Jonathan I. Schwartz
10.2 *	Amendment to FY07 Compensation Terms for Scott G. McNealy
10.3 *	Changes to Named Executive Officer Fiscal 2007 Base Salary and Bonus Targets
10.4 *	2005 U.S. Non-Qualified Deferred Compensation Plan, amended November 2, 2006, effective January 1, 2007
10.5 *	Amendment to U.S. Non-Qualified Deferred Compensation Plan, Amended November 2, 2006, effective January 1, 2005
10.6 *	U.S. Vice President Involuntary Separation Plan, amended November 2, 2006
15.1	Letter re Unaudited Interim Financial Information
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certificate of Chief Executive Officer
32.2	Section 1350 Certificate of Chief Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to our Current Report on Form 8-K filed November 8, 2006.