Form 10-Q
period 2007-04-01
SUN MICROSYSTEMS, INC.
filed 2007-05-09
CIK 709519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2007
Common Stock - $0.00067 par value	3,570,244,806

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 1, 2007	March 26, 2006	April 1, 2007	March 26, 2006
Net revenues:
Products	$2,060	$2,035	$6,279	$5,847
Services	1,223	1,142	3,759	3,393

Total net revenues	3,283	3,177	10,038	9,240
Cost of sales:
Cost of sales-products (including stock-based compensation expense of $3, $3, $10 and $8)(1)	1,148	1,152	3,499	3,341
Cost of sales-services (including stock-based compensation expense of $8, $7, $24 and $21) (1)	674	658	2,086	1,909

Total cost of sales	1,822	1,810	5,585	5,250

Gross margin	1,461	1,367	4,453	3,990
Operating expenses:
Research and development (including stock-based compensation expense of $15, $19, $49 and $54)(1)	514	523	1,494	1,503
Selling, general and administrative (including stock-based compensation expense of $24, $28, $83 and $79)(1)	957	1,020	2,893	2,904
Restructuring charges and related impairment of long-lived assets	35	36	82	58
Purchased in-process research and development	—	—	—	60

Total operating expenses	1,506	1,579	4,469	4,525

Operating loss	(45)	(212)	(16)	(535)
Gain on equity investments, net	5	4	5	31
Interest and other income, net	50	26	155	95
Settlement income	54	—	54	—

Income (loss) before income taxes	64	(182)	198	(409)
Provision (benefit) for income taxes	(3)	35	54	154

Net income (loss)	$67	$(217)	$144	$(563)

Net income (loss) per common share – basic	$0.02	$(0.06)	$0.04	$(0.16)

Net income (loss) per common share – diluted	$0.02	$(0.06)	$0.04	$(0.16)

Shares used in the calculation of net income (loss) per common share – basic	3,548	3,443	3,523	3,425

Shares used in the calculation of net income (loss) per common share – diluted	3,661	3,443	3,598	3,425

(1)	For the three months ended April 1, 2007 and March 26, 2006 and the nine months ended April 1, 2007 and March 26, 2006, respectively.

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	April 1, 2007	June 30, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,292	$3,569
Short-term marketable debt securities	822	496
Accounts receivable, net	2,458	2,702
Inventories	567	540
Deferred and prepaid tax assets	230	209
Prepaid expenses and other current assets	793	757

Total current assets	8,162	8,273
Property, plant and equipment, net	1,586	1,812
Long-term marketable debt securities	1,372	783
Goodwill	2,571	2,610
Other acquisition-related intangible assets, net	694	929
Other non-current assets, net	665	675

	$15,050	$15,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$1	$503
Accounts payable	1,214	1,446
Accrued payroll-related liabilities	759	777
Accrued liabilities and other	941	1,190
Deferred revenues	1,895	1,988
Warranty reserve	225	261

Total current liabilities	5,035	6,165
Long-term debt	1,270	575
Long-term deferred revenues	589	506
Other non-current obligations	1,264	1,492
Stockholders’ equity	6,892	6,344

	$15,050	$15,082

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Nine Months Ended
	April 1, 2007	March 26, 2006
Cash flows from operating activities:
Net income (loss)	$144	$(563)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	388	440
Amortization of other acquisition-related intangible assets	239	242
Stock-based compensation expense	166	162
Purchased in-process research and development	—	60
Gain on equity investments, net	—	(31)
Impairment of assets	16	—
Deferred taxes	(20)	(9)
Changes in operating assets and liabilities:
Accounts receivable, net	265	229
Inventories	(51)	30
Prepaid and other assets	(13)	264
Accounts payable	(222)	(6)
Other liabilities	(427)	(588)

Net cash provided by operating activities	485	230

Cash flows from investing activities:
Increase in restricted cash	(4)	(63)
Purchases of marketable debt securities	(2,465)	(1,652)
Proceeds from sales of marketable debt securities	1,041	4,038
Proceeds from maturities of marketable debt securities	523	289
Proceeds from sales of equity investments, net	8	17
Purchases of property, plant and equipment, net	(73)	(193)
Purchases of spare parts and other assets	(91)	(53)
Payments for acquisitions, net of cash acquired	(10)	(3,150)

Net cash used in investing activities	(1,071)	(767)

Cash flows from financing activities:
Purchase of hedge on convertible notes	(228)	—
Sale of common stock warrants	145	—
Proceeds from issuance of common stock, net	176	127
Proceeds from issuance of convertible notes, net	692	—
Principal payments on borrowings and other obligations, net	(476)	—

Net cash provided by financing activities	309	127

Net decrease in cash and cash equivalents	(277)	(410)
Cash and cash equivalents, beginning of period	3,569	2,051

Cash and cash equivalents, end of period	$3,292	$1,641

Supplemental disclosure of cash flow information:
Interest paid (net of interest received from swap agreements of $13 and $34, respectively)	$47	$46

Income taxes paid (net of refunds of $54 and $159, respectively)	$152	$36

Supplemental schedule of noncash investing activities:
Stock and options issued in connection with acquisitions	$—	$89

Net issuance of restricted stock awards (restricted stock and restricted stock units)	$170	$162

See accompanying notes.

SUN MICROSYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Sun Microsystems, Inc. (Sun) provides network computing infrastructure solutions that include Computer Systems (hardware and software), Data Management (hardware and software), Support Services, and Professional Services (formerly referred to as Client Solutions) and Educational Services. Sun’s solutions are based on Sun technology innovations such as the Java™ technology platform, the Solaris™ Operating System, Sun Java products and the UltraSPARC® microprocessor technology, as well as other widely deployed technologies such as the Linux operating system, Intel® Xeon® and AMD Opteron™ microprocessor-based systems. Our network computing infrastructure solutions are used in a wide range of technical/scientific, business and engineering applications in industries such as telecommunications, government, financial services, manufacturing, education, retail, life sciences, media and entertainment, transportation, energy/utilities and healthcare. We sell complete networking solutions, including products and services, in most major markets worldwide through a combination of direct and indirect channels. In the first quarter of fiscal 2006, we completed the acquisition of Storage Technology Corporation (StorageTek), which allowed us to broaden our offerings of storage products, services and solutions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Sun’s first three quarters in fiscal year 2007 ended on October 1, 2006, December 31, 2006, and April 1, 2007. In fiscal year 2006, the quarters ended on September 25, 2005, December 25, 2005, and March 26, 2006. The fourth quarter in all fiscal years ends on June 30.

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

For the three and nine months ended April 1, 2007 we added 113 million and 75 million common equivalent shares, respectively, to our basic-weighted-average shares outstanding to compute the diluted weighted-average shares outstanding for these periods. We are required to include these dilutive shares in our calculations of net income per share for the three and nine months ended April 1, 2007 because we earned a profit during these periods. If we had earned a profit during the three and nine months ended March 26, 2006, we would have added 37 million and 21 million common equivalent shares, respectively, to our basic weighted-average shares outstanding to compute the diluted weighted-average shares outstanding for these periods.

Shares used in diluted net income (loss) per common share calculations exclude anti-dilutive common equivalent shares, consisting of stock options, restricted stock awards and shares associated with convertible notes. These anti-dilutive common equivalent shares totaled 484 million shares and 608 million shares for the three months ended April 1, 2007 and March 26, 2006, respectively, and 428 million shares and 538 million shares for the nine months ended April 1, 2007 and March 26, 2006, respectively. While these common equivalent shares are currently anti-dilutive, they could be dilutive in the future.

Recent Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective in the first quarter of fiscal 2008, with the cumulative effect, of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

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

In February 2007, the FASB Issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115.” This standard permits entities to choose to measure many financial instruments and certain other items at fair value and provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This standard is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.

3. BALANCE SHEET DETAILS

Inventories

Inventories consisted of the following (in millions):

	April 1, 2007	June 30, 2006
Raw materials	$106	$68
Work in process	101	97
Finished goods	360	375

	$567	$540

Other non-current assets

As part of a service-based sales arrangement entered into in fiscal year 2006 involving a governmental institution in Mexico, we were required to deposit funds with a surety company as collateral guaranteeing our performance under the arrangement. At April 1, 2007 and June 30, 2006, such deposits approximated $41 million and are classified as other non-current assets, net, in our Condensed Consolidated Balance Sheets.

Warranty Reserve

We accrue for our product warranty costs at the time of shipment. These product warranty costs are estimated based upon our historical experience and specific identification of product requirements, which may fluctuate based on product mix.

The following table sets forth an analysis of the warranty reserve activity (in millions):

Balance at June 30, 2006	$261
Charged to costs and expenses	232
Utilized	(268)

Balance at April 1, 2007	$225

4. BORROWING ARRANGEMENTS

As of April 1, 2007 and June 30, 2006, the balance of long-term debt is as follows (in millions):

	Maturities	April 1, 2007	June 30, 2006
7.50% Senior Notes	2006	$—	$500
7.65% Senior Notes	2009	550	550
0.625% Convertible Senior Notes (net of discount of $4)	2012	346	—
0.75% Convertible Senior Notes (net of discount of $4)	2014	346	—
Interest rate swap agreements		23	21
Other		6	7

Total borrowing arrangements		1,271	1,078
Less: current maturities		(1)	(503)

Total carrying value of long-term debt		$1,270	$575

The Senior Notes consist of $550 million (due August 15, 2009 bearing interest at 7.65%). Interest on the Senior Notes is payable semi-annually. We may redeem all or any part of the Senior Notes at any time at a price equal to 100% of the principle plus accrued interest and unpaid interest in addition to an amount determined by a quotation agent, representing the present value of the remaining scheduled payments. We have also entered into various interest rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest associated with the Senior Notes effectively becomes variable.

In January 2007, we issued $350 million principal amount of 0.625% Convertible Senior Notes due February 1, 2012 (or the 2012 Notes), and $350 principal amount of 0.75% Convertible Senior Notes due February 1, 2014 (or the 2014 Notes and together with the 2012 Notes, the Convertible Notes), to KKR PEI Solar Holdings, I, Ltd., KKR PEI Solar Holdings, II, Ltd. and Citibank, N.A. in a private placement. We received proceeds of $700 million from the Convertible Notes and incurred net transaction costs of approximately $9 million, which were allocated proportionately to the 2012 Notes and the 2014 Notes. The net transaction costs of $9 million included: $8 million paid to Kohlberg Kravis Roberts & Co., L.P. (the sponsor) and recorded as a discount on debt in Long-term debt, and $1 million of other costs recorded in Other non-current assets, net. The net transaction costs are being amortized to interest expense ratably over five years for the 2012 Notes and seven years for the 2014 Notes. The Convertible Notes are being carried at cost less unamortized discount, which approximates market value. The 2012 Note and 2014 Notes were each issued at par and bear interest at 0.625% and 0.75% per annum, respectively. Interest is payable semiannually in arrears on February 1 and August 1, beginning August 1, 2007.

Each $1,000 of principal of the Convertible Notes will initially be convertible into 138.6482 shares of our common stock (or a total of approximately 97 million shares), which is the equivalent of $7.21 per share, subject to adjustment upon the occurrence of specified events set forth under the terms of the Convertible Notes. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock, at our option. Holders may convert their Convertible Notes into common stock on a net settlement basis prior to the close of business on the business day immediately preceding the maturity date as follows:

•

During any calendar quarter commencing at any time after March 31, 2007, and only during such calendar quarter, if the closing price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter exceeds 130% of the conversion price per share of common stock on the last day of such preceding calendar quarter;

•

During the five-business-day period immediately after any five consecutive trading day period (the Measurement Period) in which the trading price per $1,000 principal amount of notes for each day of such Measurement Period was less than 98% of the product of the closing price of the common stock on such date and the conversion rate on such date;

•

If we elect to distribute to all holders of common stock (i) rights or warrants entitling all holders of our common stock to subscribe for or purchase, for a period expiring within 60 days after the record date for such distribution, shares of our common stock at less than the average of the closing prices of our common stock for the five consecutive trading days ending on the date immediately preceding the first public announcement of the distribution, or (ii) cash, debt securities (or other evidences of debt) or other assets (excluding certain dividends or distributions), which distribution, together with all other distributions within the preceding twelve months, has a per share value exceeding 10% of the average of the closing prices of our common stock for the five consecutive trading days ending on the date immediately preceding the first public announcement of the distribution;

•

If a change in control occurs or if we are a party to a consolidation, merger, binding share exchange or transfer or lease of all or substantially all of our assets, pursuant to which our common stock would be converted into cash, securities or other assets; or

•	At any time from January 1, 2012 (for the 2012 Notes) and January 1, 2014 (for the 2014 Notes) until the close of business on the business day immediately preceding their maturity dates.

Holders who convert their Convertible Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Convertible Notes may require us to repurchase for cash all or any portion of their Convertible Notes for 100% of the principal amount. As of April 1, 2007, none of the conditions allowing holders of the Convertible Notes to convert or requiring us to repurchase the Convertible Notes had been met.

Under the terms of the Convertible Notes, we are required to use reasonable efforts to file a shelf registration statement regarding the Convertible Notes with the Securities and Exchange Commission and cause the shelf registration statement to be declared effective within 120 days of the closing of the offering of the Convertible Notes. In addition, we must maintain the effectiveness of the shelf registration statement until such time as all of the Convertible Notes or underlying shares of our common stock have been sold under the shelf registration statement or Rule 144 under the Securities Act of 1933, as amended (the Securities Act), or are eligible for sale under Rule 144(k). If we fail to meet these terms, we will be required to pay additional interest on the Convertible Notes in the amount of 0.25% per annum. We plan to file this registration statement within the 120 day period.

Concurrent with the issuance of the Convertible Notes, we entered into note hedge transactions with a financial institution whereby we have the option to purchase up to 97 million shares of our common stock at a price of $7.21 per share, and we sold warrants to the same financial institution whereby they have the option to purchase up to 97 million shares of our common stock. The separate note hedge and warrant transactions were structured to reduce the potential future share dilution associated with the conversion of the Convertible Notes.

The note hedge transactions include an option for us to purchase 48.5 million shares expiring on February 1, 2012, and an option to purchase 48.5 million shares expiring on February 1, 2014. The options may be settled in net shares or cash, at our option. The cost of the note hedge transactions to us was approximately $103 million for the five-year call option and $125 million for the seven-year call option, and has been accounted for as an equity transaction in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF) No. 00-19). The warrants were issued in two tranches, one to purchase 48.5 million shares expiring in May 2012 with a strike price of $9.23, and one to purchase 48.5 million shares expiring in May 2014 with a strike price of $10.10. The warrants may be settled on a net exercise basis, either in shares of stock or cash, at Sun’s option, We received approximately $145 million in cash proceeds from the sale of these warrants. The value of the warrants has been classified as equity because they meet all of the equity classification criteria within EITF No. 00-19.

In accordance with SFAS No. 128, “Earnings per Share” (SFAS 128), the Convertible Notes will have no impact on diluted earnings per share, or EPS, until the price of our common stock exceeds the conversion price (initially $7.21 per share) because the principal amount of the Convertible Notes will be settled in cash upon conversion. Prior to conversion we will include the effect of the additional shares that may be issued if our common stock price exceeds the conversion price, using the treasury stock method.

Also in accordance with SFAS 128, the warrants sold in connection with the hedge transactions will have no impact on EPS until our share price exceeds $9.23 for the warrants that expire in May 2012 and $10.10 for the warrants that expire in May 2014. Prior to exercise, we will include the effect of additional shares that may be issued using the treasury stock method. The call options purchased as part of the note hedge transactions are anti-dilutive and therefore will have no impact on EPS.

5. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding our goodwill is as follows (in millions):

	Products Group	Services Group	Total
Balance at June 30, 2006	$1,321	$1,289	$2,610
Goodwill acquired during the period	—	7	7
Adjustment to acquired companies’ tax reserves	(19)	(25)	(44)
Other adjustments	—	(2)	(2)

Balance at April 1, 2007	$1,302	$1,269	$2,571

Information regarding our other acquisition-related intangible assets is as follows (in millions):

	Gross Carrying Amount			Accumulated Amortization			Net
	June 30, 2006	Additions	April 1, 2007	June 30, 2006	Additions	April 1, 2007	April 1, 2007
Developed technology	$889	$3	$892	$(471)	$(108)	$(579)	$313
Customer base	650	1	651	(204)	(118)	(322)	329
Trademark	63	—	63	(10)	(3)	(13)	50
Acquired workforce and other	94	—	94	(82)	(10)	(92)	2

	$1,696	$4	$1,700	$(767)	$(239)	$(1,006)	$694

Amortization expense for other acquisition-related intangible assets was $78 million and $239 million for the three and nine months ended April 1, 2007, respectively, and $89 million and $242 million for the three and nine months ended March 26, 2006, respectively. Our acquisition-related intangible assets are primarily amortized over periods ranging from one to five years on a straight-line basis.

For the fiscal years ending June 30, estimated amortization expense of other acquisition-related intangible assets for acquisitions completed prior to April 1, 2007 is as follows (in millions):

Remainder of 2007	$73
2008	270
2009	263
2010	49
2011	4
Thereafter	35

$694

6. RESTRUCTURING COSTS

In accordance with SFAS 112, “Employers’ Accounting for Post Employment Benefits” (SFAS 112) and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), we recognized a total of $82 million and $58 million in restructuring and related impairment of long-lived assets in the nine months ended April 1, 2007 and March 26, 2006, respectively. Restructuring and related impairment of long-lived assets charges for the three months ended April 1, 2007 and March 26, 2006 were $35 million and $36 million, respectively. The determination of when we accrue for severance costs and which standard applies depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by SFAS 146 or under an on-going benefit arrangement as described in SFAS 112.

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

Restructuring Plan VI

In May 2006, we implemented a plan to better align our resources with our strategic business objectives (Restructuring Plan VI). This plan included reducing our workforce across certain business functions, operating units and geographic regions and implementing other expense reduction measures. Excluding natural attrition and acquisition-related restructuring activity, we reduced our workforce through the third quarter of fiscal 2007 by approximately 2,100 employees and recognized cumulative expenses relating to severance and benefit costs of $180 million, primarily in workforce reduction charges associated with Restructuring Plan VI.

Restructuring Plan V

In June 2005, we implemented a workforce reduction and in July 2005, we committed to a facility exit plan (Restructuring Plan V). This plan included reducing our workforce across all levels, business functions, operating units and geographic regions. Through the third quarter of fiscal 2007, we reduced our workforce by approximately 1,400 employees, and recognized cumulative expenses relating to severance and benefit costs of $98 million, associated with Restructuring Plan V. As of December 31, 2006, all employees to be terminated as a result of Restructuring Plan V had been notified in accordance with local employment laws. All facilities relating to the amounts accrued under this restructuring plan were exited by December 31, 2006 in accordance with SFAS 146.

In the fourth quarter of fiscal 2006, we committed to the closure of our Newark, California campus and as a result recognized an impairment loss of approximately $80 million in accordance with SFAS 144. We completed the sale of our Newark, California campus in the first quarter of fiscal 2007 and received approximately $213 million, net of $1 million in closing costs, which is included in the “Purchases of property, plant and equipment, net” in our Condensed Consolidated Statements of Cash Flows.

Restructuring Plans Prior to Phase V

Prior to the initiation of Restructuring Plan V, we implemented certain workforce reduction and facilities exit actions. As of June 30, 2006, all employees to be terminated under these plans had been notified and all facilities relating to the amounts accrued under these restructuring plans were exited by June 30, 2005.

The following table sets forth an analysis of our restructuring accrual activity for the nine months ended April 1, 2007 (in millions):

	Restructuring Plans
	VI		V		Prior to V
	Severance and Benefits	Facilities Related and Other	Severance and Benefits	Facilities Related and Other	Severance and Benefits	Facilities Related and Other	Total
Balance as of June 30, 2006	$132	$—	$21	$1	$6	$300	$460
Severance and benefits	56	—	—	—	—	—	56
Property and equipment impairment	—	19	—	—	—	—	19
Provision adjustments	(9)	4	(3)	5	(4)	14	7

Total restructuring charges	47	23	(3)	5	(4)	14	82
Cash paid	(145)	—	(18)	(1)	(2)	(56)	(222)
Non-cash		(23)		(3)			(26)

Balance as of April 1, 2007	$34	$—	$—	$2	$—	$258	$294

The above restructuring charges are based on estimates that are subject to change. Changes to the previous estimates have been reflected as “Provision adjustments” in the above table in the period the changes in estimates were made. As of April 1, 2007, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $25 million.

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. Our accrual as of April 1, 2007 for facility-related leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2016. As of April 1, 2007, of the total $294 million accrual for workforce reductions and facility-related leases, $87 million was classified as current accrued liabilities and other and the remaining $207 million was classified as other non-current obligations.

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

Acquisition-related Restructuring Cost

As a result of our acquisition of StorageTek, we have recorded acquisition-related restructuring costs associated with the costs of integrating the operating locations and activities of StorageTek with those of Sun and eliminating duplicative activities. Emerging Issues Task Force (EITF) 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations” requires that these acquisition-related restructuring costs, which are not associated with the generation of future revenues and have no future economic benefit, be recorded as assumed liabilities in the allocation of the purchase price. As a result, during the year ended June 30, 2006, we recorded approximately $172 million of restructuring costs in connection with the StorageTek acquisition, which are based upon plans committed to by management. To estimate restructuring liabilities, management utilized assumptions of the number of employees that would be involuntarily terminated and of costs associated with the disposition of duplicate or excess acquired facilities. Decreases to the estimate of costs associated with executing the currently approved acquisition-related restructuring plans are recorded as adjustments to goodwill indefinitely, whereas increases to the estimates are recorded as adjustments to goodwill during the purchase price allocation period and as operating expenses thereafter. The following table sets forth an analysis of the acquisition-related restructuring liabilities for StorageTek for the nine months ended April 1, 2007 (in millions):

	Severance and Benefits	Facilities Related	Termination of Contract	Total
Balance as of June 30, 2006	$73	$45	$27	$145
Cash paid	(41)	(14)	(19)	(74)
Provision adjustments	—	3	—	3

Balance as of April 1, 2007	$32	$34	$8	$74

As of April 1, 2007, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $8 million. The balance of the StorageTek severance accrual at April 1, 2007 is expected to be utilized during the remainder of fiscal 2007 and 2008 due to legal restrictions imposed in certain European countries, and is expected to be funded through cash flows from the combined operations.

7. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) were as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 1, 2007	March 26, 2006	April 1, 2007	March 26, 2006
Net income (loss)	$67	$(217)	$144	$(563)
Change in unrealized value on investments, net	10	5	5	(27)
Change in unrealized fair value of derivative instruments and other, net	1	(12)	(1)	(15)
Translation adjustments, net	11	27	114	(61)

	$89	$(197)	$262	$(666)

The components of accumulated other comprehensive income were as follows (in millions):

	April 1, 2007	June 30, 2006
Unrealized gains on investments, net	$14	$9
Unrealized losses on derivative instruments and other, net	(21)	(20)
Cumulative translation adjustments, net	305	191

	$298	$180

8. INCOME TAXES

For the third quarter and nine months of fiscal year 2007, we recorded an income tax benefit of $3 million and a tax provision of $54 million, as compared with tax provisions of $35 million and $154 million for the corresponding periods of fiscal year 2006. These tax provisions are primarily based on income generated in certain state and foreign tax jurisdictions. The first quarter of fiscal year 2007 includes a benefit of $14 million for the reduction in accrued withholding taxes on unremitted foreign earnings as a result of restructuring of certain European subsidiaries during the quarter. The second quarter of fiscal year 2007 includes a benefit of approximately $31 million primarily due to a tax law change in Germany, repayment of intercompany loans of certain international subsidiaries, and the final resolution of two state tax claims. The third quarter of fiscal year 2007 includes a benefit of $54 million primarily relating to the settlement of the Internal Revenue Service income tax audit for fiscal 2001 and 2002, a benefit associated with adjusting estimated amounts to actual liabilities resulting from the filing of the prior year tax return, and the final resolution of a state tax claim. As a result of the settlement of these IRS audits, we reduced our income tax reserves by $60 million, of which $31 million resulted in a tax benefit and the remainder of which resulted in an increase to additional-paid-in-capital.

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

We are currently under examination by the IRS for tax returns filed for fiscal years 2003 through 2005. Although the ultimate outcome is unknown, we have reserved for potential adjustments and we believe that the final outcome will not have a material adverse effect on our results of operations.

We have also provided amounts for other anticipated tax audit adjustments in the U.S., state, and foreign tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest may be due. In addition, although specific foreign country transfer pricing exposures have not been identified, the risk of potential adjustment exists. If our estimate of the federal, state, and foreign income tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which we determine the liabilities are no longer necessary.

9. STOCK-BASED COMPENSATION

We have a stock-based compensation program that provides our Board of Directors with broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and restricted stock awards. These awards to employees are granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting 20% on each annual anniversary of the grant date over five-years and expire eight years from the grant date. Restricted stock awards are generally time-based, vesting 50% in two tranches within a five year period from the grant date. We also have a Directors’ Stock Option Plan that provides for the automatic grant of stock options to non-employee members of our Board of Directors on the date such persons initially become directors, and on the date of each annual meeting of stockholders at which such persons are re-elected as directors. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the date of purchase. Shares issued as a result of stock option exercises, restricted stock awards and our ESPP are generally first issued out of treasury stock. As of April 1, 2007, we had approximately 376 million shares of common stock reserved for future issuance under these plans.

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

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, ESPP and options assumed as a result of our acquisitions included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended		Nine Months Ended
	April 1, 2007	March 26, 2006	April 1, 2007	March 26, 2006
Cost of sales—products	$3	$3	$10	$8
Cost of sales—services	8	7	24	21
Research and development	15	19	49	54
Selling, general and administrative	24	28	83	79

Stock-based compensation expense before income taxes	50	57	166	162
Income tax benefit	—	—	—	—

Total stock-based compensation expense after income taxes	$50	$57	$166	$162

Net cash proceeds from the exercise of stock options were $52 million and $149 million for the three and nine months ended April 1, 2007, respectively, and $34 million and $74 million for the three and nine months ended March 26, 2006, respectively. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows. No income tax benefit was realized from stock option exercises during the three- and nine-month periods ended April 1, 2007 and March 26, 2006.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and nine months ended April 1, 2007 and March 26, 2006, respectively:

Options	Three Months Ended		Nine Months Ended
	April 1, 2007	March 26, 2006	April 1, 2007	March 26, 2006
Expected life (in years)	4.6	4.8	4.6	4.8
Interest rate	4.82%	4.43%	4.70%	4.19%
Volatility	43.47%	41.60%	46.20%	42.58%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$2.85	$1.85	$2.27	$1.62

Our computation of expected volatility for the quarter ended April 1, 2007 is based on a combination of historical and market-based implied volatility. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Employee Stock Purchase Plan	Three Months Ended		Nine Months Ended
	March 26, 2006		March 26, 2006
Expected life (in years)	0.5		0.5
Interest rate	4.25%		3.76%
Volatility	31.40%		36.45%
Dividend yield	—		—
Weighted-average fair value at grant date	$0.93		$0.96

Prior to May 2006, our ESPP allowed employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Effective May 2006, our ESPP plan was modified to allow employees to purchase shares of common stock at 85% of the fair market value solely at the date of purchase. Accordingly, the Black-Scholes model is no longer used to estimate the fair value of ESPP stock awards granted after May 2006.

Stock option activity for the nine months ended April 1, 2007, is as follows (in millions, except per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2006	523	$11.28
Grants and acquisition-related assumed options	25	5.08
Exercises	(43)	3.47
Forfeitures or expirations	(67)	12.37

Outstanding at April 1, 2007	438	$11.51	3.9	$528

Exercisable at April 1, 2007	310	$14.57	3.0	$288

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Sun’s closing stock price on the last trading day of our third quarter of fiscal 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on April 1, 2007. This amount changes based on the fair market value of Sun’s stock. The total intrinsic value of options exercised is $40 million and $87 million for the three and nine months ended April 1, 2007, respectively, and $21 million and $41 million for the three and nine months ended March 26, 2006, respectively. The total fair value of options vested is $13 million and $100 million for the three and nine months ended April 1, 2007, respectively, and $18 million and $109 million for the three and nine months ended March 26, 2006, respectively.

As of April 1, 2007, $250 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of two years.

The following table summarizes our restricted stock activity for the nine months ended April 1, 2007 (in millions, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)
Restricted stock at June 30, 2006	46	$4.16
Granted	35	5.29
Vested	(18)	3.70
Forfeited	(6)	4.47

Restricted stock at April 1, 2007	57	$4.98

As of April 1, 2007, we retained purchase rights to approximately one million shares issued pursuant to stock purchase agreements and other stock plans at a weighted-average price of approximately $0.01 per share. As of April 1, 2007, $240 million of total unrecognized compensation costs related to restricted stock is expected to be recognized over a weighted-average period of four years.

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

We have a Worldwide Operations (WWOPS) organization and a Global Sales and Services (GSS) organization (formerly referred to as the Global Sales Organization (GSO)) that are responsible for the manufacturing and sale, respectively, of all of our products. The CODM holds the GSS accountable for overall products and services revenue and margins at a consolidated level. GSS and WWOPS manage the majority of our accounts receivable and inventory, respectively. In addition, we have a Worldwide Marketing Organization (WMO) that is responsible for developing and executing Sun’s overall corporate, strategic and product marketing and advertising strategies. The CODM looks to this functional organization for advertising, pricing and other marketing strategies for the products and services delivered to market. Operating expenses (primarily sales, marketing and administrative) related to the GSS and the WMO are not allocated to the reportable segments and, accordingly, are included under the Other segment reported below.

Segment information

The following table presents revenues, interdivision revenues and operating income (loss) for our segments. The Other segment consists of certain functional groups that did not meet the requirements for a reportable segment as defined by SFAS 131, such as GSS and WMO and other miscellaneous functions such as Finance, Human Resources and Legal (in millions):

	Product Group	Services Group	Other	Total
Three Months Ended:
April 1, 2007
Revenues	$2,060	$1,223	$—	$3,283
Interdivision revenues	—	87	(87)	—
Operating income (loss)	398	525	(968)	(45)
March 26, 2006
Revenues	$2,035	$1,142	$—	$3,177
Interdivision revenues	58	84	(142)	—
Operating income (loss)	379	391	(982)	(212)

	Product Group	Services Group	Other	Total
Nine Months Ended:
April 1, 2007
Revenues	$6,279	$3,759	$—	$10,038
Interdivision revenues	116	266	(382)	—
Operating income (loss)	1,287	1,590	(2,893)	(16)
March 26, 2006
Revenues	$5,847	$3,393	$—	$9,240
Interdivision revenues	174	265	(439)	—
Operating income (loss)	1,066	1,257	(2,858)	(535)

11. LEGAL PROCEEDINGS

In fiscal 2005, the General Services Administration (GSA) began auditing our records under the agreements it had with us, to verify our compliance with various contract provisions. The audited period is from October 1997 through February 2005, but GSA has asked for documents pre-dating October 1997. Sun has cooperated with the audit. On September 8, 2006, GSA and Sun executed new schedules that will expire in August 2009. In December 2005, Sun and its subsidiary SeeBeyond Technology Corporation were served with separate subpoenas from the Department of Energy (DOE) and the General Services Administration (GSA) seeking information regarding rebates and other payments made to systems integrators and other government resellers. In December 2006, we were informed that federal False Claims Act “qui tam” actions associated with the subpoenas described above had been filed against us and other defendants in the Unites States District Court for the District of Arkansas. The complaints remained under seal at the government’s request, until on or around the third quarter of our fiscal year 2007, when we were informed that the government had filed an amended complaint in one action that was recently unsealed and that includes claims under the federal False Claims and Anti-Kickback Acts, as well as breach of contract and other claims. The subject matter of the complaint encompasses both the subpoenas and GSA audit issues described above. The complaint has not been served, and we are not required to make any formal response at this time. Although we are pursuing an amicable resolution, we intend to present a vigorous factual and legal defense throughout the course of these proceedings.

We have made an assessment of the probable loss resulting from these matters and such amounts are reflected in our fiscal 2007, 2006 and 2005 consolidated financial statements. It is difficult to predict the outcome of this matter with certainty, and the actual amount of loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders, Sun Microsystems, Inc.

We have reviewed the condensed consolidated balance sheet of Sun Microsystems, Inc. as of April 1, 2007, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended April 1, 2007 and March 26, 2006, and the condensed consolidated statements of cash flows for the nine-month periods ended April 1, 2007 and March 26, 2006. These financial statements are the responsibility of the Company’s management.

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

April 23, 2007

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

Executive Overview

Sun Microsystems, Inc. (Sun) provides network computing infrastructure solutions that include Computer Systems (hardware and software), Data Management (hardware and software), Support Services and Professional Services (formerly referred to as Client Solutions) and Educational Services. Sun’s solutions are based on major Sun technology innovations such as the Java technology platform, the Solaris Operating System (Solaris OS), Sun Java products and the UltraSPARC microprocessor technology, as well as other widely deployed technologies such as the Linux operating system, Intel Xeon and AMD Opteron microprocessor-based systems. Our network computing infrastructure solutions are used in a wide range of technical/scientific, business and engineering applications in industries such as telecommunications, government, financial services, manufacturing, education, retail, life sciences, media and entertainment, transportation, energy/utilities and healthcare. We sell complete networking solutions, including products and services, in most major markets worldwide through a combination of direct and indirect channels.

In the first quarter of fiscal 2006, we completed the acquisition of Storage Technology Corporation (StorageTek), which allowed us to broaden our offerings of storage products, services and solutions. Our results of operations for the nine months ended March 26, 2006 included the results for StorageTek from August 31, 2005, the date of acquisition and the beginning of the last month of StorageTek’s fiscal quarter. StorageTek historically experienced a disproportionately high product revenue volume in the last month of each fiscal quarter. Therefore, the results of operations included for the nine months ended March 26, 2006 are not indicative of the results for a full nine months. StorageTek’s products revenues are included in Data Management and StorageTek’s services revenues are included in Support Services. Due to integration activities, it is no longer possible to accurately quantify the results separately for the former StorageTek business.

During the third quarter and first nine months of fiscal 2007, we experienced a year-over-year increase in total net revenues of approximately $106 million or 3 percentage points and $798 million or 9 percentage points, respectively. Our Products net revenue for the third quarter of fiscal 2007 was most favorably impacted by increased sales of our chip multi-threading (CMT) entry-level volume servers, data center enterprise SPARC® servers, and Opteron x64-based servers. Third quarter of fiscal 2007 Data Management Products revenue of $560 million remained relatively unchanged as compared to the same period in 2006. Although we experienced increased sales of our midrange disk products and our full line of tape products, these increases were offset by decreased sales of our data center and entry-level disk products. In addition, reductions in channel inventories, as a result of supply chain management improvement initiatives, have contributed to decreases in Products revenue for the third quarter and nine months ended April 1, 2007, as compared to the corresponding periods in fiscal year 2006. Our Services net revenue for the third quarter of fiscal 2007 increased by $81 million or 7 percentage points as compared to the same period in 2006, as a result of favorable changes in foreign currency exchange rates and growth in our installed base. We experienced a sequential quarterly decrease in total net revenues of approximately $283 million or 8 percentage points, primarily due to the normal seasonal decline from the second quarter to the third fiscal quarter in a given year. Favorable changes in foreign currency exchanges rates positively impacted revenues reported by our foreign subsidiaries for all our lines of business during the third quarter and first nine months of fiscal 2007, as compared to the same periods in 2006.

During the third quarter of fiscal 2007, our year-over-year total gross margin increased by approximately 2 percentage points. During the third quarter of fiscal 2007, our year-over-year Products gross margin increased by approximately 1 percentage point primarily due to benefits associated with decreasing material costs, partially offset by changes in discounting and pricing actions. Our sequential quarterly Products gross margin decreased by approximately 1 percentage point primarily due to unfavorable shifts in product volume and mix, and other charges. Our third quarter year-over-year Services gross margin increased by 3 percentage points primarily due to improved utilization and a favorable impact from the increase in services volume. Our sequential quarterly Services gross margin percentage increased by 1 point primarily due to favorable changes in costs and other charges, partially offset by decreased utilization as a result of decreases in Services sales volume.

During the third quarter of fiscal 2007, as compared with the corresponding period of fiscal 2006, our research and development expenses decreased by $9 million and our sales, general and administrative expenses decreased $63 million. These decreases were primarily due to cost savings resulting from our restructuring activities, partially offset by an increase in compensation-related expenses for continuing employees.

In the third quarter of fiscal 2007, we continued to execute on our global workforce and other costs reduction plan announced in fiscal 2006. As a result, we recorded an incremental $23 million of workforce reduction charges and $12 million of facilities and related asset impairment charges in the quarter.

During the first nine months of fiscal 2007, our operating activities generated cash in-flows of $485 million. Cash management remains a priority and we plan to remain focused on our cash conversion cycle. At April 1, 2007, we had total cash, cash equivalents and marketable debt securities of approximately $5.5 billion. Our cash flows during the first nine months of fiscal 2007 included the first quarter $213 million in cash proceeds received from the sale of our Newark, California facility and the third quarter receipt of $692 million associated with the issuance of the Convertible Notes, net of related expenses, partially offset by a $500 million payment in the first quarter of fiscal year 2007 to settle a portion of our Senior Notes.

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

During the nine months ended April 1, 2007, we believe there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2006 Form 10-K.

RESULTS OF OPERATIONS

Net Revenues

(dollars in millions, except revenue per employee dollars in thousands)

	Three Months Ended		Change		Nine Months Ended		Change
	April 1, 2007	March 26, 2006			April 1, 2007	March 26, 2006
Computer Systems products	$1,500	$1,474	1.8%		$4,602	$4,186	9.9%
Data Management products	560	561	(0.2)%		1,677	1,661	1.0%

Products net revenue	$2,060	$2,035	1.2%		$6,279	$5,847	7.4%
Percentage of total net revenues	62.7%	64.1%	(1.4	) pts	62.6%	63.3%	(0.7	) pts
Support services	$950	$904	5.1%		$2,938	$2,692	9.1%
Professional Services and Educational services	273	238	14.7%		821	701	17.1%

Services net revenue	$1,223	$1,142	7.1%		$3,759	$3,393	10.8%
Percentage of total net revenues	37.3%	35.9%	1.4	pts	37.4%	36.7%	0.7	pts
Total net revenues	$3,283	$3,177	3.3%		$10,038	$9,240	8.6%
Revenue per employee(1)	$95	$83	14.5%		$280	$240	16.7%

(1)	Revenue per employee is calculated by dividing the revenue during the period by the average number of employees during the period, including contractors. We use this as a measure of our productivity.

Due to the generally weakened U.S. dollar during the third quarter and first nine months of fiscal 2007, as compared with the corresponding periods of fiscal 2006, our total net revenues were favorably impacted by foreign currency exchange rates. The net foreign currency impact to our total net revenues is difficult to precisely measure due to hedging and pricing actions we take to mitigate the effect of foreign exchange rate fluctuations. Excluding the effect of these actions, the foreign exchange rate impact during the third quarter and first nine months of fiscal 2007, as compared with the corresponding periods of fiscal 2006, approximated 3% and 2%, respectively, of Products net revenue and approximated 4% and 3%, respectively, of Services net revenue.

Products Net Revenue

Products net revenue consists of revenue generated from the sale of Computer Systems and Data Management products.

During the third quarter of fiscal 2007, as compared with the corresponding period in fiscal 2006, Computer Systems revenue increased by $26 million, primarily due to increased sales of our CMT entry-level volume and data center enterprise SPARC servers and our sales of certain Opteron x64-based servers. Revenues were also positively impacted by increased sales of our expanded offerings within the NetraTM product line. Server revenue during the third quarter of fiscal 2007, as compared to the same period in fiscal 2006, was most significantly impacted by the growth in sales of our CMT products. During the first nine months of fiscal 2007, as compared with the corresponding period in fiscal 2006, Computer Systems revenue increased by $416 million, primarily as a result of increased sales of our CMT products, entry-level Opteron x64-based rack servers, and both data center enterprise and mid-range enterprise SPARC servers. Increases in revenues in both the third quarter and nine months of fiscal 2007, as compared to the same periods in fiscal 2006, were partially offset by decreased sales of certain entry-level volume SPARC servers and work station products, particularly in the U.S. and the U.K.

During the third quarter of fiscal 2007, as compared with the corresponding periods in fiscal 2006, Data Management Products revenue decreased by $1 million, primarily due to decreased sales of our data center and entry-level disk products offset in part by increased sales of our midrange disk products, our full line of tape products and our hybrid storage/server products. During the first nine months of fiscal 2007, as compared with the corresponding period in fiscal 2006, Data Management revenue increased by $16 million due to the inclusion of the operations of StorageTek for three full fiscal quarters and increased sales of our midrange disk products. These increases were partially offset by decreased sales of certain tape drive and virtual tape products, as well as decreased sales of our entry-level disk products.

Services Net Revenue

Services net revenue consists of revenue generated from Support services, Professional services and Educational services.

Support services revenue consists primarily of maintenance contract revenue, which is recognized ratably over the contractual period. During the third quarter and first nine months of fiscal 2007, as compared with the same periods in fiscal 2006, Support services revenue increased by $46 million and $246 million, respectively. The increase in revenue in the third quarter, as compared to the same period in fiscal 2006, is primarily due to the favorable impact of foreign currency exchange rates and the growth in our installed base. These increases were partially offset by competitive pricing pressures, generally occurring as a result of an increase in older computer systems being replaced by new systems, which generally require less complex maintenance and support.

Professional services and Educational services revenue consist primarily of revenue generated from professional services, such as technical consulting that helps our customers plan, implement, and manage distributed network computing environments. During the third quarter and first nine months of fiscal 2007, as compared with the same periods in fiscal 2006, Professional services and Educational services revenue increased by $35 million and $120 million, respectively. These increases are as a result of the favorable impact of foreign currency exchange rates and revenue recognized in connection with a service-based sales arrangement involving certain governmental institutions, and an increasing mix of longer, more complex service deals. The first nine months of fiscal 2007, as compared to the same period in fiscal 2006, was positively impacted by the inclusion of the operations of StorageTek for three full fiscal quarters.

Net Revenues by Geographic Area*

(dollars in millions)

	Three Months Ended				Nine Months Ended
	April 1, 2007	March 26, 2006	Change		April 1, 2007	March 26, 2006	Change
United States (U.S.)	$1,283	$1,357	(5.5)%		$4,059	$3,925	3.4%
Percentage of total net revenues	39.1%	42.7%	(3.6	) pts	40.4%	42.5%	(2.1	) pts
International Americas (Canada and Latin America)	$195	$185	5.4%		$622	$513	21.2%
Percentage of total net revenues	5.9%	5.8%	0.1	pts	6.2%	5.6%	0.6	pts
EMEA (Europe, Middle East and Africa)	$1,212	$1,115	8.7%		$3,632	$3,305	9.9%
Percentage of total net revenues	36.9%	35.1%	1.8	pts	36.2%	35.8%	0.4	pts
APAC (Asia, Australia and New Zealand)	$593	$520	14.0%		$1,725	$1,497	15.2%
Percentage of total net revenues	18.1%	16.4%	1.7	pts	17.2%	16.2%	1.0	pt
Total International revenues	$2,000	$1,820	9.9%		$5,979	$5,315	12.5%
Percentage of total net revenues	60.9%	57.3%	3.6	pts	59.6%	57.5%	2.1	pts
Total net revenues	$3,283	$3,177	3.3%		$10,038	$9,240	8.6%

*	Geographic revenue reported during the three and nine months ended March 26, 2006 and the nine months ended April 1, 2007 has been adjusted to reflect an immaterial correction in intercompany revenue to properly report country of origin.

United States (U.S.)

During the third quarter of fiscal 2007, as compared with the corresponding period of fiscal 2006, net revenues decreased by $74 million primarily due to decreased sales of our mid-range enterprise servers and entry-level volume SPARC servers, as well as decreased sales of data center and entry-level disk storage products. During the first nine months of fiscal 2007, as compared with the corresponding period of fiscal 2006, net U.S. revenues increased by $134 million primarily due to the inclusion of the operations of StorageTek for three full fiscal quarters and increased sales of our data center enterprise servers and entry-level volume servers, based on increased demand for our CMT entry-level volume servers and Opteron x64-based rack servers.

The following table sets forth net revenues in those geographic markets that contributed significantly to international net revenues during the third quarter and first nine months of fiscal 2007:

(dollars in millions)

	Three Months Ended			Nine Months Ended
	April 1, 2007	March 26, 2006	Change	April 1, 2007	March 26, 2006	Change
United Kingdom (UK)	$281	$277	1.4%	$835	$786	6.2%
Germany	$231	$203	13.8%	$724	$668	8.4%
Central and Northern Europe	$221	$210	5.2%	$662	$573	15.5%
Japan	$181	$195	(7.2)%	$567	$550	3.1%

United Kingdom (UK)

Net revenues in the UK increased by $4 million during the third quarter of fiscal 2007, as compared with the corresponding period of fiscal 2006. The increase in the third quarter of fiscal 2007 was primarily due the favorable impact of foreign currency exchange rates and strong sales of Data Management products, partially offset by lower demand for certain data center enterprise and mid-range enterprise servers. During the first nine months of fiscal 2007, as compared with the corresponding period of fiscal 2006, net revenues in the UK increased by $49 million primarily due to the inclusion of StorageTek products and services revenue for three full fiscal quarters and the favorable impact of foreign currency exchange rates.

Germany

Net revenues in Germany increased by $28 million and $56 million during the third quarter and first nine months of fiscal 2007, respectively, as compared with the corresponding periods of fiscal 2006, primarily due to increased sales of data center enterprise servers and favorable foreign currency exchange rates, partially offset by decreased sales of Support and Professional services.

Central and Northern Europe (CNE)

During the third quarter of fiscal 2007, as compared with the corresponding period of fiscal 2006, net revenues in CNE increased by $11 million primarily due to favorable changes in foreign currency exchange rates and increased demand for certain mid-range enterprise server and entry-level volume server products. During the first nine months of fiscal 2007, as compared with the corresponding period in fiscal 2006, net revenues in CNE increased by $89 million primarily due to the inclusion of StorageTek products and services revenue for three full fiscal quarters, favorable foreign currency exchange rates and increases in computer systems revenues due to increased demand for certain entry-level volume, mid-range enterprise servers and data center enterprise servers.

Japan

Net revenues in Japan decreased by $14 million during the third quarter of fiscal 2007, as compared with the corresponding period of fiscal 2006, primarily due to a decrease in high-end server sales as a result of competition in the telecommunications sector. Net revenue increased by $17 million during first nine months of fiscal 2007, as compared with the corresponding periods of fiscal 2006, primarily due to the inclusion of StorageTek products and services revenue for three full fiscal quarters.

Gross Margin

(dollars in millions)

	Three Months Ended				Nine Months Ended
	April 1, 2007	March 26, 2006	Change		April 1, 2007	March 26, 2006	Change
Products gross margin	$912	$883	3.3%		$2,780	$2,506	10.9%
Percentage of products net revenue	44.3%	43.4%	0.9	pts	44.3%	42.9%	1.4	pts
Services gross margin	$549	$484	13.4%		$1,673	$1,484	12.7%
Percentage of services net revenue	44.9%	42.4%	2.5	pts	44.5%	43.7%	0.8	pts
Total gross margin	$1,461	$1,367	6.9%		$4,453	$3,990	11.6%
Percentage of total net revenues	44.5%	43.0%	1.5	pts	44.4%	43.2%	1.2	pts

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

During the third quarter of fiscal 2007, as compared with the corresponding period of fiscal 2006, our Products gross margin increased by approximately 1 percentage point. This increase is primarily related to cost reductions resulting from supply chain restructuring and product cost engineering changes of approximately 2 percentage points, as well as, changes in volume and mix of products sold of approximately 1 percentage point. These increases were partially offset by planned list price reductions, sales discounting actions and other adjustments of approximately 2 percentage points.

During the first nine months of fiscal 2007, as compared with the corresponding period of fiscal 2006, our Products gross margin increased by 1 percentage point primarily due to decreasing material costs of 2 percentage points and a favorable shift in product mix of 1 percentage point. These increases were partially offset by unfavorable pricing and discounting actions of 2 percentage points.

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

During the third quarter of fiscal 2007, as compared with the corresponding period of fiscal 2006, our Services gross margin increased by approximately 3 percentage points primarily due to higher utilization and volume efficiencies. During the first nine months of fiscal 2007, as compared with the corresponding period of fiscal 2006, our Services gross margin increased by 1 percentage point primarily due to higher utilization and volume efficiencies partially offset by discounts and pricing.

Operating Expenses

(dollars in millions)

	Three Months Ended			Nine Months Ended
	April 1, 2007	March 26, 2006	Change	April 1, 2007	March 26, 2006	Change
Research and development	$514	$523	(1.7)%	$1,494	$1,503	(0.6)%
Percentage of total net revenues	15.7%	16.5%		14.9%	16.3%
Selling, general and administrative	$957	$1,020	(6.2)%	$2,893	$2,904	(0.4)%
Percentage of total net revenues	29.2%	32.1%		28.8%	31.4%
Restructuring charges	$35	$36	(2.8)%	$82	$58	41.4%
Percentage of total net revenues	1.1%	1.1%		0.8%	0.6%
Purchased in-process research and development	$—	$—	—%	$—	$60	N/M *
Percentage of total net revenues	—%	—%		—%	0.6%
Total operating expenses	$1,506	$1,579	(4.6)%	$4,469	$4,525	(1.2)%

*	N/M—Not meaningful

Research and Development (R&D) Expenses

R&D expenses decreased by $9 million during the third quarter of fiscal 2007, as compared with the corresponding period of fiscal 2006, primarily due to decreases of $31 million associated with headcount reductions and reductions in outside services. Other components of this decrease included $6 million in decreases associated with prototype expenses related to new product introductions, $6 million in depreciation, and $5 million in stock-based compensation expense. These decreases were partially offset by an increase of $42 million in compensation-related expenses for continuing employees. R&D expenses decreased by $9 million during the first nine months of fiscal 2007, as compared with the corresponding period of fiscal 2006, primarily due to a decreases of $96 million associated with headcount reductions and reductions in outside services. Other components of this decrease included $11 million associated with decreases in depreciation, $3 million for prototype expenses associated with new product introductions and $5 million in stock-based compensation expense. These decreases were partially offset by an increase of $106 million associated with compensation-related expenses for continuing employees.

We believe that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems, software, and microprocessor development, as well as continue to enhance existing products.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses decreased by $63 million during the third quarter of fiscal 2007, as compared with the corresponding period of fiscal 2006, primarily due to decreases of $71 million associated with head count reductions and reductions in outside services, decreases of $11 million associated with marketing expenses, decreases of $8 million associated with facility expenses, $7 million in decreases associated with depreciation expense and a decrease of $4 million related to stock-based compensation expenses. These decreases were partially offset by an increase in compensation-related expenses for continuing employees of approximately $39 million. SG&A expenses decreased by $11 million during the first nine months of fiscal 2007, as compared with the corresponding period of fiscal 2006, primarily due to decreases of $67 million associated with head count reductions and reductions in outside services, decreases of $31 million in marketing expenses and $7 million of decreases in depreciation expense. These decreases were partially offset by an increase in compensation-related expenses for continuing employees of approximately $119 million.

We are continuing to focus our efforts on achieving additional operating efficiencies by reviewing and improving upon our existing business processes and cost structure.

Restructuring and Related Impairment of Long-lived Assets

Restructuring and related impairment of long-lived assets charges for the three and nine months ended April 1, 2007 were $35 million and $82 million, respectively. In the third quarter of fiscal 2007, these restructuring and related impairment of long-lived assets charges included $23 million in net severance and benefit costs, $5 million in accrued lease costs associated with excess facilities and $7 million associated with the impairment of certain long-lived assets. In the first nine months of fiscal 2007, the restructuring and related impairment of long-lived assets charges included $40 million in net severance and benefit costs, $23 million in accrued lease costs associated with excess facilities and $19 million associated with the impairment of certain long-lived assets. From June 30, 2006 until April 1, 2007, our headcount has decreased from 38,300 employees to 34,500 employees. The decrease of 3,800 employees is attributable to both our restructuring plans and natural attrition.

For further detail, refer to Note 6 of our Consolidated Condensed Financial Statements.

Purchased In-Process Research and Development (IPRD)

Overview

In the first nine months of 2007, we recorded no IPRD expense, however in the first nine months of fiscal 2006 we recorded total IPRD expense of $60 million related to our acquisitions of StorageTek and SeeBeyond. At the date of each acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and the IPRD had no alternative future uses. Accordingly, these amounts were expensed on the respective acquisition dates of each of the acquired companies.

Gain on Equity Investments, net

(dollars in millions)

	Three Months Ended			Nine Months Ended
	April 1, 2007	March 26, 2006	Change	April 1, 2007	March 26, 2006	Change
Gain on equity investments, net	$5	$4	25%	$5	$31	(83.9)%

In the third quarter and first nine months of fiscal 2007, our gain on equity investments, net, was comprised of approximately $4 million in gains on the sale of certain marketable equity investments in privately held companies and $1 million in distributions from equity method investments. In the first nine months of fiscal 2006, our gain on equity investments, net, was comprised of gains on sale of certain marketable equity investments in publicly traded companies of $11 million, gains on warrants of $11 million and gains on the sale of certain equity investments in privately held companies of $9 million.

As of April 1, 2007, our equity investment portfolio of $64 million consisted of $20 million in investments in venture capital funds and joint ventures, $29 million in marketable equity securities and $15 million in equity investments in privately held companies. The ongoing valuation of our investment portfolio remains uncertain and may be subject to fluctuations based on whether we participate in additional investment activity or as a result of the occurrence of events outside of our control.

Interest and Other Income, net

(dollars in millions)

	Three Months Ended				Nine Months Ended
	April 1, 2007	March 26, 2006	Change		April 1, 2007	March 26, 2006	Change
Interest and other income, net	$50	$26	92.3%		$155	$95	63.2%
Settlement income	$54	$—	N/M	*	$54	$—	N/M	*
Percentage of total net revenues	3.2%	0.8%			2.1%	1.0%

*	N/M—Not meaningful

In the third quarter and first nine months of fiscal 2007, as compared with the corresponding period of fiscal 2006, interest and other income, net, increased by $24 million and $60 million, respectively. These increases were primarily due to an increase in interest income due to higher interest rates and a higher average cash balance in the third quarter and first nine months of fiscal 2007, as compared with the corresponding periods of fiscal 2006, and a decrease in interest expense due to the $500 million settlement of a portion of our Senior Notes in the first quarter of fiscal 2007. These increases were partially offset by interest expense as a result of the issuance of the Convertible Notes. As a result of settlement income being received from Microsoft in the third quarter of fiscal 2007 as opposed to the fourth quarter of fiscal 2006, as in the prior year, settlement income increased for the three and nine months ended April 1, 2007.

As of April 1, 2007, the average duration of our portfolio of marketable debt securities decreased to 0.23 years from 0.55 years at March 26, 2006. The decrease of 0.32 years is primarily related to a strategic repositioning of our portfolio and the liquidation of securities in order to repatriate $2 billion of foreign earnings in the fourth quarter of fiscal 2006. In general, we would expect the volatility of this portfolio to decrease as its duration decreases.

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

Income Taxes

For the third quarter and nine months of fiscal 2007, we recorded an income tax benefit of $3 million and a tax provision of $54 million, as compared with tax provisions of $35 million and $154 million for the corresponding periods of fiscal 2006, respectively. These tax provisions are primarily based on income generated in certain state and foreign tax jurisdictions. The first quarter of fiscal 2007 includes a benefit of $14 million for the reduction in accrued withholding taxes on unremitted foreign earnings as a result of restructuring of certain European subsidiaries during the quarter. The second quarter of fiscal 2007 includes a benefit of approximately $31 million primarily due to a tax law change in Germany, repayment of intercompany loans of certain international subsidiaries, and the final resolution of two state tax claims. The third quarter of fiscal 2007 includes a benefit of $54 million primarily relating to the settlement of the Internal Revenue Service income tax audit for fiscal 2001 and 2002, a benefit associated with adjusting estimated amounts to actual liabilities resulting from the filing of the prior year tax return, and the final resolution of a state tax claim. As a result of the settlement of these IRS audits, we reduced our income tax reserves by $60 million, of which $31 million resulted in a tax benefit and the remainder of which resulted in an increase to additional-paid-in-capital. For further discussion of income taxes refer to Note 8 of our Condensed Consolidated Financial Statements.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

(dollars in millions)

	April 1, 2007	June 30, 2006	Change
Cash and cash equivalents	$3,292	$3,569	$(277)
Marketable debt securities	2,194	1,279	915

Total cash, cash equivalents and marketable debt securities	$5,486	$4,848	$638

Percentage of total assets	36.5%	32.1%	4.4 pts

	Nine Months Ended
	April 1, 2007	March 26, 2006	Change
Cash provided by operating activities	$485	$230	$255
Cash used in investing activities	(1,071)	(767)	(304)
Cash provided by financing activities	309	127	182

Net decrease in cash and cash equivalents	$(277)	$(410)	$133

Changes in Cash Flow

During the first nine months of fiscal 2007, our operating activities generated cash flows of $485 million. The following items significantly impacted our cash provided by operating activities:

•

Net income of $144 million, non-cash charges of approximately $793 million, comprised primarily of depreciation and amortization of $388 million, amortization of acquisition-related other intangible assets of $239 million and stock-based compensation expense of $166 million;

•	Payments associated with severance and facilities restructuring liabilities totaling $296 million.

The reasons for certain changes in our working capital are discussed further in the cash conversion cycle section below.

During the first nine months of fiscal 2007, our cash used in investing activities of $1,071 million was primarily related to purchases of marketable debt securities, net of proceeds from sales and maturities, of $901 million, partially offset by proceeds from sale of property, plant and equipment, net, of $73 million, which included $213 million in cash received from the sale of our Newark, California facility. Our cash provided in financing activities of $309 million was primarily attributable to $692 million in proceeds from the issuance of convertible notes, net of expenses and proceeds from the issuance of common stock, net, of $176 million, partially offset by $500 million paid to settle the current portion of our unsecured senior debt securities (Senior Notes). We concurrently entered into call and warrant transactions. The cost of hedge transactions to us was approximately $228 million for the call options, offset by the receipt of approximately $145 million in cash proceeds from the sale of related warrants.

Cash Conversion Cycle

	April 1, 2007	June 30, 2006	Change
Days sales outstanding (DSO)(1)	67	64	(3)
Days of supply in inventory (DOS)(2)	28	22	(6)
Days payable outstanding (DPO)(3)	(60)	(59)	1

Cash conversion cycle	35	27	(8)

Inventory turns—products only	8.7	9.9	1.2

(1)	DSO measures the number of days it takes, based on a 90 day average, to turn our receivables into cash.
(2)	DOS measures the number of days it takes, based on a 90 day average, to sell our inventory.
(3)	DPO measures the number of days it takes, based on a 90 day average, to pay the balances of our accounts payable.

We ended the third quarter of fiscal 2007 with a cash conversion cycle of 35 days. The cash conversion cycle is the duration between the purchase of inventories and services and the collection of the cash for the sale of our products and services and is a quarterly metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of days sales outstanding (DSO) added to days of supply in inventories (DOS), reduced by days payable outstanding (DPO). DSO and DPO remained relatively unchanged in the third quarter of fiscal 2007, as compared to the fourth quarter of fiscal 2006. DOS worsened by 6 days due to normal seasonal fluctuations. Our products inventory turn rate decreased 1.2 points from June 30, 2006. Inventory turns is annualized and represents the number of times product inventory is replenished during the year. Inventory management will continue to be an area of focus as we balance the need to maintain sufficient inventory levels to help ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

Stock Repurchase

From time to time, our Board of Directors approves common stock repurchase programs allowing management to repurchase shares of our common stock in the open market pursuant to price-based formulas. In February 2001, we announced our intention to acquire up to $1.5 billion of our outstanding common stock under a stock repurchase program authorized by our Board of Directors. Under the repurchase program, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including our projected cash flow requirements, our return to sustained profitability and our share price. During the first nine months of fiscal 2007 and the fiscal year ended June 30, 2006, we did not repurchase common stock under our repurchase program. All prior repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. As of April 1, 2007, approximately $230 million of the $1.5 billion announced, remained unused and available for repurchase.

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

In January 2007, we entered into a $700 million private placement transaction with KKR PEI Solar Holdings, I, Ltd., KKR PEI Solar Holdings, II, Ltd. and Citibank, N.A. in the form of $350 million of convertible senior notes due in 2012, and $350 million of convertible senior notes due in 2014 (collectively, the Convertible Notes). The Convertible Notes will pay interest semi-annually at a rate of 0.625% and 0.75% per annum, respectively. The Convertible Notes will be convertible, at the holder’s option during specified periods, into approximately 97 million shares of our common stock at a conversion price (initially $7.21 per share) at a premium of 25% from the January 22, 2007 closing stock price for our common stock. Upon conversion, we will deliver cash up to the principal amount, and at our option, cash or stock equal to the remaining conversion value. For additional detail refer to Note 4 of our Condensed Consolidated Financial Statements.

In January 2005, our Board of Directors authorized our management to repurchase debt from time to time in partial or full tranches based on available cash and market conditions.

In addition, we have uncommitted lines of credit aggregating approximately $392 million and no amounts were drawn from these lines of credit as of April 1, 2007. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

Contractual Obligations

Through the normal course of our business, we purchase or place orders for the necessary components of our products from various suppliers and have also committed to purchase certain outsourced services where we would incur a penalty if the agreement was canceled prior to a contractual minimum term. We estimate that our contractual obligations at April 1, 2007 were no more than $552 million and were primarily due in less than one year from April 1, 2007. This amount does not include contractual obligations recorded on the balance sheet as current liabilities. Contractual obligations for the purchase of goods or services are comprised of agreements that are enforceable and legally binding on Sun and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the appropriate timing of the transactions. Our purchase commitments are based on our current manufacturing needs and typically provide for fulfillment within agreed-upon lead-times and/or commercially standard lead-times for the particular part or product.

As part of a service-based sales arrangement entered into in fiscal year 2006 involving a governmental institution in Mexico, we were required to deposit funds with a surety company as collateral guaranteeing our performance under the arrangement. As of April 1, 2007 and June 30, 2006, such deposits approximated $41 million, and are classified as other non-current assets, net, in our Condensed Consolidated Balance Sheets.

Sun is insured by third-party insurers for certain potential liabilities, including worker’s compensation, general liability, automobile liability, employer’s liability, errors and omissions liability, employment practices liability, property, cargo and crime and directors and officers liability. We have self insured with regard to certain risks such as California earthquakes and as supplemental coverage for certain potential liabilities including, but not limited to general liability, automobile liability, employer’s liability, employment practices liability, directors and officers liability, workers compensation, errors and omissions liability, property, cargo, crime and employee life insurance. Effective July 1, 2006, we self-insure for all indemnification or defense payments we, as a company, may make to or on behalf of our directors and officers as a result of obligations under applicable agreements, Sun’s by-laws and applicable law. We have self-insured between $2 million and $25 million per occurrence on these lines of coverage. Sun performs an annual actuarial analysis to develop an estimate of amounts to be paid for both claims reported and potential losses on activities that have occurred but have not yet been reported. Loss accruals were $36 million and $35 million as of April 1, 2007 and June 30, 2006, respectively.

GSA Audit

In fiscal 2005, the General Services Administration (GSA) began auditing our records under the agreements it had with us, to verify our compliance with various contract provisions. The audited period is from October 1997 through February 2005, but GSA has asked for documents pre-dating October 1997. Sun has cooperated with the audit. We have made an assessment of the probable loss resulting from these matters and such amounts are reflected in our fiscal 2007, 2006 and 2005 consolidated financial statements. It is difficult to predict the outcome of this matter with certainty, and the actual amount of loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements. For further discussion on this matter refer to Note 11 of our Condensed Consolidated Financial Statements.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents in our subsidiaries for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. At April 1, 2007, in addition to the $3.3 billion in cash and cash equivalents, we had approximately $2.2 billion in marketable debt securities that were available for shorter-term requirements, such as future operating, financing and investment activities, for a total cash and marketable debt securities position of approximately $5.5 billion.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report, including the foregoing sections, contains forward-looking statements, particularly statements regarding: our belief that we have adequately reserved for potential adjustments to our tax returns for fiscal years 2003 to 2005 and the final outcome will not have a material adverse effect on our results of operations; our belief that to maintain our competitive position, we must continue to invest significant resources in new systems, storage, software and microprocessor development, as well as continue to enhance existing products; continuing to focus our efforts on achieving additional operating efficiencies and cost savings by reviewing and improving upon our existing business processes and cost structure; our expectations regarding the volatility of our portfolio of marketable debt securities; our estimates of federal, state and foreign income tax liabilities; our expectation that we will continue to more efficiently manage our assets; our expectation that inventory management will continue to be an area of focus; our estimate of our contractual obligations; our actuarial analysis to develop an estimate of amounts to be paid for claims; our assessment of the probable loss resulting from the GSA audit of our agreements with the GSA; our long-term strategy to maintain a minimum amount of cash and cash equivalents in our subsidiaries and to invest the remaining cash in interest-bearing, highly liquid investments; and our belief that the liquidity provided by our cash and cash equivalents will provide sufficient capital to meet our requirements for at least 12 months.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth above and those contained in the section entitled “Risk Factors” in this report and our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, increased competition; increased pricing pressure; the complexity of our products and the importance of rapidly and successfully developing and introducing new products; lack of acceptance of new products and services; unexpected changes in the demand for our products and services; delays in product introductions and projects; failure to further reduce costs or improve operating efficiencies; adverse business conditions; quality issues associated with our hardware or software products; our failure to comply with income tax laws or regulations; and our dependence upon key employees. Sun assumes no obligation to, and does not currently intend to, update these forward-looking statements, except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at April 1, 2007. Actual results may differ materially.

Interest Rate Sensitivity

Our investment portfolio consists primarily of fixed income instruments with an average duration of 0.23 years as of April 1, 2007 as compared with 0.55 years as of March 26, 2006. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three-month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, for example, a hypothetical 150 BPS increase in interest rates would result in an approximate $16 million decrease in the fair value of our investments in debt securities as of April 1, 2007.

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

Based on our foreign currency exchange instruments outstanding at April 1, 2007, we estimate a maximum potential one-day loss in fair value of approximately $3 million, as compared with $2 million as of June 30, 2006, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables, and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Equity Security Price Risk

We are exposed to price fluctuations on the marketable portion of equity securities included in our portfolio of equity investments. These investments are generally in companies in the high-technology industry sector, many of which are small capitalization stocks. We typically do not attempt to reduce or eliminate the market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $6 million decrease in the fair value of our available-for-sale equity investments as of April 1, 2007, as compared with $4 million as of March 26, 2006. At April 1, 2007, two equity securities represented substantially all of the $29 million total fair value of the marketable equity securities.

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

The Office of the Inspector General has audited our prior Multi-Award Schedules with the General Services Administration (GSA), which were in effect prior to September 9, 2006. We believe the period covered by the audit to be October 1997 to February 2005. GSA has not provided us with a final audit report, a demand for payment of amounts it believes may be owing, or a request for contract adjustment.

In fiscal 2005, the General Services Administration (GSA) began auditing our records under the agreements it had with us, to verify our compliance with various contract provisions. The audited period is from October 1997 through February 2005, but GSA has asked for documents pre-dating October 1997. Sun has cooperated with the audit. On September 8, 2006, GSA and Sun executed new schedules that will expire in August 2009. In December 2005, Sun and its subsidiary SeeBeyond Technology Corporation were served with separate subpoenas from the Department of Energy (DOE) and the General Services Administration (GSA) seeking information regarding rebates and other payments made to systems integrators and other government resellers. In December 2006, we were informed that federal False Claims Act “qui tam” actions associated with the subpoenas described above had been filed against us and other defendants in the Unites States District Court for the District of Arkansas. The complaints remained under seal at the government’s request, until on or around the third quarter of our fiscal year 2007, when we were informed that the government had filed an amended complaint in one action that was recently unsealed and that includes claims under the federal False Claims and Anti-Kickback Acts, as well as breach of contract and other claims. The subject matter of the complaint encompasses both the subpoenas and GSA audit issues described above. The complaint has not been served, and we are not required to make any formal response at this time. Although we are pursuing an amicable resolution, we intend to present a vigorous factual and legal defense throughout the course of these proceedings.

We have made an assessment of the probable loss resulting from these matters and such amounts are reflected in our fiscal 2007, 2006 and 2005 consolidated financial statements. It is difficult to predict the outcome of this matter with certainty, and the actual amount of loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements.

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

We are currently implementing a new enterprise resource planning system, and problems with the design or implementation of this system could interfere with our business and operations.

We recently commenced a three-year project to consolidate all of our database infrastructure to a single global enterprise resource planning (ERP) system. Sun has invested, and will continue to invest, significant capital and human resources in the design and implementation of the ERP system, which may be disruptive to our underlying business. Any disruptions or delays in the design and implementation of the new ERP system, particularly any disruptions or delays that impact our operations, could adversely affect our ability to process customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations, file SEC reports in a timely manner and otherwise run our business. Even if we do not encounter these adverse effects, the design and implementation of the new ERP system may be much more costly than we anticipated. If we are unable to successfully design and implement the new ERP system as planned, our financial position, results of operations and cash flows could be negatively impacted.

We face numerous risks associated with our strategic alliance with Fujitsu.

In May 2004, we entered into a number of agreements with Fujitsu with respect to collaborative sales and marketing efforts and the joint development and manufacturing of server products known as the Advanced Product Line (“APL”). The first group of APL server products was released in April 2007. The APL server products are intended to eventually replace a portion of our server product portfolio. In addition, the agreements contemplate that Sun and Fujitsu dedicate substantial financial and human resources to this relationship. As a result, our future performance and financial condition may be impacted by the success or failure of this relationship.

Joint development and marketing of a complex new product line is an inherently difficult undertaking and is subject to numerous risks. If we fail to satisfy certain development or supply obligations under the agreements, or if we otherwise violate the terms of the agreements, we may be subject to significant contractual or legal penalties. Further, if Fujitsu encounters any of a number of potential problems in its business, such as intellectual property infringement claims, supply difficulties, difficulties in meeting development milestones or financial challenges, or if Fujitsu fails to enter into a support services agreement with Sun covering APL server products, these problems could impact our strategic relationship with them and could result in a material adverse effect on our business or results of operations. There can be no assurance that our strategic relationship with Fujitsu will be successful or that the economic terms of the agreements establishing the relationship will ultimately prove to be favorable to us. If any of these risks come to pass, they may have a material adverse effect on our business, results of operations or financial condition.

Our failure to comply with contractual obligations may result in significant penalties.

We offer terms to some of our distributors and other customers that, in some cases, include complex provisions for pricing, data protection and other terms. In connection with these contracts, we are in some cases required to allow the customer to audit certain of our records to verify compliance with these terms. In particular, government agency customers audit and investigate government contractors, including us. These agencies review our performance under the applicable contracts as well as compliance with applicable laws, regulations and standards. The government also may review the adequacy of, and our compliance with, contractual obligations, our internal control systems and policies, including our purchasing, property, estimating, compensation, management information systems and data protection requirements. If an audit uncovers improper or illegal activities, we may be subject to claims for damages, penalties and other sanctions. With respect to claims by government agencies, sanctions may include treble damages, fines and possibly debarment from federal practice. In addition, we may suffer serious harm to our reputation if allegations of impropriety were made against us. The GSA has conducted an audit of our compliance with our prior GSA Multi-Award Schedule. The federal government has intervened in a case filed in the United States District Court for the District of Arkansas alleging that Sun, along with other co-defendants, has violated the federal False Claims and Anti-Kickback Acts and breached our contracts with GSA, among other claims. The existence of the lawsuit and any judgment or settlement related thereto could expose us to damages, penalties and other sanctions, up to and including disbarment from federal sales, loss of sales opportunities, business interruption and damage to our reputation.

The accounting method for convertible debt securities with net share settlement, like the Convertible Notes, may be subject to change.

On January 26, 2007, we issued $700 million of convertible notes with a net share settlement feature. For the purpose of calculating diluted earnings per share, a convertible debt security providing for net share settlement of the conversion value and meeting specified requirements under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (Net Share Convertibles), is accounted for similarly to non-convertible debt with respect to interest expense, with the stated coupon constituting interest expense and any shares issuable upon conversion of the security being accounted for under the treasury stock method. The effect of the treasury stock method is that the shares potentially issuable upon conversion of the notes are not included in the calculation of our earnings per share except to the extent that the conversion value of the notes exceeds their principal amount, in which case the number of shares of our common stock necessary to settle the conversion are treated as having been issued for earnings per share purposes.

The EITF is reviewing, among other things, the accounting for net share convertible securities such as ours. A subcommittee of the EITF is considering a proposed method for accounting for net share convertible securities under which the debt and equity components of the security would be bifurcated and accounted for separately. We cannot predict the outcome of the EITF deliberations or any other changes in GAAP that may be made affecting accounting for convertible debt securities. Any change in the accounting method for convertible debt securities could have an adverse impact on our past or future financial results. In addition, these impacts could adversely affect the trading price of our common stock.

We are dependent on significant customers, specific industries and geographies.

In January 2007, Access Distribution, the largest distributor of our products, was sold to Avnet, Inc. by General Electric Company (the Acquisition). Sales to Access Distribution accounted for approximately 11%, 13%, and 11% of net revenues in fiscal 2006, 2005 and 2004, respectively. Avnet, which was StorageTek’s largest distributor, became a distributor of Sun products after our acquisition of StorageTek in August 2005. Sales to Avnet accounted for approximately 1% of net revenues in fiscal 2006. No other customer accounted for more than 10% of net revenues. The Acquisition may be disruptive to Avnet’s business and could, consequently, adversely impact our business. Moreover, if our distribution arrangement with Avnet significantly deteriorates or is terminated, and we are unable to find another distributor for our products on similar financial terms, our future operating results could be adversely affected.

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

Weakening economic conditions in specific geographic areas, particularly the United States, can also adversely affect our operating results. Weakness in the United States and the United Kingdom negatively affected revenues in the last month of the fiscal quarter ended April 1, 2007, and no assurance can be given that these conditions will not persist.

Our reliance on single source suppliers could delay product shipments and increase our costs.

We depend on many suppliers for the necessary parts and components to manufacture our products. There are a number of vendors producing the parts and components that we need. However, there are some components that can only be purchased from a single vendor due to price, quality, technology or other business constraints. For example, we currently depend on Texas Instruments for the manufacture of our UltraSPARC microprocessors, Imation for tape media used in certain tape storage products and several other companies for custom integrated circuits. In addition, we recently outsourced the manufacture of all of our legacy StorageTek tape drives and libraries to Solectron Corporation. If we were unable to purchase on acceptable terms or experienced significant delays or quality issues in the delivery of necessary parts, components or products from a particular vendor and we had to find a new supplier for these parts, components or products, our new and existing product shipments could be delayed, which could have a material adverse effect on our business, results of operations and financial condition.

Our sales to U.S. governmental agencies may suffer if our primary GSA schedule contract expires.

We no longer face risks associated with the expiration of our primary GSA schedule contract because the contract was renewed in September 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s purchases of its equity securities during the six fiscal months ended April 1, 2007.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 2, 2006 through November 3, 2006	230,846	$2.48	—	$230,000,000

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
November 4, 2006 through December 1, 2006	127,045	$2.75	—	$230,000,000
December 2, 2006 through December 31, 2006	16,058	$5.53	—	$230,000,000
January 1, 2007 through February 2, 2007	2,089,824	$6.26	—	$230,000,000
February 3, 2007 through March 2, 2007	63,761	$1.54	—	$230,000,000
March 3, 2007 through April 1, 2007	12,716	$6.29	—	$230,000,000
Total	2,540,250	$5.62	—	$230,000,000

(1)

The total number of shares repurchased includes shares of restricted stock withheld for the payment of withholding taxes upon vesting of restricted stock and shares of unvested restricted stock repurchased by the Company from employees whose employment terminated before such shares vested.

(2)

From time to time, our Board of Directors approves common stock repurchase programs allowing management to repurchase shares of our common stock in the open market pursuant to price-based formulas. In February 2001, we announced our intention to acquire up to $1.5 billion of our outstanding common stock under a stock repurchase program authorized by our Board of Directors. Under the repurchase program, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including our projected cash flow requirements, our return to sustained profitability and our share price. During the six months ended April 1, 2007, we did not repurchase common stock under our repurchase program. As of April 1, 2007, approximately $230 million of the $1.5 billion authorized remained unused and available for repurchase under our repurchase program.

ITEM 6.	EXHIBITS

See Index to Exhibits on Page 37 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN MICROSYSTEMS, INC.

BY	/s/ Michael E. Lehman
Michael E. Lehman
Chief Financial Officer and Executive Vice President, Corporate Resources (Principal Financial Officer)

/s/ V. Kalyani Chatterjee
V. Kalyani Chatterjee
Chief Accounting Officer (Principal Accounting Officer)

Dated: May 7, 2007

INDEX TO EXHIBITS

Exhibit Number	Description
10.1*	1996 Equity Compensation Acquisition Plan, as amended on January 31, 2007

10.2(1)	Indenture Related to the 0.625% Convertible Senior Notes, due 2012, dated as of January 26, 2007, between the Registrant and U.S. Bank National Association, as trustee (including form of $0.625% Convertible Senior Note due 2012)

10.3(1)	Indenture Related to the 0.750 convertible Senior Notes, due 2014 dated as of January 26, 2007, between the Registrant and U.S. Bank National Association, as trustee (including form of $0.750% Convertible Senior Note due 2014)

10.4(1)	Registration Rights Agreement, dated as of January 26, 2007, among the Registrant and KKR PEI Solar Holdings I, Ltd., KKR PEI Solar Holdings II, Ltd. and Citibank, N.A.

10.5(1)	Purchase Agreement, dated January 23, 2007, by and among the Registrant, the Purchasers named in Exhibit A attached thereto, Kohlberg Kravis Roberts & Co., L.P. And KKR PEI Investments, L.P.

15.1	Letter re Unaudited Interim Financial Information

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certificate of Chief Executive Officer

32.2	Section 1350 Certificate of Chief Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed February 5, 2007.