Form 10-K
period 2007-06-30
SUN MICROSYSTEMS, INC.
filed 2007-08-29
CIK 709519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.     YES    ☒        NO    ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    YES    ☐        NO    ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES    ☒        NO    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    YES    ☐        NO    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES    ☐        NO    ☒

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant, as of December 31, 2006 (the last business day of registrant’s second quarter of fiscal 2007), was approximately $15 billion based upon the last sale price reported for such date on The NASDAQ Stock Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

The number of shares of the registrant’s Common Stock (par value $0.00067) outstanding as of August 22, 2007 was 3,537,517,215.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 hereof.

PART I

ITEM 1.    BUSINESS

GENERAL

Sun Microsystems, Inc. (NASDAQ: JAVA) provides network computing infrastructure product and service solutions. A consistent vision, “The Network is the Computer™”, has been the driving force behind our technology innovation for over 25 years. Our core brands include the Java™ technology platform, the Solaris™ operating system, Sun StorageTek™ storage solutions and the UltraSPARC® processor. By investing in research and development, we create products and services that address the complex information technology issues that customers face today, including increasing demands for network access, bandwidth and storage. This demand is driven by our ability to expand our network’s reach by sharing our technologies with the user community, which in turn presents a greater opportunity for us to provide the infrastructure that runs the network.

Our network computing infrastructure solutions are used in a wide range of industries including technical/scientific, business, engineering, telecommunications, financial services, manufacturing, retail, government, life sciences, media and entertainment, transportation, energy/utilities and healthcare. We innovate at all levels of the system and partner with market leaders to provide value and choice for our customers.

For the fiscal year ended June 30, 2007, we had net revenues of $13.9 billion, employed approximately 34,200 employees and conducted business in over 100 countries. We were incorporated in California in February 1982 and reincorporated in Delaware in July 1987.

Our Investor Relations Web site is located at http://www.sun.com/aboutsun/investor. We post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC): our annual reports on Form 10-K, quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement related to our annual stockholders’ meeting and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available free of charge on our Investor Relations web site. The contents of these web sites are not intended to be incorporated by reference into this report or in any other report or document we file and our references to these web sites are intended to be inactive textual references only.

BUSINESS STRATEGY

Our business strategy is to provide superior network computing infrastructure solutions that rely on innovation as a core differentiator. We invest in research and development to create products and services that provide competitive differentiation for our customers and for developers adopting our technology. We develop and integrate software, microprocessors, storage, services and systems and share our technology in order to grow communities of developers and users, increase participation on the network and build new markets. By investing in research and development as well as product and services technology acquisitions, we believe it is possible to develop and deliver competitively differentiated systems technology and solutions to address the complex information technology issues customers face today. We intend to continue our investments into new computing technologies and remain focused on the development and delivery of leading-edge network computing products based upon our latest innovations.

Our commitment to open standards and open interfaces, the open source community, sharing and collaboration is key to our long-term success. We believe that creating communities and sharing innovations and technologies will foster global network participation and help to eliminate the digital divide. Our open source initiatives are intended to increase participation in software and hardware design by making our innovative hardware and software intellectual property freely available. A core premise of our software business is that success depends on our ability to attract innovative applications developers to our platforms: the Solaris operating system and Java. We build relationships with these communities to stimulate demand for our commercial products. More Solaris operating system licenses means more open doors for our sales force and for our partners. More Java technology-driven devices means more demand for what we build. Today, there are more than 5.5 billion Java-powered devices in the marketplace. As more people gain access to the network, we see increased opportunities for developers and businesses to deploy applications that create value, from educational institutions deploying high-performance computing (HPC) grids, to banks and social networks serving millions of users. Bringing more people to the network and encouraging development of community-based innovative intellectual property fuels greater demand for the technologies and services that we create. The key investments that we integrate to create value for customers are computer systems and microprocessors, software, services and storage.

Accordingly, the cornerstones of our business strategy are:

Innovation and Intellectual Property Creation.    In order to maintain our position as a leading developer of enterprise and network computing products and technologies, we must continue to invest and innovate. Some examples of our invations since the beginning of fiscal 2007 include:

•

We introduced the UltraSPARC T2 processor (formerly known as “Niagara 2”), as part of our processer line that includes chip multi-threading (CMT) at the processor level. Using CoolThreadsTM technology, this processor delivers a 64-way system on a single chip with the capability to run an operating system domain on each of its 64 threads (8 threads per core per core, 8 cores per processor). It also integrates the key functions of multiple system-virtualization, processing, networking, security, floating point units and accelerated memory access. Integrating these elements on to a single piece of silicon reduces costs and increases performance, reliability and energy efficiency, which makes it a competitive choice for a diversity of workloads, from networking equipment to high-performance computing or storage devices.

•

We introduced SunTM Streaming System, a massively scalable and cost-effective video delivery platform for cable and telecommunications operators. The system delivers advanced video streaming capacity and cost-effective personalized video delivery over existing optical network infrastructure.

•

We introduced the Sun BladeTM 6000 Modular System. The Sun Blade 6000 Modular System, an enterprise blade platform, provides up to double the memory and double the I/O capacity of competing blades and rackmount servers.

•	We introduced the Solaris 10 — Solaris Dynamic Tracing (DTrace) technology, which has been honored with the top prize in The Wall Street Journal’s 2006 Technology Innovation Awards.

•

We previewed JavaFXTM Script, a radically simple scripting language for creating rich content and applications to run on billions of Java-powered devices, such as mobile phones and Blu-ray Disc players.

•

We announced two advances that demonstrate our continued leadership in CMT and commitment to advancing the SPARC® architecture. We successfully completed the initial design for fabrication of our new “Rock” processor and announced our continued enhancement of the Sun Fire T2000 servers.

•

We announced Project BlackBox, a virtual datacenter in a shipping container. Project BlackBox applies our network computing infrastructure and HPC expertise to provide customers with a secure, modular data center that can be deployed anywhere in a matter of weeks. Several patents are pending on the Project BlackBox, from the general system and installed rack designs, to various aspects of the cooling systems, including its environmental monitoring system that delivers breakthrough economics and energy efficiency.

•

We introduced the Sun FireTM X4500 (code-named Thumper), a hybrid data server, which combines a 4-way x64 server (x64 refers to AMD and Intel 64-bit processors) with up to 48 disk drives and 24 terabytes (TB) of storage.

•

We also delivered key enhancements to our flagship Solaris 10 operating system, including new features and additions to our revolutionary Solaris ZFS File System. This 128-bit file system provides provable data integrity by employing 64-bit checksums that detect and correct silent data corruption and dramatically simplify storage administration and configuration.

We hold a number of U.S. and foreign patents relating to various aspects of our products and technology.

Interoperability and Choice.    We take a “whole system” view of the products that we deliver into the marketplace. We are uniquely qualified to integrate our microelectronics, servers, storage, software and services into eco-responsible solutions that can transform information technology (IT) into a competitive weapon for customers. Our focus on providing multi-platform implementations provides customers with greater choice for their heterogeneous environments. The Solaris operating system is now available on over 890 different systems and the Java Enterprise System is available on Linux, Windows and HP-UX in addition to Solaris. Our x64 systems are available for use with Solaris, Windows, Red Hat and SuSe Linux operating systems, and our SPARC systems are available with Solaris and Ubuntu Linux. We remain committed to standards-based designs and implementations, including standards-based networking protocols and Web services that allow customers to build heterogeneous network computing environments. Interoperability gives customers choice so they can choose best-of-breed hardware and software solutions for their IT environments.

Environmentally Responsible Products and Business Practices.    Eco-responsibility is part of our overall corporate social responsibility strategy, which strives to create positive social change, minimize environmental impact and generate business. Our approach to eco-responsibility is to deliver eco-friendly products that enable sustainable computing, reduce the environmental impact of our own operations, and build and share open source solutions.

We are innovating to develop products and programs that reduce energy needs and carbon dioxide (CO2) production at all levels including microprocessors, servers, thin clients and computer grids. We are also reducing the environmental impact of our own operations by choosing less harmful materials; working to recover, remanufacture or recycle products; and continuing to strive to minimize electronic waste.

In 2006, we partnered with Pacific Gas & Electric to offer California customers an energy incentive rebate when they upgraded to Sun Fire T1000 and T2000 servers with CoolThreads technology. Our cost control objectives are facilitated by our “Open Work Practice,” which allows our employees to work remotely and eases pollution, reduces energy use and contributes to reduced real estate costs. More than 14,000 of our employees around the world work from home or in a flex office up to two days a week and approximately 2,800 of our employees do so from three to five days a week.

SEGMENT INFORMATION

During fiscal 2007, our operations were organized into two business segments: products and services. Our products revenue is comprised of sales of Computer Systems products and Storage products. Our services revenue is comprised of sales from two classes of services: (1) Support Services, which consists of maintenance and managed services and (2) Professional Services and Educational Services, which consists of technical consulting to help customers plan, implement and manage distributed network computing environments and developing integrated learning solutions for enterprises, IT organizations, and individual IT professionals. In fiscal 2007, 2006, and 2005, Computer Systems represented approximately 47%, 46%, and 53%, respectively, of total net revenues. In fiscal 2007, 2006, and 2005, Storage products represented approximately 17%, 18%, and 12%, respectively, of total net revenues. In fiscal 2007, 2006, and 2005, Support Services represented approximately 29%, 28%, and 27%, respectively, of total net revenues. A table providing external revenue for similar classes of products and services for the last three fiscal years is found in Note 15 to the Consolidated Financial Statements in Item 8. A table presenting revenues, operating income (loss) and total assets for each segment for the three fiscal years ended June 30, 2007 is found in Note 15 to the Consolidated Financial Statements in Item 8.

PRODUCTS

We develop innovative networking computing products and technologies that include energy-efficient servers, storage, open source software, tools, services and training. For information about revenue for similar classes of products and services, refer to Note 15 to the Consolidated Financial Statements — Industry Segment, Geographic, and Customer Information and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.

SYSTEMS

The substantial growth of network data and traffic, increasing compliance and regulatory demands, expanding needs for increased computing capacity and market pressure for energy and space reductions require a broad set of system solutions that are cost effective, reliable, scalable and eco-responsible.

Servers.    We offer a full line of scalable servers based on SPARC64®, Sun UltraSPARC, AMD Opteron™ and Intel® Xeon® microprocessors, that range from cost- and energy-efficient entry-level servers and blade systems through data center/HPC business critical computing servers designed for heterogeneous computing environments.

Entry-level server systems.    We offer a wide range of Sun Fire and Sun Blade™ entry-level server systems differentiated by their size, their cost, their processor architecture (UltraSPARC, SPARC64, AMD Opteron or Intel Xeon), their form factor (rack, blade or stand-alone systems) and the environment for which they are targeted (general purpose or specialized systems). These systems are compatible with the Solaris, Linux and Windows operating system environments.

Enterprise and data center servers.    Our enterprise and data center servers, including the Sun Fire and SPARC Enterprise product families, are designed to offer greater performance and lower total cost of ownership than mainframe systems for business critical applications and more computational intensive environments. These systems are based on UltraSPARC, SPARC64, AMD and Intel microprocessor platforms and are also compatible with the Solaris, Linux and Windows operating system environments.

Desktops and Workstations.    Our Sun Ultra™ workstations provide powerful solutions for a wide range of business and technical activities such as software development, mechanical design, financial analysis, graphics, visualization, simulation and education. Sun Ray™ Ultra-Thin Client platforms provide an alternative to traditional desktop personal computers where client applications are better suited and more economical to running on a network versus an individual desktop platform.

We also offer a line of products aimed at the unique needs of Original Equipment Manufacturers (OEMs) and Network Equipment Providers (NEPs). Rack-optimized systems and our blade product offerings combine high-density hardware architecture and system management software that OEMs find particularly useful in building their own solution architectures. Our NEP-certified Sun Netra™ systems are designed to meet the specialized needs of NEPs.

Microelectronics.    Our microelectronics business develops and sells silicon-based chips that facilitate networking, cryptography and HPC. These chips are utilized by OEM customers and hardware vendors worldwide in a broad range of devices from servers to routers, switches, network devices, medical imaging, industrial printing and more.

SOFTWARE

Our software offerings consist primarily of enterprise infrastructure software systems, software desktop systems, developer software and infrastructure management software.

Solaris.    The Solaris operating system is a high performance, reliable, scalable and secure operating environment for SPARC and x64 platforms. It is optimized for enterprise computing, Internet and intranet business requirements, powerful databases and HPC environments. In addition, we have made certain source code of our software available under an open source license. By making intellectual property freely available, the community is encouraged to download it, examine it, provide feedback and enhancements to it, and develop applications around it. This improves collaboration and cooperation to help accelerate innovation around these technologies. The Solaris operating system runs on hundreds of different server platforms including standard x64/x86 servers. The ability to run on multiple platforms has contributed to the rapid growth of the Solaris operating system on non-SPARC based systems over the last two years and such non-SPARC based systems, account for almost two-thirds of the registered licenses for the Solaris operating system. Additionally, we recently announced that IBM will distribute the Solaris operating system and Solaris Subscriptions for select x86-based IBM System servers and BladeCenter servers to clients through IBM’s distribution channels.

Java Technology.    Our “Write Once, Run Anywhere™” Java technology, which is used on personal computers, workstation clients and mobile devices is available on the Solaris operating system, Linux, HP-UX, AIX, Tru64 UNIX®, Windows, MacOS X and other platforms. Java technology is used to develop and deploy Web services for consumer and embedded devices such as mobile phones, personal digital assistants (PDAs), digital set top boxes and residential gateways and Java Card™ smart card technology.

Middleware.    We also offer a full range of middleware including mission-critical clustering, messaging, identity management, directory and Web services infrastructure software. Other software offerings include virtualization, provisioning and monitoring software for network computing resource optimization and systems management simplification.

STORAGE

Our entry-to-enterprise-level data storage products and services include heterogeneous tape, disk, software, networking and services for mainframe and open systems environments. With the acquisition of Storage Technology Corporation (StorageTek) in August 2005, we became a top-tier storage vendor, offering a broad range of products and services for securely managing mission critical data assets.

Our tape storage includes libraries, drives, virtualization systems, media and software. Our extensive disk system product line includes data center disks, Network Attached Storage (NAS), Enterprise Archive System, midrange disks, workgroups disks, a boot disk, and a full range of disk device software.

We are leveraging the Solaris operating system across our storage portfolio to increase data management per administrator, scalability, security, utilization rates, observability and self-healing. Our heterogeneous, industry-standard modular storage hardware works with Windows, Linux, z/OS, HP-UX, AIX and Solaris platforms along with other software, so customers can more quickly and cost-effectively adapt to changing business needs. Sun’s Storage solutions help to improve data availability, providing fast data access, dynamic data protection for restoration and secure archiving for compliance.

SERVICES

Sun offers a broad range of services from Support and Managed Services for hardware, software and client solutions, to Professional and Educational Services. We assist customers globally, with nearly 850,000 units under Support Services contracts in more than 100 countries.

Our services innovation is focused on integrating technology, knowledge and process to meet customer needs. Our global service and support offerings help our customers increase system service levels, improve data center operational efficiency and effectiveness and deploy next-generation automation technologies to provide predictive, preemptive and proactive service to heterogeneous infrastructures.

SALES, MARKETING AND DISTRIBUTION

Our Global Sales and Services organization manages and has primary responsibility for our field sales, relationships with our selling partners, technical sales support, sales operations and delivery of Support Services and Professional and Educational Services. We

sell end-to-end networking architecture platform solutions, including products and services, in most major markets globally through a combination of direct and indirect channels. We also offer component products, such as central processor unit (CPU) chips and embedded boards, on an OEM basis to other hardware manufacturers and supply after-market and peripheral products to their end-user installed base, both directly and through independent distributors and value added resellers (VARs).

We have organized our sales coverage within 16 geographically established markets (GEMs) around the world. We employ independent distributors in over 100 countries. In general, our sales coverage model calls for independent distributors to be deployed via strategic alliances with our direct sales force. However, in some smaller markets, independent distributors and Sun Plus partners may be our sole means of sales, marketing and distribution. Our relationships with channel partners are very important to our future revenues and profitability. Channel relationships accounted for more than 65%, 63% and 67% of our total net revenues in fiscal 2007, 2006 and 2005, respectively.

Our partner community is essential to our success. While our product and service offerings are very broad, we recognize that no single supplier of computing solutions can meet all of the needs of all of our customers. We have established relationships with leading Independent Software Vendors (ISVs), VARs, OEMs, channel development providers, independent distributors, computer systems integrators and Service Development Providers (SDPs) to deliver solutions that our customers demand. Through these relationships, our goal is to optimize our ability to be the technology of choice, the platform of choice, the partner of choice and to provide the end-to-end solutions that customers require to compete. Our Worldwide Marketing Organization oversees our marketing planning, determines product and pricing strategy, coordinates advertising, demand creation and public relations activities, maintains strategic alliances with major ISVs and performs competitive analyses. Additionally, ISVs help us maximize our technology footprint by integrating their software products with our platforms and technologies. SDPs, such as Internet Service Providers (ISPs) and Application Service Providers (ASPs), allow us to expand our service coverage without new large-scale investments.

We seek out companies to be our partners who align with our technology direction and our vision of enabling network participation. We partner with Advanced Micro Devices, Inc. (AMD) to expand our entry-level line of Opteron processor-based x64 systems. We have an alliance with Intel Corporation whereby Intel endorses the Solaris operating system and we have agreed to deliver a comprehensive family of servers and workstations based on Xeon processors. We also maintain a strategic alliance with Fujitsu to deliver and support a generation of SPARC-based systems that we developed through collaboration. Our relationship with Fujitsu is discussed in greater detail in Item 1A, “Risk Factors”. This alliance is intended to enlarge the Solaris operating system footprint, drive increased market share for our enterprise-class systems and allow us to dedicate additional resources to our throughput computing initiative and our next generation of processor products. We also maintain a relationship with Hitachi Data Systems (HDS) to provide high-end storage solutions and extend our storage offerings into other enterprise environments.

Revenues from outside the United States (U.S.) were approximately 59%, 58% and 60% of our total net revenues in fiscal 2007, 2006 and 2005, respectively. Direct sales we make outside of the U.S. are generally priced in local currencies and can be subject to currency exchange fluctuations. The net foreign currency impact on our total net revenues and operating results is difficult to precisely measure. However, because of the general weakening of the U.S. dollar, our best estimate of the foreign exchange benefit approximated 2% of total net revenues for fiscal 2007.

The countries primarily contributing to our international sales are the United Kingdom (U.K.), Germany and Japan. The U.K. represented approximately 8%, 9% and 9% of our total net revenues in fiscal 2007, 2006 and 2005, respectively. Germany represented approximately 7%, 7% and 8% of our total net revenues in fiscal 2007, 2006 and 2005, respectively. Japan represented approximately 5%, 6% and 7% of our total net revenues in fiscal 2007, 2006 and 2005, respectively.

For further financial information on sales outside the U.S., see “Net Revenues by Geographic Area” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For a discussion of risks attendant to our foreign operations, see “Risk Factors — Our international customers and operations subject us to a number of risks,” in Item 1A. See Note 15 to the Consolidated Financial Statements in Item 8 for additional information concerning sales to international customers and business segments.

Although our sales and other operating results can be influenced by a number of factors, and historical results are not necessarily indicative of future results, our sequential quarterly operating results generally fluctuate downward in the first and third quarters of each fiscal year when compared with the immediately preceding quarter.

In January 2007, Access Distribution, the largest distributor of our products, was sold to Avnet, Inc. by General Electric Company. Avnet, which was StorageTek’s largest distributor, became a distributor of Sun products after our acquisition of StorageTek in August 2005. Sales to Avnet and Access Distribution accounted for approximately 11%, 11%, and 13% of net revenues in fiscal 2007, 2006 and 2005, respectively. No other customer accounted for more than 10% of our net revenues. Accounts receivable from Avnet and Access Distribution and its subsidiaries in the aggregate was approximately 13% and 12% of total accounts receivable as of June 30, 2007 and 2006, respectively.

Our product order backlog at June 30, 2007 was $1.0 billion, as compared with $1.1 billion at June 30, 2006. Our product backlog includes orders for which customer-requested delivery is scheduled within six months and orders that have been specified by the customer for which products have been shipped but revenue has been deferred. Although actual customer delivery can occur over several periods, product backlog can be used to identify potential revenue coverage for future periods. The larger the percentage coverage of targeted pending revenue, the lower the potential risk of non-achievement. Backlog levels vary with demand, product availability, product revenue recognition treatment, and our delivery lead times and are subject to significant decreases as a result of, among other things, customer order delays, changes or cancellations. As such, backlog levels may not be a reliable indicator of future operating results.

WORLDWIDE OPERATIONS

Our Worldwide Operations organization manages company-wide purchasing of materials used in making our products, assists in product design enhancements, oversees our manufacturing operations and those of our manufacturing partners and coordinates logistics operations.

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

We are expanding our direct ship capabilities, using a customer fulfillment architecture that enables us to ship certain products directly from our suppliers to our customers, with the goal of reducing cost, risk and complexity in the supply chain. We have continued to simplify the manufacturing process by increasing the standardization of components across product types. In addition, we have continued to increase our focus on quality and processes that are intended to proactively identify and solve quality issues. The early identification of products containing defects in engineering, design and manufacturing processes, as well as defects in third-party components included in our products, could prevent or reduce delays of product shipments.

RESEARCH AND DEVELOPMENT

Our research and product development programs are intended to sustain and enhance our competitive position by incorporating the latest advances in hardware, microprocessors, software, graphics, networking, data communications and storage technologies. In addition, we have extended our product offerings and intellectual property through acquisitions of businesses or technologies or other arrangements with our partners. Our product development continues to focus on enhancing the performance, scalability, reliability, availability and serviceability of our existing systems and the development of new technology standards. Additionally, we remain focused on developing system software platforms for Internet and intranet applications, telecommunications and next-generation service provider networks, advanced workstation, server and storage architectures and advanced service offerings. We devote substantial resources to research and development as we believe it provides and will continue to provide significant competitive differentiation.

We conduct research and development principally in the U.S., U.K., France, Ireland, Germany, Japan, China, Russia, Czech Republic and India. Research and development expenses were $2.0 billion, $2.0 billion, and $1.8 billion in fiscal 2007, 2006 and 2005, respectively.

COMPETITION

We compete in the computer systems (hardware and software), storage (hardware and software) and services markets. These markets are intensely competitive. Our competitors are some of the largest, most successful companies in the world. They include International Business Machines Corporation (IBM), Dell, Inc. (Dell), Hewlett-Packard Company (HP), EMC Corporation (EMC), Fujitsu Limited (Fujitsu), HDS and the Fujitsu-Siemens joint venture. We also compete with (i) systems manufacturers and resellers of systems based on microprocessors manufactured by Intel, the Windows family of operating systems software from Microsoft and the Linux family of operating systems from Red Hat and others, as well as (ii) companies that focus on providing support and maintenance services for computer systems and storage products.

We continue to invest significantly in research and development, $2.0 billion in fiscal 2007, to create hardware, software and services based on open standards and innovative business models to offer differentiated solutions to our customer, partner and developer communities. We focus our R&D investments to address complex customer issues such as escalating IT infrastructure costs, data security, under-utilized IT assets and the rising costs of power consumption, cooling and space in data-centers. We believe our innovations will continue to help businesses and developers address these IT concerns, drive high-growth business solutions and differentiate us from our major competitors.

We believe competition will be at least as intense in the next fiscal year as it was over the last fiscal year. In this environment, the lack of competitive advantage with respect to our hardware, software or services offerings could lead to a loss of competitive position resulting in fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability and loss of market share. For more information about the competitive risks we face, refer to Item 1A. Risk Factors. If we are unable to compete effectively with existing or new competition, the loss of competitive position could result in price reductions, fewer customer orders, reduced revenue, reduced margins, reduced levels of profitability and loss of market share.

PATENTS, TRADEMARKS AND INTELLECTUAL PROPERTY LICENSES

We have used, registered or applied to register certain trademarks and service marks to distinguish our products, technologies and services from those of our competitors in the U.S. and in foreign countries and jurisdictions. We enforce our trademark, service mark and trade name rights in the U.S. and abroad.

We hold a number of U.S. and foreign patents relating to various aspects of our products and technology. While we believe that patent protection is important, we believe that factors such as innovative skills and technological expertise provide even greater competitive differentiation. From time to time we have been notified that we may be infringing certain patents or other intellectual property rights of others. Such notices are in various stages of evaluation, and some have resulted in current litigation. We are evaluating the desirability of entering into licensing agreements in certain of these matters. Based on industry practice, we believe that any necessary licenses or other rights could be obtained on commercially reasonable terms. However, no assurance can be given that licenses can be obtained on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights, or the adverse resolution of litigation arising out of such claims, could adversely affect our business.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding our Executive Officers as of August 27, 2007.

Name	Age	Position
Jonathan I. Schwartz	41	Chief Executive Officer and President
Jon H. Benson	45	Senior Vice President, Storage Group
V. Kalyani Chatterjee	44	Vice President, Corporate Controller and Chief Accounting Officer
Michael A. Dillon	48	Executive Vice President, General Counsel and Secretary
John F. Fowler	46	Executive Vice President, Systems Group
Anil P. Gadre	50	Executive Vice President, Chief Marketing Officer
Donald C. Grantham	50	Executive Vice President, Global Sales and Services
Richard L. Green	51	Executive Vice President, Software Group
Michael E. Lehman	56	Chief Financial Officer and Executive Vice President, Corporate Resources
William N. MacGowan	50	Executive Vice President, People and Places, and Chief Human Resources Officer
Eugene G. McCabe	54	Executive Vice President, Worldwide Operations
Gregory M. Papadopoulos	49	Executive Vice President, Research and Development and Chief Technology Officer
David W. Yen	55	Executive Vice President, Microelectronics Group

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

Mr. Benson has served as Senior Vice President, Storage Group, since March 2007 and as Vice President of Engineering for the Storage Group from September of 2005 to March 2007. Prior to joining Sun as part of the StorageTek acquisition, he served in a variety of management and executives positions for StorageTek for the period from 1987 to 2005, most recently as Vice President and General Manager of Automated Tape Solutions from September 2004 to September 2005, and as Vice President of Automated Tape Libraries from 2000 to September 2004.

Ms. Chatterjee has served as Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer) since September 2006 and Vice President, Finance and Assistant Controller from February 2006 until September 2006. From March 2004 to February 2006, Ms. Chatterjee served as Sun’s Senior Director and Assistant Corporate Controller. From January 2003 to March 2004, Ms. Chatterjee served as the Vice President, Finance with Hotwire, Inc. From January 2000 to November 2002, Ms. Chatterjee served as a Senior Manager at KPMG LLP.

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

Mr. Fowler has served as Executive Vice President, Systems Group since May 2006, as Executive Vice President, Network Systems Group from May 2004 to May 2006, as Chief Technology Officer, Software Group from July 2002 to May 2004 and Director, Corporate Development from July 2000 to July 2002.

Mr. Gadre has served as Executive Vice President, Chief Marketing Officer since November 2004, as Vice President, Software Marketing from May 2002 to November 2004 and Vice President and General Manager of Solaris Software from April 1999 to May 2002. Previously he has held several positions related to Product and Corporate Marketing at Sun.

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

Mr. Papadopoulos has served as Executive Vice President, Research and Development and Chief Technology Officer since May 2006, as Executive Vice President and Chief Technology Officer from December 2002 to May 2006, as Senior Vice President and Chief Technology Officer from July 2000 to December 2002 and as Vice President and Chief Technology Officer from April 1998 to July 2000. He served as Vice President and Chief Technology Officer of Sun Microsystems Computer Corporation (SMCC), a wholly-owned subsidiary of Sun from March 1996 to April 1998, as Chief Technology Officer of SMCC from December 1995 to March 1996 and as Chief Scientist, Server Systems Engineering from September 1994 to December 1995. Mr. Papadopoulos had a part-time, non-compensated appointment as a Visiting Professor of Electrical Engineering and Computer Science at the Massachusetts Institute of Technology from September 2002 to August 2003.

Mr. Yen has served as Executive Vice President, Microelectronics Group since March 2007, as Executive Vice President, Storage Group of Sun from May 2006 to May 2007, as Executive Vice President, Scalable Systems Group from April 2004 to May 2006, as Executive Vice President, Processor and Network Products from July 2002 to April 2004, as Vice President and General Manager, Processor Products Group from February 2001 to June 2002, as Vice President and General Manager, Integrated Products Group from July 2000 to January 2001 and as Vice President and General Manager, Enterprise Servers Products from September 1996 to June 2000.

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

Our competitors are some of the largest, most successful companies in the world. They include IBM, Dell, HP, EMC, Fujitsu, HDS, the Fujitsu-Siemens joint venture, Microsoft and Intel. We compete with (i) systems manufacturers and resellers of systems based on microprocessors from Intel, the Windows family of operating systems software from Microsoft and the Linux family of operating systems software from Red Hat and others, as well as (ii) companies that focus on providing support and maintenance services for computer systems and storage products. Certain of these competitors compete aggressively on price and seek to maintain very low cost structures. Some of these competitors are seeking to increase their market share, which creates increased pressure, including pricing pressure, on our product lines and service offerings. In particular, we are seeing increased competition and pricing pressures from competitors offering systems running Linux software and other open source software, as well as competitors offering support services. In addition, certain of our competitors, including IBM and HP, have financial and human resources that are substantially greater than ours, which increases the competitive pressures we face. These competitors also have significant installed bases, and it can be very difficult to win a new customer that has made significant investments in a competitor’s platform.

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

Fujitsu and its subsidiaries have, for many years, been key strategic channel partners for Sun, distributing substantial quantities of our products throughout the world. We entered into a number of agreements with Fujitsu intended to substantially increase the scope of our relationship with them, including through collaborative selling efforts and joint development and marketing of server products known as the Advanced Product Line (“APL”). The first group of APL server products was released in April 2007 and branded as the SPARC Enterprise line of servers. However, Fujitsu is also a competitor of Sun and, as a licensee of various technologies from Sun and others, it has developed products that currently compete directly with our products.

Over the last several years, we have invested significantly in our Storage products business, including through the acquisition of StorageTek, with a view to increasing the sales of these products both on a stand-alone basis to customers using the systems of our competitors, and as part of the systems that we sell. The Storage products business is intensely competitive. EMC is currently a leader in the storage products market and our primary competitor.

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

One of our business strategies is to derive a competitive advantage and a resulting enhancement of our gross margins from our investment in innovative new technologies which customers value. As a result, as a percentage of total net revenues, we incur higher fixed R&D costs than many of our competitors. To the extent that we are unable to develop and sell products with attractive gross margins in sufficient volumes, our earnings may be materially and adversely affected by our cost structure. We continue to add new products to our entry-level server product line that are offered at a lower price point and that may provide us with a lower gross margin percentage than our products as a whole. Although our strategy is to sell these products as part of overall systems that include other products with higher gross margin percentages, to the extent that the mix of our overall revenues represented by sales of lower gross margin products increases, our gross margins and earnings may be materially and adversely affected.

The products we make are very complex. If we are unable to rapidly and successfully develop and introduce new products and manage our inventory, we will not be able to satisfy customer demand.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that our customers choose to buy. If we are unable to develop new products, our business and operating results could be adversely affected. We must quickly develop, introduce, and deliver in quantity new, complex systems, software, and hardware products and components. These include products that incorporate certain UltraSPARC microprocessors and the Solaris operating system, the Java platform, Sun Java System portfolio and Sun N1 Grid™ architecture, among others. The development process for these complicated products is very uncertain. It requires high levels of innovation from both our product designers and the suppliers of the components used in our products. The development process is also lengthy and costly. If we fail to accurately anticipate our customers’ needs and technological trends, or are otherwise unable to complete the development of a product on a timely basis, we will be unable to introduce new products into the market on a timely basis, if at all, and our business and operating results would be materially and adversely affected.

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

We have entered into a number of agreements with Fujitsu with respect to collaborative sales and marketing efforts and the joint development and manufacturing of server products known as the Advanced Product Line (“APL”). The first group of APL server products was released in April 2007 and branded as the Sun SPARC Enterprise line of servers. The APL server products are intended to eventually replace a portion of our server product portfolio. In addition, the agreements contemplate that Sun and Fujitsu dedicate substantial financial and human resources to this relationship. As a result, our future performance and financial condition may be impacted by the success or failure of this relationship.

Joint development and marketing of a complex new product line is an inherently difficult undertaking and is subject to numerous risks. If we fail to satisfy certain development or supply obligations under the agreements, or if we otherwise violate the terms of the agreements, we may be subject to significant contractual or legal penalties. Further, if Fujitsu encounters any of a number of potential problems in its business, such as intellectual property infringement claims, supply difficulties, or difficulties in meeting development milestones or financial challenges, these problems could impact our strategic relationship with them and could result in a material adverse effect on our business or results of operations. There can be no assurance that our strategic relationship with Fujitsu will be successful or that the economic terms of the agreements establishing the relationship will ultimately prove to be favorable to us. If any of these risks come to pass, they may have a material adverse effect on our business, results of operations or financial condition.

We have licensed significant elements of our intellectual property, including our Solaris operating system and Java technology, as open source software and intend to license additional intellectual property in the future under open source licenses, which could reduce the competitive advantage we derive from this intellectual property.

We have released significant elements of our intellectual property, including the Solaris operating system, the Java Enterprise System infrastructure software platform, the Sun N1 Management software and various developer tools, to the open source development community as open source software under an open source license and have made the hardware source code of our UltraSPARC T1 processor available under an open source license. We have also released our Java SE, Java EE and Java ME technologies under an open source license. Although open source licensing models vary, generally open source software licenses permit the liberal copying, modification and distribution of a software program allowing a diverse programming community to contribute to the software. As a result of such release, there could be an impact on revenue related to this intellectual property, and we may no longer be able to exercise control over some aspects of the future development of this intellectual property. In particular, the feature set and functionality of the Solaris operating system may diverge from those that best serve our strategic objectives, move in directions in which we do not have competitive expertise or fork into multiple, potentially incompatible variations. We currently derive a significant competitive advantage from our development, licensing and sale of the Solaris operating system, Java technologies, and system products based on the UltraSPARC family of microprocessors, and any of these events could reduce our competitive advantage or impact market demand for our products, software and services. In addition, disclosing the content of our source code could limit the intellectual property protection we can obtain or maintain for that source code or the products containing that source code and could facilitate intellectual property infringement claims against Sun.

Our reliance on single source suppliers could delay product shipments and increase our costs.

Most of the our products and components are manufactured in whole or in part by third-party manufacturers. Further, there are some components that can only be purchased from a single vendor due to price, quality, technology or other business constraints. For example, we currently depend on Texas Instruments for the manufacture of our UltraSPARC microprocessors, AMD for Opteron processors and several other companies for custom integrated circuits. If we were unable to purchase on acceptable terms or experienced significant delays or quality issues in the delivery of necessary parts and/or components from a particular vendor and we had to find a new supplier for these parts and components, our new and existing product shipments could be delayed which could have a material adverse effect on our business, results of operations and financial conditions.

Our future operating results depend on our ability to purchase a sufficient amount of components to meet the demands of our customers.

We depend heavily on our suppliers to design, develop, manufacture, and deliver on a timely basis the necessary components for our products. While many of the components we purchase are standard, we do purchase some components (standard or otherwise), including color monitors, custom power supplies, application specific integrated circuits (ASICs) and custom memory and graphics devices, that require long lead times to manufacture and deliver. Long lead times make it difficult for us to plan and procure appropriate component inventory levels to meet the customer demand for our products. In addition, in the past, we have experienced shortages in certain of our components (including, ASICs, dynamic random access memories (DRAMs) and static random access memories (SRAMs)). If a component delivery from a supplier is delayed, if we experience a shortage in one or more components, or if we are unable to provide for adequate levels of component inventory, our new and existing product shipments could be delayed and our business and operating results could be materially and adversely affected.

Because we may order components from suppliers in advance of receipt of customer orders for our products that include these components, we could face a material inventory risk.

As part of our component planning, we place orders with or pay certain suppliers for components in advance of receipt of customer orders. We occasionally negotiate supply commitments with vendors early in the manufacturing process of our microprocessors to make sure we have enough of these components for our products to meet anticipated customer demand. Because the design and manufacturing process for these components is very complicated it is possible that we could experience a design or manufacturing flaw that could delay or even prevent the production of the components for which we have previously committed to pay or need to fulfill orders from customers. We also face the risk of ordering too many components, or conversely, not enough components, since supply orders are generally based on forecasts of customer orders rather than actual customer orders. In addition, in some cases, we make non-cancelable order commitments to our suppliers for work-in-progress, supplier’s finished goods, custom sub-assemblies and Sun unique raw materials that are necessary to meet our lead times for finished goods. If we cannot change or be released from supply orders, we could incur costs from the purchase of unusable components, either due to a delay in the production of the components or other supplies or as a result of inaccurately predicting supply orders in advance of customer orders. Our business and operating results could be materially and adversely affected as a result of these increased costs.

Delays in product development or customer acceptance and implementation of new products and technologies could seriously harm our business.

Generally, the computer systems we sell to customers incorporate various hardware and software products that we sell, such as UltraSPARC microprocessors, various software elements, from the Solaris operating system to the Java platform, Sun Java System portfolio, Sun N1 Grid, the Sun StorageTek™ SL8500 modular library system and Sun StorEdge™ array products. Any delay in the development, delivery or acceptance of key elements of the hardware or software included in our systems could delay our shipment of these systems. Delays in the development and introduction of our products may occur for various reasons.

In addition, if customers decided to delay the adoption and implementation of new releases of our Solaris operating system, this could also delay customer acceptance of new hardware products tied to that release. Implementing a new release of an operating environment requires a great deal of time and money for a customer to convert its systems to the new release. The customer must also work with software vendors who port their software applications to the new operating system and make sure these applications will run on the new operating system. As a result, customers may decide to delay their adoption of a new release of an operating system because of the cost of a new system and the effort involved to implement it. Such delays in product development and customer acceptance and implementation of new products could materially and adversely affect our business.

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

When a quality issue is identified, we work extensively with our customers (and our suppliers) to remedy such issues. We may test the affected product to determine the root cause of the problem and to determine appropriate solutions. We may find an appropriate solution (often called a “patch”) or offer a temporary fix while a permanent solution is being determined. If we are unable to determine the root cause, find an appropriate solution or offer a temporary fix, we may delay shipment to customers. We may, however, ship products while we continue to explore a suitable solution if we believe the defect is not significant to the product’s functionality. Defects in our products can harm our reputation, delay or prevent sales, result in significant expense and could materially and adversely affect our business.

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

We intend to enter into one or more joint ventures with distribution partners with the goal of increasing sales of Sun’s products and services in selected geographic markets. Forming a joint venture will subject us to additional compliance and legal risks related to the actions of the joint venture partner.

We are currently implementing a new enterprise resource planning system, and problems with the design or implementation of this system could interfere with our business and operations.

We have commenced a project to consolidate all of our database infrastructure to a single global enterprise resource planning (ERP) system. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of the ERP system, which may be disruptive to our underlying business. Any disruptions or delays in the design and implementation of the new ERP system, particularly any disruptions or delays that impact our operations, could adversely affect our ability to process customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations, file SEC reports in a timely manner and otherwise run our business. Further, as we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations and financial condition may be materially and adversely affected if our database infrastructure does not allow us to transmit accurate information, even for a short period of time. Even if we do encounter these adverse effects, the design and implementation of the new ERP system may be much more costly than we anticipated. If we are unable to successfully design and implement the new ERP system as planned, our financial position, results of operations and cash flows could be negatively impacted.

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

We also rely on partners for the provision of key manufacturing activities. Recently, Texas Instruments indicated publicly that it will not be making UltraSPARC microprocessors for Sun on a foundry basis at the 45-nm node. Consequently, we are reviewing alternative foundry solutions, and are considering plans to transition the 45-nm mode foundry operations and supply chain to other potential vendors. If we are unable to effectively execute the transition, we may experience difficulty in delivering our 45-nm next generation microelectronics products and technologies, which could materially and adversely affect our business.

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

Foreign Currency Fluctuations.    As a large portion of our business takes place outside of the U.S., we enter into transactions in other currencies. Although we employ various hedging strategies, we are exposed to changes in exchange rates, which cause fluctuations in our quarterly operating results.

Deferred Tax Assets.    Estimates and judgments are required in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from net operating losses, tax credit carryforwards and temporary differences between the tax and financial statement recognition of revenue and expense. SFAS 109, “Accounting for Income Taxes,” also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

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

Goodwill and Other Intangible Assets.    We perform an analysis on our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. Goodwill is deemed to be impaired if the net book value of the reporting unit exceeds the estimated fair value. The impairment of a long-lived intangible asset is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset are less than the carrying value of the intangible asset we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value. We recognized an impairment charge of $70 million related to acquired intangible assets during the fourth quarter of fiscal 2006. As of June 30, 2007, we had a goodwill balance of $2,514 million. Going forward, we will continue to review our goodwill and other intangible assets for possible impairment. Any additional impairment charges could adversely affect our future earnings.

Income tax laws and regulations subject us to a number of risks and could result in significant liabilities and costs.

As a multinational corporation, we are subject to income taxes in the U.S. and various foreign jurisdictions. Our domestic and foreign tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate. We are regularly subject to audits by tax authorities. While we endeavor to comply with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law than we do or that we will comply in all respects with applicable tax laws, which could result in additional taxes. We regularly review the likelihood of adverse outcomes resulting from tax audits to determine if additional income taxes, penalties and interest would be assessed. There can be no assurance that the outcomes from these audits will not have an adverse effect on our results of operations in the period for which the review is made.

We are dependent on significant customers, specific industries and geographies.

In January 2007, Access Distribution, the largest distributor of our products, was sold to Avnet, Inc. by General Electric Company (the Acquisition). Sales to Avnet and Access Distribution accounted for approximately 11%, 11%, and 13% of net revenues in fiscal 2007, 2006 and 2005, respectively. Avnet, which was StorageTek’s largest distributor, became a distributor of Sun products after our acquisition of StorageTek in August 2005. No other customer accounted for more than 10% of our net revenues. The Acquisition may be disruptive to Avnet’s business and could, consequently, adversely impact our business. Moreover, if our distribution arrangement with Avnet significantly deteriorates or is terminated, and we are unable to find another distributor for our products on similar financial terms, our future operating results could be adversely affected.

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

Weakening economic conditions in specific geographic areas, particularly the United States or Europe, can also adversely affect our operating results.

We are dependent upon our channel partners for a significant portion of our revenues.

Our channel partners include distributors, original equipment manufacturers (OEMs), independent software vendors, system integrators, service providers and resellers. We continue to see an increase in revenues via our reseller channel. We face ongoing business risks due to our reliance on our channel partners to maintain customer relationships and create customer demand with customers where we have a limited or no direct relationship. Should our relationships with our channel partners or their effectiveness decline, we face risk of declining demand which could affect our results of operations.

Adverse resolution of litigation may harm our operating results or financial condition.

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition. We are currently involved in litigation with the General Services Administration (GSA) and the Department of Energy (DOE). Additional information is provided in Note 11 to the Consolidated Financial Statements in Item 8.

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

From time to time, we evaluate our products and service offerings and may adjust our strategic priorities by reducing investment in or divesting certain business operations. Decisions to eliminate or divest certain business operations may involve a number of risks, including the diversion of management’s attention, significant costs and expenses, the assumption of contractual obligations, realization of losses, facility consolidation, the loss or disruption of customer relationships, the loss of employees, the elimination of revenues along with associated costs and the disruption of operations in the affected business or related businesses, any of which could cause our operating results to decline and may fail to yield the expected benefits.

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

One of the key competitive advantages that our tape products have over competing disk products is that tape products store data at a fraction of the price of disk storage. The price of disk storage continues to decrease rapidly due to competition and decreasing manufacturing costs. We must continue to develop and introduce new tape products that reduce the cost of tape storage at a rate that is similar to or greater than the decline in disk storage costs in order to maintain this competitive advantage. For a discussion of risk associated with new products, see “The products we make are very complex. If we are unable to rapidly and successfully develop and introduce new products and manage our inventory, we will not be able to satisfy customer demand,” above. We cannot provide any assurance that we will be able to reduce the price of our tape products at a rate similar to the decline in disk storage costs.

Credit rating downgrades could adversely affect our business and financial condition.

Three credit rating agencies follow Sun. Fitch Ratings has rated us BBB-, which is an investment grade rating. Moody’s Investor Services and Standard & Poor’s have assigned us non-investment grade ratings of Ba1 and BB+, respectively. All three credit rating agencies have placed us on stable outlook. These ratings reflect those credit agencies’ expectations that the intense competitive environment facing Sun in its core markets will continue to challenge our revenue and profitability, at least over the near term. If we were to be downgraded by these ratings agencies, such downgrades could increase our costs of obtaining, or make it more difficult to obtain or issue, new debt financing. Any of these events could materially and adversely affect our business and financial condition.

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

We maintain a program of insurance with third-party insurers for certain property, casualty and other risks. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insurance basis. We retain risk with regard to certain loss events, such as California earthquakes, the indemnification or defense payments we, as a company, may make to or on behalf of our directors and officers as a result of obligations under applicable agreements, our by-laws and applicable law, and for potential liabilities that are not insured, and we sponsor a number of health and welfare insurance plans for our employees. The types and amounts of insurance obtained vary from time to time and from location to location, depending on availability, cost, and our decisions with respect to risk retention. In the event that the frequency of losses experienced by us increased unexpectedly, the aggregate of such losses could materially increase our liability and adversely affect our financial condition, liquidity, cash flows and results of operations. In addition, because the insurance market continues to limit the availability of certain insurance products and because the costs of certain products continue to increase, we will continue to evaluate the types and magnitudes of claims we include in our self-insurance program. Additions and changes to this self insurance program may increase our risk exposure and therefore increase the risk of a material adverse effect on our financial condition, liquidity, cash flows and results of operations. In addition, we have made certain judgments as to the limits on our existing insurance coverage that we believe are in line with industry standards, as well as in light of economic and product availability considerations. Unforeseen catastrophic loss scenarios could prove our limits to be inadequate, and losses incurred in connection with the known claims we self-insure could be substantial. Either of these circumstances could materially adversely affect our financial and business condition.

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

We offer terms to some of our distributors and other customers that, in some cases, include complex provisions for pricing, data protection and other terms. In connection with these contracts, we are in some cases required to allow the customer to audit certain of our records to verify compliance with these terms. In particular, government agency customers audit and investigate government contractors, including us. These agencies review our performance under the applicable contracts as well as compliance with applicable laws, regulations and standards. The government also may review the adequacy of, and our compliance with, contractual obligations, our internal control systems and policies, including our purchasing, property, estimating, compensation, management information systems and data protection requirements. If an audit uncovers improper or illegal activities, we may be subject to claims for damages, penalties and other sanctions. With respect to claims by government agencies, sanctions may include treble damages, fines and possibly debarment or suspension from sales to the federal government. In addition, we may suffer serious harm to our reputation if allegations of impropriety were made against us. The federal government has intervened in a case filed in the United States District Court for the Eastern District of Arkansas alleging that Sun has violated the Federal False Claims and Anti-Kickback Acts and breached our contracts with the General Services Administration (GSA), among other claims. These claims are based in part on certain audit reports prepared by the GSA Office of the Inspector General with respect to our prior GSA Multi-Award Schedule. Claims by the federal government pursuant to the lawsuit or otherwise in the administration of our contracts, and any judgment or settlement related thereto, could expose us to damages, penalties and other sanctions, up to and including debarment or suspension from federal sales, loss of sales opportunities, business interruption and damage to our reputation.

Some of our Restructuring Plans may not result in the anticipated cost saving and benefits.

Since March 2004, our Board of Directors and our management have approved a series of restructuring plans including the restructuring plan announced on August 1, 2007. Our ability to achieve the cost savings and operating efficiencies anticipated by these restructuring plans is dependent on our ability to effectively implement the workforce and excess capacity reductions contemplated. If we are unable to implement these initiatives effectively, we may not achieve the level of cost savings and efficiency benefits expected for fiscal 2008 and beyond.

Commercial real estate market conditions could affect our ability to sublease properties in our portfolio.

We implemented facility exit plans in each of the last six fiscal years as part of our ongoing efforts to consolidate excess facilities. The commercial real estate market conditions in the United States and in many of the countries in which we have significant leased properties have resulted in a surplus of business facilities making it difficult to sublease properties. We may be unable to sublease our excess properties, or we may not meet our expected estimated levels of sublease income, and, accordingly, our results of operations could be materially and adversely affected.

Environmental laws and regulations subject us to a number of risks and could result in significant liabilities and costs.

Some of our operations are subject to state, federal, and international laws governing protection of the environment, human health and safety, and regulating the use of certain chemical substances. We endeavor to comply with these environmental laws, yet compliance with such laws could increase our operations and product costs; increase the complexities of product design, development, procurement, and manufacture; limit our ability to manage excess and obsolete non-compliant inventory; limit our sales activities; and impact our future financial results. Any violation of these laws can subject us to significant liability, including fines, penalties, and possible prohibition of sales of our products into one or more states or countries, and result in a material adverse effect on our financial condition.

Currently, a significant portion of our revenues come from international sales. Recent environmental legislation within the European Union (EU), including the EU Directive on Waste Electrical and Electronic Equipment (WEEE) and the EU Directive on Restriction of Hazardous Substances (RoHS), may increase our cost of doing business internationally and impact our revenues from EU countries as we endeavor to comply with and implement these requirements.

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

We continue to make substantial progress related to the development and commercialization of acquired technologies. With respect to StorageTek and SeeBeyond, key product releases and major enhancements contemplated by acquired IPRD projects were completed for all significant projects during FY06, with the exception of VSM™ Open solution which is scheduled for release during Q3 FY2008. In addition, ongoing feature and function enhancements on all of our acquired IPRD projects are expected to continue for several more years. Although we have experienced delays in the completion of certain of our development efforts and their related commercialization, the expected total costs to complete such technologies have not materially increased, individually or in the aggregate, from our estimates at the time of the acquisitions. However, failure to successfully commercialize an in-process project, or unanticipated costs to complete such technologies, would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of our intangible assets may become impaired.

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

Our business may suffer if it is alleged or found that we or our contractors have violated data privacy or confidentiality obligations.

Compliance with a variety of domestic and foreign laws and regulations related to data privacy, as well as various contractual obligations related to confidentiality, increase our cost of doing business. Such obligations include regulations related to the protection of various types of data and information, such as personal healthcare information, personally identifiable information and other confidential information. Although we implement policies and procedures designed to ensure compliance with these obligations, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violations of our policies. Further, our ability to comply with these obligations may depend upon future investments in systems and processes, and such investments may have a material adverse effect on our business, operating results, or financial condition. Failure to comply with these obligations, or even allegations that we have failed to comply with these obligations, may also cause a material adverse effect on our business, operating results, or financial condition.

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

The accounting method for convertible debt securities with net share settlement, like our Convertible Notes, may be subject to change.

On January 26, 2007, we issued $700 million of convertible notes with a net share settlement feature. For the purpose of calculating diluted earnings per share, a convertible debt security providing for net share settlement of the conversion value and meeting specified requirements under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (Net Share Convertibles), is accounted for interest expense purposes similarly to non-convertible debt, with the stated coupon constituting interest expense and any shares issuable upon conversion of the security being accounted for under the treasury stock method. The effect of the treasury stock method is that the shares potentially issuable upon conversion of the notes are not included in the calculation of our earnings per share except to the extent that the conversion value of the notes exceeds their principal amount, in which case the number of shares of our common stock necessary to settle the conversion are treated as having been issued for earnings per share purposes.

At the July 25, 2007 FASB meeting, the Board agreed to issue for comment a proposed FASB Staff Position (FSP) addressing convertible instruments that may be settled in cash upon conversion. The proposed FSP, as expected to be drafted, would require, among other things, the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate and would be effective for fiscal periods beginning after December 15, 2007. We cannot predict the outcome of the EITF deliberations or any other changes in GAAP that may be made affecting accounting for convertible debt securities. Any change in the accounting method for convertible debt securities could have an adverse impact on our past or future financial results. In addition, these impacts could adversely affect the trading price of our common stock.

Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations.

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experiences difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on our stock price.

FORWARD-LOOKING STATEMENTS

This quarterly report, including the foregoing sections, contains forward-looking statements, particularly statements regarding: Sun’s vision and business strategy; future investments in companies, products and technologies; the environmental impact of our technologies; the expansion of our direct ship capabilities; competitive pressures; our ability to secure licenses to third-party technology on commercially reasonable terms; the effect on us of pending litigation matters and intellectual property claims; our plans to eliminate excess facility capacity; estimates of future sublease income to be generated from sublease contracts not yet negotiated; estimated future restructuring liabilities; expected operating cost savings; expectations regarding future severance payments; expected cash flow from operations for the fiscal year ending June 30, 2008; future payments to settle the current portion of our Senior Notes; the utilization and funding of the workforce reduction assumed liabilities; our ability to utilize deferred tax assets; the reduction of our channel partner inventory; our competitive position in the storage market; efforts to improve our cost structure; charges related to facilities reductions; our valuation of deferred tax assets; our plans to defend certain proceedings; our plans to continue hedge programs; and our belief that the liquidity provided by existing cash, cash equivalents, marketable debt securities and cash generated from operations will provide sufficient capital to meet our requirements for at least the next 12 months.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth above and those contained in “RISK FACTORS,” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

At June 30, 2007, our worldwide facilities represented aggregate floor space of 14.2 million square feet both in the U.S. and in 47 other countries. We believe that our existing properties are in good condition and are suitable for the conduct of our business. In square feet, our properties consisted of (in millions):

	U.S.	Rest of the World	Total
Owned facilities	4.6	1.0	5.6
Leased facilities	5.0	4.0	9.0

Total facilities	9.6	5.0	14.6

At June 30, 2007, our owned properties consisted of:

Location	Square Footage of Facility
Broomfield, Colorado	1,079,636
Farnborough (Guillemount Park), England	440,024
Linlithgow, Scotland	437,498
Louisville, Colorado	1,707,005
Menlo Park, California	1,022,008
Ponce, Puerto Rico	83,105
Santa Clara, California	816,240

Total	5,585,516

During fiscal 2007, we entered into sales-leaseback transactions for our Newark, California and Burlington, Massachusetts campuses. The total reduction in owned square footage as a result of these two transactions was approximately 2.1 million square feet.

At June 30, 2007, we had approximately 112,000 square feet under construction and approximately 313,000 square feet of existing shell facilities available for future build-out. We continually evaluate our facility requirements in light of our business needs and stage the future construction accordingly. In addition, we own approximately 314 acres of undeveloped land in Colorado.

Starting in fiscal 2001, we began to vacate properties in the U.S. and internationally. Of the properties that were vacated under all facility exit plans, 3.3 million square feet remain vacant or sub-leased of which 1.1 million square feet are under sub-lease to non-Sun businesses and 2.2 million square feet are vacant.

Substantially all of our facilities are used jointly by our Product groups, Sun Services group, Global Sales Organization and other functions. Our manufacturing facilities are located in Ponce, Puerto Rico; Toulouse, France; Linlithgow, Scotland and Beaverton, Oregon.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we become involved in claims and legal proceedings that arise in the ordinary course of our business. We are currently subject to several such claims and legal proceedings. We presently do not believe that the resolution of these legal proceedings will have a material adverse effect on us. Additional information with respect to certain claims and legal proceedings may be found in Note 11 to the Consolidated Financial Statements in Item 8.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders of Sun during the fourth quarter of fiscal 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market under the symbol “JAVA”. Prior to August 27, 2007, our common stock traded under the symbol “SUNW”. As of August 22, 2007, there were approximately 19,939 stockholders of record and the closing price of our common stock was $4.86 per share as reported by The NASDAQ Stock Market.

The following table sets forth for the fiscal periods indicated the high and low sale prices for our common stock as reported by The NASDAQ Stock Market:

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low
First Quarter	$5.28	$3.82	$4.29	$3.57
Second Quarter	5.73	4.97	4.56	3.62
Third Quarter	6.64	5.54	5.00	4.14
Fourth Quarter	5.95	4.92	5.38	3.93

No cash dividends were declared or paid in fiscal 2007 or 2006. We anticipate retaining available funds to finance future growth and have no present intention to pay cash dividends.

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its equity securities during the three fiscal months ended June 30, 2007.

Period	Total # of Shares Purchased(1)	Average Price per Share	Total # of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum That May Be Purchased Under Current Program $ (millions)(2)
April 2, 2007 through May 4, 2007	13,774	$0.49	—	$3,000
May 5, 2007 through June 1, 2007	24,811,197	$5.22	24,811,197	$2,871
June 2, 2007 through June 30, 2007	13,991,980	$5.05	13,990,719	$2,800
Total	38,816,951	$5.15	38,801,916	$2,800

(1)	The total number of shares repurchased includes those shares of our common stock that our employees surrender for tax withholding purposes in connection with vesting of restricted stock. As of June 30, 2007, approximately 674,000 shares are subject to repurchase by us.
(2)	In May 2007, our Board of Directors authorized management to repurchase up to $3 billion of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions, repayment of debt and our share price. During the fiscal year ended June 30, 2007, we repurchased approximately 38.8 million shares or $200 million of common stock under this repurchase authorization.

Stock Performance Graphs and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P’s 500 Index and the S&P Computer Hardware Index for each of the last five fiscal years ended June 30, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

	Fiscal Years Ended June 30,
	2007		2006		2005		2004		2003
	Dollars	%	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(In millions, except per share amounts)
Net revenues	$13,873	100.0%	$13,068	100.0%	$11,070	100.0%	$11,185	100.0	$11,434	100.0%
Cost of sales	7,608	54.8	7,439	56.9	6,481	58.5	6,669	59.6	6,492	56.8

Gross margin	6,265	45.2	5,629	43.1	4,589	41.5	4,516	40.4	4,942	43.2
Operating expenses:
Research and development	2,008	14.5	2,046	15.6	1,785	16.1	1,926	17.2	1,837	16.1
Selling, general and administrative	3,851	27.8	4,039	30.9	2,919	26.4	3,317	29.7	3,329	29.1
Restructuring charges and related impairment of long-lived assets	97	0.7	284	2.2	262	2.4	344	3.1	371	3.2
Impairment of goodwill and other intangible assets	—	—	70	0.5	—	—	49	0.4	2,125	18.6
Purchased in-process research and development	—	—	60	0.5	—	—	70	0.6	4	—

Total operating expenses	5,956	42.9	6,499	49.7	4,966	44.9	5,706	51.0	7,666	67.0

Operating income (loss)	309	2.2	(870)	(6.7)	(377)	(3.4)	(1,190)	(10.6)	(2,724)	(23.8)
Gain (loss) on equity investments, net	6	—	27	0.2	6	—	(64)	(0.6)	(84)	(0.7)
Interest and other income, net	214	1.5	114	0.9	133	1.2	94	0.8	155	1.3
Settlement income	54	0.4	54	0.4	54	0.5	1,597	14.3	—	—

Income (loss) before taxes	583	4.2	(675)	(5.2)	(184)	(1.7)	437	3.9	(2,653)	(23.2)
Provision (benefit) for income taxes	110		189	1.4	(77)	(0.7)	825	7.4	731	6.4

Net income (loss)	$473	3.4%	$(864)	(6.6)%	$(107)	(1.0)%	$(388)	(3.5)%	$(3,384)	(29.6)%

Net income (loss) per common share—basic and diluted	$0.13		$(0.25)		$(0.03)		$(0.12)		$(1.06)
Shares used in the calculation of net income (loss) per common share—basic	3,531		3,437		3,368		3,277		3,190
Shares used in the calculation of net income (loss) per common share— diluted	3,606		3,437		3,368		3,277		3,190

	As of June 30,
	2007	2006		2005	2004		2003
Cash, cash equivalents and marketable debt securities	$5,942	$4,848		$7,524	$7,608		$5,741
Total assets	$15,838	$15,082		$14,190	$14,805		$13,295
Long-term debt	$1,264	$1,078	(1)	$1,123	$1,432	(1)	$1,531
Other non-current obligations(2)	$1,285	$1,492		$1,083	$1,460		$642

(1)	Includes approximately $503 million and $257 million classified as current portion of long-term debt as of June 30, 2006 and 2004, respectively.
(2)	Includes deferred settlement income from Microsoft as of June 30, 2007, 2006 and 2005, long-term tax liabilities as of June 30, 2007, 2006 and 2005 and long-term restructuring liabilities for all periods presented.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We provide network computing infrastructure product and service solutions. A consistent vision, “The Network is the Computer”, has been the driving force behind our technology innovation for over 25 years. Our core brands include the Java technology platform, the Solaris operating system, Sun StorageTek storage solutions and the UltraSPARC processor. By investing in research and development, we create products and services that address the complex information technology issues that customers face today, including increasing demands for network access, bandwidth and storage. This demand is driven by our ability to expand our network’s reach by sharing our technologies with the user community, which in turn presents a greater opportunity for us to provide the infrastructure that runs the network.

Summary of Fiscal 2007 Results

For the year and quarter ended June 30, 2007, we delivered improved financial performance in several areas:

•	For the year, we improved operating income by nearly $1.2 billion, primarily through increased margins and reduced selling, general & administrative expense.

•	In the fourth quarter of fiscal 2007, we achieved 8.5% operating margin, up from negative (8.8)% in the fourth quarter of fiscal 2006.

•	We improved gross margins by 4.4 percentage points year-over-year to 47.2% in the fourth quarter of fiscal 2007.

•	We reduced research and development and selling, general and administrative expenses by 12% year-over-year in the fourth quarter of fiscal 2007.

We ended the fiscal year 2007 with a cash and marketable debt securities balance of $5.9 billion and generated positive cash flow from operations of $564 million in the fourth quarter of fiscal 2007.

In the fourth quarter of fiscal 2007, we announced a $3 billion share repurchase program. During the same quarter, we repurchased 38.8 million shares, at an average price of $5.15 for a total cost of approximately $200 million. Our outstanding shares for the quarter decreased by 20 million, as the share repurchase was partially offset by the issuance of shares under our employee equity plans.

During the third quarter of fiscal 2007, we also issued Convertible Notes to KKR PEI Solar Holdings, I, Ltd., KKR PEI Solar Holdings, II, Ltd. and Citibank, N.A. in a private placement that generated proceeds of $700 million.

Net Revenues

For the fiscal year ended June 30,

(dollars in millions, except revenue per employee dollars in thousands)

	2007	Change $	Change %	2006	Change $	Change %	2005
Computer Systems products	$6,455	$458	7.6%	$5,997	$171	2.9%	$5,826
Storage products	2,316	(58)	(2.4)%	2,374	1,074	82.6%	1,300

Products net revenue	$8,771	$400	4.8%	$8,371	$1,245	17.5%	$7,126
Percentage of total net revenues	63.2%		(0.9) pts	64.1%		(0.3) pts	64.4%
Support Services	$3,962	$284	7.7%	$3,678	$647	21.3%	$3,031
Professional Services and Educational Services	1,140	121	11.9%	1,019	106	11.6%	913

Services net revenue	$5,102	$405	8.6%	$4,697	$753	19.1%	$3,944
Percentage of total net revenues	36.8%		0.9 pts	35.9%		0.3 pts	35.6%
Total net revenues	$13,873	$805	6.2%	$13,068	$1,998	18%	$11,070
Revenue per employee(1)	$397	$57	16.8%	$340	$(8)	(2.3)%	$348
(1)	Revenue per employee is calculated by dividing the revenue during the period by the average number of employees during the period, including contractors. We use this as a measure of our productivity.

During fiscal 2007, when compared to fiscal 2006, we estimate that net revenues were favorably impacted by approximately 2% based on exchange rate movements due to the general weakening of the U.S. Dollar. Due to the general strengthening of the U.S. Dollar during fiscal 2006, our total net revenues were unfavorably impacted by approximately 2% based on exchange rate movements as compared to fiscal 2005.

Products Net Revenue

Products net revenue consists of revenue generated from the sale of Computer Systems and Storage products.

During fiscal 2007, as compared with fiscal 2006, Computer Systems revenue increased primarily due to sales of our CMT-based SPARC systems, x64-based systems and sales of our data center enterprise servers. These increases were partially offset by reduced sales of certain SPARC servers and reduced sales of our mid-range enterprise servers. Additionally, during fiscal 2007, we have driven down the worldwide level of product inventory at our channel partners. This reduction in channel inventory adversely impacted products revenue in fiscal 2007 by approximately $90 million. During fiscal 2008, we expect to continue to review our fulfillment practices and work with our partners to decrease their overall level of inventory.

During fiscal 2007, as compared with fiscal 2006, Storage products revenue was adversely impacted by decreased sales of entry level and data center disk storage products and decreased sales of our drive and virtual tape storage products. These decreases were partially offset by increased sales of high-end library tape, mid-range disk storage products and the inclusion of StorageTek revenues for the full fiscal year. Declines in Storage revenues are generally due to product market competition and product age. We do not expect our competitive position in the storage market to improve significantly for at least the next several quarters.

During fiscal 2006, as compared with fiscal 2005, Computer Systems revenue increased primarily due to increased unit sales of our server line driven by the introduction of our CMT-based SPARC systems and x64-based systems. This increase was partially offset by reduced sales of our enterprise servers resulting from increased competition and a continuing shift in overall computer system demand towards the usage of our lower-priced entry-level systems.

During fiscal 2006, as compared with fiscal 2005, Storage products revenue increased primarily due to the inclusion of StorageTek’s high and low end tape, low end disk storage product revenue and increased sales of our data center storage systems, partially offset by reduced sales of our entry level storage systems.

Services Net Revenue

Services net revenue consists of revenue generated from Support Services, Professional Services and Educational Services.

Support Services revenue consists primarily of maintenance contract revenue, which is recognized ratably over the contractual period and represented approximately 78%, 78% and 77% of services net revenue in fiscal 2007, 2006 and 2005, respectively. During fiscal 2007, Support Services net revenue increased due to our focus on the maintenance and expansion of existing services with our largest customers and the impact of favorable movements in foreign currency exchange rates. We continue to see a reduction in the average contract value for maintenance contracts sold or renewed principally due to customers choosing plans with lower service levels.

During fiscal 2006, as compared to fiscal 2005, Support Services net revenue increased due to the inclusion of the operations of StorageTek, partially offset by the unfavorable impact of foreign exchange and a continued change in the mix towards maintenance contracts sold or renewed associated with lower service levels.

Professional Services and Educational Services revenue consist primarily of revenue generated from services such as technical consulting, which helps our customers plan, implement, and manage distributed network computing environments.

During fiscal 2007, Professional Services and Educational Services revenue increased due to more complex engagements that allowed us to sell additional service offerings as well as a strong demand for our certification services. During fiscal 2006, Professional Services and Educational Services revenue increased due to the inclusion of the operations of StorageTek and an increase in revenues from employee development and web-learning initiatives adopted by our customers in fiscal 2005.

Net Revenues by Geographic Area*

For the fiscal year ended June 30,

(dollars in millions)

	2007	Change $	Change %	2006	Change $	Change %	2005
U.S.	$5,641	$106	1.9%	$5,535	$1,143	26.0%	$4,392
Percentage of net revenues	40.7%		(1.7) pts	42.4%		2.7 pts	39.7%
International revenues:
International Americas (Canada and Latin America)	$863	$108	14.3%	$755	$165	28.0%	$590
Percentage of net revenues	6.2%		0.4 pts	5.8%		0.5 pts	5.3%
EMEA (Europe, Middle East and Africa)	$4,999	$353	7.6%	$4,646	$494	11.9%	$4,152
Percentage of net revenues	36.0%		0.4 pts	35.6%		(1.9) pts	37.5%
APAC (Asia, Australia and New Zealand)	$2,370	$238	11.2%	$2,132	$196	10.1%	$1,936
Percentage of net revenues	17.1%		0.8 pts	16.3%		(1.2) pts	17.5%
Total international revenues	$8,232	$699	9.3%	$7,533	$855	12.8%	$6,678
Percentage of net revenues	59.3%		1.7 pts	57.6%		(2.7) pts	60.3%
Total net revenues	$13,873	$805	6.2%	$13,068	$1,998	18.0%	$11,070

*	Geographic revenue reported for the fiscal year ended June 30, 2006 has been adjusted to reflect an immaterial correction in intercompany revenue to properly report country of origin.

United States (U.S.)

During fiscal 2007, as compared with fiscal 2006, net revenues in the U.S. increased primarily due to Computer Systems sales and Services revenue. Computer Systems revenue was most significantly impacted by increased sales of our CMT-based SPARC systems and x64-based systems and data center enterprise servers. These increases were partially offset by decreased sales of our Storage products. Computer Systems experienced growth in the telecommunications, government and financial services sectors. Partially offsetting these increases were weakness in certain areas of the energy/utility and insurance sectors. We have experienced increased competitive pressures in these markets and expect this will continue in the future.

During fiscal 2006, as compared with fiscal 2005, net revenues in the U.S. increased primarily due to the inclusion of the operations of StorageTek and SeeBeyond, increased sales of our entry level servers due to the introduction of CMT and x64-based systems in the second quarter of fiscal 2006 and increased demand in certain segments of the government and telecommunications sectors.

International Revenues

The following table sets forth net revenues in geographic markets contributing significantly to changes in international net revenues during the last three fiscal years ended June 30:

(dollars in millions)

	2007	Change $	Change %	2006	Change $	Change %	2005
United Kingdom	$1,130	$19	1.7%	$1,111	$111	11.1%	$1,000
Germany	$993	$80	8.8%	$913	$36	4.1%	$877
Central and North EMEA (CNE)(1)	$907	$107	13.4%	$800	$92	13.0%	$708
Southern and Eastern EMEA (SEE)(2)	$745	$85	12.9%	$660	$135	25.7%	$525
Japan	$743	$(20)	(2.6)%	$763	$33	4.5%	$730

(1)	CNE consists primarily of Finland, Norway, Sweden, the Netherlands, Belgium, Luxembourg and Switzerland.
(2)	SEE consists primarily of Poland, Hungary, Russia, the Czech Republic, Slovakia, Israel, Turkey, Greece, UAE, Saudi Arabia, and South Africa

United Kingdom (U.K.)

During fiscal 2007, as compared with fiscal 2006, net revenues in the U.K. were relatively flat, primarily due to favorable foreign currency exchange rates and increased Services revenue, which were offset by reduced product sales. Strong pricing pressure from market competitors was the primary cause of reduced sales of our products. Computer Systems revenue was most adversely impacted by decreased sales of our workstation products and Storage revenue was adversely impacted by decreased sales of our tape and enterprise disk products.

During fiscal 2006, as compared with fiscal 2005, net revenues in the UK increased primarily due to the inclusion of StorageTek products, which more than offset the impact of a large solution-based sale recognized in fiscal 2005, did not recur in fiscal 2006.

Germany

During fiscal 2007, as compared with fiscal 2006, net revenues in Germany increased due to the benefit of foreign currency exchange rates and increased volumes of Computer Systems and Support Services sales. The telecommunications sector remained a source of overall strength during fiscal 2007. These increases were partially offset by pricing pressures caused by increased competition, weak demand for our Storage products and a challenging economic environment.

During fiscal 2006, as compared with fiscal 2007, net revenues in Germany increased due to the inclusion of StorageTek products partially offset by continued increased competitive pressure impacting prices and volume for certain products and Support Services. Further, we experienced weak demand for our data center servers in certain industry sectors.

Central and Northern Europe (CNE)

During fiscal 2007, as compared with fiscal 2006, net revenues in CNE increased primarily due to increases in Computer Systems sales and increased Services revenue in a variety of sectors and across the majority of our products and services categories. Computer Systems revenue was most significantly impacted by increased sales of our CMT volume servers, our high-end server products and a moderate increase in sales of our Storage products.

During fiscal 2006, as compared with fiscal 2005, net revenues in CNE increased primarily due to the inclusion of StorageTek products and services revenue offset by weak demand for our data center servers and price erosion associated with the competitive environment.

Southern and Eastern Europe (SEE)

During fiscal 2007, as compared with fiscal 2006, net revenues in SEE increased primarily due to increases in both Computer Systems and Support Services revenues. The increase in net revenue occurred in a variety of sectors but can primarily be attributed to strong sales in both the telecommunication and educational sectors. Countries within SEE that contributed significantly to this growth (42% over the last two years) include South Africa, the United Arab Emirates and Russia due to their accelerated economic growth.

During fiscal 2006, as compared with fiscal 2005, net revenues in SEE increased primarily due to the inclusion of StorageTek products and services revenue. We experienced substantial growth in these countries primarily due to their improving economic conditions.

Japan

During fiscal 2007, as compared with fiscal 2006, Product and Services revenue decreased in Japan. The decrease in Products net revenue in Japan is partially the result of unfavorable foreign currency exchange rates, the implementation of certain elements of our broad-based strategic alliance with Fujitsu and significant decreases in Storage product sales. Services revenue was relatively flat in fiscal year 2007 as compared to the same period in fiscal year 2006.

During fiscal 2006, as compared with fiscal 2005, net revenues in Japan increased primarily due to the inclusion of StorageTek products and services revenue offset by the unfavorable impact of foreign currency exchange rates and continued increased competitive pressure impacting prices and volume for certain products. Further, we continued to experience a shift in our sales mix towards our lower priced entry-level products.

Gross Margin

For the fiscal year ended June 30,

(dollars in millions)

	2007	Change $	Change %		2006	Change $	Change %		2005
Products gross margin	$3,960	$416	11.7%		$3,544	$592	20.1%		$2,952
Percentage of products net revenue	45.1%		2.8 p	ts	42.3%		0.9 p	ts	41.4%
Services gross margin	$2,305	$220	10.6%		$2,085	$448	27.4%		$1,637
Percentage of services net revenue	45.2%		0.8 p	ts	44.4%		2.9 p	ts	41.5%
Total gross margin	$6,265	$636	11.3%		$5,629	$1,040	22.7%		$4,589
Percentage of net revenues	45.2%		2.1 p	ts	43.1%		1.6 p	ts	41.5%

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

During fiscal 2007, as compared with fiscal 2006, our Products gross margin increased by approximately three percentage points. Products gross margin increased by five percentage points due to decreasing material costs (primarily memory components and our supply chain restructuring efforts) and two percentage points due to favorable changes in volume and mix including a higher percentage of software sales, offset by a four percentage points decrease due to pricing, discounting and other actions.

During fiscal 2006, as compared with fiscal 2005, our Products gross margin increased one percentage point due to cost reductions resulting from supply chain restructuring and product cost engineering, which collectively benefited gross margin by approximately four percentage points. Offsetting this increase were changes in product mix to a greater proportion of lower-

margin products of approximately two percentage points and an increase in amortization of acquisition-related intangible assets of approximately one percentage point.

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

During fiscal 2007, as compared with fiscal 2006, our Services gross margin increased by one percentage point primarily due to cost savings associated with better utilization rates and the positive impact of changes in services mix of approximately two percentage points. This increase was partially offset by the impact of other expenses, primarily compensation, of approximately one percentage point.

During fiscal 2006, as compared with fiscal 2005, our Services gross margin increased by three percentage points due to cost savings associated with delivery efficiencies of approximately three percentage points and the positive impact of changes in services mix of approximately one percentage point. These increases were partially offset by the impact of stock based compensation expense of approximately one percentage point.

Operating Expenses

For the fiscal year ended June 30,

(dollars in millions)

	2007	Change $	Change %		2006	Change $	Change %		2005
Research and development	$2,008	$(38)	(1.9)%		$2,046	$261	14.6%		$1,785
Percentage of net revenues	14.5%		(1.2)	pts	15.7%		(0.4) p	ts	16.1%
Selling, general and administrative	$3,851	$(188)	(4.7)%		$4,039	$1,120	38.4%		$2,919
Percentage of net revenues	27.8%		(3.1)	pts	30.9%		4.5 p	ts	26.4%
Restructuring charges	$97	$(187)	(65.8)%		$284	$22	8.4%		$262
Percentage of net revenues	0.7%		(1.5)	pts	2.2%		(0.2) p	ts	2.4%
Impairment of other intangible assets	$—	$(70)	N/M	*	$70	$70	N/M	*	$—
Percentage of net revenues	—		(0.5)	pts	0.5%		0.5 p	ts	—
Purchased in-process research and development	$—	$(60)	N/M	*	$60	$60	N/M	*	$—
Percentage of net revenues	—		(0.5)	pts	0.5%		0.5 p	ts	—
Total operating expenses	$5,956	$(543)	(8.4)%		$6,499	$1,533	30.9%		$4,966
*N/M — Not meaningful

Research and Development (R&D) Expenses

During fiscal 2007, as compared with fiscal 2006, R&D expenses decreased primarily due to restructuring efforts. Included in the decrease was $136 million in headcount reductions, $41 million in outside services reductions, $17 million in depreciation, $13 million in prototype expenditure reductions and $10 million in stock based compensation. These decreases were partially offset by a $179 million increase in compensation for continuing employees.

During fiscal 2006, as compared with fiscal 2005, R&D expenses increased primarily due to the inclusion of expense associated with the operations of StorageTek and SeeBeyond. Included in the $261 million increase was $74 million of stock-based compensation expense and a $41 million increase in prototype expenses associated with new product introductions. These increases were partially offset by a $51 million decrease in depreciation and amortization.

We believe that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems, software, and microprocessor development, as well as continue to enhance existing products.

Selling, General and Administrative (SG&A) Expenses

During fiscal 2007, as compared with fiscal 2006, SG&A expenses decreased primarily due to headcount reductions and other administrative efficiencies achieved through the integration of StorageTek and SeeBeyond. Included in the decrease was $182 million in headcount reductions, $44 million in decreases in marketing expenditures, $33 million in depreciation, $32 million in reductions in outside services, $6 million in stock based compensation and a $39 million decrease associated with the sale-leaseback of our Burlington facility (discussed in greater detail below). These decreases were partially offset by a $148 million increase in compensation for continuing employees.

During fiscal 2006, as compared with fiscal 2005, SG&A expenses increased primarily due to the inclusion of expense associated with the operations of StorageTek and SeeBeyond. Included in the decrease was $159 million in other acquisition-related intangible asset amortization resulting from these acquisitions, a $157 million increase in outside services costs and $112 million of stock-based compensation expense. These increases were partially offset by $38 million in cost savings resulting from workforce reductions and $36 million decrease in depreciation and amortization.

As part of an effort to reduce operating costs, in June 2007 we entered into a sale-leaseback transaction for our Burlington, Massachusetts campus. This transaction resulted in a decrease in SG&A expense of approximately $39 million and a deferred gain of approximately $51 million. Amortization of the remaining deferred gain will occur over the next six years and will range between $4 million and $6 million per annum until fiscal 2013, with the remaining $17 million to be amortized in fiscal 2014, and will be recorded as reductions to SG&A expense in those periods.

We are continuing to focus our efforts on achieving additional operating efficiencies by reviewing and improving upon our existing business processes and cost structure.

Restructuring

We have implemented various restructuring plans to better align our resources with our strategic business objectives. Our most recently implemented plan, Restructuring Plan VI communicated in May 2006, included reducing our workforce across certain business functions, operating units and geographic regions as well as implementing other expense reduction measures. Under this plan, excluding natural attrition and acquisition-related restructuring activity, we reduced our workforce through the end of fiscal 2007 by approximately 2,150 employees and recognized cumulative expenses relating to severance and benefit costs of $192 million, primarily in workforce reduction charges. On August 1, 2007, our Board of Directors approved a new restructuring plan. We expect to incur total charges ranging from $100 million to $150 million over the next several quarters in connection with the new restructuring plan, the majority of which relates to cash severance costs and is expected to be incurred in the first half of the fiscal year ended June 30, 2008.

In fiscal 2007, 2006 and 2005, we recognized, under all of our workforce reduction and excess facility exit plans, restructuring charges of $97 million, $284 million, and $262 million, respectively. The remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. We anticipate recording additional charges related to our workforce and facilities reductions over the next several quarters, the timing of which will depend upon the timing of notification of the employees leaving Sun as determined by local employment laws and as we exit facilities. In addition, we anticipate incurring additional charges associated with productivity improvement initiatives and expense reduction measures. The total amount and timing of these charges will depend upon the nature, timing, and extent of these future actions. For further detail regarding our restructuring balances and historical activity, refer to Note 4 and Note 6 of our Consolidated Financial Statements.

Gain (Loss) on Equity Investments, Net

For the fiscal year ended June 30,

(dollars in millions)

	2007	Change $	Change %	2006	Change $	Change %	2005
Gain on equity investments, net	$6	$(21)	(77.8)%	$27	$21	350%	$6

Our equity investments portfolio primarily consists of investments in publicly traded and privately-held technology companies. In fiscal 2007, our gain on equity investments of $6 million was comprised of approximately $3 million in gains on the sale of certain equity investments in privately-held companies and $3 million in income and distributions from our joint ventures and venture fund investments.

In fiscal 2006, our gain on equity investments of $27 million was primarily related to $11 million in gains on the sale of certain equity investments held in publicly traded companies, $6 million in income from our joint ventures and venture capital fund investments, and $10 million in gains on the sale of certain equity investments in privately-held companies, net of impairment.

As of June 30, 2007, our equity investment portfolio of $61 million consisted of $27 million in marketable equity securities, $15 million in equity investments in privately-held companies and $19 million in investments in venture capital funds and joint ventures. The ongoing valuation of our investment portfolio remains uncertain and may be subject to fluctuations based on whether we participate in additional investment activity or as a result of the occurrence of events outside of our control.

Interest and Other Income, Net

For the fiscal year ended June 30,

(dollars in millions)

	2007	Change $	Change %	2006	Change $	Change %	2005
Interest and other income, net	$214	$100	87.7%	$114	$(19)	(14.3)%	$133
Settlement income	$54	—	—	$54	—	—	$54

Interest and other income, net	$268	$100	59.5%	$168	$(19)	(10.2)%	$187

During fiscal 2007, as compared with fiscal 2006, interest and other income, net, increased primarily due to an increase in interest income due to higher interest rates, a higher average cash balance and a decrease in interest expense due to the payment of our $500 million Senior Notes in the first quarter of fiscal 2007. These increases in income were partially offset by higher interest expense as a result of the issuance of the Convertible Notes.

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

Our interest income and expense are sensitive primarily to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents and marketable debt securities, which are predominantly short-term fixed income instruments. To better match the interest rate characteristics of our investment portfolio and our issued fixed-rate unsecured senior debt securities, we have entered into interest rate swap transactions so that the interest associated with these debt securities effectively becomes variable. The average duration of our portfolio of marketable debt securities was 0.25 years, 0.21 years and 0.68 years as of June 30, 2007, 2006 and 2005, respectively. In general, we would expect the volatility of this portfolio to decrease as its duration decreases. The significant decrease in the average duration of our portfolio at June 30, 2006 as compared to the average duration at June 30, 2005, was due to a strategic repositioning of our portfolio and the liquidation of securities in order to repatriate $2 billion of foreign earnings.

Income Taxes

For the fiscal year ended June 30,

(dollars in millions)

	2007	Change	2006	Change	2005
Provision for (benefit from) income taxes	$110	$(79)	$189	$266	$(77)

During fiscal 2007, we recorded tax expense of $110 million which was primarily related to taxes due on income generated in our foreign tax jurisdictions. The foreign tax expense is net of a benefit of $14 million recorded for the reduction in accrued withholding taxes on unremitted foreign earnings as a result of restructuring of certain European subsidiaries as well as a benefit of $13 million due to a tax law change in Germany. The U.S. Tax benefit reflects a benefit of $54 million primarily relating to the settlement of the Internal Revenue Service income tax audit for fiscal 2001 and 2002, and a benefit associated with adjusting estimated amounts to actual liabilities resulting from the filing of the FY06 U.S. tax return. This U.S. benefit was offset by the utilization of acquisition net operating losses, increases to various tax reserves, and foreign withholding taxes.

During fiscal 2006, we recorded tax expense of $189 million, which was primarily related to taxes due on income generated in our foreign tax jurisdictions and in the U.S. associated with the repatriation of foreign earnings pursuant to the American Jobs Creation Act. The tax expense included a charge of approximately $20 million associated with corrections of previously filed tax returns, which was partially offset by a benefit associated with adjusting estimated amounts to actual liabilities resulting from the filing of prior years’ tax returns. These adjustments were immaterial to our results of operations and financial condition for fiscal 2006 as well as the prior affected periods. A charge of $58 million was recorded in the fourth quarter of fiscal 2006 associated with our repatriation of $1,965 million in unremitted foreign earnings, of which $1,600 million was eligible to be taxed at a reduced effective tax rate under the Foreign Earnings Repatriation Provision of the American Jobs Creation Act.

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

U.S. income taxes have been provided on all undistributed earnings of our foreign subsidiaries. As of June 30, 2007, there are no earnings that are considered to be permanently invested in operations outside of the U.S. However, we may elect to permanently invest in operations outside of the U.S. in the future.

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

As of and for the fiscal year ended June 30,

(dollars in millions)

	2007	Change	2006	Change	2005
Cash and cash equivalents	$3,620	$51	$3,569	$1,518	$2,051
Marketable debt securities	2,322	1,043	1,279	(4,194)	5,473

Total cash, cash equivalents and marketable debt securities	$5,942	$1,094	$4,848	$(2,676)	$7,524

Percentage of total assets	37.5%	5.4 pts	32.1%	(20.9) pts	53.0%
Cash provided by operating activities	$958	$391	$567	$288	$279
Cash provided by (used in) investing activities	(1,077)	(1,729)	652	987	(335)
Cash provided by (used in) financing activities	170	(129)	299	333	(34)

Net increase (decrease) in cash and cash equivalents	$51	$(1,467)	$1,518	$1,608	$(90)

Changes in Cash Flow

During fiscal 2007, our operating activities generated cash flows of $958 million, $391 million higher than the cash flows provided by operating activities during fiscal 2006. The following items significantly impacted our cash provided by operating activities during fiscal 2007:

•

Net income of $473 million included $1,121 million in non-cash charges, which are comprised primarily of $517 million in depreciation and amortization, $313 million in amortization of acquisition-related intangible assets, $214 million in stock-based compensation expense; and

•	Payments of $345 million associated with severance and facilities restructuring liabilities.

The reasons for certain changes in our working capital are discussed further in the cash conversion cycle section below.

During fiscal 2007, our cash used in investing activities of $1,077 million was primarily attributable to $1,028 million in purchases of marketable debt securities, net of proceeds from sales and maturities, offset by $37 million of purchases of property, plant and equipment, net of proceeds from the sales of property, plant and equipment, and $23 million in cash used for acquisitions, net of cash acquired. Cash provided by financing activities of $170 million was primarily attributable to $692 million of proceeds from borrowings and other obligations, partially offset by principal payments on borrowings of $483 million and $83 million associated with the purchase of a hedge on our Convertible Notes. Specifically, we made a payment of $500 million to settle the current portion of our Senior Notes and have received cash proceeds of approximately $213 million from the sales-leaseback of our Newark, California facility, $208 million associated with the sale-leaseback of our Burlington, Massachusetts facility and sold Convertible Notes for $700 million.

During fiscal 2006, our operating activities generated cash flows of $567 million, which is $288 million higher than the cash flows provided by operating activities during fiscal 2005. The following items significantly impacted our cash provided by operating activities during fiscal 2006:

•

Net loss of $864 million included $60 million in purchased IPRD and $1,256 million in non-cash charges, which are comprised primarily of $575 million in depreciation and amortization, $330 million in amortization of acquisition-related intangible assets, $225 million in stock-based compensation expense and $155 million in impairment of long-lived assets; and

•	Payments of $236 million associated with severance and facilities restructuring liabilities.

During fiscal 2006, our cash provided by investing activities of $652 million was primarily attributable to $4,183 million in proceeds from sales and maturities of marketable debt securities, net of purchases, offset by $3,162 million in cash used for acquisitions, net of cash acquired. Cash provided by financing activities of $299 million was primarily attributable to $249 million of proceeds from the issuance of common stock and $50 million of proceeds from a capital lease financing arrangement.

We have generated positive cash flow from operations for the last 18 fiscal years, and anticipate being able to continue to generate positive cash flow from operations unless competition intensifies and we are unable to increase our revenues and gross margins faster than we are able to reduce our costs of operations. Based on our current plan of record, we expect to generate positive cash flow from operations for the fiscal year ending June 30, 2008, although there can be no assurance of this.

For the quarter ended June 30,

(dollars in millions)

	2007	Change	2006	Change	2005
Days sales outstanding (DSO)(1)	70	6	64	(4)	68
Days of supply in inventory (DOS)(2)	23	1	22	—	22
Days payable outstanding (DPO)(3)	(64)	(5)	(59)	1	(60)

Cash conversion cycle	29	2	27	3	30

Inventory turns-products only	9.0	(0.9)	9.9	0.6	9.3

(1)	DSO measures the number of days it takes, based on a 90-day average, to turn our receivables into cash.
(2)	DOS measures the number of days it takes, based on a 90-day average, to sell our inventory.
(3)	DPO measures the number of days it takes, based on a 90-day average, to pay the balances of our accounts payable.

The cash conversion cycle is the duration between the purchase of inventories and services and the collection of the cash for the sale of our products and services and is a quarterly metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of DSO added to DOS, reduced by DPO. DSO was worse by six days primarily due to the timing of billings associated with service contract renewals. DOS was worse by one day as compared to June 30, 2006, due to a small increase in inventory designed to ensure product availability and rapid delivery to customers. Our products inventory turn rate decreased by 0.9 points from June 30, 2006. Inventory turns is annualized and represents the number of times product inventory is replenished during the year. DPO improved by five days, primarily due to cost savings in areas that reduced our cost of sales but had a lesser impact on the accounts payable balance.

We ended fiscal 2006 with a cash conversion cycle of 27 days, a decrease of three days from June 30, 2005. DSO improved four days due to improved billings and collections throughout fiscal 2006. DOS remained flat compared to June 30, 2005. Our products inventory turn rate increased 0.6 points from June 30, 2005. DPO was worse by one day, primarily due to the impact of the StorageTek acquisition.

Stock Repurchases

In May 2007, our Board of Directors authorized management to repurchase up to $3 billion of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions, repayment of debt, and our share price. During the fiscal year ended June 30, 2007 we repurchased approximately 38.8 million shares or $200 million of common stock under this repurchase authorization. During fiscal years 2006 and 2005, we did not repurchase common stock under our prior repurchase authorization announced in February 2001, which was canceled at the inception of the new plan. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. As of June 30, 2007, approximately $2.8 billion of the $3 billion authorized remains available for stock repurchases.

Contractual Obligations and Contingencies

The following table summarizes our contractual obligations at June 30, 2007 (in millions):

Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 4-5 Years	Payments Due After 5 Years
Senior Notes	$550	$—	$550	$—	$—
Convertible Notes	700	—	—	350	350
Non-cancelable operating leases	1,172	190	360	262	360
Purchasing and manufacturing commitments	505	505
Outsourced services commitments	60	47	13
Asset retirement obligations	36	12	4	6	11
Total contractual obligations	$3,023	$754	$927	618	$721

Borrowings

The Senior Notes consist of $550 million (due on August 15, 2009 and bearing interest at 7.65%). Interest on the Senior Notes is payable semi-annually. We may redeem any tranche of the Senior Notes at any time at a price equal to 100% of the principal plus accrued and unpaid interest in addition to an amount determined by a quotation agent, representing the present value of the remaining scheduled payments. We have hedged against the risk of changes in fair value associated with our fixed rate Senior Notes by entering into fixed-to-variable interest rate swap agreements, designated as fair value hedges, of which four are outstanding, with a total notional amount of $550 million as of June 30, 2007. Due to these interest rate swap agreements, the interest associated with the Senior Notes effectively becomes variable. The Senior Notes are subject to compliance with certain covenants that do not contain financial ratios. We are currently in compliance with these covenants. If we failed to be in compliance with these covenants, the trustee of the Senior Notes or holders of not less than 25% in principal amount of the Senior Notes would have the ability to demand immediate payment of all amounts outstanding.

Our Board of Directors has authorized our management to repurchase Senior Note debt from time to time in partial or full tranches based on available cash and market conditions. As of June 30, 2007, we have not repurchased any debt.

In January 2007, we entered into a $700 million private placement transaction with KKR PEI Solar Holdings, I, Ltd., KKR Solar PEI Holdings, II, Ltd. and Citibank, N.A. in the form of $350 million of convertible senior notes due in 2012, and $350 million of convertible senior notes due in 2014 (collectively, the Convertible Notes). The Convertible Notes will pay interest semi-annually at a rate of 0.625% and 0.75% per annum, respectively. The Convertible Notes will be convertible, at the holder’s option during specified periods, into approximately 97 million shares of our common stock at a conversion price at $7.21 per share, a premium of 25% from the January 22, 2007 closing stock price for our common stock. Upon conversion, we will deliver cash up to the principal amount, and at our option, cash or stock equal to the remaining conversion value. For additional detail refer to Note 9 of our Consolidated Financial Statements.

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

The note hedge transactions include an option for us to purchase 48.5 million shares expiring on February 1, 2012, and an option to purchase 48.5 million shares expiring on February 1, 2014. The options may be settled in net shares or cash, at our option. The cost of the note hedge transactions to us was approximately $103 million for the five-year call option and $125 million for the seven-year call option, and has been accounted for as an equity transaction in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF No. 00-19). The warrants were issued in two tranches, one to purchase 48.5 million shares expiring in May 2012 with a strike price of $9.23, and one to purchase 48.5 million shares expiring in May 2014 with a strike price of $10.10. The warrants may be settled on a net exercise basis, either in shares of stock or cash, at Sun’s option. We received approximately $145 million in cash proceeds from the sale of these warrants. The value of the warrants has been classified as equity because they meet all of the equity classification criteria within EITF No. 00-19. For additional detail refer to Note 9 of our Consolidated Financial Statements.

Other Commitments

We utilize several contract manufacturers to manufacture sub-assemblies for our products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by us. We also obtain individual components for our products from a variety of individual suppliers. We acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments are based on our forecasted component and manufacturing requirements and typically provide for fulfillment within agreed-upon lead-times and/or commercially standard lead-times for the particular part or product. We estimate that our contractual obligations at June 30, 2007 were no more than $505 million and are primarily due in less than one year from June 30, 2007. This amount does not include contractual obligations recorded on the balance sheet as current liabilities. Additionally, we have committed to purchase certain outsourced services where we would incur a penalty if the agreement was canceled prior to a contractual minimum term. We estimate that our contractual obligations associated with outsourced services at June 30, 2007 were no more than $60 million. Our asset retirement obligations arise from leased facilities where we have contractual commitments to remove leasehold improvements and return the property to a specified condition when the lease terminates.

We maintain a program of insurance with third-party insurers for certain property, casualty and other risks. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insurance basis. We retain risk with regard to (i) certain loss events, such as California earthquakes and the indemnification or defense payments we, as a company, may make to or on behalf of our directors and officers as a result of obligations under applicable agreements, our by-laws and applicable law, (ii) potential liabilities under a number of health and welfare insurance plans that we sponsor for our employees, and (iii) other potential liabilities that are not insured. The types and amounts of insurance obtained vary from time to time and from location to location, depending on availability, cost, and our decisions with respect to risk retention. Our worldwide risk and insurance programs are regularly evaluated to seek to obtain the most favorable terms and conditions. We reserve for loss accruals, which are primarily calculated using actuarial methods. These loss accruals include amounts for actual claims, claim growth and claims incurred but not yet reported. Actual experience, including claim frequency and severity as well as inflation, could result in different liabilities than the amounts currently recorded.

During the normal course of our business, we issue guarantees and letters of credit to numerous third-parties and for various purposes such as lease obligations, performance guarantees and state and local governmental agency requirements. At June 30, 2007, we had approximately $24 million of outstanding financial letters of credit.

In the normal course of business, we may enter into contractual arrangements under which we may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on our behalf or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have not been material.

In addition, we have uncommitted lines of credit aggregating approximately $386 million. No amounts were drawn from these lines of credit as of June 30, 2007. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

In fiscal 2005, the General Services Administration (GSA) began auditing our records under the agreements it had with us, to verify our compliance with various contract provisions. The audited period is from October 1997 through February 2005, but GSA has asked for documents pre-dating October 1997. We have cooperated with the audit. On September 8, 2006, we executed new schedules with GSA that will expire in August 2009. In December 2005, we and our subsidiary, SeeBeyond Technology Corporation, were served with separate subpoenas from the Department of Energy (DOE) and the General Services Administration (GSA) seeking information regarding rebates and other payments made to systems integrators and other government resellers. In December 2006, we were informed that federal False Claims Act “qui tam” actions associated with the above-described subpoenas had been filed against us and other defendants in the United States District Court for the District of Arkansas. The complaints remained under seal at the government’s request, until on or around the third quarter of our fiscal year 2007, when we were informed that the government had filed an amended complaint in one action that includes claims under the federal False Claims and Anti-Kickback Acts, as well as breach of contract and other claims. The subject matter of the complaint encompasses both the subject matter of the subpoenas and GSA audit issues described above. We continue to provide information regarding the subjects raised in the complaint to the Department of Justice, GSA’s Office of General Counsel and that agency’s suspension and debarment official. Possible sanctions include an award of damages, including treble damages, fines, penalties and other sanctions up to and including suspension or debarment from sales to the federal government. Although we are are interested in pursuing an amicable resolution, we intend to present a vigorous factual and legal defense throughout the course of these proceedings.

We have made an assessment of the probable loss resulting from these matters and such amounts are reflected in our fiscal 2007, 2006 and 2005 consolidated financial statements. It is difficult to predict the outcome of this matter with certainty, and the actual amount of loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements.

In fiscal 2006 as part of a service-based sales arrangement involving a governmental institution in Mexico, we were required to deposit approximately $41 million with a surety company as collateral guaranteeing our performance under the arrangement. This cash is classified as other non-current assets, net, in our Consolidated Balance Sheet at June 30, 2007 and 2006.

Off-Balance-Sheet Arrangements

As of June 30, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents in subsidiaries for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. At June 30, 2007, our cash and cash equivalents balance increased to $3.6 billion. Our remaining investments of $2.3 billion were held in marketable debt securities. Our cash and marketable debt securities position at June 30, 2007, was approximately $5.9 billion.

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

Distributors selling our high-end products generally purchase our products at the time an end-user is identified. Distributors selling our higher-volume products may carry our products as inventory. We recognize revenue when we sell to our distributors only if all applicable revenue recognition criteria are met. These criteria include the price to the buyer being substantially fixed or determinable at the date of sale and the amount of future returns to be reasonably estimated. The revenue we recognize associated with channel sales transactions may require us to make estimates in several areas including: (1) the likelihood of returns; (2) the amount of credits we will give for subsequent changes in our price list (i.e., price protection); (3) the amount of credits we will give for additional discounts in certain competitive transactions (i.e., margin protection); (4) the amount of stock rotation; and (5) the creditworthiness of the distributors. When applicable, we reduce revenue in these areas using assumptions that are based on our historical experience. Changes in these assumptions could require us to make significant revisions to our estimates that could materially impact the amount of net revenue recognized.

Business Combinations

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, we are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as in-process research and development (IPRD) based on their estimated fair values. We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

Critical estimates in valuing certain of the intangible assets include but are not limited to: relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by the company and our competitors, individual product sales cycles, the estimated lives of each of the products’ underlying technology, future expected cash flows from customer contracts, customer lists, distribution agreements, and acquired developed technologies and patents; expected costs to develop the IPRD into commercially viable products and estimating cash flows from the projects when completed; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

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

Goodwill

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques in the high-technology industry. Goodwill is measured as the excess of the cost of the acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We review goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In testing for a potential impairment of goodwill, we: (1) allocate goodwill to the various Sun businesses to which the acquired goodwill relates; (2) estimate the fair value of those Sun businesses to which goodwill relates based on future expected discounted cash flows (income approach); and (3) determine the carrying value (book value) of those businesses, as some of the assets and liabilities related to those businesses, such as property and equipment and accounts receivable, are not held by those businesses but by functional departments (for example, our Global Sales Organization and Worldwide Operations organization). Prior to this allocation of the assets to the reporting units, we are required to assess long-lived assets for impairment in accordance with SFAS 144, “Impairment of Long-Lived Assets” (SFAS 144). Furthermore, if the estimated fair value is less than the carrying value for a particular business, then we are required to estimate the fair value of all identifiable assets and liabilities of the business, in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as IPRD technology. Only after this process is completed is the amount of any goodwill impairment determined.

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

At June 30, 2007, our goodwill had a carrying value of $2.5 billion. We performed our annual goodwill impairment analyses in the fourth quarter of each of fiscal 2007, 2006 and 2005. Based on our estimates of forecasted discounted cash flows as well as our market capitalization, at each of these dates, we concluded that goodwill impairment charges were not necessary in fiscal 2007, 2006 and 2005.

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

At June 30, 2007, we had Other Intangible Assets with a carrying value of approximately $653 million. These Other Intangible Assets consist of $633 million in acquisition-related intangible assets and $20 million in intangible assets primarily associated with patent licenses acquired through our settlement with Kodak. To evaluate potential impairment, SFAS 144 requires us to assess whether the future cash flows related to these assets will be greater than their carrying value at the time of the test. Accordingly, while our cash flow assumptions are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to our Other Intangible Assets over their respective estimated useful lives. For example, if we reduced the projected cash flows by 20%, up to $19 million of our Other Intangible Assets could be considered to be impaired and we could be required to recognize an impairment based on the difference between the fair value of these Other Intangible Assets and their carrying value. Although no impairment charges on other acquisition-related intangible asset were recorded in fiscal 2007 or 2005, in fiscal 2006, as a consequence of product-line rationalization decisions taken as part of our restructuring action and the perceived loss of certain expected future benefits of developed technology assets acquired we concluded that an impairment charge of $70 million was necessary to reduce certain acquisition-related intangible asset balances to their estimated fair value.

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

Income Taxes

Estimates and judgments are required in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from net operating losses, tax carryforwards and temporary differences between the tax and financial statement recognition of revenue and expense. We are also required to reduce deferred tax assets by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and additional taxes, interest and penalties will be due. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Consolidated Financial Statements for a description of certain other recent accounting pronouncements including the expected dates of adoption and effects on our results of operations and financial condition.

NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Our Audit Committee has pre-approved all non-audit services including tax compliance services.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at June 30, 2007. Actual results may differ materially.

Interest Rate Sensitivity

Our debt investment portfolio consists primarily of fixed income instruments with an average duration of 0.25 years as of June 30, 2007, as compared to 0.21 years as of June 30, 2006 and 0.68 years as of June 30, 2005. The decrease in the average duration of our portfolio at June 30, 2006, as compared to June 30, 2005, was due to the liquidation of securities in order to repatriate $2 billion of foreign earnings and a strategic repositioning of our portfolio. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, for example, a hypothetical 150 BPS increase in interest rates would result in an approximate $20 million decrease in the fair value of our investments in debt securities as of June 30, 2007, as compared with a $12 million decrease as of June 30, 2006.

We also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest payable on the Senior Notes effectively becomes variable and thus matches the shorter-term rates received from our cash and marketable securities. Accordingly, interest rate fluctuations impact the fair value of our Senior Notes outstanding, which will be offset by corresponding changes in the fair value of the swap agreements. However, by entering into these swap agreements, we have a cash flow exposure related to the risk that interest rates may increase. For example, at June 30, 2007, a hypothetical 150 BPS increase in interest rates would result in an approximate $8 million increase in interest expense over a one-year period.

Foreign Currency Exchange Risk

Our revenue, expense, and capital purchasing activities are primarily transacted in U.S. dollars. However, since a portion of our operations consist of manufacturing and sales activities outside the U.S., we enter into transactions in other currencies. We are primarily exposed to changes in exchange rates for the Euro, Japanese yen, and British pound.

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

Based on our foreign currency exchange instruments outstanding at June 30, 2007, we estimate a maximum potential one-day loss in fair value of approximately $3 million, as compared with $3 million as of June 30, 2006, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables, and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Equity Security Price Risk

We are exposed to price fluctuations on the marketable portion of equity securities included in our portfolio of equity investments. These investments are generally in companies in the high-technology industry sector, many of which are small capitalization stocks. We typically do not attempt to reduce or eliminate the market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $5 million decrease in the fair value of our available-for-sale equity investments as of June 30, 2007, as compared with $7 million as of June 30, 2006. At June 30, 2007 and 2006, two equity securities represented substantially all of the $27 million and $37 million total fair value of the marketable equity securities, respectively. Refer to Note 2 to the Consolidated Financial Statements for additional discussion on our marketable equity securities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Schedules not listed above have been omitted since they are not applicable or are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

SUN MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Fiscal Years Ended June 30,
	2007	2006	2005
Net revenues:
Products	$8,771	$8,371	$7,126
Services	5,102	4,697	3,944

Total net revenues	13,873	13,068	11,070
Cost of sales:
Cost of sales-products, including stock-based compensation expense of $13 in 2007 and $10 in 2006	4,811	4,827	4,174
Cost of sales-services, including stock-based compensation expense of $31 in 2007 and $29 in 2006	2,797	2,612	2,307

Total cost of sales	7,608	7,439	6,481

Gross margin	6,265	5,629	4,589
Operating expenses:
Research and development, including stock-based compensation expense of $64 in 2007 and $74 in 2006	2,008	2,046	1,785
Selling, general and administrative, including stock-based compensation expense of $106 in 2007 and $112 in 2006	3,851	4,039	2,919
Restructuring charges and related impairment of long-lived assets	97	284	262
Impairment of goodwill and other intangible assets	—	70	—
Purchased in-process research and development	—	60	—

Total operating expenses	5,956	6,499	4,966

Operating income (loss)	309	(870)	(377)
Gain on equity investments, net	6	27	6
Interest and other income, net	214	114	133
Settlement income	54	54	54

Income (loss) before income taxes	583	(675)	(184)
Provision for (benefit from) income taxes	110	189	(77)

Net income (loss)	$473	$(864)	$(107)

Net income (loss) per common share-basic	$0.13	$(0.25)	$(0.03)

Net income (loss) per common share-diluted	$0.13	$(0.25)	$(0.03)

Shares used in the calculation of net income (loss) per common share-basic	3,531	3,437	3,368

Shares used in the calculation of net income (loss) per common share-diluted	3,606	3,437	3,368

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par values)

	June 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$3,620	$3,569
Short-term marketable debt securities	962	496
Accounts receivable, net of bad debt reserves of $81 in 2007 and $81 in 2006	2,964	2,702
Inventories	524	540
Deferred and prepaid tax assets	200	209
Prepaid expenses and other current assets, net	1,058	944

Total current assets	9,328	8,460
Property, plant and equipment, net	1,504	1,570
Assets held for sale	29	242
Long-term marketable debt securities	1,360	783
Goodwill	2,514	2,610
Other acquisition-related intangible assets, net	633	929
Other non-current assets, net	470	488

	$15,838	$15,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$1	$503
Accounts payable	1,428	1,446
Accrued payroll-related liabilities	842	777
Accrued liabilities and other	887	1,190
Deferred revenues	2,073	1,988
Warranty reserve	220	261

Total current liabilities	5,451	6,165
Long-term debt	1,264	575
Long-term deferred revenue	659	506
Other non-current obligations	1,285	1,492
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in-capital, $0.00067 par value, 7,200 shares authorized; issued and outstanding: 3,602 shares in 2007 and 3,602 shares in 2006	6,987	6,803
Treasury stock, at cost: 68 shares in 2007 and 99 shares in 2006	(311)	(382)
Retained earnings (accumulated deficit)	189	(257)
Accumulated other comprehensive income	314	180

Total stockholders’ equity	7,179	6,344

	$15,838	$15,082

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal Years Ended June 30,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$473	$(864)	$(107)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	517	575	671
Amortization of other acquisition-related intangible assets	313	330	75
Stock-based compensation expense	214	225	19
Purchased in-process research and development	—	60	—
Loss (gain) on investments and other, net	(42)	(10)	9
Impairment of long-lived assets	16	155	—
Tax provisions for employee stock plans	29	—	25
Deferred taxes	74	(19)	(315)
Changes in operating assets and liabilities:
Accounts receivable, net	(241)	(163)	111
Inventories	(6)	44	32
Prepaid and other assets, net	(191)	172	(109)
Accounts payable	(8)	130	105
Other liabilities	(190)	(68)	(237)

Net cash provided by operating activities	958	567	279

Cash flows from investing activities:
Increase in restricted cash	(5)	(69)	—
Purchases of marketable debt securities	(3,088)	(1,831)	(7,154)
Proceeds from sales of marketable debt securities	1,335	5,434	6,181
Proceeds from maturities of marketable debt securities	725	580	941
Proceeds from sales of equity investments, net of purchases	16	15	49
Purchases of property, plant and equipment, net	(488)	(315)	(257)
Proceeds from sales of property, plant and equipment	451	—	—
Payments for acquisitions, net of cash acquired	(23)	(3,162)	(95)

Net cash provided by (used in) investing activities	(1,077)	652	(335)

Cash flows from financing activities:
Purchase of common stock call options	(228)	—	—
Sale of common stock warrants	145	—	—
Purchase of common stock under 2007 Stock Repurchase Plan	(200)	—	—
Proceeds from issuance of common stock, net	244	249	218
Proceeds from issuance of Convertible Notes, net	692	—	—
Proceeds from (principal payments on) borrowings and other obligations	(483)	50	(252)

Net cash provided by (used in) financing activities	170	299	(34)

Net increase (decrease) in cash and cash equivalents	51	1,518	(90)
Cash and cash equivalents, beginning of year	3,569	2,051	2,141

Cash and cash equivalents, end of year	$3,620	$3,569	$2,051

Supplemental disclosures of cash flow information:
Interest paid (net of interest received from swap agreements of $13, $34 and $62 in fiscal 2007, 2006 and 2005, respectively)	$48	$46	$27
Income taxes paid (net of refunds of $76, $196 and $34 in fiscal 2007, 2006 and 2005, respectively)	$182	$74	$371
Supplemental schedule of non-cash investing activities:
Stock and options issued in connection with acquisitions	—	$88	$1
Net issuance of restricted stock awards (restricted stock and restricted stock units)	$194	$183	—

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock and Additional Paid-in-Capital		Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of June 30, 2004	3,602	$6,560	(266)	$(2,776)	$2,526	$173	$6,483
Net loss	—	—	—	—	(107)	—	(107)
Change in unrealized gain on investments, net of taxes	—	—	—	—	—	28	28
Change in unrealized gain on derivative instruments and other, net of taxes	—	—	—	—	—	8	8
Translation adjustments	—	—	—	—	—	(1)	(1)

Total comprehensive loss	—	—	—	—	—	—	(72)
Issuance of stock, net of repurchases	—	(115)	72	1,365	(1,032)	—	218
Tax benefit from employee stock transactions and other	—	25	—	—	—	—	25
Issuance of common stock and assumption of stock options in connection with acquisitions	—	1	—	—	—	—	1
Amortization of unearned equity compensation	—	19	—	—	—	—	19

Balances as of June 30, 2005	3,602	6,490	(194)	(1,411)	1,387	208	6,674
Net loss	—	—	—	—	(864)	—	(864)
Change in unrealized gain on investments, net of taxes	—	—	—	—	—	(2)	(2)
Change in unrealized gain on derivative instruments and other, net of taxes	—	—	—	—	—	(22)	(22)
Translation adjustments	—	—	—	—	—	(4)	(4)

Total comprehensive loss	—	—	—	—	—	—	(892)
Issuance of stock, net of repurchases	—	—	95	1,029	(780)	—	249
Issuance of common stock and assumption of stock options in connection with acquisitions	—	88	—	—	—	—	88
Stock based compensation	—	225	—	—	—	—	225

Balances as of June 30, 2006	3,602	6,803	(99)	(382)	(257)	180	6,344
Net income	—	—	—	—	473	—	473
Change in unrealized gain on investments, net of taxes	—	—	—	—	—	2	2
Change in unrealized gain on derivative instruments and other, net of taxes	—	—	—	—	—	(11)	(11)
Translation adjustments	—	—	—	—	—	143	143

Total comprehensive income	—	—	—	—	—	—	607
Issuance of stock, net of repurchases	—	—	30	71	(27)	—	44
Purchase of Convertible Notes call options	—	(228)	—	—	—	—	(228)
Issuance of Convertible Notes warrants	—	145	—	—	—	—	145
Stock based compensation	—	214	—	—	—	—	214
Tax benefit from employee stock transactions and other	—	53	—	—	—	—	53

Balances as of June 30, 2007	3,602	$6,987	(69)	$(311)	$189	$314	$7,179

See accompanying notes.

SUN MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business

We provide network computing infrastructure product and service solutions. A consistent vision, “The Network is the Computer”, has been the driving force behind our technology innovation for over 25 years. Our core brands include the Java technology platform, the Solaris operating system, Sun StorageTek storage solutions and the UltraSPARC processor. By investing in research and development, we create products and services that address the complex information technology issues that customers face today, including increasing demands for network access, bandwidth and storage. This demand is driven by our ability to expand our network’s reach by sharing our technologies with the user community, which in turn presents a greater opportunity for us to provide the infrastructure that runs the network.

2.     Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements include the accounts of Sun and its subsidiaries. Intercompany accounts and transactions have been eliminated. We completed the acquisitions of StorageTek and SeeBeyond Technology Corporation (SeeBeyond) on August 31, 2005 and August 25, 2005, respectively. See Note 4 for further details. Certain amounts from prior years have been reclassified to conform to current year presentation. Spare parts have been reclassified from Other non-current assets, net to Prepaid expenses and other current assets, net. In addition, cash flows associated with the spare parts are now included in net cash provided by operating activities.

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in the consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectation about actions we may undertake in the future. Actual results could differ materially from those estimates.

Cash Equivalents

Cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and remaining maturities of three months or less at the date of purchase. We classify cash with restrictions as other current or non-current assets, depending on the nature of the underlying restriction unless the restriction is short-term in nature and is for a period of less than three months. At June 30, 2007 and 2006, Other non-current assets, net included $124 million and $125 million of long-term deposits and restricted cash, respectively. At June 30, 2007 and 2006, cash and cash equivalents included $5 million and $21 million, respectively, of restricted cash with restriction periods of less than three months.

Investments

We invest in marketable debt securities, marketable equity securities and other investments.

Marketable Debt Securities

Investments in marketable debt securities consist primarily of corporate notes and bonds, asset and mortgage backed securities and U.S. government notes and bonds with remaining maturities beyond three months at the date of purchase. Short-term investments are marketable debt securities with maturities of one year or less from the balance sheet date (except cash equivalents), while long-term investments represent all other marketable debt securities. All marketable debt securities are held in Sun’s name and deposited with one major financial institution. Our policy is to protect the value of our investment portfolio and minimize principal risk by earning returns based on current interest rates. We only invest in marketable debt securities with a minimum rating of BBB- or above from a nationally recognized credit rating agency. At June 30, 2007 and 2006, all of our marketable debt securities were classified as available-for-sale and were carried at fair market value. The unrealized gains (losses) on available-for-sale securities, net of taxes, are recorded in “Accumulated Other Comprehensive Income” in the Consolidated Statements of Stockholders’ Equity. See Note 7 for further detail.

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

Marketable Equity Securities

Investments in marketable equity securities consist of equity holdings in public companies. Marketable equity securities are initially recorded at cost upon acquisition and are classified as available-for-sale when there are no restrictions on our ability to liquidate such securities within 12 months. Investments in marketable equity securities were $27 million and $37 million at June 30, 2007 and 2006, respectively. At June 30, 2007, all marketable equity investments were classified as available-for-sale and are included in “Other non-current assets, net” in the Consolidated Balance Sheets. Changes in the fair value of these securities are recognized in “Accumulated Other Comprehensive Income,” in the Consolidated Statements of Stockholders’ Equity. Net unrealized gains on marketable equity investments were $13 million, $20 million and $23 million at June 30, 2007, 2006 and 2005, respectively. Marketable equity securities at June 30, 2007 and 2006 were (in millions):

	Adjusted Cost	Gross Unrealized Gains	Fair Value
Fiscal 2007 Marketable equity securities	$14	$13	$27

Fiscal 2006 Marketable equity securities	$17	$20	$37

Realized gains on sales of marketable equity securities were $0 million, $11 million and $5 million in fiscal 2007, 2006 and 2005, respectively, and are recognized in “Gain on equity investments, net” in the Consolidated Statements of Operations. In addition, we review all marketable equity securities for other than temporary declines in fair value. In doing so, we evaluate the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the portfolio company, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. We consider circumstances where, as of the end of any quarter, the carrying value of a marketable equity security has been greater than its market value for the last six consecutive months, to be de-facto evidence of other-than-temporary impairment. We perform our evaluation of other-than-temporary impairment on a quarterly basis. Based on our evaluation, if a security is considered to be other-than-temporarily impaired, an impairment charge is recognized in “Gain on equity investments, net” in the Consolidated Statements of Operations. There was no impairment charge recorded in fiscal 2007 and 2006. There was an immaterial impairment charge recorded in fiscal 2005.

Other Investments

Other investments include equity investments in privately-held companies that develop products, markets and services that are strategic to us, investments in venture capital funds and other joint ventures, securities lent under our securities lending program and the cash surrender value of life insurance policies.

Our equity investments are generally made in connection with a round of financing with other third-party investors. As our investments in privately-held companies do not permit us to exert significant influence or control over the entity in which we are investing, the recorded amounts generally represent our cost of the investment less any adjustments we make when we determine that an investment’s carrying value is other-than-temporarily impaired. These investments totaled $15 million and $21 million at June 30, 2007 and 2006, respectively, and were included in “Other non-current assets, net” in the Consolidated Balance Sheets.

The process of assessing whether a particular equity investment’s fair value is less than its carrying cost requires a significant amount of judgment due to the lack of a mature and stable public market for these securities. In making this judgment among other factors, we consider the investee’s most recent financial results, cash position, recent cash flow data, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management or ownership changes, and competition. This process is based primarily on information that we request and receive from these privately-held companies, and is performed on a quarterly basis. Although we evaluate all of our privately-held equity investments for impairment based on the criteria established above, each investment’s fair value is only estimated when events or changes in circumstances have occurred that may have a significant effect on its fair value (because the fair value of each investment is not readily determinable). Where these factors indicate that the equity investment’s fair value is less than its carrying cost, and where we consider such reduction in value to be other than temporary, we record an impairment charge to reduce such equity investment to its estimated net realizable value. We recognized gains on sales, net of impairment charges, related to our investments in privately-held companies of $3 million, $10 million and $0 million for fiscal 2007, 2006 and 2005, respectively, which was reflected in “Gain on equity investments, net”.

Investments in venture capital funds and other joint ventures totaled $19 million at both June 30, 2007 and 2006, and were accounted for using the equity method of accounting and included in Other non-current assets, net in the Consolidated Balances Sheets. We recorded income of $3 million, $6 million and $2 million for fiscal 2007, 2006 and 2005, respectively, related to these investments which was reflected in “Gain on equity investments, net”.

From time to time, we enter into securities lending agreements with financial institutions to improve investment income. Selected securities are loaned and are secured by collateral equal to at least 102% of the fair market value of the securities. Collateral is in the form of cash or securities issued or guaranteed by the U.S. government, and our securities lending agent has provided us with counterparty indemnification in the event of borrower default. Loaned securities continue to be classified as other non-current assets, net in the Consolidated Balance Sheets. Cash collateral is recorded as an asset with a corresponding liability. For lending agreements collateralized by securities, no accompanying asset or liability is recorded as we are not permitted to sell or repledge the associated collateral. The maximum amount loaned under our securities lending program in fiscal 2007 was $221 million. As of June 30, 2007, there were no outstanding securities lending transactions.

Bad Debt Reserves

We evaluate the collectibility of our accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we record allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. For the years ended June 30, 2007, 2006 and 2005, our bad debt reserve activity was as follows:

	Fiscal Years June 30,
	2007	2006	2005
Beginning bad debt reserve balance	$81	$86	$91
Bad debt expense	12	3	10
Amounts written-off	(12)	(8)	(15)

Ending bad debt reserve balance	81	81	86

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

Long-lived Assets

Property, Plant and Equipment, net

Property, plant and equipment, net is stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets. The estimated useful lives for machinery and equipment range from one to ten years, buildings and building improvements range from five to thirty-five years and furniture and fixtures range from five to ten years. Leasehold improvements are depreciated over the life of the lease or the assets, whichever is shorter. Land is not depreciated.

Intangible Assets Other than Goodwill

Long-lived assets, such as property, plant and equipment and purchased identifiable intangible assets with finite lives, are evaluated for impairment semi-annually in accordance with our policy, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). We assess the recoverability of long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of an impairment, if any, is calculated based on the excess of the carrying amount over the fair value of those assets.

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

In testing for a potential impairment of goodwill, SFAS 142 requires us to: (1) allocate goodwill to the various Sun businesses to which the acquired goodwill relates; (2) estimate the fair value of those Sun businesses to which goodwill relates; and (3) determine the carrying value (book value) of those businesses, as some of the assets and liabilities related to those businesses, such as accounts receivable and property, plant and equipment, are not held by those businesses but by functional departments (for example, our Global Sales Organization and Worldwide Operations organizations). Prior to this allocation of the assets to the reporting units, we are required to assess long-lived assets for impairment in accordance with SFAS 144. Furthermore, if the estimated fair value is less than the carrying value for a particular business, then we are required to estimate the fair value of all identifiable assets and liabilities of the business in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Only after this process is completed can the goodwill impairment be determined, if any.

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

Capitalized Software

Costs related to internally-developed software and software purchased for internal use, which are required to be capitalized pursuant to Statement of Position (SOP) No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” are included in Property, plant and equipment, net, under machinery and equipment. As of June 30, 2007 and 2006, we had a balance of $237 million and $173 million, respectively, of capitalized software. At June 30, 2007, we had approximately $152 million of capitalized software that was not yet in use and, as such, was not yet being amortized. At June 30, 2006, we had approximately $48 million of capitalized software that was not in use and, as such, was not yet being amortized.

Concentration of Credit Risk

Cash deposits in foreign countries of approximately $593 million are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions and we have not sustained any credit losses from instruments held at these financial institutions.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of trade receivables, marketable securities, foreign exchange contracts and interest rate instruments. The counterparties to the agreements relating to our investments, foreign exchange contracts and interest rate instruments consist of various major corporations and financial institutions with high credit standing and accordingly we do not believe there is significant risk related to non-performance by these counterparties due to credit risk. With regard to our investment portfolio, we generally limit our exposure to any investment of no more than 5% of our total portfolio excluding U.S. government and agency securities. Our trade receivables are derived primarily from sales of our products and services to end-user customers in diversified industries, as well as various resellers. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary, but generally require no collateral.

Revenue Recognition

We enter into revenue arrangements to sell products (hardware and software) and services in which we are obligated to deliver to our customers multiple products and/or services (multiple deliverables). Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables (items) can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met:

•	The delivered item(s) has value to the customer on a standalone basis;

•	There is objective and reliable evidence of the fair value of the undelivered item(s); and

•	If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

Items that do not meet these criteria are combined into a single unit of accounting. If there is objective and reliable evidence of fair value for all units of accounting, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values. In cases where there is objective and reliable evidence of the fair value of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), the residual method is used to allocate the arrangement consideration. For units of accounting which include more than one deliverable, we generally defer all revenue for the unit of accounting until the period over which the last undelivered item is delivered. The revenue policies described below are then applied to each unit of accounting.

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

Products Revenue

Products revenue for sales to end-user customers, resellers and distributors (Channel Partners) is recognized upon the passage of title only if all other applicable revenue recognition criteria are met. These criteria include the price to the buyer being substantially fixed or determinable at the date of sale and the amount of future returns to be reasonably estimated. Our program offerings to certain of our Channel Partners provide for the limited right to return our product for stock rotation. When applicable, we reduce revenue for rights to return our product based upon our historical experience. End-user customers generally do not have return rights. In accordance with contractual provisions, we offer price protection to certain of our Channel Partners and margin protection on certain transactions. When applicable under these contractual provisions, we reduce revenue based upon announced price adjustments and historical experience. In accordance with contractual provisions we may offer co-operative marketing funds based on a fixed dollar percentage of product sales to certain of our Channel Partners. We record such amounts as a reduction to revenue or, if we have evidence of fair value of the advertising benefit received, as marketing expense.

In addition, we sell products to leasing companies that, in turn, lease these products to end-users. In transactions where the leasing companies have no recourse to Sun in the event of default by the end-user, we recognize revenue at point of shipment or point of delivery, depending on the shipping terms and if all the other revenue recognition criteria have been met. In arrangements where the leasing companies have full recourse to Sun in the event of default by the end-user (defined as recourse leasing), we recognize both the product revenue and the related cost of the product as the payments are made to the leasing company by the end-user, generally ratably over the lease term. We had deferred revenue and related deferred costs of $20 million and $11 million at June 30, 2007, and $22 million and $12 million, at June 30, 2006, respectively, related to recourse leases which will be recognized in future periods.

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

Services Revenue

Maintenance contract revenue is generally recognized ratably over the contractual period. Educational Services revenue is recognized as the services are rendered. Time and material, and fixed price Professional Services contract revenue is recognized as the Professional Services are rendered, or upon completion of the services contract. If we can reliably evaluate progress to completion (based on total projected hours to be incurred as compared with hours already incurred), we recognize the revenue as the services are rendered and recognize the related costs as they are incurred. In instances where we cannot reliably estimate the total projected hours, we recognize revenue and the associated costs upon completion of the services contract. For fixed price Professional Services contracts when the current estimates of total contract revenue and contract cost indicate a loss, the estimated loss is recognized in the period the loss becomes evident.

Research and Development Expenditures

Costs related to the research, design, and development of products are charged to research and development expenses as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Generally, our products are released soon after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility have not been significant and all software development costs have been expensed as incurred.

Shipping Costs

Our shipping and handling costs for product sales are included in cost of sales for all periods presented.

Advertising Costs

Advertising costs consist of development and placement costs of our advertising campaigns and are charged to expense when incurred. Advertising expense was $25 million, $47 million and $48 million for fiscal 2007, 2006 and 2005, respectively.

Self-Insurance

We maintain a program of insurance with third-party insurers for certain property, casualty and other risks. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insurance basis. We retain risk with regard to (i) certain loss events, such as California earthquakes and the indemnification or defense payments we, as a company, may make to or on behalf of our directors and officers as a result of obligations under applicable agreements, our by-laws and applicable law, (ii) potential liabilities under a number of health and welfare insurance plans that we sponsor for our employees, and (iii) other potential liabilities that are not insured. The types and amounts of insurance obtained vary from time to time and from location to location, depending on availability, cost, and our decisions with respect to risk retention. Our worldwide risk and insurance programs are regularly evaluated to seek to obtain the most favorable terms and conditions. We reserve for loss accruals, which are primarily calculated using actuarial methods. These loss accruals include amounts for actual claims, claim growth and claims incurred but not yet reported. Actual experience, including claim frequency and severity as well as inflation, could result in different liabilities than the amounts currently recorded.

Computation of Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding (adjusted for treasury stock and common stock subject to repurchase activity) during the period.

Diluted net income (loss) per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are anti-dilutive when their conversion would increase earnings per share. Dilutive common equivalent shares consist primarily of stock options and restricted stock awards (restricted stock and restricted stock units that are settled in stock).

The following table sets forth the computation of basic and diluted income (loss) per share for each of the past three fiscal years (in millions, except per share amounts):

	Fiscal Years Ended June 30,
	2007	2006	2005
Basic earnings per share
Net income (loss)	$473	$(864)	$(107)
Basic weighted average shares outstanding	3,531	3,437	3,368

Net Income (loss) per common share-basic	$0.13	$(0.25)	$(0.03)

Diluted earnings per share
Net income (loss)	$473	$(864)	$(107)
Diluted weighted average shares outstanding	3.606	3,437	3,368

Net Income (loss) per common share-diluted	$0.13	$(0.25)	$(0.03)

For fiscal 2007, we added 75 million common equivalent shares to our basic-weighted-average shares outstanding to compute the diluted weighted-average shares outstanding. We are required to include these dilutive shares in our calculations of net income per share for fiscal 2007 because we earned a profit. If we had earned a profit during fiscal 2006 and 2005, we would have added 25 million and 23 million common equivalent shares, respectively, to our basic weighted-average shares outstanding to compute the diluted weighted-average shares outstanding for these periods.

Shares used in diluted net income per common share calculations exclude anti-dilutive common equivalent shares, consisting of stock options, restricted stock awards and shares associated with convertible notes. These anti-dilutive common equivalent shares totaled 357 million shares, 551 million shares and 581 million shares for fiscal year 2007, 2006, and 2005, respectively. While these common equivalent shares are currently anti-dilutive, they could be dilutive in the future.

Foreign Currency Translation

We translate the assets and liabilities of our international non-U.S. dollar functional currency subsidiaries into dollars at the rates of exchange in effect at the balance sheet date. Revenue and expenses are translated using rates that approximate those in effect during the period. Translation adjustments are included in stockholders’ equity in the Consolidated Balance Sheet caption “Accumulated other comprehensive income.” Currency transaction gains (losses), net of our hedging activities (see Note 8), derived from monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and were $6 million, $(13) million and $20 million in fiscal 2007, 2006 and 2005, respectively. The effect of foreign currency rate changes on cash and cash equivalents is not material.

Recently Adopted Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) reached a consensus on Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (EITF 06-3)”. EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision that should be disclosed. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. The adoption of EITF 06-3 did not change our policy of presenting our taxes within the scope of EITF 06-3 on a net basis and, therefore, had no impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. Among other things, SFAS No. 158 requires an employer to record non-cash adjustments to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. The impact of the adoption of SFAS No. 158 on our consolidated financial statements was immaterial.

Recent Accounting Pronouncements

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 applies to all tax positions related to income taxes subject to FAS 109, “Accounting for Income Taxes”. Under FIN 48, a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the de-recognition of previously recognized tax benefits, and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006, and will be effective for our first quarter of fiscal 2008, which begins on July 1, 2007. Differences for amounts recognized in the statements of operations prior to and after the adoption of FIN 48 would be accounted for as a cumulative effect adjustment to opening retained earnings. We are currently evaluating FIN 48 and do not expect a material impact on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115”. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. This standard is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 on our Consolidated Financial Statements.

On July 25, 2007 the Financial Accounting Standards Board (FASB) elected to add a project to its agenda with the objective of issuing a FASB Staff Position (FSP) to address the accounting for convertible debt instruments that require or permit cash settlement upon conversion, including partial cash settlement. The convertible bond in question are referred to as “Instrument C,” a type of convertible debt detailed in EITF issue No. 90-19. Instrument C convertible debt is structured so that upon conversion, the principal amount of the obligation is repaid in cash and the conversion spread is settled in shares. The proposed FSP would also address any other convertible debt instruments that allow settlement in any combination of cash and shares at the issuer’s option. The proposed FSP would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost and would also require bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt to result in the “economic interest cost” being reflected in the income statement. A draft of the FSP is expected to be issued in late August and would then be subject to a 45-day comment period. We cannot predict the outcome of the FASB deliberations or any other changes in GAAP that may be made affecting accounting for convertible debt securities. Any change in the accounting method for convertible debt securities could have a material adverse impact on our past or future financial results.

3.     Balance Sheet Details

Inventories

At June 30, Inventories consisted of the following (in millions):

	2007	2006
Raw materials	$125	$68
Work in process	95	97
Finished goods	304	375

	$524	$540

As of June 30, 2007 and 2006, our inventory balances were net of write-downs of approximately $76 million and $70 million, respectively.

Prepaid Expenses and Other Current Assets, Net

At June 30, Prepaid expenses and other current assets, net consisted of the following (in millions):

	2007	2006
Accounts receivables — other	$454	$445
Other prepaid expenses and other current assets, net	604	499

	$1,058	$944

Property, Plant and Equipment, Net

At June 30, Property, plant, and equipment, net consisted of the following (in millions):

	2007	2006
Machinery and equipment	$3,228	$3,075
Land, buildings, and building improvements	1,070	1,162
Leasehold improvements	512	572
Furniture and fixtures	267	230

	5,077	5,039
Less accumulated depreciation and amortization	(3,573)	(3,469)

	$1,504	$1,570

Depreciation expense was $407 million, $441 million and $495 million for fiscal 2007, 2006 and 2005, respectively. During fiscal 2007, we entered into sales-leaseback transactions for our Newark, California and Burlington, Massachusetts campuses.

Assets Held For Sale

We have approximately $29 million of assets held for sale as of June 30, 2007. We are committed to the closure of certain facilities as part of our StorageTek integration plan described in Note 4. In the fourth quarter of fiscal 2006, we classified these assets, principally land and buildings, as held for sale and ceased their depreciation in accordance with SFAS 144. As of June 30, 2006, we had $242 million of assets held for sale. We committed to the closure of our Newark, California facility as a result of the restructuring plan described in Note 6. Management estimated the fair value of these assets using either available market prices or third-party appraisals and adjusted the carrying value of each facility to its fair value less costs to sell. These adjustments resulted in a $80 million impairment loss for Newark recorded in fiscal 2006. In July 2006, we sold our Newark facility to a real estate investment trust for approximately $213 million, net of $1 million in closing costs.

Accrued Liabilities and Other

At June 30, Accrued liabilities and other consisted of the following (in millions):

	2007	2006
Restructuring liabilities	$81	$219
Acquisition-related restructuring liabilities	42	134
Other accrued liabilities	764	837

	$887	$1,190

Warranty Reserve

We accrue for our product warranty costs at the time of shipment. Product warranty costs are estimated based upon our historical experience and specific identification of the product’s requirements, and, accordingly, may fluctuate based on product mix. Amounts charged to costs and expenses and utilized in fiscal 2006 have been reclassified to reflect an immaterial correction.

The following table sets forth an analysis of our warranty reserve activity (in millions):

Total
Balance at June 30, 2005	$224
Warranty reserve acquired through acquisitions	35
Charged to costs and expenses	332
Utilized	(330)

Balance at June 30, 2006	261
Charged to costs and expenses	295
Utilized	(336)

Balance at June 30, 2007	$220

Other Non-Current Obligations

At June 30, Other non-current obligations, consisted of the following (in millions):

	2007	2006
Income taxes liabilities, net	$373	$553
Restructuring liabilities	194	241
Deferred settlement income from Microsoft	352	352
Other non-current obligations	366	346

	$1,285	$1,492

In June 2007, we sold our Burlington, Massachusetts, facility which included buildings, leasehold improvements, and land, in a cash transaction for $212 million, net of $3 million of closing costs. Of the $90 million gain on the transaction, we recognized $39 million in our fiscal year ended June 30, 2007 as an offset to our selling, general and administrative expenses, and deferred the remaining $51 million. Of the amount deferred, $6 million is included in Accrued liabilities and other and $45 million is included in Other non-current obligations. The amounts deferred will be amortized as an offset to selling, general and administrative expenses over the remaining lease term.

In conjunction with the above transaction, we entered into a lease for the same facility. Under the terms of the agreement, we will lease a majority of the properties until fiscal 2014, and shall have the right to extend the term for two successive periods of five years each, with respect to all of the premises.

Accumulated Other Comprehensive Income

At June 30, the components of Accumulated other comprehensive income, reflected in the Consolidated Statements of Stockholders’ Equity consisted of the following (in millions):

	2007	2006	2005
Unrealized gains on investments, net	$11	$9	$11
Unrealized gains (losses) on derivative instruments and other, net	(31)	(20)	2
Cumulative translation adjustments	334	191	195

	$314	$180	$208

At June 30, the net change in unrealized gains (losses) on investments consisted of the following (in millions):

	2007	2006	2005
Net unrealized gains (losses)	$9	$(9)	$7
Add (gains) losses:
Included in net loss for the period	(9)	7	5
Written off due to impairment	2	—	16

Net change in unrealized gains (losses) on investments	$2	$(2)	$28

4.    Business Combinations

During the fiscal year ended June 30, 2007, we completed two acquisitions. Pro forma results of operations have not been presented for any of fiscal 2007 acquisitions because the effects of these acquisitions were not material to us on either an individual or an aggregate annual basis. The results of operations of each purchase acquisition are included in our consolidated statements of operations from the date of each acquisition.

The amounts allocated to purchased in-process research and development (IPRD) were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on our future results of operations or cash flows. Intangible assets subject to amortization are being amortized on a straight-line basis over periods generally not exceeding five years.

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

A summary of our acquisitions for the fiscal years ended June 30, 2007, 2006 and 2005 is included in the following table (in millions, except share amounts):

Entity Name and Description of Acquisition	Date	Form of Consideration		Goodwill	Developed Technology	Other Intangible Assets	Net Tangible Assets (Liabilities) and Unearned Compensation	IPRD
Fiscal 2007 Acquisitions
Fiscal 2007 acquisitions(1)	Various	$23	Cash paid	$7	$15	$2	$—	—
		—	Fair value of options assumed
		1	Cash paid for acquisition costs

		$24
Fiscal 2006 Acquisitions
Aduva, Inc.	03/06	$12	Cash paid	$12	$3	$2	$(4)	—
Patch management application		—	Fair value of options assumed
		1	Cash paid for acquisition costs

		$13
Storage Technology Corporation	08/05	$3,987	Cash paid	$1,886	$507	$606	$1,034	$49
Data storage hardware & software		80	Fair value of options assumed
		15	Cash paid for acquisition costs

		$4,082
SeeBeyond Technology Corporation	08/05	$362	Cash paid	$252	$34	$53	$25	$11
Business integration software		8	Fair value of options assumed
		5	Cash paid for acquisition costs

		$375
Tarantella, Inc.	07/05	$25	Cash paid	$19	$8	$3	$(4)	—
Software to access and manage information, data and applications		—	Fair value of options assumed
		1	Cash paid for acquisition costs

		$26
Fiscal 2005 Acquisitions
Procom Technology, Inc.(1)	06/05	$50	Cash paid	—	$50	$2	—	—
Network attached storage intellectual property		1	Fair value of options assumed
		1	Cash paid for acquisition costs

		52
SevenSpace, Inc.	01/05	$46	Cash paid	$37	$4	$5	$2	—
Remote system monitoring and management		1	Fair value of options assumed
		1	Cash paid for acquisition costs

		$48

(1)	In accordance with SFAS 141 “Business Combinations,” some of these acquisitions were accounted for as a purchase of assets as defined by EITF Issue No. 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” rather than as a business combination. Accordingly, no goodwill was recorded from these acquisitions, as consideration in excess of the fair value of identified assets was allocated pro-rata to the identified intangible assets.

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

We purchased SeeBeyond for approximately $362 million in cash, $8 million in assumed options and approximately $5 million in transaction costs. In allocating the purchase price based on estimated fair values, we recorded approximately $252 million of goodwill, $87 million of identifiable intangible assets, $25 million of net tangible assets and $11 million of IPRD expense. The net liabilities assumed included approximately $11 million of acquisition-related restructuring costs associated with the integration of facilities and activities of SeeBeyond.

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

The total purchase price of $4,082 million, which consisted of $3,987 million in cash paid to acquire the outstanding common stock of StorageTek, $80 million for the fair value of options assumed and $15 million in cash or acquisition-related transaction costs. In allocating the purchase price based on estimated fair values, we recorded approximately $1,886 million of goodwill, $1,113 million of identifiable intangible assets, $1,034 million of net tangible assets and $49 million of IPRD expense. During fiscal 2007, we recorded adjustments of approximately $100 million to decrease goodwill and increase net tangible assets acquired as a result of adjustments to acquired deferred tax assets, resolution of certain pre-acquisition tax contingencies and decreases to estimates of costs associated with restructuring activities.

In-process research and development

The amounts allocated to purchased in-process research and development (IPRD) were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on our future results of operations or cash flows. Intangible assets subject to amortization are being amortized on a straight-line basis over periods generally not exceeding five years. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development.

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

The rates utilized to discount the net cash flows to their present values were based on StorageTek’s weighted-average cost of capital. The weighted-average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. Based on these factors, discount rates that range from 13% to 15% were deemed appropriate for valuing the IPRD.

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

Acquisition-related Restructuring Costs

As a result of our acquisition of StorageTek, we recorded acquisition-related restructuring costs associated with the costs of integrating operating locations and activities of StorageTek with those of Sun and eliminating duplicative activities. U.S. GAAP (EITF 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations”) requires that these acquisition-related restructuring costs, which are not associated with the generation of future revenues and have no future economic benefit, be recorded as assumed liabilities in the allocation of the purchase price. As a result, during the year ended June 30, 2006, we recorded approximately $172 million of restructuring costs in connection with the StorageTek acquisition, which are based upon plans committed to by management. To estimate restructuring liabilities, management utilized assumptions of the number of employees that would be involuntarily terminated and of costs associated with the disposition of duplicate or excess acquired facilities. Decreases to the estimate of costs associated with executing the currently approved acquisition-related restructuring plans are recorded as adjustments to goodwill indefinitely, whereas increases to the estimates are recorded as adjustments to goodwill during the purchase price allocation period and as operating expenses thereafter. Accordingly, during the year ended June 30, 2007, decreases to the provision totaling $8 million and were recorded as a reduction to goodwill, whereas increases to the provision totaling $6 million were recorded as operating expenses. The following table sets forth an analysis of the components of the acquisition-related restructuring liabilities (in millions):

	Severance and Benefits	Facilities Related	Termination of Contract	Total
Balance as of June 30, 2005	$—	$—	$—	$—
Acquisition-related restructuring liabilities	97	48	27	172
Cash paid	(24)	(3)	—	(27)
Balance as of June 30, 2006	$73	$45	$27	$145
Cash paid	(56)	(18)	(18)	(92)
Provision adjustments	—	6	(8)	(2)

Balance as of June 30, 2007	$17	$33	$1	$51

As of June 30, 2007 and 2006, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $5 million and $12 million, respectively. The balance of the StorageTek severance accrual at June 30, 2007 is expected to be utilized during the remainder of fiscal 2008 due to legal restrictions imposed in certain European countries and is expected to be funded through cash flows from the combined operations.

5.    Goodwill And Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the years ended June 30, 2007 and 2006, by reportable segment, are as follows (in millions):

	Product Group	Sun Services	Total
Balance as of June 30, 2005	$324	$117	$441
Goodwill acquired during the period	997	1,172	2,169
Balance as of June 30, 2006	1,321	1,289	2,610
Goodwill acquired during the period	—	7	7
Deferred tax assets and other adjustments	(43)	(60)	(103)

Balance as of June 30, 2007	$1,278	$1,236	$2,514

Reporting units in our Product Group segment accounted for approximately 51% of the carrying value of our goodwill at June 30, 2007.

Other Acquisition-Related Intangible Assets

Information regarding our other acquisition-related intangible assets is as follows (in millions):

	Gross Carrying Amount				Accumulated Amortization				Net
	June 30, 2006	Additions	Impairment	June 30, 2007	June 30, 2006	Additions	Impairment	June 30, 2007	June 30, 2007
Developed technology	$889	$15	$—	$904	$(471)	$(141)	$—	$(612)	$292
Customer base	650	1	—	651	(204)	(157)	—	(361)	290
Trademark	63	—	—	63	(10)	(4)	—	(14)	49
Acquired workforce and other	94	1	—	95	(82)	(11)	—	(93)	2

	$1,696	$17	$—	$1,713	$(767)	$(313)	$—	$(1,080)	$633

	Gross Carrying Amount				Accumulated Amortization				Net
	June 30, 2005	Additions	Impairment	June 30, 2006	June 30, 2005	Additions	Impairment	June 30, 2006	June 30, 2006
Developed technology	$437	$552	$(100)	$889	$(339)	$(162)	$30	$(471)	$418
Customer base	55	595	—	650	(48)	(156)	—	(204)	446
Trademark	6	57	—	63	(6)	(4)	—	(10)	53
Acquired workforce and other	82	12	—	94	(74)	(8)	—	(82)	12

	$580	$1,216	$(100)	$1,696	$(467)	$(330)	$30	$(767)	$929

Amortization expense of other acquisition-related intangible assets was $313 million, $330 million and $75 million for the fiscal years ended June 30, 2007, 2006 and 2005, respectively. Our acquisition-related intangible assets are primarily amortized over periods ranging from one to five years on a straight-line basis. As a result of identified impairment indicators in the fourth quarter of fiscal 2006, we recorded an impairment charge of $70 million to adjust the intangible cost basis to fair value. No impairment charges were recorded in fiscal 2007 and 2005.

Estimated amortization expense for other acquisition-related intangible assets on our June 30, 2007 balance sheet for the fiscal years ending June 30, is as follows (in millions):

2008	294
2009	244
2010	51
2011	6
2012 and thereafter	38

$633

As a result of our Phase VI restructuring activities, we exited certain acquired StorageTek product lines and recorded impairment charges of $67 million during fiscal 2006. These product line exits were not part of our acquisition integration plan and were conducted to meet our fiscal 2006 operating goals. The impairment charge related to acquired StorageTek developed technology and was recorded in our Product group segment. As a result of the product line exit plans, we do not expect future cash flows from these acquired technologies. The full amount of the remaining intangible asset balances for these product lines were written off as an impairment charge during fiscal 2006.

During the fourth quarter of fiscal 2006, as a result of operating shortfalls and budget cuts which impacted our ability to realize the expected future benefits of developed technology assets acquired as part of our January 2004 acquisition of Nauticus, we recorded non-cash impairment charges of $3 million in our Product group segment.

Other Non-Acquisition Related Intangible Assets

In October 2004, we reached an agreement with Eastman Kodak Company (Kodak), who filed a patent infringement lawsuit against us in February 2002. We paid Kodak $92 million to settle all claims in the lawsuit, which included a release and a perpetual, non-exclusive, worldwide irrevocable license to certain Kodak patents, including the patents at issue in the lawsuit. Of this amount, $10 million was expensed in fiscal 2004 and $55 million was expensed to cost of sales-products in the first quarter of fiscal 2005. The remaining amount of $27 million represents the estimated future benefit that we will obtain from the licenses granted under the settlement. This intangible asset was recorded in Other non-current assets, net and is being amortized ratably to cost of sales-products over the remaining patent life through fiscal 2010. This intangible asset had a net book value of

$14 million, $19 million and $23 million net of accumulated amortization of $13 million, $8 million and $4 million as of June 30, 2007, 2006 and 2005, respectively.

6.    Restructuring Charges And Related Impairment Of Long-lived Assets

In accordance with SFAS 112, “Employers’ Accounting for Post Employment Benefits” (SFAS 112) and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), we recognized a total of $97 million, $284 million and $262 million in restructuring and related impairment of long-lived assets in fiscal 2007, 2006, and 2005, respectively. The determination of when we accrue for severance costs and which standard applies depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by SFAS 146 or under an on-going benefit arrangement as described in SFAS 112.

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

Restructuring Plan VI

In May 2006, we implemented a plan to better align our resources with our strategic business objectives (Restructuring Plan VI). This plan included reducing our workforce across certain business functions, operating units and geographic regions as well as implementing other expense reduction measures. Excluding natural attrition and acquisition-related restructuring activity, we reduced our workforce through the end of fiscal 2007 by approximately 2,150 employees and recognized cumulative expenses relating to severance and benefit costs of $192 million, primarily in workforce reduction charges associated with Restructuring Plan VI.

Restructuring Plan V

In June 2005, we implemented a workforce reduction and in July 2005, we committed to a facility exit plan (Restructuring Plan V). This plan included reducing our workforce across all levels, business functions, operating units and geographic regions. Through the end of fiscal 2007, we reduced our workforce by approximately 1,400 employees, and recognized cumulative expenses relating to severance and benefit costs of $98 million associated with Restructuring Plan V. As of December 31, 2006, all employees to be terminated as a result of Restructuring Plan V had been notified in accordance with local employment laws. All facilities relating to the amounts accrued under this restructuring plan were exited by December 31, 2006 in accordance with SFAS 146.

In the fourth quarter of fiscal 2006, we committed to the closure of our Newark, California campus and as a result recognized an impairment loss of approximately $80 million in accordance with FAS 144. We completed the sales-leaseback of our Newark, California campus in the first quarter of fiscal 2007 and received approximately $213 million, net of $1 million in closing costs.

Restructuring Plans Prior to Plan V

Prior to the initiation of Restructuring Plan V, we implemented certain workforce reduction and facilities exit actions. All employees to be terminated under these plans had been notified and all facilities relating to the amounts accrued under these restructuring plans have been exited.

The following table sets forth an analysis of the restructuring accrual activity for the fiscal years ended June 30, 2007, 2006 and 2005 (in millions):

	Restructuring Plans						Total
	VI		V		Prior to V
	Severance and Benefits	Facilities Related and Other	Severance and Benefits	Facilities Related and Other	Severance and Benefits	Facilities Related
Balance as of June 30, 2004	$—	$—	$—	$—	$167	$376	$543
Severance and benefits	—	—	44	—	83	—	127
Accrued lease costs and other	—	—	—	—	—	111	111
Property and equipment impairment	—	—	—	—	—	16	16
Provision adjustments	—	—	—	—	(8)	16	8

Total restructuring charges	—	—	44	—	75	143	262
Cash paid	—	—	—	—	(205)	(112)	(317)
Non-cash	—	—	—	—	—	(18)	(18)

Balance as of June 30, 2005	—	—	44	—	37	389	470
Severance and benefits	133	—	57	—	4	—	194
Accrued lease costs	—	—	—	1	—	11	12
Property and equipment impairment	—	5	—	80	—	—	85
Provision adjustments	—	—	—	—	—	(7)	(7)

Total restructuring charges	133	5	57	81	4	4	284
Cash paid	(1)	—	(80)	—	(35)	(93)	(209)
Non-cash	—	(5)	—	(80)	—	—	(85)

Balance as of June 30, 2006	132	—	21	1	6	300	460
Severance and benefits	68	—	—	—	—	—	68
Property and equipment impairment	—	19	—	—	—	—	19
Provision adjustments	(9)	7	(3)	5	(4)	14	10

Total restructuring charges	59	26	(3)	5	(4)	14	97
Cash paid	(162)	—	(18)	(1)	(2)	(70)	(253)
Non-cash	—	(26)	—	(3)	—	—	(29)

Balance as of June 30, 2007	$29	$—	$—	$2	$—	$244	$275

The above restructuring charges are based on estimates that are subject to change. Changes to the previous estimates have been reflected as “Provision adjustments” on the above table in the period the changes in estimates were made. As of June 30, 2007, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $22 million. Accrued lease costs include accretion adjustments associated with the passage of time.

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. Our accrual as of June 30, 2007 for facility-related leases (net of anticipated sublease proceeds) will be paid over their respective lease terms through fiscal 2016. As of June 30, 2007, of the total $275 million accrual for workforce reductions and facility-related leases, $81 million was classified as current accrued liabilities and other and the remaining $194 million was classified as other non-current obligations.

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

7.    Fair Value of Financial Instruments

Cash equivalents and accounts receivable are carried at cost as this approximates fair value due to their short term nature. For short-term and long-term marketable debt securities, estimates of fair value are based on market prices. At June 30, the fair values of our short-term and long-term marketable debt securities were as follows (in millions):

	2007
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value of Securities with Unrealized Losses
Corporate notes and bonds	$1,164	$—	$—	$1,164	$320
Asset and mortgage-backed securities	889	1	(4)	886	589
U.S. government notes and bonds	259	—	(2)	257	180
Money market securities	2,948	—	—	2,948	—
Other	15	—	—	15	15

Total marketable securities	$5,275	$1	$(6)	$5,270	$1,104

Less cash equivalents				(2,948)

Total marketable debt securities				2,322
Less short-term portion				(962)

Total long-term marketable debt securities				$1,360

	2006
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value of Securities with Unrealized Losses
Corporate notes and bonds	$389	$—	$(1)	$388	$163
Asset and mortgage-backed securities	396	—	(5)	391	293
U.S. government notes and bonds	501	—	(8)	493	443
Money market securities	3,023	—	—	3,023	—
Other	7	—	—	7	7

Total marketable securities	$4,316	$—	$(14)	$4,302	$906

Less cash equivalents				(3,023)

Total marketable debt securities				1,279
Less short-term portion				(496)

Total long-term marketable debt securities				$783

We only invest in debt securities with a minimum rating of BBB- or above from a nationally recognized credit rating agency. At June 30, 2007, we had investments in debt instruments of four issuers equal to or exceeding 1.3% of the fair market value of our marketable debt securities, including cash equivalents, of $5,270 million. At June 30, 2007, investment concentration by issuer was as follows (dollars in millions):

Issuer	Fair Value ($)	Fair Value (%)
Federal Home Loan Mortgage Corporation (Freddie Mac)	$156	3.0%
Federal National Mortgage Association (Fannie Mae)	118	2.2%
General Electric	82	1.6%
US Treasury	69	1.3%
All others(1)	4,845	91.9%

	$5,270	100.0%

(1)	Investments in all other issuers were, individually, less than $68 million or 1.3% of the fair market value of our marketable debt securities of $5,270 million.

Net realized losses before taxes on marketable debt securities totaled $0 million, $15 million and $25 million in fiscal 2007, 2006 and 2005, respectively, and were recorded in Interest and other income, net. The cost of securities sold during the year was determined based on the specific identification method. On April 27, 2006, our Chief Executive Officer and Board of Directors approved our domestic reinvestment plan. As a result, we repatriated $2 billion in unremitted foreign earnings during the fourth quarter of fiscal 2006 and realized a loss of $14 million associated with the liquidation of a portion of our marketable debt securities portfolio.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2007 (in millions):

	Less Than 12 Months			12 Months or Greater			Total
	Adjusted Cost	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value
Corporate Notes and Bonds	$293	$—	$293	$27	$—	$27	$320	$—	$320
Asset and Mortgage Backed Securities	476	(2)	474	117	(2)	115	593	(4)	589
U.S. Government Notes and Bonds	51	—	51	131	(2)	129	182	(2)	180
Other	15	—	15	—	—	—	15	—	15

Total Marketable Securities with Unrealized Losses	$835	$(2)	$833	$275	$(4)	$271	$1,110	$(6)	$1,104

Asset Backed and Mortgage Backed Securities

Our unrealized loss on investments in asset backed and mortgage backed securities were caused by interest rate fluctuations. All of these securities are rated investment grade by Standard & Poors or Moody’s. Because the decline in market value is attributed to changes in interest rates and not credit quality, and because we have the ability to hold those investments until recovery of fair value, which may be at maturity, we do not consider those investments to be other-than-temporarily impaired at June 30, 2007.

U.S. Government Notes and Bonds

The unrealized losses on our investments in U.S. Government Notes and Bonds were caused by interest rate fluctuations. These securities are direct obligations of the U.S. Treasury or U.S. Government Agency. Because we have the ability to hold those investments until recovery, which may be at maturity, we do not consider those investments to be other-than-temporarily impaired at June 30, 2007.

At June 30, 2007, the cost and estimated fair values of short-term and long-term marketable debt securities (excluding cash equivalents) by contractual maturity were as follows (in millions):

	Cost	Fair Value
Less than one year	$963	$962
Mature in 1-2 years	293	292
Mature in 3-5 years	629	628
Mature after 5 years	442	440

Total	$2,327	$2,322

Asset and mortgage-backed securities were allocated based on their contractual maturity.

Foreign Exchange and Interest Rate Contracts

Foreign currency forward contracts, interest-rate swap agreements and foreign currency option contracts are financial instruments with carrying values that approximate fair value. The fair value of foreign currency forward contracts is based on the estimated amount at which they could be settled based on market exchange rates. The fair value of the interest-rate swap agreements and the foreign currency option contracts is obtained from dealer quotes and represents the estimated amount we would receive or pay to terminate the agreements. However, analysis of market data is required to develop these estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange.

The value of our foreign currency forward contracts and foreign currency options contracts were as follows (in millions):

	Fair Value 2007 Asset	Fair Value 2006 Asset (Liability)
Foreign currency forward contracts	$22	$(23)
Foreign currency option contracts	4	4

Total	$26	$(19)

Liabilities

Accounts payable, other accrued expenses and short-term debt are financial liabilities with carrying values that approximate the fair value. For our publicly traded Senior Notes estimates of fair value are based on market prices. For other debt, fair value is estimated based on rates currently available to us for debt with similar terms and remaining maturities. See Note 9, “Borrowing Arrangements” for details.

8.     Derivative Financial Instruments

We enter into foreign exchange forward and option contracts that are designated and qualify as cash flow hedges under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Changes in the fair value of the effective portion of these outstanding forward and option contracts are recognized in Other Comprehensive Income (OCI). These amounts are reclassified from OCI and recognized in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. Gains or losses resulting from changes in forecast probability were not material during fiscal 2007, 2006 and 2005.

Changes in the ineffective portion of a derivative instrument are recognized in earnings (classified in selling, general and administrative expense) in the current period. Effectiveness for forward cash flow hedge contracts is measured by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction. The fair market value of the hedged exposure is presumed to be the market value of the hedge instrument when critical terms match. Hedge ineffectiveness during fiscal 2007, 2006 and 2005 was not significant.

We do not use derivative financial instruments for speculative or trading purposes, nor do we hold or issue leveraged derivative financial instruments.

Foreign Exchange Exposure Management

We have significant international sales and purchase transactions denominated in foreign currencies. As a result, we purchase currency option and forward contracts as cash flow hedges to reduce or eliminate certain foreign currency exposures that can be identified and quantified. These contracts generally expire within 12 months.

Our hedging contracts are primarily intended to protect against changes in the value of the U.S. dollar. Accordingly, for forecasted transactions, U.S. dollar functional subsidiaries hedge foreign currency revenues and non-U.S. dollar functional subsidiaries selling in foreign currencies hedge U.S. dollar inventory purchases. Gains and losses are reclassified from OCI as an adjustment to revenue or cost of sale in the same period that the underlying revenue and cost of sale is recognized in the Consolidated Statement of Operations. All values reported in OCI at June 30, 2007 are expected to be reclassified to earnings within 12 months.

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

Interest Rate Risk Management

We are exposed to interest rate risk from both investments and debt. We have hedged against the risk of changes in fair value associated with our fixed rate Senior Notes (See Note 9) by entering into fixed-to-variable interest rate swap agreements, designated as fair value hedges, of which four are outstanding, with a total notional amount of $550 million as of June 30, 2007. We assume no hedge ineffectiveness as each interest rate swap meets the short-cut method requirements under SFAS 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the interest rate swaps are offset by changes in the fair value of the debt, both are reported in interest and other income, and no net gain or loss is recognized in earnings.

Accumulated Derivative Gains or Losses

The following table summarizes activity in OCI related to foreign exchange derivatives held by us during the fiscal years ended June 30, (in millions):

	2007	2006	2005
Unrealized gain (loss), net, on derivative instruments, at beginning of period	$(7)	$11	$(6)
Decrease in fair value of derivatives	(24)	(17)	(7)
Losses (gains) reclassified from OCI:
Revenues	27	5	18
Cost of sales	(1)	(6)	6

Unrealized gain (loss), net, on derivative instruments, at end of period	$(5)	$(7)	$11

9.    Borrowing Arrangements

As of June 30, 2007 and 2006, the balance of long-term debt is as follows (in millions):

	Maturities	2007	2006
7.50% Senior Notes	2006	$—	$500
7.65% Senior Notes	2009	550	550
0.625% Convertible Notes (net of discount of $4)	2012	346	—
0.75% Convertible Notes (net of discount of $4)	2014	346	—
Interest rate swap agreements		17	21
Other		6	7
Total borrowing arrangements		1,265	1,078
Less: current maturities		(1)	(503)

Total carrying value long-term borrowing arrangements		$1,264	$575

Total fair value of long-term borrowings arrangements		$1,233	$579

For our publicly traded Senior Notes estimates of fair value are based on market prices. For other debt, fair value is estimated based on rates currently available to us for debt with similar terms and remaining maturities.

Senior Notes

In August 1999, we issued $1.5 billion of unsecured senior debt securities in four tranches (the Senior Notes). The Senior Notes consisted of the following notes: $200 million (paid on August 15, 2002 and bore interest at 7%); $250 million (paid on August 15, 2004 and bore interest at 7.35%); $500 million (paid on August 15, 2006 and bore interest at 7.5%); and $550 million (due on August 15, 2009 and bearing interest at 7.65%). Interest on the Senior Notes is payable semi-annually. We may redeem all or any part of the Senior Notes at any time at a price equal to 100% of the principal plus accrued and unpaid interest in addition to an amount determined by a quotation agent, representing the present value of the remaining scheduled payments. The Senior Notes are subject to compliance with certain covenants that do not contain financial ratios. We are currently in compliance with these covenants. If we failed to be in compliance with these covenants, the trustee of the Senior Notes or holders of not less than 25% in principal amount of the Senior Notes would have the ability to demand immediate payment of all amounts outstanding. As discussed in Note 8, we also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest associated with the Senior Notes effectively becomes variable.

In January 2005, our Board of Directors authorized our management to repurchase Senior Note debt from time to time in partial or full tranches based on available cash and market conditions.

Interest expense on our Senior Notes, including the effect of related interest rate swap agreements, was $39 million, $55 million and $34 million in fiscal 2007, 2006 and 2005, respectively.

Convertible Notes

In January 2007, we issued $350 million principal amount of 0.625% Convertible Senior Notes due February 1, 2012 (or the 2012 Notes), and $350 million principal amount of 0.75% Convertible Senior Notes due February 1, 2014 (or the 2014 Notes and together with the 2012 Notes, the Convertible Notes), to KKR PEI Solar Holdings, I, Ltd., KKR PEI Solar Holdings, II, Ltd., and Citibank, N.A. in a private placement. We received proceeds of $700 million from the Convertible Notes and incurred net transaction costs of approximately $9 million, which were allocated proportionately to the 2012 Notes and the 2014 Notes. The net transaction costs of $9 million included: $8 million paid to Kohlberg Kravis Roberts & Co., L.P. (the sponsor) and recorded as a discount on debt in Long-term debt, and $1 million of other costs recorded in Other non-current assets, net. The net transaction costs are being amortized to interest expense ratably over five years for the 2012 Notes and seven years for the 2014 Notes. The Convertible Notes are being carried at cost less unamortized discount. The 2012 Notes and 2014 Notes were each issued at par and bear interest at 0.625% and 0.75% per annum, respectively. Interest is payable semiannually in arrears on February 1 and August 1, beginning August 1, 2007.

Each $1,000 of principal of the Convertible Notes will initially be convertible into 138.6482 shares of our common stock (or a total of approximately 97 million shares), which is the equivalent of $7.21 per share, subject to adjustment upon the occurrence of specified events set forth under the terms of the Convertible Notes. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock, at our option. Holders may convert their Convertible Notes into common stock on a net settlement basis prior to the close of business on the business day immediately preceding the maturity date as follows:

•

During any calendar, and only during such calendar quarter, if the closing price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter exceeds 130% of the conversion price per share of common stock on the last day of such preceding calendar quarter;

•

During the five business day period immediately after any five consecutive trading day period (the Measurement Period) in which the trading price per $1,000 principal amount of notes for each day of such Measurement Period was less than 98% of the product of the closing price of the common stock on such date and the conversion rate on such date;

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

Holders who convert their Convertible Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Convertible Notes may require us to repurchase for cash all or any portion of their Convertible Notes for 100% of the principal amount. As of June 30, 2007, none of the conditions allowing holders of the Convertible Notes to convert or requiring us to repurchase the Convertible Notes had been met.

Under the terms of the Convertible Notes, we filed a shelf registration statement regarding the Convertible Notes with the Securities and Exchange Commission. In addition, we must maintain the effectiveness of the shelf registration statement until such time as all of the Convertible Notes or underlying shares of our common stock have been sold under the shelf registration statement or Rule 144 under the Securities Act of 1933, as amended (the Securities Act), or are eligible for sale under Rule 144(k). If we fail to meet these terms, we will be required to pay additional interest on the Convertible Notes in the amount of 0.25% per annum.

As discussed in Note 2, at the July 2007 FASB meeting, the FASB agreed to issue for comment a proposed FASB Staff Position (FSP) addressing instruments which require the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. The proposed FSP, as expected to be drafted, would require us to bifurcate a component of the Convertible Notes reflecting our non-convertible debt borrowing rate, record this component as a discount on debt, and accrete the resulting discount on debt to interest expense over the life of the Convertible Notes.

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

The note hedge transactions include an option for us to purchase 48.5 million shares expiring on February 1, 2012, and an option to purchase 48.5 million shares expiring on February 1, 2014. The options may be settled in net shares or cash, at our option. The cost of the note hedge transactions to us was approximately $103 million for the five-year call option and $125 million for the seven-year call option, and has been accounted for as an equity transaction in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF No. 00-19). The warrants were issued in two tranches, one to purchase 48.5 million shares expiring in May 2012 with a strike price of $9.23, and one to purchase 48.5 million shares expiring in May 2014 with a strike price of $10.10. The warrants may be settled on a net exercise basis, either in shares of stock or cash, at Sun’s option. We received approximately $145 million in cash proceeds from the sale of these warrants. The value of the warrants has been classified as equity because they meet all of the equity classification criteria within EITF No. 00-19.

In accordance with SFAS No. 128, Earnings per Share (SFAS 128), the Convertible Notes will have no impact on diluted earnings per share, or EPS, until the price of our common stock exceeds the conversion price (initially $7.21 per share) because the principal amount of the Convertible Notes will be settled in cash upon conversion. Prior to conversion we will include the effect of the additional shares that may be issued if our common stock price exceeds the conversion price, using the treasury stock method.

Also, in accordance with SFAS 128, the warrants sold in connection with the hedge transactions will have no impact on EPS until our share price exceeds $9.23 for the warrants that expire on May 1, 2012 and $10.10 for the warrants that expire on May 1, 2014. Prior to exercise, we will include the effect of additional shares that may be issued using the treasury stock method. The call options purchased as part of the note hedge transactions are anti-dilutive and therefore will have no impact on EPS.

Uncommitted lines of credit

At June 30, 2007 and 2006, we and our subsidiaries had uncommitted lines of credit aggregating approximately $386 million and $459 million, respectively. No amounts were drawn from these lines of credit as of June 30, 2007 and 2006. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

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

In the fiscal years ended June 30, income (loss) before income taxes and the provision for (benefit from) income taxes consisted of the following (in millions):

	2007	2006	2005
Income (loss) before income taxes:
United States	$129	$(1,097)	$(526)
Foreign	454	422	342

Total income (loss) before income taxes	$583	$(675)	$(184)

Provision for (benefit from) income taxes:
Current:
United States federal	$(42)	$77	$(20)
State	(9)	(5)	1
Foreign	126	143	147

Total current income taxes	75	215	128
Deferred:
United States federal	33	1	(122)
State	3	—	—
Foreign	(1)	(27)	(83)

Total deferred income taxes	35	(26)	(205)

Provision for (benefit from) income taxes	$110	$189	$(77)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our deferred tax assets and liabilities, at June 30, were as follows (in millions):

	2007	2006
Deferred tax assets:
Inventory valuation	$41	$72
Reserves and other accrued expenses	222	238
Compensation not currently deductible	187	148
Net operating loss carryforwards	725	792
Deferred revenue	333	283
Tax credits carryforward	711	710
Investment impairments	101	131
Restructuring liability	97	175
Acquisition-related intangibles	93	103
Tax credits on unremitted earnings of foreign subsidiaries	588	625
Fixed assets	294	232
Convertible notes	85	—
Other	96	84

Gross deferred tax assets	3,573	3,593
Valuation allowance	(2,373)	(2,416)

Realizable deferred tax assets	1,200	1,177
Deferred tax liabilities:
Net unremitted earnings of foreign subsidiaries	(887)	(840)
Acquisition-related intangibles	(115)	(176)
Other	(49)	(71)

Gross deferred tax liabilities	(1,051)	(1,087)

Net deferred tax assets	$149	$90

The following table presents an analysis of our valuation allowance activity (in millions):

Total
Balance at June 30, 2005	$(2,092)
Changes to income tax provision	(127)
Changes to other accounts	(197)

Balance at June 30, 2006	$(2,416)
Changes to income tax provision	18
Changes to other accounts	25

Balance at June 30, 2007	$(2,373)

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the difference, for fiscal years ended June 30, were as follows (in millions):

	2007	2006	2005
Expected tax rate at 35%	$204	$(236)	$(64)
State income taxes, net of federal tax benefit	5	3	4
Foreign income taxes	(29)	(31)	(2)
Acquired in-process research and development	—	21	—
Repatriation of unremitted foreign earnings	(14)	58	—
General business tax credits	(91)	(29)	(35)
Valuation allowance	82	393	217
U.S. and foreign tax settlements	(39)	—	(213)
Other	(8)	10	16

Provision (benefit) for income taxes	$110	$189	$(77)

U.S. income taxes have been provided on all undistributed earnings of our foreign subsidiaries. As of June 30, 2007, there are no earnings that are considered to be permanently invested in operations outside of the U.S. However, we may elect to permanently invest in operations outside of the U.S. in the future. During fiscal 2006, we repatriated $2 billion in unremitted foreign earnings during the fourth quarter of fiscal 2006, the majority of which was eligible, to be taxed at a reduced effective tax rate under the Foreign Earnings Repatriation Provision of the American Jobs Creation Act.

As of June 30, 2007, Sun had aggregate federal net operating loss carryforwards of $1,044 million. If not utilized, these carryforwards will expire in fiscal years 2008 through 2026. The use of the federal net operating loss carryforwards in any one fiscal year is limited due to prior changes in ownership incurred by acquired companies. As of June 30, 2007, Sun had aggregate state net operating loss carryforwards of $1,258 million. If not utilized, these carryforwards will expire in fiscal years 2008 through 2026.

As of June 30, 2007, we had aggregate foreign net operating loss carryforwards of $904 million. Foreign net operating loss carryforwards of $17 million, if unused, will expire in fiscal years 2011 through 2017. The remaining foreign operating loss carryforwards of $887 million have an indefinite life.

As of June 30, 2007, we had federal and state tax credit carryforwards for income tax purposes of $474 and $349 million, respectively. If not utilized, the federal credits will expire in fiscal years 2011 through 2027. State tax credit carryforwards of $42 million will expire in fiscal years 2008 through 2022. The remaining state tax credit carryforwards of $307 million have an indefinite life.

The fiscal 2007 provision includes a reduction in income taxes payable in the U.S. of $24 million from deductions associated with our various stock option plans with a credit to stockholders’ equity. The provisions for fiscal 2006 and 2005 do not reflect the tax savings resulting from deductions associated with our various stock option plans. Deferred tax assets of approximately $86 million as of June 30, 2007 pertain to certain net operating loss carryforwards resulting from the exercise of employee stock options prior to adoption of SFAS 123R, which have been fully offset by a valuation allowance. When recognized, the reversal of the valuation allowance will be accounted for as a credit to shareholders’ equity rather than as a reduction of the income tax provision.

SFAS 123R prohibits recognition of a deferred tax asset for excess tax benefits due to stock option exercises that have not yet been realized through a reduction in income taxes payable. Such unrecognized deferred tax benefits totaled $14 million as of June 30, 2007 and will be accounted for as a credit to shareholders’ equity, if and when realized through a reduction in income taxes payable.

Deferred tax assets of approximately $39 million pertain to certain deductible temporary differences and net operating loss carryforwards acquired in certain purchase business combinations. When realized, the reversal of the valuation allowance will be accounted for as a credit to existing goodwill or other long-term intangibles of the acquired entity rather than as a reduction of the period’s income tax provision. If no goodwill or long-term intangible assets remain, the credit would reduce the income tax provision in the current period.

Deferred tax assets of approximately $85 million relate to convertible debt. When realized, the reversal of the valuation allowance will be accounted for as a credit to stockholders’ equity rather than as a reduction to the income tax provision.

We believe it is more likely than not that $149 million of deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards, and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

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

During fiscal 2007, we settled the Internal Revenue Service income tax audits for fiscal 2001 and 2002. As a result of the settlement of these IRS audits, we reduced our income tax reserves by $64 million, of which $35 million resulted in a tax benefit and the remainder of which resulted in an increase to additional-paid-in-capital.

During fiscal 2005, we settled the Internal Revenue Service income tax audit for fiscal 1997 through 2000 and the Dutch income tax audit for fiscal 2000 through 2004. As a result, we reduced our income tax reserves resulting in a total benefit of $213 million.

We are currently under examination by the IRS for tax returns filed in fiscal years 2003 through 2005. Although the ultimate outcome is unknown, we have reserved for potential adjustments that may result from the current examination and we believe that the final outcome will not have a material affect on our results of operations. If events occur which indicate payment of these amounts are unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. In addition, although specific foreign country transfer pricing exposures have not been identified, the risk of potential adjustment exists. If our estimate of the federal, state and foreign income tax liabilities proves to be less than the ultimate assessment, a further charge to expense may result. Any reversals of assumed tax liabilities established by acquired companies will be recorded through a reallocation of the purchase price.

11.    Commitments and Contingencies

Operating Lease Commitments

We lease certain facilities and equipment under non-cancelable operating leases. During fiscal 2007, 2006 and 2005, we elected to exit certain building leases and building projects, but still have obligations on these particular facilities. See Note 6 for further detail.

At June 30, 2007, the future minimum annual lease payments for all occupied and exited facility leases were approximately (in millions):

	Non-cancelable Operating Leases	Non-cancelable Subleases	Net Payments
Fiscal 2008	190	(17)	173
Fiscal 2009	194	(18)	176
Fiscal 2010	166	(15)	151
Fiscal 2011	144	(14)	130
Fiscal 2012	118	(12)	106
Thereafter	360	(40)	320

	$1,172	$(116)	$1,056

Rent expense under the non-cancelable operating leases was $186 million, $155 million and $125 million in fiscal 2007, 2006 and 2005, respectively.

Asset Retirement Obligations and Environmental Liabilities

We have asset retirement obligations primarily resulting from certain leased facilities where we have contractual commitments to remove leasehold improvements and return the property to a specified condition when the lease terminates. At June 30, 2007 and 2006, the net present value of these obligations was $32 million and $35 million, respectively, and were primarily classified in other non-current obligations. At June 30, 2007 and 2006, the asset balances related to our asset retirement obligations approximated $6 million and $10 million, respectively. The amount of amortization of the associated leasehold assets and accretion expense associated with our asset retirement obligations have not been material. To date, the amount of our obligations associated with the Waste Electrical and Electronic Equipment Directive established by the European Union have not been material.

Guarantees, Letters of Credit and Indemnification Obligations

In the normal course of our business, we issue guarantees and letters of credit to numerous third-parties and for various purposes such as lease obligations, performance guarantees and state and local governmental agencies, requirements. At June 30, 2007, we had approximately $24 million of outstanding financial letters of credit.

In the normal course of business, we may enter into contractual arrangements under which we may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on our behalf or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have not been material.

We utilized several contract manufacturers to manufacture sub-assemblies for our products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build products based on demand information supplied by us. We also obtain individual components for our products from a variety of individual suppliers. We acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments are based on our forecasted component and manufacturing requirements and typically provide for fulfillment within agreed-upon lead-times and/or commercially standard lead-times for the particular part or product. We estimate that our contractual obligations at June 30, 2007 were no more than $505 million and were primarily due in less than one year from June 30, 2007. This amount does not include contractual obligations recorded on the Consolidated Balance Sheets as current liabilities. Additionally, we have committed to purchase certain outsourced services where we would incur a penalty if the agreement was canceled prior to a contractual minimum term. We estimate that our contractual obligations associated with outsourced services at June 30, 2007 were no more than $60 million. Our asset retirement obligations arise from leased facilities where we have contractual commitments to remove leasehold improvements and return the property to a specified condition when the lease terminates.

In fiscal 2006, as part of a service-based sales arrangement involving a governmental institution in Mexico, we were required to deposit approximately $41 million with a surety company as collateral guaranteeing our performance under the arrangement. This cash is classified as other non-current assets, net, in our Consolidated Balance Sheet at June 30, 2007 and 2006.

Litigation and Other Contingencies

In fiscal 2005, the General Services Administration (GSA) began auditing our records under the agreements it had with us, to verify our compliance with various contract provisions. The audited period is from October 1997 through February 2005, but GSA has asked for documents pre-dating October 1997. We have cooperated with the audit. On September 8, 2006, we executed new schedules with GSA that will expire in August 2009. In December 2005, we and our subsidiary, SeeBeyond Technology Corporation, were served with separate subpoenas from the Department of Energy (DOE) and the General Services Administration (GSA) seeking information regarding rebates and other payments made to systems integrators and other government resellers. In December 2006, we were informed that federal False Claims Act “qui tam” actions associated with the above-described subpoenas had been filed against us and other defendants in the United States District Court for the District of Arkansas. The complaints remained under seal at the government’s request, until on or around the third quarter of our fiscal year 2007, when we were informed that the government had filed an amended complaint in one action that includes claims under the federal False Claims and Anti-Kickback Acts, as well as breach of contract and other claims. The subject matter of the complaint encompasses both the subject matter of the subpoenas and GSA audit issues described above. We continue to provide information regarding the subjects raised in the complaint to the Department of Justice, GSA’s Office of General Counsel and that agency’s suspension and debarment official. Possible sanctions include an award of damages, including treble damages, fines, penalties and other sanctions up to and including suspension or debarment from sales to the federal government. Although we are interested in pursuing an amicable resolution, we intend to present a vigorous factual and legal defense throughout the course of these proceedings.

We have made an assessment of the probable loss resulting from these matters and such amounts are reflected in our fiscal 2007, 2006 and 2005 consolidated financial statements. It is difficult to predict the outcome of this matter with certainty, and the actual amount of loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements.

12.    Settlement Income

On March 8, 2002, we filed suit against Microsoft Corporation (Microsoft), pursuant to United States and State of California antitrust and other laws. In February 2003, Microsoft filed four counterclaims against us. The presiding judge dismissed two of the four Microsoft counterclaims.

On April 1, 2004, we entered into several agreements with Microsoft including an agreement to settle all pending litigation between the two companies. Pursuant to the settlement agreement, Microsoft agreed to pay to us the amount of $700 million.

Pursuant to a patent covenant and stand-still agreement, the parties agreed not to sue each other for past damages for patent infringement with respect to the other party’s products and technologies (the Covenant Not to Sue for Damages). Each year until 2014, Microsoft has the option of extending the Covenant Not to Sue for Damages to apply to the preceding year in exchange for an annual extension payment, so long as Microsoft has made all previous annual extension payments and so long as Microsoft has not sued us or authorized licensees of our commercial products for patent infringement prior to such time. At the end of the ten-year term, if Microsoft has made all such payments and not brought any such suits, then each party will automatically grant to the other party irrevocable, non-exclusive, perpetual licenses under all of its patents and patent applications existing at the end of such period in order to allow such other party to continue to commercialize its products shipping at the end of such period. Microsoft also agreed to pay to us the amount of $900 million under this patent covenant and standstill agreement.

Pursuant to a technical collaboration agreement, each party agreed to provide the other party with access to aspects of its desktop and server-based technology for use in developing interoperable server products. Microsoft also agreed to pay to us the amount of $350 million as a prepaid nonrefundable royalty under this technical collaboration agreement.

Based on the agreements with Microsoft described above, we recognized $54 million in settlement income in each of fiscal 2007, 2006 and 2005, and will maintain a deferred gain of approximately $352 million, primarily related to the prepaid nonrefundable royalty paid by Microsoft under the technical collaboration agreement, as other non-current obligations until the earlier of usage of the royalties by Microsoft or such time as all our obligations have been met.

13.    Stockholders’ Equity

Stockholders’ Rights Plan

Effective May 31, 2006, our Board of Directors voted to terminate our Stockholders’ Rights Plan, which was originally scheduled to expire on July 25, 2012.

Authorized Preferred Stock

We are authorized to issue up to 10 million shares of preferred stock, with preferences to be determined at the discretion of the Board of the Directors at the time of the issuance. As of June 30, 2007, we have no preferred stock issued and outstanding.

Common Stock Repurchase Programs

In May 2007, our Board of Directors authorized management to repurchase up to $3 billion of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions, repayment of debt, and our share price. During the fiscal year ended June 30, 2007 we repurchased approximately 38.8 million shares or $200 million of common stock under this repurchase authorization. During fiscal years 2006 and 2005, we did not repurchase common stock under our prior repurchase authorization announced in February 2001, which was canceled at the inception of the new plan. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. As of June 30, 2007, approximately $2.8 billion of the $3 billion authorized remains available for stock repurchases.

When treasury shares are reissued, any excess of the acquisition costs of the shares, determined on a first-in-first-out basis, over the proceeds from reissuance is charged to additional paid-in-capital to the extent of previous credits on similar transactions, with any remaining amounts charged to retained earnings.

14.    Stock-based Compensation And Employee Benefit Plans

Stock-Based Compensation

We have a stock-based compensation program that provides our Board of Directors with broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and restricted stock awards. These awards to employees are granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting 20% on each annual anniversary of the grant date over five years and expire eight years from the grant date. Restricted stock awards are generally time-based and vest 50% in two tranches within a five year period from the grant date. We use the straight line attribution method for recognizing the expense associated with these grants. We also have a Directors’ Stock Option Plan that provides for the automatic grant of stock options to non-employee members of our Board of Directors on the date such person initially becomes a director, and on the date of each annual meeting of stockholders at which such persons are re-elected as directors. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the date of purchase. Shares issued as a result of stock option exercises, restricted stock awards and our ESPP are generally first issued out of treasury stock. As of June 30, 2007, we had approximately 377 million shares of common stock reserved for future issuance under these plans.

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

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, ESPP and options assumed as a result of our acquisitions included in our Consolidated Statements of Operations (in millions):

	Fiscal Year Ended June 30, 2007	Fiscal Year Ended June 30, 2006
Cost of sales — products	$13	$10
Cost of sales — services	31	29
Research and development	64	74
Selling, general and administrative	106	112

Total stock-based compensation expense	$214	$225

Net cash proceeds from the exercise of stock options were $163 million, $129 million and $103 million for the years ended June 30, 2007, 2006 and 2005, respectively.

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

The following table illustrates the effect on net loss after tax and net loss per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the fiscal year ended June 30, 2005 as follows (in millions, except per share amounts):

2005
Pro forma net loss:
Net loss after tax	$(107)
Add: stock-based compensation costs included in reported net loss (net of tax effects of $0)	19
Deduct: stock-based compensation costs (net of tax effects of $0) under SFAS 123	(766)

Pro forma net loss after tax	$(854)

Pro forma basic and diluted net loss per common share:
Pro forma shares used in the calculation of pro forma net loss per common share-basic and diluted	3,368
Pro forma net loss per common share-basic and diluted	$(0.25)
Reported net loss per common share-basic and diluted	$(0.03)

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended June 30, 2007, 2006 and 2005:

	Options			Employee Stock Purchase Plan
	2007	2006	2005	2006	2005
Expected life (in years)	4.6	4.8	5.7	0.5	0.5
Interest rate	4.69%	4.41%	3.68%	4.0%	1.74%
Volatility	46.00%	52.74%	64.60%	35.29%	41.31%
Dividend yield	—	—	—	—	—
Weighted-average fair value at grant date	$2.27	$2.10	$2.36	$0.92	$1.05

Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Stock option activity for the three years ended June 30, 2007, is as follows (in millions, except per share and term amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2004	603	$12.85	4.9	$154
Grants and acquisition-related assumed options	87	3.80
Exercises	(36)	2.85
Forfeitures or expirations	(97)	13.61

Outstanding at June 30, 2005	557	$11.94	4.6	$38
Grants and acquisition-related assumed options	97	3.40
Exercises	(41)	3.17
Forfeitures or expirations	(90)	10.55

Outstanding at June 30, 2006	523	$11.28	4.3	$140
Grants and acquisition-related assumed options	28	5.09
Exercises	(47)	3.46
Forfeitures or expirations	(88)	12.35

Outstanding at June 30, 2007	416	$11.53	3.8	$329

Exercisable at June 30, 2007	297	$14.46	3.0	$199

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of our fiscal year 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised were $99 million and $57 million for the years ended June 30, 2007 and 2006, respectively. Total fair value of options vested are $120 million and $251 million for the years ended June 30, 2007 and 2006, respectively.

As of June 30, 2007 and 2006, $220 million and $344 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of two and three years, respectively.

The following table summarizes our restricted stock and restricted stock unit activity for the years ended June 30, 2007 (in millions, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted stock at June 30, 2004	2	$36.93
Granted	1	3.9
Vested	(1)	40.84
Forfeited	—	—

Restricted stock at June 30, 2005	2	$4.80
Granted	46	4.15
Vested	—	—
Forfeited	(2)	4.09

Restricted stock at June 30, 2006	46	$4.16
Granted	40	5.29
Vested	(20)	3.79
Forfeited	(7)	4.57

Restricted stock at June 30, 2007	59	$5.00

As of June 30, 2007, we retained purchase rights to 674,250 shares of restricted stock issued pursuant to stock purchase agreements and other stock plans at a weighted-average price of approximately $0.01.

As of June 30, 2007, $246 million of total unrecognized compensation costs related to restricted stock is expected to be recognized over a weighted-average period of four years.

Defined contribution plans

We have a 401(k) plan known as the Sun Microsystems, Inc. Tax Deferred Retirement Savings Plan (Plan). The Plan is available to all regular employees on our U.S. payroll and provides employees with tax deferred salary deductions and alternative investment options. The Plan does not provide employees with the option to invest in our common stock. Employees may contribute up to 30% of their salary, subject to certain limitations. We match employees’ contributions to the Plan at a maximum of 4% of eligible compensation up to the annual maximum of $6,800. We expensed $86 million, $83 million and $74 million in the fiscal 2007, 2006 and 2005, respectively, for our contributions to the Plan. Our contributions to the Plan vest 100% upon contribution.

Defined benefit plans

We provide certain defined benefit pension plans in countries primarily outside the U.S. We deposit funds for certain of these plans, consistent with the requirements of local law, with insurance companies, third-party trustees, or into government-managed accounts, and accrue for the unfunded portion of the obligation. The assumptions used in calculating the obligation for these plans depend on the local economic environment. The projected benefit obligations were $310 million and $291 million as of June 30, 2007 and 2006, respectively. The related fair value of plan assets were $206 million and $170 million as of June 30, 2007 and 2006, respectively.

Our practice is to fund the various pension plans in amounts at least sufficient to meet the minimum requirements of local laws and regulations. The assets of the various plans are invested in corporate equities, corporate debt securities, government securities and other institutional arrangements. The portfolio of each plan depends on plan design and applicable local laws. Depending on the design of the plan, and local custom and market circumstances, the minimum liabilities of a plan may exceed qualified plan assets. Our contributions for fiscal 2007 and 2006 approximated $19 million and $20 million, respectively. The net amount recognized related to the funded status of the Plans approximated $29 million and $27 million, at June 30, 2007 and 2006, respectively.

Effective June 30, 2007, we adopted SFAS No. 158, which requires an employer to record non-cash adjustments to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Additionally, SFAS No. 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. This additional provision becomes effective for us in fiscal 2008. We do not expect the impact of the change in measurement date to have a material impact on the financial statements. The effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet at June 30, 2007 was immaterial.

15.    Industry Segment, Geographic, and Customer Information

We design, manufacture, market and service network computing infrastructure solutions that consist of Computer Systems (hardware and software), Storage (hardware and software), Support Services and Professional Services and Educational Services. Our organization is primarily structured in a functional manner. During the periods presented, our current Chief Executive Officer was identified as our Chief Operating Decision Maker (CODM) as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131).

Our CODM manages our company based primarily on broad functional categories of sales, services, manufacturing, product development and engineering and marketing and strategy. Our CODM reviews consolidated financial information on revenues and gross margins for products and services and also reviews operating expenses, certain of which had been allocated to our two operating segments. Our Product Group segment comprises our end-to-end networking architecture of computing products including our Computer Systems and Storage product lines. Our Services Group segment comprises a full range of services to existing and new customers, including Support Services and Professional Services and Educational Services. StorageTek’s former storage and services segments have been included in our Product Group and Services Group segments, respectively.

We have a Worldwide Operations (WWOPS) organization and a Global Sales and Services (GSS) organization (formerly known as the Global Sales Organization (GSO)) that are responsible for the manufacturing and sale, respectively, of all of our products. The CODM holds the GSS accountable for overall products and services revenue and margins on a consolidated level. GSS and WWOPS manage the majority of our accounts receivable and inventory, respectively. In addition, we have a Worldwide Marketing Organization (WMO) that is responsible for developing and executing our overall corporate, strategic and product marketing and advertising strategies. The CODM looked to this functional organization for advertising, pricing and other marketing strategies for the products and services delivered to market. Operating expenses (primarily sales, marketing and administrative) related to the GSS and the WMO are not allocated to the reportable segments and, accordingly, are included under the Other segment reported below.

Segment information

The following table presents revenues, operating income (loss) and total assets for our segments for the three years ended June 30, 2007. The Other segment consists of certain functional groups that did not meet the requirements for a reportable segment as defined by SFAS 131, such as GSS and WMO and other miscellaneous functions such as Finance, Human Resources, and Legal (in millions):

	Product Group	Services Group	Other		Total
2007
Revenues	$8,771	$5,102	$—		$13,873
Operating income (loss)	1,953	2,236	(3,880	)(1)	309
Total assets	2,049	1,953	11,836		15,838

2006
Revenues	$8,371	$4,697	$—		$13,068
Operating income (loss)(3)	1,501	1,816	(4,187	)(1)	(870)
Total assets(2)	2,098	1,762	11,222		15,082

2005
Revenues	$7,126	$3,944	$—		$11,070
Operating income (loss)	1,172	1,476	(3,025	)(1)	(377)
Total assets	627	398	13,165		14,190

(1)	Includes restructuring charges and purchased in-process research and development.
(2)	Total assets by segment reported for fiscal 2006 have been adjusted to correct the allocation of StorageTek goodwill between our Product and Services group segments.
(3)	Services group and other operating income reported for the fiscal year ended June 30, 2006 has been adjusted to reflect an immaterial correction in cost allocation to properly report segment performance.

Product information

Our product classes comprise revenue from Computer Systems products and Storage products. Our services revenue consists of sales from two classes of services: (1) Support Services, which consists of maintenance and managed services and (2) Professional Services and Educational Services, which consists of technical consulting to help customers plan, implement, and manage distributed network computing environments and developing and delivering integrated learning solutions for enterprises, IT organizations, and individual IT professionals. The following table provides external revenue for similar classes of products and services for the last three fiscal years (in millions):

	2007	2006	2005
Computer Systems products	$6,455	$5,997	$5,826
Storage products	2,316	2,374	1,300

Total products revenue	$8,771	$8,371	$7,126

Support Services	$3,962	$3,678	$3,031
Professional Services and Educational Services	1,140	1,019	913

Total services revenue	$5,102	$4,697	$3,944

Geographic information

Our significant operations outside the U.S. include manufacturing facilities, design centers, and sales offices in Europe, Middle East, and Africa (EMEA), as well as the Asia Pacific (APAC) and Canada and Latin America (International Americas). Intercompany transfers between operating segments and geographic areas are primarily accounted for at prices that approximate arm’s length transactions. In fiscal 2007, 2006 and 2005, sales between segments are recorded at standard cost. Information regarding geographic areas at June 30, and for each of the years then ended, was as follows (in millions):

	U.S.	International Americas	Americas — Total	EMEA	APAC	Total
2007
Sales to unaffiliated customers	$5,641	$863	$6,504	$4,999	$2,370	$13,873
Long-lived assets (excluding investments and deferred tax assets)	3,925	158	4,083	797	88	4,968
2006
Sales to unaffiliated customers(1)	$5,535	$755	$6,290	$4,646	$2,132	$13,068
Long-lived assets (excluding investments and deferred tax assets)	4,993	133	5,126	617	104	5,847
2005
Sales to unaffiliated customers	$4,392	$590	$4,982	$4,152	$1,936	$11,070
Long-lived assets (excluding investments and deferred tax assets)	2,164	46	2,210	401	94	2,705

(1)	Geographic revenue reported for fiscal 2006 has been adjusted to reflect an immaterial correction in intercompany revenue to properly report country origin.

Customer information

In January 2007, Access Distribution, the largest distributor of our products, was sold to Avnet, Inc. by General Electric Company. Avnet, which was StorageTek’s largest distributor, became a distributor of Sun products after our acquisition of StorageTek in August 2005. Sales to Avnet and Access Distribution accounted for approximately 11%, 11%, and 13% of net revenues in fiscal 2007, 2006 and 2005, respectively. No other customer accounted for more than 10% of our net revenues. Accounts receivable from Avnet and Access Distribution and its subsidiaries in the aggregate was approximately 13% and 12% of total accounts receivable as of June 30, 2007 and 2006, respectively.

16.    Related Parties

In fiscal 2007, 2006, and 2005, we conducted transactions with Intuit, Inc. (Intuit) that was considered a related party. Stephen Bennett, the President and Chief Executive Officer of Intuit was appointed a member of our Board of Directors effective June 2004. The amount of net revenues and expenses recognized for Intuit since Mr. Bennett’s appointment were not material.

In fiscal 2007, we conducted transactions with Flextronics International Ltd. and its subsidiaries (Flextronics) that were considered related parties. Michael Marks, the Chairman of Flextronics’s Board of Directors, was appointed a member of our Board of Directors effective April 2007. The amount of net revenues and expenses recognized for Flextronics since Mr. Marks’ appointment were not material.

17.    Subsequent Events

On August 1, 2007, the Board of Directors approved a restructuring plan to better align our resources with our strategic business objectives, including reducing our workforce. We expect to incur total charges ranging from $100 million to $150 million over the next several quarters in connection with the restructuring plan, the majority of which relates to cash severance costs, and is expected to be incurred in the first half of the fiscal year ended June 30, 2008.

18.    Quarterly Financial Data (Unaudited)

Our first three quarters in fiscal 2007 ended on October 1, December 31 and April 1 and in fiscal 2006 ended on September 25, December 25 and March 26. Our fourth quarter ends on June 30.

The following tables contain selected unaudited Consolidated Statement of Operations data for each quarter of fiscal 2007 and 2006 (in millions, except per share amounts):

	Fiscal 2007 Quarter Ended
	October 1	December 31	April 1	June 30
Net revenues	$3,189	$3,566	$3,283	$3,835
Gross margin	1,388	1,604	1,461	1,812
Operating income (loss)	(64)	93	(45)	325
Net income (loss)	(56)	133	67	329
Net income (loss) per common share(1):
Basic	(0.02)	0.04	0.02	0.09
Diluted	(0.02)	0.04	0.02	0.09
Weighted average shares outstanding:
Basic	3,497	3,525	3,548	3,555
Diluted	3,497	3,626	3,661	3,632

	Fiscal 2006 Quarter Ended
	September 25	December 25	March 26	June 30
Net revenues	$2,726	$3,337	$3,177	$3,828
Gross margin	1,202	1,421	1,367	1,639
Operating loss	(137)	(186)	(212)	(335)
Net loss	(123)	(223)	(217)	(301)
Net loss per common share(1):
Basic and diluted	(0.04)	(0.07)	(0.06)	(0.09)
Weighted average shares outstanding:
Basic and diluted	3,407	3,424	3,443	3,475

(1)	Net income (loss) per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual per common share information.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sun Microsystems, Inc.

We have audited the accompanying consolidated balance sheets of Sun Microsystems, Inc. as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sun Microsystems, Inc. at June 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 14 to the consolidated financial statements, in fiscal year 2006, Sun Microsystems, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sun Microsystems, Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California

August 27, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sun Microsystems, Inc.

We have audited Sun Microsystems, Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sun Microsystems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Sun Microsystems, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sun Microsystems, Inc. as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007 and our report dated August 27, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California

August 27, 2007

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) of the Securities Exchange Act of 1934). This evaluation included consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Based on the results of our evaluation, management assessed the effectiveness of our internal control over financial reporting as of June 30, 2007, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on the results of this assessment, management (including our chief executive officer and our chief financial officer) has concluded that, as of that date, our internal control over financial reporting was effective.

The attestation report concerning the effectiveness of our internal control over financial reporting as of June 30, 2007, issued by Ernst & Young LLP, Independent Registered Public Accounting Firm, appears on page 83 of our Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our executive officers is incorporated herein by reference to Part I, Item 1, above.

The following information is incorporated herein by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after our fiscal year end of June 30, 2007 (the Proxy Statement):

•	Information regarding our directors is set forth under “Election of Directors.”

•	Information regarding compliance with Section16(a) is set forth under “Section 16(a) Beneficial Ownership Reporting Compliance.”

•	Information regarding our code of ethics is set forth under “Corporate Governance — Standards of Business Conduct.”

•	Information regarding our Audit Committee and designated “audit committee financial experts” is set forth under “About our Board and Its Committees — Audit Committee.”

ITEM 11.    EXECUTIVE COMPENSATION

The following information is incorporated herein by reference to the Proxy Statement:

•	Information regarding the compensation of our named executive officers is set forth under “Executive Compensation.”

•	Information regarding the compensation of our directors is set forth under “Director Summary Compensation Table for Fiscal 2007.”

•	Information regarding compensation committee interlocks and insider participation is set forth under “Compensation Committee Interlocks and Insider Participation.”

•	Our Compensation Committee Report is set forth under “Report of the Compensation Committee.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners, directors and executive officers is incorporated herein by reference to the Proxy Statement and is set forth under “Common Stock Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

The following table presents a summary of outstanding stock options and securities available for future grant under our stockholder approved and non-stockholder-approved equity compensation plans as of June 30, 2007 (in millions, except per share amounts).

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (excluding ESPP)	431	$10.68	276
Equity compensation plans not approved by security holders (excluding ESPP)	44	$4.43	31

Total (excluding ESPP)	475	$10.11	307
Equity compensation plans approved by security holders (ESPP only)	N/A	N/A	70
Equity compensation plans not approved by security holders (ESPP only)	N/A	N/A	N/A

Total (ESPP only)	N/A	N/A	70

All plans	475	$10.11	377

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information is incorporated herein by reference to the Proxy Statement:

•	Information regarding transactions with related persons is set forth under “Certain Related Person Transactions.”

•	Information regarding director independence is set forth under “Election of Directors.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal auditor fees and services is incorporated herein by reference to the Proxy Statement and is set forth under “Audit and Non-Audit Fees.”

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 61 of this report.

2.	Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.	Exhibits:

Exhibit Number	Exhibit Description	Management Contract or Compensatory Plan or Arrangement	Incorporated by Reference
			Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation, dated September 8, 2006.	No	10-K	3.1	September 8, 2006
3.2	Bylaws of the Registrant, as amended August 1, 2007.	No	8-K	3.2	April 30, 2007
4.1	Indenture, dated August 1, 1999 (the “Indenture”) between Registrant and The Bank of New York, as Trustee.	No	8-K	4.1	August 6, 1999
4.2	Form of Subordinated Indenture.	No	8-K	4.2	August 6, 1999
4.3	Officers’ Certificate Pursuant to Section 301 of the Indenture, without exhibits, establishing the terms of Registrant’s Senior Notes.	No	8-K	4.3	August 6, 1999
4.4	Form of Senior Note.	No	8-K	4.4	August 6, 1999
4.5	Indenture Related to the 0.625% Convertible Notes, Due 2012, between Registrant and U.S. National Association, as Trustee (including Form of 0.625% Convertible Senior Note Due 2012.	No	8-K/A	4.1	February 2, 2007
4.6	Indenture Related to the 0.750% Convertible Notes, Due 2014, between Registrant and U.S. National Association, as Trustee (including Form of 0.750% Convertible Senior Note Due 2014.	No	8-K/A	4.2	February 2, 2007
4.7	Registration Rights Agreement, dated as of January 26, 2007, between Registrant and KKR PEI Solar Holdings II, Ltd. And Citibank, N.A.	No	8-K/A	4.3	February 2, 2007
10.1	1990 Long-Term Equity Incentive Plan, as amended on January 25, 2006 (the “1990 Plan”).	Yes	10-K	10.1	September 8, 2006
10.2	Representative form of stock option grant agreement for Section 16 officers under the 1990 Plan.	Yes	10-Q	10.2	May 5, 2006
10.3	Representative form of restricted stock grant agreement for Section 16 officers under the 1990 Plan.	Yes	10-K	10.3	September 13, 2005
10.4	Representative form of restricted stock unit grant agreement for Section 16 officers under the 1990 Plan.	Yes
10.5	Representative form of performance restricted stock unit agreement for Section 16 officers under the 1990 Plan.	Yes
10.6	1988 Directors’ Stock Option Plan, as amended on April 25, 2007 (the “Directors’ Plan”).	Yes	8-K	10.1	April 30, 2007
10.7	Representative form of stock option grant agreement under the Directors’ Plan.	Yes

Exhibit Number	Exhibit Description	Management Contract or Compensatory Plan or Arrangement	Incorporated by Reference
			Form	Exhibit	Filing Date
10.8	Equity Compensation Acquisition Plan, as amended on January 31, 2007 (the “ECAP”).	Yes	10-Q	10.1	May 9, 2007
10.9	U.S. Non-Qualified Deferred Compensation Plan, as amended June 30, 2002.	Yes	10-Q	10.84	May 13, 2002
10.10	Amendment to U.S. Non-Qualified Deferred Compensation Plan, effective January 1, 2005	Yes	10-Q	10.3	February 3, 2006
10.11	Amendment to U.S. Non-Qualified Deferred Compensation Plan, effective January 1, 2007	Yes	10-Q	10.5	February 9, 2007
10.12	2005 U.S. Non-Qualified Deferred Compensation Plan, amended and restated effective January 1, 2005	Yes	10-Q	10.4	February 9, 2007
10.13	Amendment to 2005 U.S. Non-Qualified Deferred Compensation Plan, effective January 1, 2007	Yes	10-Q	10.5	February 9, 2007
10.14	Section 162(m) Executive Officer Performance-Based Bonus Plan, effective July 1, 2006.	Yes	10-K	10.11	September 8, 2006
10.15	U.S. Vice President Severance Plan and Summary Plan Description, effective as of May 1, 2006.	Yes	10-K	10.12	September 8, 2006
10.16	U.S. Vice President Involuntary Separation Plan and Summary Plan Description, effective as of November 2, 2006.	Yes	10-K	10.13	September 8, 2006
10.17	Form of Change of Control Agreement executed by each executive officer, other than the Chief Executive Officer of Registrant.	Yes	10-K	10.14	September 8, 2006
10.18	Form of Change of Control Agreement executed by the Chairman of the Board and Chief Executive Officer of Registrant.	Yes	10-K	10.15	September 8, 2006
10.19	Form of Indemnification Agreement executed by each Board member and executive officer of Registrant.	Yes	10-K	10.104	September 30, 2002
10.20	Chief Executive Officer Bonus Terms for FY07 under the Section 162(m) Executive Officer Performance-Based Bonus Plan.	Yes	10-Q	10.1	November 9, 2006
10.21	Executive Officer Bonus Terms for FY07 under the Section 162(m) Executive Officer Performance-Based Bonus Plan.	Yes	10-Q	10.2	November 9, 2006
10.22	Purchase Agreement, dated January 23, 2007, by and among Registrant, the Purchasers Named in Exhibit A Attached Thereto, Kohlberg Kravis Roberts & Co., LP and KKR PEI Investments, L.P.	No	8-K/A	10.1	February 2, 2007
10.23	Changes to the Named Executive Officer Base Salary and Bonus Targets.	Yes	10-Q	10.3	February 9, 2007
10.24	Compensation Terms for Jonathan I. Schwartz.	Yes	10-K	10.20	September 8, 2006
10.25	Compensation Terms for Scott G. McNealy.	Yes	10-K	10.19	September 8, 2006
10.26	Amendment to Compensation Terms for Jonathan I. Schwartz.	Yes	10-Q	10.1	February 9, 2007
10.27	Amendment to Compensation Terms for Scott G. McNealy.	Yes	10-Q	10.2	February 9, 2007
21.1	Subsidiaries of Registrant.	No
23.1	Consent of Independent Registered Public Accounting Firm.	No
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.	No
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.	No
32.1	Section 1350 Certificate of Chief Executive Officer.	No
32.2	Section 1350 Certificate of Chief Financial Officer.	No

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 28, 2007	SUN MICROSYSTEMS, INC. Registrant

	By:	/s/ MICHAEL E. LEHMAN
(Michael E. Lehman) Chief Financial Officer and Executive Vice President, Corporate Resources

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonathan I. Schwartz and Michael A. Dillon, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT G. McNEALY (Scott G. McNealy)	Chairman of the Board of Directors	August 28, 2007

/s/ JONATHAN I. SCHWARTZ (Jonathan I. Schwartz)	Chief Executive Officer, President and Director (Principal Executive Officer)	August 28, 2007

/s/ MICHAEL E. LEHMAN (Michael E. Lehman)	Chief Financial Officer and Executive Vice President, Corporate Resources (Principal Financial Officer)	August 28, 2007

/s/ V. KALYANI CHATTERJEE (V. Kalyani Chatterjee)	Vice President and Corporate Controller (Principal Accounting Officer)	August 28, 2007

/s/ JAMES L. BARKSDALE (James L. Barksdale)	Director	August 28, 2007

/s/ STEPHEN M. BENNETT (Stephen M. Bennett)	Director	August 28, 2007

/s/ PETER L.S. CURRIE (Peter L.S. Currie)	Director	August 28, 2007

/s/ ROBERT J. FINOCCHIO, Jr. (Robert J. Finocchio, Jr.)	Director	August 28, 2007

Signature	Title	Date

/s/ MICHAEL E. MARKS (Michael E. Marks)	Director	August 28, 2007

/s/ PATRICIA E. MITCHELL (Patricia E. Mitchell)	Director	August 28, 2007

/s/ M. KENNETH OSHMAN (M. Kenneth Oshman)	Director	August 28, 2007

/s/ P. ANTHONY RIDDER (P. Anthony Ridder)	Director	August 28, 2007