Form 10-Q
period 2007-09-30
SUN MICROSYSTEMS, INC.
filed 2007-11-08
CIK 709519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2007
Common Stock - $0.00067 par value	3,314,328,016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share amounts)

	Three Months Ended
	September 30, 2007	October 1, 2006
Net revenues:
Products	$1,980	$1,959
Services	1,239	1,230

Total net revenues	3,219	3,189

Cost of sales:
Cost of sales-products (including stock-based compensation expense of $3 and $3(1))	1,029	1,123
Cost of sales-services (including stock-based compensation expense of $8 and $8(1))	629	678

Total cost of sales	1,658	1,801

Gross margin	1,561	1,388

Operating expenses:
Research and development (including stock-based compensation expense of $14 and $18(1))	446	473
Selling, general and administrative (including stock-based compensation expense of $23 and $29(1))	939	958
Restructuring charges and related impairment of long-lived assets	113	21

Total operating expenses	1,498	1,452

Operating income (loss)	63	(64)
Gain on equity investments, net	22	—
Interest and other income, net	58	42

Income (loss) before income taxes	143	(22)
Provision for income taxes	54	34

Net income (loss)	$89	$(56)

Net income (loss) per common share-basic and diluted	$0.03	$(0.02)

Shares used in the calculation of net income/loss per common share-basic	3,464	3,497

Shares used in the calculation of net income/loss per common share-diluted	3,537	3,497

(1)	For the three months ended September 30, 2007 and October 1, 2006, respectively.

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	September 30, 2007	June 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,752	$3,620
Short-term marketable debt securities	1,067	962
Accounts receivable (net of bad debt reserves of $75 and $81(1))	2,203	2,964
Inventories	571	524
Deferred and prepaid tax assets	214	200
Prepaid expenses and other current assets, net	1,083	1,058

Total current assets	7,890	9,328

Property, plant and equipment (net of accumulated depreciation of $3,533 and 3,573(1))	1,556	1,533
Long-term marketable debt securities	1,374	1,360
Goodwill	2,466	2,514
Other acquisition-related intangible assets, net	559	633
Other non-current assets, net	513	470

	$14,358	$15,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,140	$1,381
Accrued payroll-related liabilities	649	842
Accrued liabilities and other	1,044	935
Deferred revenues	1,944	2,073
Warranty reserve	217	220

Total current liabilities	4,994	5,451

Long-term debt	1,270	1,264
Long-term deferred revenues	630	659
Other non-current obligations	1,271	1,285
Stockholders’ equity:
Preferred stock ($0.001 par value, 10 shares authorized; no shares issued and outstanding)	—	—
Common stock and additional paid-in-capital ($0.00067 par value, 7,200 shares authorized; issued and outstanding: 3,602 shares and 3,602 shares(1))	7,064	6,987
Treasury stock, at cost: (304 shares and 68 shares(1))	(1,535)	(311)
Retained earnings	282	189
Accumulated other comprehensive income	382	314

Stockholders’ equity	6,193	7,179

	$14,358	$15,838

(1)	For the quarter ended September 30, 2007 and for the year ended June 30, 2007, respectively.

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Three Months Ended
	September 30, 2007	October 1, 2006
Cash flows from operating activities:
Net income (loss)	$89	$(56)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of other acquisition-related intangible assets	74	81
Other depreciation and amortization	119	123
Stock-based compensation expense	48	58
Gain on investments and other, net	(17)	—
Impairment of assets	—	8
Deferred taxes	8	(3)
Changes in operating assets and liabilities:
Accounts receivable, net	770	672
Inventories	(44)	(71)
Prepaid and other assets	(46)	2
Accounts payable	(283)	(151)
Other liabilities	(144)	(540)

Net cash provided by operating activities	574	123

Cash flows from investing activities:
Decrease in restricted cash	3	—
Purchases of marketable debt securities	(637)	(675)
Proceeds from sales of marketable debt securities	251	515
Proceeds from maturities of marketable debt securities	269	136
Proceeds from sales of equity investments, net	30	7
Proceeds from sales (purchases) of property, plant and equipment, net	(127)	160

Net cash provided by (used in) investing activities	(211)	143

Cash flows from financing activities:
Proceeds from issuance of common stock, net	23	27
Principal payments on borrowings and other obligations	(4)	(500)
Purchase of common stock under 2007 Stock Repurchase Plan	(1,250)	—

Net cash used in financing activities	(1,231)	(473)

Net decrease in cash and cash equivalents	(868)	(207)
Cash and cash equivalents, beginning of period	3,620	3,569

Cash and cash equivalents, end of period	$2,752	$3,362

See accompanying notes.

SUN MICROSYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

We provide network computing infrastructure product and service solutions. A consistent vision, “The Network is the Computer™,” has been the driving force behind our technology innovation for over 25 years. Our core brands include the Java™ technology platform, the Solaris™ operating system, Sun StorageTek™ storage solutions and the UltraSPARC® processor. By investing in research and development, we create products and services that address the complex information technology issues that customers face today, including increasing demands for network access, bandwidth and storage. This demand is driven by our ability to expand our network’s reach by sharing our technologies with the user community, which in turn presents a greater opportunity for us to provide the infrastructure that runs the network.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Our first three quarters in fiscal year 2008 end on September 30, 2007, December 30, 2007, and March 30, 2008. In fiscal year 2007, the quarters ended on October 1, 2006, December 31, 2006, and April 1, 2007. The fourth quarter in all fiscal years ends on June 30.

Basis of Presentation

The accompanying condensed consolidated financial statements (Interim Financial Statements) include the accounts of Sun and its subsidiaries. Intercompany accounts and transactions have been eliminated. Certain amounts from prior periods have been reclassified to conform to current year presentation. Cash flows associated with spare parts are now included in net cash provided by operating activities.

Our interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements and accounting policies, consistent, in all material respects, with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the SEC on August 29, 2007 (2007 Form 10-K). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates. Our interim financial statements are unaudited but reflect all adjustments, including normal recurring adjustments management considers necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated balance sheet as of June 30, 2007 has been derived from the audited consolidated balance sheet as of that date. The information included in this report should be read in conjunction with our 2007 Form 10-K.

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

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares, and similar equity instruments granted by us are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding would include the dilutive effect of in-the-money options, calculated based on the average share price for each fiscal period using the treasury stock method, had there been any during the period. Under the treasury stock method, the amount the employee (or purchaser of the written call options) must pay for exercising stock options, the amount of compensation cost for future service that we have not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. Additionally, under the treasury stock method the amount the purchaser of the written call options must pay for exercising stock options is assumed to be used to repurchase shares.

For the three month period ending September 30, 2007, we added 73 million common equivalent shares to our basic-weighted-average shares outstanding to compute the diluted weighted-average shares outstanding. We are required to include these dilutive shares in our calculations of net income per share for this period because we earned a profit. If we had earned a profit during the three month period ended October 1, 2006, we would have added 26 million common equivalent shares to our basic weighted-average shares outstanding to compute the diluted weighted-average shares outstanding for this period.

Shares used in the diluted net income per share calculations exclude anti-dilutive common equivalent shares, consisting of stock options, restricted stock awards, written call options and shares associated with convertible notes. These anti-dilutive common equivalent shares totaled 440 million shares and 441 million shares for the three month periods ending September 30, 2007, and October 1, 2006, respectively.

Recent Pronouncements

In June 2007, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) 07-3, “Accounting for NonRefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the effect that the adoption of EITF 07-3 will have on our consolidated financial statements and are not yet in a position to determine such effects.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48) which was effective for us on July 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods and disclosure. Our policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations. Refer to Footnote 8 of the condensed consolidated financial statements for further information regarding the impact of this pronouncement.

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

In July 2007, the FASB agreed to issue for comment a proposed FASB Staff Position (FSP) Accounting Principles Board (APB) 14-a addressing instruments which require the issuer to settle the principal amount in cash and the conversion spread in cash or common stock at the issuer’s option. Refer to our June 30, 2007, Form 10-K filed on August 29, 2007, for a discussion of the potential impact associated with this proposed FSP.

3. BALANCE SHEET DETAILS

Inventories

Inventories consisted of the following (in millions):

	September 30, 2007	June 30, 2007
Raw materials	$130	$125
Work in process	110	95
Finished goods	331	304

	$571	$524

Warranty Reserve

We accrue for our product warranty costs at the time of shipment. These product warranty costs are estimated based upon our historical experience and specific identification of product requirements and may fluctuate based on product mix.

The following table sets forth an analysis of warranty reserve activity (in millions):

Balance at June 30, 2007	$220
Charged to costs and expenses	73
Utilized	(76)

Balance at September 30, 2007	$217

4. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS, NET

Information regarding our goodwill by reportable segment is as follows (in millions):

	Product Group	Services Group	Total
Balance as of June 30, 2007	$1,278	$1,236	$2,514
Adjustment to acquired companies’ tax and restructuring reserves	(21)	(27)	(48)

Balance as of September 30, 2007	$1,257	$1,209	$2,466

Information regarding our other acquisition-related intangible assets is as follows (in millions):

	Gross Carrying Amount			Accumulated Amortization			Net
	June 30, 2007	Additions	September 30, 2007	June 30, 2007	Additions	September 30, 2007	September 30, 2007
Developed technology	$904	$—	$904	$(612)	$(34)	$(646)	$258
Customer base	651	—	651	(361)	(39)	(400)	251
Trademark	63	—	63	(14)	(1)	(15)	48
Acquired workforce and other	95	—	95	(93)	—	(93)	2

	$1,713	$—	$1,713	$(1,080)	$(74)	$(1,154)	$559

Amortization expense of other acquisition-related intangible assets was $74 million and $81 million for the three months ended September 30, 2007, and October 1, 2006, respectively. Our acquisition-related intangible assets are amortized primarily over periods ranging between one and five years on a straight-line basis.

Estimated amortization expense for other acquisition-related intangible assets on our September 30, 2007, balance sheet for the fiscal years ending June 30, is as follows (in millions):

Remainder of 2008	$220
2009	244
2010	51
2011	6
2012	7
Thereafter	31

$559

5. RESTRUCTURING CHARGES AND RELATED IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS 112, “Employers’ Accounting for Post Employment Benefits” (SFAS 112) and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), we recognized a total of $113 million and $21 million in restructuring and related impairment of long-lived assets in the three months ended September 30, 2007, and October 1, 2006, respectively. The determination of when we accrue for severance costs and which standard applies depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by SFAS 146 or under an on-going benefit arrangement as described in SFAS 112.

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

Restructuring Plan VII

In August 2007, we initiated a restructuring plan to further align our resources with our strategic business objectives (Restructuring Plan VII). Associated with the plan, in the first quarter of fiscal 2008, we notified approximately 600 employees of their termination and recognized total related severance and benefit costs of $104 million. Additionally, we incurred $4 million in expenses related to other restructuring related charges.

Restructuring Plan VI

In May 2006, we implemented a plan to better align our resources with our strategic business objectives (Restructuring Plan VI). This plan included reducing our workforce across certain business functions, operating units and geographic regions as well as implementing other expense reduction measures. Through the first quarter of fiscal 2008, excluding natural attrition and acquisition-related restructuring activity, we reduced our workforce by approximately 2,150 and recognized cumulative expenses relating to severance and benefit costs of $190 million, primarily in workforce reduction charges associated with Restructuring Plan VI.

Restructuring Plans Prior to Phase VI

Prior to the initiation of Restructuring Plans VI and VII, we implemented certain workforce reduction and facilities exit actions. All employees to be terminated under these plans had been notified and all facilities relating to the amounts accrued under these restructuring plans have been exited.

The following table sets forth an analysis of our restructuring accrual activity for the three months ended September 30, 2007 (in millions):

	Restructuring Plans
	VII		VI	Prior to VI
	Severance and Benefits	Facilities Related and Other	Severance and Benefits	Facilities Related and Other	Total
Balance as of June 30, 2007	$—	$—	$29	$246	$275
Severance and benefits	104	—	—	—	104
Property and equipment impairment and other	—	4	—	—	4
Provision adjustments	—	—	(2)	7	5

Total restructuring charges	104	4	(2)	7	113
Cash paid	(3)	—	(9)	(16)	(28)

Balance as of September 30, 2007	$101	$4	$18	$237	$360

The above restructuring charges are based on estimates that are subject to change. Changes to the previous estimates have been reflected as “Provision adjustments” on the above table in the period the changes in estimates were made. As of September 30, 2007, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $15 million. Accrued lease costs include accretion adjustments associated with the passage of time.

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next several quarters. Our accrual as of September 30, 2007, for facility-related leases (net of anticipated sublease proceeds), will be paid over their respective lease terms through fiscal 2016. As of September 30, 2007, of the total $360 million accrual for workforce reductions and facility-related leases, $174 million was classified as current accrued liabilities and other and the remaining $186 million was classified as other non-current obligations.

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

Acquisition-related Restructuring Costs

As a result of our acquisition of StorageTek in fiscal 2006, we recorded acquisition-related restructuring costs associated with the costs of integrating the operating locations and activities of StorageTek with those of Sun and eliminating duplicative activities. Emerging Issues Task Force (EITF) 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations” requires that these acquisition-related restructuring costs, which are not associated with the generation of future revenues and have no future economic benefit, be recorded as assumed liabilities in the allocation of the purchase price. As a result, during the year ended June 30, 2006, we recorded approximately $172 million of restructuring costs in connection with the StorageTek acquisition, which were based upon plans committed to by management. To estimate restructuring liabilities, management utilized assumptions of the number of employees that would be involuntarily terminated and of costs associated with the disposition of duplicate or excess acquired facilities. Decreases to the estimate of costs associated with executing the currently approved acquisition-related restructuring plans are recorded as adjustments to goodwill indefinitely, whereas increases to the estimates are recorded as adjustments to goodwill during the purchase price allocation period and as operating expenses thereafter. Accordingly, during the quarter ended September 30, 2007, decreases to the provision totaling $1 million were recorded as an adjustment to goodwill for severance and benefits and increases to the provision totaling $1 million for facilities-related restructuring were recorded as operating expenses. The following table sets forth an analysis of the acquisition-related restructuring liabilities for StorageTek for the three months ended September 30, 2007 (in millions):

	Severance and Benefits	Facilities Related	Termination of Contract	Total
Balance as of June 30, 2007	$17	$33	$1	$51
Cash paid	(4)	(3)	—	(7)
Provision adjustments	(1)	1	—	—

Balance as of September 30, 2007	$12	$31	$1	$44

As of September 30, 2007, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $4 million. The balance of the StorageTek severance accrual at September 30, 2007 is expected to be primarily utilized during the remainder of fiscal 2008 due to legal restrictions imposed in certain European countries and is expected to be funded through cash flows from the combined operations.

6. BORROWING ARRANGEMENTS

As of September 30, 2007 and June 30, 2007, the balance of long-term debt is as follows (in millions):

	Maturities	September 30, 2007	June 30, 2007
7.65% Senior Notes	2009	$550	$550
0.625% Convertible Notes	2012	350	350
0.75% Convertible Notes	2014	350	350
Interest rate swap agreements		21	17
Other		—	(2)

Total borrowing arrangements		1,271	1,265

Less: current maturities		(1)	(1)
Total carrying value long-term borrowing arrangements		$1,270	$1,264

Total fair value of long-term borrowings arrangements		$1,251	$1,233

For our publicly traded Senior Notes estimates of fair value are based on market prices. For our other debt, fair value is calculated based on rates currently estimated to be available to us for debt with similar terms and remaining maturities.

In July 2007, the FASB agreed to issue for comment a proposed FSP APB 14-a addressing instruments which require the issuer to settle the principal amount in cash and the conversion spread in cash or common stock at the issuer’s option. Please refer to our June 30, 2007 Form 10-K filed on August 29, 2007.

Uncommitted lines of credit

At September 30, 2007 and June 30, 2007, we and our subsidiaries had uncommitted lines of credit aggregating approximately $391 million and $386 million, respectively. No amounts were drawn from these lines of credit as of September 30, 2007 and June 30, 2007. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

7. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

In May 2007, our Board of Directors authorized management to repurchase up to $3 billion of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions, repayment of debt, and our share price. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The company repurchased 244.6 million shares, for an aggregate purchase price of approximately $1.25 billion, all of which are held as treasury stock and accounted for using the cost method.

When treasury shares are reissued, any excess of the acquisition costs of the shares, determined on a first-in-first-out basis, over the proceeds from reissuance is charged to additional paid-in-capital to the extent of previous credits on similar transactions, with any remaining amounts charged to retained earnings.

The stock repurchase activity under the stock repurchase program during the first three months of fiscal 2008 is summarized as follows (in millions, except per share amounts):

Three Months Ended September 30, 2007	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at June 30, 2007	38.8	$5.15	$200
Repurchase of common stock (under publicly announced plan)	244.6	5.11	1,250

Cumulative balance at September 30, 2007	283.4	$5.12	$1,450

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows (in millions):

	Three Months Ended
	September 30, 2007	October 1, 2006
Net income (loss)	$89	$(56)
Change in unrealized value of investments	(10)	(3)
Change in unrealized fair value of derivative instruments and other	11	3
Translation adjustments	67	37

	$157	$(19)

The components of accumulated other comprehensive income were as follows (in millions):

	September 30, 2007	June 30, 2007
Unrealized losses on investments, derivative instruments and other	$(19)	$(20)
Cumulative translation adjustments	401	334

	$382	$314

8. INCOME TAXES

On July 1, 2007, we adopted FIN 48. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48 on July 1, 2007, we increased the liability for net unrecognized tax benefits by $204 million. The cumulative effect of the change in accounting principle resulted in an increase in retained earnings of $9 million. In addition, the requirements of the adoption of FIN 48 resulted in adjustments to other balance sheet accounts of $213 million, principally related to the reclassification of a portion of the valuation allowance on our deferred tax assets. The total amount of gross unrecognized tax benefits at the date of adoption was $410 million.

Our policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations. Interest and penalties of $35 million were included in our tax reserves at July 1, 2007.

During the first quarter of fiscal 2008, as a result of the expiration of the statute of limitations with respect to certain acquisition-related tax reserves, the total amount of gross unrecognized tax benefits was reduced by $47 million, which was adjusted against goodwill.

The total amount of gross unrecognized tax benefits was $363 million as of September 30, 2007. Of this amount, $224 million would benefit our tax provision if realized. The remaining $139 million which relates to acquisition-related reserves and stock-based compensation would not affect the provision, as if realized, they would be adjusted against goodwill and additional paid in capital, respectively.

We conduct business globally and, as a result, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, France, Germany, Japan, Netherlands, United Kingdom and the United States. With few exceptions, we are no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations for fiscal years before 2001.

We are currently under examination by the IRS for tax returns filed for fiscal years 2003 through 2005. It is reasonably possible that this audit could be completed within the next twelve months with the Company and the IRS resolving all issues. If this occurs, we expect that there could be a reduction in our tax liabilities up to $134 million and a corresponding reduction in our tax effected net operating loss carryovers. In addition, we anticipate a refund of taxes relating to prior years of up to $26 million.

9. STOCK-BASED COMPENSATION

We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and restricted stock awards. These awards to employees are granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting 20% on each annual anniversary of the grant date over five years and expire eight years from the grant date. Restricted stock awards are generally time-based and vest 50% in two tranches within a five year period from the grant date. We also have a Directors’ Stock Option Plan that provides for the automatic grant of stock options to non-employee members of our Board of Directors on the date such person initially becomes a director, and on the date of each annual meeting of stockholders at which such persons are re-elected as directors. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the date of purchase. Shares issued as a result of stock option exercises, restricted stock awards and our ESPP are generally first issued out of treasury stock. As of September 30, 2007, we had approximately 387 million shares of common stock reserved for future issuance under these plans.

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

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, ESPP and options assumed as a result of our acquisitions included in our condensed consolidated statements of operations (in millions):

	Three Months Ended
	September 30, 2007	October 1, 2006
Cost of sales - products	$3	$3
Cost of sales - services	8	8
Research and development	14	18
Selling, general and administrative	23	29

Stock-based compensation expense	$48	$58

Net cash proceeds from the exercise of stock options were $28 million and $38 million for the three months ended September 30, 2007, and October 1, 2006, respectively.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended September 30, 2007 and October 1, 2006, respectively:

	Options
	September 30, 2007	October 1, 2006
Expected life (in years)	5.1	4.6
Interest rate	4.61%	4.99%
Volatility	43.29%	48.14%
Dividend yield	—	—
Weighted-average fair value at grant date	$2.29	$1.97

Our computation of expected volatility for the quarter ended September 30, 2007 is based on a combination of historical and market-based implied volatility. Our computation of expected life is based on historical settlement patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option activity for the three months ended September 30, 2007, is as follows (in millions, except per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2007	416	$11.53	3.8	$329
Grants	10	5.10
Exercises	(8)	3.59
Forfeitures or expirations	(24)	15.20

Outstanding at September 30, 2007	394	$11.28	3.8	$399

Exercisable at September 30, 2007	289	$13.81	3.0	$263

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between Sun’s closing stock price on the last trading day of our first quarter of fiscal 2008 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the fair market value of Sun’s stock. The total intrinsic value of options exercised was $10 million and $18 million for the three months ended September 30, 2007 and October 1, 2006, respectively. The total fair value of options that vested during the three months ended September 30, 2007 and October 1, 2006, was $46 million and $53 million, respectively.

As of September 30, 2007, $205 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of two years.

The following table summarizes our restricted stock and restricted stock unit activity for the three months ended September 30, 2007 (in millions, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value (per share)
Restricted stock at June 30, 2007	59	$5.00
Granted	5	5.33
Vested	(1)	5.07
Forfeited	(2)	4.96

Restricted stock at September 30, 2007	61	$5.03

As of September 30, 2007, we retained purchase rights to 407,500 shares issued pursuant to stock purchase agreements and other stock plans at a weighted-average price of approximately $0.01.

As of September 30, 2007 , $228 million of total unrecognized compensation costs related to restricted stock is expected to be recognized over a weighted-average period of four years.

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

Our CODM manages our company based primarily on broad functional categories of sales, services, manufacturing, product development and engineering and marketing and strategy. Our CODM reviews consolidated financial information on revenues and gross margins for products and services and also reviews operating expenses. Our Product Group segment comprises our end-to-end networking architecture of computing products including our Computer Systems and Storage product lines. Our Services Group segment comprises a full range of services to existing and new customers, including Support Services and Professional Services and Educational Services.

We have a Worldwide Operations (WWOPS) organization and a Global Sales and Services (GSS) organization that are responsible for the manufacturing and sale, respectively, of all of our products. The CODM holds the GSS accountable for overall products and services revenue and margins on a consolidated level. GSS and WWOPS manage the majority of our accounts receivable and inventory, respectively. In addition, we have a Worldwide Marketing Organization (WMO) that is responsible for developing and executing our overall corporate, strategic and product marketing and advertising strategies. The CODM looked to this functional organization for advertising, pricing and other marketing strategies for the products and services delivered to market.

Operating expenses (primarily sales, marketing and administrative) related to the GSS and the WMO are not allocated to the reportable segments and, accordingly, are included under the Other segment reported below. With the exception of goodwill, we do not identify or allocate assets by operating segment, nor does the CODM evaluate operating segments using discrete asset information. We do not report inter-segment revenue because the operating segments do not record it. We do not allocate interest and other income, interest expense, or taxes to operating segments. Although the CODM uses operating income to evaluate the segments, operating costs included in one segment may benefit other segments.

Segment Information

The following table presents revenues and operating income (loss) for our segments. The Other segment consists of certain functional groups that did not meet the requirements for a reportable segment as defined by SFAS 131, such as GSS and WMO and other miscellaneous functions such as Finance, Human Resources, and Legal (in millions):

	Product Group	Services Group	Other	Total
Three Months Ended:

September 30, 2007
Revenues	$1,980	$1,239	$—	$3,219
Operating income (loss)	951	610	(1,498)	63

October 1, 2006
Revenues	$1,959	$1,230	$—	$3,189
Operating income (loss)	836	552	(1,452)	(64)

11. LEGAL PROCEEDINGS AND CONTINGENCIES

In fiscal 2005, the General Services Administration (GSA) began auditing our records under the agreements it had with us at that time. A lawsuit related to the audit has been filed against us in the Unites States District Court for the District of Arkansas. It includes claims under the federal False Claims and Anti-Kickback Acts, as well as breach of contract and other claims. The lawsuit includes claims related to certain rebates, discounts and other payments or benefits provided by Sun to its resellers and technology integrator. Possible sanctions include an award of damages, including treble damages, fines, penalties and other sanctions, up to and including suspension or debarment from sales to the federal government. Although we are interested in pursuing an amicable resolution, we intend to present a vigorous factual and legal defense throughout the course of these proceedings.

We have made an assessment of the probable loss resulting from these matters and such amounts are reflected in our condensed consolidated financial statements at September 30, 2007 and June 30, 2007. It is difficult to predict the outcome of this matter with certainty, and the actual amount of loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders, Sun Microsystems, Inc.

We have reviewed the condensed consolidated balance sheet of Sun Microsystems, Inc. as of September 30, 2007, and the related condensed consolidated statements of operations for the three-month period ended September 30, 2007 and October 1, 2006, and the condensed consolidated statements of cash flows for the three-month period ended September 30, 2007 and October 1, 2006. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sun Microsystems, Inc. as of June 30, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated August 27, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

San Jose, California

November 5, 2007

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

Highlights of First Quarter Fiscal 2008 Results

For the quarter ended September 30, 2007, revenue growth was generally flat when compared to the same quarter in fiscal 2007. Additionally,

•	Gross margins increased 5 percent year over year to 48.5%,

•	Net income of $89 million or $0.03 per share on a diluted basis,

•	Product deferred revenue increased $90 million year over year, and

•	We initiated a restructuring plan and notified approximately 600 employees of their termination in an effort to reduce our workforce.

We ended our first fiscal quarter of 2008 with a cash and marketable debt securities balance of $5.2 billion and generated positive cash flow from operations of $574 million.

During our fiscal quarter ended September 30, 2007, we repurchased 244.6 million shares, or $1.25 billion of our common stock.

RESULTS OF OPERATIONS

Net Revenues

For the three months ended

(dollars in millions, except revenue per employee dollars in thousands)

	September 30, 2007	October 1, 2006	Change $	Change %
Computer Systems products	$1,475	$1,468	$7	0.5%
Storage products	505	491	14	2.9%

Products net revenue	$1,980	$1,959	$21	1.1%

Support Services	$979	$987	$(8)	(0.8)%
Professional Services and Educational Services	$260	$243	17	7.0%

Services net revenue	$1,239	$1,230	$9	0.7%

Total net revenues	$3,219	$3,189	$30	0.9%

	September 30, 2007	October 1, 2006	Change $	Change %
Revenue per employee (for the twelve months ended)	$405	$357	$48	13.4%

Revenue per employee is calculated by dividing the revenue over the last 12 months by the average number of employees during the period, including contractors. We use this as a measure of our productivity.

During the first quarter of 2008, as compared to the first quarter of fiscal 2007, we estimate that net revenues were favorably impacted by approximately one to two percent based on exchange rate movements due to the general weakening of the United States Dollar.

Products Net Revenue

Products net revenue consists of revenue generated from the sales of Computer Systems and Storage products.

During the first quarter of fiscal 2008, as compared with the corresponding period in fiscal 2007, Computer Systems revenue was relatively unchanged. Significant growth in the data center category was driven by strong demand for the new M8000 and M9000 systems, which are based on the SPARC 64® VI processor and run Solaris 10. Demand for our traditional data center products, which are based on the UltraSPARC IV+ processor, remained stable in the quarter. We also experienced growth in our chip multi-threading (CMT) CMT-SPARC based systems. The growth in these product lines was offset by declines in midrange and low-end SPARC products.

Storage product revenue increased 3% in the first quarter of fiscal 2008 as compared to the corresponding period in fiscal 2007, due to strength in our midrange disk array products and enterprise tape library products. The growth in these product lines was partially offset by declines in the our older products within the mid-range library segment. In addition, we experienced declines in our high-end disk business due to product transitions within the quarter.

Although Products revenue did not grow significantly during the first fiscal quarter of 2008 as compared to the same period one year earlier, our deferred revenue from products grew over that same time period. This increase is driven principally by deferrals of revenue related to certain high-volume data center products on which revenue will be recognized when installation is complete.

We distribute our products to end users through a combination of direct sales through our Global Sales and Service organization and through our independent distributors. As we introduce programs in certain geographic markets entitling our distributors to a reduced price on hardware when sold with a support services contract, we may no longer be able to meet the criteria for revenue recognition under US generally accepted accounting principles at the time of sell-in to our distributors. Accordingly, we would be required to defer revenue until our distributors sell the hardware. We expect to introduce these programs in the U.S. and Asia, Australia and New Zealand during the second quarter of fiscal 2008. As a result, product revenue will be adversely impacted by approximately $100 to $150 million in that quarter. We plan to introduce these programs in Europe, Middle East and Africa in the second half of fiscal 2008 and expect that our Products revenue will be adversely impacted by $40 to $60 million in that period.

Services Net Revenue

Services net revenue consists of revenue generated from Support Services and Professional and Educational Services.

During the first quarter of fiscal 2008, as compared with the corresponding period in fiscal 2007, Support Services revenue declined 1% due to competitive pricing in the market, and poor performance in the United States as discussed more fully below.

Professional and Educational Services increased 7% in the first quarter of fiscal 2008 when compared to the corresponding period in fiscal 2007. Professional Services revenue increased primarily due to longer engagements that provide us with the opportunity to sell higher value services such as remote, on-site, and other professional services. The growth in Educational Services was due to increased Solaris adoption as a majority of our training is Solaris related.

Net Revenues by Geographic Area*

For the three months ended

(dollars in millions)

	September 30, 2007	October 1, 2006	Change $	Change %
U.S.	$1,303	$1,361	$(58)	(4.3)%
International revenues:
International Americas (Canada and Latin America)	$204	$197	$7	3.6%
EMEA (Europe, Middle East and Africa)	$1,161	$1,109	$52	4.7%
APAC (Asia, Australia and New Zealand)	$551	$522	$29	5.6%

Total International revenues	$1,916	$1,828	$88	4.8%

Total net revenues	$3,219	$3,189	$30	0.9%

*	Geographic revenue reported for the three months ended October 1, 2006, has been adjusted to reflect an immaterial correction in intercompany revenue to properly report country of origin.

United States (U.S.)

During the first quarter of fiscal 2008, as compared with the corresponding period in fiscal 2007, revenue in the U.S. decreased. Computer Systems revenue declined due to a decrease in the Channel Development Partner (CDP) inventory and declines in the midrange and volume products. These decreases were partially offset by sales of our high-end Advance Product Line (APL) and SPARC data center products. Additionally, revenue in the Financial Services sector grew as a result of increased sales of data center and APL server products.

Storage revenue declined due to a reduction in high-end and low-end disk product sales. These declines were partially offset by increased sales of our high-end and low-end tape libraries sales.

Services revenue declined due to a decrease in support and managed services. The decline in support and managed services revenue was due to a combination of competitive pricing pressures resulting from the consolidation of some of our largest customers and product shifts in the installed base to more volume-based products, which drove down the average selling price of maintenance support services. This was partially offset by an increase in Professional and Educational Services revenue.

International

The following table sets forth net revenues in those geographic markets that contributed significantly to international net revenues during the first quarter of fiscal 2008 and 2007 (dollars in millions):

	Three Months Ended
	September 30, 2007	October 1, 2006	Change $	Change %
United Kingdom	$275	$271	$4	1.5%
Germany	$240	$222	$18	8.1%
Central and North Europe (CNE)(1)	$225	$199	$26	13.1%
Southern and Eastern Europe (SEE)(2)	$162	$157	$5	3.2%
Japan	$168	$193	$(25)	(13.0)%

(1)	CNE consists primarily of Finland, Norway, Sweden, the Netherlands, Belgium, Luxembourg and Switzerland.
(2)	SEE consists primarily of Poland, Hungary, Russia, the Czech Republic, Slovakia, Israel, Turkey, Greece, UAE, Saudi Arabia, and South Africa.

United Kingdom

During the first quarter of fiscal 2008, as compared with the corresponding period of fiscal 2007, revenues increased primarily due to our Storage disk products and due to favorable foreign currency exchange rates. This increase was partially offset by declines in Services revenue and Computer Systems revenue. Declines in Services revenue were primarily due to the renegotiation of multivendor service contracts with key accounts resulting in lower fees primarily contributed to this decline. Declines in Computer Systems revenue resulted from a market shift away from mid-range and high-end products.

Germany

During the first quarter of fiscal 2008, as compared with the corresponding period of fiscal 2007, revenues increased due to improved sales of Computer Systems products such as enterprise servers and favorable foreign currency exchange rates. Our new APL products achieved strong sales as customers upgraded older systems. These increases were partially offset by declines in x64-based products. Our Services business remained relatively constant, as, although there was increased demand for multivendor and remote services, this was offset by continued price pressure in the market.

CNE

During the first quarter of fiscal 2008, as compared with the corresponding period of fiscal 2007, revenues increased primarily due to increased sales of our CMT-based systems, enterprise server products and favorable foreign currency exchange rates. These increases were partially offset by declines in Storage revenues due to the lack of large enterprise deals during the quarter compared to the corresponding period of fiscal 2007.

SEE

During the first quarter of fiscal 2008, as compared with the corresponding period of fiscal 2007, revenues increased primarily as a result of increased sales of our x64-based systems. These increases were partially offset by weak demand for CMT-based systems and Storage products.

Japan

During the first quarter of fiscal 2008, as compared with the corresponding period of fiscal 2007, revenues decreased in all parts of our business. Systems revenues decreased due to continued competitive market conditions with declines in sales of our enterprise products and our Storage products as customers continue to focus on cost reduction. The decline in Services revenue was due to a reduction in our maintenance revenue.

Gross Margin

For the three months ended

(dollars in millions)

	September 30, 2007	October 1, 2006	Change
Products gross margin	$951	$836	$115
Percentage of products net revenue	48.0%	42.7%	5.3%
Services gross margin	$610	$552	$58

Percentage of services net revenue	49.2%	44.9%	4.3%
Total gross margin	$1,561	$1,388	$173

Percentage of total net revenues	48.5%	43.5%	5.0%

Products Gross Margin

Products gross margin percentage is influenced by numerous factors including product volume and mix, pricing, geographic mix, foreign currency exchange rates, the mix between sales to resellers and end users, third-party costs (including both raw material and manufacturing costs), warranty costs and charges related to excess and obsolete inventory. Many of these factors influence, or are interrelated with, other factors. As a result, it is difficult to precisely quantify the impact of each item individually. Accordingly, the following quantification of the reasons for the change in the products gross margin percentage is an estimate.

During the first quarter of fiscal 2008, as compared with the corresponding period of fiscal 2007, products gross margins increased ten percent due to cost savings and two percent due to favorable volume and mix variances. The cost savings were a result of favorable memory and component costs. Favorable volume and mix variances were generated by increased software sales. These savings were partially offset by changes in pricing and discounts of approximately five percent and by the negative impact in warranty expenses of approximately two percent.

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

During the first quarter of fiscal 2008, as compared with the corresponding period of fiscal 2007, our services gross margin increased approximately two percent due to delivery efficiencies and three percent due to decreases in certain personnel-related costs. These increases were partially offset by decreases in learning services and managed services revenue of one percentage point.

Operating Expenses

(dollars in millions)

	Three Months Ended
	September 30, 2007	October 1, 2006	$ Change	% Change
Research and development	$446	$473	$(27)	(5.7)%
Percentage of total net revenues	13.9%	14.8%		(0.9)%
Selling, general and administrative	$939	$958	$(19)	(2.0)%
Percentage of total net revenues	29.2%	30.0%		(0.8)%
Restructuring and related impairment of long-lived assets	$113	$21	$92	438.1%

Percentage of total net revenues	3.5%	0.7%		2.8%
Total operating expenses	$1,498	$1,452	$46	3.2%

Research and Development (R&D) Expenses

R&D expenses decreased during the first quarter of fiscal 2008, as compared with the corresponding period of fiscal 2007. Savings due to restructuring of $7 million and decreases in personnel-related costs of $25 million were partially offset by a $5 million increase in prototype expenses.

We believe that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems, software, and microprocessor development, as well as continuing to enhance existing products.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses decreased during the first quarter of fiscal 2008, as compared with the corresponding period of fiscal 2007. Savings due to restructuring of $35 million were offset by increases in personnel-related costs of $4 million and increases in marketing programs of $12 million.

We are continuing to focus our efforts on achieving additional operating efficiencies by reviewing and improving upon our existing business processes and cost structure.

Restructuring and Related Impairment of Long-lived Assets

Under our Restructuring Plan VII restructuring plan and through the first quarter of fiscal 2008, we notified approximately 600 employees of their termination and recognized total expenses relating to severance and benefit costs of $104 million.

Restructuring and related impairment of long-lived assets charges for the three months ended October 1, 2006 were $21 million. These charges included $7 million in net severance and benefit costs, $6 million in accrued lease costs associated with excess facilities and $8 million associated with the impairment of certain long-lived assets.

For further details, refer to Note 5 of our condensed consolidated financial statements.

Gain on Equity Investments

(dollars in millions)

	Three Months Ended
	September 30, 2007	October 1, 2006	$ Change
Gain on equity investments, net	$22	$—	$22

Our equity investments portfolio primarily consists of investments in publicly traded and privately-held technology companies. In the first quarter of fiscal 2008, our gain was comprised of approximately $18 million in gains on the sale of certain equity investments in privately-held companies and $4 million gains on the sale of certain marketable equity securities.

As of September 30, 2007, our equity investment portfolio of $44 million consisted of $12 million in marketable equity securities, $13 million in equity investments in privately-held companies and $19 million in investments in venture capital funds and joint ventures. The ongoing valuation of our investment portfolio remains uncertain and may be subject to fluctuations based on whether we participate in additional investment activity or as a result of the occurrence of events outside of our control.

Interest and Other Income, net

(dollars in millions)

	Three Months Ended
	September 30, 2007	October 1, 2006	Change
Interest and other income, net	$58	$42	$16

In the first quarter of fiscal 2008, as compared with the corresponding period of fiscal 2007, interest and other income, net, increased due to higher interest rates, a higher average cash balance and a lower interest expense resulting from the payment of our $500 million Senior Notes. This increase was partially offset by interest expense resulting from the issuance of the Convertible Notes.

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

Income Taxes

(dollars in millions)

	Three Months Ended
	September 30, 2007	October 1, 2006	Change
Provision for income taxes	$54	$34	$20

For the first quarter of fiscal 2008, we recorded an income tax provision of $54 million, as compared with $34 million for the first quarter of fiscal 2007. The first quarter of fiscal 2008 includes a tax provision for a reduction in the U.S. valuation allowance that is credited to other balance sheet accounts instead of a reduction to income tax expense. This increase to the tax provision is mostly offset by a reduction in foreign tax expense as a result of repaying intercompany loans of certain international subsidiaries that occurred in the third quarter of fiscal 2007. The first quarter of fiscal year 2007 includes a benefit of $14 million for the reduction in accrued withholding taxes on unremitted foreign earnings as a result of restructuring of certain European subsidiaries during the quarter. For further discussion of income taxes, refer to Note 8, Income Taxes, of our condensed consolidated financial statements.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

(dollars in millions)

	September 30, 2007	June 30, 2007	Change
Cash and cash equivalents	$2,752	$3,620	$(868)
Marketable debt securities	2,441	2,322	119

Total cash, cash equivalents and marketable debt securities	$5,193	$5,942	$(749)

Percentage of total assets	36.2%	37.5%

	Three Months Ended
	September 30, 2007	October 1, 2006	Change
Cash provided by operating activities	$574	$123	$451
Cash provided by (used in) investing activities	(211)	143	(354)
Cash provided by (used in) financing activities	(1,231)	(473)	(758)

Net decrease in cash and cash equivalents	$(868)	$(207)	$(661)

Changes in Cash Flow

During the first quarter of fiscal 2008, our operating activities were significantly impacted by the following:

•

Net income of $89 million included non-cash charges of approximately $232 million, which primarily included depreciation and amortization of $119 million, amortization of acquisition-related intangible assets of $74 million and stock-based compensation of $48 million; and

•

Changes in operating asset assets and liabilities of $253 million were primarily due to collections of accounts receivable of $770 million, partially offset by payments of accounts payable and inventory purchases of $327 million.

During the first quarter of fiscal 2008, our cash used in investing activities of $211 million was primarily attributable to purchases of marketable debt securities of $637 million and purchases of property, plant and equipment of $127 million. This use of cash was partially offset by cash provided from the proceeds from sales and maturities of marketable debt securities of $520 million. Our cash used in financing activities of $1,231 million was primarily attributable to $1,250 million paid to purchase stock under our stock repurchase plan.

Cash Conversion Cycle

	September 30, 2007	June 30, 2007	Change
Days sales outstanding (DSO)(1)	62	70	(8)
Days of supply in inventory (DOS)(2)	31	23	8
Days payable outstanding (DPO)(3)	(62)	(61)	(1)

Cash conversion cycle	31	32	(1)

Inventory turns - products only	8.2	9.0	(0.8)

(1)	DSO measures the number of days it takes, based on a 90 day average, to turn our receivables into cash.
(2)	DOS measures the number of days it takes, based on a 90 day average, to sell our inventory.
(3)	DPO measures the number of days it takes, based on a 90 day average, to pay the balances of our accounts payable.

The cash conversion cycle is the duration between the purchase of inventories and services and the collection of the cash for the sale of our products and services and is a quarterly metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of DSO added to DOS, reduced by DPO. DSO improved by eight days primarily due to strong collections and seasonally lower sales for the period. Inventory turns is annualized and represents the number of times product inventory is replenished during the year. DOS negatively impacted our cash conversion cycle by eight days primarily due to seasonality and an increase in inventories from June 30, 2007.

Stock Repurchases

In May 2007, our Board of Directors authorized management to repurchase up to $3 billion of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions, repayment of debt, and our share price. During the fiscal quarter ended September 30, 2007, we repurchased approximately 244.6 million shares, or $1.25 billion of our common stock, under this authorization. See Note 7 of our condensed consolidated financial statements.

Contractual Obligations

Through the normal course of our business, we purchase or place orders for the necessary components of our products from various suppliers and have also committed to purchase certain outsourced services where we would incur a penalty if the agreement was canceled prior to a contractual minimum term.

We are insured by third-party insurers for certain potential liabilities, including worker’s compensation, general liability, automobile liability, employer’s liability, errors and omissions liability, employment practices liability, property, cargo and crime and directors and officers liability. We have self insured with regard to certain risks such as California earthquakes and as supplemental coverage for certain potential liabilities including, but not limited to general liability, automobile liability, employer’s liability, employment practices liability, directors and officers liability, workers compensation, errors and omissions liability, property, cargo, crime and employee life insurance. Effective July 1, 2006, we self-insure for all indemnification or defense payments we, as a company, may make to or on behalf of our directors and officers as a result of obligations under applicable agreements, our by laws and applicable law. We have self-insured between $2 million and $25 million per occurrence on these lines of coverage. We perform an annual actuarial analysis to develop an estimate of amounts to be paid for both claims reported and potential losses on activities that have occurred but have not yet been reported.

In the normal course of business, we may enter into contractual arrangements under which we may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on behalf of us or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have not been material.

In fiscal 2005, the General Services Administration (GSA) began auditing our records under the agreements it had with us at that time. A lawsuit related to the audit has been filed against us in the United States District Court for the District of

Arkansas. It includes claims under the federal False Claims and Anti-Kickback Acts, as well as breach of contract and other claims. The lawsuit includes claims related to certain rebates, discounts and other payments or benefits provided by Sun to its resellers and technology integrator. Possible sanctions include an award of damages, including treble damages, fines, penalties and other sanctions, up to and including suspension or debarment from sales to the federal government. Although we are interested in pursuing an amicable resolution, we intend to present a vigorous factual and legal defense throughout the course of these proceedings. We canceled our then-current GSA agreement effective October 12, 2007, without penalty or further obligation on our part, under the terms of that agreement.

We have made an assessment of the probable loss resulting from these matters and such amounts are reflected in our condensed consolidated financial statements at September 30, 2007 and June 30, 2007. It is difficult to predict the outcome of this matter with certainty, and the actual amount of loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements.

In fiscal 2006 as part of a service-based sales arrangement involving a governmental institution in Mexico, we were required to deposit approximately $41 million with a surety company as collateral guaranteeing our performance under the arrangement. This cash is classified as other non-current assets, net, in our September 30, 2007, and fiscal year 2007 condensed consolidated balance sheets.

On July 1, 2007, we adopted FIN 48. As a result of the implementation of FIN 48, we increased the liability for net unrecognized tax benefits by $204 million. The cumulative effect of the change in accounting principle resulted in an increase in retained earnings of $9 million. In addition, the requirements of the adoption of FIN 48 resulted in adjustments to other balance sheet accounts of $213 million, principally related to the reclassification of a portion of the valuation allowance. The total amount of gross unrecognized tax benefits at the date of adoption was $410 million.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents in subsidiaries for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. At September 30, 2007, we have cash and cash equivalents of $2.8 billion. Our remaining investments of $2.4 billion were held in marketable debt securities. Our cash and marketable debt securities position at September 30, 2007, was approximately $5.2 billion.

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

Income Taxes

During the three months ended September 30, 2007, we adopted FIN 48. See Note 8 in the Notes to consolidated condensed financial statements of this Form 10-Q for further discussion.

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We currently have provided a full valuation allowance on our U.S. deferred tax assets and a full or partial valuation allowance on certain overseas deferred tax assets. We intend to maintain these valuation allowances until sufficient positive evidence exists to support the reversal of a valuation allowance in a specific taxing jurisdiction. Likewise, the occurrence of negative evidence with respect to certain of our foreign deferred tax assets could result in an increase to the valuation allowance. Our income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to our valuation allowances.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the condensed consolidated financial statements for a description of certain other recent accounting pronouncements including the expected dates of adoption and effects on our results of operations and financial condition.

NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Our Audit Committee has pre-approved all non-audit services.

FORWARD-LOOKING STATEMENTS

This Quarterly Report, including the foregoing sections, contains forward-looking statements, particularly statements regarding: the estimated sublease income to be generated from sublease contracts not yet negotiated; estimated future restructuring liabilities; our expectations with respect to workforce and facility-related expenses; our expectations with respect to productivity improvement initiatives and expense reduction measures; our plans to continue to invest significant resources in new systems, software and microprocessor development and to enhance existing products; our expectations with respect to additional restructuring charges under Restructuring Plan VII; our estimated contractual obligations at October 1, 2007; our belief that the liquidity provided by existing cash, cash equivalents, marketable debt securities and cash generated from operations will provide sufficient capital to meet our requirements for at least the next 12 months; and our belief that the resolution of pending claims and legal proceedings will not have a material adverse affect on us.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth above and those contained in the section of this report and our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, risks associated with developing, designing, manufacturing and distributing new products; lack of success in technological advancements; pricing pressures; lack of customer acceptance and implementation of new products and technologies; the possibility of errors or defects in new products; a material acquisition, restructuring or other event that results in significant charges; competition; adverse business conditions; failure to retain key employees; the cancellation or delay of projects; our reliance on single-source suppliers; risks associated with our ability to purchase a sufficient amount of components to meet demand; inventory risks; risks associated with our international customers and operations; delays in product development; our dependence on significant customers and specific industries; and our dependence on channel partners. We assume no obligation to, and do not currently intend to, update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at September 30, 2007. Actual results may differ materially.

Interest Rate Sensitivity

Our debt investment portfolio consists primarily of fixed income instruments with an average duration of 0.26 years as of September 30, 2007, as compared to 0.25 years as of June 30, 2007. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, for example, a hypothetical 150 BPS increase in interest rates would result in an approximate $18 million decrease in the fair value of our investments in debt securities as of September 30, 2007, as compared with a $20 million decrease as of June 30, 2007.

We also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest payable on the Senior Notes effectively becomes variable and thus matches the shorter-term rates received from our cash and marketable securities. Accordingly, interest rate fluctuations impact the fair value of our Senior Notes outstanding, which will be offset by corresponding changes in the fair value of the swap agreements. However, by entering into these swap agreements, we have a cash flow exposure related to the risk that interest rates may increase. For example, at September 30, 2007, a hypothetical 150 BPS increase in interest rates would result in an approximate $8 million increase in interest expense over a one-year period.

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

Based on our foreign currency exchange instruments outstanding at September 30, 2007, we estimate a maximum potential one-day loss in fair value of approximately $6 million, as compared with $3 million as of June 30, 2007, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables, and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

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

Changes in internal control over financial reporting. We completed the implementation of a key module of our Enterprise Resource Planning system during the fiscal quarter to which this report relates. We evaluated the potential impact to the effectiveness of our internal control over financial reporting prior to and subsequent to implementation. We have concluded that this change, while significant, does not materially affect, nor is it reasonably likely to affect our internal control over financial reporting.

There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we become involved in claims and legal proceedings that arise in the ordinary course of our business. We are currently subject to several such claims and legal proceedings. We presently do not believe that the resolution of these legal proceedings will have a material adverse effect on us. Additional information with respect to certain claims and legal proceedings may be found in Note 11 to the condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which to our knowledge have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s purchases of its common stock during the three fiscal months ended September 30, 2007.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2007 through August 3, 2007	52,620	$4.92	—	$2,800,000,005
August 4, 2007 through August 31, 2007	125,019,377	$4.80	125,011,620	$2,200,000,005
September 1, 2007 through September 30, 2007	119,671,744	$5.43	119,636,856	$1,550,000,005

Total	244,743,741	$5.11	244,648,476	$1,550,000,005

(1)

The total number of shares repurchased includes shares of our common stock that our employees surrendered for tax withholding purposes in connection with the vesting of restricted stock and shares of restricted stock that were repurchased by the Company from employees whose employment terminated before such shares vested. As of September 30, 2007, approximately 407,500 shares are subject to repurchase by us.

(2)

In May 2007, our Board of Directors authorized management to repurchase up to $3 billion of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent upon a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions, repayment of debt and our share price. During the fiscal quarter ended September 30, 2007, we repurchased approximately 244.6 million shares, or $1.25 billion of our common stock, under this authorization.

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
V. Kalyani Chatterjee
Chief Accounting Officer (Principal Accounting Officer)

Dated: November 7, 2007

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Management Contract or Compensatory Plan or Arrangement	Incorporated by Reference
			Form	Exhibit	Filing Date
3.2	Amended and Restated Bylaws	No	8-K	3.1	August 7, 2007

10.1	Chief Executive Officer Bonus Terms for FY08 Under the Section 162(m) Executive Officer Performance-Based Bonus Plan	Yes

10.2	Executive Officer Bonus Terms for Bonus FY08 Under the Section 162(m) Executive Officer Performance-Based Bonus Plan	Yes

15.1	Letter re Unaudited Interim Financial Information	No

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	No

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	No

32.1	Section 1350 Certificate of Chief Executive Officer	No

32.2	Section 1350 Certificate of Chief Financial Officer	No