Form 10-Q
period 2007-12-30
SUN MICROSYSTEMS, INC.
filed 2008-02-06
CIK 709519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2008
Common Stock - $0.001 par value	900,232,645

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share amounts)

	Three Months Ended			Six Months Ended
	December 30, 2007	December 31, 2006		December 30, 2007	December 31, 2006
Net revenues:
Products	$2,249	2,260		$4,229	4,219
Services	1,366	1,306		2,605	2,536

Total net revenues	3,615	3,566		6,834	6,755

Cost of sales:
Cost of sales-products (including stock-based compensation expense of $3, $4, $6 and $7)(1)	1,161	1,228		2,190	2,351
Cost of sales-services (including stock-based compensation expense of $9, $8, $17 and $16)(1)	701	734		1,330	1,412

Total cost of sales	1,862	1,962		3,520	3,763

Gross margin	1,753	1,604		3,314	2,992

Operating expenses:
Research and development (including stock-based compensation expense of $16, $17, $31 and $34)(1)	463	507		909	980
Selling, general and administrative (including stock-based compensation expense of $24, $29, $46 and $59)(1)	995	978		1,934	1,936
Restructuring charges and related impairment of long-lived assets	32	26		145	47
Purchased in-process research and development	1	—		1	—

Total operating expenses	1,491	1,511		2,989	2,963

Operating income	262	93		325	29
Gain on equity investments, net	—	—		22	—
Interest and other income, net	53	63		111	105

Income before income taxes	315	156		458	134
Provision for income taxes	55	23		109	57

Net income	$260	$133		$349	$77

Net income per common share-basic	$0.32	$0.15	(2)	$0.42	$0.09	(2)

Net income per common share-diluted	$0.31	$0.15	(2)	$0.41	$0.09	(2)

Shares used in the calculation of net income per common share-basic	806	881	(2)	836	878	(2)

Shares used in the calculation of net income per common share-diluted	826	907	(2)	855	892	(2)

(1)	For the three months ended December 30, 2007 and December 31, 2006, and the six months ended December 30, 2007 and December 31, 2006, respectively.
(2)	Amounts have been restated to reflect the one-for-four reverse stock split effective November 12, 2007.

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	December 30, 2007	June 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,214	$3,620
Short-term marketable debt securities	1,219	962
Accounts receivable (net of bad debt reserves of $71 and $81)(1)	2,789	2,964
Inventories	631	524
Deferred and prepaid tax assets	213	200
Prepaid expenses and other current assets, net	1,093	1,058

Total current assets	8,159	9,328
Property, plant and equipment (net of accumulated depreciation of $3,434 and 3,573)(1)	1,569	1,533
Long-term marketable debt securities	1,244	1,360
Goodwill	2,496	2,514
Other acquisition-related intangible assets, net	493	633
Other non-current assets, net	518	470

	$14,479	$15,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,312	$1,381
Accrued payroll-related liabilities	730	842
Accrued liabilities and other	1,133	961
Deferred revenues	2,049	2,047
Warranty reserve	211	220

Total current liabilities	5,435	5,451

Long-term debt	1,273	1,264
Long-term deferred revenues	640	659
Other non-current obligations	1,259	1,285
Stockholders’ equity
Preferred stock ($0.001 par value, 10 shares authorized; no shares issued and outstanding)(2)	—	—
Common stock and additional paid-in-capital ($0.001 par value(2), 1,800(2) shares authorized; issued and outstanding: 900 shares and 901(2) shares)(1)	7,129	6,987	(2)
Treasury stock, at cost: (108 shares and 17(2) shares)(1)	(2,219)	(311	)(2)
Retained earnings	542	189
Accumulated other comprehensive income	420	314

Stockholders’ equity	5,872	7,179

	$14,479	$15,838

(1)	As of December 30, 2007 and June 30, 2007, respectively.
(2)	Amounts have been restated to reflect the one-for-four reverse stock split effective November 12, 2007.

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Six Months Ended
	December 30, 2007	December 31, 2006
Cash flows from operating activities:
Net income	$349	$77
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	148	161
Other depreciation and amortization	241	257
Stock-based compensation expense	100	116
Gain on investments and other, net	(22)	—
Impairment of long-lived assets	—	12
Deferred taxes	8	(20)
Changes in operating assets and liabilities:
Accounts receivable, net	187	390
Inventories	(104)	(89)
Prepaid and other assets	(30)	(7)
Accounts payable	(110)	(106)
Other liabilities	143	(539)

Net cash provided by operating activities	910	252

Cash flows from investing activities:
Increase in restricted cash	(19)	(10)
Purchases of marketable debt securities	(1,030)	(1,894)
Proceeds from sales of marketable debt securities	509	662
Proceeds from maturities of marketable debt securities	379	296
Proceeds from sales of equity investments, net	27	7
Proceeds from sales (purchases) of property, plant and equipment, net	(235)	79
Payments for acquisitions, net of cash acquired	(41)	(10)

Net cash used in investing activities	(410)	(870)

Cash flows from financing activities:
Proceeds from issuance of options	102	138
Principal payments on borrowings and other obligations	(8)	(476)
Purchases of common stock under 2007 Stock Repurchase Plan	(2,000)	—

Net cash used in financing activities	(1,906)	(338)

Net decrease in cash and cash equivalents	(1,406)	(956)
Cash and cash equivalents, beginning of period	3,620	3,569

Cash and cash equivalents, end of period	$2,214	$2,613

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

Basis of Presentation

The accompanying condensed consolidated financial statements (Interim Financial Statements) include our accounts and the accounts of our subsidiaries. Intercompany accounts and transactions have been eliminated. Certain amounts from prior periods have been reclassified to conform to current year presentation. Cash flows associated with spare parts are now included in net cash provided by operating activities.

Our interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements and accounting policies, consistent, in all material respects, with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the SEC on August 29, 2007 (2007 Form 10-K). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates. Our interim financial statements are unaudited but reflect all adjustments, including normal recurring adjustments management considers necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated balance sheet as of June 30, 2007, has been derived from the audited consolidated balance sheet as of that date. The information included in this report should be read in conjunction with our 2007 Form 10-K.

Computation of Net Income per Common Share

Basic net income per common share is computed using the weighted-average number of common shares outstanding (adjusted for treasury stock and common stock subject to repurchase activity) during the period. Diluted net income per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are anti-dilutive when their conversion would increase earnings per share. Dilutive common equivalent shares consist primarily of stock options and restricted stock awards (restricted stock and restricted stock units that are settled in stock).

On November 8, 2007, our stockholders approved a one-for-four reverse stock split, which became effective on November 12, 2007. All references to share and per-share data for all periods presented have been adjusted to give effect to this reverse split.

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

For the three months ended December 30, 2007, we added 20 million common equivalent shares to our basic-weighted-average shares outstanding to compute the diluted weighted-average shares outstanding. For the six months ended December 30, 2007, we added 19 million common equivalent shares to our basic weighted-average. For the three and six months ended December 31, 2006 we added 101 million and 55 million common equivalent shares, respectively, to our basic-weighted-average shares outstanding to compute the diluted weighted-average shares outstanding for these periods. We are required to include these dilutive shares in our calculations of net income per share for this period because we earned a profit.

Shares used in the diluted net income per share calculations exclude anti-dilutive common equivalent shares, consisting of stock options, restricted stock awards, written call options and shares associated with convertible notes. These anti-dilutive common equivalent shares totaled 98 million shares and 99 million shares for the three- and six- month periods ending December 30, 2007, respectively.

Recent Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48), which became effective for us on July 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods and disclosure. Additionally, in May 2007, the FASB published FASB Staff Position (FSP) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 was effective upon the initial adoption of FIN 48. Our policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations. Refer to Footnote 8 of our condensed consolidated financial statements for further information regarding the impact of this pronouncement.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. This standard is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF 07-03). EITF 07-03 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently evaluating the effect that the adoption of EITF 07-03 will have on our consolidated financial statements.

During August of 2007, the FASB issued proposed FSP Accounting Principles Board (APB) 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion”. The proposed FSP would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The proposed effective date of the FSP is for fiscal years beginning after December 15, 2007. In November, the FASB announced it is expected to begin its redeliberations of the proposed FSP in January 2008. Therefore, final guidance will not be issued until at least the first quarter of 2008, and it is highly unlikely the proposed effective date for fiscal years beginning December 15, 2007 will be retained. Please refer to our 2007 Form 10-K for additional information.

In November 2007, the FASB ratified EITF 07-01, “Accounting for Collaborative Arrangements” (EITF 07-01). EITF 07-01 requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. In addition, a participant in a collaborative arrangement should provide the following disclosures separately for each collaborative arrangement: (a) the nature and purpose of the arrangement, (b) its rights and obligations under the collaborative arrangement, (c) the accounting policy for the arrangement in accordance with APB Opinion 22, “Disclosure of Accounting Policies,” and (d) the income statement classification and amounts arising from the collaborative arrangement between participants for each period an income statement is presented. EITF 07-01 will be effective for annual periods beginning after December 15, 2008. We are currently evaluating the impact of adopting EITF 07-01 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), and SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS 160). These new standards will significantly change the accounting for and reporting for business combination transactions and non-controlling interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of adopting SFAS 141(R) and SFAS 160 on our consolidated financial statements.

3. BALANCE SHEET DETAILS

Inventories

Inventories consisted of the following (in millions):

	December 30, 2007	June 30, 2007
Raw materials	$152	$125
Work in process	96	95
Finished goods	383	304

	$631	$524

Warranty Reserve

We accrue for our product warranty costs at the time of shipment. These product warranty costs are estimated based upon our historical experience and specific identification of product requirements and may fluctuate based on product mix.

The following table sets forth an analysis of warranty reserve activity (in millions):

Balance at June 30, 2007	$220
Charged to costs and expenses	145
Utilized	(154)

Balance at December 30, 2007	$211

4. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS, NET

Information regarding our goodwill by reportable segment is as follows (in millions):

	Product Group	Services Group	Total
Balance as of June 30, 2007	$1,278	$1,236	$2,514
Goodwill acquired during the period	30	—	30
Adjustment to acquired companies’ tax and restructuring reserves	(20)	(28)	(48)

Balance as of December 30, 2007	$1,288	$1,208	$2,496

Information regarding our other acquisition-related intangible assets is as follows (in millions):

	Gross Carrying Amount			Accumulated Amortization			Net
	June 30, 2007	Additions	December 30, 2007	June 30, 2007	Additions	December 30, 2007	December 30, 2007
Developed technology	$904	$3	$907	$(612)	$(67)	$(679)	$228
Customer base	651	5	656	(361)	(78)	(439)	217
Trademark	63	—	63	(14)	(2)	(16)	47
Acquired workforce and other	95	—	95	(93)	(1)	(94)	1

	$1,713	$8	$1,721	$(1,080)	$(148)	$(1,228)	$493

Amortization expense of other acquisition-related intangible assets was $74 million and $148 million for the three and six months ended December 30, 2007, respectively, and $80 million and $161 million for the three and six months ended December 31, 2006, respectively. Our acquisition-related intangible assets are amortized primarily over periods ranging between one and five years on a straight-line basis.

Estimated amortization expense for other acquisition-related intangible assets on our December 30, 2007 balance sheet for the fiscal years ending June 30, is as follows (in millions):

Remainder of 2008	$147
2009	245
2010	54
2011	8
2012	6
Thereafter	33

$493

5. RESTRUCTURING CHARGES AND RELATED IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS 112, “Employers’ Accounting for Post Employment Benefits” (SFAS 112) and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), we recognized a total of $32 million and $145 million in restructuring and related impairment of long-lived assets for the three and six months ended December 30, 2007, respectively, and we recognized a total of $26 million and $47 million for the three and six months ended December 31, 2006, respectively. The determination of when we accrue for severance costs and which standard applies depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by SFAS 146 or under an on-going benefit arrangement as described in SFAS 112.

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

Restructuring Plan VII

In August 2007, we initiated a restructuring plan to further align our resources with our strategic business objectives (Restructuring Plan VII). Through the second quarter of fiscal 2008, we notified approximately 1,200 employees of their termination and recognized total related severance and benefit costs of $131 million. Additionally, we incurred $4 million in expenses related to other restructuring related charges.

Restructuring Plan VI

In May 2006, we implemented a plan to better align our resources with our strategic business objectives (Restructuring Plan VI). This plan included reducing our workforce across certain business functions, operating units and geographic regions as well as implementing other expense reduction measures. Through the second quarter of fiscal 2008, excluding natural attrition and acquisition-related restructuring activity, we reduced our workforce by approximately 2,150 employees and recognized cumulative expenses relating to severance and benefit costs of $192 million, primarily in workforce reduction charges associated with Restructuring Plan VI.

Restructuring Plans Prior to Phase VI

Prior to the initiation of Restructuring Plans VI and VII, we implemented certain workforce reduction and facilities exit actions. All employees to be terminated under these plans have been notified and all facilities relating to the amounts accrued under these restructuring plans have been exited.

The following table sets forth an analysis of our restructuring accrual activity for the six months ended December 30, 2007 (in millions):

	Restructuring Plans
	VII		VI	Prior to VI
	Severance and Benefits	Facilities Related and Other	Severance, Benefits, Facilities Related, and Other	Facilities Related and Other	Total
Balance as of June 30, 2007	$—	$—	$29	$246	$275
Severance and benefits	131	—	—	—	131
Property and equipment impairment and other	—	4	—	—	4
Provision adjustments	—	—	—	10	10

Total restructuring charges	131	4	—	10	145
Cash paid	(55)	(1)	(15)	(29)	(100)
Non-Cash	—	—	(3)	—	(3)

Balance as of December 30, 2007	$76	$3	$11	$227	$317

The restructuring charges are based on estimates that are subject to change. Changes to the previous estimates have been reflected as “Provision adjustments” on the above table in the period the changes in estimates were made. As of December 30, 2007, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $7 million. Accrued lease costs include accretion adjustments associated with the passage of time.

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next several quarters. Our accrual as of December 30, 2007, for facility-related leases (net of anticipated sublease proceeds), will be paid over their respective lease terms through fiscal 2016. As of December 30, 2007, of the total $317 million accrual for workforce reductions and facility-related leases, $137 million was classified as current accrued liabilities and other and the remaining $180 million was classified as other non-current obligations.

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

Acquisition-related Restructuring Costs

As a result of our acquisition of StorageTek in fiscal 2006, we recorded acquisition-related restructuring costs associated with the costs of integrating the operating locations and activities of StorageTek with those of Sun and eliminating duplicative activities. Emerging Issues Task Force (EITF) 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations” requires that these acquisition-related restructuring costs, which are not associated with the generation of future revenues and have no future economic benefit, be recorded as assumed liabilities in the allocation of the purchase price. As a result, during the year ended June 30, 2006, we recorded approximately $172 million of restructuring costs in connection with the StorageTek acquisition, which were based upon plans committed to by management. To estimate restructuring liabilities, management utilized assumptions of the number of employees that would be involuntarily terminated and of costs associated with the disposition of duplicate or excess acquired facilities. Decreases to the estimate of costs associated with executing the currently approved acquisition-related restructuring plans are recorded as adjustments to goodwill indefinitely, whereas increases to the estimates are recorded as adjustments to goodwill during the purchase price allocation period and as operating expenses thereafter. Accordingly, during the six months ended December 30, 2007, decreases to the provision totaling $1 million were recorded as an adjustment to goodwill for severance and benefits and increases to the provision totaling $3 million for facilities-related restructuring were recorded as operating expenses. The following table sets forth an analysis of the acquisition-related restructuring liabilities for StorageTek for the six months ended December 30, 2007 (in millions):

	Severance and Benefits	Facilities Related and Other	Total
Balance as of June 30, 2007	$17	$34	$51
Cash paid	(7)	(7)	(14)
Provision adjustments	(1)	3	2

Balance as of December 30, 2007	$9	$30	$39

As of December 30, 2007, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $1 million. The balance of the StorageTek severance accrual at December 30, 2007, is expected to be primarily utilized during the remainder of fiscal 2008 due to legal restrictions imposed in certain European countries and is expected to be funded through cash flows from the combined operations.

6. BORROWING ARRANGEMENTS

As of December 30, 2007 and June 30, 2007, the balance of long-term debt is as follows (in millions):

	Maturities	December 30, 2007	June 30, 2007
7.65% Senior Notes	2009	$550	$550
0.625% Convertible Notes	2012	350	350
0.75% Convertible Notes	2014	350	350
Interest rate swap agreements		24	17
Other		—	(2)

Total borrowing arrangements		$1,274	$1,265

Less: current maturities		(1)	(1)
Total carrying value long-term borrowing arrangements		$1,273	$1,264

Total fair value of long-term borrowings arrangements		$1,227	$1,233

In August 1999, we issued $1.5 billion of unsecured senior debt securities in four tranches (the Senior Notes) of which $550 million (due on August 15, 2009 and bearing interest at 7.65%) remain. Interest on the Senior Notes is payable semi-annually. We may redeem all or any part of the Senior Notes at any time at a price equal to 100% of the principal plus accrued and unpaid interest in addition to an amount determined by a quotation agent, representing the present value of the remaining scheduled payments. The Senior Notes are subject to compliance with certain covenants that do not contain financial ratios. We are currently in compliance with these covenants. In addition, we also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest associated with the Senior Notes effectively becomes variable. For our publicly traded Senior Notes, estimates of fair value are based on market prices. For our other debt, fair value is calculated based on rates currently estimated to be available to us for debt with similar terms and remaining maturities.

In January 2007, we issued $350 million principal amount of 0.625% Convertible Senior Notes due February 1, 2012, and $350 million principal amount of 0.75% Convertible Senior Notes due February 1, 2014 (the Convertible Notes), to KKR PEI Solar Holdings, I, Ltd., KKR PEI Solar Holdings, II, Ltd., and Citibank, N.A. in a private placement. Each $1,000 of principal of the Convertible Notes was initially convertible into 138.6482 shares of our common stock (or a total of approximately 97 million shares), which is the equivalent of $7.21 per share, subject to adjustment upon the occurrence of specified events set forth under terms of the Convertible Notes. Concurrent with the issuance of the Convertible Notes, we entered into note hedge-transactions with a financial institution whereby we have the option to purchase up to 97 million shares of our common stock at a price of $7.21 per share, and we sold warrants to the same financial institution whereby they have the option to purchase up to 97 million shares of our common stock. The separate note hedge and warrant transactions were structured to reduce the potential future share dilution associated with the conversion of the Convertible Notes.

On November 8, 2007, our stockholders approved a one-for-four reverse stock split at our 2007 Annual Meeting of Stockholders, which became effective on November 12, 2007 (the Effective Date). On the Effective Date, the conversion rate on the Convertible Notes was adjusted as a result of the reverse stock split. The conversion rate with respect to the Convertible Notes was changed such that each Holder of the Convertible Notes will be entitled to receive 34.6619 shares of our common stock per $1,000 principal amount of the Convertible Notes (or a total of approximately 24 million shares), which is the equivalent of $28.85 per share. Our note hedge and warrant transactions were also adjusted as of the Effective Date whereby we have the option to purchase up to approximately 24 million shares of our common stock at a price of $28.85 per share, and our warrant holders have the option to purchase up to 24 million shares.

Uncommitted lines of credit

At December 30, 2007 and June 30, 2007, we and our subsidiaries had uncommitted lines of credit aggregating approximately $415 million and $386 million, respectively. No amounts were drawn from these lines of credit as of December 30, 2007 and June 30, 2007. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

7. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

In May 2007, our Board of Directors authorized management to repurchase up to $3 billion of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of our management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions, repayment of debt, and our share price. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. From inception through December 30, 2007, we repurchased 107.6 million shares, for an aggregate purchase price of approximately $2.2 billion, all of which are held as treasury stock and accounted for using the cost method.

When treasury shares are reissued, any excess of the acquisition costs of the shares, determined on a first-in-first-out basis, over the proceeds from reissuance is charged to additional paid-in-capital to the extent of previous credits on similar transactions, with any remaining amounts charged to retained earnings.

The stock repurchase activity under the stock repurchase program during the first six months of fiscal 2008 is summarized as follows (in millions, except per share amounts):

Six Months Ended December 30, 2007	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at June 30, 2007	9.7	$20.62	$200
Repurchase of common stock (under publicly announced plan)	97.9	20.43	2,000

Cumulative balance at December 30, 2007	107.6	$20.45	$2,200

Comprehensive Income

The components of comprehensive income were as follows (in millions):

	Three Months Ended		Six Months Ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
Net income	$260	$133	$349	$77
Change in unrealized value of investments	20	(2)	10	(5)
Change in unrealized fair value of derivative instruments and other	1	(5)	12	(2)
Translation adjustments	17	66	84	103

	$298	$192	$455	$173

The components of accumulated other comprehensive income were as follows (in millions):

	December 30, 2007	June 30, 2007
Unrealized gains (losses) on investments, derivative instruments and other	$2	$(20)
Cumulative translation adjustments	418	334

	$420	$314

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

During the first quarter of fiscal 2008, as a result of the expiration of the statute of limitations with respect to certain acquisition-related tax reserves, the total amount of gross unrecognized tax benefits was reduced by $47 million, which was adjusted against goodwill. During the second quarter of fiscal 2008, there were no material changes related to tax reserves that impacted the company’s effective tax rate.

The total amount of gross unrecognized tax benefits was $363 million as of September 30, 2007. Of this amount, $224 million would benefit our tax provisions if realized. The remaining $139 million which relates to acquisition-related reserves and stock-based compensation would affect the provisions, as if realized, they would be adjusted against goodwill and additional paid in capital, respectively.

We conduct business globally and, as a result, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, France, Germany, Japan, the Netherlands, United Kingdom and the United States. With few exceptions, we are no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations for fiscal years before 2001.

We are currently under examination by the IRS for tax returns filed for fiscal years 2003 through 2005. It is reasonably possible that this audit could be completed within the next twelve months with the Company and the IRS resolving all issues. If this occurs, we expect that there could be a reduction in our tax liabilities of up to $134 million and a corresponding reduction in our tax effected net operating loss carryovers. In addition, we anticipate a refund of taxes relating to prior years of up to $26 million.

9. STOCK-BASED COMPENSATION

We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and restricted stock-based awards. These awards are granted under our 2007 Omnibus Incentive Plan, which was approved by our stockholders on November 8, 2007. Stock options and restricted stock-based awards are generally time-based, vesting 25% on each annual anniversary of the grant date over four years. Stock options generally expire eight years from the date of grant. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the date of purchase. Shares issued as a result of stock option exercises, restricted stock-based awards and our ESPP are generally first issued out of treasury stock. As of December 30, 2007, we had approximately 102 million shares of common stock reserved for future issuance under these plans.

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

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, ESPP and options assumed as a result of our acquisitions included in our condensed consolidated statements of operations (in millions):

	Three Months Ended		Six Months Ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
Cost of sales - products	$3	$4	$6	$7
Cost of sales - services	9	8	17	16
Research and development	16	17	31	34
Selling, general and administrative	24	29	46	59

Stock-based compensation expense	$52	$58	$100	$116

Net cash proceeds from the exercise of stock options were $24 million and $51 million for the three and six months ended December 30, 2007, respectively, and $59 million and $97 million for the three and six months ended December 31, 2006, respectively.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended December 30, 2007 and December 31, 2006, respectively:

Options	Three Months Ended		Six Months Ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
Expected life (in years)	4.6	4.6	4.8	4.6
Interest rate	3.77%	4.56%	4.11%	4.69%
Volatility	42.94%	45.61%	43.08%	46.38%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$8.23	$9.36	$8.61	$8.92

Our computation of expected volatility for the quarter ended December 30, 2007, is based on a combination of historical and market-based implied volatility. Our computation of expected life is based on historical settlement patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option activity for the six months ended December 30, 2007, is as follows (in millions, except per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2007	104	$46.11	3.8	$329
Grants	7	20.16
Exercises	(4)	14.25
Forfeitures or expirations	(9)	65.43

Outstanding at December 30, 2007	98	$43.79	3.8	$156

Exercisable at December 30, 2007	72	$53.24	2.9	$117

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of our second quarter of fiscal 2008 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 30, 2007. This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised was $14 million and $29 million for the three months ended December 30, 2007 and December 31, 2006, respectively. The total intrinsic value of options exercised was $24 million and $47 million for the six months ended December 30, 2007 and December 31, 2006, respectively. The total fair value of options that vested during the three months ended December 30, 2007 and December 31, 2006 was $34 million and $34 million, respectively. The total fair value of options that vested during the six months ended December 30, 2007 and December 31, 2006, was $79 million and $87 million, respectively.

As of December 30, 2007, $186 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of two years.

The following table summarizes our restricted stock award activity for the six months ended December 30, 2007 (in millions, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value (per share)
Restricted stock awards at June 30, 2007	15	$20.01
Granted	9	20.18
Vested	—	20.37
Forfeited	(1)	19.83

Restricted stock awards at December 30, 2007	23	$20.08

As of December 30, 2007, we retained purchase rights to approximately 97,000 shares issued pursuant to stock purchase agreements and other stock plans at a weighted-average price of approximately $0.03. As of December 30, 2007, $407 million of total unrecognized compensation costs related to restricted stock based awards is expected to be recognized over a weighted-average period of four years.

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

Segment Information

The following table presents revenues and operating income (loss) for our segments. The Other segment consists of certain functional groups that did not meet the requirements for a reportable segment as defined by SFAS 131, such as GSS and WMO and other miscellaneous functions such as Finance, Human Resources, and Legal (in millions):

	Product Group	Services Group	Other	Total
Three Months Ended:

December 30, 2007
Revenues	$2,249	$1,366	$—	$3,615
Operating income (loss)	$1,088	$665	$(1,491)	$262

December 31, 2006
Revenues	$2,260	$1,306	$—	$3,566
Operating income (loss)	$1,032	$572	$(1,511)	$93

	Product Group	Services Group	Other	Total
Six Months Ended:

December 30, 2007
Revenues	$4,229	$2,605	$—	$6,834
Operating income (loss)	$2,039	$1,275	$(2,989)	$325

December 31, 2006
Revenues	$4,219	$2,536	$—	$6,755
Operating income (loss)	$1,868	$1,124	$(2,963)	$29

11. LEGAL PROCEEDINGS AND CONTINGENCIES

In fiscal 2005, the General Services Administration (GSA) began auditing our records under the agreements it had with us at that time. A lawsuit related to the audit has been filed against us in the United States District Court for the District of Arkansas. It includes claims under the Federal False Claims and Anti-Kickback Acts, as well as breach of contract and other claims. The lawsuit includes claims related to certain rebates, discounts and other payments or benefits provided by Sun to its resellers and technology integrators. The lawsuit has been stayed, and the parties continue to discuss the nature of the government’s current and potential claims on our GSA and other government sales. If this matter proceeds to trial, possible sanctions include an award of damages, including treble damages, fines, penalties, and other sanctions, up to and including suspension or debarment from sales to the federal government. Although we are interested in pursuing an amicable resolution, we intend to present a vigorous factual and legal defense throughout the course of these proceedings.

As required by SFAS No.5, Accounting for Contingencies (SFAS 5), we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and such amounts are reflected in our condensed consolidated financial statements. Litigation is inherently unpredictable, and it is difficult to predict the outcome of particular matters with reasonable certainty and, therefore, the actual amount of any loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements.

12. SUBSEQUENT EVENTS

On January 16, 2008, we announced that we had entered into a definitive agreement to acquire MySQL AB for approximately $1 billion in total consideration. The acquisition is subject to obtaining regulatory approvals and certain other closing conditions.

On January 25, 2008, we sold our Louisville, Colorado facility for gross proceeds of $58.5 million. This transaction will be reflected in our third quarter 2008 consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders, Sun Microsystems, Inc.

We have reviewed the condensed consolidated balance sheet of Sun Microsystems, Inc. as of December 30, 2007, and the related condensed consolidated statements of operations for the three-month and six-month periods ended December 30, 2007 and December 31, 2006, and the condensed consolidated statements of cash flows for the six-month periods ended December 30, 2007 and December 31, 2006. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sun Microsystems, Inc. as of June 30, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated August 27, 2007 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

San Jose, California

February 4, 2008

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

Highlights of Second Quarter Fiscal 2008 Results

•	For the quarter ended December 30, 2007, operating income as a percentage of net revenues increased 4.6 percentage points to 7.2% as compared to the same period in fiscal 2007. In addition,

•	Quarterly gross margin as a percentage of revenue increased by 3.5 percentage points year over year to 48.5%,

•	Quarterly net income was $260 million, or 31 cents per share on a diluted earnings per share basis,

•

We introduced distributor programs under which we are required to defer revenue until our hardware is resold which adversely impacted our Computer Systems revenue, principally in the U.S. geography, by approximately $120 million,

•	Product deferred revenue increased approximately $255 million to $793 million, or 47.4% year over year, in part because of the introduction of the distributor programs discussed above, and

•	Services deferred revenue increased approximately $266 million to $2.0 billion, or 16.3% year over year, principally due to larger, more complex service engagements.

•	We ended our second fiscal quarter of 2008 with a cash and marketable debt securities balance of $4.7 billion and generated positive cash flow from operations of $336 million.

•	We repurchased 36.7 million shares, or $750 million, of our common stock.

•	Our stockholders approved a one-for-four reverse stock split, which became effective on November 12, 2007.

•	We introduced the SPARC® Enterprise T5120 and T5220 servers, which use the UltraSPARC T2 processor.

•

On January 16, 2008, we announced that we had entered into a definitive agreement to acquire MySQL AB for approximately $1 billion in total consideration. The acquisition is subject to obtaining regulatory approvals and certain other closing conditions.

RESULTS OF OPERATIONS

Net Revenues

(dollars in millions, except revenue per employee dollars in thousands)

	Three Months Ended					Six Months Ended
	December 30, 2007	December 31, 2006	Change $	Change %		December 30, 2007	December 31, 2006	Change $	Change %
Computer Systems products	$1,594	$1,634	$(40)	(2.4)%		$3,069	$3,102	$(33)	(1.1)%
Percentage of total net revenues	44.1%	45.8%		(1.7	) pts	44.9%	45.9%		(1.0	) pts
Storage products	655	626	29	4.6%		1,160	1,117	43	3.8%
Percentage of total net revenues	18.1%	17.6%		0.5	pts	17.0%	16.5%		0.5	pts

Products net revenue	$2,249	$2,260	$(11)	(0.5)%		$4,229	$4,219	$10	0.2%
Percentage of total net revenues	62.2%	63.4%		(1.2	) pts	61.9%	62.5%		(0.6	) pts
Support Services	$1,041	$1,001	$40	4.0%		$2,020	$1,988	$32	1.6%
Percentage of total net revenues	28.8%	28.1%		0.7	pts	29.6%	29.4%		0.2	pts
Professional and Educational Services	325	305	20	6.6%		585	548	37	6.8%
Percentage of total net revenues	9.0%	8.6%		0.4	pts	8.6%	8.1%		0.5	pts

Services net revenue	$1,366	$1,306	$60	4.6%		$2,605	$2,536	$69	2.7%
Percentage of total net revenues	37.8%	36.6%		1.2	pts	38.1%	37.5%		0.6	pts

Total net revenues	$3,615	$3,566	$49	1.4%		$6,834	$6,755	$79	1.2%

						December 30, 2007	December 31, 2006	Change $	Change %
Revenue per employee (for the twelve months ended)						$410	$374	$36	9.6%

Revenue per employee is calculated by dividing the revenue over the last 12 months by the average number of employees during the period, including contractors. We use this as a measure of our productivity.

Foreign Currency Exchange Impact

During the second quarter and first six months of fiscal 2008, as compared to the corresponding period in fiscal 2007, we estimated that net revenues were favorably impacted by approximately four percent and three percent, respectively, based on favorable foreign currency exchange rate movements due to the general weakening of the U.S. Dollar.

Products Net Revenue

Products net revenue consists of sales of Computer Systems and Storage products.

We distribute our products to end users through a combination of direct sales through our Global Sales and Service organization and through our independent distributors. Beginning in the second quarter of fiscal 2008, we introduced programs in certain geographic markets entitling our distributors to a reduced price on hardware when sold to the end customer with a support services contract. Accordingly, in these cases, we are no longer able to meet the criteria for revenue recognition under U.S. generally accepted accounting principles at the time of sell-in to our distributors. We have deferred revenue on these sales until our distributors sell the hardware. We introduced these programs in the U.S. and parts of Asia during the second quarter of fiscal 2008. As a result, product revenue was adversely impacted by approximately $120 million in the second quarter of fiscal 2008, principally to our Computer Systems revenue in the U.S. geography. We plan to introduce these programs in Europe and certain other geographies in the fourth quarter of fiscal 2008 and expect that our Products revenue will be adversely impacted by approximately $30 million to $50 million in that period.

Computer Systems Net Revenue

The decrease in Computer Systems products net revenue during the second quarter and first six months of fiscal 2008 of $40 million and $33 million, respectively, as compared to the corresponding periods in fiscal 2007, was primarily due to a change to certain distributor programs under which we are no longer able to meet the criteria for revenue recognition at the time of sell-in to our distributors. There was a corresponding increase in deferred products revenue over the same time period due to the introduction of these programs. We also experienced decreased sales of our traditional volume SPARC processor-based server products as a result of customer demand shifting to our Chip Multi-Threading (CMT)-based products and decreased sales of our entry-level x64-based rack server products as a result of the delay of certain anticipated product introductions. These decreases were partially offset by increased sales of our CMT entry-level volume SPARC server products, increased sales of our data center and mid-range server products, increased sales of our add-on products such as processors, CPU boards, and memory, and increased sales of our NetraTM line of SPARC-based server products. Increased sales of our CMT-based, entry-level volume SPARC server products and our Netra SPARC server products were primarily the result of increased acceptance of our recently introduced models based on the UltraSPARC T2 processor. Increased sales of our data center and mid-range server products were primarily attributable to the introduction of our Olympus Product Line (OPL) product offering. Sales of our add-on products increased primarily due to increased sales of our data center and mid-range server products.

Storage Net Revenue

The increase in Storage products net revenue during the second quarter of fiscal 2008 of $29 million, as compared to the corresponding period in fiscal 2007, was primarily due to increased sales of our mid-range and enterprise disk products and sales of our tape media and virtual storage products. Increased sales of mid-range disk products were primarily due to the functionality and scalability of our ST6140 and ST6150 product models. Increased sales of our enterprise disk products were primarily the result of sales and pricing initiatives. Increased sales of our tape media and virtual storage products were due to increased library sales and recent product introductions such as our Virtual Tape Library (VTL). These increases were partially offset by decreased sales of our enterprise and OEM tape drive products due to an increasingly competitive environment and by decreased sales of our entry-level disk products due to the delay of anticipated product enhancements.

The increase in Storage products net revenue during the first six months of fiscal 2008 of $43 million, as compared to the corresponding period in fiscal 2007, was primarily due to increased sales of our mid-range disk products, increased sales of our tape media and virtual storage products, and increased sales of connectivity products. Increased sales of our connectivity products were principally driven by increased sales of our disk and tape storage products. These increases were partially offset by decreased sales of our enterprise and OEM tape drive products due to an increasingly competitive environment.

Services Net Revenue

Services net revenue consists of revenue generated from Support Services and Professional and Educational Services.

Support Services Net Revenue

The increase in Support Services net revenue in the second quarter and first six months of fiscal 2008 of $40 million and $32 million, respectively, when compared to the corresponding periods in fiscal 2007, was primarily due to increased sales of our Managed Services and the favorable impact of foreign currency movements. Increased sales of our Managed Services were primarily the result of increased demand for network services and the shift to single supplier, multi-vendor support contracts, which are displacing traditional maintenance support service models. Support Services increased most significantly in our Europe, Middle East, Africa, and Asia Pacific geographies. Increases in these geographies were due mainly to key customer wins and increases in our installed base. Increases to Managed Services revenue were partially offset by decreased Support Services sales, primarily, in the U.S. market as a result of increased competitive pressures.

Professional and Educational Services Net Revenue

The increase in Professional and Educational Services net revenue in the second quarter and first six months of fiscal 2008 of $20 million and $37 million, respectively, as compared to the corresponding periods in fiscal 2007, was primarily attributable to increased Professional Services sales. Increased Professional Services sales were attributable to increased sales of our enterprise server and storage products. In addition, Professional Services sales have increased due to longer engagements providing us an opportunity to sell higher-value added services. Increases in Educational Services revenue were primarily due to increased Solaris and Java adoption and related software training sales.

Net Revenues by Geographic Area*

(dollars in millions)

	Three Months Ended					Six Months Ended
	December 30, 2007	December 31, 2006	Change $	Change %		December 30, 2007	December 31, 2006	Change $	Change %
U.S.	$1,302	$1,415	$(113)	(8.0)%		$2,605	$2,776	$(171)	(6.2)%
Percentage of total net revenues	36.0%	39.7%		(3.7	)pts	38.1%	41.1%		(3.0	)pts
International Americas (Canada and Latin America)	286	230	56	24.3%		490	427	63	14.8%
Percentage of total net revenues	7.9%	6.4%		1.5	pts	7.2%	6.3%		0.9	pts
EMEA (Europe, Middle East and Africa)	1,406	1,311	95	7.2%		2,567	2,420	147	6.1%
Percentage of total net revenues	38.9%	36.8%		2.1	pts	37.6%	35.8%		1.8	pts
APAC (Asia, Australia and New Zealand)	621	610	11	1.8%		1,172	1,132	40	3.5%
Percentage of total net revenues	17.2%	17.1%		0.1	pts	17.1%	16.8%		0.3	pts

Total International net revenues	$2,313	$2,151	$162	7.5%		$4,229	$3,979	$250	6.3%

Total net revenues	$3,615	$3,566	$49	1.4%		$6,834	$6,755	$79	1.2%

*	Geographic revenue reported for the three and six months ended December 31, 2006, has been adjusted to reflect an immaterial correction in intercompany revenue to properly report country of origin.

United States (U.S.)

Computer Systems net revenue declined in the U.S. during the second quarter and first six months of fiscal 2008, as compared to the corresponding period in fiscal 2007, primarily due to a change to certain distributor programs under which we are no longer able to meet the criteria for revenue recognition at the time of sell-in to our distributors. See “Products Net Revenue”. Additionally, we experienced a decline in sales of our traditional SPARC volume products and x64-based rack server products. These decreases were partially offset by increased sales of our data center enterprise server products and increased demand for our CMT-based SPARC volume server products.

Storage net revenue declined in the U.S. during the second quarter and first six months of fiscal 2008, as compared to the corresponding period of fiscal 2007, primarily due to a reduction in enterprise and entry-level disk product sales due to an increasingly competitive environment. These decreases were partially offset by increased sales of our media products, entry-level tape library products and OEM tape-drive sales.

Services net revenue declined in the U.S. during the second quarter and first six months of fiscal 2008, as compared to the corresponding periods in fiscal 2007, due to a decrease in Support Services sales. The decline in Support Services revenue was attributable to a combination of competitive pricing pressures resulting from the consolidation of some of our largest customers and product shifts in the installed base to volume-based products. This shift drove down the average selling price of maintenance Support Services. These declines were partially offset by an increase in Professional and Educational Services revenue.

International

The following table sets forth net revenues in those geographic markets that contributed significantly to international net revenues during the second quarter and first six months of fiscal 2008 and fiscal 2007 (dollars in millions):

	Three Months Ended				Six Months Ended
	December 30, 2007	December 31, 2006	Change $	Change %	December 30, 2007	December 31, 2006	Change $	Change %
United Kingdom	$291	$283	$8	2.8%	$566	$554	$12	2.2%
Germany	$277	$270	$7	2.6%	$517	$492	$25	5.1%
Central and North Europe (CNE)(1)	$388	$344	$44	12.8%	$697	$618	$79	12.8%
Japan	$171	$193	$(22)	(11.4)%	$339	$386	$(47)	(12.2)%

(1)	CNE consists primarily of Finland, Norway, Sweden, the Netherlands, Belgium, Luxembourg and Switzerland.

United Kingdom

The increase in net revenue during the second quarter and first six months of fiscal 2008, as compared to the corresponding periods in fiscal 2007, was primarily due to the impact of favorable foreign currency exchange rates and increased sales of data center servers, CMT-based SPARC volume servers, and mid-range disk products. Additionally, we experienced increased sales in our overall services business. Service sales growth was driven primarily by increased Professional and Educational Services sales, partially offset by a slight decline in Support Services. Increases in data center server sales and CMT-based SPARC volume server sales were partially offset by declines in revenue related to traditional SPARC volume server products.

Germany

The increase in net revenue during the second quarter of fiscal 2008, as compared to the same period in fiscal 2007, was primarily due to the impact of favorable foreign currency exchange rates and to improved sales of Computer Systems products. Computer Systems products revenue increased primarily due to increased sales of CMT-based SPARC volume server products, Netra server products and data-center server products. These increases were partially offset by decreased sales of traditional SPARC volume server products and x64-based rack server products. Services revenue sales declined primarily due to decreased sales of our Professional Services primarily driven by the one-time delivery of a significant project in the second quarter of fiscal 2007. Decreased Professional Services sales were partially offset by increased sales of our Support Services and Educational Services.

The increase in revenue during the first six months of fiscal 2008, as compared to the same period in fiscal 2007, was due to the impact of favorable foreign currency exchange rates and improved sales of Computer Systems products. Computer Systems products revenue increased primarily due to increased sales of mid-range server products, Netra server products and CMT-based SPARC volume server products. These increases were partially offset by decreased sales of traditional SPARC volume server products and x64-based rack server products. Our Services business declined primarily due to decreased Support Services and Professional and Educational Services sales due to lower attach rates than previous quarters and project delays. Services sales declined primarily due to decreased sales of our Professional Services primarily driven by the one-time delivery of a significant project in the second quarter of fiscal 2007.

CNE

The increase in net revenue during the second quarter of fiscal 2008, as compared to the same period in fiscal 2007, was primarily due to increased sales of Support Services and Storage products, and the favorable impact of foreign currency exchange rates. Storage products net revenue increased primarily due to increased sales of our enterprise disk product and media storage products. These increases were partially offset by declines in sales of our mid-range server products and our traditional SPARC volume server products. Increases in all lines of services revenue were driven by increased customer demand for single supplier, multi-vendor support contracts.

The increase in net revenue during the first six months of fiscal 2008, as compared to the same period in fiscal 2007, was due to increased Support Services sales, Computer Systems product sales, and the favorable impact of foreign currency exchange rates. The increase in Computer System sales were primarily due to increased sales of our data center server products, related add-on products such as processors,CPU boards, and memory, and increased sales of our CMT-based SPARC volume server products. These increases were partially offset by decreased sales of our mid-range server products and traditional SPARC volume servers.

Japan

The decrease in net revenue during the second quarter and the first six months of fiscal 2008, as compared to the corresponding periods in fiscal 2007 was due to declines in sales of our Computer Systems and Storage products primarily caused by modified sales and marketing arrangements with key channel partners and continued competitive market conditions. These modified sales and marketing agreements allow us to improve sales of certain OPL and UltraSPARC-based Computer Systems products in a majority of other geographies, but negatively impacted certain related licensing revenues in Japan. We also experienced a decline in our Services revenue primarily due to a reduction in our Support Services sales. The decline in Support Services sales were partially offset by increased sales of our Professional Services and Educational Services.

Gross Margin

(dollars in millions)

	Three Months Ended				Six Months Ended
	December 30, 2007	December 31, 2006	Change		December 30, 2007	December 31, 2006	Change
Products gross margin	$1,088	$1,032	$56		$2,039	$1,868	$171
Percentage of products net revenues	48.4%	45.7%	2.7	pts	48.2%	44.3%	3.9	pts
Services gross margin	$665	$572	$93		$1,275	$1,124	$151
Percentage of services net revenues	48.7%	43.8%	4.9	pts	48.9%	44.3%	4.6	pts

Total gross margin	$1,753	$1,604	$149		$3,314	$2,992	$322

Percentage of total net revenues	48.5%	45.0%	3.5	pts	48.5%	44.3%	4.2	pts

Products Gross Margin

Products gross margin percentage is influenced by numerous factors including product volume and mix, pricing, geographic mix, foreign currency exchange rates, the mix between sales to resellers and sales to end users, third-party costs (including both raw material and manufacturing costs), warranty costs and charges related to excess and obsolete inventory. Many of these factors influence, or are interrelated with, other factors. As a result, it is difficult to precisely quantify the impact of each item individually. Accordingly, the following quantification of the reasons for the change in the Products gross margin percentage is an estimate.

For the second quarter of fiscal 2008, as compared to the corresponding period in fiscal 2007, Products gross margins increased approximately three percentage points primarily due to an eight percentage point increase in cost savings and a one percentage point increase due to favorable sales volume and mix variances, offset by an approximate six percentage point decrease associated with pricing and discounting actions. The cost savings were primarily a result of favorable component costs during the period. Favorable volume and mix variances were primarily generated as a result of increased sales of our higher-end Computer Systems and Storage products.

For the first six months of fiscal 2008, as compared to the corresponding period in fiscal 2007, Products gross margins increased approximately four percentage points primarily due to a nine percentage point increase in cost savings and a one percentage point increase due to favorable sales volume and mix variances, offset by an approximate six percentage point decrease in margin associated with pricing and discounting actions. The cost savings were primarily a result of favorable component costs during the period. Favorable sales volume and mix variances were primarily generated by increased sales of our higher-end Computer Systems and Storage products.

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

For the second quarter of fiscal 2008, as compared to the corresponding period in fiscal 2007, our Services gross margin increased approximately five percentage points. This increase was primarily due to a four percentage point increase associated with delivery efficiencies and reduced personnel-related costs and a one percentage point increase associated with changes in sales mix and volume.

For the six months of fiscal 2008, as compared to the corresponding period in fiscal 2007, our Services gross margin increased approximately five percentage points. This increase was primarily due to a five percentage point increase associated with delivery efficiencies and reduced certain personnel-related costs.

Operating Expenses

(dollars in millions)

	Three Months Ended					Six Months Ended
	December 30, 2007	December 31, 2006	Change $	Change %		December 30, 2007	December 31, 2006	Change $	Change %
Research and development	$463	$507	$(44)	(8.7)%		$909	$980	$(71)	(7.2)%
Percentage of total net revenues	12.8%	14.2%		(1.4	)pts	13.3%	14.5%		(1.2	)pts
Selling, general and administrative	$995	$978	$17	1.7%		$1,934	$1,936	$(2)	(0.1)%
Percentage of total net revenues	27.5%	27.4%		0.1	pts	28.3%	28.7%		(0.4	)pts
Restructuring and related impairment of long-lived assets	$32	$26	$6	23.1%		$145	$47	$98	208.5%
Percentage of total net revenues	0.9%	0.7%		0.2	pts	2.1%	0.7%		1.4	pts
Purchased in-process research and development	$1	—	$1	—		1	—	$1	—
Percentage of total net revenues	0.0%	—		—		0.0%	—		—

Total operating expenses	$1,491	$1,511	$(20)	(1.3)%		$2,989	$2,963	$26	0.9%

Research and Development (R&D) Expenses

R&D expenses decreased by $44 million during the second quarter of fiscal 2008, as compared to the corresponding period of fiscal 2007, due to $28 million in savings resulting from decreased compensation-related expenses associated with our restructuring efforts, a $12 million decrease in costs associated with prototype-related expenditures, a $3 million decrease in depreciation-related charges and a $1 million decrease in stock-based compensation expenses.

R&D expenses decreased by $71 million during the first six months of fiscal 2008, as compared to the corresponding period of fiscal 2007, primarily due to $57 million in savings resulting from decreased compensation-related expenses associated with our restructuring efforts, a $7 million decrease in costs associated with prototype-related expenditures, a $5 million decrease in depreciation-related charges and a $4 million decrease in stock-based compensation expenses. These decreases were partially offset by an increase in expenses associated with outside services of approximately $2 million.

We believe that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems, storage, software, and microprocessor development, as well as continue to enhance existing products.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses increased by $17 million during the second quarter of fiscal 2008, as compared to the corresponding period of fiscal 2007, primarily due to an increase in marketing expenses of $17 million, increased facility costs of $12 million and an increase in other costs, such as travel and insurance, of approximately $12 million. These increases were offset by a decrease in depreciation expense of $19 million and a decrease in compensation-related expenses, including stock-based compensation, of approximately $5 million.

SG&A expenses decreased by $2 million during the first six months of fiscal 2008, as compared to the corresponding period of fiscal 2007, primarily due to a decrease in depreciation expense of $40 million and a decrease in compensation-related expenses, including stock-based compensation, of approximately $16 million associated with our restructuring efforts. These decreases were partially offset by an increase in marketing expenses of $29 million, increased facility costs of $13 million, and an increase in other costs such as travel, insurance, and outside services, of approximately $12 million.

We are continuing to focus our efforts on achieving additional operating efficiencies and cost savings by reviewing and improving upon our existing business processes and cost structure.

Restructuring and Related Impairment of Long-lived Assets

Under our Restructuring Plan VII and through the second quarter of fiscal 2008, we notified approximately 1,200 employees of their termination and recognized total expenses relating to severance and benefits costs of $131 million. Since June 30, 2007, our headcount has decreased from 34,200 employees to 33,350 employees. The decrease of 850 employees is attributed to both our existing restructuring plans and natural attrition.

Restructuring and related impairment of long-lived assets charges for the three and six months ended December 30, 2007, were $32 million and $145 million, respectively. In the second quarter of fiscal 2008, these restructuring and related impairment of long-lived assets charges included $27 million in severance and benefits costs, $3 million in accrued lease costs associated with excess facilities, and $2 million associated with the impairment of certain long-lived assets. In the first six months of fiscal 2008, the restructuring and related impairment of long-lived assets charges included $129 million in severance and benefit costs, $14 million in accrued lease costs associated with excess facilities, and $2 million associated with the impairment of certain long-lived assets. For further details, refer to Note 5 of our condensed consolidated financial statements.

Gain on Equity Investments

Our equity investments portfolio primarily consists of investments in publicly traded and privately-held technology companies. In the first quarter of fiscal 2008, we recognized a gain of $22 million on the sale of our equity investments. The gain on the sale of equity investments was comprised of approximately $18 million in gains on the sale of certain equity investments in privately-held companies and $4 million in gains on the sale of certain marketable equity investments.

As of December 30, 2007, our equity investment portfolio of $74 million consisted of $39 million in marketable equity securities, $14 million in equity investments in privately-held companies and $21 million in investments in venture capital funds and joint ventures. The ongoing valuation of our investment portfolio remains uncertain and may be subject to fluctuations based on whether we participate in additional investment activity or as a result of the occurrence of events outside of our control. In the second quarter and first six months of fiscal 2007, we did not realize any gain on equity investments, net.

Interest and Other Income, net

(dollars in millions)

	Three Months Ended			Six Months Ended
	December 30, 2007	December 31, 2006	Change	December 30, 2007	December 31, 2006	Change
Interest and other income, net	$53	$63	$(10)	$111	$105	$6

In the second quarter and first six months of fiscal 2008, as compared to the corresponding periods of fiscal 2007, interest income, net, increased due to a higher average cash balance resulting from the issuance of our Convertible Notes and operating cash flow for the period. This increase was partially offset by the use of cash under our stock repurchase program. In the second quarter of fiscal 2008, as compared to the corresponding period of fiscal 2007, other income, net, decreased. The decrease is due to a one-time settlement gain recorded in the second quarter of fiscal 2007.

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

Income Taxes

(dollars in millions)

	Three Months Ended			Six Months Ended
	December 30, 2007	December 31, 2006	Change	December 30, 2007	December 31, 2006	Change
Provision for income taxes	$55	$23	$32	$109	$57	$52

For the second quarter and first six months of fiscal 2008, we recorded income tax provisions of $55 million and $109 million, respectively, as compared to $23 million and $57 million for the corresponding periods of fiscal 2007. The second quarter and first six months of fiscal 2008 includes a tax provision for a reduction in the U.S. valuation allowance that is credited to other balance sheet accounts instead of a reduction to income tax expense. This increase to the tax provision is mostly offset by a reduction in foreign tax expense as a result of repaying intercompany loans of certain international subsidiaries that occurred in the third quarter of fiscal 2007.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

(dollars in millions)

	December 30, 2007	June 30, 2007	Change
Cash and cash equivalents	$2,214	$3,620	$(1,406)
Marketable debt securities	2,463	2,322	141

Total cash, cash equivalents and marketable debt securities	$4,677	$5,942	$(1,265)

Percentage of total assets	32.3%	37.5%

	Six Months Ended
	December 30, 2007	December 31, 2006	Change
Cash provided by operating activities	$910	$252	$658
Cash used in investing activities	(410)	(870)	460
Cash used in financing activities	(1,906)	(338)	(1,568)

Net decrease in cash and cash equivalents	$(1,406)	$(956)	$(450)

Changes in Cash Flow

During the first six months of fiscal 2008, our operating activities were significantly impacted by the following:

•

Net income of $349 million included non-cash charges of approximately $474 million, which primarily included depreciation and amortization of $241 million, amortization of acquisition-related intangible assets of $148 million and stock-based compensation of $100 million; and

•

Changes in operating assets and liabilities of $86 million due to collections of accounts receivable of $187 million, partially offset by payments of accounts payable and inventory purchases of $214 million.

During the first six months of fiscal 2008, our cash used in investing activities of $410 million was primarily attributable to purchases of marketable debt securities of $1,030 million and net purchases of property, plant and equipment of $235 million. This use of cash was partially offset by cash provided by the proceeds from sales and maturities of marketable debt securities of $509 million. Our cash used in financing activities of $1,906 million was primarily attributable to $2 billion paid to purchase stock under our stock repurchase program.

Cash Conversion Cycle

	December 30, 2007	June 30, 2007	Change
Days sales outstanding (DSO)(1)	69	70	1
Days of supply in inventory (DOS)(2)	30	23	(7)
Days payable outstanding (DPO)(3)	(63)	(61)	2

Cash conversion cycle	36	32	(4)

Inventory turns - products only	7.5	9.0	(1.5)

(1)	DSO measures the number of days it takes, based on a 90-day average, to turn our receivables into cash.
(2)	DOS measures the number of days it takes, based on a 90-day average, to sell our inventory.
(3)	DPO measures the number of days it takes, based on a 90-day average, to pay the balances of our accounts payable.

The cash conversion cycle is the duration between the purchase of inventories and services and the collection of the cash for the sale of our Products and Services and is a quarterly metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of DSO added to DOS, reduced by DPO. Inventory turns is annualized and represents the number of times product inventory is replenished during the year. DOS negatively impacted our cash conversion cycle by seven days primarily due to seasonality and the increase in inventory associated with the introduction of certain distributor programs for which the criteria for revenue recognition could not be satisfied. See “Products Net Revenue”.

Stock Repurchases

In May 2007, our Board of Directors authorized management to repurchase up to $3 billion of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions, repayment of debt, and our share price. During our second fiscal quarter ended December 30, 2007, we repurchased approximately 36.7 million shares, or $750 million of our common stock, under this authorization. See Note 7 of our condensed consolidated financial statements.

Borrowings

In August 1999, we issued $1.5 billion of unsecured senior debt securities in four tranches (the Senior Notes) of which $550 million (due on August 15, 2009 and bearing interest at 7.65%) remain. Interest on the Senior Notes is payable semi-annually. We may redeem all or any part of the Senior Notes at any time at a price equal to 100% of the principal plus accrued and unpaid interest in addition to an amount determined by a quotation agent, representing the present value of the remaining scheduled payments. The Senior Notes are subject to compliance with certain covenants that do not contain financial ratios. We are currently in compliance with these covenants. In addition, we also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest associated with the Senior Notes effectively becomes variable. For our publicly traded Senior Notes, estimates of fair value are based on market prices. For our other debt, fair value is calculated based on rates currently estimated to be available to us for debt with similar terms and remaining maturities.

In January 2007, we issued $350 million principal amount of 0.625% Convertible Senior Notes due February 1, 2012, and $350 million principal amount of 0.75% Convertible Senior Notes due February 1, 2014 (the Convertible Notes), to KKR PEI Solar Holdings, I, Ltd., KKR PEI Solar Holdings, II, Ltd., and Citibank, N.A. in a private placement. Each $1,000 of principal of the Convertible Notes was initially convertible into 138.6482 shares of our common stock (or a total of approximately 97 million shares), which is the equivalent of $7.21 per share, subject to adjustment upon the occurrence of specified events set forth under terms of the Convertible Notes. Concurrent with the issuance of the Convertible Notes, we entered into note hedge-transactions with a financial institution whereby we have the option to purchase up to 97 million shares of our common stock at a price of $7.21 per share, and we sold warrants to the same financial institution whereby they have the option to purchase up to 97 million shares of our common stock. The separate note hedge and warrant transactions were structured to reduce the potential future share dilution associated with the conversion of the Convertible Notes.

On November 8, 2007, our stockholders approved a one-for-four reverse stock split at our 2007 Annual Meeting of Stockholders, which became effective on November 12, 2007 (the Effective Date). On the Effective Date, the conversion rate on the Convertible Notes was adjusted as a result of the Reverse Stock Split. The conversion rate with respect to the Convertible Notes was changed such that each Holder of the Convertible Notes will be entitled to receive 34.6619 shares of our common stock per $1,000 principal amount of the Convertible Notes (or a total of approximately 24 million shares), which is the equivalent of $28.85 per share . Our note hedge and warrant transactions were also adjusted as of the Effective Date whereby we have the option to purchase up to approximately 24 million shares of our common stock at a price of $28.85 per share, and our warrant holders have the option to purchase up to 24 million shares.

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

In the normal course of business, we may enter into contractual arrangements under which we may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on behalf of us or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnification obligations have not been material.

In fiscal 2005, the General Services Administration (GSA) began auditing our records under the agreements it had with us at that time. A lawsuit related to the audit has been filed against us in the United States District Court for the District of Arkansas. It includes claims under the federal False Claims and Anti-Kickback Acts, as well as breach of contract and other claims. The lawsuit includes claims related to certain rebates, discounts and other payments or benefits provided by us to our resellers and technology integrators. The lawsuit has been stayed, and the parties continue to discuss the nature of the government’s current and potential claims on our GSA and other government sales. If this matter proceeds to trial, possible sanctions include an award of damages, including treble damages, fines, penalties and other sanctions, up to and including suspension or debarment from sales to the federal government. Although we are interested in pursuing an amicable resolution, we intend to present a vigorous factual and legal defense throughout the course of these proceedings. We canceled our then-current GSA agreement effective October 12, 2007, without penalty or further obligation on our part, under the terms of that agreement.

We have made an assessment of the probable loss resulting from these matters and such amounts are reflected in our condensed consolidated financial statements at December 30, 2007 and June 30, 2007. It is difficult to predict the outcome of this matter with certainty, and the actual amount of loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements.

In fiscal 2006 as part of a service-based sales arrangement involving a governmental institution in Mexico, we were required to deposit approximately $62 million with a surety company as collateral guaranteeing our performance under the arrangement. This cash is classified as other non-current assets, net, in our December 30, 2007 and our June 30, 2007 condensed consolidated balance sheets.

On July 1, 2007, we adopted FIN 48. As a result of the implementation of FIN 48, we increased the liability for net unrecognized tax benefits by $204 million. The cumulative effect of the change in accounting principle resulted in an increase in retained earnings of $9 million. In addition, the requirements of the adoption of FIN 48 resulted in adjustments to other balance sheet accounts of $213 million, principally related to the reclassification of a portion of the valuation allowance on deferred tax assets. The total amount of gross unrecognized tax benefits at the date of adoption was $410 million.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents in subsidiaries for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. At December 30, 2007, we had cash and cash equivalents of $2.2 billion. Our remaining investments of $2.5 billion were held in marketable debt securities. Our cash and marketable debt securities position at December 30, 2007, was approximately $4.7 billion.

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

During the six months ended December 30, 2007, we believe there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2007 Form 10-K.

Income Taxes

During the six months ended December 30, 2007, we adopted FIN 48. See Note 8 in the Notes to consolidated condensed financial statements of this Form 10-Q for further discussion.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report, including the foregoing sections, contains forward-looking statements, particularly statements regarding: the estimated sublease income to be generated from sublease contracts not yet negotiated; estimated future restructuring liabilities; our expectations with respect to workforce and facility-related expenses; our expectations with respect to productivity improvement initiatives and expense reduction measures; our expectation with respect to a reduction in our tax liabilities and associated anticipated refund of taxes; our plans to continue to invest significant resources in new systems, software and microprocessor development and to enhance existing products; our expectations with respect to additional restructuring charges under Restructuring Plan VII; our estimated contractual obligations at December 30, 2007; our belief that the liquidity provided by existing cash, cash equivalents, marketable debt securities and cash generated from operations will provide sufficient capital to meet our requirements for at least the next 12 months; and our belief that the resolution of pending claims and legal proceedings will not have a material adverse effect on us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at December 30, 2007. Actual results may differ materially.

Interest Rate Sensitivity

Our debt investment portfolio consists primarily of fixed income instruments with an average duration of 0.25 years as of December 30, 2007, as compared to 0.25 years as of June 30, 2007. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three-month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, for example, a hypothetical 150 BPS increase in interest rates would result in an approximate $16 million decrease in the fair value of our investments in debt securities as of December 30, 2007.

We also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest payable on the Senior Notes effectively becomes variable and thus matches the shorter-term rates received from our cash and marketable securities. Accordingly, interest rate fluctuations impact the fair value of our Senior Notes outstanding, which will be offset by corresponding changes in the fair value of the swap agreements. However, by entering into these swap agreements, we have a cash flow exposure related to the risk that interest rates may increase. For example, at December 30, 2007, a hypothetical 150 BPS increase in interest rates would result in an approximate $8 million increase in interest expense over a one-year period.

Foreign Currency Exchange Risk

Our revenue, expense, and capital purchasing activities are primarily transacted in U.S. dollars. However, since a portion of our operations consist of manufacturing and sales activities outside the U.S., we enter into transactions in other currencies. We are primarily exposed to changes in exchange rates for the Euro, Japanese Yen, and British Pound.

We are a net receiver of currencies other than the U.S. dollar and, as such, can benefit from a weaker dollar, and can be adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular, a strengthening of the U.S. dollar, may adversely affect our consolidated sales and operating margins as expressed in U.S. dollars. To minimize currency exposure gains and losses, we often borrow funds in local currencies, enter into forward exchange contracts, purchase foreign currency options and promote natural hedges by purchasing components and incurring expenses in local currencies. Currently, we have no plans to discontinue our hedging programs; however, we continually evaluate the benefits of our hedging strategies and may choose to discontinue them in the future.

Based on our foreign currency exchange instruments outstanding at December 30, 2007, we estimate a maximum potential one-day loss in fair value of approximately $7 million, as compared to $3 million as of June 30, 2007, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables, and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Equity Security Price Risk.

The market risk on our portfolio of equity investments did not materially change from our assessment in our June 30, 2007, Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 30, 2007, such that the information required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various claims, suits, investigations, and legal proceedings that arise from time to time in the ordinary course of our business. Although we do not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, we could incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period. For further information regarding items that we deem to be significant, please refer to Note 11 to our Notes to condensed consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding our repurchases of our common stock during the three fiscal months ended December 30, 2007.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2007 through November 2, 2007	9,001	$10.29	—	$1,550,000,005
November 3, 2007 through December 2, 2007	27,275,541	$20.29	27,275,457	$996,641,325
December 3, 2007 through December 30, 2007	9,418,657	$20.88	9,418,657	$800,013,952

Total	36,703,199	$20.44	36,694,114	$800,013,952

(1)

The total number of shares repurchased includes shares of our common stock that our employees surrendered for tax withholding purposes in connection with the vesting of restricted stock and shares of restricted stock that we repurchased from employees whose employment terminated before such shares vested.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on November 8, 2007. At the meeting, stockholders voted upon the following actions:

1. Election of Directors:

	FOR	WITHHELD
Scott G. McNealy	2,971,286,337	54,017,749
James L. Barksdale	2,980,632,565	44,671,521
Stephen M. Bennett	2,965,308,217	59,995,869
Peter L.S. Currie	2,885,283,508	140,020,578
Robert J. Finocchio, Jr.	2,976,976,684	48,327,402
Michael E. Marks	2,949,492,815	75,811,271
Patricia E. Mitchell	2,981,496,899	43,807,187
M. Kenneth Oshman	2,958,577,077	66,727,009
P. Anthony Ridder	2,969,843,889	55,460,197
Jonathan I. Schwartz	2,980,971,817	44,332,269

The ten nominees who received the highest number of votes (all of the above individuals) were elected to the Board of Directors, and will serve as directors until our next annual meeting and until his or her successor is elected and qualified.

2. Proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2008:

FOR	AGAINST	ABSTAIN	NON-VOTES
2,893,354,984	101,589,216	30,359,886	0

The appointment was ratified.

3. Approval of Sun’s 2007 Omnibus Incentive Plan:

FOR	AGAINST	ABSTAIN	NON-VOTE
1,619,635,250	500,497,756	23,896,165	881,274,915

The proposal was approved.

4. Approval of an amendment to Sun’s Amended and Restated Certificate of Incorporation to effect a one-for-four reverse split of common stock:

FOR	AGAINST	ABSTAIN	NON-VOTE
2,861,328,816	138,868,853	25,106,417	0

The proposal was approved.

5. Stockholder proposal regarding an advisory vote on compensation:

FOR	AGAINST	ABSTAIN	NON-VOTE
787,174,458	1,172,565,550	184,289,163	881,274,915

The proposal was not approved.

6. Stockholder proposal regarding simple majority vote:

FOR	AGAINST	ABSTAIN	NON-VOTE
1,743,532,301	376,124,792	24,372,078	881,274,915

The proposal was approved.

ITEM 5. OTHER INFORMATION

(a) On November 9, 2007, Gregory M. Papadopoulos, Executive Vice President, Research and Development and Chief Technology Officer, entered into a Rule 10b5-1(c) trading plan pursuant to which our common stock will be sold for Mr. Papadopoulos’s account from time to time in accordance with the provisions of the trading plan without any further action or involvement by Mr. Papadopoulos.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Management Contract or Compensatory Plan or Arrangement

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated November 9, 2007	No

10.1	2007 Omnibus Incentive Plan, effective November 8, 2007 (the “2007 Plan”)	Yes

10.2	Representative form of stock option grant agreement for Section 16 officers under the 2007 Plan	Yes

10.3	Representative form of restricted stock unit grant agreement for Section 16 officers under the 2007 Plan	Yes

10.4	Representative form of restricted stock unit grant agreement for members of the Board under the 2007 Plan	Yes

10.5	Amendment to U.S. Non-Qualified Deferred Compensation Plan, effective October 30, 2007	Yes

15.1	Letter re Unaudited Interim Financial Information	No

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	No

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	No

32.1	Section 1350 Certificate of Chief Executive Officer	No

32.2	Section 1350 Certificate of Chief Financial Officer	No

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
V. Kalyani Chatterjee
Chief Accounting Officer (Principal Accounting Officer)

Dated: February 4, 2008

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Management Contract or Compensatory Plan or Arrangement

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated November 9, 2007	No

10.1	2007 Omnibus Incentive Plan, effective November 8, 2007 (the “2007 Plan”)	Yes

10.2	Representative form of stock option grant agreement for Section 16 officers under the 2007 Plan	Yes

10.3	Representative form of restricted stock unit grant agreement for Section 16 officers under the 2007 Plan	Yes

10.4	Representative form of restricted stock unit grant agreement for members of the Board under the 2007 Plan	Yes

10.5	Amendment to U.S. Non-Qualified Deferred Compensation Plan, effective October 30, 2007	Yes

15.1	Letter re Unaudited Interim Financial Information	No

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	No

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	No

32.1	Section 1350 Certificate of Chief Executive Officer	No

32.2	Section 1350 Certificate of Chief Financial Officer	No