Form 10-Q/A
period 2007-12-30
SUN MICROSYSTEMS, INC.
filed 2008-02-11
CIK 709519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2008
Common Stock - $0.001 par value	792,770,742

EXPLANATORY NOTE

Sun Microsystems, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended December 30, 2007, originally filed with the Securities and Exchange Commission on February 6, 2008 (the “Original Report”), to correct the number of outstanding shares listed on the cover page of the Original Report, which included treasury shares. Other than these changes, this Amendment does not amend, update or change any other disclosures contained in the Original Report.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

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
V. Kalyani Chatterjee
Chief Accounting Officer (Principal Accounting Officer)

Dated: February 11, 2008

INDEX TO EXHIBTS

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer