Form 10-Q
period 2008-03-30
SUN MICROSYSTEMS, INC.
filed 2008-05-08
CIK 709519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock - $0.001 par value	781,783,680

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share amounts)

	Three Months Ended			Nine Months Ended
	March 30, 2008	April 1, 2007		March 30, 2008	April 1, 2007
Net revenues:
Products	$2,003	2,060		$6,232	6,279
Services	1,263	1,223		3,868	3,759

Total net revenues	3,266	3,283		10,100	10,038
Cost of sales:
Cost of sales-products(1)	1,106	1,148		3,296	3,499
Cost of sales-services(1)	692	674		2,022	2,086

Total cost of sales	1,798	1,822		5,318	5,585

Gross margin	1,468	1,461		4,782	4,453
Operating expenses:
Research and development(1)	457	514		1,366	1,494
Selling, general and administrative(1)	989	957		2,923	2,893
Restructuring charges and related impairment of long-lived assets	14	35		159	82
Purchased in-process research and development	24	—		25	—

Total operating expenses	1,484	1,506		4,473	4,469

Operating income (loss)	(16)	(45)		309	(16)
Gain on equity investments, net	—	5		22	5
Interest and other income, net	34	104		145	209

Income before income taxes	18	64		476	198
Provision (benefit) for income taxes	52	(3)		161	54

Net income (loss)	$(34)	$67		$315	$144

Net income (loss) per common share-basic	$(0.04)	$0.08	(2)	$0.38	$0.16	(2)

Net income (loss) per common share-diluted	$(0.04)	$0.07	(2)	$0.38	$0.16	(2)

Shares used in the calculation of net income per common share-basic	785	887	(2)	821	881	(2)

Shares used in the calculation of net income per common share-diluted	785	915	(2)	837	900	(2)

(1) Includes stock based compensation as follows:

Cost of sales - products	$3	$3		$8	$10
Cost of sales - services	$10	$8		$28	$24
Research and development	$17	$15		$47	$49
Selling, general and administrative	$27	$24		$74	$83

(2)	Amounts have been restated to reflect the one-for-four reverse stock split effective November 12, 2007.

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except for par value)

	March 30, 2008	June 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,363	$3,620
Short-term marketable debt securities	664	962
Accounts receivable (net of bad debt reserves of $63 and $81)(1)	2,405	2,964
Inventories	735	524
Deferred and prepaid tax assets	223	200
Prepaid expenses and other current assets, net	1,106	1,058

Total current assets	7,496	9,328
Property, plant and equipment (net of accumulated depreciation of $3,364 and 3,573)(1)	1,584	1,533
Long-term marketable debt securities	774	1,360
Goodwill	3,288	2,514
Acquisition-related intangible assets, net	611	633
Other non-current assets, net	509	470

	$14,262	$15,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,306	$1,381
Accrued payroll-related liabilities	724	842
Accrued liabilities and other	1,128	961
Deferred revenues	1,979	2,047
Warranty reserve	204	220

Total current liabilities	5,341	5,451
Long-term debt	1,275	1,264
Long-term deferred revenues	627	659
Other non-current obligations	1,229	1,285
Stockholders’ equity
Preferred stock ($0.001 par value, 10 shares authorized; no shares issued and outstanding)	—	—
Common stock and additional paid-in-capital ($0.001 par value(2), 1,800(2) shares authorized; issued and outstanding: 901 shares and 901(2) shares)(1)	7,275	6,987
Treasury stock, at cost: (119 shares and 17(2) shares)(1)	(2,381)	(311)
Retained earnings	404	189
Accumulated other comprehensive income	492	314

Stockholders’ equity	5,790	7,179

	$14,262	$15,838

(1)	As of March 30, 2008 and June 30, 2007, respectively.
(2)	Amounts have been restated to reflect the one-for-four reverse stock split effective November 12, 2007.

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Nine Months Ended
	March 30, 2008	April 1, 2007
Cash flows from operating activities:
Net income	$315	$144
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	224	239
Depreciation and amortization	354	388
Stock-based compensation expense	157	166
Purchased in-process research and development	25	—
Gain on investments and other, net	(54)	—
Impairment of long-lived assets	—	16
Deferred taxes	8	(20)
Changes in operating assets and liabilities:
Accounts receivable, net	603	265
Inventories	(205)	(51)
Prepaid and other assets	(105)	(104)
Accounts payable	(114)	(222)
Other liabilities	31	(427)

Net cash provided by operating activities	1,239	394

Cash flows from investing activities:
Decrease (increase) in restricted cash	22	(4)
Purchases of marketable debt securities	(1,292)	(2,465)
Proceeds from sales of marketable debt securities	1,404	1,041
Proceeds from maturities of marketable debt securities	764	523
Proceeds from sales of equity investments, net	25	8
Purchases of property, plant and equipment, net	(297)	(73)
Payments for acquisitions, net of cash acquired	(923)	(10)

Net cash used in investing activities	(297)	(980)

Cash flows from financing activities:
Purchase of common stock call options	—	(228)
Sale of common stock warrant	—	145
Proceeds from exercise of options and ESPP purchases	121	176
Proceeds from issuance of convertible notes, net	—	692
Principal payments on borrowings and other obligations	(20)	(476)
Purchases of common stock under 2007 Stock Repurchase Plan	(2,300)	—

Net cash provided by (used in) financing activities	(2,199)	309

Net decrease in cash and cash equivalents	(1,257)	(277)
Cash and cash equivalents, beginning of period	3,620	3,569

Cash and cash equivalents, end of period	$2,363	$3,292

Supplemental schedule of non-cash investing activities:
Stock options issued in connection with the acquisition of MySQL	$102

See accompanying notes.

SUN MICROSYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

We provide network computing infrastructure product and service solutions. A consistent vision, “The Network is the Computer™,” has been the driving force behind our technology innovation for over 25 years. Our core brands include the Java™ technology platform, the Solaris™ operating system, Sun StorageTek™ storage solutions, the UltraSPARC® processor and the MySQL™ database. By investing in research and development, we create products and services that address the complex information technology issues that customers face today, including increasing demands for network access, bandwidth and storage. We help drive demand by sharing our technologies with the user community, which in turn presents a greater opportunity for us to provide the infrastructure that runs the network.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Our first three quarters in fiscal year 2008 end on September 30, 2007, December 30, 2007 and March 30, 2008. In fiscal year 2007, the quarters ended on October 1, 2006, December 31, 2006 and April 1, 2007. The fourth quarter in all fiscal years ends on June 30.

Basis of Presentation

The accompanying condensed consolidated financial statements (Interim Financial Statements) include our accounts and the accounts of our subsidiaries. Intercompany accounts and transactions have been eliminated. Certain amounts from prior periods have been reclassified to conform to current year presentation. Cash flows associated with spare parts are now included in net cash provided by operating activities. We completed our acquisition of MySQL AB (MySQL) on February 25, 2008 and have included these results in our condensed consolidated financial statements from the acquisition date.

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

For the three and nine months ended March 30, 2008, we added zero and 16 million common equivalent shares, respectively, to our basic weighted-average shares outstanding to compute the diluted weighted-average shares outstanding for the period. For the three and nine months ended April 1, 2007, we added 28 million and 18 million common equivalent shares, respectively, to our basic-weighted-average shares outstanding to compute the diluted weighted-average shares outstanding for these periods. We are required to include these dilutive shares in our calculations of net income per share for this period because we earned a profit during these periods.

Shares used in the diluted net income per share calculations exclude anti-dilutive common equivalent shares, consisting of stock options, restricted stock awards, written call options and shares associated with convertible notes. These anti-dilutive common equivalent shares totaled 118 and 105 million shares for the three- and nine-month periods ending March 30, 2008, respectively, and 121 million shares and 107 million shares for the three- and nine-month periods ending April 1, 2007, respectively.

As a result of our net loss for the three month period ended March 30, 2008, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share.

Recent Pronouncements

Income Taxes: In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48), which became effective for us on July 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods and disclosure. Additionally, in May 2007, the FASB published FASB Staff Position (FSP) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 was effective upon the initial adoption of FIN 48. Our policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations. Refer to Footnote 9 of our condensed consolidated financial statements for further information regarding the impact of this pronouncement.

Fair Value Measurements: In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used in measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years and we are required to adopt the pronouncement in the first quarter of our fiscal 2009. On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (FSP SFAS 157-2). FSP SFAS 157-2 amends SFAS No. 157, to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for the items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, FSP SFAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and we are required to adopt the pronouncement in our first quarter of our fiscal 2010. We are currently evaluating the impact of adopting SFAS 157 and FSP SFAS 157-2 on our consolidated financial statements.

Fair Value Option For Financial Assets and Financial Liabilities: In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. This standard is effective for fiscal years beginning after November 15, 2007 and we are required to adopt the pronouncement in our first quarter of fiscal 2009. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.

Accounting For Advanced Payments For Future Research and Development: In June 2007, the FASB ratified Emerging Issues Task Force (EITF) 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF 07-03). EITF 07-03 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and we are required to adopt the pronouncement in our first quarter of fiscal 2009. We are currently evaluating the impact that the adoption of EITF 07-03 will have on our consolidated financial statements.

Accounting For Convertible Debt: During August of 2007, the FASB issued proposed FSP Accounting Principles Board (APB) 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion” (the FSP). At the March 26, 2008 FASB meeting, the FASB Board directed the FASB staff to proceed to a draft of the FSP. The guidance will significantly impact the accounting for instruments commonly referred to as Instruments B and C from EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” and any other convertible debt instruments that allow settlement in any combination of cash and shares at the issuer's option, such as instruments sometimes referred to as “Instrument X”. The FSP will require us to separately account for the liability and equity components of the instrument in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP will require bifurcation of a component of the debt, classification of that component in equity and then accretion of the resulting discount on the debt as part of interest expense being reflected in the income statement. In addition, the FSP will require certain additional disclosures that were not included in the original proposal. The FSP will be effective for fiscal years beginning after December 15, 2008 and we are required to adopt the FSP in our first quarter of fiscal 2010. The FSP will not permit early application and will require retrospective application to all periods presented. We are currently evaluating the impact that the adoption of the FSP will have on our financial condition, results of operations and disclosures.

Collaborative Arrangements: In November 2007, the FASB ratified EITF 07-01, “Accounting for Collaborative Arrangements” (EITF 07-01). EITF 07-01 requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. In addition, a participant in a collaborative arrangement should provide the following disclosures separately for each collaborative arrangement: (a) the nature and purpose of the arrangement, (b) its rights and obligations under the collaborative arrangement, (c) the accounting policy for the arrangement in accordance with APB Opinion 22, “Disclosure of Accounting Policies,” and (d) the income statement classification and amounts arising from the collaborative arrangement between participants for each period an income statement is presented. EITF 07-01 will be effective for annual periods beginning after December 15, 2008 and we are required to adopt the pronouncement in our first quarter of fiscal 2010. We are currently evaluating the impact of adopting EITF 07-01 on our consolidated financial statements.

Business Combinations: In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)) and SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS 160). These new standards will significantly change the accounting for and reporting for business combination transactions and non-controlling interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008 and we are required to adopt the pronouncement in the first quarter of our fiscal 2010. We are currently evaluating the impact of adopting SFAS 141(R) and SFAS 160 on our consolidated financial statements.

Derivative Instruments and Hedging Activities Disclosures: In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This Statement specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and we are required to adopt the pronouncement in our first quarter of fiscal 2010. We are currently evaluating the impact that the adoption of SFAS 161 will have on our consolidated financial statements.

Intangibles: In April 2008, FASB issued FSP 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. The FSP also requires that we disclose the weighted-average period prior to the next renewal or extension for each major intangible asset class, our accounting policy for the treatment of costs incurred to renew or extend the term of a recognized intangible assets and for intangible assets renewed or extended during the period, if we capitalize renewal or extension costs, the costs incurred to renew or extend the asset and the weighted-average period prior to the next renewal or extension for each major intangible asset class. The FSP is effective for financial statements for fiscal years beginning after December 15, 2008 and we are required to adopt the pronouncement in our first quarter of fiscal 2010. We are currently evaluating the impact of adopting the FSP on our consolidated financial statements.

3. BUSINESS COMBINATIONS

On February 25, 2008, we acquired all of the outstanding shares of MySQL, a company based in Uppsala, Sweden, for approximately $904 million including $797 million in cash, assumed employee stock options valued at approximately $102 million and transaction costs of $5 million. The options assumed in the acquisition were converted into options to purchase to purchase 11.9 million shares of our common stock. MySQL provides open source and proprietary database technology and software as well as services, to a wide range of customers in different industry segments and stages of growth. The results of operations of MySQL are included in the condensed consolidated statement of operations from the date of acquisition.

Preliminary Purchase Price Allocation

The total purchase price of approximately $904 million was allocated on a preliminary basis as follows (in millions):

Goodwill	$723
Other intangible assets:
Customer base	70
Developed technology	73
Trademarks	28
Tangible assets acquired and net liabilities assumed	(12)
In-process research and development (IPRD)	22

Total	$904

The preliminary purchase price allocation for the acquisition was based upon a preliminary valuation and estimates of fair value. Our estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to identifiable intangible assets, restructuring, income and non-income taxes and goodwill. Adjustments to these estimates will be included in the allocation of the purchase price if the adjustment is determined within the purchase price allocation period of up to the next twelve months.

Other Acquisitions

During the first nine months of fiscal 2008, we acquired three other companies and purchased certain technology and development assets for a total purchase price of approximately $137 million. We recorded approximately $103 million of goodwill, $32 million of identifiable intangible assets, and $3 million of in-process research and development in connection with these acquisitions. We have included the effects of these transactions in our results of operations prospectively from the respective dates of the acquisitions. Projects that qualify for treatment as IPRD have not yet reached technological feasibility and have no alternative future use.

Pro forma results of operations have not been presented for MySQL or our other acquisitions because the effects of these acquisitions were not material on either an individual or on an aggregate basis.

4. BALANCE SHEET DETAILS

Inventories

Inventories consisted of the following (in millions):

	March 30, 2008	June 30, 2007
Raw materials	$159	$125
Work in process	99	95
Finished goods	477	304

	$735	$524

Warranty Reserve

We accrue for our product warranty costs at the time of shipment. These product warranty costs are estimated based upon our historical experience and specific identification of product requirements and may fluctuate based on product mix.

The following table sets forth an analysis of warranty reserve activity (in millions):

Balance at June 30, 2007	$220
Charged to costs and expenses	214
Utilized	(230)

Balance at March 30, 2008	$204

Property, Plant and Equipment

On January 25, 2008, we sold our Louisville, Colorado facility which included buildings, leasehold improvements and land, in a sale-leaseback transaction for $58.5 million in cash, net of $1.5 million of closing costs. We recognized the entire gain of $28 million in our quarter ended March 30, 2008, as an offset to our selling, general and administrative expenses in our condensed consolidated statements of operations. Cash received from the transaction has been netted against purchases of property, plant and equipment in our condensed consolidated statements of cash flow. In conjunction with the transaction, we entered into a lease for the same facility. Under the terms of the agreement, we will lease certain properties until December 31, 2008. We have not retained more than a minor portion of the use of the property as the present value of the rental for this leaseback represents less than 10 percent of the fair value of the asset sold. Accordingly, we recognized the entire gain in the current quarter.

5. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS, NET

Information regarding our goodwill by operating segment is as follows (in millions):

	Product Group	Services Group	Total
Balance as of June 30, 2007	$1,278	$1,236	$2,514
Goodwill acquired during the period	826	—	826
Adjustment to acquired companies’ tax and restructuring reserves	(23)	(29)	(52)

Balance as of March 30, 2008	$2,081	$1,207	$3,288

We are currently assessing the allocation of goodwill acquired from our acquisition of MySQL to our operating segments and expect to complete our assessment by the end of the fiscal year and therefore the allocation may change.

Information regarding our other acquisition-related intangible assets is as follows (in millions):

	Gross Carrying Amount			Accumulated Amortization			Net
	June 30, 2007	Additions	March 30, 2008	June 30, 2007	Additions	March 30, 2008	March 30, 2008
Developed technology	$904	$94	$998	$(612)	$(102)	$(714)	$284
Customer base	651	79	730	(361)	(119)	(480)	250
Trademark	63	29	92	(14)	(2)	(16)	76
Acquired workforce and other	95	—	95	(93)	(1)	(94)	1

	$1,713	$202	$1,915	$(1,080)	$(224)	$(1,304)	$611

Amortization expense of other acquisition-related intangible assets was $76 million and $224 million for the three and nine months ended March 30, 2008, respectively, and $78 million and $239 million for the three and nine months ended April 1, 2007, respectively. Our acquisition-related intangible assets are amortized primarily over periods ranging between one and five years on a straight-line basis.

Estimated amortization expense for other acquisition-related intangible assets on our March 30, 2008 balance sheet for the fiscal years ending June 30, is as follows (in millions):

Remainder of 2008	$83
2009	285
2010	94
2011	46
2012	39
Thereafter	64

$611

6. RESTRUCTURING CHARGES AND RELATED IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS 112, “Employers’ Accounting for Post Employment Benefits” (SFAS 112) and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), we recognized a total of $14 million and $159 million in restructuring and related impairment of long-lived assets for the three- and nine-months ended March 30, 2008, respectively, and a total of $35 million and $82 million for the three and nine months ended April 1, 2007, respectively. The determination of when we accrue for severance costs and which standard applies depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by SFAS 146 or under an on-going benefit arrangement as described in SFAS 112.

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

Restructuring Plan VII

In August 2007, we initiated a restructuring plan to further align our resources with our strategic business objectives (Restructuring Plan VII). Through the third quarter of fiscal 2008, we notified approximately 1,300 employees of their termination and recognized total related severance and benefit costs of $141 million. Additionally, we incurred $6 million in expenses related to facilities other and restructuring related charges.

Restructuring Plan VI

In May 2006, we implemented a plan to better align our resources with our strategic business objectives (Restructuring Plan VI). This plan included reducing our workforce across certain business functions, operating units and geographic regions as well as implementing other expense reduction measures. Through the third quarter of fiscal 2008, excluding natural attrition and acquisition-related restructuring activity, we reduced our workforce by approximately 2,150 employees and recognized cumulative expenses relating to severance and benefit costs of $192 million, primarily in workforce reduction charges associated with Restructuring Plan VI.

Restructuring Plans Prior to Phase VI

Prior to the initiation of Restructuring Plans VI and VII, we implemented certain workforce reduction and facilities exit actions. All employees to be terminated under these plans have been notified and all facilities relating to the amounts accrued under these restructuring plans have been exited.

The following table sets forth an analysis of our restructuring accrual activity for the nine months ended March 30, 2008 (in millions):

	Restructuring Plans
	VII		VI	Prior to VI
	Severance and Benefits	Facilities Related and Other	Severance, Benefits, Facilities Related, and Other	Facilities Related and Other	Total
Balance as of June 30, 2007	$—	$—	$29	$246	$275
Severance and benefits	141	—	—	—	141
Property and equipment impairment and other	—	6	—	—	6
Provision adjustments	—	—	—	12	12

Total restructuring charges	$141	$6	$—	$12	$159
Cash paid	(93)	(1)	(22)	(43)	(159)
Non-Cash	—	—	(3)	—	(3)

Balance as of March 30, 2008	$48	$5	$4	$215	$272

The restructuring charges are based on estimates that are subject to change. Changes to the previous estimates have been reflected as “Provision adjustments” on the above table in the period the changes in estimates were determined. As of March 30, 2008, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $15 million. Accrued lease costs include accretion expense associated with the passage of time.

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next several quarters. Our accrual as of March 30, 2008, for facility-related leases (net of anticipated sublease proceeds), will be paid over their respective lease terms through fiscal 2016. As of March 30, 2008, of the total $272 million accrual for workforce reductions and facility-related leases, $100 million was classified as current accrued liabilities and other and the remaining $172 million was classified as other non-current obligations.

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

Acquisition-related Restructuring Costs

As a result of our acquisition of StorageTek in fiscal 2006, we recorded acquisition-related restructuring costs associated with the costs of integrating the operating locations and activities of StorageTek with those of Sun and eliminating duplicative activities. Emerging Issues Task Force (EITF) 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations” requires that these acquisition-related restructuring costs, which are not associated with the generation of future revenues and have no future economic benefit, be recorded as assumed liabilities in the allocation of the purchase price. As a result, during the year ended June 30, 2006, we recorded approximately $172 million of restructuring costs in connection with the StorageTek acquisition, which were based upon plans committed to by management. To estimate restructuring liabilities, management utilized assumptions of the number of employees that would be involuntarily terminated and of costs associated with the disposition of duplicate or excess acquired facilities. Decreases to the estimate of costs associated with executing the currently approved acquisition-related restructuring plans are recorded as adjustments to goodwill indefinitely, whereas increases to the estimates are recorded as adjustments to goodwill during the purchase price allocation period and as operating expenses thereafter. Accordingly, during the nine months ended March 30, 2008, decreases to the provision totaling $3 million were recorded as an adjustment to goodwill for severance and benefits and increases to the provision totaling $2 million for facilities-related restructuring were recorded as operating expenses. The following table sets forth an analysis of the acquisition-related restructuring liabilities for StorageTek for the nine months ended March 30, 2008 (in millions):

	Severance and Benefits	Facilities Related and Other	Total
Balance as of June 30, 2007	$17	$34	$51
Cash paid	(9)	(11)	(20)
Provision adjustments	(3)	2	(1)

Balance as of March 30, 2008	$5	$25	$30

As of March 30, 2008, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $5 million. The balance of the StorageTek severance accrual at March 30, 2008, is expected to be primarily utilized during the remainder of fiscal 2008 due to legal restrictions imposed in certain European countries and is expected to be funded through cash flows from the combined operations.

7. BORROWING ARRANGEMENTS

As of March 30, 2008 and June 30, 2007, the balance of long-term debt is as follows (in millions):

	Maturities	March 30, 2008	June 30, 2007
7.65% Senior Notes	2009	$550	$550
0.625% Convertible Notes	2012	350	350
0.75% Convertible Notes	2014	350	350
Interest rate swap agreements		32	17
Other		(7)	(2)

Total borrowing arrangements		$1,275	$1,265

Less: current maturities		—	(1)
Total carrying value long-term borrowing arrangements		$1,275	$1,264

Total fair value of long-term borrowings arrangements		$1,222	$1,233

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

In January 2007, we issued $350 million principal amount of 0.625% Convertible Senior Notes due February 1, 2012 and $350 million principal amount of 0.75% Convertible Senior Notes due February 1, 2014 (the Convertible Notes), to KKR PEI Solar Holdings, I, Ltd., KKR PEI Solar Holdings, II, Ltd. and Citibank, N.A. in a private placement. Each $1,000 of principal of the Convertible Notes was initially convertible into 138.6482 shares of our common stock (or a total of approximately 97 million shares), which is the equivalent of $7.21 per share, subject to adjustment upon the occurrence of specified events set forth under terms of the Convertible Notes. Concurrent with the issuance of the Convertible Notes, we entered into note hedge-transactions with a financial institution whereby we have the option to purchase up to 97 million shares of our common stock at a price of $7.21 per share and we sold warrants to the same financial institution whereby they have the option to purchase up to 97 million shares of our common stock. The separate note hedge and warrant transactions were structured to reduce the potential future share dilution associated with the conversion of the Convertible Notes.

On November 8, 2007, our stockholders approved a one-for-four reverse stock split at our 2007 Annual Meeting of Stockholders, which became effective on November 12, 2007 (the Effective Date). On the Effective Date, the conversion rate on the Convertible Notes was adjusted as a result of the reverse stock split. The conversion rate with respect to the Convertible Notes was changed such that each Holder of the Convertible Notes will be entitled to receive 34.6619 shares of our common stock per $1,000 principal amount of the Convertible Notes (or a total of approximately 24 million shares), which is the equivalent of $28.85 per share. Our note hedge and warrant transactions were also adjusted as of the Effective Date whereby we have the option to purchase up to approximately 24 million shares of our common stock at a price of $28.85 per share and our warrant holders have the option to purchase up to 24 million shares.

Uncommitted lines of credit

At March 30, 2008 and June 30, 2007, we and our subsidiaries had uncommitted lines of credit aggregating approximately $437 million and $386 million, respectively. No amounts were drawn from these lines of credit as of March 30, 2008 and June 30, 2007. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

8. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

In May 2007, our Board of Directors authorized management to repurchase up to $3 billion of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of our management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions, repayment of debt and our share price. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. From inception through March 30, 2008, we repurchased 125.0 million shares, for an aggregate purchase price of approximately $2.5 billion, all of which are initially recorded as treasury stock and accounted for using the cost method.

When treasury shares are reissued, any excess of the acquisition costs of the shares, determined on a first-in-first-out basis, over the proceeds from reissuance is charged to additional paid-in-capital to the extent of previous credits on similar transactions, with any remaining amounts charged to retained earnings.

The stock repurchase activity under the stock repurchase program during the first nine months of fiscal 2008 is summarized as follows (in millions, except per share amounts):

Nine Months Ended March 30, 2008	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at June 30, 2007	9.7	$20.62	$200
Repurchase of common stock (under publicly announced plan)	115.3	19.94	2,300

Cumulative balance at March 30, 2008	125.0	$19.99	$2,500

Comprehensive Income

The components of comprehensive income were as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Net income (loss)	$(34)	$67	$315	$144
Change in unrealized value of investments	(25)	10	(15)	5
Change in unrealized fair value of derivative instruments and other	1	1	13	(1)
Translation adjustments	95	11	179	114

	$37	$89	$492	$262

The components of accumulated other comprehensive income were as follows (in millions):

	March 30, 2008	June 30, 2007
Unrealized losses on investments, derivative instruments and other	$(21)	$(20)
Cumulative translation adjustments	513	334

	$492	$314

9. INCOME TAXES

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

During the first quarter of fiscal 2008, as a result of the expiration of the statute of limitations with respect to certain acquisition-related tax reserves, the total amount of gross unrecognized tax benefits was reduced by $47 million, which was adjusted against goodwill. During the third quarter of fiscal 2008, there were no material changes related to tax reserves that impacted our effective tax rate.

The total amount of gross unrecognized tax benefits was $363 million as of September 30, 2007. Of this amount, $224 million would benefit our tax provisions if realized and the remaining $139 million which relates to acquisition-related reserves and stock-based compensation would affect the provisions by adjusting goodwill and additional paid in capital, respectively.

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

We are currently under examination by the IRS for tax returns filed for fiscal years 2003 through 2005. It is reasonably possible that this audit could be completed within the next twelve months with the resolution of all issues. If this occurs, we expect that there could be a reduction in our tax liabilities of up to $134 million and a corresponding reduction in our tax effected net operating loss carryovers. In addition, we anticipate a refund of taxes relating to prior years of up to $26 million.

10. STOCK-BASED COMPENSATION

We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and restricted stock-based awards. These awards are granted under our 2007 Omnibus Incentive Plan, which was approved by our stockholders on November 8, 2007. Stock options and restricted stock-based awards are generally time-based, vesting 25% on each annual anniversary of the grant date over four years. Stock options generally expire eight years from the date of grant. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the date of purchase. Shares issued as a result of stock option exercises, restricted stock-based awards and our ESPP are generally first issued out of treasury stock. As of March 30, 2008, we had approximately 121 million shares of common stock reserved for future issuance under these plans.

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

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, ESPP and options assumed as a result of our acquisitions included in our condensed consolidated statements of operations (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Cost of sales - products	$3	$3	$8	$10
Cost of sales - services	10	8	28	24
Research and development	17	15	47	49
Selling, general and administrative	27	24	74	83

Stock-based compensation expense	$57	$50	$157	$166

Net cash proceeds from the exercise of stock options were $20 million and $71 million for the three and nine months ended March 30, 2008, respectively, and $52 million and $149 million for the three and nine months ended April 1, 2007, respectively.

The fair value of stock-based awards including assumed options from the purchase of MySQL was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and nine months ended March 30, 2008 and April 1, 2007, respectively:

Options	Three Months Ended		Nine Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Expected life (in years)	3.53	4.6	4.27	4.6
Interest rate	2.43%	4.82%	3.41%	4.70%
Volatility	39.91%	43.47%	41.76%	46.20%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$11.72	$11.40	$9.91	$9.08

Our computation of expected volatility for the quarter ended March 30, 2008, is based on a combination of historical and market-based implied volatility. Our computation of expected life is based on historical settlement patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option activity for the nine months ended March 30, 2008, is as follows (in millions, except per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2007	104	$46.11	3.8	$329
Grants (includes options assumed from MySQL)	19	9.11
Exercises	(10)	7.24
Forfeitures or expirations	(13)	80.76

Outstanding at March 30, 2008	100	$38.51	3.9	$133

Exercisable at March 30, 2008	71	$47.79	2.9	$76

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of our third quarter of fiscal 2008 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 30, 2008. This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised was $82 million and $40 million for the three months ended March 30, 2008 and April 1, 2007, respectively. The total intrinsic value of options exercised was $105 million and $87 million for the nine months ended March 30, 2008 and April 1, 2007, respectively. The total fair value of options that vested during the three months ended March 30, 2008 and April 1, 2007 was $19 million and $13 million, respectively. The total fair value of options that vested during the nine months ended March 30, 2008 and April 1, 2007, was $98 million and $100 million, respectively.

As of March 30, 2008, $223 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of two years.

The following table summarizes our restricted stock award activity for the nine months ended March 30, 2008 (in millions, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value (per share)
Restricted stock awards at June 30, 2007	15	$20.01
Granted	10	20.00
Vested	(1)	20.32
Forfeited	(1)	20.00

Restricted stock awards at March 30, 2008	23	$20.06

As of March 30, 2008, we retained purchase rights to approximately 80,000 shares issued pursuant to stock purchase agreements and other stock plans at a weighted-average price of approximately $0.02 per share. As of March 30, 2008, $364 million of total unrecognized compensation costs related to restricted stock based awards is expected to be recognized over a weighted-average period of three years.

11. OPERATING SEGMENTS

We design, manufacture, market and service network computing infrastructure solutions that consist of Computer Systems (hardware and software), Storage (hardware and software), Support Services and Professional Services and Educational Services. Our organization is primarily structured in a functional manner. During the periods presented, our Chief Executive Officer was identified as our Chief Operating Decision Maker (CODM) as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131).

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

Segment Information

The following table presents revenues and operating income (loss) for our segments. The Other segment consists of certain functional groups that did not meet the requirements for a reportable segment as defined by SFAS 131, such as GSS and WMO and other miscellaneous functions such as Finance, Human Resources and Legal (in millions):

	Product Group	Services Group	Other	Total
Three Months Ended:

March 30, 2008
Revenues	$2,003	$1,263	$—	$3,266
Operating income (loss)	$897	$571	$(1,484)	$(16)

April 1, 2007
Revenues	$2,060	$1,223	$—	$3,283
Operating income (loss)	$912	$549	$(1,506)	$(45)

	Product Group	Services Group	Other	Total
Nine Months Ended:

March 30, 2008
Revenues	$6,232	$3,868	$—	$10,100
Operating income	$2,936	$1,846	$(4,473)	$309

April 1, 2007
Revenues	$6,279	$3,759	$—	$10,038
Operating income (loss)	$2,780	$1,673	$(4,469)	$(16)

12. LEGAL PROCEEDINGS AND CONTINGENCIES

In fiscal 2005, the General Services Administration (GSA) began auditing our records under the agreements it had with us at that time. A lawsuit related to the audit and our performance under our GSA contract and other government contracts has been filed against us in the United States District Court for the District of Arkansas. It includes claims under the Federal False Claims and Anti-Kickback Acts, as well as breach of contract and other claims, including claims related to certain rebates, discounts and other payments or benefits provided by Sun to its resellers and technology integrators. The parties continue to discuss the nature of the government’s current and potential claims on our GSA and other government sales. If this matter proceeds to trial, possible sanctions include an award of damages, including treble damages, fines, penalties and other sanctions, up to and including suspension or debarment from sales to the federal government. Although we are interested in pursuing an amicable resolution, we intend to present a vigorous factual and legal defense throughout the course of these proceedings.

As required by SFAS No. 5, “Accounting for Contingencies” (SFAS 5), we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and such amounts are reflected in our condensed consolidated financial statements. Litigation is inherently unpredictable and it is difficult to predict the outcome of particular matters with reasonable certainty and, therefore, the actual amount of any loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements.

13. SUBSEQUENT EVENT

On May 1, 2008, the Board of Directors approved a plan to better align our resources with our strategic business objectives, including reducing our workforce (the Restructuring Plan). We expect to incur total charges ranging from $130 million to $220 million over the next several quarters in connection with the Restructuring Plan, the majority of which relates to cash severance costs and is expected to be incurred in the first half of the fiscal year ended June 30, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders, Sun Microsystems, Inc.

We have reviewed the condensed consolidated balance sheet of Sun Microsystems, Inc. as of March 30, 2008 and the related condensed consolidated statements of operations for the three-month and nine-month periods ended March 30, 2008 and April 1, 2007 and the condensed consolidated statements of cash flows for the nine-month periods ended March 30, 2008 and April 1, 2007. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sun Microsystems, Inc. as of June 30, 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended not presented herein, and in our report dated August 27, 2007 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

San Jose, California

May 7, 2008

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We provide network computing infrastructure product and service solutions. A consistent vision, “The Network is the Computer”, has been the driving force behind our technology innovation for over 25 years. Our core brands include the Java technology platform, the Solaris operating system, Sun StorageTek storage solutions, the UltraSPARC processor and the MySQL database. By investing in research and development, we create products and services that address the complex information technology issues that customers face today, including increasing demands for network access, bandwidth and storage. We help drive demand by sharing our technologies with the user community, which in turn presents a greater opportunity for us to provide the infrastructure that runs the network.

Overview of Third Quarter Fiscal 2008 Results

Our third quarter of fiscal 2008 was a challenging one. Despite our growth in 12 out of 16 sales geographies with double digit performance in a number of emerging markets during the quarter, our U.S. sales geography revenue declined 10%. In addition, the overall impact of the MySQL acquisition on our third quarter fiscal 2008 income statement was a decrease of approximately $30 to $35 million of net income, or approximately 4 cents per share.

•	For the quarter ended March 30, 2008, we reported an operating loss of $16 million. In addition,

•	Products net revenue decreased by 2.8% year over year,

•	Services revenue increased by 3.3%, primarily due to a 10.6% increase in Professional and Education Services revenue year over year,

•	Quarterly gross margin as a percentage of revenue remained relatively stable year over year, increasing 0.4 percentage points, while decreasing 3.6 percentage points sequentially.

•	We ended our third fiscal quarter of 2008 with a cash and marketable debt securities balance of $3.8 billion and generated positive cash flow from operations of $329 million.

•	We repurchased 17.5 million shares, or $300 million, of our common stock.

•	We completed our acquisition of MySQL for $797 million in cash plus the assumption of stock options.

•

We introduced next generation systems and storage technology including the Sun Netra™ T5220 based on the Ultra SPARC T2 processor, blades based on the UltraSPARC T2 processor and AMD Opteron™ processor the T5140 and T5240 CMT-based enterprise servers incorporating the UltraSPARC T2 Plus processor, the T9840D enterprise tape drive and the Sun StorageTek VTL 2.0 Plus, a storage virtualization solution for companies looking to take advantage of both disk and tape storage in one single unit.

RESULTS OF OPERATIONS

Net Revenues

(dollars in millions, except revenue per employee dollars in thousands)

	Three Months Ended					Nine Months Ended
	March 30, 2008	April 1, 2007	Change $	Change %		March 30, 2008	April 1, 2007	Change $	Change %
Computer Systems products	$1,473	$1,500	$(27)	(1.8)%		$4,542	$4,602	$(60)	(1.3)%
Percentage of total net revenues	45.1%	45.7%		(0.6	)pts	45.0%	45.8%		(0.8	)pts
Storage products	530	560	(30)	(5.4)%		1,690	1,677	13	0.8%
Percentage of total net revenues	16.2%	17.1%		(0.9	)pts	16.7%	16.7%		0.0	pts

Products net revenue	$2,003	$2,060	$(57)	(2.8)%		$6,232	$6,279	$(47)	(0.7)%
Percentage of total net revenues	61.3%	62.7%		(1.4	)pts	61.7%	62.6%		(0.9	)pts
Support Services	$961	$950	$11	1.2%		$2,981	$2,938	$43	1.5%
Percentage of total net revenues	29.4%	28.9%		0.5	pts	29.5%	29.3%		0.2	pts
Professional and Educational Services	302	273	29	10.6%		887	821	66	8.0%
Percentage of total net revenues	9.2%	8.3%		0.9	pts	8.8%	8.2%		0.6	pts

Services net revenue	$1,263	$1,223	$40	3.3%		$3,868	$3,759	$109	2.9%
Percentage of total net revenues	38.7%	37.3%		1.4	pts	38.3%	37.4%		0.9	pts

Total net revenues	$3,266	$3,283	$(17)	(0.5)%		$10,100	$10,038	$62	0.6%

	March 30, 2008	April 1, 2007	Change $	Change %
Revenue per employee (for twelve months ended)	$410	$387	$23	5.9%

Revenue per employee is calculated by dividing the revenue over the last 12 months by the average number of employees during the period, including contractors. We use this as a measure of our productivity.

Foreign Currency Exchange Impact

Due to the generally weakened U.S. dollar during the third quarter and first nine months of fiscal 2008, as compared with the corresponding periods of fiscal 2007, our total net revenues were favorably impacted by foreign currency exchange rates. The net foreign currency impact to our total net revenues is difficult to precisely measure due to hedging and pricing actions we take to mitigate the effect of foreign exchange rate fluctuations. Excluding the effect of these actions, the maximum impact related to foreign exchange rate changes during the third quarter and first nine months of fiscal 2008, as compared with the corresponding periods of fiscal 2007, would be approximately 4% and 3%, respectively, of Products net revenue and approximately 5% and 4%, respectively, of Services net revenue.

Products Net Revenue

Products net revenue consists of sales of Computer Systems and Storage products.

We distribute our products to end users through a combination of direct sales through our Global Sales and Services organization and through our independent distributors. Beginning in the second quarter of fiscal 2008, we introduced programs in certain geographic markets entitling our distributors to a reduced price on hardware when sold to the end customer with a support services contract. Accordingly, in these cases, we are no longer able to meet the criteria for revenue recognition under U.S. generally accepted accounting principles at the time of sell-in to our distributors. We have deferred revenue on these sales until our distributors sell the hardware. We introduced these programs in the U.S. and parts of Asia during the second quarter of fiscal 2008. We plan to introduce these programs in Europe and certain other geographies in the fourth quarter of fiscal 2008 and expect that our Products revenue will be adversely impacted by approximately $20 million to $40 million in that period.

Computer Systems Net Revenue

The decrease in Computer Systems products net revenue during the third quarter of fiscal 2008 of $27 million, as compared to the corresponding period in fiscal 2007, was primarily due to decreased sales of our traditional volume SPARC® server products and decreased sales of our data center server products. Decreased sales of our traditional volume SPARC processor-based server products were primarily the result of reduced customer demand as these products are near their end of life (EOL). Decreased sales of data center server products were primarily due to a change in sales mix toward our volume and mid-range servers away from the higher end products. These decreases were partially offset by the favorable impact of foreign currency exchange movements, increased sales of our CMT entry-level volume SPARC-based server products, increased sales of our mid-range server products and increased sales of our Netra line of SPARC-based server products. Increased sales of our CMT-based, entry-level volume SPARC-based server products and our Netra SPARC-based server products were primarily the result of continued acceptance of our recently introduced products based on the UltraSPARC T2 processor. Increased sales of our mid-range server products were primarily attributable to the increased acceptance of our Olympus Product Line (OPL) product offering.

The decrease in Computer Systems products net revenue during the first nine months of fiscal 2008 of $60 million, as compared to the corresponding period in fiscal 2007, was primarily due to decreased sales of our traditional volume SPARC-based server products. Decreased sales of these products were primarily the result of reduced customer demand as products are near their EOL. These decreases were partially offset by the favorable impact of foreign currency exchange movements, increased sales of our CMT entry-level volume SPARC-based server products, increased sales of our data center and mid-range server products and increased sales of our Netra line of SPARC server products. Increased sales of our CMT-based, entry-level volume SPARC-based server products and our Netra SPARC server products were primarily the result of continued acceptance of our recently introduced products based on the UltraSPARC T2 processor. Increased sales of our data center and mid-range server products were primarily attributable to continued acceptance of our OPL product offerings.

Storage Net Revenue

The decrease in Storage products net revenue during the third quarter of fiscal 2008 of $30 million, as compared to the corresponding period in fiscal 2007, was primarily due to decreased sales of our enterprise and OEM tape drive products and Virtual Storage Manager (VSM) mainframe products. Enterprise tape drive products sales decreased primarily due to pricing pressures and an increasingly competitive environment. OEM tape drive products and VSM mainframe product sales decreased primarily due to an increasingly competitive environment. Decreased sales were partially offset by the favorable impact of foreign currency exchange movements.

The increase in Storage products net revenue during the first nine months of fiscal 2008 of $13 million, as compared to the corresponding period in fiscal 2007, was primarily due to the favorable impact of foreign currency exchange movements, increased sales of mid-range disk products, increased sales of tape media, virtual storage products and increased sales of connectivity products. Increased sales of mid-range disk products were primarily due to the improved functionality and scalability of the ST6140 and ST6150 product models. Increased sales of our virtual storage products were due to recent product introductions such as our Virtual Tape Library (VTL). Increased sales of our connectivity products were principally driven by increases in our installed base. These increases were partially offset by decreased sales of our enterprise and OEM tape drive products, VSM mainframe products, entry level disk products and other third party disk products primarily due to an increasingly competitive environment.

Services Net Revenue

Services net revenue consists of revenue generated from Support Services and Professional and Educational Services.

Support Services Net Revenue

The increase in Support Services net revenue during the third quarter of fiscal 2008 of $11 million, as compared to the corresponding period in fiscal 2007, was primarily due to increased sales of our Network and Managed Services in our Europe, Middle East, Africa, and Asia Pacific geographies. Increases in these geographies were due mainly to key customer wins, increases in our installed base and the favorable impact of foreign currency exchange movements.

The increase in Support Services net revenue during the first nine months of fiscal 2008 of $43 million, as compared to the corresponding period in fiscal 2007, was due to increased Support Services sales in Europe, Middle East, Africa and Asia Pacific geographies, increased sales of our Network and Managed Services and the favorable impact of foreign currency exchange movements. Increased sales of our Network and Managed Services were primarily the result of increased demand for network services and the shift to single supplier multi-vendor support models which are displacing traditional maintenance support service models. Increases in these geographies were due mainly to key customer wins and increases in our installed base. These increases were partially offset by decreased Support Services sales in the U.S. market.

Professional and Educational Services Net Revenue

The increase in Professional and Educational Services net revenue during the third quarter and first nine months of fiscal 2008 of $29 million and $66 million, respectively, as compared to the corresponding periods in fiscal 2007, was primarily attributable to increased Professional Services revenue. Professional Services revenue increased due to demand for consolidation, installation and customization projects. Increases in Educational Services revenue were primarily due to continued Solaris adoption and the related training needs.

Net Revenues by Geographic Area*

(dollars in millions)

	Three Months Ended					Nine Months Ended
	March 30, 2008	April 1, 2007	Change $	Change %		March 30, 2008	April 1, 2007	Change $	Change %
U.S.	$1,159	$1,283	$(124)	(9.7)%		$3,764	$4,059	$(295)	(7.3)%
Percentage of total net revenues	35.5%	39.1%		(3.6	)pts	37.3%	40.4%		(3.1	)pts
International Americas (Canada and Latin America)	225	195	30	15.4%		715	622	93	15.0%
Percentage of total net revenues	6.9%	5.9%		1.0	pts	7.1%	6.2%		0.9	pts
EMEA (Europe, Middle East and Africa)	1,264	1,212	52	4.3%		3,831	3,632	199	5.5%
Percentage of total net revenues	38.7%	36.9%		1.8	pts	37.9%	36.2%		1.7	pts
APAC (Asia, Australia and New Zealand)	618	593	25	4.2%		1,790	1,725	65	3.8%
Percentage of total net revenues	18.9%	18.1%		0.8	pts	17.7%	17.2%		0.5	pts

Total International net revenues	$2,107	$2,000	$107	5.4%		$6,336	$5,979	$357	6.0%

Total net revenues	$3,266	$3,283	$(17)	(0.5)%		$10,100	$10,038	$62	0.6%

*	Geographic revenue reported for the three and nine months ended April 1, 2007, has been adjusted to reflect an immaterial correction in intercompany revenue to properly report country of origin.

United States (U.S.)

Computer Systems revenue decreased in the U.S. during the third quarter of fiscal 2008, as compared to the corresponding period in fiscal 2007, due to decreased sales of our data center server products and traditional SPARC volume products. These decreases were partially offset by increased sales of our CMT-based SPARC volume server products.

Computer Systems revenue decreased in the U.S. during the first nine months of fiscal 2008, as compared to the corresponding period in fiscal 2007, due to decreased sales of our traditional SPARC volume products and x64-based rack server products. These decreases were partially offset by increased sales of our CMT-based SPARC volume server products, data center enterprise server products and Netra SPARC server products.

Storage products revenue decreased in the U.S. during the third quarter and first nine months of fiscal 2008, as compared to the corresponding periods of fiscal 2007, due to decreased sales of our enterprise and OEM tape drive products, VSM mainframe products and disk products primarily due to a significant number of deferrals of purchases from many of our large U.S. end-user customers. These decreases were partially offset by increased sales of our media products.

Services revenue decreased in the U.S. during the third quarter and first nine months of fiscal 2008, as compared to the corresponding periods in fiscal 2007, primarily due to a decrease in Support Services sales. The decline in Support Services sales was primarily attributable to a combination of competitive pricing pressures resulting from the consolidation of some of our largest customers and product shifts in the installed base to volume-based products. This shift drove down the average selling price of maintenance Support Services. These declines were partially offset by an increase in Professional and Educational Services sales.

International

The following table sets forth net revenues in those geographic markets that contributed significantly to international net revenues during the third quarter and first nine months of fiscal 2008 and fiscal 2007 (dollars in millions):

	Three Months Ended				Nine Months Ended
	March 30, 2008	April 1, 2007	Change $	Change %	March 30, 2008	April 1, 2007	Change $	Change %
United Kingdom	$306	$281	$25	8.9%	$872	$835	$37	4.4%
Germany	$232	$231	$1	0.4%	$749	$723	$26	3.6%
Central and North Europe (CNE)(1)	$337	$320	$17	5.3%	$1,034	$938	$96	10.2%
Japan	$177	$181	$(4)	(2.2)%	$516	$567	$(51)	(9.0)%

(1)	CNE consists primarily of Switzerland, Russia, the Netherlands, Sweden and Belgium.

United Kingdom

The increase of $25 million and $37 million in net revenue during the third quarter and first nine months of fiscal 2008, as compared to the corresponding periods in fiscal 2007, was primarily due to the impact of favorable foreign currency exchange rates and increased sales of data center and mid-range servers, CMT-based SPARC volume servers and mid-range disk products. Increases in data center server sales and CMT-based SPARC volume server sales were partially offset by decreased sales related to traditional SPARC volume server products. The decline in services sales revenue was driven primarily by decreased Professional and Educational Services sales, partially offset by a slight increase in Support Services.

Germany

Net revenue remained relatively unchanged during the third quarter of fiscal 2008, as compared to the corresponding period in fiscal 2007. The increase in revenue of $26 million during the first nine months of fiscal 2008, as compared to the corresponding period in fiscal 2007, was due to the impact of favorable foreign currency exchange rates and improved sales of Computer Systems products. Computer Systems products revenue increased primarily due to increased sales of CMT-based SPARC volume server products, mid-range server products and Netra server products. These increases were partially offset by decreased sales of traditional SPARC volume server products and x64-based rack server products. Our Services business declined primarily due to decreased Professional Services sales due to lower attach rates than previous quarters and project delays.

CNE

The increase in net revenue of $17 million during the third quarter of fiscal 2008, as compared to the corresponding period in fiscal 2007, was primarily due to increased sales of Computer Systems products and Support Services and the favorable impact of foreign currency exchange rates. The increase in Computer System sales was primarily due to increased sales of our CMT-based SPARC volume server products and workstation products. These increases were partially offset by decreased sales of our traditional SPARC volume server products. Increases in Support Services revenue were driven by increased customer demand for single supplier, multi-vendor support contracts.

The increase in net revenue of $96 million during the first nine months of fiscal 2008, as compared to the corresponding period in fiscal 2007, was due to increased sales of Computer Systems product and Support Services and the favorable impact of foreign currency exchange rates. The increase in Computer System sales was primarily due to increased sales of our CMT-based SPARC volume server products and data center server products. These increases were partially offset by decreased sales of our traditional SPARC volume servers and mid-range server products. Increases in Support Services revenue were driven by increased customer demand for single supplier, multi-vendor support contracts.

Japan

The decrease in net revenue of $4 million and $51 million, respectively, during the third quarter and the first nine months of fiscal 2008, as compared to the corresponding periods in fiscal 2007, was due to declines in sales of our Computer Systems and Storage products primarily caused by modified sales and marketing arrangements with key channel partners and continued competitive market conditions. These modified sales and marketing agreements allow us to improve sales of certain OPL and UltraSPARC-based Computer Systems products in a majority of other geographies, but negatively impacted certain related licensing revenues in Japan. We experienced an increase in our Services revenue primarily due to increased sales of our Support Services and Professional Services.

Gross Margin

(dollars in millions)

	Three Months Ended				Nine Months Ended
	March 30, 2008	April 1, 2007	Change		March 30, 2008	April 1, 2007	Change
Products gross margin	$897	$912	$(15)		$2,936	$2,780	$156
Percentage of products net revenues	44.8%	44.3%	0.5	pts	47.1%	44.3%	2.8	pts
Services gross margin	$571	$549	$22		$1,846	$1,673	$173
Percentage of services net revenues	45.2%	44.9%	0.3	pts	47.7%	44.5%	3.2	pts

Total gross margin	$1,468	$1,461	$7		$4,782	$4,453	$329

Percentage of total net revenues	44.9%	44.5%	0.4	pts	47.3%	44.4%	2.9	pts

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

For the third quarter of fiscal 2008, as compared to the corresponding period in fiscal 2007, Products gross margins increased approximately one percentage point primarily due to a ten percentage point increase in cost savings, partially offset by an approximate seven percentage point decrease associated with pricing and discounting actions and a two percentage point decrease due to unfavorable sales volume and mix variances. The cost savings were primarily the result of favorable component costs during the period. Unfavorable volume and mix variances were primarily generated as a result of decreased sales of our higher-end Computer Systems and Storage products.

For the first nine months of fiscal 2008, as compared to the corresponding period in fiscal 2007, Products gross margins increased approximately three percentage points primarily due to a ten percentage point increase in cost savings, partially offset by an approximately seven percentage point decrease in margin associated with pricing and discounting actions. The cost savings were primarily the result of favorable component costs during the period.

There can be no assurance that the current gross margin percentage will be maintained. In general, gross margins will remain under downward pressure due to the variety of factors listed above, especially continued industry wide global pricing pressures, increased competition and potential increases in the cost and availability of components. In response to the competitive environment, we expect to continue to take pricing actions with regard to our products.

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

For the third quarter of fiscal 2008, as compared to the corresponding period in fiscal 2007, our Services gross margin remained relatively unchanged. Increases caused by delivery efficiencies and reduced personnel-related costs were offset by decreases associated with changes in sales mix and volume.

For the nine months of fiscal 2008, as compared to the corresponding period in fiscal 2007, our Services gross margin increased approximately three percentage points. This increase was primarily due to delivery efficiencies.

Operating Expenses

(dollars in millions)

	Three Months Ended					Nine Months Ended
	March 30, 2008	April 1, 2007	Change $	Change %		March 30, 2008	April 1, 2007	Change $	Change %
Research and development	$457	$514	$(57)	(11.1)%		$1,366	$1,494	$(128)	(8.6)%
Percentage of total net revenues	14.0%	15.7%		(1.7	)pts	13.5%	14.9%		(1.4	)pts
Selling, general and administrative	$989	$957	$32	3.3%		$2,923	$2,893	$30	1.0%
Percentage of total net revenues	30.3%	29.2%		1.1	pts	28.9%	28.8%		0.1	pts
Restructuring and related impairment of long-lived assets	$14	$35	$(21)	(60.0)%		$159	$82	$77	93.9%
Percentage of total net revenues	0.4%	1.1%		(0.7	)pts	1.6%	0.8%		0.8	pts
Purchased in-process research and development	$24	—	$24			25	—	$25
Percentage of total net revenues	0.7%	—		—		0.2%	—		—

Total operating expenses	$1,484	$1,506	$(22)	(1.5)%		$4,473	$4,469	$4	0.1%

Research and Development (R&D) Expenses

R&D expenses decreased by $57 million during the third quarter of fiscal 2008, as compared to the corresponding period of fiscal 2007, due to $33 million in savings from decreased performance-based compensation, $9 million in savings resulting from decreased headcount associated with our restructuring efforts, a $6 million decrease in depreciation expense and $9 million decrease in costs associated with prototype expenses. These decreases were partially offset by a $2 million increase in stock-based compensation expenses.

R&D expenses decreased by $128 million during the first nine months of fiscal 2008, as compared to the corresponding period of fiscal 2007, primarily due to $73 million in savings from decreased performance-based compensation, $26 million in savings resulting from decreased headcount associated with our restructuring efforts, a $16 million decrease in costs associated with prototype expenses, a $11 million decrease in depreciation expenses and a $2 million decrease in stock-based compensation expenses.

We believe that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems, storage, software and microprocessor development, as well as continue to enhance existing products.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses increased by $32 million during the third quarter of fiscal 2008, as compared to the corresponding period of fiscal 2007, primarily due to an increase in employee compensation and other related expenses of $29 million, an increase in occupancy expense of $14 million, an increase in travel expenses of $9 million, an increase in outside services expenses of $7 million, an increase in marketing expenses of $6 million and an increase of $6 million related to a legal settlement. These increases were offset by a decrease of depreciation expense of $11 million. Additionally, SG&A expenses were reduced by the $28 million gain on the sale of our Louisville, Colorado campus.

SG&A expenses increased by $30 million during the first nine months of fiscal 2008, as compared to the corresponding period of fiscal 2007, primarily due an increase in marketing expenses of $35 million, an increase in occupancy expense of $30 million, an increase in travel expenses of $15 million, an increase in employee compensation and other related expenses of $13 million, an increase in outside services expenses of $10 million and a settlement expense of $6 million. These increases were partially offset by a decrease in depreciation expense of $51 million and a decrease in SG&A expenses associated with the $28 million gain on the sale of our Louisville, Colorado campus.

We are continuing to focus our efforts on achieving additional operating efficiencies and cost savings by reviewing and improving upon our existing business processes and cost structure.

Restructuring and Related Impairment of Long-lived Assets

Under our Restructuring Plan VII and through the third quarter of fiscal 2008, we notified approximately 1,300 employees of their termination and recognized total expenses relating to severance and benefits costs of $141 million.

Restructuring and related impairment of long-lived assets charges for the three and nine months ended March 30, 2008, were $14 million and $159 million, respectively. In the third quarter of fiscal 2008, these restructuring and related impairment of long-lived assets charges included $10 million in severance and benefits costs and $4 million in accrued lease costs associated with excess facilities. In the first nine months of fiscal 2008, the restructuring and related impairment of long-lived assets charges included $141 million in severance and benefits costs, $16 million in accrued lease costs associated with excess facilities and $2 million associated with the impairment of certain long-lived assets. For further details, refer to Note 6 of our condensed consolidated financial statements.

Purchased In-Process Research and Development (IPRD)

In the third quarter and first nine months of fiscal 2008, we recorded an IPRD expense of $24 million and $25 million, respectively, primarily related to our acquisition of MySQL. At the date of the acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and the IPRD had no alternative future uses.

Gain on Equity Investments

	Three Months Ended			Nine Months Ended
	March 30, 2008	April 1, 2007	Change	March 30, 2008	April 1, 2007	Change
Gain on equity investments, net	$—	$5	$(5)	$22	$5	$17

Our equity investments portfolio primarily consists of investments in publicly traded and privately-held technology companies. In the first nine months of fiscal 2008, we recognized a gain of $22 million on the sale of our equity investments, which was comprised of approximately $18 million in gains on the sale of certain equity investments in privately-held companies and $4 million in gains on the sale of certain marketable equity investments in public companies.

In the third quarter and first nine months of fiscal 2007, our gain on equity investments, net, was comprised of approximately $4 million in gains on the sale of certain marketable equity investments in privately held companies and $1 million in distributions from equity method investments.

As of March 30, 2008, our equity investment portfolio of $59 million consisted of $25 million in marketable equity securities, $17 million in equity investments in privately-held companies and $17 million in investments in venture capital funds and joint ventures. The ongoing valuation of our investment portfolio remains uncertain and may be subject to fluctuations based on whether we participate in additional investment activity or as a result of the occurrence of events outside of our control. In the first nine months of fiscal 2007, we realized a gain on equity investments, net, of $5 million.

Interest and Other Income, net

(dollars in millions)

	Three Months Ended			Nine Months Ended
	March 30, 2008	April 1, 2007	Change	March 30, 2008	April 1, 2007	Change
Interest and other income, net	$34	$104	$(70)	$145	$209	$(64)

In the third quarter and first nine months of fiscal 2008, as compared to the corresponding periods of fiscal 2007, interest income, net, decreased primarily due to the timing of the receipt of settlement income from Microsoft in the third quarter of fiscal 2007 as opposed to the fourth quarter of fiscal 2008, lower interest rates in fiscal 2008, and a lower average cash balance in fiscal 2008 resulting from the use of $2.5 billion of our cash under our stock repurchase program and the use of $797 million of cash to purchase MySQL in the third quarter of fiscal 2008.

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

Income Taxes

(dollars in millions)

	Three Months Ended			Nine Months Ended
	March 30, 2008	April 1 2007	Change	March 30, 2008	April 1, 2007	Change
Provision (benefit) for income taxes	$52	$(3)	$55	$161	$54	$107

For the third quarter and first nine months of fiscal 2008, we recorded income tax provisions of $52 million and $161 million, respectively, as compared to a $3 million benefit for the third quarter of fiscal 2007 and a $54 million provision for the nine months ended April 1, 2007. The third quarter and first nine months of fiscal 2008 included a reduction in the U.S. valuation allowance that is credited to other balance sheet accounts and therefore did not benefit the income tax expense. This change in the tax provision is also impacted by a reduction in foreign tax expense as a result of repaying intercompany loans of certain international subsidiaries that occurred in the third quarter of fiscal 2007.

For the third quarter and nine months of fiscal 2007, we recorded an income tax benefit of $3 million and a tax provision of $54 million. The third quarter of fiscal 2007 includes a benefit of $54 million primarily relating to the settlement of the Internal Revenue Service income tax audits for fiscal 2001 and 2002, a benefit associated with adjusting estimated amounts to actual liabilities resulting from the filing of the prior year tax return and the final resolution of a state tax claim. As a result of the settlement of these IRS audits, we reduced our income tax reserves by $60 million, of which $31 million resulted in a tax benefit and the remainder of which resulted in an increase to additional-paid-in-capital.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

(dollars in millions)

	March 30, 2008	June 30, 2007	Change
Cash and cash equivalents	$2,363	$3,620	$(1,257)
Marketable debt securities	1,438	2,322	(884)

Total cash, cash equivalents and marketable debt securities	$3,801	$5,942	$(2,141)

Percentage of total assets	26.7%	37.5%	(10.8	)pts

	Nine Months Ended
	March 30, 2008	April 1, 2007	Change
Cash provided by operating activities	$1,239	$394	$845
Cash used in investing activities	(297)	(980)	683
Cash provided by (used in) financing activities	(2,199)	309	(2,508)

Net decrease in cash and cash equivalents	$(1,257)	$(277)	$(980)

Changes in Cash Flow

During the first nine months of fiscal 2008, our operating activities were significantly impacted by the following:

•

Net income of $315 million included non-cash charges of approximately $714 million, which primarily included depreciation and amortization of $354 million, amortization of acquisition-related intangible assets of $224 million and stock-based compensation of $157 million; and

•

Changes in operating assets and liabilities of $210 million primarily due to collections of accounts receivable of $603 million, partially offset by payments of accounts payable and inventory purchases of $319 million.

During the first nine months of fiscal 2008, our cash used in investing activities of $297 million was primarily attributable to our purchase of MySQL and other acquisitions net of cash received for $923 million, purchases of marketable debt securities of $1,292 million and purchases of property, plant and equipment of $355 million. This use of cash was partially offset by cash provided by the proceeds from sales and maturities of marketable debt securities of $2,168 million and cash proceeds of approximately $58.5 million associated with the sale-leaseback of our Louisville, Colorado facility. Our cash used in financing activities of $2.2 billion was primarily attributable to $2.3 billion paid to purchase stock under our stock repurchase program.

Cash Conversion Cycle

	March 30, 2008	June 30, 2007	Change
Days sales outstanding (DSO)(1)	66	70	4
Days of supply in inventory (DOS)(2)	37	23	(14)
Days payable outstanding (DPO)(3)	(65)	(61)	4

Cash conversion cycle	38	32	(6)

Inventory turns - products only	7.1	9.0	(1.9)

(1)	DSO measures the number of days it takes, based on a 90-day average, to turn our receivables into cash.
(2)	DOS measures the number of days it takes, based on a 90-day average, to sell our inventory.
(3)	DPO measures the number of days it takes, based on a 90-day average, to pay the balances of our accounts payable.

The cash conversion cycle is the duration between the purchase of inventories and services and the collection of the cash for the sale of our Products and Services and is a quarterly metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of DSO added to DOS, reduced by DPO. Inventory turns is annualized and represents the number of times product inventory is replenished during the year. DOS negatively impacted our cash conversion cycle by fourteen days primarily due to the a decrease in anticipated revenue and the inventory buildup in anticipation of new product introduction and an increase in inventory associated with the introduction of certain distributor programs for which the criteria for revenue recognition could not be satisfied.

Acquisitions

An active acquisition program is an important element of our corporate strategy. Typically, the significant majority of our integration activities related to an acquisition are substantially complete in the United States within six to twelve months after the closing of the acquisition. Integration activities for international operations, particularly in Europe, generally take longer. On February 25, 2008, we acquired all of the outstanding shares of MySQL, a company based in Uppsala, Sweden. Under the terms of the acquisition agreement, a total purchase price of approximately $1 billion was allocated to the outstanding shares of capital stock and outstanding options of MySQL. We paid $797 million in cash and assumed employee stock options. The options assumed in the acquisition were converted into options to purchase 11.9 million shares of our common stock. On an as-exercised basis, and without giving effect to the exercise price, the aggregate value of the assumed options was approximately $200 million. Under the Black-Scholes model, the assumed options were valued at approximately $102 million at closing. Transaction costs were approximately $5 million. Accordingly, the total purchase price for accounting purposes is approximately $904 million. MySQL provides open source and proprietary database technology and software to a wide range of customers in different industry segments and stages of growth. The results of operations of MySQL are included in the condensed consolidated statement from the date of acquisition.

We expect to continue to acquire companies, products, services and technologies. See Note 3 to our condensed consolidated financial statements for additional information related to our recent and pending acquisitions.

Stock Repurchases

In May 2007, our Board of Directors authorized management to repurchase up to $3 billion of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions, repayment of debt and our share price. During our third fiscal quarter ended March 30, 2008, we repurchased approximately 17.5 million shares, or $300 million of our common stock, under this authorization. See Note 8 of our condensed consolidated financial statements.

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

In January 2007, we issued $350 million principal amount of 0.625% Convertible Senior Notes due February 1, 2012 and $350 million principal amount of 0.75% Convertible Senior Notes due February 1, 2014 (the Convertible Notes), to KKR PEI Solar Holdings, I, Ltd., KKR PEI Solar Holdings, II, Ltd. and Citibank, N.A. in a private placement. Each $1,000 of principal of the Convertible Notes was initially convertible into 138.6482 shares of our common stock (or a total of approximately 97 million shares), which is the equivalent of $7.21 per share, subject to adjustment upon the occurrence of specified events set forth under terms of the Convertible Notes. Concurrent with the issuance of the Convertible Notes, we entered into note hedge-transactions with a financial institution whereby we have the option to purchase up to 97 million shares of our common stock at a price of $7.21 per share and we sold warrants to the same financial institution whereby they have the option to purchase up to 97 million shares of our common stock. The separate note hedge and warrant transactions were structured to reduce the potential future share dilution associated with the conversion of the Convertible Notes.

On November 8, 2007, our stockholders approved a one-for-four reverse stock split at our 2007 Annual Meeting of Stockholders, which became effective on November 12, 2007 (the Effective Date). On the Effective Date, the conversion rate on the Convertible Notes was adjusted as a result of the reverse stock split. The conversion rate with respect to the Convertible Notes was changed such that each Holder of the Convertible Notes will be entitled to receive 34.6619 shares of our common stock per $1,000 principal amount of the Convertible Notes (or a total of approximately 24 million shares), which is the equivalent of $28.85 per share . Our note hedge and warrant transactions were also adjusted as of the Effective Date whereby we have the option to purchase up to approximately 24 million shares of our common stock at a price of $28.85 per share and our warrant holders have the option to purchase up to 24 million shares.

Contractual Obligations

Through the normal course of our business, we purchase or place orders for the necessary components of our products from various suppliers and have also committed to purchase outsourced services where we may be required to satisfy certain obligations or penalties if the agreement was canceled prior to meeting contractual terms.

We maintain a program of insurance with third-party insurers for certain property, casualty and other risks. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insurance basis. We retain risk with regard to (i) certain loss events, such as California earthquakes and the indemnification or defense payments we, as a company, may make to or on behalf of our directors and officers as a result of obligations under applicable agreements, our by-laws and applicable law, (ii) potential liabilities under a number of health and welfare insurance plans that we sponsor for our employees and (iii) other potential liabilities that are not insured. The types and amounts of insurance obtained vary from time to time and from location to location, depending on availability, cost and our decisions with respect to risk retention. Our worldwide risk and insurance programs are regularly evaluated to seek to obtain the most favorable terms and conditions. We reserve for loss accruals, which are primarily calculated using actuarial methods. These loss accruals include amounts for actual claims, claim growth and claims incurred but not yet reported. Actual experience, including claim frequency and severity as well as inflation, could result in different liabilities than the amounts currently recorded.

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

In fiscal 2005, the General Services Administration (GSA) began auditing our records under the agreements it had with us at that time. A lawsuit related to the audit has been filed against us in the United States District Court for the District of Arkansas. It includes claims under the federal False Claims and Anti-Kickback Acts, as well as breach of contract and other claims. The lawsuit includes claims related to certain rebates, discounts and other payments or benefits provided by us to our resellers and technology integrators. The lawsuit has been stayed and the parties continue to discuss the nature of the government’s current and potential claims on our GSA and other government sales. If this matter proceeds to trial, possible sanctions include an award of damages, including treble damages, fines, penalties and other sanctions, up to and including suspension or debarment from sales to the federal government. Although we are interested in pursuing an amicable resolution, we intend to present a vigorous factual and legal defense throughout the course of these proceedings. We canceled our then-current GSA agreement effective October 12, 2007, without penalty or further obligation on our part, under the terms of that agreement.

We have made an assessment of the probable loss resulting from these matters and such amounts are reflected in our condensed consolidated financial statements at March 30, 2008 and June 30, 2007. It is difficult to predict the outcome of this matter with certainty and the actual amount of loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements.

In fiscal 2006, as part of our service-based sales arrangement involving a governmental institution in Mexico, we were required to issue a guarantee bond in the amount of approximately $41 million as a collateral guaranteeing our performance under the arrangement. The deposits of $21 million and $41 million, paid to surety companies in relation with the issuance of this bond, are classified as other non-current assets, net, in our March 30, 2008 and June 30, 2007 condensed consolidated balance sheet, respectively.

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

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents in subsidiaries for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. On February 28, 2008, our management approved the repatriation of approximately $1 billion in unremitted foreign earnings. On March 30, 2008, we had cash and cash equivalents of $ 2.4 billion. Our investments of approximately $ 660 million were held in marketable debt securities.

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

During the nine months ended March 30, 2008, we believe there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2007 Form 10-K, except as noted below:

Business Combinations

In accordance with SFAS No. 141, “Business Combinations”, we are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as IPRD based on their estimated fair values. This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

Other Long-lived Assets

SFAS 144 is the authoritative standard on the accounting for the impairment of other long-lived assets. In accordance with SFAS 144 and our internal accounting policy, we perform tests for impairment of intangible assets other than goodwill (Intangible Assets) semi-annually and whenever events or circumstances suggest that Other Intangible Assets may be impaired. This analysis differs from our goodwill analysis in that an impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the assets are less than the carrying value of the intangible asset we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value. We have estimated the fair value of intangible assets using the income approach to value these identifiable intangible assets which are subject to amortization.

Income Taxes

On July 1, 2007, we adopted FIN 48. See Note 9 in the Notes to consolidated condensed financial statements of this Form 10-Q for further discussion.

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits benefits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report, including the foregoing sections, contains forward-looking statements, particularly statements regarding: the estimated sublease income to be generated from sublease contracts not yet negotiated; estimated future restructuring liabilities; our expectations with respect to workforce and facility-related expenses; our expectations with respect to productivity improvement initiatives and expense reduction measures; our expectation with respect to a reduction in our tax liabilities and associated anticipated refund of taxes; our plans to continue to invest significant resources in new systems, storage, software and microprocessor development and to enhance existing products; our expectations with respect to additional restructuring charges under the Restructuring Plan; our estimated contractual obligations at March 30, 2008; our belief that the liquidity provided by existing cash, cash equivalents, marketable debt securities and cash generated from operations will provide sufficient capital to meet our requirements for at least the next 12 months; and our belief that the resolution of pending claims and legal proceedings will not have a material adverse effect on us.

These forward-looking statements involve risks and uncertainties and the cautionary statements set forth above and those contained in the section of this report and our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, risks associated with developing, designing, manufacturing and distributing new products; lack of success in technological advancements; pricing pressures; lack of customer acceptance and implementation of new products and technologies; the possibility of errors or defects in new products; a material acquisition, restructuring or other event that results in significant charges; competition; adverse business conditions; failure to retain key employees; the cancellation or delay of projects; our reliance on single-source suppliers; risks associated with our ability to purchase a sufficient amount of components to meet demand; inventory risks; risks associated with our international customers and operations; delays in product development; our dependence on significant customers and specific industries; and our dependence on channel partners. We assume no obligation to, and do not currently intend to, update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at March 30, 2008. Actual results may differ materially.

Interest Rate Sensitivity

Our debt investment portfolio consists primarily of fixed income instruments with an average duration of 0.14 years as of March 30, 2008, as compared to 0.25 years as of June 30, 2007. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three-month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, for example, a hypothetical 150 BPS increase in interest rates would result in an approximate $ 7.5 million decrease in the fair value of our investments in debt securities as of March 30, 2008.

We also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest payable on the Senior Notes effectively becomes variable and thus matches the shorter-term rates received from our cash and marketable securities. Accordingly, interest rate fluctuations impact the fair value of our Senior Notes outstanding, which will be offset by corresponding changes in the fair value of the swap agreements. However, by entering into these swap agreements, we have a cash flow exposure related to the risk that interest rates may increase. For example, at March 30, 2008, a hypothetical 150 BPS increase in interest rates would result in an approximate $8 million increase in interest expense over a one-year period.

Foreign Currency Exchange Risk

Our revenue, expense and capital purchasing activities are primarily transacted in U.S. dollars. However, since a portion of our operations consist of manufacturing and sales activities outside the U.S., we enter into transactions in other currencies. We are primarily exposed to changes in exchange rates for the Euro, Japanese Yen and British Pound.

We are a net receiver of currencies other than the U.S. dollar and can benefit from a weaker dollar, and can be adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular, a strengthening of the U.S. dollar, may adversely affect our consolidated sales and operating margins as expressed in U.S. dollars. To minimize currency exposure gains and losses, we often borrow funds in local currencies, enter into forward exchange contracts, purchase foreign currency options and promote natural hedges by purchasing components and incurring expenses in local currencies. Currently, we have no plans to discontinue our hedging programs; however, we continually evaluate the benefits of our hedging strategies and may choose to discontinue them in the future.

Based on our foreign currency exchange instruments outstanding at March 30, 2008, we estimate a maximum potential one-day loss in fair value of approximately $4 million, as compared to $3 million as of June 30, 2007, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Equity Security Price Risk.

The market risk on our portfolio of equity investments did not materially change from our assessment in our June 30, 2007, Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 30, 2008 such that the information required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various claims, suits, investigations and legal proceedings that arise from time to time in the ordinary course of our business. Although we do not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, we could incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period. For further information regarding items that we deem to significant, please refer to Note 12 to our Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which to our knowledge have not materially changed other than as set forth below. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Goodwill and Other Intangible Assets.

We perform an analysis on our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. Goodwill is deemed to be impaired if the net book value of the reporting unit exceeds the estimated fair value. The impairment of a long-lived intangible asset is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset are less than the carrying value of the intangible asset we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value. We recognized an impairment charge of $70 million related to acquired intangible assets during the fourth quarter of fiscal 2006. As of March 30, 2008, we had a goodwill balance of $3,288 million. Going forward, we will continue to review our goodwill and other intangible assets for possible impairment. Any additional impairment charges could adversely affect our future earnings. Goodwill impairment analysis and measurement is a process that requires significant judgment. A decline in our stock price and resulting market capitalization (such as the decline which occurred in early May 2008), could result in a material impairment charge if we determine that the decline is sustained. We cannot be certain that a future downturn in our business, changes in market conditions or a longer-term decline in the quoted market price of our stock will not result in an impairment of goodwill and the recognition of resulting expenses in future periods, which could adversely affect our results of operations for those periods.

We have licensed significant elements of our intellectual property, including our Solaris operating system and Java technology, as open source software and intend to license additional intellectual property in the future under open source licenses, which could reduce the competitive advantage we derive from this intellectual property.

We have released significant elements of our intellectual property, including the Solaris operating system, the Java Enterprise System infrastructure software platform, MySQL database technology, the Sun N1™ Management software and various developer tools, to the open source development community as open source software under an open source license and have made the hardware source code of our UltraSPARC T1 and T2 processors available under an open source license. We have also released our Java SE, Java EE and Java ME technologies under an open source license. Although open source licensing models vary, generally open source software licenses permit the liberal copying, modification and distribution of a software program allowing a diverse programming community to contribute to the software. As a result of such release, there could be an impact on revenue related to this intellectual property and we may no longer be able to exercise control over some aspects of the future development of this intellectual property. In particular, the feature set and functionality of the Solaris operating system may diverge from those that best serve our strategic objectives, move in directions in which we do not have competitive expertise or fork into multiple, potentially incompatible variations. We currently derive a significant competitive advantage from our development, licensing and sale of the Solaris operating system, Java and MySQL technologies, and system products based on the UltraSPARC family of microprocessors, and any of these events could reduce our competitive advantage or impact market demand for our products, software and services. In addition, disclosing the content of our source code could limit the intellectual property protection we can obtain or maintain for that source code or the products containing that source code and could facilitate intellectual property infringement claims against Sun. Finally, there can be no assurance that making our intellectual property freely available will yield incremental revenue to us.

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

The FASB Board is expected to adopt the proposed FSP, which addresses convertible instruments that may be settled in cash upon conversion. The FSP would require, among other things, the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate and will be effective for fiscal years beginning after December 15, 2008. We cannot predict the outcome of the EITF deliberations or any other changes in GAAP that may be made affecting accounting for convertible debt securities. Any change in the accounting method for convertible debt securities could have an adverse impact on our past or future financial results. In addition, these impacts could adversely affect the trading price of our common stock.

We are currently implementing a new enterprise resource planning system, and problems with the design or implementation of this system could interfere with our business and operations.

We have commenced a project to consolidate all of our database infrastructure to a single global enterprise resource planning (ERP) system. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of the ERP system, which may be disruptive to our underlying business. Any disruptions, delays or deficiencies in the design and implementation of the new ERP system, particularly any disruptions, delays or deficiencies that impact our operations, could adversely affect our ability to process customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations, file SEC reports in a timely manner and otherwise run our business. Further, as we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations and financial condition may be materially and adversely affected if our database infrastructure does not allow us to transmit accurate information, even for a short period of time. Even if we do not encounter these adverse effects, the design and implementation of the new ERP system may be much more costly than we anticipated. If we are unable to successfully design and implement the new ERP system as planned, our financial position, results of operations and cash flows could be negatively impacted.

In the third quarter of fiscal 2008, as part of this project, we implemented new systems for quoting, billing and managing support contracts. We have experienced a number of challenges during this implementation that have impacted our ability to quote and record new support contracts. Although these disruptions did not materially affect our financial results for the third quarter of fiscal 2008, any continued or further disruption caused by this or future implementations of the new ERP system could have a material adverse effect our financial position, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding our repurchases of our common stock during the three fiscal months ended March 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 31, 2007 through January 31, 2008	—		$—	$800,013,952
February 1, 2008 through February 28, 2008	17,483,926	$17.16	17,483,926	$500,013,955
March 1, 2008 through March 30, 2008	—		$—	$500,013,955

Total	17,483,926	$17.16	17,483,926	$500,013,955

(1)

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

Dated: May 8, 2008