Form 10-K
period 2008-06-30
SUN MICROSYSTEMS, INC.
filed 2008-08-29
CIK 709519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 0-15086

SUN MICROSYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2805249
(State of incorporation)	(I.R.S. Employer Identification No.)

4150 Network Circle	(650) 960-1300
Santa Clara, CA 95054	(Registrant’s telephone number, including area code)
(Address of principal executive offices,	http://www.sun.com/aboutsun/investor
including zip code)	(Registrant’s url)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    YES    ☒        NO    ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    YES    ☐        NO    ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES    ☒        NO    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    YES    ☐        NO    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☒    Accelerated filer    ☐    Non-accelerated filer    ☐    Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES    ☐        NO    ☒

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant, as of December 28, 2007 (the last business day of registrant’s second quarter of fiscal 2008), was approximately $13 billion based upon the last sale price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

The number of shares of the registrant’s Common Stock (par value $0.001) outstanding as of August 22, 2008 was 752,953,410.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 hereof.

PART I

ITEM 1.    BUSINESS

GENERAL

Sun Microsystems, Inc. (NASDAQ: JAVA) provides network computing infrastructure solutions that drive global network participation through shared innovation, community development and open source leadership. Guided by a singular vision, “The Network is the Computer™”, we provide a diversity of software, systems, storage, services and microelectronics that power everything from consumer electronics, to developer tools and the world’s most powerful data centers.

With core brands including the Java™ technology platform, the Solaris™ Operating System, the MySQL™ database management system, Sun StorageTek™ storage solutions and the UltraSPARC® processor, our network computing platforms are used by nearly every sector of society and industry, and provide the infrastructure behind some of the world’s best known search, social networking, entertainment, financial services, manufacturing, healthcare, retail, news, energy and engineering companies.

By investing in research and development, we create products and services that address the complex information technology issues facing customers today, including increasing demands for network access, bandwidth and storage. We share these innovations in order to grow communities, in turn increasing participation on the network and building new market opportunities while maintaining partnerships with some of the most innovative technology companies in the world.

For the fiscal year ended June 30, 2008, we reported net revenues of $13.9 billion, employed approximately 34,900 employees and conducted business in over 100 countries. We were incorporated in California in February 1982, and reincorporated in Delaware in July 1987.

Our Internet address is http://www.sun.com. The following filings are posted to our Investor Relations web site, located at http://www.sun.com/investors as soon as reasonably practical after submission to the United States (U.S.) Securities and Exchange Commission (SEC): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, the proxy statement related to our most recent annual stockholders’ meeting and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available free of charge on our Investor Relations web site. We periodically webcast company announcements, product launch events and executive presentations which can be viewed via our Investor Relations web site. Additionally, we provide notifications of our material news including SEC filings, investor events, press releases and CEO blogs as part of the Official Investor Communications section of our Investor Relations web site. The contents of these web sites are not intended to be incorporated by reference into this report or in any other report or document we file and any references to these web sites are intended to be inactive textual references only.

BUSINESS STRATEGY

Our business strategy is to provide superior network computing infrastructure solutions that rely on innovation as a core differentiator. A key driver behind this strategy is the development, integration and sharing of our software, microprocessors, storage, services and systems in order to grow communities of developers and users around the world, while increasing participation on the network and building new markets for our solutions. We intend to continue to invest in this model, with a focus on the development and delivery of leading-edge, energy-efficient network computing products based upon our latest innovations.

With a strong commitment to open standards, open interfaces and the open source community, we believe sharing and collaboration is key to our long-term success. We focus on creating communities and sharing innovations and technologies to foster global network participation and advance the use of the Internet as a social utility, driving increases in use and demand for the infrastructure to support that increased use. Our open source initiatives are intended to increase participation in software and hardware design by making our innovative hardware and software intellectual property freely available. A core premise to the success of our software business is our ability to attract innovative application developers to our Java platform and Solaris Operating System. We build relationships with these communities of developers to stimulate demand for our commercial products and services. For example, more Java technology-driven devices means more demand for what we build to support those devices. Today, there are billions of Java-enabled devices in the marketplace. As more people gain access to the network, more opportunities surface for developers and businesses to deploy applications that create value, from educational institutions deploying high-performance computing grids, to banks and social networks serving millions of users. Bringing more people to the network and encouraging development of community-based intellectual property fuels greater demand for the innovative technologies and services that we create.

Accordingly, the cornerstones of our business strategy include:

Innovation and Intellectual Property Creation.    In order to maintain our position as a leading developer of enterprise and network computing solutions, we must continue to invest and innovate. A sampling of these innovations during fiscal 2008 includes the introduction of the following products:

•	Our first quad-core Intel® Xeon® processor-based systems, offering advanced performance, density and expandability and an energy-efficient design.

•	Our entry into the commercial silicon market with our UltraSPARC® T2 commodity microprocessor, a volume processor with 8 cores and 8 threads per core.

•	Our Sun SPARC® Enterprise T5120 and T5220 servers, the first servers to use the UltraSPARC T2 processor.

•

Third-generation CMT SPARC Enterprise T5140 and T5240 servers based on the UltraSPARC T2 Plus processor — an expansion of the Sun and Fujitsu SPARC Enterprise server line optimized and managed by the Solaris 10 Operating System.

•	Our Sun Blade™ X8440 server module, a blade server designed for quad-core AMD Opteron™ processors.

•	Our Sun Blade X8450 server module, bringing the energy-efficient performance of Quad-Core Intel Xeon processors to the Sun Blade 8000 system family.

•	Our Sun Constellation and Sun StorageTek 5800 Systems, next generation open petascale computing and storage systems designed to address extreme compilation, scale and storage requirements.

•	Our Sun Netra™ T5220 server, a carrier grade, 64-thread rackmount server.

•

Key enhancements to the Solaris 10 Operating System, including the integration of PostgreSQL 8.2 for Solaris, new virtualization capabilities with Solaris Containers for Linux Applications, enabling customers to run existing Linux applications on x86 systems running the Solaris Operating System without modification and improved performance and power-management capabilities on AMD and Intel processors.

•

Our OpenSolaris™ Operating System based on our Solaris kernel and created through community collaboration, featuring a new network-based Image Packaging System (IPS) and featuring ZFS™ as its default file system.

•

Our Project Blackbox release as the Sun Modular Data center (Sun MD) S20, highlighting global demand and broad applicability of a virtualized, modular data center housed in an enhanced twenty-foot shipping container.

•

Our MySQL Cluster Carrier Grade Edition 6.3, the latest version of the MySQL high-availability open source database, especially designed and certified for use in carrier grade telecom environments, such as Subscriber Data Management systems (HLR, HSS) and in Service Delivery Platforms.

Interoperability and Choice.    We take a “whole system” view of the products that we deliver into the marketplace. We are uniquely qualified to integrate our microelectronics, servers, storage, software and services into eco-responsible solutions that can transform information technology (IT) into a competitive weapon for customers. Our focus on providing multi-platform implementations provides customers with greater choice for their heterogeneous environments. The Java Enterprise System is available on Linux, Windows and HP-UX platforms in addition to Solaris. Our x64 systems are available for use with Solaris, Windows, Red Hat and SuSe Linux operating systems, and our SPARC systems are available with Solaris and Ubuntu Linux. We remain committed to standards-based designs and implementations, including standards-based networking protocols and Web services that allow customers to build heterogeneous network computing environments. Interoperability gives customers choice so they can choose best-of-breed hardware and software solutions for their IT environments and lowers barriers to entry and exit.

Environmentally Responsible Products and Business Practices.    Eco-responsibility is part of our overall corporate social responsibility strategy, which strives to create positive social change, minimize environmental impact and generate business. Our approach to eco-responsibility is to deliver eco-friendly products that enable sustainable computing, reduce the environmental impact of our own operations and build and share open source solutions.

We are innovating to develop products and programs that reduce energy needs and carbon dioxide production at all levels including microprocessors, servers, thin clients and computer grids. We are also reducing the environmental impact of our own operations by streamlining data center operations for maximum efficiency, choosing less harmful materials; working to recover, remanufacture or recycle products; and continuing to strive to minimize electronic waste.

In 2006, the Sun Fire™ T1000 and T2000 servers became the first servers to qualify for a local utility company rebate. Our cost control objectives are facilitated by our Open Work program, which allows employees to work wherever they need or want to — while armed with a cell phone and Internet access — which has contributed to reduced real estate costs and we believe has eased pollution and reduced energy use. More than 56% of our employees around the world work from home or a flexible office, saving us tens of millions of dollars annually in real estate costs. We have driven out additional costs by significantly consolidating our global data center square footage and implementing state-of-the-art energy efficient data center design principles. During fiscal 2008, we have significantly reduced our annual energy costs in the Bay Area as a result of the consolidation into our new Santa Clara data center which was completed in June 2007. Silicon Valley Power, a local utility company, has recognized the breakthrough efficiencies and design of this data center by giving us approximately $1.2 million in rebates and awards, which included a $250,000 innovation grant.

SEGMENT INFORMATION

During fiscal 2008, our Products revenue was comprised of revenue from Computer Systems products and Storage products. Our Services revenue was comprised of sales from two classes of services: (1) Support Services (Support and Managed Services) and (2) Professional Services and Educational Services. Support Services are services that offer customers technical support, software, and firmware updates, online tools, product repair and maintenance and preventive services for system, storage and software products. Managed Services include on-site and remote monitoring and management for the components of their IT infrastructure, including operating systems, third-party and custom applications, databases, networks, security, storage and the web. Professional Services are services that enable customers to reduce costs and complexity, improve operational efficiency and build or transform their IT infrastructure. Professional Services include IT assessments, architectural services, implementation services and consolidation and migration services. Educational Services include training and certification for individuals and teams. In fiscal 2008, 2007 and 2006, Computer Systems represented approximately 45%, 46% and 46%, respectively, of total net revenues. In fiscal 2008, 2007 and 2006, Storage products represented approximately 17%, 17% and 18%, respectively, of total net revenues. In fiscal 2008, 2007 and 2006, Support Services represented approximately 29%, 29% and 28%, respectively, of total net revenues. In fiscal 2008, 2007 and 2006, Professional Services and Educational Services represented approximately 9%, 8% and 8%, respectively, of total net revenues. A table providing external revenue for similar classes of products and services for the last three fiscal years is found in Note 15 to the Consolidated Financial Statements in Item 8. Financial information for each segment for fiscal 2008, 2007 and 2006 is found in Note 15 to the Consolidated Financial Statements in Item 8.

PRODUCTS

We develop innovative networking computing products and technologies that include energy-efficient servers, storage, open source software, tools, services and training. For information about revenue for similar classes of products and services, refer to Note 15 to the Consolidated Financial Statements in Item 8 and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.

SYSTEMS

The substantial growth of network data and traffic, increasing compliance and regulatory demands, expanding needs for increased computing capacity and market pressure for energy and space reductions requires a broad set of system solutions that are cost effective, reliable, scalable and eco-responsible.

Servers.    We offer a full line of scalable servers based on SPARC64®, UltraSPARC, AMD Opteron and Intel Xeon microprocessors, that range from cost and energy efficient entry level servers and blade systems through data center/high-performance business critical computing servers designed for heterogeneous computing environments.

Entry server systems.    We offer a wide range of Sun Fire and Sun Blade entry server systems differentiated by their size, their cost, their processor architecture (UltraSPARC, SPARC64, AMD Opteron or Intel Xeon), their form factor (rack, blade or stand-alone systems) and the environment for which they are targeted (general purpose or specialized systems). These systems are compatible with the Solaris, Linux and Windows operating system environments.

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

Desktops.    Our Sun Ray™ Ultra-Thin Client platforms provide an alternative to traditional desktop personal computers where client applications are better suited and more economical to run on a network versus an individual desktop platform.

We also offer a line of products aimed at the unique needs of Original Equipment Manufacturers (OEMs) and Network Equipment Providers (NEPs). Rack-optimized systems and our blade product offerings combine high-density hardware architecture and system management software that OEMs find particularly useful in building their own solution architectures. Our NEP-certified Sun Netra systems are designed to meet the specialized needs of NEPs.

Microelectronics.    Our microelectronics business develops and sells silicon-based chips that facilitate networking, cryptography and high-performance computing. These chips are utilized by OEM customers and hardware vendors worldwide in a broad range of devices from servers to routers, switches, network devices, medical imaging, industrial printing and more.

Storage.    We offer a broad range of products and services for securely managing mission critical data assets. Our entry-to-enterprise-level data storage products and services include heterogeneous tape, disk, software, networking and services for mainframe and open systems environments.

Our tape storage includes libraries, drives, virtualization systems, media and software. The extensive disk system product line includes data center disks, Network Attached Storage (NAS), Enterprise Archive System, mid-range disks, workgroups disks, a boot disk and a full range of disk device software.

We are leveraging the Solaris Operating System across our storage portfolio to increase data management per administrator, scalability, security, utilization rates, observability and self-healing. The heterogeneous, industry-standard modular storage hardware works with Windows, Linux, z/OS, HP-UX, AIX and Solaris platforms and other software, so customers can more quickly and cost-effectively adapt to changing business needs. Our Storage solutions help to improve data availability, providing fast data access, dynamic data protection for restoration and secure archiving for compliance.

SOFTWARE

Our software offerings consist primarily of enterprise infrastructure software systems, software desktop systems, developer software and infrastructure management software.

Solaris.    The Solaris Operating System is a high performance, reliable, scalable and secure operating environment for SPARC and x64 platforms. It is optimized for enterprise computing, Internet and intranet business requirements, powerful databases and high-performance technical computing environments. The Solaris Operating System runs on hundreds of different server platforms including standard x64/x86 servers. The ability to run on multiple platforms has contributed to the rapid growth of the Solaris Operating System on non-SPARC based systems over the last two years. Additionally, we recently announced that Fujitsu-Siemens Computers will distribute the Solaris Operating System and Solaris Subscriptions for select x86-based PRIMERGY servers, joining other leading OEMs — including IBM, Dell and Intel — that support and offer Solaris on x86 hardware.

OpenSolaris.    OpenSolaris is an open source project we created in 2005 to build a developer community around the Solaris Operating System. In May 2008, Sun and the global OpenSolaris community introduced the availability of the OpenSolaris Operating System, a single distribution for desktop, server and high-performance computing deployments. OpenSolaris, based on the Solaris kernel and created through community collaboration, delivers a development and deployment environment offering a combination of rapid innovation, platform stability and support to meet business and development needs. OpenSolaris features a new network-based IPS and features ZFS as its default file system.

Java Technology.    Java technology plays a key role in powering compelling content and rich end-user experiences across various consumer electronics platforms. The Java platform is a global standard that powers billions of devices — from desktop browsers and computers to mobile phones and Blu-ray Disc players, TVs, Java smart cards and other connected consumer products.

Middleware.    We also offer a full range of middleware solutions including mission-critical clustering, messaging, identity management, directory, service-oriented architecture (SOA), business integration, application server and Web services infrastructure software. Other software offerings include provisioning and monitoring software for network computing resource optimization and systems management simplification.

Virtualization.    We announced our virtualization and management strategy in fiscal 2008, which includes an end-to-end portfolio of virtualization products from the desktop to the data center — Sun xVM VirtualBox™, Sun VDI, Sun xVM Ops Center and our to-be-released Sun xVM Server.

MySQL.    MySQL is one of the fastest growing open source databases in the world. Many of the world’s largest and fastest-growing organizations use MySQL to save time and money powering their high-volume web sites, critical business systems and packaged software. We provide corporate users with commercial subscriptions and services and actively support the large MySQL open source developer community.

Network.com.    Our Network.com™ site offers access to compute infrastructure on a pay-per-use basis via our Sun Grid compute utility at $1/CPU-hr. It is powered by the Solaris 10 Operating System and Sun Grid Engine running on our x64 hardware. CPU-hr is defined as the aggregate time spent across all CPUs and rounded up to the next hour.

SERVICES

We offer a broad range of services from Support Services and Managed Services for hardware, software and client solutions, to Professional Services and Educational Services. We assist customers globally with Support Services contracts in more than 100 countries.

Our services innovation is focused on integrating technology, knowledge, process and partners to deliver customer satisfaction, profitably, through our services to architect, implement and manage IT infrastructure. Our global service and support offerings help our customers increase system service levels, improve data center operational efficiency and effectiveness, and to deploy next-generation automation technologies to provide predictive, preemptive and proactive service to heterogeneous infrastructures.

SALES, MARKETING AND DISTRIBUTION

Our Global Sales and Services organization manages and has primary responsibility for our field sales organization, relationships with selling partners, technical sales support, sales operations and delivery of Support, Managed and Professional Services. We sell end-to-end networking architecture platform solutions, including products and services, in most major markets globally through a combination of direct and indirect channels. We also offer component products, such as central processor unit (CPU) chips and embedded boards, on an OEM basis to other hardware manufacturers and supply after-market and peripheral products to their end-user installed base, both directly and through independent distributors and value added resellers (VARs).

We have organized our sales coverage within 16 geographically established markets (GEMs) around the world and employ independent distributors in over 100 countries. In general, the sales coverage model calls for independent distributors to be deployed via strategic alliances with our direct sales force. However, in some smaller markets, independent distributors and joint venture partners may be the sole means of sales, marketing and distribution. Our relationships with channel partners are very important to our future revenues and profitability. Channel relationships accounted for more than 63%, 65% and 63% of our total net revenues in fiscal 2008, 2007 and 2006, respectively.

The partner community is essential to our success. With a vast and diverse product and service portfolio, we recognize that no single supplier of computing solutions can meet the needs of all of its customers. As a result, we have established relationships with leading Independent Software Vendors (ISVs), VARs, OEMs, channel development providers, independent distributors, computer systems integrators and Service Development Providers (SDPs) to deliver solutions that customers demand. Through these relationships, it is our goal to optimize our ability to be the technology of choice, the platform of choice, the partner of choice and to provide the end-to-end solutions that customers require to compete. Our Worldwide Marketing Organization oversees marketing planning, determines product and pricing strategy, coordinates advertising, demand creation and public relations activities, maintains strategic alliances with major ISVs and performs competitive analyses. Additionally, ISV partners help us to maximize our technology footprint by integrating their software products with our platforms and technologies. SDPs, such as Internet Service Providers (ISPs) and Application Service Providers (ASPs), allow us to expand our service coverage without new large-scale investments.

We seek out partner companies that align with our technology direction and vision of enabling network participation. We have long-standing partnerships with several companies, including: Advanced Micro Devices, Inc. (AMD) to expand its entry-level line of Opteron processor-based x64 systems; Intel Corporation, whereby Intel endorses the Solaris Operating System and we offer a comprehensive family of servers and workstations based on Xeon processors; Fujitsu to deliver and support a generation of SPARC-based systems that we have developed through collaboration (our relationship with Fujitsu is discussed in greater detail in Item 1A, “Risk Factors”) and is intended to enlarge the Solaris Operating System footprint, drive increased market share for our enterprise-class systems and allow for additional dedicated resources to our throughput computing initiative and next generation of processor products; and Hitachi Data Systems to provide high-end storage solutions and extend our storage offerings into other enterprise environments.

Several new or expanded partnerships were announced in fiscal 2008, including those with: IBM to distribute our Solaris 10 Operating System and Solaris for select x86-based IBM servers and blade servers; Google to make our StarOffice™ Suite available through the Google Pack software download service; Dell to establish a multi-year OEM agreement making the Solaris Operating System and support services available directly to customers for select Dell PowerEdge services; and Microsoft to expand our existing alliance with the official opening of the Sun/Microsoft Interoperability Center for optimizing Microsoft applications on Sun Fire x64 server systems and storage, and the availability of the Sun Infrastructure Solution for Microsoft Exchange Server 2007.

Revenues from outside the U.S. were approximately 63%, 59% and 58% of our total net revenues in fiscal 2008, 2007 and 2006, respectively. Direct sales outside of the U.S. are generally priced in local currencies and can be subject to currency exchange fluctuations. The net foreign currency impact on our total net revenues and operating results is difficult to precisely measure due to hedging and pricing actions we take to mitigate the effect of foreign exchange rate fluctuations. Excluding the effect of these actions, and due to the general weakening of the U.S. dollar, the maximum favorable impact related to foreign exchange rate changes during fiscal 2008, as compared with fiscal 2007, would be approximately 4% to net revenues.

For further financial information on our sales and long-lived assets by geographic area, see “Net Revenues by Geographic Area” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 15 to the Consolidated Financial Statements in Item 8.

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

Sales to Avnet, Inc. (Avnet), the largest distributor of our products, accounted for approximately 11% of our net revenues in each of fiscal 2008, 2007 and 2006. In January 2007, Access Distribution, the largest distributor of our products at the time, was sold to Avnet by General Electric Company. Avnet was StorageTek’s largest distributor and became a distributor of our products after our acquisition of StorageTek in August 2005. The net revenue percentages for fiscal 2007 and 2006 represent sales to Avnet and Access Distribution on a combined basis. No other customer accounted for more than 10% of our net revenues in fiscal 2008.

Our product order backlog at June 30, 2008 was $1.1 billion, as compared with $1.0 billion at June 30, 2007. The product backlog total includes orders for which customer-requested delivery is scheduled within six months and orders that have been specified by the customer for which products have been shipped but revenue has been deferred. Although actual customer delivery can occur over several periods, product backlog can be used to identify potential revenue coverage for future periods. The larger the percentage coverage of targeted pending revenue, the lower the potential risk of non-achievement. Backlog levels vary with demand, product availability, product revenue recognition treatment, and delivery lead times and are subject to significant decreases as a result of, among other things, customer order delays, changes or cancellations. As such, backlog levels may not be a reliable indicator of future operating results.

WORLDWIDE OPERATIONS

Our Worldwide Operations organization manages company-wide purchasing of materials used in making our products, assists in product design enhancements, oversees in-house manufacturing operations and those of our manufacturing partners and coordinates logistics operations.

Our manufacturing operations consist primarily of final assembly, test and quality control of enterprise and data center servers and storage systems. For all other systems, we rely on external manufacturing partners. We manufacture primarily in Oregon and Scotland and distribute much of our hardware products from our facilities and partner facilities located in California, the Netherlands and Japan.

We are expanding our direct ship capabilities, using a customer fulfillment architecture that enables us to ship certain products from suppliers directly to customers, with the goal of reducing cost, risk and complexity in the supply chain. We have continued to simplify our manufacturing process by increasing the standardization of components across product types. In addition, we have continued to increase our focus on quality and processes that are intended to proactively identify and solve quality issues. The early identification of products containing defects in engineering, design and manufacturing processes, as well as defects in third-party components included in the products, could prevent or reduce delays of product shipments.

RESEARCH AND DEVELOPMENT

Our research and product development programs are intended to sustain and enhance our competitive position by incorporating the latest advances in hardware, microprocessors, software, graphics, networking, data communications and storage technologies. As such, we have extended our product offerings and intellectual property through acquisitions of businesses, technologies and other arrangements with alliance partners. Product development continues to focus on enhancing the performance, scalability, reliability, availability, security, energy efficiency and serviceability of our existing systems and the development of new technology standards. Additionally, we remain focused on system software platforms for Internet and intranet applications, telecommunications and next-generation service provider networks, developing advanced workstation, server and storage architectures and advanced service offerings. We devote substantial resources to research and development (R&D) believing it provides and will continue to provide significant competitive differentiation. R&D expenses were $1.8 billion, $2.0 billion and $2.0 billion in fiscal 2008, 2007 and 2006, respectively.

COMPETITION

We operate in the computer systems (hardware and software), storage (hardware and software) and services markets. These markets are intensely competitive. Our competitors are some of the largest, most successful companies in the world. They include International Business Machines Corporation (IBM), Dell Inc. (Dell), Hewlett-Packard Company (HP), EMC Corporation (EMC), Oracle Corporation (Oracle), Fujitsu Limited (Fujitsu), Hitachi Data Systems, Inc. (HDS) and the Fujitsu-Siemens joint venture. We also compete with (i) systems manufacturers and resellers of systems based on microprocessors manufactured by Intel Corporation (Intel), the Windows family of operating systems software from Microsoft and the Linux family of operating systems from Red Hat and others, as well as (ii) companies that focus on providing support and maintenance services for computer systems and storage products.

We continue to invest significantly in R&D to create hardware, software and services based on open standards and innovative business models to offer differentiated solutions to our customer, partner and developer communities. We focus our R&D investments to address complex customer issues such as escalating IT infrastructure costs, data security, under-utilized IT assets and the rising costs of power consumption, cooling and space in data-centers. We believe our innovations will continue to help businesses and developers address these IT concerns, drive high-growth business solutions and differentiate us from our major competitors.

We believe competition will be at least as intense in the next fiscal year as it was over the last fiscal year. In this environment, a lack of competitive advantage with respect to our hardware, software or services offerings could lead to a loss of competitive position resulting in fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability and loss of market share. For more information about the competitive risks we face, refer to Item 1A. Risk Factors.

PATENTS, TRADEMARKS AND INTELLECTUAL PROPERTY LICENSES

We have used, registered or applied to register certain trademarks and service marks to distinguish our products, technologies and services from those of our competitors in the U.S. and in foreign countries and jurisdictions. We enforce our trademark, service mark and trade name rights in the U.S. and abroad.

We hold a number of U.S. and foreign patents relating to various aspects of our products and technology. While we believe that patent protection is important, we believe that factors such as innovative skills and technological expertise provide even greater competitive differentiation. From time to time we receive assertions that we may be infringing certain patents or other intellectual property rights of others. The action we take with respect to such assertions varies depending on our assessment of the nature of the particular assertion. When we believe there is a substantial likelihood that one of our products, component parts, or activities may infringe a valid intellectual property right of another party, there are several steps we may take to address such possible infringement, including securing alternative non-infringing products, designing our products or activities such that they do not infringe, or seeking a license on commercially reasonable terms. There is no guarantee that such efforts to remediate any infringement will be successful or that we will be able to obtain a license or that litigation will not occur. The adverse resolution of litigation arising out of such claims could adversely affect our business or financial condition, and could include injunctive relief that could limit our ability to market and sell certain of our products.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding our Executive Officers as of August 28, 2008.

Name	Age	Position
Jonathan I. Schwartz	42	Chief Executive Officer and President
V. Kalyani Chatterjee-Tandon	45	Vice President, Corporate Controller and Chief Accounting Officer
Michael A. Dillon	49	Executive Vice President, General Counsel and Secretary
John F. Fowler	47	Executive Vice President, Systems Group
Anil P. Gadre	51	Executive Vice President and Chief Marketing Officer
Richard L. Green	52	Executive Vice President, Software Group
Michael E. Lehman	57	Chief Financial Officer and Executive Vice President, Corporate Resources
William N. MacGowan	51	Chief Human Resources Officer and Executive Vice President, People and Places
Gregory M. Papadopoulos	50	Executive Vice President, Research and Development and Chief Technology Officer
Peter Ryan	47	Executive Vice President, Global Sales and Services
Michael E. Splain	51	Executive Vice President, Microelectronics Group

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

Ms. Chatterjee-Tandon has served as Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer) since September 2006 and Vice President, Finance and Assistant Controller from February 2006 until September 2006. From March 2004 to February 2006, Ms. Chatterjee served as Sun’s Senior Director and Assistant Corporate Controller. From January 2003 to March 2004, Ms. Chatterjee served as the Vice President, Finance with Hotwire, Inc, an online travel company. From January 2000 to November 2002, Ms. Chatterjee served as a Senior Manager at KPMG LLP, an accounting firm.

Mr. Dillon has served as Executive Vice President, General Counsel and Secretary since April 2006, as Senior Vice President, General Counsel and Secretary from April 2004 to April 2006 and previously held the position of Vice President, Products Law Group, from July 2002 to March 2004. From October 1999 until June 2002, he served as Vice President, General Counsel and Corporate Secretary of ONI Systems Corp, an optical networking company. Mr. Dillon initially joined Sun in 1993 and thereafter held successive management positions in several legal support groups until October 1999.

Mr. Fowler has served as Executive Vice President, Systems Group since May 2006, as Executive Vice President, Network Systems Group from May 2004 to May 2006, as Chief Technology Officer, Software Group from July 2002 to May 2004 and Director, Corporate Development from July 2000 to July 2002.

Mr. Gadre has served as Executive Vice President, Chief Marketing Officer since November 2004, as Vice President, Software Marketing from May 2002 to November 2004 and Vice President and General Manager of Solaris Software from April 1999 to May 2002. Previously, he has held several positions related to Product and Corporate Marketing at Sun.

Mr. Green has served as Executive Vice President, Software Group since May 2006. From May 2004 to May 2006, Mr. Green served as Executive Vice President, Products for Cassatt Corporation, a data center software company. From April 2004 to May 2004, Mr. Green served as Vice President, Java and Developer Programs and as Vice President, Java from December 1999 to April 2004.

Mr. Lehman has served as Chief Financial Officer and Executive Vice President, Corporate Resources since February 2006 and as Executive Vice President from July 2002 until his resignation from employment in September 2002. From September 2002 to February 2006, he was a member of the board of directors of Sun. He resigned from the Board when he returned to full-time employment at Sun. During that time, he was self-employed as a business consultant. From July 2000 to July 2002, he served as Executive Vice President, Corporate Resources and Chief Financial Officer of Sun and from January 1998 to July 2000, as Vice President, Corporate Resources and Chief Financial Officer. He is a director of MGIC Investment Corporation.

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

Mr. Ryan has served as Executive Vice President, Global Sales and Services of Sun since June 2008, as Senior Vice President, Global Sales for the Americas Region from July 2007 to June 2008 and as Senior Vice President, Global Sales and Services for the Europe, Middle East and Africa Region from July 2006 to July 2007. Prior to Sun, Mr. Ryan was a Consultant Executive and served as Chairman of three technology companies: Elateral Limited, an e-solution for marketing companies, from January 2003 to June 2006, Wesupply, a supply chain management company, from June 2003 to June 2006, and CopperEye Ltd., an enterprise data management solutions company, from December 2004 to September 2007. Previously, he served as President, Europe for Aspect Development, and had several leadership positions at IBM.

Mr. Splain has served as Executive Vice President, Microelectronics since April 2008, as Chief Engineer since January 2007 and Chief Technology Officer, Systems Group since June 2006. From March 2004 to June 2006, Mr. Splain served as Chief

Technology Officer, Scalable Systems. From June 2002 to June 2004, Mr. Splain served as Chief Technology Officer, Processor Products.

FORWARD-LOOKING STATEMENTS

This annual report, including the foregoing sections and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, particularly statements regarding: our vision and business strategy; future investments in companies, products and technologies; our expectation of competitive pressures; our solution-based sales approach; our commitment to standards-based designs and implementations; our expectations regarding R&D investment; the estimated sublease income to be generated from sublease contracts not yet negotiated; our expectations with respect to workforce and facility-related expenses; our expectation that the resolution of pending claims and legal proceedings will not have a material adverse effect on us; our estimates of the impact of foreign currency exchange rates; our expectations of aggregate selling, general and administrative and research and development expenses during fiscal 2009; our expectations regarding our cash flow from operations for the fiscal year ending June 30, 2009; our products gross margins expectations for the fiscal 2009 period; our expectations of severance and benefit costs and restructuring charges under our restructuring plans; our estimated contractual obligations at June 30, 2008; our expectations with respect to the effects of accounting pronouncements on our consolidated financial statements; and our belief that the liquidity provided by existing cash, cash equivalents, marketable debt securities and cash generated from operations will provide sufficient capital to meet our requirements for at least the next 12 months.

These forward-looking statements involve risks and uncertainties and the cautionary statements set forth above and those contained in the section of this report entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements.

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

Our competitors are some of the largest, most successful companies in the world. They include IBM, Dell, HP, EMC, Fujitsu, HDS, the Fujitsu-Siemens joint venture, Microsoft, Oracle and Intel. We compete with (i) systems manufacturers and resellers of systems based on microprocessors from Intel, the Windows family of operating systems software from Microsoft and the Linux family of operating systems software from Red Hat and others, as well as (ii) companies that focus on providing support and maintenance services for computer systems and storage products. A substantial majority of our computer systems products are based on our SPARC platform, which has a significantly smaller installed base than the Windows and Linux platforms. Certain of these competitors compete aggressively on price, as well as based on their platform, and seek to maintain very low cost structures. Some of these competitors are seeking to increase their market share, which creates increased pressure, including pricing pressure, on our product lines and service offerings. In particular, we are seeing increased competition and pricing pressures from competitors offering systems running Linux software and other open source software, as well as competitors offering support services. Additionally, some of these competitors are able to compete with us by using software pricing strategies that make it more expensive for their customers to use our hardware. Certain of our competitors, including IBM and HP, have financial and human resources that are substantially greater than ours, which increases the competitive pressures we face. These competitors also have significant installed bases, and it can be very difficult to win a new customer that has made significant investments in a competitor’s platform.

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

Fujitsu and its subsidiaries have, for many years, been key strategic channel partners with us, distributing substantial quantities of our products throughout the world. We entered into a number of agreements with Fujitsu intended to substantially increase the scope of our relationship with them, including through collaborative selling efforts and joint development and marketing of server products known as the Advanced Product Line (APL). The first group of APL server products was released in April 2007 and branded as the SPARC Enterprise line of servers. Enhanced versions of the SPARC Enterprise M4000, M5000, M8000 and M9000 servers, with new quad-core SPARC64 VII processor technology, were released in July 2008. However, Fujitsu is also a competitor of ours and, as a licensee of various technologies from us and others, it has developed products that currently compete directly with our products.

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

We are continuing the implementation of a solution-based selling approach. While we believe that strategy will enable us to increase our revenues and margins, there can be no assurance that we will be successful in this approach. In fact, our implementation of this selling model may result in reductions in our revenues and/or margins, particularly in the short term, as we compete to attract business. In addition, because of our emphasis on solution-based sales, we face strong competition from systems integrators such as IBM, Fujitsu-Siemens and HP. Our inability to successfully implement this model could have a material adverse impact on our revenues and margins.

The products we make are very complex. If we are unable to rapidly and successfully develop and introduce new products and manage our inventory, we will not be able to satisfy customer demand.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that our customers choose to buy. If we are unable to develop new products, our business and operating results could be adversely affected. We must quickly develop, introduce, and deliver in quantity new, complex systems, software and hardware products and components. These include products that incorporate certain UltraSPARC microprocessors and the Solaris Operating System, the Java platform, Sun Java™ System portfolio and Sun N1™ Grid™ architecture, among others. The development process for these complicated products is very uncertain. It requires high levels of innovation from both our product designers and the suppliers of the components used in our products. The development process is also lengthy and costly. If we fail to accurately anticipate our customers’ needs and technological trends, or are otherwise unable to complete the development of a product on a timely basis, we will be unable to introduce new products into the market on a timely basis, if at all, and our business and operating results would be materially and adversely affected.

The manufacture and introduction of our new products is also a complicated process. Once we have developed a new product, we face several challenges in the manufacturing process. We must be able to manufacture new products in sufficient volumes so that we can have an adequate supply of new products to meet customer demand. We must also be able to manufacture the new products at acceptable costs. This requires us to be able to accurately forecast customer demand so that we can procure the appropriate components at optimal costs. Forecasting demand requires us to predict order volumes, the correct mix of our products and the correct configurations of these products. We must manage new product introductions and transitions to minimize the impact of customer-delayed purchases of existing products in anticipation of new product releases. We must also try to reduce the levels of older product and component inventories to minimize inventory write-offs. If we have excess inventory, it may be necessary to reduce our prices or write down inventory, which could result in lower gross margins. Additionally, our customers may delay orders for existing products in anticipation of new product introductions. As a result, we may decide to adjust prices of our existing products during this process to try to increase customer demand for these products. Our future operating results would be materially and adversely affected if such pricing adjustments were to occur and we were unable to mitigate the resulting margin pressure by maintaining a favorable mix of systems, software, service and other products, or if we were unsuccessful in achieving component cost reductions, operating efficiencies and increasing sales volumes.

If we are unable to timely develop, manufacture and introduce new products in sufficient quantity to meet customer demand at acceptable costs, or if we are unable to correctly anticipate customer demand for our new and existing products, our business and operating results could be materially adversely affected.

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

Linearity.    Our quarterly sales have historically reflected a pattern in which a disproportionate percentage of each quarter’s total revenues occur in the last month of the quarter. This pattern can make prediction of revenues, earnings and working capital for each financial period difficult and uncertain and increase the risk of unanticipated variations in quarterly results and financial condition.

Foreign Currency Fluctuations.    As a large portion of our business takes place outside of the U.S., we enter into transactions in other currencies. Although we employ various hedging strategies, we are exposed to changes in exchange rates, which could cause fluctuations in our quarterly operating results.

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

Goodwill and Other Intangible Assets.    We perform an analysis on our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. Goodwill is deemed to be impaired if the net book value of the reporting unit exceeds the estimated fair value. The impairment of a long-lived intangible asset other than goodwill is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset are less than the carrying value of the intangible asset we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value. We recognized an impairment charge of $70 million related to acquired intangible assets during the fourth quarter of fiscal 2006. As of June 30, 2008, we had a goodwill balance of $3,215 million. Going forward, we will continue to review our goodwill and other intangible assets for possible impairment. Any additional impairment charges could adversely affect our future earnings. Goodwill impairment analysis and measurement is a process that requires significant judgment. A decline in our stock price and resulting market capitalization (such as the decline which occurred subsequent to April 2008), could result in impairment of a material amount of our $3,215 million goodwill balance if we determine that the decline is sustained and has reduced the fair value of any of our reporting units below its carrying value. We cannot be certain that a future downturn in our business, changes in market conditions or a longer-term decline in the quoted market price of our stock will not result in an impairment of goodwill and the recognition of resulting expenses in future periods, which could adversely affect our results of operations for those periods.

We are dependent on significant customers, specific industries and geographies.

Sales to Avnet, the largest distributor of our products, accounted for approximately 11% of our net revenues in each of fiscal 2008, 2007 and 2006. In January 2007, Access Distribution, the largest distributor of our products at the time, was sold to Avnet by General Electric Company. Avnet was StorageTek’s largest distributor and became a distributor of our products after our acquisition of StorageTek in August 2005. The net revenue percentages for fiscal 2007 and 2006 represent sales to Avnet and Access Distribution on a combined basis. No other customer accounted for more than 10% of our net revenues in fiscal 2008. If our distribution arrangement with Avnet significantly deteriorates or is terminated, and we are unable to find another distributor for our products on similar financial terms, our future operating results could be adversely affected.

We depend on the telecommunications, financial services and government sectors for a significant portion of our revenues. Our revenues are dependent on the level of technology capital spending in the U.S. and international economies. If capital spending declines in these industries over an extended period of time, our business will continue to be materially and adversely affected. We continue to execute on our strategy to reduce our dependence on these industries by expanding our product reach into new industries, but no assurance can be given that this strategy will be successful.

Weakening economic conditions in specific geographic areas, particularly the U.S. or Europe, can also adversely affect our operating results. For example, the direction and relative strength of the U.S. economy has recently been increasingly uncertain due to rising oil prices, difficulties in the financial services sector, softness in the housing markets and geopolitical uncertainties. If economic growth in the U.S. is slowed, many customers may delay or reduce technology capital spending which would likely have an adverse affect on our operating results.

We derive significant revenues from the sales of our higher end server products and decreased demand for these products could adversely affect our revenues and gross margins.

We derive significant revenues from the sales of our higher end server products. These products are offered at higher price points and may provide us with higher gross margin percentages than our entry-level products. If demand for our higher end server products declines, this could adversely affect our revenues, gross margins and earnings.

We have licensed significant elements of our intellectual property, including our Solaris Operating System and Java technology, as open source software and intend to license additional intellectual property in the future under open source licenses, which could reduce the competitive advantage we derive from this intellectual property.

We have released significant elements of our intellectual property, including the Solaris Operating System, the Java Enterprise System infrastructure software platform, MySQL database technology, the Sun N1 Grid Engine software and various developer tools, to the open source development community as open source software under an open source license and have made the hardware source code of our UltraSPARC T1 and T2 processors available under an open source license. We have also released our Java Platform, Standard Edition (Java SE), Enterprise Edition (Java EE) and Micro Edition (Java ME) technologies under an open source license. Although open source licensing models vary, generally open source software licenses permit the liberal copying, modification and distribution of a software program allowing a diverse programming community to contribute to the software. As a result of such release, there could be an impact on revenue related to this intellectual property and we may no longer be able to exercise control over some aspects of the future development of this intellectual property. In particular, the feature set and functionality of the Solaris Operating System may diverge from those that best serve our strategic objectives, move in directions in which we do not have competitive expertise or fork into multiple, potentially incompatible variations. We currently derive a significant competitive advantage from our development, licensing and sale of the Solaris Operating System, Java and MySQL technologies, and system products based on the UltraSPARC family of microprocessors, and any of these events could reduce our competitive advantage or impact market demand for our products, software and services. In addition, disclosing the content of our source code could limit the intellectual property protection we can obtain or maintain for that source code or the products containing that source code and could facilitate intellectual property infringement claims against us. Finally, there can be no assurance that making our intellectual property freely available will yield incremental revenue to us.

Delays in product development or customer acceptance and implementation of new products and technologies could seriously harm our business.

Generally, the computer systems we sell to customers incorporate various hardware and software products that we sell, such as UltraSPARC microprocessors, various software elements, from the Solaris Operating System to the Java platform, Sun Java System portfolio, Sun N1 Grid Engine , the Sun StorageTek SL8500 modular library system and Sun StorEdge™ array products. Any delay in the development, delivery or acceptance of key elements of the hardware or software included in our systems could delay our shipment of these systems. Delays in the development and introduction of our products may occur for various reasons.

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

We are in the process of implementing a project to consolidate all of our database infrastructure to a single global enterprise resource planning (ERP) system. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of the ERP system, which may be disruptive to our underlying business. Any disruptions, delays or deficiencies in the design and implementation of the new ERP system, particularly any disruptions, delays or deficiencies that impact our operations, could adversely affect our ability to process customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations, file SEC reports in a timely manner and otherwise run our business. Further, as we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations and financial condition may be materially and adversely affected if our database infrastructure does not allow us to transmit accurate information, even for a short period of time. Even if we do not encounter these adverse effects, the design and implementation of the new ERP system may be much more costly than we anticipated. If we are unable to successfully design and implement the new ERP system as planned, our financial position, results of operations and cash flows could be negatively impacted.

We have experienced a number of challenges during the implementation of this project that have caused delays and affected our operations. Although these disruptions have not materially affected our financial results, further disruptions caused by the implementation of the new ERP system could have a material adverse effect on our financial position, results of operations and cash flows.

Our acquisition, divestiture and alliance activities could disrupt our ongoing business and subject us to significant risks.

We expect to continue to make investments in companies, products and technologies, either through acquisitions or investments or alliances. For example, we have purchased several companies in the past, including MySQL and StorageTek, and have also formed alliances, such as our strategic relationship with Fujitsu for the development, manufacturing and marketing of server products and our OEM relationship with Hitachi Data Systems for the collaboration on, and delivery of, a broad range of storage products and services. We also rely on IT services partners and independent software developers to enhance the value to our customers of our products and services. Acquisitions and alliance activities often involve risks, including: (1) difficulty in assimilating the acquired operations and employees; (2) difficulty in managing product co-development activities with our alliance partners; (3) retaining the key employees of the acquired operation; (4) disruption of our or the acquired company’s ongoing business; (5) inability to successfully integrate the acquired technology and operations into our business and maintain uniform standards, controls, policies and procedures; and (6) lacking the experience to enter into new product or technology markets.

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

Most of our products and components are manufactured in whole or in part by third-party manufacturers. Further, there are some components that can only be purchased from a single vendor due to price, quality, technology or other business constraints. For example, we currently depend on Texas Instruments for the manufacture of our existing UltraSPARC microprocessors, Imation for tape media used in certain tape storage products and several other companies for custom integrated circuits. If we were unable to purchase any of these items from the respective single vendors on acceptable terms or experienced significant delays or quality issues in the delivery of necessary parts and/or components from a particular vendor and we had to find a new supplier for these parts and components, our new and existing product shipments could be delayed which could have a material adverse effect on our business, results of operations and financial condition.

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

Currently, more than half of our revenues come from international sales. In addition, a portion of our operations consists of manufacturing and sales activities outside of the U.S. Our ability to sell our products and conduct our operations internationally is subject to a number of risks. Local economic, political and labor conditions in each country could adversely affect demand for our products and services or disrupt our operations in these markets. We may also experience reduced intellectual property protection or longer and more challenging collection cycles as a result of different customary business practices in certain countries where we do business which could have a material adverse effect on our business operations and financial results. Currency fluctuations could also materially and adversely affect our business in a number of ways. Although we take steps to reduce or eliminate certain foreign currency exposures that can be identified or quantified, we may incur currency translation losses as a result of our international operations. Further, in the event that currency fluctuations cause our products to become more expensive in overseas markets in local currencies, there could be a reduction in demand for our products or we could lower our pricing in some or all of these markets resulting in reduced revenue and margins. Alternatively, a weakening dollar could result in greater costs to us for our overseas operations. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business in these jurisdictions. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs. In addition, we could be subject to regulations, fines and penalties for violations of import and export regulations. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices which violate such United States laws may be customary, will not take actions in violation of our policies. These violations could result in penalties, including prohibiting us from exporting our products to one or more countries, and could materially and adversely affect our business.

Local laws and customs in many countries differ significantly from those in the U.S. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the United States. In many foreign countries, particularly in those with developing economies, it is common for local business people to engage in business practices that violate their local laws and that are prohibited by United States laws applicable to us such as the Foreign Corrupt Practices Act. We have implemented policies, training, internal controls and procedures designed to ensure compliance with these laws. However, there can be no assurance that all of our employees, contractors and agents, as well as our resellers and those companies to which we outsource certain of our business operations, will not engage in actions which violate local or U.S. law or our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.

We have entered into, and intend to enter into several additional, joint ventures with distribution partners with the goal of increasing sales of our products and services in selected geographic markets. We have implemented policies, internal controls and procedures designed to ensure the joint venture partners and joint venture companies comply with our policies and relevant laws. However, entering into a joint venture subjects us to additional compliance and legal risks related to the actions of the joint venture partner and the joint venture company.

Our business may be adversely affected if our competitors acquire or enter into exclusive arrangements with companies with whom we do business or may do business in the future.

From time to time, our competitors may acquire or enter into exclusive arrangements with companies with whom we do business or may do business in the future. Reductions in the number of partners with whom we may do business in a particular context may reduce our ability to enter into critical alliances on attractive terms or at all, and the termination of an existing relationship or alliance by a business partner may disrupt our operations. As an example, HP recently acquired Electronic Data Systems Corporation (EDS), one of our customers, which may have the effect of reducing our business with EDS.

We face numerous risks associated with our strategic alliance with Fujitsu.

We have entered into a number of agreements with Fujitsu with respect to collaborative sales and marketing efforts and the joint development and manufacturing of server products known as the Advanced Product Line. The first group of APL server products was released in April 2007 and branded as the Sun SPARC Enterprise line of servers. Enhanced versions of the SPARC Enterprise M4000, M5000, M8000 and M9000 servers, with new quad-core SPARC64 VII processor technology, were released in July 2008. The APL server products are intended to eventually replace a portion of our server product portfolio. In addition, the agreements contemplate that Sun and Fujitsu dedicate substantial financial and human resources to this relationship. As a result, our future performance and financial condition may be impacted by the success or failure of this relationship.

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

We are dependent on third parties for certain key business process functions such as IT services and the human resource function and for the provision of certain key manufacturing activities.

We continuously seek to make our cost structure more efficient and focus on our core strengths. We continue to develop and implement our global resourcing strategy and operating model, which includes activities that are focused on increasing workforce flexibility and scalability, and improving overall competitiveness by leveraging external talent and skills worldwide. We rely on partners or third party service providers for the provision of certain key business process functions, including IT services and the human resources function, and as a result, we may incur increased business continuity risks. We may no longer be able to exercise control over some aspects of the future development, support or maintenance of outsourced operations and processes, including the internal controls associated with those outsourced business operations and processes, which could adversely affect our business. If we are unable to effectively utilize or integrate and interoperate with external resources or if our partners or third party service providers experience business difficulties or are unable to provide business process services as anticipated, we may need to seek alternative service providers or resume providing these business processes internally, which could be costly and time consuming and have a material adverse effect on our operating and financial results.

We also rely on partners for the provision of key manufacturing activities. Texas Instruments indicated publicly that it will not be making UltraSPARC microprocessors for us on a foundry basis at the 45-nm node. Consequently, we are reviewing alternative foundry solutions, and are transitioning the 45/40-nm node and any subsequent nodes for foundry operations and supply chain to other potential vendors. If we are unable to effectively execute the transition, we may experience difficulty in delivering our 45/40-nm next generation microelectronics products and technologies, which could materially and adversely affect our business.

We are dependent upon our channel partners for a significant portion of our revenues.

Our channel partners include distributors, OEMs, independent software vendors, system integrators, service providers and resellers. We continue to see an increase in revenues via our reseller channel. We face ongoing business risks due to our reliance on our channel partners to maintain customer relationships and create customer demand with customers where we have a limited or no direct relationship, including with respect to our government business. Should our relationships with our channel partners or their effectiveness decline, we face risk of declining demand, which could affect our results of operations.

Adverse resolution of litigation may harm our operating results or financial condition.

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition. We are currently involved in litigation with the General Services Administration (GSA). Additional information is provided in Note 11 to the Consolidated Financial Statements in Item 8.

Our business may suffer if it is alleged or found that we have infringed the intellectual property rights of others.

From time to time we have been notified that we may be infringing certain patents or other intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. There are often several pending claims in various stages of evaluation at any particular time. From time to time, we consider the desirability of entering into licensing agreements in certain of these claims. The action we take with respect to such claims varies depending on our assessment of the nature of the particular claim. When we believe there is a substantial likelihood that one of our products, component parts, or activities may infringe a valid intellectual property right of another party, there are several steps we may take to address such possible infringement, including securing alternative non-infringing products, designing our products or activities such that they do not infringe, or seeking a license on commercially reasonable terms. No assurance can be given that such efforts to remediate any infringement will be successful or that licenses can be obtained on acceptable terms or that litigation will not occur. In the event there is a temporary or permanent injunction entered prohibiting us from marketing or selling certain of our products, or a successful claim of infringement against us requiring us to pay royalties to a third party, and we fail to license such technology on acceptable terms and conditions or to develop or license a substitute technology, our business, results of operations or financial condition could be materially adversely affected.

Income tax laws and regulations subject us to a number of risks and could result in significant liabilities and costs.

As a multinational corporation, we are subject to income taxes in the U.S. and various foreign jurisdictions. Our domestic and foreign tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate. We are regularly subject to audits by tax authorities. While we endeavor to comply with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law than we do or that we will comply in all respects with applicable tax laws, which could result in additional taxes. We regularly review the likelihood of adverse outcomes resulting from tax audits to determine if additional income taxes, penalties and interest would be assessed. There can be no assurance that the outcomes from these audits will not have an adverse effect on our results of operations in the period in which the review is conducted.

Credit rating downgrades could adversely affect our business and financial condition.

Three credit rating agencies follow us. Fitch Ratings has rated us BBB-, which is an investment grade rating. Moody’s Investor Services and Standard & Poor’s have assigned us non-investment grade ratings of Ba1 and BB+, respectively. Fitch Ratings and Standard & Poor’s have placed us on stable outlook. Moody’s Investor Services recently changed its outlook from stable to negative. These ratings reflect those credit agencies’ expectations regarding our financial and competitive condition. If we are downgraded by these ratings agencies, it could increase our costs of obtaining, or make it more difficult to obtain or issue, new debt financing. Any of these events could materially and adversely affect our business and financial condition.

We depend on key employees and face competition in hiring and retaining qualified employees.

Our employees are vital to our success, and our key management, engineering and other employees are difficult to replace. We generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. Because our compensation packages include equity-based incentives, pressure on our stock price could affect our ability to offer competitive compensation packages to current employees. In addition, we must continue to motivate employees and keep them focused on our strategies and goals, which may be difficult due to morale challenges posed by our workforce reductions, global resourcing strategies and related uncertainties. Should these conditions continue, we may not be able to retain highly qualified employees in the future, which could adversely affect our business.

Our use of a self-insurance program to cover certain claims for losses suffered and costs or expenses incurred could negatively impact our business upon the occurrence of an uninsured event.

We maintain a program of insurance with third-party insurers for certain property, casualty and other risks. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insurance basis. We retain risk with regard to certain loss events, such as California earthquakes, the indemnification or defense payments we may make to or on behalf of our directors and officers as a result of obligations under applicable agreements, our by-laws and applicable law and for potential liabilities that are not insured, and we sponsor a number of health and welfare insurance plans for our employees. The types and amounts of insurance obtained vary from time to time and from location to location, depending on availability, cost and our decisions with respect to risk retention. In the event that the frequency of losses experienced by us increased unexpectedly, the aggregate of such losses could materially increase our liability and adversely affect our financial condition, liquidity, cash flows and results of operations. In addition, because the insurance market continues to limit the availability of certain insurance products and because the costs of certain products continue to increase, we will continue to evaluate the types and magnitudes of claims we include in our self-insurance program. Additions and changes to this self insurance program may increase our risk exposure and therefore increase the risk of a material adverse effect on our financial condition, liquidity, cash flows and results of operations. In addition, we have made certain judgments as to the limits on our existing insurance coverage that we believe are in line with industry standards, as well as in light of economic and product availability considerations. Unforeseen catastrophic loss scenarios could prove our limits to be inadequate, and losses incurred in connection with the known claims we self-insure could be substantial. Either of these circumstances could materially adversely affect our financial and business condition.

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

We offer terms to some of our distributors and other customers that, in some cases, include complex provisions for pricing, data protection and other terms. In connection with these contracts, we are in some cases required to allow the customer to audit certain of our records to verify compliance with these terms. In particular, government agency customers audit and investigate government contractors, including us. These agencies review our performance under the applicable contracts as well as compliance with applicable laws, regulations and standards. The government also may review the adequacy of, and our compliance with, contractual obligations, our internal control systems and policies, including our purchasing, property, estimating, compensation, management information systems and data protection requirements. If an audit uncovers improper or illegal activities, we may be subject to claims for damages, penalties and other sanctions. With respect to claims by government agencies, sanctions may include treble damages, fines and possibly debarment or suspension from sales to the federal government. In addition, we may suffer serious harm to our reputation if allegations of impropriety were made against us. The federal government has intervened in a case filed in the United States District Court for the Eastern District of Arkansas alleging that we violated the Federal False Claims and Anti-Kickback Acts and breached our contracts with the GSA and certain other government customers, among other claims. These claims are based in part on certain audit reports prepared by the GSA Office of the Inspector General with respect to our prior GSA Multi-Award Schedule. Claims by the federal government pursuant to the lawsuit or otherwise in the administration of our contracts, and any judgment or settlement related thereto, could expose us to damages, penalties and other sanctions, up to and including debarment or suspension from federal sales, loss of sales opportunities, business interruption and damage to our reputation.

Some of our Restructuring Plans may not result in the anticipated cost saving and benefits.

Since March 2004, our Board of Directors and our management have approved a series of restructuring plans including the restructuring plan announced on May 1, 2008. Our ability to achieve the cost savings and operating efficiencies anticipated by these restructuring plans is dependent on our ability to effectively implement the workforce and excess capacity reductions contemplated. If we are unable to implement these initiatives effectively, we may not achieve the level of cost savings and efficiency benefits expected for fiscal 2009 and beyond.

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

Some of our operations are subject to state, federal and international laws governing protection of the environment, human health and safety, and regulating the use of certain chemical substances. We endeavor to comply with these environmental laws, yet compliance with such laws could increase our operations and product costs; increase the complexities of product design, development, procurement and manufacture; limit our ability to manage excess and obsolete non-compliant inventory; limit our sales activities; and impact our future financial results. Any violation of these laws can subject us to significant liability, including fines, penalties, and possible prohibition of sales of our products into one or more states or countries, and result in a material adverse effect on our financial condition.

Currently, a significant portion of our revenues come from international sales. Recent environmental legislation within the European Union (EU), including the EU Directive on Waste Electrical and Electronic Equipment (WEEE) and the EU Directive on Restriction of Hazardous Substances (RoHS), as well as China’s regulation on Management Methods for Controlling Pollution Caused by Electronic Information Products (“China RoHS”), may increase our cost of doing business internationally and impact our revenues from EU countries and China as we endeavor to comply with and implement these requirements.

In addition, similar environmental legislation has been or may be enacted in other jurisdictions, including the U.S. (under federal and state laws), Japan, Canada, Korea and certain Latin American countries, the cumulative impact of which could be significant. We are committed to offering products that are environmentally responsible and to complying with any current or future laws protecting the environment, human health and safety.

Our business may suffer if it is alleged or found that we or our contractors have violated data privacy or confidentiality obligations.

Compliance with a variety of domestic and foreign laws and regulations related to data privacy, as well as various contractual obligations related to confidentiality, increase our cost of doing business. Such obligations include regulations related to the protection of various types of data and information, such as personal healthcare information, personally identifiable information and other confidential information. Although we implement policies and procedures designed to ensure compliance with these obligations, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies. Further, our ability to comply with these obligations may depend upon future investments in systems and processes, and such investments may have a material adverse effect on our business, operating results, or financial condition. Failure to comply with these obligations, or even allegations that we have failed to comply with these obligations, may also cause a material adverse effect on our business, operating results, or financial condition.

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

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on our stock price.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

At June 30, 2008, our worldwide facilities represented aggregate floor space of 12.8 million square feet both in the U.S. and in 47 other countries. We believe that our existing properties are in good condition and are suitable for the conduct of our business. In square feet, our properties consisted of (in millions):

	U.S.	Rest of the World	Total
Owned facilities	3.0	1.0	4.0
Leased facilities	5.2	3.6	8.8

Total facilities	8.2	4.6	12.8

At June 30, 2008, our owned properties consisted of:

Location	Square Footage of Facility
Broomfield, Colorado	1,079,636
Farnborough (Guillemount Park), England	440,024
Linlithgow, Scotland	437,498
Menlo Park, California	1,022,008
Ponce, Puerto Rico	83,105
Santa Clara, California	928,399

Total	3,990,670

At June 30, 2008, we had approximately 193,000 square feet under construction and approximately 120,000 square feet of existing shell facilities available for future build-out. We continually evaluate our facility requirements in light of our business needs and stage the future construction accordingly. In addition, we own approximately 52 acres of undeveloped land in Colorado.

During fiscal 2008, we entered into a sale-leaseback transaction for our Louisville, Colorado facility. During fiscal 2007, we entered into sale-leaseback transactions for our Newark, California and Burlington, Massachusetts campuses. The total reduction in owned square footage as a result of these three transactions was approximately 3.8 million square feet.

Starting in fiscal 2001, we began to vacate properties in the U.S. and internationally. Of the properties that were vacated under all facility exit plans, 2.2 million square feet remain vacant or sub-leased, of which 1 million square feet are under sub-lease to non-Sun businesses and 1.2 million square feet are vacant.

Substantially all of our facilities are used jointly by our Product groups, Services groups, Global Sales and Services organization and other functions. Our manufacturing facilities are located in Ponce, Puerto Rico; Linlithgow, Scotland and Beaverton, Oregon.

ITEM 3.    LEGAL PROCEEDINGS

We are involved in various claims, suits, investigations and legal proceedings that arise from time to time in the ordinary course of our business. Although we do not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, we could incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period. For further information regarding items that we deem to be significant, please refer to Note 11 to the Consolidated Financial Statements in Item 8.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2008.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Global Select Market under the symbol “JAVA”. Prior to August 27, 2007, our common stock traded under the symbol “SUNW”. As of August 22, 2008, there were approximately 16,531 stockholders of record and the closing price of our common stock was $10.00 per share as reported by The NASDAQ Global Select Market.

On November 8, 2007, our stockholders approved a one-for-four reverse stock split, which became effective on November 12, 2007. All references to share and per-share data for all periods presented in this report have been adjusted to give effect to this reverse split.

The following table sets forth for the fiscal periods indicated the high and low sale prices for our common stock as reported by The NASDAQ Global Select Market:

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low
First Quarter: July 1 – September 30	$23.48	$18.00	$21.12	$15.28
Second Quarter: October 1 – December 30	25.04	18.01	22.92	19.88
Third Quarter: December 31 – March 30	18.19	14.20	26.56	22.16
Fourth Quarter: March 31 – June 30	16.37	10.76	23.80	19.68

No cash dividends were declared or paid in fiscal 2008 or 2007. We anticipate retaining available funds to finance future growth and have no present intention to pay cash dividends.

Shares Acquired Under Board Authorized Programs

The table below sets forth our purchases of our equity securities during each of the three months in our fiscal quarter ended June 30, 2008.

Period	Total # of Shares Purchased(1)	Average Price per Share	Total # of Shares Purchased Under Board Authorized Programs(2)	Maximum that may be purchased under current plan $ (millions)(2)
March 31, 2008 – April 30, 2008	9,125	$0.02	—	$500
May 1, 2008 – May 31, 2008	30,678,700	$13.04	30,670,143	$100
June 1, 2008 – June 30, 2008	5,011,685	$12.81	5,002,560	$36
Total	35,699,510	$13.01	35,672,703	$36

(1)	The total number of shares repurchased includes those shares of our common stock that our employees surrender for tax withholding purposes in connection with vesting of restricted stock and shares of restricted stock that we repurchased from employees whose employment terminated before such shares vested. As of June 30, 2008, 71,114 shares are subject to repurchase by us.
(2)	In May 2007, our Board of Directors authorized management to repurchase up to $3 billion of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent upon a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions, repayment of debt and our share price.

On July 31, 2008, our Board of Directors authorized management to repurchase up to $1 billion of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions, repayment of debt and our share price.

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

	As of June 30,
	2003	2004	2005	2006	2007	2008
Sun Microsystems, Inc.	100.00	93.12	80.22	89.25	113.12	58.49
S&P 500	100.00	119.11	126.64	137.57	165.90	144.13
S&P Computer Hardware	100.00	108.87	112.31	116.24	170.42	183.60

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

	Fiscal Years Ended June 30,
	2008		2007			2006(1)(2)			2005			2004
	Dollars	%	Dollars		%	Dollars		%	Dollars		%	Dollars		%
	(In millions, except percentages and per share amounts)
Net revenues	$13,880	100.0%	$13,873		100.0%	$13,068		100.0%	$11,070		100.0%	$11,185		100.0%
Cost of sales	7,425	53.5	7,608		54.8	7,439		56.9	6,481		58.5	6,669		59.6

Gross margin	6,455	46.5	6,265		45.2	5,629		43.1	4,589		41.5	4,516		40.4
Operating expenses:
Research and development	1,834	13.2	2,008		14.5	2,046		15.7	1,785		16.1	1,926		17.2
Selling, general and administrative	3,955	28.5	3,851		27.8	4,039		30.9	2,919		26.4	3,317		29.7
Restructuring charges and related impairment of long-lived assets	263	1.9	97		0.7	284		2.2	262		2.4	344		3.1
Impairment of goodwill and other intangible assets	—	—	—		—	70		0.5	—		—	49		0.4
Purchased in-process research and development	31	0.2	—		—	60		0.5	—		—	70		0.6

Total operating expenses	6,083	43.8	5,956		42.9	6,499		49.7	4,966		44.9	5,706		51.0

Operating income (loss)	372	2.7	309		2.2	(870)		(6.7)	(377)		(3.4)	(1,190)		(10.6)
Gain (loss) on equity investments, net	32	0.2	6		—	27		0.2	6		0.1	(64)		(0.6)
Interest and other income, net	161	1.2	214		1.5	114		0.9	133		1.2	94		0.8
Settlement income	45	0.3	54		0.4	54		0.4	54		0.5	1,597		14.3

Income (loss) before taxes	610	4.4	583		4.2	(675)		(5.2)	(184)		(1.7)	437		3.9
Provision (benefit) for income taxes	207	1.5	110		0.8	189		1.4	(77)		(0.7)	825		7.4

Net income (loss)	$403	2.9%	$473		3.4%	$(864)		(6.6)%	$(107)		(1.0)%	$(388)		(3.5)%

Net income (loss) per common share — basic	$0.50		$0.54	(3)		$(1.01	)(3)		$(0.13	)(3)		$(0.47	)(3)
Net income (loss) per common share — diluted	$0.49		$0.52	(3)		$(1.01	)(3)		$(0.13	)(3)		$(0.47	)(3)
Shares used in the calculation of net income (loss) per common share — basic	809		883	(3)		859	(3)		842	(3)		819	(3)
Shares used in the calculation of net income (loss) per common share — diluted	822		902	(3)		859	(3)		842	(3)		819	(3)

	As of June 30,
	2008	2007	2006		2005	2004
Cash, cash equivalents and marketable debt securities	$3,310	$5,942	$4,848		$7,524	$7,608
Total assets	$14,340	$15,838	$15,082		$14,190	$14,805
Long-term debt	$1,265	$1,264	$1,078	(4)	$1,123	$1,432	(4)
Other non-current obligations(5)	$1,136	$1,285	$1,492		$1,083	$1,460

(1)	Includes the acquisitions of StorageTek and See Beyond
(2)	Adoption of SFAS 123(R), Shared-Based Payment
(3)	Amounts have been restated to reflect the one-for-four reverse stock split effective November 12, 2007.
(4)	Includes approximately $503 million and $257 million classified as current portion of long-term debt as of June 30, 2006 and 2004, respectively.
(5)	Includes deferred settlement income from Microsoft as of June 30, 2008, 2007 and 2006, long-term tax liabilities as of June 30, 2008, 2007 and 2006 and long-term restructuring liabilities for all periods presented.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We provide network computing infrastructure solutions that drive global network participation through shared innovation, community development and open source leadership. Guided by a singular vision, “The Network is the Computer”, we provide a diversity of software, systems, storage, services and microelectronics that power everything from consumer electronics, to developer tools and the world’s most powerful data centers. Our core brands include the Java technology platform, the Solaris Operating System, the MySQL database management system, Sun StorageTek storage solutions and the UltraSPARC processor. Our network computing platforms are used by nearly every sector of society and industry, and provide the infrastructure behind some of the world’s best known search, social networking, entertainment, financial services, manufacturing, healthcare, retail, news, energy and engineering companies. By investing in research and development, we create products and services that address the complex information technology issues facing customers today, including increasing demands for network access, bandwidth and storage. We share these innovations in order to grow communities, in turn increasing participation on the network and building new market opportunities while maintaining partnerships with some of the most innovative technology companies in the world.

Summary of Results

For the quarter ended June 30, 2008, as compared to the quarter ended June 30, 2007:

•	Total net revenue decreased by $55 million, or 1.4%, primarily as a result of decreased revenue in the U.S.

•	U.S. net revenue decreased $148 million, or 9.4%.

•	Computer Systems product revenue decreased by $131 million, or 7.1%.

•	Gross margin as a percentage of net revenue decreased by 2.9 percentage points.

•	We recorded a restructuring charge of $104 million as compared to $15 million in the fourth quarter of fiscal 2007.

•	Cash flow from operations decreased from $564 million to $90 million.

For the fiscal year ended June 30, 2008, as compared to the fiscal year ended June 30, 2007:

•	We improved operating income by $63 million primarily through increased gross margins and reduced research and development expenses.

•	Our U.S. net revenue decreased $443 million, or 7.9%.

•	We improved gross margin as a percentage of net revenue by 1.3 percentage points to 46.5% in part due to component cost reductions and other operational efficiencies.

•	Research and development expenses decreased by $174 million, or 8.7%.

•	Selling, general and administrative expenses increased by $104 million, or 2.7%.

•	We recorded restructuring charges of $263 million as compared to $97 million in the prior year.

•	We recorded $31 million in charges for purchased in-process research and development associated with our recent acquisitions as compared to no charges in the prior year.

•	Products and Services deferred revenues increased by $213 million, or 7.9%.

•	Interest and other income decreased by $53 million, or 24.8%.

•	We ended the fiscal year 2008 with a cash and marketable debt securities balance of $3.3 billion and generated positive cash flow from operations of $1.3 billion.

•	We repurchased approximately 151 million shares of common stock, at an average price of $18.30 for a total cost of approximately $2.76 billion under our 2007 Stock Repurchase Plan.

•

We introduced next generation systems and storage solutions including the Sun SPARC Enterprise M8000 and M9000 servers based on the symmetric multiprocessing (SMP) architecture and utilizing the SPARC64 VI dual-core processor, specifically designed for high-volume, mission-critical computing. We introduced the Sun Netra T5220 based on the Ultra SPARC T2 processor, blades based on the UltraSPARC T2 processor and AMD Opteron processor the T5140 and T5240 CMT-based enterprise servers incorporating the UltraSPARC T2 Plus processor. Additionally, we introduced the T9840D enterprise tape drive and the Sun StorageTek VTL 2.0 Plus, an appliance that combines a server, disk storage and software in a single unit so that tape and disk storage resources can be deployed, managed, and monitored from a single point.

Net Revenues

For the fiscal year ended June 30,

(dollars in millions, except revenue per employee dollars in thousands)

	2008	Change $	Change %	2007	Change $	Change %	2006
Computer Systems products	$6,264	$(191)	(3.0)%	$6,455	$458	7.6%	$5,997
Storage products	2,354	38	1.6%	2,316	(58)	(2.4)%	2,374

Products net revenue	$8,618	$(153)	(1.7)%	$8,771	$400	4.8%	$8,371
Percentage of total net revenues	62.1%		(1.1) pts	63.2%		(0.9) pts	64.1%
Support Services	$4,023	$61	1.5%	$3,962	$284	7.7%	$3,678
Professional Services and Educational Services	1,239	99	8.7%	1,140	121	11.9%	1,019

Services net revenue	$5,262	$160	3.1%	$5,102	$405	8.6%	$4,697
Percentage of total net revenues	37.9%		1.1 pts	36.8%		0.9 pts	35.9%
Total net revenues	$13,880	$7	0.1%	$13,873	$805	6.2%	$13,068
Revenue per employee (for twelve months ended)(1)	$406	$9	2.3%	$397	$57	16.8%	$340

(1)	Revenue per employee is calculated by dividing the revenue during the period by the average number of employees during the period, including contractors. We use this as a measure of our productivity.

Foreign Currency Exchange Impact

Due to the generally weakened U.S. dollar during fiscal 2008 and fiscal 2007, as compared with fiscal 2007 and fiscal 2006, respectively, our total net revenues were favorably impacted by foreign currency exchange rates. The net foreign currency impact to our total net revenues is difficult to precisely measure due to pricing and hedging actions we take to mitigate the effect of foreign currency exchange rate fluctuations. Excluding the effect of these actions in fiscal 2008, the maximum impact related to foreign exchange rate changes during fiscal 2008, as compared with fiscal 2007, would be approximately 3% to Products net revenue and approximately 5% to Services net revenue. Excluding the effect of these actions in fiscal 2007, the maximum impact related to foreign exchange rate changes during fiscal 2007, as compared with fiscal 2006, would be approximately 2% to Products net revenue and approximately 3% to Services net revenue. Due to the imprecision of these calculations, we do not expect to provide quantitative estimates of the impact of foreign currency exchange rates in future periods.

Products Net Revenue

Products net revenue consists of revenue generated from the sales of Computer Systems and Storage products.

We distribute our products to end users through a combination of direct sales through our Global Sales and Services organization and through our independent distributors. Beginning in the second quarter of fiscal 2008, we introduced programs in certain geographic markets entitling our distributors to a reduced price on hardware when sold to the end customer with a support services contract. Accordingly, in these cases, we are no longer able to meet the criteria for revenue recognition under U.S. generally accepted accounting principles at the time of sale to our distributors. We have deferred revenue on these sales until our distributors sell the hardware to the end customer. We introduced these programs in the U.S. and parts of Europe, the Middle East, Africa and Asia during fiscal 2008. As a result of these programs, our Products revenue was adversely impacted by approximately $150 million in fiscal 2008, as compared to fiscal 2007.

The decrease in Computer Systems products net revenue during fiscal 2008 of $191 million, as compared to fiscal 2007, was primarily due to the change to certain distributor programs described above. There was a corresponding increase in deferred products revenue over the same time period. In addition, we experienced decreased sales of our traditional volume SPARC-based server products, decreased sales of our x64-based rack server products and decreased sales of our mid-range server products. Decreased sales of our traditional volume SPARC-based server products were due to reduced customer demand as products are near their end of life (EOL). Decreased sales of our x64-based rack server products were primarily due to the delayed introduction of AMD quad core-based products. Decreased sales of our mid-range server products were primarily due to a partial shift to volume products and due to certain of our products nearing their EOL. These decreases were partially offset by increased sales of our CMT volume server products, increased sales of our blade server products and increased sales of our recently introduced Olympus Product Line (OPL) server products. Increased sales of our CMT volume server products and our blade server products were primarily the result of continued acceptance of our products based on the UltraSPARC T2 plus processor.

The increase in Storage products net revenue during fiscal 2008 of $38 million, as compared to fiscal 2007, was due to increased sales of enterprise and mid-range disk products, increased sales of connectivity products and increased sales of tape media. Increased sales of enterprise disk products were due to recent product introductions, including the SE9990 enterprise disk model. Increased sales of mid-range disk products were due to the improved functionality and scalability of the ST6140 and ST6150 product models and sales initiatives. Increased sales of our connectivity products were driven by increased sales of our enterprise and mid-range disk products. Increased sales of our tape media products were due to the increase in our installed base. These increases were partially offset by decreased sales of our enterprise and OEM tape drive products and Virtual Storage Manager (VSM) mainframe products. Decreased sales of our enterprise and OEM tape drive products were primarily due to delayed product introductions. Decreased sales of our VSM mainframe products were primarily due to the competitive and declining mainframe market.

The increase in Computer Systems products revenue during fiscal 2007 of $458 million, as compared to fiscal 2006, was due to increased sales of our CMT entry-level volume server products, increased sales of our x64-based server products and increased sales of our data center enterprise server products. These increases were partially offset by decreased sales of certain SPARC-based server products and decreased sales of our mid-range enterprise server products. During fiscal 2007, we drove down the worldwide level of product inventory at our channel partners. This reduction in channel inventory adversely impacted products revenue by approximately $90 million in fiscal 2007.

The decrease in Storage products revenue during fiscal 2007 of $58 million, as compared to fiscal 2006, was primarily due to decreased sales of data center and entry level disk storage products, decreased sales of our enterprise tape drive products and decreased sales of our virtual tape products. These decreases were partially offset by increased sales of high-end library tape products, mid-range disk storage products and the inclusion of StorageTek revenues for the full 2007 fiscal year. Declines in Storage revenues were generally due to product market competition and product age.

Services Net Revenue

Services net revenue consists of revenue generated from Support Services (Support Services and Managed Services) and Professional Services and Educational Services.

Support Services are services that offer customers technical support, software and firmware updates, online tools, product repair and maintenance and preventive services for system, storage and software products. Managed Services include on-site and remote monitoring and management for the components of their IT infrastructure, including operating systems, third-party and custom applications, databases, networks, security, storage and the web.

Support Services revenue consists primarily of maintenance contract revenue, which is recognized ratably over the contractual period and represented approximately 76%, 78% and 78% of Services net revenue in fiscal 2008, 2007 and 2006, respectively.

The increase in Support Services net revenue during fiscal 2008 of $61 million, as compared to fiscal 2007, was due to increased sales of our Managed Services and the favorable impact of foreign currency exchange movements. Increased sales of our Managed Services were primarily the result of increased demand for remote and managed site offerings and the shift to single supplier multi-vendor-support models which are displacing traditional maintenance support service models. We have experienced pricing pressure on maintenance contracts sold or renewed primarily due to customers choosing lower-cost solutions.

The increase in Support Services net revenue during fiscal 2007 of $284 million, as compared to fiscal 2006, was due to our focus on the maintenance and expansion of existing services with our largest customers and the impact of favorable movements in foreign currency exchange rates.

Professional Services are services that enable customers to reduce costs and complexity, improve operational efficiency and build or transform their IT infrastructure. Professional Services include IT assessments, architectural services, implementation services and consolidation and migration services. Educational Services include training and certification for individuals and teams.

The increase in Professional Services and Educational Services net revenue during fiscal 2008 of $99 million, as compared to fiscal 2007, was due to increased Professional Services revenue. Professional Services revenue increased due to demand for High Performance Computing (HPC), data management and specialized identity management projects. Additionally, we have experienced an increased demand for consolidation and virtualization project services, which use software applications to divide one physical server into multiple isolated environments creating greater efficiency in the use of servers. Increases in Educational Services revenue were primarily due to continued Solaris adoption and the related training needs.

The increase in Professional Services and Educational Services net revenue during fiscal 2007 of $121 million, as compared to fiscal 2006, was primarily due to more complex engagements that allowed us to sell additional service offerings as well as a strong demand for our certification services.

Net Revenues by Geographic Area*

For the fiscal year ended June 30,

(dollars in millions)

	2008	Change $	Change %	2007	Change $	Change %	2006
U.S.	$5,198	$(443)	(7.9)%	$5,641	$106	1.9%	$5,535
Percentage of net revenues	37.4%		(3.3) pts	40.7%		(1.7) pts	42.4%
International revenues:
International Americas (Canada and Latin America)	$1,002	$139	16.1%	$863	$108	14.3%	$755
Percentage of net revenues	7.2%		1.0 pts	6.2%		0.4 pts	5.8%
EMEA (Europe, Middle East and Africa)	$5,247	$248	5.0%	$4,999	$353	7.6%	$4,646
Percentage of net revenues	37.8%		1.8 pts	36.0%		0.4 pts	35.6%
APAC (Asia, Australia and New Zealand)	$2,433	$63	2.7%	$2,370	$238	11.2%	$2,132
Percentage of net revenues	17.6%		0.5 pts	17.1%		0.8 pts	16.3%
Total international revenues	$8,682	$450	5.5%	$8,232	$699	9.3%	$7,533
Percentage of net revenues	62.6%		3.3 pts	59.3%		1.7 pts	57.6%
Total net revenues	$13,880	$7	0.1%	$13,873	$805	6.2%	$13,068

*	Geographic revenue reported for the fiscal year ended June 30, 2006 has been adjusted to reflect an immaterial correction in intercompany revenue to properly report country of origin.

United States (U.S.)

The decrease in U.S. net revenue of $443 million during fiscal 2008, as compared to fiscal 2007, was primarily due to decreased sales of our Computer Systems and Storage products, decreased sales of our Services and a change to certain distributor programs under which we are no longer able to meet certain criteria for revenue recognition at the time of sale in to our distributors. The change in certain distributor programs negatively impacted revenue in the U.S. by approximately $108 million. Decreased sales of Computer Systems products were due to decreased sales of our traditional SPARC volume products, data center and mid-range enterprise server products and x64-based rack server products. Decreased sales of our traditional volume SPARC-based server products were primarily due to reduced customer demand as products are near their EOL. Decreased sales of our data center and mid-range server products were due to a partial shift to volume products and certain products nearing their EOL. Decreased sales of our x64-based rack server products were primarily due to the delayed introduction of AMD quad core based products. These decreases were partially offset by increased sales of our CMT-based SPARC volume server products and blade server products. Increased sales of our CMT volume server products and our blade server products were the result of continued acceptance of our products based on the UltraSPARC T2 plus processor. Decreased sales of our Storage products were due to decreased sales of our enterprise and entry level disk products and decreased sales of our enterprise tape drive products due to weak demand in the first half of fiscal 2008 for these products. These decreases were partially offset by increased sales of tape media due to increases in our installed base. We experienced decreased Services revenue primarily due to a decrease in Support Services revenue. Decreased Support Services revenue was due to an increasingly competitive environment, particularly within the telecommunications sector due to recent acquisition and consolidation activity within the sector and increased competitive pressures. We have experienced increased competitive pressures in these markets and expect this will continue in the future.

The increase in U.S. net revenue of $106 million during fiscal 2007, as compared to fiscal 2006, was most significantly impacted by increased Computer Systems product sales and increased Services revenue. The increase in Computer Systems product net revenue was primarily due to increased sales of our CMT-based SPARC systems, x64-based systems and data center enterprise servers. These increases were partially offset by decreased sales of our Storage products. Computer Systems experienced growth in the telecommunications, government and financial services sectors. Partially offsetting these increases were weakness in certain areas of the energy and utility and insurance sectors.

International Revenues

In fiscal 2009, we plan to utilize a new Emerging Market geographic grouping. The geographies that will be reported under this grouping primarily include India, China, Latin America, and Southern and Eastern Europe.

The following table sets forth net revenues in geographic markets contributing significantly to changes in international net revenues during the last three fiscal years ended June 30:

(dollars in millions)

	2008	Change $	Change %	2007	Change $	Change %	2006
Central and North EMEA(CNE)(1)	$1,463	$171	13.2%	$1,292	$180	16.2%	$1,112
United Kingdom	$1,155	$25	2.2%	$1,130	$19	1.7%	$1,111
Germany	$993	$—	0.0%	$993	$80	8.8%	$913
Japan	$673	$(70)	(9.4)%	$743	$(20)	(2.6)%	$763

(1)	CNE consists primarily of Switzerland, Russia, the Netherlands, Sweden and Belgium. Fiscal 2007 and fiscal 2006 revenues have been adjusted to reflect a change in the compilation of countries that make up CNE.

CNE

The increase in CNE net revenues of $171 million during fiscal 2008, as compared to fiscal 2007, was due to increased sales of Computer Systems products, increased sales of Services and the benefit of favorable foreign currency exchange rates. Increased sales of Computer Systems products were due to increased sales of data center server products, increased sales of CMT-based SPARC server products and increased sales of our blade server products. Increased sales of our data center server products were attributable to the introduction of our OPL product offering. Increased sales of our CMT volume server products and our blade server products were the result of the continued acceptance of our products based on the UltraSPARC T2 plus processor. Increased Services sales were due to increased Support Services sales. Increased Support Services sales were due to increased demand from the government and telecommunications sectors. These increases were partially offset by decreased sales of traditional volume SPARC-based server products. Decreased sales of our traditional volume SPARC-based server products were primarily due to reduced customer demand as products are near their EOL.

The increase in net revenues in CNE of $180 million during fiscal 2007, as compared to fiscal 2006, was primarily due to increased Computer Systems sales and increased Services revenue in a variety of sectors and across the majority of our products and services categories. Computer Systems products revenue was most significantly impacted by increased sales of our CMT volume server products, our high-end server products and a moderate increase in sales of our Storage products.

United Kingdom (U.K.)

The increase in U.K. net revenues of $25 million during fiscal 2008, as compared to fiscal 2007, was due to increased sales of Computer Systems products and the benefit of favorable foreign currency exchange rates. Increased sales of Computer Systems products were partially offset by decreased Services revenue. Increased sales of Computer Systems products were due to increased sales of CMT volume server products and increased sales of data center server products. Increased sales of our CMT volume server products were the result of the continued acceptance of our products based on the UltraSPARC T2 plus processor. Increased sales of our data center server products were primarily attributable to the introduction of our OPL product offering. These increases were partially offset by decreased sales of traditional volume SPARC-based server products. Decreased sales of our traditional volume SPARC-based server products were due to reduced customer demand as products are near their EOL. We experienced decreased Services sales as a result of decreased Support Services sales partially offset by increased Managed Services sales. The declines in Support Services sales were due to decreased spending on services within the governmental and financial services sectors. U.K. net revenues were negatively impacted as a result of the fourth quarter introduction of certain sales programs with our channel partners. We have experienced overall increased sales within the government, retail, education and manufacturing sectors, while financial services, telecommunications and energy/utility sector sales have experienced overall declines.

Net revenues in the U.K. were relatively unchanged during fiscal 2007, as compared to fiscal 2006. Favorable foreign currency exchange rates and increased Services revenue were offset by reduced product sales. Strong pricing pressure from market competitors was the primary cause of reduced sales of our products. Computer Systems revenue was most adversely impacted by decreased sales of our workstation products and Storage revenue was adversely impacted by decreased sales of our tape and enterprise disk products.

Germany

Net revenues in Germany were unchanged during fiscal 2008, as compared to fiscal 2007. Increased Computer Systems product sales and the benefit of favorable foreign currency exchange rates were offset by decreased Services revenue. Increased Computer Systems product sales were a result of increased sales of our data center enterprise server products and our Netra server products. Increased sales of our data center server products were primarily attributable to the introduction of our OPL product offering. Increased Netra server product sales were primarily due to increased demand within the telecommunications sector. Decreased Services sales were primarily due to decreased Professional Services sales due to decreased demand from the financial services sector.

The increase in Germany net revenues of $80 million during fiscal 2007, as compared to fiscal 2006, was due to the benefit of foreign currency exchange rates and increased sales of Computer Systems products and Support Services. The telecommunications sector remained a source of overall strength during fiscal 2007. These increases were partially offset by pricing pressures caused by increased competition, weak demand for our Storage products and a challenging economic environment.

Japan

The decrease in net revenues in Japan of $70 million during fiscal 2008, as compared to fiscal 2007, was due to decreased sales of our Computer Systems and Storage products caused by modified sales and marketing arrangements with key channel partners and continued competitive market conditions. These modified sales and marketing agreements allow us to improve sales of certain OPL and UltraSPARC-based Computer Systems products in a majority of other geographies, but negatively impact certain related licensing revenues in Japan. These decreases were offset by increased Services sales and favorable foreign currency exchange rates. Increased Services sales were due to increased sales of our Professional Services. The increase in Professional Services sales were due to increased demand for customized architectural services.

Net revenues in Japan decreased $20 million during fiscal 2007, as compared to fiscal 2006. Products net revenues decreased partially as a result of unfavorable foreign currency exchange rates the implementation of certain elements of our broad-based strategic alliance with Fujitsu and significant decreases in Storage product sales. Services revenue was relatively unchanged in fiscal year 2007 as compared to fiscal year 2006.

Gross Margin

For the fiscal year ended June 30,

(dollars in millions)

	2008	Change $	Change %	2007	Change $	Change %	2006
Products gross margin	$3,950	$(10)	(0.3)%	$3,960	$416	11.7%	$3,544
Percentage of products net revenue	45.8%		0.7 pts	45.1%		2.8 pts	42.3%
Services gross margin	$2,505	$200	8.7%	$2,305	$220	10.6%	$2,085
Percentage of services net revenue	47.6%		2.4 pts	45.2%		0.8 pts	44.4%
Total gross margin	$6,455	$190	3.0%	$6,265	$636	11.3%	$5,629
Percentage of net revenues	46.5%		1.3 pts	45.2%		2.1 pts	43.1%

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

Products gross margin increased by approximately one percentage point during fiscal 2008, as compared to fiscal 2007. Decreasing material costs and our supply chain restructuring efforts combined to increase gross margin by approximately ten percentage points. Offsetting this increase was the impact of pricing and discounting actions by approximately nine percentage points.

Products gross margin increased by approximately three percentage points during fiscal 2007, as compared to fiscal 2006. Products gross margin increased by five percentage points due to decreasing material costs (primarily memory components and our supply chain restructuring efforts) and two percentage points due to favorable changes in volume and mix including a higher percentage of software sales, offset by a four percentage point decrease due to pricing, discounting and other actions.

There can be no assurance that the current gross margin percentage will be maintained. In general, gross margins will remain under downward pressure due to the variety of factors listed above, especially continued industry wide global pricing pressures, a potential shift in product mix and increases in the cost and availability of components. We may continue to take pricing actions with regard to our products in response to the competitive environment. We do however believe that our gross margins will remain relatively stable for the fiscal 2009 period.

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

Services gross margin increased by approximately two percentage points during fiscal 2008, as compared to fiscal 2007. Cost savings associated with better utilization rates and decreased costs associated with compensation benefitted gross margin by approximately three percentage points. This increase was partially offset by unfavorable changes in services mix of approximately one percentage point.

Services gross margin increased by one percentage point during fiscal 2007, as compared to fiscal 2006, primarily due to cost savings associated with better utilization rates and the positive impact of changes in services mix. These factors increased gross margin by approximately two percentage points. This increase was partially offset by the impact of other expenses, primarily compensation, by approximately one percentage point.

Operating Expenses

For the fiscal year ended June 30,

(dollars in millions)

	2008	Change $	Change %	2007	Change $	Change %	2006
Research and development	$1,834	$(174)	(8.7)%	$2,008	$(38)	(1.9)%	$2,046
Percentage of net revenues	13.2%		(1.3) pts	14.5%		(1.2) pts	15.7%
Selling, general and administrative	$3,955	$104	2.7%	$3,851	$(188)	(4.7)%	$4,039
Percentage of net revenues	28.5%		0.7 pts	27.8%		(3.1) pts	30.9%
Restructuring charges and related impairment	$263	$166	171.1%	$97	$(187)	(65.8)%	$284
Percentage of net revenues	1.9%		1.2 pts	0.7%		(1.5) pts	2.2%
Impairment of other intangible assets	$—	$—	$—	$—	$(70)	N/M*	$70
Percentage of net revenues	—	—	—	—		(0.5) pts	0.5%
Purchased in-process research and development	$31	$31	—	$—	$(60)	N/M*	$60
Percentage of net revenues	0.2%		0.2 pts	—		(0.5) pts	0.5%
Total operating expenses	$6,083	$127	2.1%	$5,956	$(543)	(8.4)%	$6,499
*N/M — Not meaningful

Total Operating Expenses

Fiscal 2008 total operating expenses when compared to fiscal 2007 increased by $127 million. The increase in the expense-to-revenue ratio of approximately one percentage point was due to increased restructuring expenses of approximately 1.2 percentage points, an increase to selling, general and administrative (SG&A) expenses of 0.7 percentage points and a 0.2 percentage point increase in expenses associated with IPRD. These increases were partially offset by a decrease in R&D expenses of approximately 1.3 percentage points. We expect aggregate SG&A and R&D expenses to increase slightly in fiscal 2009.

Fiscal 2007 total operating expenses when compared to fiscal 2006 decreased by $543 million. The decrease in the expense-to-revenue ratio of approximately seven percentage points was due to decreased restructuring expenses and impairment charges of approximately 2.0 percentage points, a decrease to SG&A expenses of 3.1 percentage points, decreased R&D expenses of approximately 1.2 percentage points, and a 0.5 percentage point decrease in expenses associated with IPRD.

Research and Development Expenses

During fiscal 2008, as compared to fiscal 2007, R&D expenses decreased by $174 million primarily attributable to a $151 million decrease in compensation and benefit expenses, including incentive based compensation, a $17 million decrease in prototype expenses associated with a new product introductions and an $11 million decrease in depreciation expense. These decreases were partially offset by a $5 million increase in expenses from outside service providers. R&D expenses, as a percentage of net revenue, decreased 1.3 percentage points to 13.2% in fiscal 2008 as compared to fiscal 2007.

The decrease in R&D expenses of $38 million during fiscal 2007, as compared to fiscal 2006, was primarily due to restructuring efforts. Included in the decrease was $136 million in headcount reductions, $41 million in outside services reductions, $17 million in depreciation, $13 million in prototype expenditure reductions and $10 million in stock based compensation. These decreases were predominantly offset by a $179 million increase in compensation for continuing employees. R&D expenses, as a percentage of net revenues, decreased 1.2 percentage points to 14.5% in fiscal 2007 as compared to fiscal 2006.

Selling, General and Administrative Expenses

The increase to SG&A expenses during fiscal 2008, as compared to fiscal 2007, was primarily due to increased compensation and benefits expenses, increased marketing expenses and increased expenses associated with outside services and travel. The increase in SG&A expenses of $104 million was primarily a result of increased compensation and benefit expenses of $37 million associated with additional sales employees added to our high sales growth regions and additional employees from our recent acquisitions, increased marketing expenses of $32 million associated with equipment placement programs, increased service provider expenses of $31 million and increased travel expenses of approximately $24 million associated with our multi-year internal systems implementation effort. We experienced increased facilities and occupancy expense of approximately $14 million and expenses of $6 million related to a legal settlement. These increases were partially offset by a decrease in depreciation expenses of approximately $51 million.

The decrease in SG&A expenses during fiscal 2007, as compared to fiscal 2006, was primarily due to headcount reductions and other administrative efficiencies achieved through the integration of StorageTek and SeeBeyond. Included in the decrease was $182 million in headcount reductions, $44 million in decreases in marketing expenditures, $33 million in depreciation, $32 million in reductions in outside services and $6 million in stock based compensation. These decreases were partially offset by a $148 million increase in compensation for continuing employees. SG&A expenses, as a percentage of net revenues, decreased 3.1 percentage points to 27.8% in fiscal 2007, as compared to fiscal 2006.

We are continuing to focus our efforts on achieving additional operating efficiencies by reviewing and improving upon our existing business processes and cost structure.

Restructuring and Related Impairment of Long-lived Assets

In May 2008, we initiated a restructuring plan to further align our resources with our strategic business objectives through reducing our workforce by approximately 1,500 to 2,500 employees (Restructuring Plan VIII). Under this plan, we estimate in total that we will incur between $180 million to $230 million in severance and benefit costs. Through the end of fiscal year 2008, we recognized total related severance and benefit costs of $107 million. The remainder of the estimated costs under this restructuring plan are expected to be incurred during fiscal 2009.

Under our Restructuring Plan VII and through fiscal 2008, we notified approximately 1,500 employees of their termination and recognized total expenses relating to severance and benefits costs of $135 million. In fiscal 2008, 2007 and 2006, we recognized, under all of our workforce reduction and excess facility exit plans, restructuring charges of $263 million, $97 million and $284 million, respectively. The remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. We anticipate recording additional charges related to our workforce and facilities reductions over the next several quarters, the timing of which will depend upon the timing of notification of the employees leaving Sun as determined by local employment laws and as we exit facilities.

We will continue to emphasize productivity improvement initiatives that may result in additional restructurings. For further detail regarding our restructuring balances and historical activity, refer to Note 4 and Note 6 to the Consolidated Financial Statements in Item 8.

Purchased In-Process Research and Development (IPRD)

In fiscal 2008, we recorded an IPRD expense of $31 million, primarily related to our acquisition of MySQL. At the date of the acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and the IPRD had no alternative future use. See Note 4 to the Consolidated Financial Statements in Item 8 for additional information regarding the acquisitions completed in fiscal 2008 and 2007.

Gain (Loss) on Equity Investments, Net

For the fiscal year ended June 30,

(dollars in millions)

	2008	Change $	Change %	2007	Change $	Change %	2006
Gain (loss) on equity investments, net	$32	$26	433.3%	$6	$(21)	(77.8)%	$27

In fiscal 2008, our gain on equity investments, net, of $32 million, was comprised of approximately $13 million in gains on the sale of certain marketable equity investments in publicly held companies and $19 million in gains from private company investments.

In fiscal 2007, our gain on equity investments of $6 million was comprised of approximately $3 million in gains on the sale of certain equity investments in privately-held companies and $3 million in income and distributions from our joint ventures and venture fund investments.

As of June 30, 2008, our equity investment portfolio of $53.4 million consisted of $20.8 million in marketable equity securities, $18.9 million in equity investments in privately-held companies and $13.7 million in investments in venture capital funds and joint ventures. The ongoing valuation of our investment portfolio may be subject to fluctuations based on whether we participate in additional investment activity or as a result of the occurrence of events outside of our control.

Interest and Other Income, Net

For the fiscal year ended June 30,

(dollars in millions)

	2008	Change $	Change %	2007	Change $	Change %	2006
Interest and other income, net	$161	$(53)	(24.8)	$214	$100	87.7%	$114

The decrease in interest income, net, during fiscal 2008, as compared to fiscal 2007, was primarily due to lower interest rates and a lower average cash balance in fiscal 2008 resulting from the use of $2.76 billion of our cash for our stock repurchase program and the use of $797 million of cash to purchase MySQL in fiscal 2008.

The increase in interest income, net, during fiscal 2007, as compared to fiscal 2006, was primarily due to an increase in interest rates, a higher average cash balance and a decrease in interest expense due to the payment of our $500 million Senior Notes in the first quarter of fiscal 2007.

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

Income Taxes

For the fiscal year ended June 30,

(dollars in millions)

	2008	Change	2007	Change	2006
Provision for (benefit from) income taxes	$207	$97	$110	$(79)	$189

During fiscal 2008, we recorded a tax expense of $207 million which was primarily related to taxes due on income generated in our foreign tax jurisdictions. The tax expense included a reduction in the U.S. valuation allowance that is credited to other balance sheet accounts and therefore did not benefit the income tax expense. The tax provision for fiscal 2008 was also impacted by a reduction in foreign tax expense as a result of repaying intercompany loans of certain international subsidiaries that occurred in the third quarter of fiscal 2007.

During fiscal 2007, we recorded a tax expense of $110 million which was primarily related to taxes due on income generated in our foreign tax jurisdictions. The foreign tax expense is net of a benefit of $14 million recorded for the reduction in accrued withholding taxes on unremitted foreign earnings as a result of restructuring of certain European subsidiaries as well as a benefit of $13 million due to a tax law change in Germany. The U.S. tax benefit reflects a benefit of $54 million primarily relating to the settlement of the Internal Revenue Service income tax audit for fiscal 2001 and 2002, and a benefit associated with adjusting estimated amounts to actual liabilities resulting from the filing of the FY06 U.S. tax return. This U.S. benefit was offset by the utilization of acquisition net operating losses, increases to various tax reserves, and foreign withholding taxes.

During fiscal 2006, we recorded a tax expense of $189 million, which was primarily related to taxes due on income generated in our foreign tax jurisdictions and in the U.S. associated with the repatriation of foreign earnings pursuant to the American Jobs Creation Act. The tax expense included a charge of approximately $20 million associated with corrections of previously filed tax returns, which was partially offset by a benefit associated with adjusting estimated amounts to actual liabilities resulting from the filing of prior years’ tax returns. These adjustments were immaterial to our results of operations and financial condition for fiscal 2006 as well as the prior affected periods. A charge of $58 million was recorded in the fourth quarter of fiscal 2006 associated with our repatriation of $1,965 million in unremitted foreign earnings, of which $1,600 million was eligible to be taxed at a reduced effective tax rate under the Foreign Earnings Repatriation Provision of the American Jobs Creation Act.

U.S. income taxes have been provided for with respect to all undistributed earnings of our foreign subsidiaries. As of June 30, 2008, there are no earnings that are considered to be permanently invested in operations outside of the U.S. However, we may elect to permanently invest in operations outside of the U.S. in the future.

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

We have also provided adequate amounts for other anticipated tax audit adjustments in the U.S., state and foreign tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest may be due. In addition, although specific foreign country transfer pricing exposures have not been identified, the risk of potential adjustment exists. If our estimate of the federal, state and foreign income tax liabilities proves to be less than the ultimate assessment, a further charge to expense could result. If events occur which indicate payment of these amounts is unnecessary, the liabilities would be reversed, and any related tax benefits would be recognized in the period when we determine the liabilities are no longer necessary. Any reversals of assumed tax liabilities established by acquired companies will be recorded through a reallocation of the purchase price.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

As of and for the fiscal year ended June 30,

(dollars in millions)

	2008	Change	2007	Change	2006
Cash and cash equivalents	$2,272	$(1,348)	$3,620	$51	$3,569
Marketable debt securities	1,038	(1,284)	2,322	1,043	1,279

Total cash, cash equivalents and marketable debt securities	$3,310	$(2,632)	$5,942	$1,094	$4,848

Percentage of total assets	23.1%	(14.4) pts	37.5%	5.4 pts	32.1%
Cash provided by operating activities	$1,329	$371	$958	$391	$567
Cash provided by (used in) investing activities	(66)	1,011	(1,077)	(1,729)	652
Cash provided by (used in) financing activities	(2,611)	(2781)	170	(129)	299

Net increase (decrease) in cash and cash equivalents	$(1,348)	$(1,399)	$51	$(1,467)	$1,518

Changes in Cash Flow

During fiscal 2008, our cash from operating activities was significantly impacted by the following:

•

Net income of $403 million included non-cash charges of approximately $965 million, which primarily included depreciation and amortization of $476 million, amortization of acquisition-related intangible assets of $310 million and stock-based compensation of $214 million; and

•

Decreases in cash from operating assets and liabilities of $39 million was primarily due to increases in prepaid and other assets and inventory of $313 million which were partially offset by increases in other liabilities of $298 million.

During fiscal 2008, our cash used in investing activities of $66 million was primarily attributable to our purchase of MySQL and other acquisitions, net of cash received of $923 million, purchases of marketable debt securities of $1,333 million and purchases of property, plant and equipment of $520 million. This use of cash was predominantly offset by cash provided by the proceeds from sales and maturities of marketable debt securities of $2,608 million. Our cash used in financing activities of $2,611 million was primarily attributable to $2,764 million paid to purchase stock under our stock repurchase program.

During fiscal 2007, our operating activities generated cash flows of $958 million, $391 million higher than the cash flows provided by operating activities during fiscal 2006. The following items significantly impacted our cash provided by operating activities during fiscal 2007:

•

Net income of $473 million included $1,121 million in non-cash charges, which were comprised primarily of $517 million in depreciation and amortization, $313 million in amortization of acquisition-related intangible assets, $214 million in stock-based compensation expense; and

•	Payments of $345 million associated with severance and facilities restructuring liabilities.

During fiscal 2007, our cash used in investing activities of $1,077 million was primarily attributable to $1,028 million in purchases of marketable debt securities, net of proceeds from sales and maturities, offset by $37 million of purchases of property, plant and equipment, net of proceeds from the sales of property, plant and equipment and $23 million in cash used for acquisitions, net of cash acquired. Cash provided by financing activities of $170 million was primarily attributable to $692 million of proceeds from borrowings and other obligations, partially offset by principal payments on borrowings of $483 million and $83 million associated with the purchase of a hedge on our Convertible Notes. Specifically, we made a payment of $500 million to settle the then-current portion of our Senior Notes and received cash proceeds of approximately $213 million from the sale-leaseback of our Newark, California facility, $208 million associated with the sale-leaseback of our Burlington, Massachusetts facility and sold Convertible Notes for $700 million.

We have generated positive cash flow from operations for the last 19 fiscal years and anticipate being able to continue to generate positive cash flow from operations unless competition intensifies and we are unable to increase our revenues and gross margins faster than we are able to reduce our costs of operations. Based on our current plan of record, we expect to generate positive cash flow from operations for the fiscal year ending June 30, 2009, although there can be no assurance of this.

For the quarter ended June 30,

(dollars in millions)

	2008	Change	2007	Change	2006
Days sales outstanding (DSO)(1)	72	2	70	6	64
Days of supply in inventory (DOS)(2)	29	6	23	1	22
Days payable outstanding (DPO)(3)	(59)	2	(61)	(2)	(59)

Cash conversion cycle	42	10	32	5	27

Inventory turns-products only	7.8	(1.2)	9.0	(0.9)	9.9

(1)	DSO measures the number of days it takes, based on a 90-day average, to turn our receivables into cash.
(2)	DOS measures the number of days it takes, based on a 90-day average, to sell our inventory.
(3)	DPO measures the number of days it takes, based on a 90-day average, to pay the balances of our accounts payable.

The cash conversion cycle is the duration between the purchase of inventories and services and the collection of the cash for the sale of our Products and Services and is a quarterly metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of DSO added to DOS, reduced by DPO. Inventory turns is annualized and represents the number of times product inventory is replenished during the year. For fiscal 2008, DOS negatively impacted our cash conversion cycle by six days primarily due to an increase in inventory associated with the introduction of certain distributor programs for which the criteria for revenue recognition could not be satisfied and due to an increase in inventory designed to ensure product availability and rapid delivery to customers.

At the end of fiscal 2007, DSO was worse by six days, compared to the end of fiscal 2006, primarily due to the timing of billings associated with service contract renewals. Our products inventory turn rate decreased by 0.9 points from June 30, 2006. DPO improved by two days, primarily due to cost savings in areas that reduced our cost of sales but had a lesser impact on the accounts payable balance.

Acquisitions

An active acquisition program is an important element of our corporate strategy. Typically, the significant majority of our integration activities related to an acquisition are substantially complete in the U.S. within six to twelve months after the closing of the acquisition. Integration activities for international operations, particularly in Europe, generally take longer. On February 25, 2008, we acquired all of the outstanding shares of MySQL AB (MySQL), a company based in Uppsala, Sweden, for approximately $904 million including $797 million in cash, assumed employee stock options with a fair value (using the Black-Scholes model) of approximately $102 million and transaction costs of $5 million. The options assumed in the acquisition were converted into options to purchase 11.9 million shares of our common stock. MySQL provides open source and proprietary database technology and software as well as services, to a wide range of customers in different industry segments and stages of growth. The results of operations of MySQL are included in the consolidated financial statements from the date of acquisition.

We expect to continue to acquire companies, products, services and technologies. See Note 4 to our Consolidated Financial Statements in Item 8 for additional information related to our recent acquisitions.

Stock Repurchases and Repurchase Plans

In May 2007, our Board of Directors authorized management to repurchase up to $3 billion of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions, repayment of debt and our share price. During the fiscal year ended June 30, 2008 we repurchased approximately 151 million shares, or $2.76 billion, of common stock under this repurchase authorization.

During the fiscal year ended June 30, 2007 we repurchased approximately 9.7 million shares or $200 million of common stock under the May 2007 repurchase authorization. During fiscal year 2006, we did not repurchase common stock under our prior repurchase authorization announced in February 2001, which was canceled at the inception of the new plan.

All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

On July 31, 2008, our Board of Directors authorized management to repurchase up to an additional $1 billion of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions, repayment of debt and our share price.

Contractual Obligations and Contingencies

The following table summarizes our contractual obligations at June 30, 2008 (in millions):

Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 4-5 Years	Payments Due After 5 Years
Senior Notes	$550	$—	$550	$—	$—
Convertible Notes	700	—	—	350	350
Non-cancelable operating leases	762	188	278	153	143
Purchasing and manufacturing commitments	595	595	—	—	—
Outsourced services commitments	16	16	—	—	—
Interest on Senior and Convertible Notes	58	25	20	9	4
Defined benefit plans	308	8	20	28	252
Asset retirement obligations	42	8	18	6	10
Other obligations(1)	12	12	—	—	—

Total contractual obligations	$3,043	$852	$886	$546	$759

(1)	Other obligations include uncertain tax positions. We are unable to reliably estimate the timing of future payments of $119 million of uncertain tax positions and therefore these have been excluded from the table.

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

Our Board of Directors has authorized our management to repurchase Senior Note debt from time to time in partial or in full tranches based on availability of cash and market conditions. As of June 30, 2008, we have not repurchased any debt.

In January 2007, we issued $350 million principal amount of 0.625% Convertible Senior Notes due February 1, 2012 and $350 million principal amount of 0.75% Convertible Senior Notes due February 1, 2014 (the Convertible Notes), to KKR PEI Solar Holdings, I, Ltd., KKR PEI Solar Holdings, II, Ltd. and Citibank, N.A. in a private placement. Each $1,000 of principal of the Convertible Notes is convertible into 34.6619 shares of our common stock (or a total of approximately 24 million shares), which is the equivalent of $28.85 per share, subject to adjustment upon the occurrence of specified events set forth under terms of the Convertible Notes. Concurrent with the issuance of the Convertible Notes, we entered into note hedge-transactions with a financial institution whereby we have the option to purchase up to 24 million shares of our common stock at a price of $28.85 per share and we sold warrants to the same financial institution whereby they have the option to purchase up to 24 million shares of our common stock. The separate note hedge and warrant transactions were structured to reduce the potential future share dilution associated with the conversion of the Convertible Notes.

Other Commitments

We utilize several contract manufacturers to manufacture sub-assemblies for our products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by us. We also obtain individual components for our products from a variety of individual suppliers. We acquire components through a combination of purchase orders, supplier contracts and open orders based on projected demand information. Such purchase commitments are based on our forecasted component and manufacturing requirements and typically provide for fulfillment within agreed-upon lead-times and/or commercially standard lead-times for the particular part or product. We estimate that these contractual obligations at June 30, 2008 were no more than $595 million and are due in less than one year from June 30, 2008. This amount does not include contractual obligations recorded on our balance sheet as current liabilities. Additionally, we have committed to purchase certain outsourced services where we would incur a penalty if the agreement was canceled prior to a contractual minimum term. We estimate that our contractual obligations associated with outsourced services at June 30, 2008 were no more than $16 million. The interest on our Senior Notes reflects the net interest payment after consideration of interest rate swap agreements that effectively makes the interest expense variable. Our variable interest rate calculation uses the three-month LIBOR rate of approximately 2.78% as of June 30, 2008. The interest rate on our Convertible Notes is mentioned above. Under our defined benefit plans we currently project our current obligation to be $308 million using a weighted average discount rate of 4.7%. Our asset retirement obligations arise from leased facilities where we have contractual commitments to remove leasehold improvements and return the property to a specified condition when the lease terminates. Other liabilities includes uncertain tax positions reduced U.S. deferred tax assets.

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

During the normal course of our business, we issue guarantees and letters of credit to numerous third-parties and for various purposes such as lease obligations, performance guarantees and state and local governmental agency requirements. At June 30, 2008, we had approximately $52 million of outstanding financial letters of credit.

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

In addition, we have uncommitted lines of credit aggregating approximately $427 million. No amounts were drawn from these lines of credit as of June 30, 2008. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

In fiscal 2005, the GSA began auditing our records under the agreements it had with us at that time. A lawsuit related to the audit and our performance under our GSA contract and other government contracts has been filed against us in the United States District Court for the District of Arkansas. It includes claims under the Federal False Claims and Anti-Kickback Acts, as well as breach of contract and other claims, including claims related to certain rebates, discounts and other payments or benefits provided by us to our resellers and technology integrators. The parties continue to discuss the nature of the government’s current and potential claims on our GSA and other government sales. If this matter proceeds to trial, possible sanctions include an award of damages, including treble damages, fines, penalties and other sanctions, up to and including suspension or debarment from sales to the federal government. Although we are interested in pursuing an amicable resolution, we intend to present a vigorous factual and legal defense throughout the course of these proceedings.

As required by Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and such amounts are reflected in our condensed consolidated financial statements. Litigation is inherently unpredictable and it is difficult to predict the outcome of particular matters with reasonable certainty, and therefore, the actual amount of any loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements.

In fiscal 2006, as part of our service-based sales arrangement involving a governmental institution in Mexico, we were required to issue three guarantee bonds. The total amount of the bonds was approximately $41 million. The bonds were to be used as collateral guaranteeing our performance under the arrangement. The bonds required a security deposit of $41 million, paid to surety companies, which was classified as Other non-current assets, net, in our June 30, 2007 Consolidated Balance Sheet. In fiscal 2008, the security deposit of $41 million was returned to us and replaced with a cash secured letter of credit of $21 million. The deposit of $21 million used to secure the letter of credit is classified as Other non-current assets, net, in our June 30, 2008 Consolidated Balance Sheet.

Off-Balance-Sheet Arrangements

As of June 30, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents in subsidiaries for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. At June 30, 2008, our cash and cash equivalents balance decreased to $2.3 billion. Our remaining investments of $1.0 billion were held in marketable debt securities. Our cash and marketable debt securities position at June 30, 2008, was approximately $3.3 billion.

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

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. (U.S. GAAP). Note 2 to the Consolidated Financial Statements in Item 8 describes the significant accounting policies and estimates used in preparation of the Consolidated Financial Statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances, however, to the extent there are material differences between these estimates, judgments or assumptions and our actual results, our financial statements will be affected. We believe the accounting policies discussed below reflect our more significant assumptions, estimates and judgments and are the most critical to aid in fully understanding and evaluating our reported financial results. Our senior management has discussed the development, selection and disclosure of these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.

Revenue Recognition

As discussed in Note 2 to our Consolidated Financial Statements in Item 8, we enter into agreements to sell hardware, software, services and multiple deliverable arrangements that include combinations of products and/or services. Additionally, while the majority of our sales transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting including: (1) whether an arrangement exists; (2) how the arrangement consideration should be allocated among the deliverables if there are multiple deliverables; (3) when to recognize revenue on the deliverables; and (4) whether undelivered elements are essential to the functionality of delivered elements. In addition, our revenue recognition policy requires an assessment as to whether collectibility is reasonably assured, which requires us to evaluate the creditworthiness of our customers. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition.

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

Beginning in the second quarter of fiscal 2008, we introduced programs in certain geographic markets entitling our distributors to a reduced price on hardware when sold to the end customer with a support services contract. Accordingly, in these cases, we are no longer able to meet the criteria for revenue recognition under U.S. GAAP at the time of sale to our distributors. We have deferred revenue on these sales until our distributors sell the hardware to the end customer.

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

Critical estimates in valuing certain of the intangible assets include but are not limited to: relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by the company and our competitors, individual product sales cycles, the estimated lives of each of the products’ underlying technology, future expected cash flows from customer contracts, customer lists, distribution agreements and acquired developed technologies and patents; expected costs to develop the IPRD into commercially viable products and estimating cash flows from the projects when completed; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate and unanticipated events and circumstances may occur.

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

Goodwill

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques in the high-technology industry. Goodwill is measured as the excess of the cost of the acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We review goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In testing for a potential impairment of goodwill, we: (1) allocate goodwill to our various businesses to which the acquired goodwill relates; (2) estimate the fair value of our businesses to which goodwill relates based on future expected discounted cash flows (income approach); and (3) determine the carrying value (book value) of those businesses, as some of the assets and liabilities related to those businesses, such as property and equipment and accounts receivable, are not held by those businesses but by functional departments (for example, our Global Sales and Services organization and Worldwide Operations organization). Prior to this allocation of the assets to the reporting units, we are required to assess long-lived assets for impairment in accordance with SFAS 144, “Impairment of Long-Lived Assets” (SFAS 144). Furthermore, if the estimated fair value is less than the carrying value for a particular business, then we are required to estimate the fair value of all identifiable assets and liabilities of the business, in a manner similar to a purchase price allocation for an acquired business. Only after this process is completed is the amount of any goodwill impairment determined.

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

At June 30, 2008, our goodwill had a carrying value of $3.2 billion. We performed our annual goodwill impairment analyses in the fourth quarter of each of fiscal 2008, 2007 and 2006. Based on our estimates of forecasted discounted cash flows as well as our market capitalization, at each of these dates, we concluded that goodwill impairment charges were not necessary in fiscal 2008, 2007 and 2006.

Other Long-lived Assets

SFAS 144 is the authoritative standard on the accounting for the impairment of other long-lived assets. In accordance with SFAS 144 and our internal accounting policy, we perform tests for impairment of intangible assets other than goodwill (Other Intangible Assets) semi-annually and whenever events or circumstances suggest that Other Intangible Assets may be impaired. This analysis differs from our goodwill analysis in that an impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the assets are less than the carrying value of the intangible asset we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value. We have estimated the fair value of other intangible assets using the income approach to value these identifiable intangible assets which are subject to amortization.

At June 30, 2008, we had Other Intangible Assets with a carrying value of approximately $580 million. These Other Intangible Assets consist of $565 million in acquisition-related intangible assets and $14 million in intangible assets primarily associated with patent licenses acquired through our settlement with Kodak. To evaluate potential impairment, SFAS 144 requires us to assess whether the future cash flows related to these assets will be greater than their carrying value at the time of the test. Accordingly, while our cash flow assumptions are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to our Other Intangible Assets over their respective estimated useful lives.

Restructuring and Impairment of Long-lived Assets

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

Defined Benefit Pension Plans

We account for our defined benefit pension plans in accordance with SFAS 87, “Employers’ Accounting for Pensions” (SFAS 87) as amended by SFAS 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans- An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158) which requires that amounts recognized in the financial statements be determined on an actuarial basis. This determination involves the selection of various assumptions, including an expected rate of return on plan assets and a discount rate.

A key assumption in determining our net pension expense in accordance with SFAS 87 is the expected long-term rate of return on plan assets. To determine the expected long-term rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. We apply our expected rate of return to a market-related value of assets, which stabilizes variability in the amounts to which we apply that expected return. While we give appropriate consideration to recent fund performance and historical returns, the assumptions are primarily long term, prospective rates of return. Changes in the expected long-term rate could materially impact the expense and liabilities or assets recognized associated with our pension plans.

Another key assumption in determining our net pension expense is the assumed discount rate to be used to discount plan obligations. We set the discount rate assumption annually for each of our retirement-related benefit plans at their respective measurement dates to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to address projected future benefits. Changes in the expected long-term rate could materially impact the expense and liabilities or assets recognized association with our pension plans.

Income Taxes

On July 1, 2007, we adopted FIN 48. See Note 10 in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion.

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

Legal and Other Contingencies

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

Stock-Based Compensation

We account for share-based payments to employees, including grants of employee stock awards and purchases under employee stock purchase plans in accordance with FASB Statement No. 123 (revised 2004), Share-Based Payment, which requires that share-based payments (to the extent they are compensatory) be recognized in our Consolidated Statements of Operations based on their fair values. In addition, we have applied the provisions of the SEC’s Staff Accounting Bulletin No. 107 in our accounting for Statement 123(R).

We are required to estimate the stock awards that we ultimately expect to vest and to reduce stock-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. Although we estimate forfeitures based on historical experience, actual forfeitures in the future may differ. In addition, to the extent our actual forfeitures are different than our estimates, we record a true-up for the difference in the period that the awards vest, and such true-ups could materially affect our operating results.

As required by Statement 123(R), we recognize stock-based compensation expense for share-based payments issued or assumed after June 1, 2006 that are expected to vest. For all share-based payments granted or assumed beginning June 1, 2006, we recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years. The fair value of the unvested portion of share-based payments granted prior to June 1, 2006 is recognized over the remaining service period using the accelerated expense attribution method, net of estimated forfeitures. In determining whether an award is expected to vest, we use an estimated, forward-looking forfeiture rate based upon our historical forfeiture rates. Stock-based compensation expense recorded using an estimated forfeiture rate is updated for actual forfeitures quarterly. We also consider, each quarter, whether there have been any significant changes in facts and circumstances that would affect our forfeiture rate.

We estimate the fair value of employee stock options using a Black-Scholes valuation model. The fair value of an award is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options. The risk-free interest rate assumption we use is based upon United States treasury interest rates appropriate for the expected life of the awards. We use the combination of historical volatility of our stock and implied volatility of our publicly traded, longest-term options in order to estimate future stock price trends as we believe that this combination is more representative of future stock price trends than historical or implied volatility on a stand-alone basis. In order to determine the estimated period of time that we expect employees to hold their stock options, we have used historical rates of employee groups by job classification. Our expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The aforementioned inputs entered into the option valuation model we use to fair value our stock awards are subjective estimates and changes to these estimates will cause the fair value of our stock awards and related stock-based compensation expense we record to vary.

We record deferred tax assets for stock-based awards that result in deductions on our income tax returns, based on the amount of stock-based compensation recognized. In addition, differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on our income tax returns are recorded in additional paid-in capital. If the tax deduction is less than the deferred tax asset, such shortfalls reduce our pool of excess tax benefits. If the pool of excess tax benefits is reduced to zero, then subsequent shortfalls would increase our income tax expense.

To the extent we change the terms of our employee stock-based compensation programs or refine different assumptions in future periods such as forfeiture rates that differ from our estimates, the stock-based compensation expense that we record in future periods and the tax benefits that we realize may differ significantly from what we have recorded in previous reporting periods.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Consolidated Financial Statements in Item 8 for a description of certain other recent accounting pronouncements including the expected dates of adoption and effects on our results of operations and financial condition.

NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Our Audit Committee has pre-approved all non-audit services including tax compliance services.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at June 30, 2008. Actual results may differ materially.

Interest Rate Sensitivity

Our debt investment portfolio consists primarily of fixed income instruments with an average duration of 0.16 years, 0.25 years and 0.21 years as of June 30, 2008, 2007 and 2006, respectively. The decrease in the average duration of our portfolio at June 30, 2008, as compared to June 30, 2007, was due to the decision to maintain short positions in anticipation of the stock repurchase program and due to the liquidation of securities in order to repatriate $1 billion of foreign earnings. The increase in the average duration of our portfolio at June 30, 2007, as compared to June 30, 2006, was due to the increase in our average cash and marketable debt security positions. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, for example, a hypothetical 150 BPS increase in interest rates would result in an approximate $6 million decrease in the fair value of our investments in debt securities as of June 30, 2008, as compared with a $20 million decrease as of June 30, 2007.

We also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest payable on the Senior Notes effectively becomes variable and thus matches the shorter-term rates received from our cash and marketable securities. Accordingly, interest rate fluctuations impact the fair value of our Senior Notes outstanding, which will be offset by corresponding changes in the fair value of the swap agreements. However, by entering into these swap agreements, we have a cash flow exposure related to the risk that interest rates may increase. For example, at June 30, 2008, a hypothetical 150 BPS increase in interest rates would result in an approximate $8 million increase in interest expense over a one-year period.

Foreign Currency Exchange Risk

Our revenue, expense and capital purchasing activities are primarily transacted in U.S. dollars. However, since a portion of our operations consist of manufacturing and sales activities outside the U.S., we enter into transactions in other currencies. We are primarily exposed to changes in exchange rates for the Euro, Japanese yen and British pound.

We are a net receiver of currencies other than the U.S. dollar and, as such, can benefit from a weaker dollar and can be adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates and in particular a strengthening of the U.S. dollar, may adversely affect our consolidated sales and operating margins as expressed in U.S. dollars. To minimize currency exposure gains and losses, we often borrow funds in local currencies, enter into forward exchange contracts, purchase foreign currency options and promote natural hedges by purchasing components and incurring expenses in local currencies. Currently, we have no plans to discontinue our hedging programs, however, we continually evaluate the benefits of our hedging strategies and may choose to discontinue them in the future.

Based on our foreign currency exchange instruments outstanding at June 30, 2008, we estimate a maximum potential one-day loss in fair value of approximately $2 million, as compared with $3 million as of June 30, 2007, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Equity Security Price Risk

We are exposed to price fluctuations on the marketable portion of equity securities included in our portfolio of equity investments. These investments are generally in companies in the high-technology industry sector, many of which are small capitalization stocks. We typically do not attempt to reduce or eliminate the market exposure on these securities. A 20% adverse change in equity prices would result in an approximate $6 million decrease in the fair value of our available-for-sale equity investments as of June 30, 2008, as compared with $5 million as of June 30, 2007. At June 30, 2008 and 2007, two equity securities represented substantially all of the $27 million and $37 million total fair value of the marketable equity securities, respectively. Refer to Note 2 to the Consolidated Financial Statements in Item 8 for additional discussion on our marketable equity securities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Schedules not listed above have been omitted since they are not applicable or are not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SUN MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Fiscal Years Ended June 30,
	2008	2007	2006
Net revenues:
Products	$8,618	$8,771	$8,371
Services	5,262	5,102	4,697

Total net revenues	13,880	13,873	13,068
Cost of sales:
Cost of sales-products	4,668	4,811	4,827
Cost of sales-services	2,757	2,797	2,612

Total cost of sales	7,425	7,608	7,439

Gross margin	6,455	6,265	5,629
Operating expenses:
Research and development	1,834	2,008	2,046
Selling, general and administrative	3,955	3,851	4,039
Restructuring charges and related impairment of long-lived assets	263	97	284
Impairment of goodwill and other intangible assets	—	—	70
Purchased in-process research and development	31	—	60

Total operating expenses	6,083	5,956	6,499

Operating income (loss)	372	309	(870)
Gain on equity investments, net	32	6	27
Interest and other income, net	161	214	114
Settlement income	45	54	54

Income (loss) before income taxes	610	583	(675)
Provision for income taxes	207	110	189

Net income (loss)	$403	$473	$(864)

Net income (loss) per common share-basic	$0.50	$0.54	$(1.01)

Net income (loss) per common share-diluted	$0.49	$0.52	$(1.01)

Shares used in the calculation of net income (loss) per common share-basic	809	883	859

Shares used in the calculation of net income (loss) per common share-diluted	822	902	859

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except for par value)

	June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$2,272	$3,620
Short-term marketable debt securities	429	962
Accounts receivable (net of bad debt reserves of $64 and $81)(1)	3,019	2,964
Inventories	680	524
Deferred and prepaid tax assets	216	200
Prepaid expenses and other current assets, net	1,218	1,058

Total current assets	7,834	9,328
Property, plant and equipment, net	1,611	1,504
Assets held for sale	—	29
Long-term marketable debt securities	609	1,360
Goodwill	3,215	2,514
Other Acquisition-related intangible assets, net	565	633
Other non-current assets, net	506	470

	$14,340	$15,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$—	$1
Accounts payable	1,387	1,380
Accrued payroll-related liabilities	734	842
Accrued liabilities and other	1,105	961
Deferred revenues	2,236	2,047
Warranty reserve	206	220

Total current liabilities	5,668	5,451
Long-term debt	1,265	1,264
Long-term deferred revenues	683	659
Other non-current obligations	1,136	1,285
Stockholders’ equity:
Preferred stock ($0.001 par value, 10 shares authorized; no shares issued and outstanding)	—	—
Common stock and additional paid-in-capital ($0.001 par value, 1,800 shares authorized; issued: 901 shares and 901 shares)(1)	7,391	6,987
Treasury stock, at cost (149 shares and 17 shares)(1)	(2,726)	(311)
Retained earnings	430	189
Accumulated other comprehensive income	493	314

Total stockholders’ equity	5,588	7,179

	$14,340	$15,838

(1)	As of June 30, 2008 and June 30, 2007, respectively.

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal Year Ended June 30,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$403	$473	$(864)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	476	517	575
Amortization of acquisition-related intangible assets	310	313	330
Stock-based compensation expense	214	214	225
Purchased in-process research and development	31	—	60
Gain on investments and other, net	(68)	(42)	(10)
Impairment of long-lived assets, net	—	16	155
Tax provisions for employee stock plans	—	29	—
Deferred taxes	2	74	(19)
Changes in operating assets and liabilities:
Accounts receivable, net	(9)	(241)	(163)
Inventories	(148)	(6)	44
Prepaid and other assets	(165)	(191)	172
Accounts payable	(15)	(8)	130
Other liabilities	298	(190)	(68)

Net cash provided by operating activities	1,329	958	567

Cash flows from investing activities:
Decrease (increase) in restricted cash	17	(5)	(69)
Purchases of marketable debt securities	(1,333)	(3,088)	(1,831)
Proceeds from sales of marketable debt securities	1,550	1,335	5,434
Proceeds from maturities of marketable debt securities	1,058	725	580
Proceeds from sales of equity investments, net	32	16	15
Purchases of property, plant and equipment, net	(520)	(488)	(315)
Proceeds from sales of property, plant and equipment	79	451	—
Payments for acquisitions, net of cash acquired	(949)	(23)	(3,162)

Net cash provided by (used in) investing activities	(66)	(1,077)	652

Cash flows from financing activities:
Purchase of common stock call options	—	(228)	—
Sale of common stock warrants	—	145	—
Proceeds from exercise of options and ESPP purchases	177	244	249
Proceeds from issuance of convertible notes, net	—	692	—
Proceeds from (principal payments on) borrowings and other obligations	(24)	(483)	50
Purchases of common stock under 2007 Stock Repurchase Plan	(2,764)	(200)	—

Net cash provided by (used in) financing activities	(2,611)	170	299

Net increase (decrease) in cash and cash equivalents	(1,348)	51	1,518
Cash and cash equivalents, beginning of year	3,620	3,569	2,051

Cash and cash equivalents, end of year	$2,272	$3,620	$3,569

Supplemental Disclosures of Cash Flow Information:
Interest Paid (net of interest received from swap agreements of $8, $13 and $34 in fiscal 2008, 2007 and 2006, respectively)	$39	$48	$46
Income taxes paid (net of refunds of $91, $76 and $196 in fiscal 2008, 2007 and 2006, respectively)	$87	$182	$74
Supplemental schedule of non-cash investing activities:
Stock options issued in connection with the acquisitions	$102	$—	$88
Net issuance of restricted stock awards	$196	$194	$183

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock and Additional Paid-in-Capital		Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of June 30, 2005	901	$6,490	(49)	$(1,411)	$1,387	$208	$6,674
Net loss	—	—	—	—	(864)	—	(864)
Change in unrealized gain on investments, net of taxes	—	—	—	—	—	(2)	(2)
Change in unrealized gain on derivative instruments and other, net of taxes	—	—	—	—	—	(22)	(22)
Translation adjustments	—	—	—	—	—	(4)	(4)

Total comprehensive loss	—	—	—	—	—	—	(892)
Issuance of stock, net of repurchases	—	—	24	1,029	(780)	—	249
Issuance of common stock and assumption of stock options in connection with acquisitions	—	88	—	—	—	—	88
Stock based compensation	—	225	—	—	—	—	225

Balances as of June 30, 2006	901	6,803	(25)	(382)	(257)	180	6,344
Net income	—	—	—	—	473	—	473
Change in unrealized gain on investments, net of taxes	—	—	—	—	—	2	2
Change in unrealized gain on derivative instruments and other, net of taxes	—	—	—	—	—	(11)	(11)
Translation adjustments	—	—	—	—	—	143	143

Total comprehensive income	—	—	—	—	—	—	607
Issuance of stock, net of repurchases	—	—	8	71	(27)	—	44
Purchases of Convertible Notes call options	—	(228)	—	—	—	—	(228)
Issuance of Convertible Notes warrants	—	145	—	—	—	—	145
Stock based compensation	—	214	—	—	—	—	214
Tax benefit from employee stock transactions and other	—	53	—	—	—	—	53

Balances as of June 30, 2007	901	6,987	(17)	(311)	189	314	7,179
Net income	—	—	—	—	403	—	403
Change in unrealized loss on investments, net of taxes	—	—	—	—	—	(24)	(24)
Change in unrealized loss on derivative instruments and other, net of taxes	—	—	—	—	—	(4)	(4)
Change in minimum pension obligation	—	—	—	—	—	38	38
Translation adjustments	—	—	—	—	—	169	169

Total comprehensive income	—	—	—	—	—	—	582
Cumulative effect of adoption of FIN 48	—	—	—	—	9	—	9
Issuance of stock, net of repurchases	—	—	(132)	(2,415)	(171)	—	(2,586)
Issuance of common stock and assumption of stock options in connection with acquisitions	—	102	—	—	—	—	102
Stock based compensation	—	214	—	—	—	—	214
Tax benefit from employee stock transactions and other	—	88	—	—	—	—	88

Balances as of June 30, 2008	901	$7,391	(149)	$(2,726)	$430	$493	$5,588

See accompanying notes.

SUN MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

We provide network computing infrastructure solutions that include core brands such as the Java technology platform, the Solaris Operating System, the MySQL database management system, Sun StorageTek storage solutions and the UltraSPARC processor. Our network computing platforms are used by search, social networking, entertainment, financial services, manufacturing, healthcare, retail, news, energy and engineering companies. Our products and services address the complex information technology issues facing customers today, including increasing demands for network access, bandwidth and storage. We share these innovations with some of the most innovative technology companies in the world.

2.    Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of our subsidiaries. Intercompany accounts and transactions have been eliminated. We completed our acquisition of MySQL on February 25, 2008 and have included these results in our consolidated financial statements since the acquisition date. We completed the acquisitions of StorageTek and SeeBeyond Technology Corporation (SeeBeyond) on August 31, 2005 and August 25, 2005, respectively. See Note 4 for further details.

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

Cash Equivalents

Cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and remaining maturities of three months or less at the date of purchase. We classify cash with restrictions as other current or non-current assets, depending on the nature of the underlying restriction unless the restriction is short-term in nature and is for a period of less than three months. At June 30, 2008 and 2007, “Prepaid expense and other current assets, net” included $15 million and $13 million, respectively, of restricted cash. At June 30, 2008 and 2007, “Other non-current assets, net” included $102 million and $124 million of long-term deposits and restricted cash, respectively.

Investments

We invest in marketable debt securities, marketable equity securities and other investments.

Marketable Debt Securities

Investments in marketable debt securities consist primarily of corporate notes and bonds, asset and mortgage backed securities and U.S. government notes and bonds with remaining maturities beyond three months at the date of purchase. Short-term investments are marketable debt securities with maturities of one year or less from the balance sheet date (except cash equivalents), while long-term investments represent all other marketable debt securities. All marketable debt securities are held in our name and deposited with one major financial institution. Our policy is to protect the value of our investment portfolio and minimize principal risk by earning returns based on current interest rates. We only invest in marketable debt securities with a minimum rating of BBB- or above from a nationally recognized credit rating agency. At June 30, 2008 and 2007, all of our marketable debt securities were classified as available-for-sale and were carried at fair market value. The unrealized gains (losses) on available-for-sale securities, net of taxes, are recorded in “Accumulated other comprehensive income” in the Consolidated Statements of Stockholders’ Equity. See Note 7 for further detail.

We monitor our investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the earning performance, credit rating and asset quality of the investee; the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in our industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Marketable Equity Securities

Investments in marketable equity securities consist of equity holdings in public companies. Marketable equity securities are initially recorded at fair value upon acquisition and are classified as available-for-sale when there are no restrictions on our ability to liquidate such securities within 12 months. Fair value is determined using quoted market prices for those securities. Investments in marketable equity securities were $21 million and $27 million at June 30, 2008 and 2007, respectively. At June 30, 2008, all marketable equity investments were classified as available-for-sale and are included in “Other non-current assets, net” in the Consolidated Balance Sheets. Changes in the fair value of these securities are recognized in “Accumulated Other Comprehensive Income,” in the Consolidated Statements of Stockholders’ Equity. Net unrealized gains on marketable equity investments were $7 million, $13 million and $20 million at June 30, 2008, 2007 and 2006, respectively. Marketable equity securities at June 30, 2008 and 2007 were (in millions):

	Adjusted Cost	Gross Unrealized Gains	Fair Value
Fiscal 2008 Marketable equity securities	$14	$7	$21

Fiscal 2007 Marketable equity securities	$14	$13	$27

Realized gains on sales of marketable equity securities were $13 million, $0 million and $11 million in fiscal 2008, 2007 and 2006, respectively and are recognized in “Gain on equity investments, net” in the Consolidated Statements of Operations. In addition, we review all marketable equity securities for other than temporary declines in fair value. In doing so, we evaluate the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the portfolio company and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. We consider circumstances where, as of the end of any quarter, the carrying value of a marketable equity security has been greater than its market value for the last six consecutive months, to be de-facto evidence of other than temporary impairment. We perform our evaluation of other than temporary impairment on a quarterly basis. Based on our evaluation, if a security is considered to be other than temporarily impaired, an impairment charge is recognized in “Gain on equity investments, net” in the Consolidated Statements of Operations. There was no impairment charge recorded in fiscal 2008, 2007 or 2006.

Other Investments

Other investments include equity investments in privately-held companies that develop products, markets and services that are strategic to us, investments in venture capital funds and other joint ventures, securities lent under our securities lending program and the cash surrender value of life insurance policies.

Our equity investments in privately-held companies are generally made in connection with a round of financing with other third-party investors. As our investments in privately-held companies do not permit us to exert significant influence or control over the entity in which we are investing, the recorded amounts generally represent our cost of the investment less any adjustments we make when we determine that an investment’s carrying value is other-than-temporarily impaired. These investments totaled $19 million and $15 million at June 30, 2008 and 2007, respectively, and were included in “Other non-current assets, net” in the Consolidated Balance Sheets.

The process of assessing whether a particular equity investment’s fair value is less than its carrying cost requires a significant amount of judgment due to the lack of a mature and stable public market for these securities. In making this judgment among other factors, we consider the investee’s most recent financial results, cash position, recent cash flow data, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management or ownership changes and competition. This process is based primarily on information that we request and receive from these privately-held companies and is performed on a quarterly basis. Although we evaluate all of our privately-held equity investments for impairment based on the criteria established above, each investment’s fair value is only estimated when events or changes in circumstances have occurred that may have a significant effect on its fair value (because the fair value of each investment is not readily determinable). Where these factors indicate that the equity investment’s fair value is less than its carrying cost and where we consider such reduction in value to be other than temporary, we record an impairment charge to reduce such equity investment to its estimated net realizable value. We recognized gains on sales, net of impairment charges, related to our investments in privately-held companies of $19 million, $3 million and $10 million for fiscal 2008, 2007 and 2006, respectively, which was reflected in “Gain on equity investments, net”.

Investments in venture capital funds and other joint ventures totaled $14 million and $19 million at June 30, 2008 and 2007, respectively, and were accounted for using the equity method of accounting and included in “Other non-current assets, net” in the Consolidated Balance Sheets. We recorded income of $0 million, $3 million and $6 million for fiscal 2008, 2007 and 2006, respectively, related to these investments which was reflected in “Gain on equity investments, net.”

From time to time, we enter into securities lending agreements with financial institutions to enhance investment income. Selected securities are loaned and are secured by collateral equal to an average of 102% of the fair market value of the securities. Collateral is in the form of cash or securities issued and our securities lending agent has provided us with counterparty indemnification in the event of borrower default. Loaned securities continue to be classified as investment assets on the Consolidated Balance Sheets. Cash collateral is recorded as an asset with a corresponding liability. For lending agreements collateralized by securities, no accompanying asset or liability is recorded as we are not permitted to sell or repledge the associated collateral. The maximum amount loaned under our securities lending program in fiscal 2008 was $256 million. As of June 30, 2008, there were no outstanding securities lending transactions.

Bad Debt Reserves

We evaluate the collectibility of our accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we record allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. For the years ended June 30, 2008, 2007 and 2006, our bad debt reserve activity was as follows (in millions):

	Fiscal Years June 30,
	2008	2007	2006
Beginning bad debt reserve balance	$81	$81	$86
Bad debt expense	10	12	3
Amounts written-off and other adjustments	(27)	(12)	(8)

Ending bad debt reserve balance	$64	$81	$81

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

Long-lived Assets

Property, Plant and Equipment, net

Property, plant and equipment, net, is stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets. The estimated useful lives for machinery and equipment range from one to ten years, buildings and building improvements range from five to thirty-five years and furniture and fixtures range from five to ten years. Leasehold improvements are depreciated over the life of the lease or the assets, whichever is shorter. Land is not depreciated.

Intangible Assets Other than Goodwill

Long-lived assets, such as property, plant and equipment and purchased identifiable intangible assets with finite lives, are evaluated for impairment semi-annually in accordance with our policy and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). We assess the recoverability of long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of an impairment, if any, is calculated based on the excess of the carrying amount over the fair value of those assets.

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

Goodwill

We test goodwill for impairment on an annual basis (or whenever events occur which may indicate possible impairment) in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). We perform the impairment analysis at one level below the operating segment level (see Note 15) as defined in SFAS 142. This analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists and (2) measure the amount of impairment.

In testing for a potential impairment of goodwill, SFAS 142 requires us to: (1) allocate goodwill to our various businesses to which the acquired goodwill relates; (2) estimate the fair value of those businesses to which goodwill relates; and (3) determine the carrying value (book value) of those businesses, as some of the assets and liabilities related to those businesses, such as accounts receivable and property, plant and equipment, are not held by those businesses but by functional departments (for example, our Global Sales and Services organization and Worldwide Operations organization). Prior to this allocation of the assets to the reporting units, we are required to assess long-lived assets for impairment in accordance with SFAS 144. Furthermore, if the estimated fair value is less than the carrying value for a particular business, then we are required to estimate the fair value of all identifiable assets and liabilities of the business in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Only after this process is completed can the goodwill impairment be determined, if any.

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

Capitalized Software

Costs related to internally-developed software and software purchased for internal use, which are required to be capitalized pursuant to Statement of Position (SOP) No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” are included in property, plant and equipment under machinery and equipment. As of June 30, 2008 and 2007, we had a net balance of $378 million and $237 million, respectively, of capitalized software. At June 30, 2008 and 2007, we had approximately $214 million and $152 million of capitalized software that was not yet in use and, as such, was not yet being amortized. Of this $214 million, $186 million is related to our multi-year internal systems implementation effort.

Concentration of Credit Risk

Cash deposits in foreign countries of approximately $565 million are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions and we have not sustained any credit losses from instruments held at these financial institutions.

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

Products Revenue

Products revenue for sales to end-user customers, resellers and distributors (Channel Partners) is recognized upon the passage of title only if all other applicable revenue recognition criteria are met. These criteria include the price to the buyer being substantially fixed or determinable at the date of sale and the amount of future returns to be reasonably estimated. Our program offerings to certain of our Channel Partners provide for the limited right to return our product for stock rotation. When applicable, we reduce revenue for rights to return our product based upon our historical experience. End-user customers generally do not have return rights. In accordance with contractual provisions, we offer price protection to certain of our Channel Partners and margin protection on certain transactions. When applicable under these contractual provisions, we reduce revenue based upon announced price adjustments and historical experience. In accordance with contractual provisions we may offer cooperative marketing funds based on a fixed dollar percentage of product sales to certain of our Channel Partners. We record such amounts as a reduction to revenue or, if we have evidence of fair value of the advertising benefit received, as marketing expense.

In addition, we sell products to leasing companies that, in turn, lease these products to end-users. In transactions where the leasing companies have no recourse to us in the event of default by the end-user, we recognize revenue at point of shipment or point of delivery, depending on the shipping terms and if all the other revenue recognition criteria have been met. In arrangements where the leasing companies have full recourse to us in the event of default by the end-user (defined as recourse leasing), we recognize both the product revenue and the related cost of the product as the payments are made to the leasing company by the end-user, generally ratably over the lease term. We had deferred revenue and related deferred costs of $12 million and $5 million at June 30, 2008 and $10 million and $4 million, at June 30, 2007, respectively, related to recourse leases which will be recognized in future periods.

For revenue arrangements with multiple deliverables that include or represent software products and services as well as any non-software deliverables for which a software deliverable is essential to its functionality, we apply the accounting guidance in SOP 97-2, “Software Revenue Recognition” in determining the timing of revenue recognition. The criteria assessed include the following: 1) the functionality of the delivered element(s) is not dependent on the undelivered element; 2) there is Sun-specific objective evidence of fair value of the undelivered element(s) and 3) delivery of the delivered element(s) represents the culmination of the earnings process for those element(s). If these criteria are not met, revenue is deferred until such criteria are met or until the last element is delivered. For arrangements within the scope of SOP 97-2, revenue is recognized ratably only in situations where one of the limited exceptions described in paragraph 12 of SOP 97-2 is met, such as where we agree to deliver unspecified additional software products in the future.

Beginning in the second quarter of fiscal 2008, we introduced programs in certain geographic markets entitling our distributors to a reduced price on hardware when sold to the end customer with a support services contract. Accordingly, in these cases, we are no longer able to meet the criteria for revenue recognition under U.S. generally accepted accounting principles at the time of sale to our distributors. We have deferred revenue on these sales until our distributors sell the hardware to the end customer.

Services Revenue

Maintenance contract revenue is generally recognized ratably over the contractual period. Educational Services revenue is recognized as the services are rendered. Time and material and fixed price Professional Services contract revenue is recognized as the Professional Services are rendered, or upon completion of the services contract. If we can reliably evaluate progress to completion (based on total projected hours to be incurred as compared with hours already incurred), we recognize the revenue as the services are rendered and recognize the related costs as they are incurred. In instances where we cannot reliably estimate the total projected hours, we recognize revenue and the associated costs upon completion of the services contract. For fixed price Professional Services contracts when the current estimates of total contract revenue and contract cost indicate a loss, the estimated loss is recognized in the period the loss becomes evident.

Research and Development Expenditures

Costs related to the research, design and development of products are charged to research and development expenses as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Generally, our products are released soon after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility have not been significant and all software development costs have been expensed as incurred.

Shipping Costs

Our shipping and handling costs for product sales are included in cost of sales for all periods presented.

Advertising Costs

Advertising costs consist of development and placement costs of our advertising campaigns and are charged to expense when incurred. Advertising expense was $32 million, $25 million and $47 million for fiscal 2008, 2007 and 2006, respectively.

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

The following table sets forth the computation of basic and diluted income (loss) per share for each of the past three fiscal years (in millions, except per share amounts):

	Fiscal Years Ended June 30,
	2008	2007	2006
Basic earnings per share
Net income (loss)	$403	$473	$(864)
Basic weighted average shares outstanding	809	883	859

Net Income (loss) per common share-basic	$0.50	$0.54	$(1.01)

Diluted earnings per share
Net income (loss)	$403	$473	$(864)
Diluted weighted average shares outstanding	822	902	859

Net income (loss) per common share-diluted	$0.49	$0.52	$(1.01)

For the fiscal years ended June 30, 2008 and 2007, we added 13 million and 19 million common equivalent shares, respectively, to our basic-weighted-average shares outstanding to compute the diluted weighted-average shares outstanding. We are required to include these dilutive shares in our calculations of net income per share for fiscal 2008 because we earned a profit. As a result of our net loss for the fiscal year ended June 30, 2006, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share.

Shares used in the diluted net income per share calculations exclude anti-dilutive common equivalent shares, consisting of stock options, restricted stock awards, written call options and shares associated with convertible notes. These anti-dilutive common shares totaled 113 million shares, 89 million shares and 137 million shares for the fiscal years ending June 30, 2008, 2007 and 2006, respectively. While these common equivalent shares are currently anti-dilutive, they could be dilutive in the future.

Foreign Currency Translation

We translate the assets and liabilities of our international non-U.S. dollar functional currency subsidiaries into dollars at the rates of exchange in effect at the balance sheet date. Revenue and expenses are translated using rates that approximate those in effect during the period. Translation adjustments are included in stockholders’ equity in the Consolidated Balance Sheets caption “Accumulated other comprehensive income.” Currency transaction gains (losses), net of our hedging activities (see Note 8), derived from monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and were $14 million, $6 million and $(13) million in fiscal 2008, 2007 and 2006, respectively. The effect of foreign currency rate changes on cash and cash equivalents is not material.

Recent Pronouncements

Income Taxes: In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48), which became effective for us on July 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods and disclosure. Additionally, in May 2007, the FASB published FASB Staff Position (FSP) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 was effective upon the initial adoption of FIN 48. Our policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations. Refer to Footnote 10 of our consolidated financial statements for further information regarding the impact of this pronouncement.

Fair Value Measurements: In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used in measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years and we are required to adopt the pronouncement in the first quarter of our fiscal 2009. On February 12, 2008, the FASB issued No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (FSP SFAS 157-2). FSP SFAS 157-2 amends SFAS No. 157, to delay the effective date of SFAS

157 for nonfinancial assets and nonfinancial liabilities, except for the items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, FSP SFAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years and we are required to adopt the pronouncement in our first quarter of our fiscal 2010. We do not expect the adoption of SFAS 157 and FSP SFAS 157-2 to have a material impact on our consolidated financial statements.

Fair Value Option For Financial Assets and Financial Liabilities: In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. This standard is effective for fiscal years beginning after November 15, 2007 and we are required to adopt the pronouncement in our first quarter of fiscal 2009. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial statements.

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

Collaborative Arrangements: In November 2007, the FASB ratified EITF 07-01, “Accounting for Collaborative Arrangements” (EITF 07-01). EITF 07-01 requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. In addition, a participant in a collaborative arrangement should provide the following disclosures separately for each collaborative arrangement: (a) the nature and purpose of the arrangement, (b) its rights and obligations under the collaborative arrangement, (c) the accounting policy for the arrangement in accordance with APB Opinion 22, “Disclosure of Accounting Policies,” and (d) the income statement classification and amounts arising from the collaborative arrangement between participants for each period an income statement is presented. EITF 07-01 will be effective for annual periods beginning after December 15, 2008 and we are required to adopt the pronouncement in our first quarter of fiscal 2010. We are currently evaluating the impact that the adoption of EITF 07-01 will have on our consolidated financial statements.

Business Combinations: In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)) and SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS 160). These new standards will significantly change the accounting for and reporting for business combination transactions and non-controlling interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008 and we are required to adopt the pronouncement in the first quarter of our fiscal 2010. We are currently evaluating the impact that the adoption of SFAS 141(R) and SFAS 160 will have on our consolidated financial statements.

Derivative Instruments and Hedging Activities Disclosures: In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (SFAS 16). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This Statement specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and we are required to adopt the pronouncement in our first quarter of fiscal 2010. We are currently evaluating the impact that the adoption of SFAS 161 will have on our consolidated financial statements.

Intangibles: In April 2008, FASB issued FSP 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (FSP 142-3). The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. The FSP also requires that we disclose the weighted-average period prior to the next renewal or extension for each major intangible asset class, our accounting policy for the treatment of costs incurred to renew or extend the term of a recognized intangible assets and for intangible assets renewed or extended during the period, if we capitalize renewal or extension costs, the costs incurred to renew or extend the asset and the weighted-average period prior to the next renewal or extension for each major intangible asset class. The FSP is effective for financial statements for fiscal years beginning after December 15, 2008 and we are required to adopt the pronouncement in our first quarter of fiscal 2010.

Accounting For Convertible Debt: In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion”, (FSP APB 14-1). The FSP will require us to separately account for the liability and equity components of the instrument in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP will require bifurcation of a component of the debt, classification of that component in equity and then accretion of the resulting discount on the debt as part of interest expense being reflected in the income statement. In addition, the FSP will require certain additional disclosures that were not included in the original proposal. The FSP will be effective for fiscal years beginning after December 15, 2008 and we are required to adopt the FSP in our first quarter of fiscal 2010. The FSP will not permit early application and will require retrospective application to all periods presented. We are currently evaluating the impact that the adoption of the FSP will have on our consolidated financial statements.

3.    Balance Sheet Details

Inventories

At June 30, Inventories consisted of the following (in millions):

	2008	2007
Raw materials	$154	$125
Work in process	90	95
Finished goods	436	304

	$680	$524

As of June 30, 2008 and 2007, our inventory balances were net of reserves of approximately $88 million and $76 million, respectively.

Prepaid Expenses and Other Current Assets, Net

At June 30, Prepaid expenses and other current assets, net, consisted of the following (in millions):

	2008	2007
Receivables — other	$351	$454
Other prepaid expenses and other current assets, net	867	604

	$1,218	$1,058

Property, Plant and Equipment, Net

On January 25, 2008, we sold our Louisville, Colorado facility which included buildings, leasehold improvements and land, in a sale-leaseback transaction for $58.5 million in cash, net of $1.5 million of closing costs. As of June 30, 2007, these assets totalling approximately $29 million, were classified as Assets Held for Sale. We recognized the entire gain of $28 million in our fiscal year ended June 30, 2008, as an offset to our selling, general and administrative expenses in our Consolidated Statements of Operations. Cash received from the transaction was netted against purchases of property, plant and equipment in our Consolidated Statements of Cash Flow. In conjunction with the transaction, we entered into a lease for the same facility. Under the terms of the agreement, we will lease certain portions of the facility until December 31, 2008. We have not retained more than a minor portion of the property as the present value of the rental for this leaseback represents less than ten percent of the fair value of the asset sold. Accordingly, we have recognized the entire gain on disposal in the financial statements for our fiscal year ended June 30, 2008.

We committed to the closure of our Newark, California facility as a result of the restructuring plan during fiscal 2006. Management estimated the fair value of these assets using either available market prices or third-party appraisals and adjusted the carrying value of the facility to its fair value less costs to sell. These adjustments resulted in a $80 million impairment loss for Newark recorded in fiscal 2006. During fiscal 2007, we entered into sale-leaseback transactions for our Newark, California and Burlington, Massachusetts campuses. In July 2006, we sold our Newark facility for approximately $213 million, net of $1 million in closing costs. In June 2007, we sold our Burlington, Massachusetts, facility which included buildings, leasehold improvements and land, in a cash transaction for $212 million, net of $3 million of closing costs and entered into a lease for the same facilities. Under the terms of the agreement, we will lease a majority of the properties until fiscal 2014 and shall have the right to extend the term for two successive periods of five years each, with respect to all of the premises. Of the $90 million gain on the Burlington, Massachusetts transaction, we recognized $39 million in our fiscal year ended June 30, 2007, as an offset to our selling, general and administrative expenses and deferred the remaining $51 million (see Other non-current obligations below).

At June 30, Property, plant and equipment, net consisted of the following (in millions):

	2008	2007
Machinery and equipment	$2,429	$2,716
Land, buildings and building improvements	1,084	1,070
Capitalized software	624	512
Leasehold improvements	521	512
Furniture and fixtures	222	267

	4,880	5,077
Less accumulated depreciation and amortization	(3,269)	(3,573)

	$1,611	$1,504

Depreciation expense was $377 million, $407 million and $441 million for fiscal 2008, 2007 and 2006, respectively.

Accrued Liabilities and Other

At June 30, Accrued liabilities and other consisted of the following (in millions):

	2008	2007
Restructuring liabilities	$173	$81
Acquisition-related restructuring liabilities	17	42
Other accrued liabilities	915	838

	$1,105	$961

Warranty Reserve

We accrue for our product warranty costs at the time of shipment. These product warranty costs are estimated based upon our historical experience and specific identification of product requirements and may fluctuate based on product mix.

The following table sets forth an analysis of warranty reserve activity (in millions):

Balance at June 30, 2006	$261
Charged to costs and expenses	295
Utilized	(336)

Balance at June 30, 2007	$220
Charged to costs and expenses	290
Utilized	(304)

Balance at June 30, 2008	$206

Other Non-Current Obligations

At June 30, Other non-current obligations, consisted of the following (in millions):

	2008	2007
Income taxes liabilities, net	$316	$373
Restructuring liabilities	163	194
Deferred settlement income from Microsoft	352	352
Other non-current obligations	305	366

	1,136	$1,285

In connection with the sale-leaseback of our Burlington, Massachusetts, facility we deferred $51 million of the gain on sale in fiscal year 2007. Of the initial amount deferred, $6 million remains in Accrued liabilities and other and $38 million remains in Other non-current obligations at June 30, 2008. The amounts deferred will be amortized as an offset to selling, general and administrative expenses over the remaining lease term. In fiscal year 2008 we recognized $6 million of the deferred gain as an offset to our selling, general and administrative expenses.

Accumulated Other Comprehensive Income

At June 30, the components of Accumulated other comprehensive income, reflected in the Consolidated Statements of Stockholders’ Equity consisted of the following (in millions):

	2008	2007	2006
Unrealized gains (losses) on investments, net	$(13)	$11	$9
Unrealized losses on derivative instruments and other, net	(9)	(5)	(7)
Unrealized gains (losses) on pensions	12	(26)	(13)
Cumulative translation adjustments	503	334	191

	$493	$314	$180

At June 30, the net change in unrealized gains (losses) on investments consisted of the following (in millions):

	2008	2007	2006
Net unrealized gains (losses)	$(14)	$9	$(9)
Add (gains) losses:
Included in net income (loss) for the period	(10)	(9)	7
Written off due to impairment	—	2	—

Net change in unrealized gains (losses) on investments	$(24)	$2	$(2)

4.    Business Combinations

A summary of our acquisitions for the fiscal years ended June 30, 2008, 2007 and 2006 is included in the following table (in millions):

Entity Name and Description of Acquisition	Date	Form of Consideration		Goodwill	Developed Technology	Other Intangible Assets	Net Tangible Assets (Liabilities) and Unearned Compensation	IPRD
Fiscal 2008 Acquisitions
MySQL	02/08	$797	Cash paid	$711	$82	$103	$(20)	$28
Database Software		102	Fair value of options assumed
		5	Cash paid for acquisition costs

		$904
Other fiscal 2008 acquisitions(1)	Various	$160	Cash paid	$103	$21	$36	$—	$3
		—	Fair value of options assumed
		3	Cash paid for acquisition costs

		$163
Fiscal 2007 Acquisitions
Fiscal 2007 acquisitions(1)	Various	$23	Cash paid	$7	$15	$2	$—	$—
		—	Fair value of options assumed
		1	Cash paid for acquisition costs

		$24
Fiscal 2006 Acquisitions
Storage Technology Corporation(2)	08/05	$3,987	Cash paid	$1,886	$507	$606	$1,034	$49
Data storage hardware & software		80	Fair value of options assumed
		15	Cash paid for acquisition costs

		$4,082
SeeBeyond Technology Corporation(2)	08/05	$362	Cash paid	$252	$34	$53	$25	$11
Business integration software		8	Fair value of options assumed
		5	Cash paid for acquisition costs

		$375
Other fiscal 2006 Acquisitions	Various	$37	Cash paid	$31	$11	$5	$(8)	$—
Patch management application, Software to		—	Fair value of options assumed
access and manage information, data and applications		2	Cash paid for acquisition costs

		$39

(1)	In accordance with SFAS 141 “Business Combinations,” some of these acquisitions were accounted for as a purchase of assets as defined by EITF Issue No. 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” rather than as a business combination. Accordingly, no goodwill was recorded from these acquisitions, as consideration in excess of the fair value of identified assets was allocated pro-rata to the identified intangible assets.
(2)	Net tangible assets acquired included acquisition-related restructuring liabilities of $172 million (StorageTek) and $11 million (SeeBeyond).

MySQL

On February 25, 2008, we acquired all of the outstanding shares of MySQL, a company based in Uppsala, Sweden, for approximately $904 million including $797 million in cash, assumed employee stock options with a fair value (estimated using the Black-Scholes model) of approximately $102 million and transaction costs of $5 million. The options assumed in the acquisition were converted into options to purchase 11.9 million shares of our common stock. MySQL provides open source and proprietary database technology and software as well as services, to a wide range of customers in different industry segments and stages of growth. The results of operations of MySQL are included in the Consolidated Statement of Operations from the date of acquisition.

Purchase Price Allocation

The total purchase price of approximately $904 million was allocated as follows (in millions):

Goodwill	$711
Other intangible assets:
Customer base	71
Developed technology	82
Trademarks	32
Tangible assets acquired and net liabilities assumed	(20)
In-process research and development (IPRD)	28

Total	$904

Other Acquisitions in Fiscal 2008

During fiscal 2008, we acquired three other companies and purchased certain technology and development assets for a total purchase price of approximately $163 million. We recorded approximately $103 million of goodwill, $57 million of identifiable intangible assets and $3 million of in-process research and development in connection with these acquisitions. We have included the effects of these transactions in our results of operations prospectively from the respective dates of the acquisitions. Projects that qualify for treatment as IPRD have not yet reached technological feasibility and have no alternative use.

Pro forma results of operations have not been presented for MySQL or our other acquisitions because the effects of these acquisitions were not material to our consolidated results of operations on either an individual or on an aggregate basis.

Acquisitions Prior to Fiscal 2008

SeeBeyond

On August 25, 2005, we acquired all of the outstanding shares of SeeBeyond, a publicly held company based in Monrovia, California (NASDAQ: SBYN). Under the terms of the agreement, SeeBeyond stockholders received $4.25 per share in cash for each SeeBeyond share and certain SeeBeyond stock option holders received cash equal to the difference between $4.25 per share and the exercise price of such stock options. In addition, certain other outstanding options to purchase SeeBeyond common stock were converted into options to purchase shares of our stock. SeeBeyond provided business integration software via its Integrated Composite Application Network (ICAN) suite (now part of Sun’s Java CAPS products), which enables the real-time flow of information within the enterprise and among customers, suppliers and partners. This acquisition strengthened our software portfolio and created a complete offering for the development, deployment and management of enterprise applications and Service Oriented Architectures.

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

During fiscal 2008 and 2007, we recorded adjustments of approximately $79 million and $100 million, respectively, to decrease goodwill and increase net tangible assets acquired as a result of adjustments to acquired deferred tax assets, resolution of certain pre-acquisition tax contingencies and decreases to estimates of costs associated with restructuring activities.

Pro forma results

The unaudited financial information in the table below summarizes the combined results of operations of Sun and StorageTek, on a pro forma basis, as though the companies had been combined as of the beginning of our fiscal year ended June 30, 2006. Sun’s results of operations for the year ended June 30, 2006 included the results of StorageTek since August 31, 2005, the date of acquisition. The unaudited pro forma financial information for the year ended June 30, 2006 combines Sun’s results for this period with the results for StorageTek for the period from July 2, 2005 to August 30, 2005. The pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of our fiscal year ended June 30, 2006 (in millions, except for per share amounts):

June 30, 2006
Revenues	$13,265
Net loss	$(915)
Net loss per share — basic and diluted	$(1.07)

Acquisition-related Restructuring Costs

As a result of our acquisition of StorageTek, we recorded acquisition-related restructuring costs associated with the costs of integrating operating locations and activities of StorageTek with those of Sun and eliminating duplicative activities. U.S. GAAP (EITF 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations”) requires that these acquisition-related restructuring costs, which are not associated with the generation of future revenues and have no future economic benefit, be recorded as assumed liabilities in the allocation of the purchase price. As a result, during the year ended June 30, 2006, we recorded approximately $172 million of restructuring costs in connection with the StorageTek acquisition, which were based upon plans committed to by management. To estimate restructuring liabilities, management utilized assumptions of the number of employees that would be involuntarily terminated and of costs associated with the disposition of duplicate or excess acquired facilities. Decreases to the estimate of costs associated with executing the approved acquisition-related restructuring plans are recorded as adjustments to goodwill indefinitely, whereas increases to the estimates are recorded as adjustments to goodwill during the purchase price allocation period and as operating expenses thereafter. Accordingly, during the year ended June 30, 2008, decreases to the provision totaling $4 million were recorded as a reduction to goodwill. The following table sets forth an analysis of the components of the acquisition-related restructuring liabilities (in millions):

	Severance and Benefits	Facilities Related	Termination of Contract	Total
Balance as of June 30, 2006	$73	$45	$27	$145
Cash paid	(56)	(18)	(18)	(92)
Provision adjustments	—	6	(8)	(2)
Balance as of June 30, 2007	$17	$33	$1	$51
Cash paid	(10)	(14)	—	(24)
Provision adjustments	(3)	—	(1)	(4)

Balance as of June 30, 2008	$4	$19	$0	$23

As of June 30, 2008 and 2007, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $4 million and $5 million, respectively.

IPRD

For all of our acquisitions, the amounts allocated to purchased IPRD were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on our future results of operations or cash flows.

The value assigned to IPRD was determined by considering the importance of each project to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the purchased IPRD were based on estimates of the relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions.

The rates utilized to discount the net cash flows to their present values were based on weighted-average cost of capital. The weighted-average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. Based on these factors, discount rates that generally range from 12% to 22% were deemed appropriate for valuing the purchased IPRD.

The estimates used in valuing IPRD were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may differ from the projected results.

5.    Goodwill and Other Acquisition-related Intangible Assets, Net

Information regarding our goodwill by operating segment is as follows (in millions):

	Product Group	Services Group	Total
Balance as of June 30, 2006	$1,321	1,289	2,610
Goodwill acquired during the period	—	7	7
Adjustment to acquired companies’ tax and restructuring reserves	(43)	(60)	(103)

Balance as of June 30, 2007	$1,278	$1,236	$2,514
Goodwill acquired during the period	609	205	814
Adjustment to acquired companies’ tax and restructuring reserves	(59)	(54)	(113)

Balance as of June 30, 2008	$1,828	$1,387	$3,215

Information regarding our other acquisition-related intangible assets is as follows (in millions):

	Gross Carrying Amount			Accumulated Amortization			Net
	June 30, 2007	Additions	June 30, 2008	June 30, 2007	Additions	June 30, 2008	June 30, 2008
Developed technology	$904	$103	$1,007	$(612)	$(141)	$(753)	$254
Customer base	651	80	731	(361)	(162)	(523)	208
Trademark	63	34	97	(14)	(5)	(19)	78
Acquired workforce and other	95	25	120	(93)	(2)	(95)	25

	$1,713	$242	$1,955	$(1,080)	$(310)	$(1,390)	$565

	Gross Carrying Amount				Accumulated Amortization				Net
	June 30, 2006	Additions	Impairment	June 30, 2007	June 30, 2006	Additions	Impairment	June 30, 2007	June 30, 2007
Developed technology	$889	$15	$—	$904	$(471)	$(141)	$—	$(612)	$292
Customer base	650	1	—	651	(204)	(157)	—	(361)	290
Trademark	63	—	—	63	(10)	(4)	—	(14)	49
Acquired workforce and other	94	1	—	95	(82)	(11)	—	(93)	2

	$1,696	$17	$—	$1,713	$(767)	$(313)	$—	$(1,080)	$633

Amortization expense of other acquisition-related intangible assets was $310 million and $313 million for the fiscal years ended June 30, 2008 and June 30, 2007. Our acquisition-related intangible assets are amortized generally over periods ranging between one and five years on a straight-line basis.

Estimated amortization expense for other acquisition-related intangible assets on our June 30, 2008 balance sheet for the fiscal years ending June 30, is as follows (in millions):

2009	$294
2010	103
2011	55
2012	46
2013 and thereafter	67

$565

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

6.    Restructuring Charges and Related Impairment of Long-Lived Assets

In accordance with SFAS 112, “Employers’ Accounting for Post Employment Benefits” (SFAS 112) and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), we recognized a total of $263 million, $97 million and $284 million in restructuring and related impairment of long-lived assets for the fiscal years ended June 30, 2008, 2007 and 2006, respectively. The determination of when we accrue for severance costs and which standard applies depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by SFAS 146 or under an on-going benefit arrangement as described in SFAS 112.

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

Restructuring Plan VIII

In May 2008, we initiated a restructuring plan to further align our resources with our strategic business objectives through reducing our workforce by approximately 1,500 to 2,500 employees. Under this plan, we estimate in total that we will incur between $130 million to $220 million in severance and benefit costs. Through the end of fiscal year 2008, we recognized total related severance and benefit costs of $107 million. The remainder of the estimated costs under this restructuring plan are expected to be incurred during fiscal 2009.

Restructuring Plan VII

In August 2007, we initiated a restructuring plan to further align our resources with our strategic business objectives (Restructuring Plan VII). Through the end of fiscal year 2008, we notified approximately 1,450 employees of their termination and recognized total related severance and benefit costs of $135 million. Additionally, we incurred $6 million in expenses related to facilities other restructuring related charges.

Restructuring Plan VI

In May 2006, we implemented a plan to better align our resources with our strategic business objectives (Restructuring Plan VI). This plan included reducing our workforce across certain business functions, operating units and geographic regions as well as implementing other expense reduction measures. Through the end of fiscal year 2008, excluding natural attrition and acquisition-related restructuring activity, we reduced our workforce by approximately 2,150 employees and recognized cumulative expenses relating to severance and benefit costs of $192 million, primarily in workforce reduction charges associated with Restructuring Plan VI.

Restructuring Plans Prior to Phase VI

Prior to the initiation of Restructuring Plans VI, VII and VIII, we implemented certain workforce reduction and facilities exit actions. All employees to be terminated under these plans have been notified and all facilities relating to the amounts accrued under these restructuring plans have been exited.

The following table sets forth an analysis of our restructuring accrual activity for the months ended June 30, 2008 (in millions):

	Restructuring Plans
	VIII	VII		VI	Prior to VI	Total
	Severance and Benefits	Severance and Benefits	Facilities Related and Other	Severance, Benefits, Facilities Related, and Other	Severance, Benefits, Facilities Related, and Other
Balance as of June 30, 2005	—	—	—	—	470	470
Severance and benefits	—	—	—	133	61	194
Accrued lease costs	—	—	—	—	12	12
Property and equipment impairment	—	—	—	5	80	85
Provision adjustments	—	—	—	—	(7)	(7)

Total restructuring charges	—	—	—	138	146	284
Cash paid	—	—	—	(1)	(208)	(209)
Non-cash	—	—	—	(5)	(80)	(85)

Balance as of June 30, 2006	—	—	—	132	328	460
Severance and benefits	—	—	—	68	—	68
Property and equipment impairment	—	—	—	19	—	19
Provision adjustments	—	—	—	(2)	12	10

Total restructuring charges	—	—	—	85	12	97
Cash paid	—	—	—	(162)	(91)	(253)
Non-cash	—	—	—	(26)	(3)	(29)

Balance as of June 30, 2007			—	29	246	275
Severance and benefits	107	141	—	—	—	248
Property and equipment impairment and other	—	—	6	—	—	6
Provision adjustments	—	(6)	—	—	15	9

Total restructuring charges	$107	$135	$6	$—	$15	$263
Cash paid	—	(115)	(4)	(24)	(56)	(199)
Non-Cash	—	—	—	(3)	—	(3)

Balance as of June 30, 2008	$107	$20	$2	$2	$205	$336

The restructuring charges are based on estimates that are subject to change. Changes to the previous estimates have been reflected as “Provision adjustments” on the above table in the period the changes in estimates were determined. As of June 30, 2008, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $13 million. Accrued lease costs include accretion expense associated with the passage of time.

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next several quarters. Our accrual as of June 30, 2008, for facility-related leases (net of anticipated sublease proceeds), will be paid over their respective lease terms through fiscal 2024. As of June 30, 2008, of the total $336 million accrual for workforce reductions and facility-related leases, $173 million was classified as current accrued liabilities and other and the remaining $163 million was classified as other non-current obligations.

We anticipate recording additional charges related to our workforce and facilities reductions over the next several quarters, the timing of which will depend upon the timing of notification of the employees leaving as determined by local employment laws and as we exit facilities.

7.    Fair Value of Financial Instruments

Cash equivalents and accounts receivable are carried at cost as this approximates fair value due to their short term nature. For short-term and long-term marketable debt securities, estimates of fair value are based on market prices. At June 30, the fair values of our short-term and long-term marketable debt securities were as follows (in millions):

	2008
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value of Securities with Unrealized Losses
Corporate notes and bonds	$543	$—	$(7)	$536	$452
Asset and mortgage-backed securities	448	1	(19)	430	274
U.S. government notes and bonds	70	1	—	71	15
Certificates of deposit (<90 days)	22	—	—	22	—
Commercial paper (<90 days)	244	—	—	244	—
Government agency (<90 days)	256	—	—	256	—
Money market securities	1,097	—	—	1,097	—

Total marketable securities	$2,680	$2	$(26)	$2,656	$741

Less cash equivalents				(1,618)

Total marketable debt securities				1,038
Less short-term portion				(429)

Total long-term marketable debt securities				$609

	2007
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value of Securities with Unrealized Losses
Corporate notes and bonds	$1,164	$—	$—	$1,164	$320
Asset and mortgage-backed securities	889	1	(4)	886	589
U.S. government notes and bonds	259	—	(2)	257	180
Commercial paper (<90 days)	139	—	—	139	—
Government agency (<90 days)	9	—	—	9	—
Money market securities	2,800	—	—	2,800	—
Other	15	—	—	15	15

Total marketable securities	$5,275	$1	$(6)	$5,270	$1,104

Less cash equivalents				(2,948)

Total marketable debt securities				2,322
Less short-term portion				(962)

Total long-term marketable debt securities				$1,360

We only invest in debt securities with a minimum rating of BBB- or above from a nationally recognized credit rating agency. At June 30, 2008, we had investments in debt instruments of three issuers equal to or exceeding 2% of the fair market value of our marketable debt securities, including cash equivalents, of $2,656 million. At June 30, 2008, investment concentration by issuer was as follows (dollars in millions):

Issuer	Fair Value ($)	Fair Value (%)
Federal Home Loan Bank	$193	7.27%
Federal National Mortgage Association (Fannie Mae)	84	3.16%
Federal Home Loan Mortgage Corporation (Freddie Mac)	55	2.07%
All others(1)	2,324	87.50%

	$2,656	100.00%

(1)	Investments in all other issuers were, individually, less than $53 million or 2% of the fair market value of our marketable debt securities of $2,656 million.

Net realized losses before taxes on marketable debt securities totaled $4 million, $0 million and $15 million in fiscal 2008, 2007 and 2006, respectively, and were recorded in Interest and other income, net. The cost of securities sold during the year was determined based on the specific identification method. On April 27, 2006, our Chief Executive Officer and Board of Directors approved our domestic reinvestment plan. As a result, we repatriated $2 billion in unremitted foreign earnings during the fourth quarter of fiscal 2006 and realized a loss of $14 million associated with the liquidation of a portion of our marketable debt securities portfolio.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2008 (in millions):

	Less Than 12 Months			12 Months or Greater			Total
	Adjusted Cost	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value
Corporate Notes and Bonds	$349	$(4)	$345	$110	$(3)	$107	$459	$(7)	$452
Asset and Mortgage Backed Securities	206	(14)	192	87	(5)	82	293	(19)	274
U.S. Government Notes and Bonds	15	—	15	—	—	—	15	—	15

Total Marketable Securities with Unrealized Losses	$570	$(18)	$552	$197	$(8)	$189	$767	$(26)	$741

Corporate Notes and Bonds

The unrealized losses were caused by interest rate fluctuations. All of the securities are rated investment grade or better by Standard & Poors or Moody’s. Because the decline in market value is attributed to changes in interest rates and not credit quality, and because we have the ability to hold those investments until recovery of fair value, which may be at maturity, we do not consider those investments to be other-than-temporarily impaired at June 30, 2008.

Asset Backed and Mortgage Backed Securities

Our unrealized loss on investments in asset backed and mortgage backed securities were caused by interest rate fluctuations. All of these securities are rated investment grade by Standard & Poors or Moody’s. Because the decline in market value is attributed to changes in interest rates and not credit quality and because we have the ability to hold those investments until recovery of fair value, which may be at maturity, we do not consider those investments to be other-than-temporarily impaired at June 30, 2008.

U.S. Government Notes and Bonds

The unrealized losses were caused by interest rate fluctuations. These securities are direct obligations of the U.S. Treasury or U.S. Government Agency. Because we have the ability to hold those investments until a recovery, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at June 30, 2008.

At June 30, 2008, the cost and estimated fair values of short-term and long-term marketable debt securities (excluding cash equivalents) by contractual maturity were as follows (in millions):

	Cost	Fair Value
Less than one year	$432	$429
Mature in 1-2 years	282	276
Mature in 3-5 years	189	186
Mature after 5 years	159	147

Total	$1,062	$1,038

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

The fair value of our foreign currency forward contracts and foreign currency options contracts were as follows (in millions):

	Fair Value 2008 Asset	Fair Value 2007 Asset
Foreign currency forward contracts	$9	$22
Foreign currency option contracts	4	4

Total	$13	$26

Liabilities

Accounts payable, other accrued expenses and short-term debt are financial liabilities with carrying values that approximate the fair value. For our publicly traded Senior Notes, estimates of fair value are based on a calculation that uses market prices of similar instruments. For other debt, fair value is estimated based on rates currently available to us for debt with similar terms and remaining maturities. See Note 9, “Borrowing Arrangements” for details.

8.    Derivative Financial Instruments

We enter into foreign exchange forward and option contracts that are designated and qualify as cash flow hedges under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Changes in the fair value of the effective portion of these outstanding forward and option contracts are recognized in Other Comprehensive Income (OCI). These amounts are reclassified from OCI and recognized in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. Gains or losses resulting from changes in forecast probability were not material during fiscal 2008, 2007 and 2006.

Changes in the ineffective portion of a derivative instrument are recognized in earnings (classified in selling, general and administrative expense) in the current period. Effectiveness for forward cash flow hedge contracts is measured by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction. Changes in the fair value of the hedged exposure are captured using a hypothetical derivative whose critical terms reflect the anticipated transaction. Hedge ineffectiveness during fiscal 2008, 2007 and 2006 was not significant.

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

Our hedging contracts are primarily intended to protect against changes in the value of the U.S. dollar. Accordingly, for forecasted transactions, U.S. dollar functional subsidiaries hedge foreign currency revenues and non-U.S. dollar functional subsidiaries selling in foreign currencies hedge U.S. dollar inventory purchases. Gains and losses are reclassified from OCI as an adjustment to revenue or cost of sale in the same period that the underlying revenue and cost of sale is recognized in the Consolidated Statement of Operations. Most values reported in OCI at June 30, 2008, are expected to be reclassified to earnings within 12 months.

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

Interest Rate Risk Management.

We are exposed to interest rate risk from both investments and debt. We have hedged against the risk of changes in fair value associated with our fixed rate Senior Notes (See Note 9) by entering into fixed-to-variable interest rate swap agreements, designated as fair value hedges, of which four are outstanding, with a total notional amount of $550 million as of June 30, 2008. We assume no hedge ineffectiveness as each interest rate swap meets the short-cut method requirements under SFAS 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the interest rate swaps are offset by changes in the fair value of the debt, both are reported in interest and other income and no net gain or loss is recognized in earnings.

Accumulated Derivative Gains or Losses.

The following table summarizes activity in OCI related to foreign exchange derivatives held by us during the fiscal years ended June 30, (in millions):

	2008	2007	2006
Unrealized gain (loss), net, on derivative instruments, at beginning of period	$(5)	$(7)	$11
Decrease in fair value of derivatives	(45)	(24)	(17)
Losses (gains) reclassified from OCI:
Revenues	31	27	5
Cost of sales	10	(1)	(6)

Unrealized loss, net, on derivative instruments, at end of period	$(9)	$(5)	$(7)

9.    Borrowing Arrangements

As of June 30, 2008 and 2007, the balance of long-term debt is as follows (in millions):

	Maturities	June 30, 2008	June 30, 2007
7.65% Senior Notes	2009	$550	$550
0.625% Convertible Notes	2012	350	350
0.75% Convertible Notes	2014	350	350
Interest rate swap agreements		21	17
Other		(6)	(2)
Total borrowing arrangements		$1,265	$1,265
Less: current maturities		—	(1)

Total carrying value long-term borrowing arrangements		$1,265	$1,264

Total fair value of long-term borrowings arrangements		$1,165	$1,233

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

Interest expense on our Senior Notes, including the effect of related interest rate swap agreements was $30 million, $39 million and $55 million in fiscal 2008, 2007 and 2006, respectively.

In January 2007, we issued $350 million principal amount of 0.625% Convertible Senior Notes due February 1, 2012 and $350 million principal amount of 0.75% Convertible Senior Notes due February 1, 2014 (the Convertible Notes), to KKR PEI Solar Holdings, I, Ltd., KKR PEI Solar Holdings, II, Ltd. and Citibank, N.A. in a private placement. We received proceeds of $700 million from the Convertible Notes and incurred net transaction costs of approximately $9 million, which were allocated proportionately to the 2012 Notes and the 2014 Notes. The net transaction costs of $9 million included: $8 million paid to Kohlberg Kravis Roberts & Co., L.P. (the sponsor) and recorded as a discount on debt in Long-term debt, and $1 million of other costs recorded in Other non-current assets, net. The net transaction costs are being amortized to interest expense ratably over five years for the 2012 Notes and seven years for the 2014 Notes. The Convertible Notes are being carried at cost less unamortized discount. The 2012 Notes and 2014 Notes were each issued at par and bear interest at 0.625% and 0.75% per annum, respectively. Interest is payable semi-annually in arrears on February 1 and August 1, beginning August 1, 2007.

Each $1,000 of principal of the Convertible Notes was initially convertible into 34.6619 shares of our common stock (or a total of approximately 24 million shares), which is the equivalent of $28.85 per share, subject to adjustment upon the occurrence of specified events set forth under terms of the Convertible Notes. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock, at our option. Holders may convert their Convertible Notes into common stock on a net settlement basis prior to the close of business on the business day immediately preceding the maturity date as follows:

•

During any calendar quarter, and only during such calendar quarter, if the closing price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter exceeds 130% of the conversion price per share of common stock on the last day of such preceding calendar quarter;

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

Holders who convert their Convertible Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Convertible Notes may require us to repurchase for cash all or any portion of their Convertible Notes for 100% of the principal amount. As of June 30, 2008, none of the conditions allowing holders of the Convertible Notes to convert or requiring us to repurchase the Convertible Notes had been met.

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

Concurrent with the issuance of the Convertible Notes, we entered into note hedge transactions with a financial institution whereby we have the option to purchase up to 24 million shares of our common stock at a price of $28.84 per share, and we sold warrants to the same financial institution whereby they have the option to purchase up to 24 million shares of our common stock. The separate note hedge and warrant transactions were structured to reduce the potential future share dilution associated with the conversion of the Convertible Notes.

The note hedge transactions include an option for us to purchase 12.1 million shares expiring on February 1, 2012, and an option to purchase 12.1 million shares expiring on February 1, 2014. The options may be settled in net shares or cash, at our option. The cost of the note hedge transactions to us was approximately $103 million for the five-year call option and $125 million for the seven-year call option, and has been accounted for as an equity transaction in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF No. 00-19). The warrants were issued in two tranches, one to purchase 12.1 million shares expiring in May 2012 with a strike price of $36.92, and one to purchase 12.1 million shares expiring in May 2014 with a strike price of $40.40. The warrants may be settled on a net exercise basis, either in shares of stock or cash, at our option. We received approximately $145 million in cash proceeds from the sale of these warrants. The value of the warrants has been classified as equity because they meet all of the equity classification criteria within EITF No. 00-19.

In accordance with SFAS No. 128, Earnings Per Share (SFAS 128), the Convertible Notes will have no impact on diluted earnings per share, or EPS, until the price of our common stock exceeds the conversion price (initially $28.84 per share) because the principal amount of the Convertible Notes will be settled in cash upon conversion. Prior to conversion we will include the effect of the additional shares that may be issued if our common stock price exceeds the conversion price, using the treasury stock method.

Also, in accordance with SFAS 128, the warrants sold in connection with the hedge transactions will have no impact on EPS until our share price exceeds $36.92 for the warrants that expire on May 1, 2012 and $40.40 for the warrants that expire on May 1, 2014. Prior to exercise, we will include the effect of additional shares that may be issued using the treasury stock method. The call options purchased as part of the note hedge transactions are anti-dilutive and therefore will have no impact on EPS.

As discussed in Note 2, in May 2008, the FASB issued FSP APB 14-1. The FSP will require us to separately account for the liability and equity components of the instrument in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP will require bifurcation of a component of the debt, classification of that component in equity and then accretion of the resulting discount on the debt as part of interest expense being reflected in the income statement. In addition, the FSP will require certain additional disclosures that were not included in the original proposal. The FSP will be effective for fiscal years beginning after December 15, 2008 and we are required to adopt the FSP in our first quarter of fiscal 2010. The FSP will not permit early application and will require retrospective application to all periods presented.

Uncommitted lines of credit

At June 30, 2008 and June 30, 2007, we and our subsidiaries had uncommitted lines of credit aggregating approximately $427 million and $386 million, respectively. No amounts were drawn from these lines of credit as of June 30, 2008 and June 30, 2007. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

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

In the fiscal years ended June 30, income (loss) before income taxes and the provision for (benefit from) income taxes consisted of the following (in millions):

	2008	2007	2006
Income (loss) before income taxes:
United States	$155	$129	$(1,097)
Foreign	455	454	422

Total income (loss) before income taxes	$610	$583	$(675)

Provision for (benefit from) income taxes:
Current:
United States federal	$(113)	$(42)	$77
State	5	(9)	(5)
Foreign	154	126	143

Total current income taxes	46	75	215
Deferred:
United States federal	220	33	1
State	(23)	3	—
Foreign	(36)	(1)	(27)

Total deferred income taxes	161	35	(26)

Provision for (benefit from) income taxes	$207	$110	$189

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our deferred tax assets and liabilities, at June 30, were as follows (in millions):

	2008	2007
Deferred tax assets:
Inventory valuation	$35	$41
Reserves and other accrued expenses	195	222
Compensation not currently deductible	155	187
Net operating loss carryforwards	321	725
Deferred revenue	259	333
Tax credits carryforward	716	711
Investment impairments	57	101
Restructuring liability	114	97
Acquisition-related intangibles	89	93
Tax credits on unremitted earnings of foreign subsidiaries	380	588
Fixed assets	227	294
Convertible notes	72	85
Other	70	96

Gross deferred tax assets	2,690	3,573
Valuation allowance	(1,642)	(2,373)

Realizable deferred tax assets	1,048	1,200
Deferred tax liabilities:
Net unremitted earnings of foreign subsidiaries	(644)	(887)
Acquisition-related intangibles	(56)	(115)
Other	(58)	(49)

Gross deferred tax liabilities	(758)	(1,051)

Net deferred tax assets	$290	$149

The following table presents an analysis of our valuation allowance activity (in millions):

Total
Balance at June 30, 2006	$(2,416)
Changes to income tax provision	18
Changes to other accounts	25

Balance at June 30, 2007	$(2,373)
Changes to income tax provision	572
Changes to other accounts	159

Balance at June 30, 2008	$(1,642)

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the difference, for fiscal years ended June 30, were as follows (in millions):

	2008	2007	2006
Expected tax rate at 35%	$214	$204	$(236)
State income taxes, net of federal tax benefit	6	5	3
Foreign income taxes	(40)	(29)	(31)
Acquired in-process research and development	—	—	21
Repatriation of foreign earnings	—	(14)	58
General business tax credits	(22)	(91)	(29)
Valuation allowance	59	82	393
U.S. tax settlements	(4)	(39)	—
Other	(6)	(8)	10

Provision (benefit) for income taxes	$207	$110	$189

U.S. income taxes have been provided on all undistributed earnings of our foreign subsidiaries. As of June 30, 2008, there are no earnings that are considered to be permanently invested in operations outside of the U.S. However, we may elect to permanently invest in operations outside of the U.S. in the future. During the fourth quarter of fiscal 2006, we repatriated $2 billion of foreign earnings, the majority of which was eligible to be taxed at a reduced effective tax rate under the Foreign Earnings Repatriation Provision of the American Jobs Creation Act.

As of June 30, 2008, we had aggregate federal net operating loss carryforwards of $88 million. If not utilized, these carryforwards will expire in fiscal years 2012 through 2026. The use of the federal net operating loss carryforwards in any one fiscal year is limited due to prior changes in ownership incurred by acquired companies. As of June 30, 2008, we had aggregate state net operating loss carryforwards of $995 million. If not utilized, these carryforwards will expire in fiscal years 2009 through 2027.

As of June 30, 2008, we had aggregate foreign net operating loss carryforwards of $937 million. Foreign net operating loss carryforwards of $52 million, if unused, will expire in fiscal years 2011 through 2018. The remaining foreign operating loss carryforwards of $885 million have an indefinite life.

As of June 30, 2008, we had federal and state tax credit carryforwards for income tax purposes of $555 and $370 million, respectively. If not utilized, the federal credits of $550 million will expire in fiscal years 2011 through 2028. The remaining federal tax credit carryforwards of $5 million have an indefinite life. State tax credit carryforwards of $55 million will expire in fiscal years 2009 through 2026. The remaining state tax credit carryforwards of $315 million have an indefinite life.

For fiscal 2008 and 2007, the provision includes a reduction in income taxes payable in the U.S. of $3 million and $24 million, respectively, from deductions associated with our various stock option plans with a credit to stockholders’ equity. The provision for fiscal 2006 does not reflect the tax savings resulting from deductions associated with our various stock option plans.

Deferred tax assets of approximately $5 million pertain to certain deductible temporary differences and net operating loss carryforwards acquired in certain purchase business combinations. When realized, the reversal of the valuation allowance will be accounted for as a credit to existing goodwill or other long-term intangibles of the acquired entity rather than as a reduction of the period’s income tax provision. If no goodwill or long-term intangible assets remain, the credit would reduce the income tax provision in the current period.

In connection with our fiscal 2008 acquisitions, we recorded $814 million of goodwill. Of that total amount, approximately $686 million is expected to be deductible for tax purposes over 15 years. None of the goodwill recorded for our fiscal 2007 and 2006 acquisitions is expected to be deductible. Refer to Footnote 4 of our consolidated financial statements for further information regarding business combinations.

Deferred tax assets of approximately $72 million relate to convertible debt. When realized, the reversal of the valuation allowance will be accounted for as a credit to stockholders’ equity rather than as a reduction to the income tax provision.

We believe it is more likely than not that $290 million of deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards, and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

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

On July 1, 2007, we adopted FIN 48. As a result of the implementation of FIN 48, we increased the liability for net unrecognized tax benefits by $204 million. The cumulative effect of the change in accounting principle resulted in an increase in retained earnings of $9 million. In addition, the requirements of the adoption of FIN 48 resulted in adjustments to other balance sheet accounts of $213 million, principally related to the reclassification of a portion of the valuation allowance on our deferred tax assets. The total amount of gross unrecognized tax benefits at the date of adoption was $410 million, including interest and penalties of $35 million.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in millions):

2008
Balance at July 1, 2007 (date of adoption)	$375
Increases related to tax positions of the current year	10
Increases related to tax positions of prior years	30
Reductions for tax positions of prior years	(135)
Lapse of statute of limitations	(51)
Settlements	—

Balance at June 30, 2008	$229

The total amount of gross unrecognized tax benefits was $229 million as of June 30, 2008. Of this amount, $117 million would benefit our tax provisions if realized and the remaining $112 million which relates to acquisition-related reserves, would adjust goodwill if realized.

Our policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations. During fiscal 2008, interest and penalties included in income tax expense was not material. We had $35 million of accrued interest and penalties related to unrecognized tax benefits as of June 30, 2008 and as of the date of adoption.

During fiscal 2008, we settled the Internal Revenue Service income tax audits for fiscal 2003 through 2005. As a result of the settlement of these IRS audits, we reduced our liability for net unrecognized tax benefits by $132 million, of which $4 million resulted in a tax benefit, $27 million resulted in an increase to additional-paid-in-capital and the remainder was offset by utilization of our net operating loss carryovers and reversal of the valuation allowance.

We have been notified that the IRS intends to examine our tax returns filed for fiscal years 2006 and 2007. Although the ultimate outcome is unknown, we have reserved for potential adjustments that may result from the upcoming examination and we believe that the final outcome will not have a material affect on our results of operations.

We conduct business globally and, as a result, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, France, Germany, Japan, the Netherlands, United Kingdom and the United States. With few exceptions, we are no longer subject to U.S. federal, state, local, and non-U.S. income tax examinations for fiscal years before 2001.

Although the timing of the resolution and/or closure on audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change within the next 12 months. We believe it is reasonably possible that there could be a reduction in our tax liabilities up to $88 million within the next 12 months.

11.    Commitments and Contingencies

Operating Lease Commitments

We lease certain facilities and equipment under non-cancelable operating leases. During fiscal 2008, 2007 and 2006, we elected to exit certain building leases and building projects, but still have obligations on these particular facilities. See Note 6 for further detail.

At June 30, 2008, the future minimum annual lease payments for all occupied and exited facility leases were approximately (in millions):

	Non-cancelable Operating Leases	Non-cancelable Subleases	Net Payments
Fiscal 2009	$188	$(16)	$172
Fiscal 2010	155	(16)	139
Fiscal 2011	123	(13)	110
Fiscal 2012	88	(11)	77
Fiscal 2013	65	(9)	56
Thereafter	143	(26)	117

	$762	$(91)	$671

Rent expense under the non-cancelable operating leases was $180 million, $186 million and $155 million in fiscal 2008, 2007 and 2006, respectively.

Asset Retirement Obligations and Environmental Liabilities

We have asset retirement obligations primarily resulting from certain leased facilities where we have contractual commitments to remove leasehold improvements and return the property to a specified condition when the lease terminates. At June 30, 2008 and 2007, the net present value of these obligations was $42 million and $32 million, respectively, and were primarily classified in other non-current obligations. At June 30, 2008 and 2007, the asset balances related to our asset retirement obligations approximated $14 million and $6 million, respectively. The amount of amortization of the associated leasehold assets and accretion expense associated with our asset retirement obligations have not been material.

Guarantees, Letters of Credit and Indemnification Obligations

In the normal course of our business, we issue guarantees and letters of credit to numerous third-parties and for various purposes such as lease obligations, performance guarantees and state and local governmental agencies, requirements. At June 30, 2008, we had approximately $52 million of outstanding financial letters of credit.

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

We utilized several contract manufacturers to manufacture sub-assemblies for our products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by us. We also obtain individual components for our products from a variety of individual suppliers. We acquire components through a combination of purchase orders, supplier contracts and open orders based on projected demand information. Such purchase commitments are based on our forecasted component and manufacturing requirements and typically provide for fulfillment within agreed-upon lead-times and/or commercially standard lead-times for the particular part or product. We estimate that these contractual obligations at June 30, 2008 were no more than $595 million and were primarily due in less than one year from June 30, 2008. This amount does not include contractual obligations recorded on the Consolidated Balance Sheets as current liabilities. Additionally, we have committed to purchase certain outsourced services where we would incur a penalty if the agreement was canceled prior to a contractual minimum term. We estimate that our contractual obligations associated with outsourced services at June 30, 2008 were no more than $16 million. Our asset retirement obligations arise from leased facilities where we have contractual commitments to remove leasehold improvements and return the property to a specified condition when the lease terminates.

In fiscal 2006, as part of our service-based sales arrangement involving a governmental institution in Mexico, we were required to issue three guarantee bonds, with the total amount of approximately $41 million, as collateral guaranteeing our performance under the arrangement. The bonds required a security deposit of $41 million, paid to surety companies, which was classified as Other non-current assets, net, in our June 30, 2007 Consolidated Balance Sheet. In fiscal 2008, the security deposit of $41 million was returned to us and replaced with a cash secured letter of credit of $21 million. The deposits of $21 million used to secure the letter of credit is classified as Other non-current assets, net, in our June 30, 2008 Consolidated Balance Sheet, respectively.

Litigation and Other Contingencies

In fiscal 2005, the GSA began auditing our records under the agreements it had with us at that time. A lawsuit related to the audit and our performance under our GSA contract and other government contracts has been filed against us in the United States District Court for the District of Arkansas. It includes claims under the Federal False Claims and Anti-Kickback Acts, as well as breach of contract and other claims, including claims related to certain rebates, discounts and other payments or benefits provided by us to our resellers and technology integrators. The parties continue to discuss the nature of the government’s current and potential claims on our GSA and other government sales. If this matter proceeds to trial, possible sanctions include an award of damages, including treble damages, fines, penalties and other sanctions, up to and including suspension or debarment from sales to the federal government. Although we are interested in pursuing an amicable resolution, we intend to present a vigorous factual and legal defense throughout the course of these proceedings.

As required by SFAS 5, we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and such amounts are reflected in our Consolidated Financial Statements. Litigation is inherently unpredictable and it is difficult to predict the outcome of particular matters with reasonable certainty and, therefore, the actual amount of any loss may prove to be larger or smaller than the amounts reflected in our Consolidated Financial Statements.

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

Based on the agreements with Microsoft described above, we recognized $45 million, $54 million and $54 million in settlement income in the fiscal years ended 2008, 2007 and 2006, respectively, and will maintain a deferred gain of approximately $352 million, primarily related to the prepaid nonrefundable royalty paid by Microsoft under the technical collaboration agreement, as other non-current obligations until the earlier of usage of the royalties by Microsoft or such time as all our obligations have been met.

13.    Stockholders’ Equity

Stockholders’ Rights Plan

Effective May 31, 2006, our Board of Directors voted to terminate our Stockholders’ Rights Plan, which was originally scheduled to expire on July 25, 2012.

Authorized Preferred Stock

We are authorized to issue up to 10 million shares of preferred stock, with preferences to be determined at the discretion of the Board of the Directors at the time of the issuance. As of June 30, 2008, we have no preferred stock issued and outstanding.

Common Stock Repurchase Programs

In May 2007, our Board of Directors authorized management to repurchase up to $3 billion of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions, repayment of debt and our share price. During the fiscal years ended June 30, 2008 and 2007, we repurchased approximately 151 million shares or $2.8 billion, and 9.7 million shares or $200 million, respectively, of common stock under this repurchase authorization. During fiscal years 2007 and 2006, we did not repurchase common stock under our prior repurchase authorization announced in February 2001, which was canceled at the inception of the new plan. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

When treasury shares are reissued, any excess of the acquisition costs of the shares, determined on a first-in-first-out basis, over the proceeds from reissuance is charged to additional paid-in-capital to the extent of previous credits on similar transactions, with any remaining amounts charged to retained earnings.

14.    Employee Benefit Plans

Stock-based compensation

We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and restricted stock-based awards, including restricted stock units, performance-based restricted stock units and restricted stock awards . These awards are granted under our 2007 Omnibus Incentive Plan, which was approved by our stockholders on November 8, 2007. Stock options and restricted stock unit awards are generally time-based, vesting 25% on each annual anniversary of the grant date over four years. Stock options generally expire eight years from the date of grant. Performance-based restricted stock unit awards generally vest as to 25% on the date of determination of the satisfaction of the performance criteria and as to an additional 25% on each anniversary of such determination date. Restricted stock awards are generally time-based and vest 50% in two tranches within a five year period from the grant date. We use the straight line attribution method for recognizing the expense associated with these grants. Under the 2007 Omnibus Incentive Plan, a newly elected, non-employee member of our Board of Directors who is not a partner, officer, director or affiliate of an entity having an equity investment in us is granted a restricted stock unit award on the date he or she becomes a member of our Board of Directors. In addition, on the date of each annual meeting of stockholders, each non-employee director who is re-elected and has served on our Board of Directors for at least six months is automatically granted a restricted stock unit award. The restricted stock unit awards granted to the non-employee members of our Board of Directors are generally time-based, vesting as to 20% on each annual anniversary of the grant date over five years. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the date of purchase. Shares issued as a result of stock option exercises, restricted stock-based awards and our ESPP are generally first issued out of treasury stock. As of June 30, 2008, we had approximately 112 million shares of common stock reserved for future issuance under these plans.

On July 1, 2005, we adopted the provisions of SFAS No. 123(R), “Shared-Based Payment” (SFAS 123(R)), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123(R). Under this transition method, stock-based compensation expense after adoption includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to July 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, ESPP and options assumed as a result of our acquisitions included in our Consolidated Statements of Operations (in millions):

	Fiscal Year Ended June 30, 2008	Fiscal Year Ended June 30, 2007	Fiscal Year Ended June 30, 2006
Cost of sales — products	$12	$13	$10
Cost of sales — services	38	31	29
Research and development	67	64	74
Selling, general and administrative	97	106	112

Stock-based compensation expense	$214	$214	$225

Net cash proceeds from the exercise of stock options were $77 million, $163 million, and $129 million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

The fair value of stock-based awards including assumed options from the purchase of MySQL was estimated using the Black-Scholes model with the following weighted-average assumptions for the fiscal years ended June 30, 2008 and June 30, 2007, respectively:

	Options			Employee Stock Purchase Plan
	2008	2007	2006	2006
Expected life (in years)	4.3	4.6	4.8	0.5
Interest rate	3.38%	4.69%	4.41%	4.0%
Volatility	41.57%	46.00%	52.74%	35.29%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$9.64	$9.08	$8.40	$3.68

Our computation of expected volatility for the fiscal year ended June 30, 2008, is based on a combination of historical and market-based implied volatility. Our computation of expected life is based on historical settlement patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Stock option activity for the fiscal years ended June 30, 2008, is as follows (in millions, except per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2005	139	$47.76	4.6	$38
Grants and acquisition-related assumed options	24	13.60
Exercises	(10)	12.68
Forfeitures or expirations	(22)	42.20

Outstanding at June 30, 2006	131	$45.12	4.3	$140
Grants and acquisition-related assumed options	7	20.36
Exercises	(12)	13.84
Forfeitures or expirations	(22)	49.40

Outstanding at June 30, 2007	104	$46.11	3.8	$329
Grants (includes options assumed from MySQL)	20	9.38
Exercises	(12)	6.67
Forfeitures or expirations	(21)	93.41

Outstanding at June 30, 2008	91	$32.05	3.92	$46

Exercisable at June 30, 2008	65	$38.26	2.94	$24

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of our fiscal 2008 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised was $124 million and $99 million for the fiscal years ended June 30, 2008 and June 30, 2007, respectively. The total fair value of options that vested during the fiscal years ended June 30, 2008 and June 30, 2007, was $117 million and $120 million, respectively.

As of June 30, 2008, $188 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of two years.

The following table summarizes our restricted stock award activity for the fiscal years ended June 30, 2008 (in millions, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value (per share)
Restricted stock at June 30, 2005	1	$19.20
Granted	12	16.59
Vested	—	—
Forfeited	(1)	16.35

Restricted stock at June 30, 2006	12	$16.65

Granted	10	21.15
Vested	(5)	15.18
Forfeited	(2)	18.28

Restricted stock awards at June 30, 2007	15	$20.01
Granted	11	19.65
Vested	(1)	19.49
Forfeited	(2)	20.00

Restricted stock awards at June 30, 2008	23	$19.90

As of June 30, 2008, we retained purchase rights to 71,114 shares issued pursuant to stock purchase agreements and other stock plans at a weighted-average price of approximately $0.02. As of June 30, 2008, $334 million of total unrecognized compensation costs related to restricted stock based awards is expected to be recognized over a weighted-average period of three years.

Defined contribution plans

We have a 401(k) plan known as the Sun Microsystems, Inc. Tax Deferred Retirement Savings Plan (Plan). The Plan is available to all regular employees on our U.S. payroll and provides employees with tax deferred salary deductions and alternative investment options. The Plan does not provide employees with the option to invest in our common stock. Employees may contribute up to 30% of their salary, subject to certain limitations. We match employees’ contributions to the Plan at a maximum of 4% of eligible compensation up to the annual maximum of $6,800. We expensed $80 million, $86 million and $83 million in the fiscal 2008, 2007 and 2006, respectively, for our contributions to the Plan. Our contributions to the Plan vest 100% upon contribution.

Defined benefit plans

Effective June 30, 2007, we adopted SFAS 158, which requires us to record non-cash adjustments to recognize the funded status of each of our defined pension and postretirement benefit plans as a net asset or liability in our statement of financial position with a corresponding amount recorded in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. For the period ended June 30, 2007, SFAS 158 required us to measure the funded status of each of our plans as of the date of our year-end statement of financial position. The effect of applying SFAS 158 on the individual line items in the consolidated balance sheet as of June 30, 2007 was immaterial. Additionally, for the period ended June 30, 2008, SFAS 158 requires that the measurement date of benefit obligations be the same as our fiscal year-end. The measurement date for a majority of our plans historically has been June 30, therefore, the measurement date provisions of SFAS 158 did not result in a material adjustment in fiscal 2008.

We sponsor a number of qualified defined benefit pension plans primarily outside the United States. We also have an unfunded nonqualified pension plan covering certain executives that are based on targeted wage replacement percentages. We deposit funds for these plans, consistent with the requirements of local law, with insurance companies, third-party trustees, or into government-managed accounts and accrue for the unfunded portion of the obligation.

We aggregate all of our defined benefit plans for disclosure purposes, as the amounts that would be reported individually for our plans are considered insignificant.

There were no material plan amendments, benefit modifications or related events that took place during fiscal 2008 or fiscal 2007.

Change in benefit obligations, for the fiscal years ended June 30, were as follows (in millions):

	2008	2007
Benefit obligation at beginning of year	$310	$295
Service cost	18	20
Interest cost	15	13
Plan participants’ contributions	2	1
Amendments		1
Actuarial gains	(65)	(10)
Benefits paid	(8)	(5)
Exchange rate movements	38	14
Curtailments, settlements, and other	(2)	(19)

Benefit obligation at end of year	$308	$310

Change in plan assets, for the fiscal year ended June 30, were as follows (in millions):

	2008	2007
Fair value of plan assets at beginning of year	$206	$172
Actual return on plan assets	(5)	14
Employer contributions	24	24
Plan participants’ contributions	2	1
Benefits paid	(7)	(5)
Exchange rate movements	30	8
Curtailments, settlements, and other	(4)	(8)

Fair value of plan assets at end of year	246	206

Unfunded status	$(62)	$(104)

Noncurrent asset	$27	$4
Current liability	(20)	(25)
Noncurrent liability	(69)	(83)

Net obligation recognized in the statement of financial position	$(62)	$(104)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial unrecognized (gain) loss	$(25)	$5
Net prior service cost	13	14
Transition obligation	1	1

	$(11)	$20

The total accumulated benefit obligation, the accumulated benefit obligation (ABO) and fair value of plan assets for our defined benefit pension plans with accumulated benefit obligations in excess of plan assets, and the projected benefit obligation and fair value of plan assets for defined benefit pension plans with projected benefit obligations (PBO) in excess of plan assets, for the fiscal year ended June 30, were as follows (in millions):

	2008	2007
Accumulated Benefit Obligation	$251	$240
Plans with ABO in excess of plan assets
ABO	$113	$135
Fair value of plan assets	$68	$88
Plans with PBO in excess of plan assets
PBO	$241	$276
Fair value of plan assets	$152	$175

The components of pension expense along with the assumptions used to determine benefit obligations, for the fiscal year ended June 30, were as follows (in millions):

	2008	2007	2006
Service cost	$19	$20	$24
Interest cost	14	12	13
Expected return on plan assets	(11)	(9)	(10)
Amortization of prior service cost	2	2	2
Recognized net actuarial loss	1	2	2
Curtailments, settlements, and other losses	1	1
Net expense	$26	$28	$31

Weighted-average assumptions used to determine benefit obligations at June 30(a) :
Discount rate	4.7%	4.4%	4.1%
Rate of compensation increase	2.7%	2.8%	3.1%
Weighted-average assumptions used to determine net expense for years ended June 30(b):
Discount rate	4.3%	4.1%	3.9%
Expected return on plan assets	4.8%	5.3%	5.1%
Rate of compensation increase	2.9%	2.8%	3.0%

(a)	Determined as of end of year.
(b)	Determined as of beginning of year and updated for remeasurements. Appropriate discount rates were used during 2008 to measure the effects of curtailments and plan amendments on various plans.

Estimated amounts to be amortized from Accumulated other comprehensive income into net periodic benefit cost during 2009 based on June 30, 2008 plan measurements, were as follows (in millions):

Amortization of prior service cost	$2
Amortization of transition obligation	—
Recognized net actuarial loss	—

$2

Discount Rate

We set the discount rate assumption annually for each of our retirement-related benefit plans at their respective measurement dates to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to address projected future benefits. The weighted average rate established discount rate for our defined benefit pension plans was 4.7% for the fiscal year-end 2008.

Long-term Rate of Return on Plan Assets and Target Asset Allocations

To determine the expected long-term rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. We apply our expected rate of return to a market-related value of assets, which stabilizes variability in the amounts to which we apply that expected return. While we give appropriate consideration to recent fund performance and historical returns, the assumptions are primarily long term, prospective rates of return. Plan fiduciaries set investment policies and strategies for the plan assets and oversee its investment allocation, which includes selecting investment managers and setting long-term strategic targets. Long-term strategic investment objectives include preserving the funded status of the plan and balancing risk and return. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range. Because of the diversity in practice between geographies and our different pension funds in how target allocations are determined, we have not supplied this information as it is not considered useful to the readers of the financial statements. The weighted average expected long-term rate of return on our defined benefit plans assets used to determine net pension expense for fiscal 2008 was 4.8% compared to 5.3% for fiscal 2007 and 5.1% in fiscal 2006.

Plan Assets

Plan assets are valued using quoted market prices when available. Assets for which quoted market prices are not available are valued using independent pricing vendors, dealer or counterparty supplied valuations and net asset values provided by fund managers or portfolio investment advisors whose fair value estimates may utilize appraisals of the underlying assets or discounted cash flow models.

Our defined benefit pension plans have the following asset allocations, as of their respective measurement dates in fiscal years ended June 30:

	Plans Actual Percentage of Plan Assets
Asset Category	2008	2007
Equity securities	25.7%	30.6%
Debt securities	68.8%	63.4%
Real estate	2.4%	3.0%
Other	3.1%	3.0%

Total	100%	100%

Plan Funding Policy and Contributions

Our practice is to fund the various pension plans in amounts at least sufficient to meet the minimum requirements of local laws and regulations or to directly pay benefit payments where appropriate. We made pension contributions to the defined benefit pension plans, or made direct payments where appropriate, for the fiscal year ended June 30, as follows (in millions):

	June 30,
	2008	2007	2006
Pension plan contributions and direct payments to plan participants	$31	$26	$21

As of June 30, 2008, we do not have any contributions due, and we do not expect to make any discretionary contributions into the defined benefit pension plans. During fiscal 2009 we expect to contribute or pay benefits of approximately $20 million to our defined benefit pension plans.

Benefit Payments

The following benefit payments, which include assumptions related to estimated future employee service, as appropriate, are expected to be paid in the future (in millions):

Pension Benefits(a)
2009	$8
2010	$7
2011	$13
2012	$12
2013	$16
2014-2018	$50

(a)	Benefits for most non-U.S. pension plans are paid out of plan assets rather than our cash.

15.    Operating Segments

We design, manufacture, market and service network computing infrastructure solutions that consist of Computer Systems (hardware and software), Storage (hardware and software), Support Services (Support Services and Managed Services) and Professional Services and Educational Services. Our organization is primarily structured in a functional manner. During the periods presented, our Chief Executive Officer was identified as our Chief Operating Decision Maker (CODM) as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131).

Our CODM manages our company based primarily on broad functional categories of sales, services, manufacturing, product development and engineering and marketing and strategy. Starting in fiscal 2008, our CODM reviews consolidated financial information on revenues and gross margins for products and services and also reviews operating expenses. Our CODM does not use assets allocation for purposes of making decisions about allocating resources to the segment and assessing segment’s performance. Our Product Group segment comprises our end-to-end networking architecture of computing products including our Computer Systems and Storage product lines. Our Services Group segment comprises a full range of services to existing and new customers, including Support Services (Support Services and Managed Services) and Professional Services and Educational Services.

We have a Worldwide Operations (WWOPS) organization and a Global Sales and Services (GSS) organization that are responsible for the manufacturing and sale, respectively, of all of our products. CODM holds GSS accountable for overall products and services revenue and margins on a consolidated level. GSS and WWOPS manage the majority of our accounts receivable and inventory, respectively. In addition, we have a Worldwide Marketing Organization (WMO) that is responsible for developing and executing our overall corporate, strategic and product marketing and advertising strategies. The CODM looks to this functional organization for advertising, pricing and other marketing strategies for the products and services delivered to market.

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

Segment Information

The following table presents revenues and operating income (loss) for our segments (in millions):

	Product Group	Services Group	Total
2008
Revenues	$8,618	$5,262	$13,880

Gross margin	$3,950	$2,505	$6,455
Operating expenses			(6,083)

Operating income			$372

2007(1)
Revenues	$8,771	$5,102	$13,873

Gross margin	$3,960	$2,305	$6,265
Operating expenses			(5,956)

Operating income			$309

2006(1)
Revenues	$8,371	$4,697	$13,068

Gross margin	$3,544	$2,085	$5,629
Operating expenses			(6,499)

Operating loss			$(870)

(1)	Reported segment operating income (loss) was adjusted to reflect a change in the measure of segment results used by our CODM. Starting in fiscal 2008, our CODM reviews revenue and gross margins for the products and services segments. Our CODM also reviews total operating expenses and operating income (loss) at the consolidated level.

Product information

Our Product revenue is comprised of revenue from Computer Systems products and Storage products. Our Services revenue consists of sales from two classes of services: (1) Support Services (Support and Managed Services) and (2) Professional Services and Educational Services. Support Services are services that offer customers technical support, software and firmware updates, online tools, product repair and maintenance and preventive services for system, storage and software products. Managed services include on-site and remote monitoring and management for the components of their IT infrastructure, including operating systems, third-party and custom applications, databases, networks, security, storage and the web. Professional Services are services that enable customers to reduce costs and complexity, improve operational efficiency and build or transform their IT infrastructure. Professional Services include IT assessments, architectural services, implementation services and consolidation and migration services. Educational Services include training and certification for individuals and teams. The following table provides external revenue for similar classes of products and services for the last three fiscal years (in millions):

	2008	2007	2006
Computer Systems products	$6,264	$6,455	$5,997
Storage products	2,354	2,316	2,374

Total products revenue	$8,618	$8,771	$8,371

Support Services	$4,023	$3,962	$3,678
Professional Services and Educational Services	1,239	1,140	1,019

Total services revenue	$5,262	$5,102	$4,697

Geographic information

Our significant operations outside the U.S. include manufacturing facilities, design centers and sales offices in Europe, Middle East and Africa (EMEA), as well as the Asia Pacific (APAC) and Canada and Latin America (International Americas). Intercompany transfers between operating segments and geographic areas are primarily accounted for at prices that approximate arm’s length transactions. In fiscal 2008, 2007 and 2006, sales between segments are recorded at standard cost. Information regarding geographic areas at June 30 and for each of the years then ended, was as follows (in millions):

	U.S.	International Americas	Americas — Total	EMEA	APAC	Total
2008
Sales to unaffiliated customers	$5,198	$1,002	$6,200	$5,247	$2,433	$13,880
Long-lived assets (excluding investments and deferred tax assets)	$4,875	$77	$4,952	$421	$31	$5,404

2007
Sales to unaffiliated customers	$5,641	$863	$6,504	$4,999	$2,370	$13,873
Long-lived assets (excluding investments and deferred tax assets)	$3,925	$158	$4,083	$797	$88	$4,968

2006(1)
Sales to unaffiliated customers	$5,535	$755	$6,290	$4,646	$2,132	$13,068
Long-lived assets (excluding investments and deferred tax assets)	$4,993	$133	$5,126	$617	$104	$5,847

(1)	Geographic revenue reported for fiscal 2006 has been adjusted to reflect an immaterial correction in intercompany revenue to properly report country origin.

Customer Information

Sales to Avnet, the largest distributor of our products, accounted for approximately 11% of our net revenues in each of fiscal 2008, 2007 and 2006. In January 2007, Access Distribution, the largest distributor of our products at the time, was sold to Avnet by General Electric Company. Avnet was StorageTek’s largest distributor and became a distributor of Sun products after our acquisition of StorageTek in August 2005. The net revenue percentages for fiscal 2007 and 2006 represent sales to Avnet and Access Distribution on a combined basis. No other customer accounted for more than 10% of our net revenues in fiscal 2008. Accounts receivable from Avnet and Access Distribution and its subsidiaries in the aggregate was approximately 9% and 13% of total accounts receivable as of June 30, 2008 and 2007, respectively.

16.    Related Parties

In fiscal 2008, 2007 and 2006, we conducted transactions with Intuit, Inc. (Intuit), a company considered to be a related party. Stephen Bennett was the President and Chief Executive Officer of Intuit until January 2008, and was appointed a member of our Board of Directors effective June 2004. Since Mr. Bennett’s appointment through January 1, 2008, the amount of net revenues and expenses recognized for Intuit were not material. In fiscal 2007 and 2008, we conducted transactions with Flextronics International Ltd. and its subsidiaries (Flextronics), entities considered to be related parties. Michael Marks was the Chairman of Flextronics’s Board of Directors until January 10, 2008, and was appointed a member of our Board of Directors effective April 2007. During fiscal 2008 through January 10, 2008, we recognized approximately $18 million in net revenue and approximately $2 million in expenses with Flextronics. In fiscal 2007 we recognized approximately $16 million in net revenues and approximately $2 million in expenses from Flextronics since Mr. Mark’s appointment.

17.    Legal Proceedings and Contingencies

In fiscal 2005, the GSA began auditing our records under the agreements it had with us at that time. A lawsuit related to the audit and our performance under our GSA contract and other government contracts has been filed against us in the United States District Court for the District of Arkansas. It includes claims under the Federal False Claims and Anti-Kickback Acts, as well as breach of contract and other claims, including claims related to certain rebates, discounts and other payments or benefits provided by us to our resellers and technology integrators. The parties continue to discuss the nature of the government’s current and potential claims on our GSA and other government sales. If this matter proceeds to trial, possible sanctions include an award of damages, including treble damages, fines, penalties and other sanctions, up to and including suspension or debarment from sales to the federal government. Although we are interested in pursuing an amicable resolution, we intend to present a vigorous factual and legal defense throughout the course of these proceedings.

As required by SFAS 5, we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and such amounts are reflected in our Consolidated Financial Statements. Litigation is inherently unpredictable and it is difficult to predict the outcome of particular matters with reasonable certainty and, therefore, the actual amount of any loss may prove to be larger or smaller than the amounts reflected in our consolidated financial statements.

18.    Subsequent Event

On July 31, 2008, our Board of Directors authorized management to repurchase up to $1 billion of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions, repayment of debt and our share price.

19.    Quarterly Financial Data (Unaudited)

Our first three quarters in fiscal 2008 ended on September 30, December 30 and March 30 and in fiscal 2007 ended on October 1, December 31 and April 1. Our fourth quarter ends on June 30.

The following tables contain selected unaudited Consolidated Statement of Operations data for each quarter of fiscal 2008 and 2007 (in millions, except per share amounts):

	Fiscal 2008 Quarter Ended
	September 30	December 30	March 30	June 30
Net revenues	$3,219	$3,615	$3,266	$3,780
Gross margin	1,561	1,753	1,468	1,673
Operating income (loss)	63	262	(16)	63
Net income (loss)	89	260	(34)	88
Net income (loss) per common share(1):
Basic	0.10	0.32	(0.04)	0.11
Diluted	0.10	0.31	(0.04)	0.11
Weighted average shares outstanding:
Basic	866	806	785	772
Diluted	884	826	785	776

	Fiscal 2007 Quarter Ended
	October 1	December 31	April 1	June 30
Net revenues	$3,189	$3,566	$3,283	$3,835
Gross margin	1,388	1,604	1,461	1,812
Operating income (loss)	(64)	93	(45)	325
Net income (loss)	(56)	133	67	329
Net income (loss) per common share(1):
Basic	(0.06)	0.15	0.08	0.37
Diluted	(0.06)	0.15	0.07	0.36
Weighted average shares outstanding:
Basic	874	881	887	889
Diluted	874	907	915	908

(1)	Net income (loss) per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual per common share information.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sun Microsystems, Inc.

We have audited the accompanying consolidated balance sheets of Sun Microsystems, Inc. as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sun Microsystems, Inc. at June 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in fiscal year 2008, Sun Microsystems, Inc. changed its method of accounting for uncertain tax positions in accordance with guidance provided in Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sun Microsystems, Inc.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 26, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California

August 26, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sun Microsystems, Inc.

We have audited Sun Microsystems, Inc.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sun Microsystems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sun Microsystems, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sun Microsystems, Inc. as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008 and our report dated August 26, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California

August 26, 2008

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) of the Securities Exchange Act of 1934). This evaluation included consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

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

Based on the results of our evaluation, management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on the results of this assessment, management (including our chief executive officer and our chief financial officer) has concluded that, as of that date, our internal control over financial reporting was effective.

The attestation report concerning the effectiveness of our internal control over financial reporting as of June 30, 2008, issued by Ernst & Young LLP, Independent Registered Public Accounting Firm, appears on page 90 of our Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors is incorporated herein by reference to the information contained under the caption “Proposal 1 — Election of Directors” in our 2008 Proxy Statement for the 2008 Annual Meeting of Stockholders (the 2008 Proxy Statement). Information regarding our current executive officers is found under the caption “Executive Officers of the Registrant” in Part I hereof and is incorporated by reference herein. Information regarding Section 16 reporting compliance is incorporated herein by reference to information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2008 Proxy Statement. The identity of our Audit Committee members and information regarding the “audit committee financial experts” on our Audit Committee is incorporated herein by reference to information contained under the caption “About our Board and Its Committees” in our 2008 Proxy Statement. Finally, information regarding our code of ethics is contained under the caption “Corporate Governance — Standards of Business Conduct” in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information contained under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Leadership Development and Compensation Committee” in our 2008 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2008 Proxy Statement.

Equity Compensation Plan Information

The following table presents a summary of outstanding stock options and securities available for future grant under our stockholder approved and non-stockholder-approved equity compensation plans as of June 30, 2008 (in millions, except per share amounts).

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (excluding ESPP)	106	$26.30	101
Equity compensation plans not approved by security holders (excluding ESPP)	8	$15.52	N/A

Total (excluding ESPP)	114	$25.53	101
Equity compensation plans approved by security holders (ESPP only)	N/A	N/A	11
Equity compensation plans not approved by security holders (ESPP only)	N/A	N/A	N/A

Total (ESPP only)	N/A	N/A	11

All plans	114	$25.53	112

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information contained under the captions “About Our Board and Its Committees,” “Proposal 1 — Election of Directors,” “Related Person Transactions Policy and Procedures,” and “Certain Related Person Transactions” in our 2008 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information contained under the caption “Audit and Non-Audit Fees” in our 2008 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 48 of this report.

2.	Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.	Exhibits:

Exhibit Number	Exhibit Description	Management Contract or Compensatory Plan or Arrangement	Incorporated by Reference
			Form	Exhibit	Filing Date
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated November 9, 2007.	No	10-Q	3.1	February 6, 2008
3.2	Bylaws of the Registrant, as amended July 31, 2008.	No	8-K	3.2	August 4, 2008
4.1	Indenture, dated August 1, 1999 (the “Indenture”) between Registrant and The Bank of New York, as Trustee.	No	8-K	4.1	August 6, 1999
4.2	Form of Subordinated Indenture.	No	8-K	4.2	August 6, 1999
4.3	Officers’ Certificate Pursuant to Section 301 of the Indenture, without exhibits, establishing the terms of Registrant’s Senior Notes.	No	8-K	4.3	August 6, 1999
4.4	Form of Senior Note.	No	8-K	4.4	August 6, 1999
4.5	Indenture Related to the 0.625% Convertible Notes, Due 2012, between Registrant and U.S. National Association, as Trustee (including Form of 0.625% Convertible Senior Note Due 2012.	No	8-K/A	4.1	February 2, 2007
4.6	Indenture Related to the 0.750% Convertible Notes, Due 2014, between Registrant and U.S. National Association, as Trustee (including Form of 0.750% Convertible Senior Note Due 2014.	No	8-K/A	4.2	February 2, 2007
4.7	Registration Rights Agreement, dated as of January 26, 2007, between Registrant and KKR PEI Solar Holdings II, Ltd. and Citibank, N.A.	No	8-K/A	4.3	February 2, 2007
4.8	Purchase Agreement, dated January 23, 2007, by and among Registrant, the Purchasers Named in Exhibit A Attached Thereto, Kohlberg Kravis Roberts & Co., LP and KKR PEI Investments, L.P.	No	8-K/A	10.1	February 2, 2007
10.1	2007 Omnibus Incentive Plan (the “Omnibus Plan”).	Yes	10-Q	10.1	February 6, 2008
10.2	Representative form of stock option grant agreement for Section 16 officers under the Omnibus Plan.	Yes
10.3	Representative form of restricted stock unit grant agreement for Section 16 officers under the Omnibus Plan.	Yes
10.4	Representative form of restricted stock unit grant agreement for members of the Board under the Omnibus Plan.	Yes
10.5	U.S. Non-Qualified Deferred Compensation Plan, as amended June 30, 2002.	Yes	10-Q	10.84	May 13, 2002
10.6	Amendment to U.S. Non-Qualified Deferred Compensation Plan, effective January 1, 2005	Yes	10-Q	10.3	February 3, 2006
10.7	Amendment to U.S. Non-Qualified Deferred Compensation Plan, effective January 1, 2007	Yes	10-Q	10.5	February 9, 2007

Exhibit Number	Exhibit Description	Management Contract or Compensatory Plan or Arrangement	Incorporated by Reference
			Form	Exhibit	Filing Date
10.8	2005 U.S. Non-Qualified Deferred Compensation Plan, amended and restated effective January 1, 2005	Yes	10-Q	10.4	February 9, 2007
10.9	Amendment to 2005 U.S. Non-Qualified Deferred Compensation Plan, effective January 1, 2008	Yes	10-Q	10.5	February 6, 2008
10.10	Section 162(m) Executive Officer Performance-Based Bonus Plan, effective July 1, 2006.	Yes	10-K	10.11	September 8, 2006
10.11	U.S. Vice President Severance Plan and Summary Plan Description, effective as of May 1, 2006.	Yes	10-K	10.12	September 8, 2006
10.12	U.S. Vice President Involuntary Separation Plan and Summary Plan Description, effective as of November 2, 2006.	Yes	10-K	10.13	September 8, 2006
10.13	Form of Change of Control Agreement executed by each executive officer, other than the Chief Executive Officer of Registrant.	Yes
10.14	Form of Change of Control Agreement executed by the Chairman of the Board and Chief Executive Officer of Registrant.	Yes
10.15	Form of Indemnification Agreement executed by each Board member and executive officer of Registrant.	Yes	10-K	10.104	September 30, 2002
10.16	Chief Executive Officer Bonus Terms for FY09 under the Section 162(m) Executive Officer Performance-Based Bonus Plan.	Yes	8-K	10.1	August 4, 2008
10.17	Executive Officer Bonus Terms for FY09 under the Section 162(m) Executive Officer Performance-Based Bonus Plan.	Yes
10.18	Chairman of the Board Bonus Terms for FY09 under the Section 162(m) Executive Officer Performance-Based Bonus Plan	Yes
10.19	Changes to the Named Executive Officer Base Salary and Bonus Targets.	Yes	10-Q	10.3	February 9, 2007
10.20	Compensation Terms for Jonathan Schwartz.	Yes	10-K	10.20	September 8, 2006
10.21	Compensation Terms for Scott McNealy.	Yes	10-K	10.19	September 8, 2006
10.22	Amendment to Compensation Terms for Jonathan I. Schwartz.	Yes	10-Q	10.1	February 9, 2007
10.23	Amendment to Compensation Terms for Scott G. McNealy.	Yes	10-Q	10.2	February 9, 2007
21.1	Subsidiaries of Registrant.	No
23.1	Consent of Independent Registered Public Accounting Firm.	No
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.	No
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.	No
32.1	Section 1350 Certificate of Chief Executive Officer.	No
32.2	Section 1350 Certificate of Chief Financial Officer.	No

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 28, 2008	SUN MICROSYSTEMS, INC. Registrant

	By:	/s/ MICHAEL E. LEHMAN
(Michael E. Lehman) Chief Financial Officer and Executive Vice President, Corporate Resources

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonathan I. Schwartz and Michael A. Dillon, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT G. McNEALY (Scott G. McNealy)	Chairman of the Board of Directors	August 28, 2008

/s/ JONATHAN I. SCHWARTZ (Jonathan I. Schwartz)	Chief Executive Officer, President and Director (Principal Executive Officer)	August 28, 2008

/s/ MICHAEL E. LEHMAN (Michael E. Lehman)	Chief Financial Officer and Executive Vice President, Corporate Resources (Principal Financial Officer)	August 28, 2008

/s/ VENGALIL K. CHATTERJEE-TANDON (Vengalil K. Chatterjee-Tandon)	Vice President and Corporate Controller (Principal Accounting Officer)	August 28, 2008

/s/ JAMES L. BARKSDALE (James L. Barksdale)	Director	August 28, 2008

/s/ STEPHEN M. BENNETT (Stephen M. Bennett)	Director	August 28, 2008

/s/ PETER L.S. CURRIE (Peter L.S. Currie)	Director	August 28, 2008

/s/ ROBERT J. FINOCCHIO, Jr. (Robert J. Finocchio, Jr.)	Director	August 28, 2008

/s/ JAMES H. GREENE, JR. (James H. Greene, Jr.)	Director	August 28, 2008

Signature	Title	Date

/s/ MICHAEL E. MARKS (Michael E. Marks)	Director	August 28, 2008

/s/ PATRICIA E. MITCHELL (Patricia E. Mitchell)	Director	August 28, 2008

/s/ M. KENNETH OSHMAN (M. Kenneth Oshman)	Director	August 28, 2008

/s/ P. ANTHONY RIDDER (P. Anthony Ridder)	Director	August 28, 2008