Form 10-Q
period 2008-09-28
SUN MICROSYSTEMS, INC.
filed 2008-11-05
CIK 709519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

or

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

Large accelerated filer	☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)		Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock - $0.001 par value	738,585,397

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share amounts)

	Three Months Ended
	September 28, 2008	September 30, 2007
Net revenues:
Products	$1,764	$1,980
Services	1,226	1,239

Total net revenues	2,990	3,219
Cost of sales:
Cost of sales-products	1,143	1,029
Cost of sales-services	646	629

Total cost of sales	1,789	1,658

Gross margin	1,201	1,561
Operating expenses:
Research and development	423	446
Selling, general and administrative	920	939
Restructuring charges and related impairment of long-lived assets	63	113
Impairment of goodwill	1,445	—

Total operating expenses	2,851	1,498

Operating income (loss)	(1,650)	63
Gain on equity investments, net	8	22
Interest and other income (expense), net	(11)	58

Income (loss) before income taxes	(1,653)	143
Provision for income taxes	24	54

Net income (loss)	$(1,677)	$89

Net income (loss) per common share-basic	$(2.24)	$0.10

Net income (loss) per common share-diluted	$(2.24)	$0.10

Shares used in the calculation of net income (loss) per common share-basic	749	866

Shares used in the calculation of net income (loss) per common share-diluted	749	884

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except for par value)

	September 28, 2008	June 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,030	$2,272
Short-term investments	601	429
Accounts receivable (net of bad debt reserves of $61 and $64)(1)	2,448	3,019
Inventories	662	680
Deferred and prepaid tax assets	219	216
Prepaid expenses and other current assets, net	1,137	1,218

Total current assets	7,097	7,834

Property, plant and equipment (net of accumulated depreciation of $3,252 and $3,269)(1)	1,662	1,611
Long-term marketable debt securities	490	609
Goodwill	1,700	3,215
Acquisition-related intangible assets, net	485	565
Other non-current assets, net	476	506

	$11,910	$14,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,110	$1,387
Accrued payroll-related liabilities	623	734
Accrued liabilities and other	1,140	1,105
Deferred revenues	2,226	2,236
Warranty reserve	194	206
Current portion of long-term debt	565	—

Total current liabilities	5,858	5,668

Long-term debt	694	1,265
Long-term deferred revenues	541	683
Other non-current obligations	1,055	1,136
Stockholders’ equity:
Preferred stock ($0.001 par value, 10 shares authorized; no shares issued and outstanding)	—	—
Common stock and additional paid-in-capital ($0.001 par value, 1,800 shares authorized; issued: 901 shares and 901 shares)(1)	7,440	7,391
Treasury stock, at cost: (162 shares and 149 shares)(1)	(2,818)	(2,726)
Retained earnings (deficit)	(1,289)	430
Accumulated other comprehensive income	429	493

Total stockholders’ equity	3,762	5,588

	$11,910	$14,340

(1)	As of September 28, 2008 and June 30, 2008, respectively.

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Three Months Ended
	September 28, 2008	September 30, 2007
Cash flows from operating activities:
Net income (loss)	$(1,677)	$89
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	114	119
Amortization of acquisition-related intangible assets	80	74
Stock-based compensation expense	49	48
(Gain) loss on investments and other, net	14	(17)
Impairment of goodwill	1,445	—
Deferred taxes	—	8
Changes in operating assets and liabilities:
Accounts receivable, net	565	770
Inventories	16	(44)
Prepaid and other assets, net	99	(46)
Accounts payable	(280)	(283)
Other liabilities	(277)	(144)

Net cash provided by operating activities	148	574

Cash flows from investing activities:
Decrease (increase) in restricted cash	(8)	3
Purchases of marketable debt securities	(262)	(637)
Proceeds from sales of marketable debt securities	95	251
Proceeds from maturities of marketable debt securities	75	269
Proceeds from sales of equity investments, net	7	30
Purchases of property, plant and equipment, net	(165)	(127)

Net cash used in investing activities	(258)	(211)

Cash flows from financing activities:
Purchase of common stock under stock repurchase plans	(130)	(1,250)
Proceeds from the exercise of options and ESPP purchases, net	3	23
Principal payments on borrowings and other obligations	(5)	(4)

Net cash used in financing activities	(132)	(1,231)

Net decrease in cash and cash equivalents	(242)	(868)
Cash and cash equivalents, beginning of period	2,272	3,620

Cash and cash equivalents, end of period	$2,030	$2,752

See accompanying notes.

SUN MICROSYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

We provide network computing infrastructure solutions that drive global network participation through shared innovation, community development and open source leadership. Guided by a singular vision, “The Network is the Computer”, we provide a diversity of software, systems, storage, services and microelectronics that power everything from consumer electronics, to developer tools and the world’s most powerful data centers. Our core brands include the Java technology platform, the Solaris Operating System, the MySQL database management system, Sun StorageTek storage solutions and the UltraSPARC processor. Our network computing platforms are used by nearly every sector of society and industry, and provide the infrastructure behind some of the world’s best known search, social networking, entertainment, financial services, telecommunications, manufacturing, healthcare, retail, news, energy and engineering companies. By investing in research and development, we create products and services that address the complex information technology issues facing customers today, including increasing demands for network access, bandwidth and storage. We share these innovations in order to grow communities, in turn increasing participation on the network and building new market opportunities while maintaining partnerships with some of the most innovative technology companies in the world.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Our first three quarters in fiscal year 2009 end on September 28, 2008, December 28, 2008 and March 29, 2009. In fiscal year 2008, the quarters ended on September 30, 2007, December 30, 2007 and March 30, 2008. The fourth quarter in all fiscal years ends on June 30.

Basis of Presentation

The accompanying condensed consolidated financial statements (Interim Financial Statements) include our accounts and the accounts of our subsidiaries. Intercompany accounts and transactions have been eliminated.

Our Interim Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements and accounting policies, consistent, in all material respects, with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed with the SEC on August 29, 2008 (2008 Form 10-K). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates. Our interim financial statements are unaudited but reflect all adjustments, including normal recurring adjustments management considers necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated balance sheet as of June 30, 2008, has been derived from the audited consolidated balance sheet as of that date. The information included in this report should be read in conjunction with our 2008 Form 10-K.

Recent Pronouncements

Collaborative Arrangements: In November 2007, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. In addition, a participant in a collaborative arrangement should provide the following disclosures separately for each collaborative arrangement: (a) the nature and purpose of the arrangement, (b) its rights and obligations under the collaborative arrangement, (c) the accounting policy for the arrangement in accordance with APB Opinion 22, “Disclosure of Accounting Policies,” and (d) the income statement classification and amounts arising from the collaborative arrangement between participants for each period an income statement is presented. EITF 07-1 will be effective for annual periods beginning after December 15, 2008 and we are required to adopt the pronouncement in our first quarter of fiscal 2010. We are currently evaluating the impact of adopting EITF 07-1 on our condensed consolidated financial statements.

Business Combinations: In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)) and SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS 160).

These new standards will significantly change the accounting and reporting for business combination transactions and non-controlling interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008 and we are required to adopt the pronouncement in the first quarter of our fiscal 2010. We are currently evaluating the impact of adopting SFAS 141(R) and SFAS 160 on our condensed consolidated financial statements.

Derivative Instruments and Hedging Activities Disclosures: In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This Statement specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and we are required to adopt the pronouncement in our first quarter of fiscal 2010. We are currently evaluating the impact of adopting SFAS 161 on our condensed consolidated financial statements.

Fair Value: In February 2008, the FASB issued FASB Staff Position (FSP) No. SFAS 157-2, “Effective Date of FASB Statement No. 157”, (FSP SFAS 157-2). FSP SFAS 157-2 amends SFAS 157, to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, FSP SFAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and we are required to adopt the pronouncement in our first quarter of our fiscal 2010. We are currently evaluating the impact of adopting FSP SFAS 157-2 on our condensed consolidated financial statements.

Intangibles: In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008 and we are required to adopt the pronouncement in our first quarter of 2010. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

Accounting For Convertible Debt: In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion”, (FSP APB 14-1). FSP APB 14-1 will require us to separately account for the liability and equity components of the instrument in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP will require bifurcation of a component of the debt, classification of that component in equity and then accretion of the resulting discount on the debt as part of interest expense being reflected in the income statement. In addition, the FSP will require certain additional disclosures that were not included in the original proposal. The FSP will be effective for fiscal years beginning after December 15, 2008 and we are required to adopt the FSP in our first quarter of fiscal 2010. The FSP will not permit early application and will require retrospective application to all periods presented. We are currently evaluating the impact of adopting FSP APB 14-1 on our condensed consolidated financial statements.

Accounting For Advanced Payments For Future Research and Development: On July 1, 2008, we adopted ETIF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption of EITF 07-3 did not have a significant impact on our condensed consolidated financial statements.

3. FAIR VALUE

On July 1, 2008, we adopted SFAS No. 157 “Fair Value Measurements”, (SFAS 157), for all financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of SFAS 157 did not have a significant impact on our condensed consolidated financial statements, and the resulting fair values calculated under SFAS 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance. We did not elect to adopt SFAS 157 for acquired non-financial assets and assumed non-financial liabilities. On July 1, 2008, we also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”, (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value using an instrument-by-instrument election. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS 159 also requires cash flows from purchases, sales, and maturities of trading securities to be classified based on the nature and purpose for which the securities were acquired. Our debt and equity instruments offsetting deferred compensation will continue to be classified as operating activity as they are maintained to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. SFAS No. 159 does not allow for retrospective application to periods prior to fiscal year 2008, therefore all trading asset activity for prior periods will continue to be presented as operating activities. As we did not elect to fair value any of our current financial instruments under the provisions of SFAS 159, our adoption of this statement effective July 1, 2008, did not have an impact on our financial statements.

On October 10, 2008, the FASB issued and we adopted No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, (FSP 157-3). FSP 157-3 became effective upon issuance. FSP 157-3 clarifies the application of Statement 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of FSP 157-3 did not have a significant impact on our condensed consolidated financial statements.

SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There are three levels of inputs to fair value measurements: - Level 1, the use of quoted prices for identical instruments in active markets; Level 2, the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, the use of unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

Many, but not all, of our financial instruments are carried at fair value. For example, substantially all of our cash equivalents, short-term investments and long-term investments are classified as available-for-sale securities and are carried at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income. Derivative financial instruments are carried at fair value, with changes in fair value reported in various balance sheet categories (see Note 8, Derivative Financial Instruments in our 2008 Form 10-K), and ultimately in revenues or cost of sales.

Our cash equivalents and marketable debt and equity securities are classified within Level 1 or Level 2. This is because our cash equivalents and marketable debt and equity securities are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Our foreign currency derivative contracts are classified within Level 2 because of the use of observable inputs for similar derivative instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable.

Fair Value Measurements

Information about certain of our financial assets and liabilities for the quarter ended September 28, 2008 (in millions):

	Fair Value
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash and cash equivalents	$2,030	$1,402	$628	$—
Trading securities	62	62	—	—
Available for sale debt securities	1,091	—	1,091	—
Available for sale equity securities	12	12	—	—
Interest rate swaps	15	—	15	—
Foreign exchange contracts	31	—	31	—

Total	$3,241	$1,476	$1,765	$—

On September 28, 2008, we determined that the declines in the fair value for certain of our debt investment securities were other than temporary due to the significant deterioration of financial condition of the investees. As a result, we recorded impairment charges of approximately $24 million as an adjustment to interest and other income (expense), net in our condensed consolidated statement of operations.

4. BALANCE SHEET DETAILS

Inventories

Inventories consisted of the following (in millions):

	September 28, 2008	June 30, 2008
Raw materials	$153	$154
Work in process	94	90
Finished goods	415	436

	$662	$680

Warranty Reserve

We accrue for our product warranty costs at the time of shipment. These product warranty costs are estimated based upon our historical experience and specific identification of product requirements and may fluctuate based on product mix.

The following table sets forth an analysis of warranty reserve activity (in millions):

Balance at June 30, 2008	$206
Charged to costs and expenses	61
Utilized	(73)

Balance at September 28, 2008	$194

5. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS, NET

Information regarding our goodwill by operating segment is as follows (in millions):

	Product Group	Services Group	Total
Balance as of June 30, 2008	$1,828	$1,387	$3,215
Adjustment to acquired companies’ tax reserves	(35)	(35)	(70)
Impairments	(1,445)	—	(1,445)

Balance as of September 28, 2008	$348	$1,352	$1,700

Information regarding our other acquisition-related intangible assets is as follows (in millions):

	Gross Carrying Amount			Accumulated Amortization			Net
	June 30, 2008	Additions	September 28, 2008	June 30, 2008	Additions	September 28, 2008	September 28, 2008
Developed technology	$1,007	$—	$1,007	$(753)	$(38)	$(791)	$216
Customer base	731	—	731	(523)	(39)	(562)	169
Trademark	97	—	97	(19)	(2)	(21)	76
Acquired workforce and other	120	—	120	(95)	(1)	(96)	24

	$1,955	$—	$1,955	$(1,390)	$(80)	$(1,470)	$485

Amortization expense of other acquisition-related intangible assets was $80 million and $74 million for the three months ended September 28, 2008 and September 30, 2007, respectively. Our acquisition-related intangible assets are amortized primarily over periods ranging between one and five years on a straight-line basis.

Estimated amortization expense for other acquisition-related intangible assets on our September 28, 2008 balance sheet for the fiscal years ending June 30, is as follows (in millions):

Remainder of 2009	$214
2010	102
2011	55
2012	46
2013	25
Thereafter	43

$485

In accordance with SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142), we apply a fair value based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

During our quarter ended September 28, 2008, based on a combination of factors, including the current economic environment, our operating results, and a sustained decline in our market capitalization, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis as of September 28, 2008. For the purposes of this analysis, our estimates of fair value are based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices. As of the filing of our Quarterly Report on Form 10-Q for the first quarter of fiscal 2009, we had not completed this analysis due to the complexities involved in determining the implied fair value of the goodwill of each reporting unit. However, based on the work performed to date, we have concluded that an impairment loss is probable and can be reasonably estimated. Accordingly, we have recorded a $1,445 million non-cash goodwill impairment charge, representing our best estimate of the impairment loss, during the first quarter of fiscal 2009.

We expect to finalize our goodwill impairment analysis during the second quarter of fiscal 2009. There could be material adjustments to the goodwill impairment charge when the goodwill impairment test is completed. Any adjustments to our preliminary estimates as a result of completing this evaluation will be recorded in our financial statements for the quarter ended December 28, 2008.

6. RESTRUCTURING CHARGES AND RELATED IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS 112, “Employers’ Accounting for Post Employment Benefits” (SFAS 112) and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), we recognized a total of $63 million and $113 million in restructuring for the three months ended September 28, 2008, and September 30, 2007, respectively. The determination of when we accrue for severance costs and which standard applies depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by SFAS 146 or under an on-going benefit arrangement as described in SFAS 112.

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

Restructuring Plan VIII

In May 2008, we initiated a restructuring plan to further align our resources with our strategic business objectives through reducing our workforce by approximately 1,500 to 2,500 employees. Under this plan, we estimate in total that we will incur up to $220 million in severance and benefit costs. Through the first quarter of 2009, we notified approximately 1,500 employees and recognized a total related severance and benefit costs of $171 million. The remainder of the estimated costs under this restructuring plan are expected to be incurred during fiscal 2009.

Restructuring Plan VII

In August 2007, we initiated a restructuring plan to further align our resources with our strategic business objectives (Restructuring Plan VII). Through the first quarter of fiscal 2009, we notified approximately 1,450 employees of their termination and recognized total related severance and benefit costs of $132 million. Additionally, we incurred $6 million in expenses related to facilities other and restructuring related charges.

Restructuring Plans Prior to Phase VII

Prior to the initiation of Restructuring Plans VII and VIII, we implemented certain workforce reduction and facilities exit actions. All employees to be terminated under these plans have been notified and all facilities relating to the amounts accrued under these restructuring plans have been exited.

The following table sets forth an analysis of our restructuring accrual activity for the three months ended September 28, 2008 (in millions):

	Restructuring Plans
	VIII	VII		Prior to VII	Total
	Severance and Benefits	Severance and Benefits	Facilities Related and Other	Severance, Benefits, Facilities Related and Other
Balance as of June 30, 2008	$107	$20	$2	$207	$336
Severance and benefits	64	—	—	—	64
Provision adjustments	—	(3)	—	2	(1)

Total restructuring charges	$64	$(3)	$—	$2	$63
Cash paid	(63)	(11)	—	(14)	(88)

Balance as of September 28, 2008	$108	$6	$2	$195	$311

The restructuring charges are based on estimates that are subject to change. Changes to the previous estimates have been reflected as “Provision adjustments” on the above table in the period the changes in estimates were determined. As of September 28, 2008, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $13 million. Accrued lease costs include accretion expense associated with the passage of time.

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next several quarters. Our accrual as of September 28, 2008, for facility-related leases (net of anticipated sublease proceeds), will be paid over their respective lease terms through fiscal 2024. As of September 28, 2008, of the total $311 million accrual for workforce reductions and facility-related leases, $160 million was classified as current accrued liabilities and other and the remaining $151 million was classified as other non-current obligations.

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

7. BORROWING ARRANGEMENTS

As of September 28, 2008 and June 30, 2008, the balance of long-term debt is as follows (in millions):

	Maturities	September 28, 2008	June 30, 2008
7.65% Senior Notes	2009	$550	$550
0.625% Convertible Notes	2012	350	350
0.75% Convertible Notes	2014	350	350
Interest rate swap agreements		15	21
Other		(6)	(6)

Total borrowing arrangements		$1,259	$1,265

Less: current maturities		(565)	—

Total carrying value long-term borrowing arrangements		$694	$1,265

Total fair value of long-term borrowings arrangements		$546	$1,165

Total fair value of current maturities		$564	$—

In August 1999, we issued $1.5 billion of unsecured senior debt securities in four tranches (the Senior Notes) of which $550 million (due on August 15, 2009 and bearing interest at 7.65%) remain. Interest on the Senior Notes is payable semi-annually. We may redeem all or any part of the Senior Notes at any time at a price equal to 100% of the principal plus accrued and unpaid interest in addition to an amount determined by a quotation agent, representing the present value of the remaining scheduled payments. The Senior Notes are subject to compliance with certain covenants that do not contain financial ratios. We are currently in compliance with these covenants. In addition, we also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest associated with the Senior Notes effectively becomes variable. For our publicly traded Senior Notes, estimates of fair value are based on market prices. For our other debt, fair value is calculated based on rates currently estimated to be available to us for debt with similar terms and remaining maturities. Our Board of Directors has authorized our management to repurchase Senior Note debt from time to time in partial or in full tranches based on availability of cash and market conditions. As of September 28, 2008, we have not repurchased any debt.

In January 2007, we issued $350 million principal amount of 0.625% Convertible Senior Notes due February 1, 2012 and $350 million principal amount of 0.75% Convertible Senior Notes due February 1, 2014 (the Convertible Notes), to KKR PEI Solar Holdings, I, Ltd., KKR PEI Solar Holdings, II, Ltd. and Citibank, N.A. in a private placement. Each $1,000 of principal of the Convertible Notes is convertible into 34.6619 shares of our common stock (or a total of approximately 24 million shares), which is the equivalent of $28.84 per share, subject to adjustment upon the occurrence of specified events set forth under terms of the Convertible Notes. Concurrent with the issuance of the Convertible Notes, we entered into note hedge-transactions with a financial institution whereby we have the option to purchase up to 24 million shares of our common stock at a price of $28.84 per share and we sold warrants to the same financial institution whereby they have the option to purchase up to 24 million shares of our common stock. The separate note hedge and warrant transactions were structured to reduce the potential future share dilution associated with the conversion of the Convertible Notes.

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

Uncommitted lines of credit

At September 28, 2008 and June 30, 2008, we and our subsidiaries had uncommitted lines of credit available for uses including overnight overdrafts, letters of credit and bank guarantees, aggregating approximately $272 million and $277 million, respectively. No amounts were drawn under these lines of credit as of September 28, 2008 and June 30, 2008. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

8. STOCKHOLDERS’ EQUITY

Stock-based Compensation

We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and restricted stock-based awards, including restricted stock units, performance-based restricted stock units and restricted stock awards. These awards are granted under our 2007 Omnibus Incentive Plan, which was approved by our stockholders on November 8, 2007. Stock options and restricted stock unit awards are generally time-based, vesting 25% on each annual anniversary of the grant date over four years. Stock options generally expire eight years from the date of grant. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the date of purchase. Shares issued as a result of stock option exercises, restricted stock-based awards and our ESPP are generally first issued out of treasury stock. As of September 28, 2008, we had approximately 96 million shares of common stock reserved for future issuance under these plans.

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

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, ESPP and options assumed as a result of our acquisitions included in our condensed consolidated statements of operations (in millions):

	Three Months Ended
	September 28, 2008	September 30, 2007
Cost of sales - products	$3	$3
Cost of sales - services	11	8
Research and development	16	14
Selling, general and administrative	19	23

Stock-based compensation expense	$49	$48

Net cash proceeds from the exercise of stock options were $1 million and $28 million for the three months ended September 28, 2008 and September 30, 2007, respectively.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended September 28, 2008 and September 30, 2007, respectively:

	Three Months Ended
Options	September 28, 2008	September 30, 2007
Expected life (in years)	5.37	5.10
Interest rate	3.41%	4.61%
Volatility	44.24%	43.29%
Dividend yield	—	—
Weighted-average fair value at grant date	$4.60	$2.29

Our computation of expected volatility for the quarter ended September 28, 2008, is based on a combination of historical and market-based implied volatility. Our computation of expected life is based on historical settlement patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option activity for the three months ended September 28, 2008, is as follows (in millions, except per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2008	91	$32.05	3.92	$46
Grants	—	—
Exercises	(1)	3.56
Forfeitures or expirations	(3)	104.84

Outstanding at September 28, 2008	87	$29.60	3.71	$22

Exercisable at September 28, 2008	66	$33.84	2.87	$12

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of our first quarter of fiscal 2009 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 28, 2008. This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised was $2 million and $10 million for the three months ended September 28, 2008 and September 30, 2007, respectively. The total fair value of options that vested during the three months ended September 28, 2008 and September 30, 2007 was $28 million and $46 million, respectively.

As of September 28, 2008, $157 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of two years.

The following table summarizes our restricted stock award activity for the three months ended September 28, 2008 (in millions, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value (per share)
Restricted stock awards at June 30, 2008	23	$19.90
Granted	8	10.04
Vested	(2)	17.84
Forfeited	(2)	20.00

Restricted stock awards at September 28, 2008	27	$17.14

As of September 28, 2008, we retained purchase rights to approximately 36,000 shares issued pursuant to stock purchase agreements and other stock plans at a weighted-average price of approximately $0.03 per share. As of September 28, 2008, $364 million of total unrecognized compensation costs related to restricted stock based awards is expected to be recognized over a weighted-average period of three years.

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

For the three months ended September 28, 2008 and September 30, 2007, we added zero and 18 million common equivalent shares, respectively, to our basic weighted-average shares outstanding to compute the diluted weighted-average shares outstanding for the period. We are required to include these dilutive shares in our September 30, 2007 calculations of net income per share because we earned a profit during these periods.

Shares used in the diluted net income per share calculations exclude anti-dilutive common equivalent shares, consisting of stock options, restricted stock awards, written call options and shares associated with convertible notes. These anti-dilutive common equivalent shares totaled 134 and 110 million shares for the three-month periods ending September 28, 2008 and September 30, 2007, respectively.

As a result of our net loss for the three month period ended September 28, 2008, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. While these common equivalent shares are currently anti-dilutive, they could be dilutive in the future.

The following table sets forth the computation of diluted income (loss) per share for the quarter ended September 28, 2008 (In millions, except earnings per common share):

	Three Months Ended
	September 28, 2008	September 30, 2007
Net income (loss)	$(1,677)	$89
Weighted average common shares outstanding – basic	749	866
Diluted potential common shares	—	18
Weighted average common shares outstanding – diluted	749	884

Basic earnings per common share	$(2.24)	$0.10

Diluted earnings per common share	$(2.24)	$0.10

Common Stock Repurchase Programs

On July 31, 2008, our Board of Directors authorized management to repurchase up to $1.0 billion of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions, repayment of debt and our share price.

In May 2007, our Board of Directors authorized management to repurchase up to $3.0 billion of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions, repayment of debt and our share price. From inception through September 28, 2008, we repurchased 161 million shares for an aggregate purchase price of $3.0 billion under the May 2007 authorization all of which are initially recorded as treasury stock and accounted using the cost method.

When treasury shares are reissued, on a first-in-first-out basis, any proceeds in excess of the acquisition costs of the shares are charged to additional paid-in-capital to the extent of previous credits on similar transactions, with any remaining amounts charged to retained earnings.

The stock repurchase activity under the stock repurchase programs during the first three months of fiscal 2009 is summarized as follows (in millions, except per share amounts):

Three Months Ended September 28, 2008	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at June 30, 2008 for 2007 plan	161	$18.44	$2,964
Repurchase of common stock under 2007 and 2008 plans (under publicly announced plan)	15	8.85	130

Cumulative balance at September 28, 2008	176	$17.64	$3,094

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows (in millions):

	Three Months Ended
	September 28, 2008	September 30, 2007
Net income (loss)	$(1,677)	$89
Change in net unrealized holding (loss) on available-for-sale investments	(19)	(10)
Change in unrealized holding gain on derivatives and pension-related obligations	26	11
Translation adjustments	(71)	67

	$(1,741)	$157

The components of accumulated other comprehensive income were as follows (in millions):

	September 28, 2008	June 30, 2008
Accumulated net unrealized holding (loss) on available-for-sale investments	$(32)	$(13)
Accumulated net unrealized holding gain (loss) on derivatives	13	(9)
Accumulated net prior service costs	(11)	(13)
Accumulated net actuarial gains	27	25
Accumulative translation adjustments	432	503

	$429	$493

9. INCOME TAXES

During the first quarter of fiscal 2009, as a result of the expiration of the statute of limitations with respect to certain acquisition-related tax reserves, the total amount of gross unrecognized tax benefits was reduced by $54 million and recorded as an adjustment against goodwill.

The total amount of gross unrecognized tax benefits was $175 million as of September 28, 2008. Of this amount, $117 million would benefit our tax provisions if realized and the remaining $58 million which relates to acquisition-related reserves, would be an adjustment to goodwill if realized.

Our policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations. During the first quarter of fiscal 2009, as a result of the expiration of the statute of limitations, we reduced our accrued interest and recorded a benefit to our tax provision of $12 million. The amount of interest and penalties accrued at September 28, 2008 was approximately $23 million.

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

We are currently under examination by the IRS for tax returns filed for fiscal years 2006 and 2007. Although the ultimate outcome is unknown, we have reserved for potential adjustments that may result from the examination and we believe that the final outcome will not have a material effect on our results of operations.

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

Our CODM manages our company based primarily on broad functional categories of sales, services, manufacturing, product development and engineering and marketing and strategy. Starting in fiscal 2008, our CODM reviews consolidated financial information on revenues and gross margins for products and services and also reviews operating expenses. Our CODM does not use asset allocation for purposes of making decisions about allocating resources to the segment and assessing the segment’s performance. Our Product Group segment comprises our end-to-end networking architecture of computing products including our Computer Systems and Storage product lines. Our Services Group segment comprises a full range of services to existing and new customers, including Support Services (Support Services and Managed Services) and Professional Services and Educational Services.

We have a Worldwide Operations (WWOPS) organization and a Global Sales and Services (GSS) organization that are responsible for the manufacturing and sale, respectively, of all of our products. Our CODM holds GSS accountable for overall products and services revenue and margins on a consolidated level. GSS and WWOPS manage the majority of our accounts receivable and inventory, respectively. In addition, we have a Worldwide Marketing Organization (WMO) that is responsible for developing and executing our overall corporate, strategic and product marketing and advertising strategies. The CODM looks to this functional organization for advertising, pricing and other marketing strategies for the products and services delivered to market.

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

Segment Information

The following table presents revenues and operating income (loss) for our segments (in millions):

	Product Group	Services Group	Total
September 28, 2008

Revenues	$1,764	$1,226	$2,990

Gross margin	$621	$580	$1,201
Goodwill Impairment	(1,445)	—	(1,445)
Other Operating expenses			(1,406)

Operating income			$(1,650)

September 30, 2007
Revenues	$1,980	$1,239	$3,219

Gross margin	$951	$610	$1,561
Operating expenses			(1,498)

Operating income			$63

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

As required by SFAS 5, we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and such amounts are reflected in our condensed consolidated financial statements. Litigation is inherently unpredictable and it is difficult to predict the outcome of particular matters with reasonable certainty and, therefore, the actual amount of any loss may prove to be larger or smaller than the amounts reflected in our condensed consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders, Sun Microsystems, Inc.

We have reviewed the condensed consolidated balance sheet of Sun Microsystems, Inc. as of September 28, 2008 and the related condensed consolidated statements of operations for the three-month periods ended September 28, 2008 and September 30, 2007 and the condensed consolidated statements of cash flows for the three-month periods ended September 28, 2008 and September 30, 2007. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sun Microsystems, Inc. as of June 30, 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended not presented herein, and in our report dated August 27, 2008 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

San Jose, California

November 3, 2008

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We provide network computing infrastructure solutions that drive global network participation through shared innovation, community development and open source leadership. Guided by a singular vision, “The Network is the Computer”, we provide a diversity of software, systems, storage, services and microelectronics that power everything from consumer electronics, to developer tools and the world’s most powerful data centers. Our core brands include the Java technology platform, the Solaris Operating System, the MySQL database management system, Sun StorageTek storage solutions and the UltraSPARC processor. Our network computing platforms are used by nearly every sector of society and industry, and provide the infrastructure behind some of the world’s best known search, social networking, entertainment, financial services, telecommunications, manufacturing, healthcare, retail, news, energy and engineering companies. By investing in research and development, we create products and services that address the complex information technology issues facing customers today, including increasing demands for network access, bandwidth and storage. We share these innovations in order to grow communities, in turn increasing participation on the network and building new market opportunities while maintaining partnerships with some of the most innovative technology companies in the world.

Overview of First Quarter Fiscal 2009 Results

Our first quarter of fiscal 2009 was a challenging one as the economic downturn and turbulence in the domestic and international financial markets continued to weigh on our customers, especially those that contribute to our traditional high-end business. Growth in our emerging products was more than offset by declines in our traditional, high end products. This decline reflected a dramatic slowing in the U.S. and Europe, and the effects the credit crisis is having on our customers across nearly all geographies and industries, but clearly concentrated among financial services companies.

For the quarter ended September 28, 2008, as compared to the quarter ended September 30, 2007:

•	Total net revenue decreased by $229 million, or 7.1%.

•	U.S. net revenue decreased $164 million, or 12.6%.

•	Gross margin as a percentage of net revenue decreased by 8.3 percentage points.

•	Research and development expenses decreased by $23 million, or 5.2%.

•	Selling, general and administrative expenses decreased by $19 million, or 2.0%.

•	We ended our first fiscal quarter of 2009 with a cash and marketable debt securities balance of $3.1 billion.

•	We repurchased approximately 14.7 million shares of our common stock, at an average price of $8.85 for a total cost of approximately $130 million under our stock repurchase plans.

•

We introduced enhanced M-Series Sun SPARC Enterprise servers based on the symmetric multiprocessing (SMP) architecture and utilizing the SPARC64 VII quad-core processor, specifically designed for high-volume, mission-critical computing. We introduced the T10000B, a one terabyte tape drive which doubles the capacity of previous generations. We introduced a new line of JBOD products, the J4000 series, featuring expanded storage, scalability and connectivity features.

•	We impaired approximately $1.4 billion of our goodwill.

RESULTS OF OPERATIONS

Net Revenues

(dollars in millions, except revenue per employee dollars in thousands)

	Three Months Ended
	September 28, 2008	September 30, 2007	Change $	Change %
Computer Systems products	$1,257	$1,475	$(218)	(14.8)%
Percentage of total net revenues	42.0%	45.8%		(3.8	)pts
Storage products	507	505	2	0.4%
Percentage of total net revenues	17.0%	15.7%		1.3	pts

Products net revenue	$1,764	$1,980	$(216)	(10.9)%
Percentage of total net revenues	59.0%	61.5%		(2.5	)pts
Support Services	$963	$979	$(16)	(1.6)%
Percentage of total net revenues	32.2%	30.4%		1.8	pts
Professional and Educational Services	263	260	3	1.2%
Percentage of total net revenues	8.8%	8.1%		0.7	pts

Services net revenue	$1,226	$1,239	$(13)	(1.0)%
Percentage of total net revenues	41.0%	38.5%		2.5	pts

Total net revenues	$2,990	$3,219	$(229)	(7.1)%

	September 28, 2008	September 30, 2007	Change $	Change %
Revenue per employee (for twelve months ended)	$401	$405	$(4)	(1.0)%

Revenue per employee is calculated by dividing the revenue over the last 12 months by the average number of employees during the period, including contractors. We use this as a measure of our productivity.

Products Net Revenue

Products net revenue consists of sales of Computer Systems and Storage products.

The decrease in Computer Systems products net revenue during the first quarter of fiscal 2009 of $218 million, as compared to the corresponding period in fiscal 2008, was primarily due to decreased sales of our enterprise and traditional volume SPARC server products. Our enterprise server products sales declined primarily due to delays or cancellations of purchases based on the economic downturn, especially among our banking and financial services clients. Decreased sales of our traditional volume SPARC server products were primarily due to these products reaching their end of life (EOL). These declines were partially offset by increased sales of CMT-based, volume SPARC server products as a result of the continued acceptance of these products, and of Netra server products due to the continued build-out of mobile broadband infrastructure by the communications sector. Revenue was also favorably impacted by changes in foreign currency exchange rates during the period. We have experienced increased competitive pressure and expect this trend to continue.

Storage products net revenue was relatively unchanged during the first quarter of fiscal 2009, as compared to the corresponding period in fiscal 2008. We experienced increased sales of our disc storage products offset by decreased sales of our tape products. Sales of our disc storage products increased primarily due to data center consolidation activity, which generally requires high end virtualized storage offerings. Increased sales of data center disc products were partially offset by decreased sales of entry level disc products and connectivity products as entry level disc neared their EOL and connectivity product sales declined due to decreased sales of our enterprise products. Sales of tape products decreased primarily due to a shift toward disc and Network-Attached Storage (NAS) technologies. Revenue was favorably impacted by changes in foreign currency exchange rates during the period. We have experienced increased competitive pressure and expect this trend to continue.

Support Services Net Revenue

Support Services consists of Support Services and Managed Services. Support Services are services that offer customers technical support, software and firmware updates, online tools, product repair and maintenance and preventive services for systems, storage and software products. Managed Services include on-site and remote monitoring and management for the components of their IT infrastructure, including operating systems, third-party and custom applications, databases, networks, security, storage and the web.

The decrease in Support Services net revenue during the first quarter of fiscal 2009 of $16 million, as compared to the corresponding period in fiscal 2008, was primarily due to increased discounting and reduced engagement scope with respect to traditional Support Services and renewals. Increased discounting is generally due to increased competitive pressure and a project’s reduced scope is generally due to customers choosing lower cost options. This decrease was partially offset by increased Managed Services sales as a result of increased demand for remote and managed site offerings and the shift to single supplier multi-vendor-support models which are displacing traditional maintenance support service models. Revenue was favorably impacted by changes in foreign currency exchange rates during the period. We have experienced pricing pressure on maintenance contracts sold or renewed primarily due to customers choosing lower-cost solutions and expect this trend to continue.

Professional Services and Educational Services Net Revenue

Professional Services are services that enable customers to reduce costs and complexity, improve operational efficiency and build or transform their IT infrastructure. Professional Services include IT assessments, architectural services, implementation services and consolidation and migration services. Educational Services include training and certification for individuals and teams.

The increase in Professional Services and Educational Services net revenue during the first quarter of fiscal 2009 of $3 million, as compared to the corresponding period in fiscal 2008, was primarily due to increased Professional Services sales due to increased demand for consolidation, installation and customization projects. Increases in Educational Services revenue was primarily due to continued Solaris adoption and technical training needs. Revenue was favorably impacted by changes in foreign currency exchange rates during the period. These increases were partially offset by the shift in revenue from our Services group to our Product group due to changes in our manufacturing processes. We continue to experience an increased demand for consolidation, installation and customization projects and expect this trend to continue.

Net Revenues by Geographic Area

(dollars in millions)

	Three Months Ended
	September 28, 2008	September 30, 2007	Change $	Change %
North America	$1,213	$1,386	$(173)	(12.5)%
Percentage of total net revenues	40.6%	43.1%		(2.5	)pts
Europe Region	954	1,042	(88)	(8.4)%
Percentage of total net revenues	31.9%	32.4%		(0.5	)pts
Emerging Markets (Latin America, Greater China, India and SEE(1))	463	415	48	11.6%
Percentage of total net revenues	15.5%	12.8%		2.7	pts
APAC Region	360	376	(16)	(4.3)%
Percentage of total net revenues	12.0%	11.7%		0.3	pts

Total net revenues	$2,990	$3,219	$(229)	(7.1)%

Total International net revenues	$1,851	$1,916	$(65)	(3.4)%
Percentage of total net revenues	61.9%	59.5%		2.4	pts

(1)	Southern and Eastern EMEA (SEE) consists primarily of Russia, the United Arab Emirates (UAE) and South Africa.

	Three Months Ended
	September 28, 2008	September 30, 2007	Change $	Change %
United States (U.S.)	$1,139	$1,303	$(164)	(12.6)%

United States

The decrease in net revenue of $164 million during the first quarter of fiscal 2009, as compared to the corresponding period in fiscal 2008, was primarily due to decreased sales of our enterprise server products and tape storage products to our banking and financial services clients as a result of the economic downturn.

Computer Systems revenue decreased in the U.S. during the first quarter of fiscal 2009, as compared to the corresponding period in fiscal 2008. Decreased sales of enterprise server products were partially offset by increased sales of volume server products due to a shift to lower end server products, continued acceptance of our CMT-based, volume SPARC server products and increased sales of x64-based rack server products.

Storage products revenue decreased in the U.S. during the first quarter of fiscal 2009, as compared to the corresponding period of fiscal 2008. Decreased sales of tape products were due to increased competitive pressures and the shift in demand toward disc products. Decreased sales of tape products were partially offset by increased sales of certain disc products, including our enterprise disc storage products.

Services revenue decreased in the U.S. during the first quarter of fiscal 2009, as compared to the corresponding period in fiscal 2008, primarily due to a decrease in Support Services sales as a result of the decrease in our installed base and decreased sales to the telecommunications sector due to continued acquisition and consolidation activity. The decrease in Support Services sales was also attributable to product shifts in the installed base to volume-based products. This shift drove down the average selling price of maintenance Support Services.

We have experienced increased competitive pressures in these markets and expect this will continue in the future.

International

The following table sets forth net revenues in those geographic markets that contributed significantly to international net revenues during the first quarter of fiscal 2009 and fiscal 2008 (dollars in millions):

	Three Months Ended
	September 28, 2008	September 30, 2007	Change $	Change %
Emerging Markets(1)	$463	$415	$48	11.6%
Central and North Europe (CNE)(2)	$252	$269	$(17)	(6.3)%
United Kingdom	$227	$275	$(48)	(17.5)%
Germany	$229	$240	$(11)	(4.6)%

(1)	Emerging Markets consists primarily of China, India, Russia, Brazil, Mexico and UAE.
(2)	CNE consists primarily of Sweden, Switzerland, the Netherlands, and Belgium. First quarter fiscal 2007 revenues have been adjusted to reflect a change in the composition of countries that make up CNE.

Emerging Markets

The increase in net revenue of $48 million during the first quarter of fiscal 2009, as compared to the corresponding period in fiscal 2008, was primarily due to increased sales of CMT-based, volume SPARC server products, Netra server products and mid-range disc products. Increased product sales were generally due to the regions’ rapidly developing infrastructure and a focus on the largest customers in these areas. Increased sales of our CMT volume server products were the result of continued acceptance of our products based on the UltraSPARC T2 plus processor. Increased sales of Netra products were due to strong demand from our telecommunications customers. Increased Computer Systems sales were partially offset by decreased sales of our mid-range and data center server products. Increased mid-range disc product sales were partially offset by decreased sales of entry level disc products due to product age. Our Services sales increased due to increased Professional Services sales primarily as a result of increased demand for consolidation, installation and customization projects.

CNE

The decrease in net revenue of $17 million during the first quarter of fiscal 2009, as compared to the corresponding period in fiscal 2008, was primarily due to decreased Computer Systems sales of our volume and enterprise server products. Decreased sales of volume server products were primarily attributable to decreased sales of traditional volume SPARC-based server products. Decreased sales of enterprise server products were primarily attributable to decreased sales of mid-range and data center server products. Decreased sales of our traditional volume SPARC-based server products were primarily due to reduced customer demand as products are at their EOL. Decreased sales of our mid-range and data center server products were due to a partial shift to volume products and increased competitive pressures. Decreased volume server sales were partially offset by increased sales of our CMT-based, volume SPARC server products and increased sales of Netra SPARC-based server products. Decreased Computer Systems sales were partially offset by increased Services sales primarily resulting from increased Support Services sales, driven by increased customer demand for single supplier, multi-vendor support contracts. Storage sales in CNE remained relatively stable during the period. Revenue was favorably impacted by changes in foreign currency exchange rates during the period.

United Kingdom

The decrease in net revenue of $48 million during the first quarter of fiscal 2009, as compared to the corresponding period in fiscal 2008, was primarily due to decreased Products and Services sales and the unfavorable impact of changes in foreign currency exchange rates. Decreased sales of enterprise products were primarily due to decreased sales of our mid-range and data center server products as a result of a partial shift to volume products and increased competitive pressures. Decreased sales of volume server products were primarily due to decreased sales of our traditional volume SPARC-based server products as products are at their EOL. Storage products sales decreased due to decreased sales of mid-range disc products, as a result of increased competitive pressures. Decreased Services sales were primarily due to decreased spending on Support Services within the governmental and financial services sectors. Decreased sales of volume server products were partially offset by increased sales of CMT-based, volume SPARC server products. We have experienced increased competitive pressures in this market and expect this will continue in the future.

Germany

The decrease in net revenue of $11 million during the first quarter of fiscal 2009, as compared to the corresponding period in fiscal 2008, was primarily due to decreased sales of enterprise and volume server products. Decreased sales of enterprise server products were primarily due to decreased sales of mid-range server products. Decreased sales of volume products were primarily due to decreased sales of traditional SPARC volume server products. Decreased sales of our mid-range server products were due to a partial shift to volume products and increased competitive pressures. Decreased sales of our traditional volume SPARC-based server products were due to reduced customer demand as products are at their EOL. Decreases in volume server products were partially offset by increased sales of CMT-based, volume SPARC server products. Storage sales and Services sales in Germany remained relatively unchanged. Revenue was favorably impacted by changes in foreign currency exchange rates during the period.

Gross Margin

(dollars in millions)

	Three Months Ended
	September 28, 2008	September 30, 2007	Change
Products gross margin	$621	$951	$(330)
Percentage of products net revenues	35.2%	48.0%	(12.8	)pts
Services gross margin	$580	$610	$(30)
Percentage of services net revenues	47.3%	49.2%	(1.9	)pts

Total gross margin	$1,201	$1,561	$(360)

Percentage of total net revenues	40.2%	48.5%	(8.3	)pts

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

For the first quarter of fiscal 2009, as compared to the corresponding period in fiscal 2008, Products gross margins decreased approximately thirteen percentage points primarily due to an eleven percentage point decrease associated with pricing and discounting actions and a six percentage point decrease associated with unfavorable changes in sales mix and volume. These unfavorable impacts to gross margin were partially offset by a four percentage point increase in gross margin associated with decreased costs. Unfavorable margin impacts associated with pricing and discounting were primarily due to increased competitor pressure. Unfavorable volume and mix variances were primarily generated as a result of decreased sales of our higher-end Computer Systems and Storage products. Decreased costs are primarily due to decreased component costs. Decreased component costs were partially offset by product excess and obsolete inventory reserve charges.

Gross margins are anticipated to be subject to continued industry wide global pricing pressures, increased competition and potential increases in the cost and availability of components. In response to the competitive environment, we expect to continue to take pricing actions with regard to our products.

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

For the first quarter of fiscal 2009, as compared to the corresponding period in fiscal 2008, Services gross margins decreased by approximately two percentage points. The decrease in gross margin was primarily due to a five percentage point decrease associated with unfavorable changes in sales mix and volume partially offset by a three percentage point increase due to improved delivery efficiencies.

Operating Expenses

(dollars in millions)

	Three Months Ended
	September 28, 2008	September 30, 2007	Change $	Change %
Research and development	$423	$446	$(23)	(5.2)%
Percentage of total net revenues	14.1%	13.9%		0.2	pts
Selling, general and administrative	$920	$939	$(19)	(2.0)%
Percentage of total net revenues	30.8%	29.2%		1.6	pts
Restructuring and related impairment of long-lived assets	$63	$113	$(50)	(44.2)%
Percentage of total net revenues	2.1%	3.5%		(1.4	)pts
Goodwill impairment	$1,445	—	$1,445	100%
Percentage of total net revenues	48.3%	—	—	48.3	pts

Total operating expenses	$2,851	$1,498	$1,353	90.3%

Research and Development (R&D) Expenses

R&D expenses decreased by $23 million during the first quarter of fiscal 2009, as compared to the corresponding period of fiscal 2008, due to $9 million in savings from decreased performance-based compensation, $8 million in savings resulting from decreased headcount associated with our restructuring efforts, a $3 million decrease in depreciation expense and a $3 million decrease in costs associated with prototype expenses.

We believe that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems, storage, software and microprocessor development, as well as continue to enhance existing products.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses decreased by $19 million during the first quarter of fiscal 2009, as compared to the corresponding period of fiscal 2008, primarily due to a decrease in marketing expense of $25 million and a decrease associated with occupancy expenses of $4 million. These decreases were offset by an increase in outside services expense of $8 million and an increase in compensation and benefit related expenses of approximately $2 million. We are continuing to focus our efforts on achieving additional operating efficiencies and cost savings by reviewing and improving upon our existing business processes and cost structure.

Restructuring and Related Impairment of Long-lived Assets

Under our Restructuring Plan VIII and through the first quarter of fiscal 2009, we notified approximately 1,500 employees of their termination and recognized total expenses relating to severance and benefits costs of $171 million.

Restructuring and related impairment of long-lived assets charges for the three months ended September 28, 2008, were $63 million. In the first quarter of fiscal 2009, these restructuring and related impairment of long-lived assets charges included $61 million in severance and benefits costs and $2 million in accrued lease costs associated with excess facilities. For further details, refer to Note 6 of our condensed consolidated financial statements.

Impairment of Goodwill

During our quarter ended September 28, 2008, based on a combination of factors, including the current economic environment, our operating results, and a sustained decline in our market capitalization, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis as of September 28, 2008. Although we have not yet completed this analysis, we have concluded that an impairment loss is probable and can be reasonably estimated. Accordingly, we have recorded a $1.445 billion non-cash goodwill impairment charge during the first quarter of fiscal 2009.

We expect to finalize the goodwill impairment analysis during the second quarter of fiscal 2009. There could be material adjustments to the goodwill impairment charge when the goodwill impairment test is completed.

Gain on Equity Investments

	Three Months Ended
	September 28, 2008	September 30, 2007	Change
Gain on equity investments, net	$8	$22	$(14)

Our equity investments portfolio primarily consists of investments in publicly traded and privately-held technology companies. In the first quarter of fiscal 2009, we recognized a gain of $8 million on the sale of our equity investments, which primarily consisted of approximately $7 million in gains on the sale of certain equity securities in public companies.

As of September 28, 2008, our equity investment portfolio of $49 million consisted of $12 million in marketable equity securities, $27 million in equity investments in privately-held companies and joint ventures, $10 million in investments in venture capital funds. The ongoing valuation of our investment portfolio remains uncertain and may be subject to fluctuations based on whether we participate in additional investment activity or as a result of the occurrence of events outside of our control.

Interest and Other Income (Expense), net

(dollars in millions)

	Three Months Ended
	September 28, 2008	September 30, 2007	Change
Interest and other income (expense), net	$(11)	$58	$(69)

In the first quarter of fiscal 2009, as compared to the corresponding period of fiscal 2008, interest and other income (expense), net, decreased primarily due to lower interest rates, a lower average cash balance and the impairment charge associated with our debt investment securities of approximately $24 million.

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

Income Taxes

(dollars in millions)

	Three Months Ended
	September 28, 2008	September 30, 2007	Change
Provision for income taxes	$24	$54	$(30)

For the first quarter of fiscal 2009, we recorded an income tax provision of $24 million, as compared with $54 million for the first quarter of fiscal 2008. These tax provisions were primarily recorded for taxes due on income generated in our foreign tax jurisdictions. The tax provision for the first quarter of fiscal 2009 also includes a benefit of $12 million resulting from the expiration of the statute of limitations with respect to certain unrecognized tax benefits. The first quarter of fiscal 2008 included a tax provision for a reduction in the U.S. valuation allowance that was credited to other balance sheet accounts instead of a reduction to income tax expense.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

(dollars in millions)

	Three Months Ended
	September 28, 2008	June 30, 2008	Change
Cash and cash equivalents	$2,030	$2,272	$(242)
Marketable debt securities	1,091	1,038	53

Total cash, cash equivalents and marketable debt securities	$3,121	$3,310	$(189)

Percentage of total assets	26.2%	23.1%	3.1	pts

Changes in Cash Flow

During the first quarter of fiscal 2009, our operating activities were significantly impacted by the following:

•

A net loss of $1,677 million, which was offset by non-cash charges of approximately $1,702 million, which primarily included goodwill impairment charges of $1,445 million, depreciation and amortization of $114 million, amortization of acquisition-related intangible assets of $80 million and stock-based compensation of $49 million; and

•

Changes in operating assets and liabilities of $123 million primarily due to collections of accounts receivable of $565 million, the change in prepaids and other assets of $99 million, partially offset by payments of accounts payable and other liabilities of $557 million.

During the first quarter of fiscal 2009, our cash used in investing activities of $258 million was primarily attributable to purchases of marketable debt securities of $262 million and purchases of property, plant and equipment, net, of $165 million. This use of cash was partially offset by cash provided by the proceeds from sales and maturities of marketable debt securities of $170 million. Cash used in financing activities of $132 million was primarily attributable to $130 million paid to purchase stock under our stock repurchase programs.

Cash generated by operations is used as our primary source of liquidity. As of September 28, 2008, our investment portfolio was valued at $3.1 billion which consisted of cash and cash equivalents, fixed-income trading assets, and short- and long-term investments. Substantially all of our investments in debt instruments are rated AA/AA2 or better by S&P or Moody’s. As of September 28, 2008, approximately 70% of our portfolio had a remaining maturity of less than one year.

Approximately 10% of our portfolio contains asset-backed securities. Most of our investments in asset-backed securities were rated AAA by Standard & Poor’s, and the expected weighted average remaining maturity was greater than two years.

Cash Conversion Cycle

	Three Months Ended
	September 28, 2008	June 30, 2008	Change
Days sales outstanding (DSO)(1)	74	72	2
Days of supply in inventory (DOS)(2)	33	29	4
Days payable outstanding (DPO)(3)	(56)	(59)	3

Cash conversion cycle	51	42	9

Inventory turns - products only	7.8	7.8	—

(1)	DSO measures the number of days it takes, based on a 90-day average, to turn our receivables into cash.
(2)	DOS measures the number of days it takes, based on a 90-day average, to sell our inventory.
(3)	DPO measures the number of days it takes, based on a 90-day average, to pay the balances of our accounts payable.

The cash conversion cycle is the duration between the purchase of inventories and services and the collection of the cash for the sale of our Products and Services and is a quarterly metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of DSO added to DOS, reduced by DPO. Inventory turns is annualized and represents the number of times product inventory is replenished during the year. DOS negatively impacted our cash conversion cycle by four days primarily due to a decrease in anticipated revenue and inventory buildup in anticipation of new product release. DPO negatively impacted our cash conversion cycle by three days primarily due to the timing of invoice payments.

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

We expect to continue to acquire companies, products, services and technologies.

Stock Repurchases

In May 2007, our Board of Directors authorized management to repurchase up to $3 billion of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions, repayment of debt and our share price. As of the beginning of our first fiscal quarter, approximately $36 million remained available under the May 2007 repurchase authorization.

In July 2008, our Board of Directors authorized management to repurchase up to $1 billion of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions, repayment of debt and our share price.

During our first fiscal quarter ended September 28, 2008, we repurchased approximately 15 million shares, or $130 million of our common stock, under these authorizations. As of September 28, 2008, all funds authorized under the May 2007 authorization have been utilized. See Note 8 of our condensed consolidated financial statements.

Borrowings

In August 1999, we issued $1.5 billion of unsecured senior debt securities in four tranches (the Senior Notes) of which $550 million (due on August 15, 2009 and bearing interest at 7.65%) remain. Interest on the Senior Notes is payable semi-annually. We may redeem all or any part of the Senior Notes at any time at a price equal to 100% of the principal plus accrued and unpaid interest in addition to an amount determined by a quotation agent, representing the present value of the remaining scheduled payments. The Senior Notes are subject to compliance with certain covenants that do not contain financial ratios. We are currently in compliance with these covenants. In addition, we also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest associated with the Senior Notes effectively becomes variable. For our publicly traded Senior Notes, estimates of fair value are based on market prices. For our other debt, fair value is calculated based on rates currently estimated to be available to us for debt with similar terms and remaining maturities. Our Board of Directors has authorized our management to repurchase Senior Note debt from time to time in partial or in full tranches based on availability of cash and market conditions. As of September 28, 2008, we have not repurchased any debt.

In January 2007, we issued $350 million principal amount of 0.625% Convertible Senior Notes due February 1, 2012 and $350 million principal amount of 0.75% Convertible Senior Notes due February 1, 2014 (the Convertible Notes), to KKR PEI Solar

Holdings, I, Ltd., KKR PEI Solar Holdings, II, Ltd. and Citibank, N.A. in a private placement. Each $1,000 of principal of the Convertible Notes is convertible into 34.6619 shares of our common stock (or a total of approximately 24 million shares), which is the equivalent of $28.84 per share, subject to adjustment upon the occurrence of specified events set forth under terms of the Convertible Notes. Concurrent with the issuance of the Convertible Notes, we entered into note hedge-transactions with a financial institution whereby we have the option to purchase up to 24 million shares of our common stock at a price of $28.84 per share and we sold warrants to the same financial institution whereby they have the option to purchase up to 24 million shares of our common stock. The separate note hedge and warrant transactions were structured to reduce the potential future share dilution associated with the conversion of the Convertible Notes.

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

As required by SFAS 5, we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and such amounts are reflected in our condensed consolidated financial statements. Litigation is inherently unpredictable and it is difficult to predict the outcome of particular matters with reasonable certainty and, therefore, the actual amount of any loss may prove to be larger or smaller than the amounts reflected in our condensed consolidated financial statements.

In fiscal 2006, as part of our service-based sales arrangement involving a governmental institution in Mexico, we were required to issue three guarantee bonds. The total amount of the bonds was approximately $41 million and initially required a security deposit of $41 million. In fiscal 2008, the security deposit of $41 million was returned to us and replaced with a cash secured letter of credit of $21 million. The deposit of $21 million used to secure the letter of credit is classified as Other non-current assets, net, in our September 28, 2008 condensed consolidated balance sheet.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents in subsidiaries for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. On September 28, 2008, we had cash and cash equivalents of $ 2.0 billion and short term investments in marketable debt securities of approximately $600 million.

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

During the three months ended September 28, 2008, we believe there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2008 Form 10-K, except as noted below:

Fair Value Accounting

Effective July 1, 2008, we adopted SFAS, No. 157 to account for our financial assets and liabilities. SFAS No. 157 provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date.

The fair value of our Level 1 financial assets is based on quoted market prices of the identical underlying security and generally include cash, money market funds and United States Treasury securities with quoted prices in active markets. Determining fair value for Level 1 instruments generally does not require significant management judgment, and the estimation is not difficult. The fair value of our Level 2 financial assets is based on observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency and generally include United States government agency debt securities, corporate notes/bonds, certificates of deposit and derivative instruments. These Level 2 instruments require more management judgment and subjectivity compared to Level 1 instruments which include determining which instruments are most similar to the instrument being priced, determining whether the market is active and determining which model-derived valuations are to be used when calculating fair value. We perform our analysis with the assistance of pricing services, which use observable inputs such as benchmark yields, reported trades and broker/dealer quotes.

In accordance with SFAS 159 which we adopted on July 1, 2008, we evaluated our existing eligible financial assets and liabilities and elected not to adopt the fair value option for any eligible items during the three months ended September 28, 2008. However, because the SFAS 159 election is based on an instrument-by-instrument election at the time we first recognize an eligible item or enter into an eligible firm commitment, we may decide to exercise the option on new items when business reasons support doing so in the future.

Impairment of Marketable and Non-Marketable Securities

We periodically review our marketable securities, as well as our non-marketable equity securities for impairment. If we conclude that any of these investments are impaired, we determine whether such impairment is “other-than-temporary” as defined under FSP 115-1. Factors we consider to make such a determination include the duration and severity of the impairment, as well as the reason for the decline in value and the potential recovery period. If any impairment is considered “other-than-temporary,” we will write down the asset to its fair value and take a corresponding charge to our condensed consolidated statement of income.

For our investments in debt instruments, these judgments primarily consider: a) the financial condition and liquidity of the issuer, the issuer’s credit rating, and any specific events which may cause us to believe the debt instrument will not mature and be paid in full; and b) our ability and intent to hold the investment to maturity. Given the current market conditions, these judgments could prove to be wrong, and companies with relatively high credit ratings and solid financial conditions may not be able to fulfill their obligations. In addition, a decision by management to no longer hold an investment until maturity may result in the recognition of an other-than-temporary impairment.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report, including the foregoing sections, contains forward-looking statements, particularly statements regarding: the estimated sublease income to be generated from sublease contracts not yet negotiated; the estimated cost of exiting or terminating leases; estimated future restructuring liabilities; our expectations with respect to workforce and facility-related expenses; our expectations with respect to productivity improvement initiatives and expense reduction measures; our expectations of increased competitive pressure with respect to certain of our products and services and in certain geographies; our expectations of pricing pressure on maintenance contracts; our expectations with respect to the demand for consolidation, installation and customization projects; our expectation that products gross margin will be subject to continued pricing pressures, increased competition and increased component costs and availability and our expectation of taking continued pricing actions with regard to our products; our plans to continue to invest significant resources in new systems, storage, software and microprocessor development and to enhance existing products; our plan to continue to focus our efforts on achieving additional operating efficiencies and cost savings by reviewing and improving our existing business processes and cost structure; our estimated goodwill impairment loss; our expectation regarding the completion of the goodwill impairment analysis; our expectation that we will continue to acquire companies, products, services and technologies; our belief that the liquidity provided by existing cash, cash equivalents, marketable debt securities and cash generated from operations will provide sufficient capital to meet our requirements for at least the next 12 months; and our belief that the resolution of pending claims and legal proceedings will not have a material adverse effect on us.

These forward-looking statements involve risks and uncertainties and the cautionary statements set forth above and those contained in the section of this report and our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, changes in estimates or judgments related to the goodwill impairment analysis; competition; pricing pressures; the complexity of our products and the importance of rapidly and successfully developing and introducing new products; our dependence on significant customers, specific industries and geographies; delays in product development or customer acceptance and implementation of new products and technologies; our ability to implement a new enterprise resource planning system; a material acquisition, restructuring or other event that results in significant charges; failure to successfully integrate acquired companies; reliance on single-source suppliers; risks associated with our ability to purchase a sufficient amount of components to meet demand; inventory risks; risks associated with the quality of our products; risks associated with international customers and operations; our dependence on channel partners; failure to retain key employees; and risks associated with our ability to achieve expected cost reductions within expected time frames. We assume no obligation to, and do not currently intend to, update these forward-looking statements.

AVAILABILITY OF INFORMATION

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at September 28, 2008. Actual results may differ materially.

Interest Rate Sensitivity

Our debt investment portfolio consists primarily of fixed income instruments with an average duration of 0.18 years as of September 28, 2008, as compared to 0.16 years as of June 30, 2008. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three-month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, for example, a hypothetical 150 BPS increase in interest rates would result in an approximate $ 6.2 million decrease in the fair value of our investments in debt securities as of September 28, 2008.

We also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest payable on the Senior Notes effectively becomes variable and thus matches the shorter-term rates received from our cash and marketable securities. Accordingly, interest rate fluctuations impact the fair value of our Senior Notes outstanding, which will be offset by corresponding changes in the fair value of the swap agreements. However, by entering into these swap agreements, we have a cash flow exposure related to the risk that interest rates may increase. For example, at September 28, 2008, a hypothetical 150 BPS increase in interest rates would result in an approximate $7.5 million increase in interest expense over a one-year period.

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

Based on our foreign currency exchange instruments outstanding at September 28, 2008, we estimate a maximum potential one-day loss in fair value of approximately $3 million, as compared to $2 million as of June 30, 2008, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Equity Security Price Risk.

Based on a fair value of $12 million, our risk to our marketable equity portfolio is insignificant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 28, 2008 such that the information required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various claims, suits, investigations and legal proceedings that arise from time to time in the ordinary course of our business. Although we do not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, we could incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period. For further information regarding items that we deem significant, please refer to Note 11 to our Notes to our condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, which to our knowledge have not materially changed other than as set forth below. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The recent financial crisis and current uncertainty in global economic conditions could negatively affect our business, results of operations, and financial condition.

The recent financial crisis affecting the banking system and financial markets and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity and fixed income markets. There could be a number of follow-on effects from these economic developments on our business, including insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies; counterparty failures negatively impacting our treasury operations; increased impairments from the inability of investee companies to obtain financing; decreased customer confidence; and decreased customer demand, including order delays or cancellations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding our repurchases of our common stock during the three fiscal months ended September 28, 2008.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2008 through August 1, 2008	9,778	$9.94	—	$1,035,883,559
August 2, 2008 through August 29, 2008	—	$—	—	$1,035,883,559
August 30, 2008 through September 28, 2008	14,697,327	$8.85	14,696,500	$905,886,290

Total	14,707,105	$8.85	14,696,500	$905,886,290

(1)

The total number of shares repurchased includes those shares of our common stock that our employees surrender for tax withholding purposes in connection with vesting of restricted stock and shares of restricted stock that we repurchased from employees whose employment terminated before such shares vested. As of September 28, 2008, 35,557 shares are subject to repurchase by us.

(2)

In May 2007, our Board of Directors authorized management to repurchase up to $3.0 billion of our outstanding common stock and on July 31, 2008, our Board of Directors authorized management to repurchase up to $1.0 billion of our outstanding common stock. Under each of these authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent upon a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions, repayment of debt and our share price. As of the beginning of our first fiscal quarter, approximately $36 million remained available under the May 2007 repurchase authorization. As of September 28, 2008, all funds authorized under the May 2007 repurchase authorization have been utilized

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Management Contract or Compensatory Plan or Arrangement
			Incorporated by Reference
			Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation, dated September 8, 2006.	No	10-K	3.1	September 8, 2006

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated November 9, 2007.	No	10-Q	3.1	February 6, 2008

3.3	Bylaws of the Registrant, as amended August 27, 2008.	No	8-K	3.2	September 2, 2008

4.1	Indenture, dated August 1, 1999 (the “Indenture”) between Registrant and The Bank of New York, as Trustee.	No	8-K	4.1	August 6, 1999

4.2	Form of Subordinated Indenture.	No	8-K	4.2	August 6, 1999

4.3	Officers’ Certificate Pursuant to Section 301 of the Indenture, without exhibits, establishing the terms of Registrant’s Senior Notes.	No	8-K	4.3	August 6, 1999

4.4	Form of Senior Note.	No	8-K	4.4	August 6, 1999

4.5	Indenture Related to the 0.625% Convertible Notes, Due 2012, between Registrant and U.S. National Association, as Trustee (including Form of 0.625% Convertible Senior Note Due 2012.	No	8-K/A	4.1	February 2, 2007

4.6	Indenture Related to the 0.750% Convertible Notes, Due 2014, between Registrant and U.S. National Association, as Trustee (including Form of 0.750% Convertible Senior Note Due 2014.	No	8-K/A	4.2	February 2, 2007

4.7	Registration Rights Agreement, dated as of January 26, 2007, between Registrant and KKR PEI Solar Holdings II, Ltd. and Citibank, N.A.	No	8-K/A	4.3	February 2, 2007

4.8	Purchase Agreement, dated January 23, 2007, by and among Registrant, the Purchasers Named in Exhibit A Attached Thereto, Kohlberg Kravis Roberts & Co., LP and KKR PEI Investments, L.P.	No	8-K/A	10.1	February 2, 2007

10.1	Representative form of performance-based restricted stock unit grant agreement for Section 16 officers under the Registrant’s 2007 Omnibus Incentive Plan.	Yes

10.2	Letter agreement, dated as of July 9, 2008, between the Registrant and Peter Ryan related to Mr. Ryan’s compensation terms.	Yes

10.3	Severance Agreement, dated as of July 9, 2008, between the Registrant and Peter Ryan.	Yes

15.1	Letter regarding Unaudited Interim Financial Information.	No

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.	No

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.	No

32.1	Section 1350 Certificate of Chief Executive Officer.	No

32.2	Section 1350 Certificate of Chief Financial Officer.	No

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN MICROSYSTEMS, INC.

BY:	/s/ Michael E. Lehman
Michael E. Lehman
Chief Financial Officer and Executive Vice President, Corporate Resources (Principal Financial Officer)

BY:	/s/ V. Kalyani Chatterjee - Tandon
V. Kalyani Chatterjee - Tandon
Chief Accounting Officer (Principal Accounting Officer)

Dated: November 4, 2008