Form 10-Q
period 2008-12-28
SUN MICROSYSTEMS, INC.
filed 2009-02-06
CIK 709519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2008

or

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

Large accelerated filer	☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)		Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Shares outstanding of the registrant’s common stock.

Class	Outstanding at January 30, 2009
Common Stock - $0.001 par value	744,705,385

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Net revenues:
Products	$1,939	$2,249	$3,703	$4,229
Services	1,281	1,366	2,507	2,605

Total net revenues	3,220	3,615	6,210	6,834
Cost of sales:
Cost of sales-products	1,180	1,161	2,323	2,190
Cost of sales-services	690	701	1,336	1,330

Total cost of sales	1,870	1,862	3,659	3,520

Gross margin	1,350	1,753	2,551	3,314
Operating expenses:
Research and development	411	463	834	909
Selling, general and administrative	916	995	1,836	1,934
Restructuring charges and related impairment of long-lived assets	222	32	285	145
Purchased in-process research and development	—	1	—	1
Impairment of goodwill	—	—	1,445	—

Total operating expenses	1,549	1,491	4,400	2,989

Operating income (loss)	(199)	262	(1,849)	325
Gain (loss) on equity investments, net	(3)	—	5	22
Interest and other income (expense), net	10	53	(1)	111

Income (loss) before income taxes	(192)	315	(1,845)	458
Provision for income taxes	17	55	41	109

Net income (loss)	$(209)	$260	$(1,886)	$349

Net income (loss) per common share-basic	$(0.28)	$0.32	$(2.53)	$0.42

Net income (loss) per common share-diluted	$(0.28)	$0.31	$(2.53)	$0.41

Shares used in the calculation of net income (loss) per common share-basic	743	806	746	836

Shares used in the calculation of net income (loss) per common share-diluted	743	826	746	855

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except for par value)

	December 28, 2008	June 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,630	$2,272
Short-term investments	1,014	429
Accounts receivable (net of allowances of $61 and $64)(1)	2,574	3,019
Inventories	592	680
Deferred and prepaid tax assets	211	216
Prepaid expenses and other current assets, net	1,087	1,218

Total current assets	7,108	7,834

Property, plant and equipment (net of accumulated depreciation of $3,112 and $3,269)(1)	1,645	1,611
Long-term marketable debt securities	364	609
Goodwill	1,700	3,215
Acquisition-related intangible assets, net	413	565
Other non-current assets, net	454	506

	$11,684	$14,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,290	$1,387
Accrued payroll-related liabilities	615	734
Accrued liabilities and other	1,204	1,105
Deferred revenues	2,070	2,236
Warranty reserve	184	206
Current portion of long-term debt	569	—

Total current liabilities	5,932	5,668

Long-term debt	694	1,265
Long-term deferred revenues	521	683
Other non-current obligations	1,014	1,136
Stockholders’ equity:
Preferred stock ($0.001 par value, 10 shares authorized; no shares issued and outstanding)	—	—
Common stock and additional paid-in-capital ($0.001 par value, 1,800 shares authorized; issued: 901 shares and 901 shares)(1)	7,492	7,391
Treasury stock, at cost: (156 shares and 149 shares)(1)	(2,699)	(2,726)
Retained earnings (deficit)	(1,602)	430
Accumulated other comprehensive income	332	493

Total stockholders’ equity	3,523	5,588

	$11,684	$14,340

(1)	As of December 28, 2008 and June 30, 2008, respectively.

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Six Months Ended
	December 28, 2008	December 30, 2007
Cash flows from operating activities:
Net income (loss)	$(1,886)	$349
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	214	241
Amortization of acquisition-related intangible assets	152	148
Stock-based compensation expense	101	100
(Gain) loss on investments and other, net	17	(22)
Impairment of goodwill	1,445	—
Deferred taxes	—	8
Changes in operating assets and liabilities:
Accounts receivable, net	443	187
Inventories	87	(104)
Prepaid and other assets, net	161	(30)
Accounts payable	(99)	(110)
Other liabilities	(431)	143

Net cash provided by operating activities	204	910

Cash flows from investing activities:
Increase in restricted cash	(3)	(19)
Purchases of marketable debt securities	(888)	(1,030)
Proceeds from sales of marketable debt securities	221	509
Proceeds from maturities of marketable debt securities	275	379
Proceeds from sales of equity investments, net	7	27
Purchases of property, plant and equipment, net	(284)	(235)
Payment for acquisitions, net of cash acquired	—	(41)

Net cash used in investing activities	(672)	(410)

Cash flows from financing activities:
Purchase of common stock under stock repurchase plans	(130)	(2,000)
Proceeds from the exercise of options and ESPP purchases, net	20	102
Principal payments on borrowings and other obligations	(9)	(8)

Net cash used in financing activities	(119)	(1,906)

Effect of exchange rates on cash and cash equivalents	(55)	—

Net decrease in cash and cash equivalents	(642)	(1,406)
Cash and cash equivalents, beginning of period	2,272	3,620

Cash and cash equivalents, end of period	$1,630	$2,214

See accompanying notes.

SUN MICROSYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

We provide network computing infrastructure solutions that drive global network participation through shared innovation, community development and open source leadership. Guided by a singular vision, “The Network is the Computer™”, we provide a diversity of software, systems, storage, services and microelectronics that power everything from consumer electronics, to developer tools and the world’s most powerful data centers. Our core brands include the Java™ technology platform, the Solaris™ Operating System, the MySQL™ database management system, Sun StorageTek™ storage solutions and the UltraSPARC® processor. Our network computing platforms are used by nearly every sector of society and industry, and provide the infrastructure behind some of the world’s best known search, social networking, entertainment, financial services, telecommunications, manufacturing, healthcare, retail, news, energy and engineering companies. By investing in research and development, we create products and services that address the complex information technology issues facing customers today, including increasing demands for network access, bandwidth and storage. We share these innovations in order to grow communities, in turn increasing participation on the network and building new market opportunities while maintaining partnerships with some of the most innovative technology companies in the world.

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

Recent Pronouncements

Collaborative Arrangements: In November 2007, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) 07-1, “Accounting for Collaborative Arrangements,” (EITF 07-1). EITF 07-1 requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. In addition, a participant in a collaborative arrangement should provide the following disclosures separately for each collaborative arrangement: (a) the nature and purpose of the arrangement, (b) its rights and obligations under the collaborative arrangement, (c) the accounting policy for the arrangement in accordance with APB Opinion 22, “Disclosure of Accounting Policies,” and (d) the income statement classification and amounts arising from the collaborative arrangement between participants for each period an income statement is presented. EITF 07-1 will be effective for annual periods beginning after December 15, 2008 and we are required to adopt the pronouncement in our first quarter of fiscal 2010. We are currently evaluating the impact of adopting EITF 07-1 on our condensed consolidated financial statements.

Business Combinations: In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (SFAS 141(R)) and SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51,” (SFAS 160).

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

Derivative Instruments and Hedging Activities Disclosures: In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133,” (SFAS 161). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This Statement specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and will be adopted by us in the third quarter of fiscal 2009. We do not expect the adoption of SFAS 161 to have a material effect on our disclosures.

Fair Value: In February 2008, the FASB issued FASB Staff Position (FSP) No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” (FSP SFAS 157-2). FSP SFAS 157-2 amends SFAS 157, to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, FSP SFAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and we are required to adopt the pronouncement in our first quarter of fiscal 2010. We are currently evaluating the impact of adopting FSP SFAS 157-2 on our condensed consolidated financial statements.

Intangibles: In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008 and we are required to adopt the pronouncement in our first quarter of fiscal 2010. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

Accounting For Convertible Debt: In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion,” (FSP APB 14-1). FSP APB 14-1 will require entities to separately account for the liability and equity components of certain convertible instrument in a manner that reflects the nonconvertible debt borrowing rate. The FSP will require bifurcation of a component of the debt, classification of that component in equity and then accretion of the resulting discount on the debt as part of interest expense being reflected in the income statement. In addition, the FSP will require certain additional disclosures.

We first issued convertible debt that is subject to the provisions of FSP APB 14-1 in January 2007. The FSP will be effective for fiscal years beginning after December 15, 2008 and we are required to adopt the FSP in our first quarter of fiscal 2010. The FSP does not permit early application and will require retrospective application to all periods presented.

The following tables illustrate our convertible long-term debt, net income (loss) and net income (loss) per share on an as reported basis and the estimated pro forma effect had we applied the provisions of FSP APB 14-1 for all periods affected (in millions):

	December 28, 2008	June 30, 2008
Convertible long-term debt, as reported	$700	$700
Convertible long-term debt, pro forma	$572	$558

Amortization of bond discount, for the three and six months ended December 28, 2008 and December 30, 2007, and for the fiscal years ended June 30, 2008 and June 30, 2007, respectively, is estimated as follows (in millions, except for per share amounts):

	Three months ended		Six months ended		Twelve months ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007	June 30, 2008	June 30, 2007
Net income (loss), as reported	$(209)	$260	$(1,886)	$349	$403	$473
Amortization of bond discount	(7)	(7)	(14)	(13)	(26)	(11)
Pro forma net income (loss)	$(216)	$253	$(1,900)	$336	$377	$462

Basic net income (loss) per share
As reported	$(0.28)	$0.32	$(2.53)	$0.42	$0.50	$0.54
Pro forma	$(0.29)	$0.31	$(2.55)	$0.40	$0.47	$0.52

Diluted net income (loss) per share
As reported	$(0.28)	$0.31	$(2.53)	$0.41	$0.49	$0.52
Pro forma	$(0.29)	$0.31	$(2.55)	$0.39	$0.46	$0.51

The amortization of bond discount required under FSP APB 14-1 is a non-cash expense and has no impact on the total operating, investing and financing cash flows in the prior period or future condensed consolidated statements of cash flows.

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

Defined Benefit Plan Disclosures: On December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 and we are required to adopt FSP FAS 132(R)-1 in our first quarter of fiscal 2010. We are currently evaluating the impact of adopting FSP FAS 132(R)-1 on our disclosures.

3. FAIR VALUE

On July 1, 2008, we adopted SFAS No. 157 “Fair Value Measurements,” (SFAS 157), for all financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of SFAS 157 did not have a significant impact on our condensed consolidated financial statements, and the resulting fair values calculated under SFAS 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance. We did not elect to adopt SFAS 157 for acquired non-financial assets and assumed non-financial liabilities. On July 1, 2008, we also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value using an instrument-by-instrument election. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS 159 also requires cash flows from purchases, sales, and maturities of trading securities to be classified based on the nature and purpose for which the securities were acquired. Our debt and equity instruments offsetting deferred compensation will continue to be classified as operating activities as they are maintained to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. SFAS 159 does not allow for retrospective application to periods prior to fiscal year 2008, therefore all trading asset activity for prior periods will continue to be presented as operating activities. As we did not elect to fair value any of our current financial instruments under the provisions of SFAS 159, our adoption of this statement did not have an impact on our financial statements.

On October 10, 2008, the FASB issued and we adopted FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (FSP 157-3). FSP 157-3 became effective upon issuance. FSP 157-3 clarifies the application of Statement 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of FSP 157-3 did not have a significant impact on our condensed consolidated financial statements.

SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There are three levels of inputs to fair value measurements: Level 1, the use of quoted prices for identical instruments in active markets; Level 2, the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, the use of unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

Many, but not all, of our financial instruments are carried at fair value. For example, substantially all of our cash equivalents, short-term investments and long-term investments are classified as available-for-sale securities and are carried at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income. Our derivative financial instruments that qualify as cash flow hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” are carried at fair value, with changes in fair value reported in various balance sheet categories (see Note 8, Derivative Financial Instruments in our 2008 Form 10-K), and ultimately in revenues or cost of sales.

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

Fair Value Measurements

Information about certain of our financial assets and liabilities for the quarter ended December 28, 2008 (in millions):

	Fair Value
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash and cash equivalents	$1,630	$1,219	$411	$—
Trading securities	51	51	—	—
Asset backed and mortgage backed securities	269	—	269	—
Corporate bonds	353	—	353	—
Government agency	610	—	610	—
U.S. Government notes and bonds	24	24	—	—
Certificates of deposit	88	—	88	—
Commercial paper	34	—	34	—
Available for sale equity securities	9	9	—	—
Interest rate swaps	19	—	19	—
Foreign exchange contracts	56	—	56	—

Total	$3,143	$1,303	$1,840	$—

In our first six months fiscal 2009, we determined that the declines in the fair value for certain of our debt investment securities were other than temporary due to the significant deterioration of the financial condition of the investees. As a result, we recorded impairment charges of approximately $24 million as an adjustment to interest and other income (expense), net, in our condensed consolidated statement of operations.

4. BALANCE SHEET DETAILS

Inventories

Inventories consisted of the following (in millions):

	December 28, 2008	June 30, 2008
Raw materials	$115	$154
Work in process	67	90
Finished goods	410	436

	$592	$680

Warranty Reserve

We accrue for our product warranty costs at the time of shipment. These product warranty costs are estimated based upon our historical experience and specific identification of product requirements and may fluctuate based on product mix.

The following table sets forth an analysis of warranty reserve activity (in millions):

Balance at June 30, 2008	$206
Charged to cost of sales	120
Utilized	(142)

Balance at December 28, 2008	$184

5. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS, NET

Information regarding our goodwill by operating segment is as follows (in millions):

	Product Group	Services Group	Total
Balance as of June 30, 2008	$1,828	$1,387	$3,215
Adjustment to acquired companies’ tax reserves	(35)	(35)	(70)
Impairments	(1,445)	—	(1,445)

Balance as of December 28, 2008	$348	$1,352	$1,700

Information regarding our other acquisition-related intangible assets is as follows (in millions):

	Gross Carrying Amount			Accumulated Amortization			Net
	June 30, 2008	Additions	December 28, 2008	June 30, 2008	Additions	December 28, 2008	December 28, 2008
Developed technology	$1,007	$—	$1,007	$(753)	$(73)	$(826)	$181
Customer base	731	—	731	(523)	(70)	(593)	138
Trademark	97	—	97	(19)	(5)	(24)	73
Acquired workforce and other	120	—	120	(95)	(4)	(99)	21

	$1,955	$—	$1,955	$(1,390)	$(152)	$(1,542)	$413

Amortization expense of other acquisition-related intangible assets was $72 million and $152 million for the three and six months ended December 28, 2008, respectively, and $74 million and $148 million for the three and six months ended December 30, 2007, respectively. Our acquisition-related intangible assets are amortized primarily over periods ranging between one and five years on a straight-line basis.

Estimated amortization expense for other acquisition-related intangible assets on our December 28, 2008 balance sheet for the fiscal years ending June 30, is as follows (in millions):

Remainder of 2009	$142
2010	102
2011	55
2012	46
2013	25
Thereafter	43

$413

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

During our quarter ended September 28, 2008, based on a combination of factors, including the current economic environment, our operating results, and a sustained decline in our market capitalization, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis as of September 28, 2008. As a result, during the first quarter of fiscal 2009, we recorded an impairment charge of $1,445 million which represented our best estimate of the resulting goodwill impairment. We completed our goodwill impairment analysis during the second quarter of fiscal 2009. For the purposes of this analysis, our estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices. There was no change in the current quarter to the $1,445 million non-cash goodwill impairment charges estimated and recorded in the first quarter of fiscal 2009. In connection with completing our goodwill impairment analysis, we reviewed our long-lived tangible and intangible assets within the impaired reporting unit under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We determined that the forecasted undiscounted cashflows related to these assets or asset groups were in excess of their carrying values, and therefore these assets were not impaired.

6. RESTRUCTURING CHARGES AND RELATED IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS 112, “Employers’ Accounting for Post Employment Benefits” (SFAS 112) and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), we recognized a total of $222 million and $285 million in restructuring for the three and six months ended December 28, 2008, respectively, and $32 million and $145 million for the three and six months ended December 30, 2007, respectively. The determination of when we accrue for severance costs, and which standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by SFAS 146 or under an on-going benefit arrangement as described by SFAS 112.

We estimated the cost of exiting and terminating our facility leases or acquired leases by referring to the contractual terms of the agreements and by evaluating the current real estate market conditions. In addition, we have estimated sublease income by evaluating the current real estate market conditions, or where applicable, by referring to amounts being negotiated. Our ability to generate this amount of sublease income, as well as our ability to terminate lease obligations at the amounts we have estimated, is highly dependent upon the commercial real estate market conditions in geographies at the time we perform our evaluations or negotiate the lease termination and sublease arrangements with third parties. The amounts we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change.

Restructuring Plan IX

In November 2008, we initiated a restructuring plan to further align our resources with our strategic business objectives through reducing our workforce by approximately 5,000 to 6,000 employees. Under this plan, we estimate in total that we will incur between $500 million to $600 million in severance and benefit costs. Through the second quarter of 2009, we recognized total related severance and benefit costs of $206 million. The remainder of the estimated costs under this restructuring plan are expected to be incurred over the next several quarters.

Restructuring Plan VIII

In May 2008, we initiated a restructuring plan to further align our resources with our strategic business objectives through reducing our workforce by approximately 1,500 to 2,500 employees. Under this plan, we estimate in total that we will incur up to $220 million in severance and benefit costs. Through the second quarter of fiscal 2009, we notified approximately 1,900 employees and recognized a total related severance and benefit costs of $172 million. The remainder of the estimated costs under this restructuring plan are expected to be incurred during fiscal 2009.

Restructuring Plan VII

In August 2007, we initiated a restructuring plan to further align our resources with our strategic business objectives. Through the second quarter of fiscal 2009, we notified approximately 1,450 employees of their termination and recognized total related severance and benefit costs of $131 million. Additionally, we incurred $6 million in expenses related to facilities other and restructuring related charges.

Restructuring Plans Prior to Phase VII

Prior to the initiation of Restructuring Plans VII and VIII, we implemented certain workforce reduction and facilities exit actions. All employees to be terminated under these plans have been notified and all facilities relating to the amounts accrued under these restructuring plans have been exited.

The following table sets forth an analysis of our restructuring accrual activity for the six months ended December 28, 2008 (in millions):

	Restructuring Plans
	IX	VIII		VII		Prior to VII	Total
	Severance and Benefits	Severance and Benefits	Facilities Related and Other	Severance and Benefits	Facilities Related and Other	Severance, Benefits, Facilities Related and Other
Balance as of June 30, 2008	$—	$107	$—	$20	$2	$207	$336
Severance and benefits	206	73	—	—	—	—	279
Accrued lease costs	—	—	6	—	—	—	6
Provision adjustments	—	(8)	—	(4)	—	12	—

Total restructuring charges	$206	$65	$6	$(4)	$—	$12	$285
Cash paid	—	(123)	(1)	(14)	(1)	(25)	(164)
Translation adjustments	—	(3)	—	—	—	(3)	(6)

Balance as of December 28, 2008	$206	$46	$5	$2	$1	$191	$451

The restructuring charges are based on estimates that are subject to change. Changes to the previous estimates have been reflected as “Provision adjustments” on the above table in the period the changes in estimates were determined. As of December 28, 2008, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $13 million. Accrued lease costs include accretion expense associated with the passage of time.

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next several quarters. Our accrual as of December 28, 2008, for facility-related leases (net of anticipated sublease proceeds), will be paid over their respective lease terms through fiscal 2024. As of December 28, 2008, of the total $451 million accrual for workforce reductions and facility-related leases, $301 million was classified as current accrued liabilities and other and the remaining $150 million was classified as other non-current obligations.

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

7. BORROWING ARRANGEMENTS

As of December 28, 2008 and June 30, 2008, the balance of long-term debt is as follows (in millions):

	Maturities	December 28, 2008	June 30, 2008
7.65% Senior Notes	2009	$550	$550
0.625% Convertible Notes	2012	350	350
0.75% Convertible Notes	2014	350	350
Interest rate swap agreements		19	21
Other		(6)	(6)

Total borrowing arrangements		$1,263	$1,265

Less: current maturities		(569)	—

Total carrying value long-term borrowing arrangements		$694	$1,265

Total fair value of long-term borrowings arrangements		$459	$1,165

Total fair value of current maturities		$536	$—

In August 1999, we issued $1.5 billion of unsecured senior debt securities in four tranches (the Senior Notes) of which $550 million (due on August 15, 2009 and bearing interest at 7.65%) remains. Interest on the Senior Notes is payable semi-annually. We may redeem all or any part of the Senior Notes at any time at a price equal to 100% of the principal plus accrued and unpaid interest in addition to an amount determined by a quotation agent, representing the present value of the remaining scheduled payments. The Senior Notes are subject to compliance with certain covenants that do not contain financial ratios. We are currently in compliance with these covenants. In addition, we also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest associated with the Senior Notes effectively becomes variable. For our publicly traded Senior Notes, estimates of fair value are based on observable market prices.

In January 2007, we issued $350 million principal amount of 0.625% Convertible Senior Notes due February 1, 2012 and $350 million principal amount of 0.75% Convertible Senior Notes due February 1, 2014 (the Convertible Notes), to KKR PEI Solar Holdings, I, Ltd., KKR PEI Solar Holdings, II, Ltd. and Citibank, N.A. in a private placement. Each $1,000 of principal of the Convertible Notes is convertible into 34.6619 shares of our common stock (or a total of approximately 24 million shares), which is the equivalent of $28.85 per share, subject to adjustment upon the occurrence of specified events set forth under terms of the Convertible Notes. Concurrent with the issuance of the Convertible Notes, we entered into note hedge-transactions with a financial institution whereby we have the option to purchase up to 24 million shares of our common stock at a price of $28.85 per share, and we sold warrants to the same financial institution whereby they have the option to purchase up to 24 million shares of our common stock. The separate note hedge and warrant transactions were structured to reduce the potential future share dilution associated with the conversion of the Convertible Notes. For our Convertible Notes, fair value is calculated based on volatility and rates currently estimated to be available to us for debt with similar terms and remaining maturities.

Uncommitted lines of credit

At December 28, 2008 and June 30, 2008, we and our subsidiaries had uncommitted lines of credit available for uses including overnight overdrafts, letters of credit and bank guarantees, aggregating approximately $274 million and $277 million, respectively. No amounts were drawn under these lines of credit as of December 28, 2008 and June 30, 2008. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

8. STOCKHOLDERS’ EQUITY

Stock-based Compensation

We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and restricted stock-based awards, including restricted stock units and performance-based restricted stock units. These awards are granted under our 2007 Omnibus Incentive Plan, which was approved by our stockholders on November 8, 2007. Stock options and restricted stock unit awards are generally time-based, vesting 25% on each annual anniversary of the grant date over four years. Stock options generally expire eight years from the date of grant. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the date of purchase. Shares issued as a result of stock option exercises, restricted stock-based awards and our ESPP are generally first issued out of treasury stock. As of December 28, 2008, we had approximately 141 million shares of common stock reserved for future issuance under these plans.

On July 1, 2005, we adopted the provisions of SFAS 123R “Share-Based Payment,” (SFAS 123(R)) requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense after adoption includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation.” Stock-based compensation expense for all stock-based compensation awards granted subsequent to July 1, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, ESPP and options assumed as a result of our acquisitions included in our condensed consolidated statements of operations (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Cost of sales - products	$3	$3	$6	$6
Cost of sales - services	10	9	21	17
Research and development	15	16	31	31
Selling, general and administrative	24	24	43	46

Stock-based compensation expense	$52	$52	$101	$100

Net cash proceeds from the exercise of stock options were $1 million and $2 million for the three and six months ended December 28, 2008, respectively, and $24 million and $51 million for the three and six months ended December 30, 2007, respectively.

The fair value of stock options was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and six months ended December 28, 2008 and December 30, 2007, respectively:

	Three Months Ended		Six Months Ended
Options	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Expected life (in years)	4.88	4.6	5.27	4.8
Interest rate	2.37%	3.77%	3.20%	4.11%
Volatility	58.33%	42.94%	47.07%	43.08%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$2.40	$8.23	$4.16	$8.61

Our computation of expected volatility for the three and six months ended December 28, 2008, is based on a combination of historical and market-based implied volatility. Our computation of expected life is based on historical settlement patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option activity for the six months ended December 28, 2008, is as follows (in millions, except per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2008	91	$32.05	3.92	$46
Grants	—	—
Exercises	(1)	2.85
Forfeitures or expirations	(8)	96.47

Outstanding at December 28, 2008	82	$25.81	3.55	$5

Exercisable at December 28, 2008	65	$28.15	2.85	$4

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of our second quarter of fiscal 2009 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 28, 2008. This amount changes based on the fair market value of our stock. The total intrinsic value of the options exercised was $1 million and $3 million for the three and six months ended December 28, 2008, respectively, and $14 million and $24 million for the three and six months ended December 30, 2007, respectively. The total fair value of options that vested during the three and six months ended December 28, 2008, was $36 million and $65 million, respectively. The total fair value of options that vested during the three and six months ended December 30, 2007, was $34 million and $79 million, respectively.

As of December 28, 2008, $130 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of two years.

The following table summarizes our restricted stock award activity for the six months ended December 28, 2008 (in millions, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value (per share)
Restricted stock awards at June 30, 2008	23	$19.90
Granted	14	7.54
Vested	(4)	18.85
Forfeited	(2)	18.75

Restricted stock awards at December 28, 2008	31	$14.33

As of December 28, 2008, we retained purchase rights to approximately 33,000 shares issued pursuant to stock purchase agreements and other stock plans at a weighted-average price of approximately $0.03 per share. As of December 28, 2008, $345 million of total unrecognized compensation costs related to restricted stock based awards is expected to be recognized over a weighted-average period of three years.

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

For the three and six months ended December 30, 2007, we added 20 million and 19 million common equivalent shares, respectively, to our basic weighted-average shares outstanding to compute the diluted weighted-average shares outstanding for the period. We are required to include these dilutive shares in our December 30, 2007, calculations of net income per share because we earned a profit during these periods.

Shares used in the diluted net income per share calculations exclude anti-dilutive common equivalent shares, consisting of stock options, restricted stock awards, written call options and shares associated with convertible notes. These anti-dilutive common equivalent shares totaled 98 million and 99 million shares for the three and six month periods ended December 30, 2007, respectively.

As a result of our net loss for the three and six months ended December 28, 2008, all potentially dilutive shares were anti-dilutive, and therefore, excluded from the computation of diluted net loss per share. While these common equivalent shares are currently anti-dilutive, they could be dilutive in the future.

The following table sets forth the computation of diluted income (loss) per share for the three and six months ended December 28, 2008 and December 30, 2007 (in millions, except earnings per common share):

	Three Months Ended		Six Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Net income (loss)	$(209)	$260	$(1,886)	$349
Weighted average common shares outstanding – basic	743	806	746	836
Diluted potential common shares	—	20	—	19
Weighted average common shares outstanding – diluted	743	826	746	855

Basic earnings per common share	$(0.28)	$0.32	$(2.53)	$0.42

Diluted earnings per common share	$(0.28)	$0.31	$(2.53)	$0.41

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

In May 2007, our Board of Directors authorized management to repurchase up to $3.0 billion of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions, repayment of debt and our share price. As of September 2008, all funds authorized under the May 2007 authorization were used. We repurchased 161 million shares for an aggregate purchase price of $3.0 billion under the May 2007 authorization, all of which are initially recorded as treasury stock and recorded using the cost method.

When treasury shares are reissued on a first-in-first-out basis, and the price of the reissued shares exceeds the cost of the respective treasury share, the gain is recorded to additional paid in capital. When the price of the reissued shares is lower than the cost of the respective treasury share, the loss is charged to additional paid in capital to the extent of previous gains, and then to retained earnings.

The stock repurchase activity under the stock repurchase programs during the first six months of fiscal 2009 is summarized as follows (in millions, except per share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative repurchases through June 30, 2008	161	$18.44	$2,964
Repurchase of common stock	15	8.85	130

Cumulative repurchases through December 28, 2008	176	$17.64	$3,094

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Net income (loss)	$(209)	$260	$(1,886)	$349
Change in net unrealized holding gain (loss) on available-for-sale investments	(18)	20	(37)	10
Change in unrealized holding gain on derivatives and pension-related benefit	23	1	49	12
Translation adjustments	(103)	17	(173)	84

	$(307)	$298	$(2,047)	$455

The components of accumulated other comprehensive income were as follows (in millions):

	December 28, 2008	June 30, 2008
Accumulated net unrealized holding (loss) on available-for-sale investments	$(50)	$(13)
Accumulated net unrealized holding gain (loss) on derivatives	31	(9)
Accumulated net unrealized pension-related benefit	21	12
Cumulative translation adjustments	330	503

	$332	$493

9. INCOME TAXES

During the second quarter of fiscal 2009, there were no material changes related to the tax reserves that impacted our effective tax rate. During the first quarter of fiscal 2009, as a result of the expiration of the statute of limitations with respect to certain acquisition-related tax reserves, the total amount of gross unrecognized tax benefits was reduced by $54 million and recorded as an adjustment against goodwill.

The total amount of gross unrecognized tax benefits was $175 million as of September 28, 2008. Of this amount, $117 million would benefit our tax provisions if realized and the remaining $58 million which relates to acquisition-related reserves, would be an adjustment to goodwill if realized.

Our policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations. During the first quarter of fiscal 2009, as a result of expiration of the statutes of limitation, we reduced our accrued interest and recorded a benefit to our tax provision of $12 million. The amount of interest and penalties accrued at September 28, 2008 was approximately $23 million.

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

Our CODM manages our company based primarily on broad functional categories of sales, services, manufacturing, product development and engineering and marketing and strategy. Starting in fiscal 2008, our CODM began reviewing consolidated financial information on revenues and gross margins for products and services and also began reviewing operating expenses. Our CODM does not use asset allocation for purposes of making decisions about allocating resources to the segment and assessing the segment’s performance. Our Product Group segment comprises our end-to-end networking architecture of computing products including our Computer Systems and Storage product lines. Our Services Group segment comprises a full range of services to existing and new customers, including Support Services (Support Services and Managed Services) and Professional Services and Educational Services.

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

Segment Information

The following table presents revenues and operating income (loss) for our segments (in millions):

	Product Group	Services Group	Total
Three Months Ended:

December 28, 2008
Revenues	$1,939	$1,281	$3,220

Gross margin	$759	$591	$1,350
Other Operating expenses			(1,549)

Operating loss			$(199)

December 30, 2007
Revenues	$2,249	$1,366	$3,615

Gross margin	$1,088	$665	$1,753
Operating expenses			(1,491)

Operating income			$262

	Product Group	Services Group	Total
Six Months Ended:

December 28, 2008
Revenues	$3,703	$2,507	$6,210

Gross margin	$1,380	$1,171	$2,551
Goodwill Impairment	(1,445)	—	(1,445)
Other Operating expenses			(2,955)

Operating loss			$(1,849)

December 30, 2007
Revenues	$4,229	$2,605	$6,834

Gross margin	$2,039	$1,275	$3,314
Operating expenses			(2,989)

Operating income			$325

11. LITIGATION AND OTHER CONTINGENCIES

In September 2004, private plaintiffs known as “relators” filed an action against us on behalf of the government of the United States in the United States District Court for the District of Arkansas alleging that certain rebates, discounts and other payments or benefits provided by us to our resellers and technology integrators constitute “kickbacks” in violation of the federal Anti-Kickback Act, because such benefits allegedly should have been disclosed to and/or passed on to the government. That action was filed under seal, and the complaint was not unsealed until April 2007. Later in fiscal 2005, the General Services Administration (GSA) began auditing our records under the agreements it had with us at that time. The GSA’s auditors alleged that we failed to provide agreed-upon discounts in accordance with the contracts’ “price reduction clauses” and further alleged that certain pricing disclosures made by us to the GSA were substantially incomplete, false or misleading, resulting in defective pricing. In April 2007, the United States Department of Justice filed a complaint intervening in the lawsuit in Arkansas described above. The government’s complaint includes claims related to both the “kickback” claims in the relators’ original complaint and other claims related to the GSA audit described above, including claims under the federal False Claims Act, breach of contract, and other related claims. The government’s complaint does not identify the amount of damages it claims or intends to claim. The parties continue to discuss the nature of the government’s current and potential claims on our GSA and other government sales. If this matter proceeds to trial, possible sanctions include an award of damages, including treble damages, fines, penalties and other sanctions, up to and including suspension or debarment from sales to the federal government. Although we are interested in pursuing an amicable resolution, we intend to present a vigorous factual and legal defense throughout the course of these proceedings.

As required by SFAS 5, we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and such amounts are reflected in Other non-current obligations in our condensed consolidated financial statements. Litigation is inherently unpredictable and it is difficult to predict the outcome of particular matters with reasonable certainty and, therefore, the actual amount of any loss may prove to be larger or smaller than the amounts reflected in our condensed consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders, Sun Microsystems, Inc.

We have reviewed the condensed consolidated balance sheet of Sun Microsystems, Inc. as of December 28, 2008 and the related condensed consolidated statements of operations for the three-month and six-month periods ended December 28, 2008 and December 30, 2007 and the condensed consolidated statements of cash flows for the six-month periods ended December 28, 2008 and December 30, 2007. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sun Microsystems, Inc. as of June 30, 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, not presented herein, and in our report dated August 26, 2008, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the change in method of accounting for uncertain tax positions in accordance with guidance provided in Financial Accounting Standards Board Interpretation No.48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB statement No.109”. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

San Jose, California

February 2, 2009

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

Overview of Second Quarter Fiscal 2009 Results

Our second quarter of fiscal 2009 results were negatively affected by the continued economic downturn and turbulence in the domestic and international financial markets. This has adversely impacted our customers across nearly all geographies and industries. Revenues and gross margins were negatively impacted by the following:

•	The challenging economic environment resulting in customers delaying, canceling or downsizing projects.

•	Competitive pricing pressure.

•	A shift in demand from our high end products to our volume based products.

As a result of the challenging global economic environment, we announced a restructuring plan in November 2008 aimed at reducing costs by approximately $700 to $800 million annually. As part of this restructuring we expect to reduce our global workforce by 5,000 to 6,000 employees, representing approximately 15% to 18% of our global workforce. We recorded approximately $222 million in charges associated with our restructuring plans during the second quarter of fiscal 2009.

Other key financial metrics for the quarter ended December 28, 2008, as compared to the quarter ended December 30, 2007 include the following:

•	Total net revenue decreased by $395 million, or 10.9%.

•	U.S. net revenue decreased $122 million, or 9.4%.

•	Gross margin as a percentage of net revenue decreased by 6.6 percentage points.

•	Research and development expenses decreased by $52 million, or 11.2%.

•	Selling, general, and administrative expenses decreased by $79 million, or 7.9%.

Over the last year we introduced a number of new Computer Systems and Storage products. New to our Computer Systems portfolio: we introduced enhanced M-Series Sun SPARC Enterprise servers utilizing the SPARC64 VII quad-core processor, specifically designed for mission-critical computing; and the SPARC Enterprise M3000 server providing the same mission critical features of the Enterprise M-Series family. New to our Storage portfolio: we introduced the S7000 series of Open Storage products; and the S6580 and S6780 mid-range disk arrays, which offer double the performance of previous generations.

RESULTS OF OPERATIONS

Net Revenues and Gross Margin

(dollars in millions, except revenue per employee dollars in thousands)

	Three Months Ended					Six Months Ended
	December 28, 2008	December 30, 2007	Change $	Change %		December 28, 2008	December 30, 2007	Change $	Change %
Computer Systems products	$1,369	$1,594	$(225)	(14.1)%		$2,626	$3,069	$(443)	(14.4)%
Storage products	570	655	(85)	(13.0)%		1,077	1,160	(83)	(7.2)%

Products net revenue	$1,939	$2,249	$(310)	(13.8)%		$3,703	$4,229	$(526)	(12.4)%
Products gross margin	39.1%	48.4%		(9.3	)pts	37.3%	48.2%		(10.9	)pts
Support Services	$946	$1,041	$(95)	(9.1)%		$1,909	$2,020	$(111)	(5.5)%
Professional and Educational Services	335	325	10	3.1%		598	585	13	2.2%

Services net revenue	$1,281	$1,366	$(85)	(6.2)%		$2,507	$2,605	$(98)	(3.8)%
Services gross margin	46.1%	48.7%		(2.6	)pts	46.7%	48.9%		(2.2	)pts

Total net revenues	$3,220	$3,615	$(395)	(10.9)%		$6,210	$6,834	$(624)	(9.1)%
Total gross margin	41.9%	48.5%		(6.6	)pts	41.1%	48.5%		(7.4	)pts

	Three Months Ended				Six Months Ended
	December 28, 2008	December 30, 2007	Change %		December 28, 2008	December 30, 2007	Change %
Percentage of revenue
Computer Systems products	42.5%	44.1%	(1.6	)pts	42.3%	44.9%	(2.6	)pts
Storage products	17.7%	18.1%	(0.4	)pts	17.4%	17.0%	0.4	pts
Support Services	29.4%	28.8%	0.6	pts	30.7%	29.5%	1.2	pts
Professional and Educational Services	10.4%	9.0%	1.4	pts	9.6%	8.6%	1.0	pts

	December 28, 2008	December 30, 2007	Change $	Change %
Revenue per employee (for the twelve months ended)(1)	$389	$410	$(21)	(5.1)%

(1)

Revenue per employee is calculated by dividing the revenue over the last 12 months by the average number of employees during the period, including contractors. We use this as a measure of our productivity.

Products Net Revenue and Gross Margin

Products net revenue consists of sales of Computer Systems and Storage products.

Computer Systems Net Revenue

Our Computer Systems products include servers ranging from cost and energy efficient entry level servers and blade systems, such as CMT-based, volume SPARC servers and x64-based volume servers, through high-performance mission critical enterprise computing servers, such as our mid-range and data center servers.

The decrease in Computer Systems products net revenue during the second quarter and first six months of fiscal 2009, as compared to the corresponding periods in fiscal 2008, was primarily due to decreased sales of our enterprise and traditional volume SPARC server products. Enterprise server products sales declined primarily due to project delays or cancellations based on the economic downturn and the shift in demand to certain lower end server products. Declines in volume server sales, driven by decreased sales of traditional volume SPARC servers, were partially offset by a shift in demand to CMT-based, volume SPARC servers and x64-based volume servers. The shift in demand from higher end products to lower end products is a trend we expect to continue.

Storage Net Revenue

Our Storage products include a broad range of entry-to-enterprise-level data storage offerings, including heterogeneous tape, disk, software and networking products for mainframe and open systems environments.

The decrease in Storage products net revenue during the second quarter and first six months of fiscal 2009, as compared to the corresponding periods in fiscal 2008, was primarily due to decreased sales of our tape products and mid- and entry-level disc storage products. Decreased sales of tape and mid- and entry-level disc storage products were primarily due to projects being postponed or cancelled as a result of current economic factors. These declines were partially offset by increased sales of enterprise disc products. Sales of our enterprise disc products increased primarily due to increased demand for data center consolidation and virtualization projects. We have experienced a shift in demand from tape products to disc products and expect this trend to continue.

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

For the second quarter of fiscal 2009, as compared to the corresponding period in fiscal 2008, Products gross margin decreased approximately nine percentage points primarily due to an eight percentage point decrease associated with pricing and discounting actions and a six percentage point decrease associated with unfavorable changes in sales mix and volume. Unfavorable margin impacts associated with pricing and discounting were primarily due to increased competitive pressure. Unfavorable volume and mix variances were primarily generated as a result of decreased sales of our higher-end Computer Systems and Storage products as a percentage of total sales. These unfavorable impacts to gross margin were partially offset by a five percentage point increase in gross margin associated with decreased costs. Decreased costs are primarily due to decreased component costs, but were partially offset by product excess and obsolete inventory reserve charges.

For the first six months of fiscal 2009, as compared to the corresponding period in fiscal 2008, Products gross margin decreased approximately eleven percentage points primarily due to a ten percentage point decrease associated with pricing and discounting actions and a five percentage point decrease associated with unfavorable changes to sales mix and volume. Unfavorable margin impacts associated with pricing and discounting were primarily due to increased competitive pressure. These unfavorable impacts to gross margin were partially offset by a four percentage point increase in gross margin associated with decreased costs. Decreased costs are primarily due to decreased component costs, but were partially offset by product excess and obsolete inventory reserve charges.

Gross margins are anticipated to be subject to continued industry wide global pricing pressures, increased competition and potential increases in the cost and availability of components.

Services Net Revenue and Gross Margin

Services net revenue consists of sales of Support Services and Professional Services and Educational Services.

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

The decrease in Support Services net revenue during the second quarter and first six months of fiscal 2009, as compared to the corresponding periods in fiscal 2008, was primarily due to decreases in our customer contracted installed base, increased discounting and unfavorable changes in foreign currency exchange rates. Decreases in our customer contracted installed base were primarily due to both the difficult economic environment globally and a shift in the demand of Computer Systems to the lower end, which generally provide less opportunity for services sales. Increased discounting is generally due to increased competitive pressure. We have experienced pricing pressure on maintenance contracts sold or renewed primarily due to customers choosing lower-cost solutions and expect this trend to continue.

Professional Services and Educational Services Net Revenue

Professional Services are services that enable customers to reduce costs and complexity, improve operational efficiency and build or transform a customer’s IT infrastructure. Professional Services include IT assessments, architectural services, implementation services and consolidation and migration services. Educational Services include training and certification for individuals and teams.

The increase in Professional Services and Educational Services net revenue during the second quarter and first six months of fiscal 2009, as compared to the corresponding periods in fiscal 2008, was primarily due to the completion of a number of multi-quarter Professional Services projects in the second quarter of fiscal 2009. Increases in revenue were partially offset by a change in classification of revenue from our Services group to our Products group due to changes in our manufacturing processes and unfavorable changes in foreign currency exchange rates. We continue to experience an increased demand for consolidation, installation and customization projects and expect this trend to continue.

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

For the second quarter of fiscal 2009, as compared to the corresponding period in fiscal 2008, Services gross margins decreased by approximately three percentage points. The decrease in gross margin was primarily due to a five percentage point decrease associated with unfavorable changes in sales mix and volume. This decrease was partially offset by a two percentage point increase due to improved delivery efficiencies.

For the first six months of fiscal 2009, as compared with the corresponding period in fiscal 2008, Services gross margins decreased by approximately two percentage points. The decrease in gross margin was primarily due to a five percentage point decrease associated with unfavorable changes in sales mix and volume. This decrease was partially offset by a three percentage point increase due to improved delivery efficiencies.

Net Revenues by Geographic Area

(dollars in millions)

	Three Months Ended				Six Months Ended
	December 28, 2008	December 30, 2007	Change $	Change %	December 28, 2008	December 30, 2007	Change $	Change %
North America	$1,258	$1,407	$(149)	(10.6)%	$2,471	$2,793	$(322)	(11.5)%
Percentage of total net revenues	39.1%	38.9%		0.2 pts	39.9%	40.9%		(1.0)pts
Europe Region	1,067	1,223	(156)	(12.8)%	2,021	2,265	(244)	(10.8)%
Percentage of total net revenues	33.1%	33.8%		(0.7)pts	32.5%	33.1%		(0.6)pts
Emerging Markets (Latin America, Greater China, India and SEE(1))	558	563	(5)	(0.9)%	1,021	978	43	4.4%
Percentage of total net revenues	17.3%	15.6%		1.7 pts	16.4%	14.3%		2.1 pts
APAC Region	337	422	(85)	(20.1)%	697	798	(101)	(12.7)%
Percentage of total net revenues	10.5%	11.7%		(1.2)pts	11.2%	11.7%		(0.5)pts

Total net revenues	$3,220	$3,615	$(395)	(10.9)%	$6,210	$6,834	$(624)	(9.1)%

Total International net revenues	$2,040	$2,313	$(273)	(11.8)%	$3,891	$4,229	$(338)	(8.0)%
Percentage of total net revenues	63.4%	64.0%		(0.6)pts	62.7%	61.9%		0.8 pts

(1)	Southern and Eastern EMEA (SEE) consists primarily of Russia, the United Arab Emirates (UAE) and South Africa.

	Three Months Ended				Six Months Ended
	December 28, 2008	December 30, 2007	Change $	Change %	December 28, 2008	December 30, 2007	Change $	Change %
United States (U.S.)	$1,180	$1,302	$(122)	(9.4)%	$2,319	$2,605	$(286)	(11.0)%

United States

The decrease in net revenue during the second quarter and first six months of fiscal 2009, as compared to the corresponding periods in fiscal 2008, was primarily due to decreased sales of our enterprise server products and our tape storage products as a result of the economic downturn. Decreased sales of enterprise server products were partially offset by increased sales of certain volume server products, such as CMT-based, volume SPARC server products and x64-based server products. Decreased sales of tape products were also due to increased competitive pressure and the shift in demand toward disc products. Services revenue also declined in the U.S. due to a decrease in Support Services and Professional Services. Support Services and Professional Services sales declined as a result of increased discounting, the decrease in our installed base and a shift in the installed base to volume-based products. Because higher end systems typically require high levels of service, this shift drove down the average selling price of maintenance support services.

International

The following table sets forth net revenues in those geographic markets that contributed significantly to international net revenues during the second quarter and first six months of fiscal 2009 and fiscal 2008 (dollars in millions):

	Three Months Ended				Six Months Ended
	December 28, 2008	December 30, 2007	Change $	Change %	December 28, 2008	December 30, 2007	Change $	Change %
Emerging Markets(1)	$558	$563	$(5)	(0.9)%	$1,021	$978	$43	4.4%
Central and North Europe (CNE)(2)	$309	$315	$(6)	(1.9)%	$561	$584	$(23)	(3.9)%
United Kingdom	$220	$291	$(71)	(24.4)%	$447	$566	$(119)	(21.0)%
Germany	$244	$277	$(33)	(11.9)%	$473	$517	$(44)	(8.5)%

(1)	Emerging Markets consists primarily of China, India, Russia, Brazil, Mexico and UAE.
(2)

CNE consists primarily of Sweden, Switzerland, the Netherlands, and Belgium. Revenues in the second quarter and first six months of fiscal 2008 have been adjusted to reflect a change in the composition of countries that make up CNE.

Emerging Markets

Net revenue remained relatively stable during the second quarter of fiscal 2009, as compared to the corresponding period in fiscal 2008. Decreases in revenue due to the economic downturn were primarily in our Products segment. Revenue was also unfavorably impacted by changes in foreign currency exchange rates. Within our Products segment, we experienced a continued shift in demand from our enterprise server products to volume server products resulting in decreased sales of our mid-range and data center server offerings. The shift to volume products resulted in increased sales of our CMT-based, volume SPARC server products and Netra SPARC-based server products. Storage revenues remained relatively stable with decreased tape sales being offset by increased sales of our disc storage products. Decreased Products sales were offset by increased Services sales. This resulted from increased Professional Services and Support Services sales, driven by the completion of a multi-quarter project in Latin America and increased customer demand for single supplier, multi-vendor support contracts.

The increase in net revenue during the first six months of fiscal 2009, as compared to the corresponding period in fiscal 2008, was primarily due to increased Services sales and increased Storage sales. Increased Services sales were due to increased Professional Services and Support Services sales, driven by the completion of a multi-quarter project in Latin America and increased customer demand for single supplier, multi-vendor support contracts. Storage sales increased due to increased mid-range disc product sales. These increases were partially offset by decreased Computer Systems sales primarily caused by the economic downturn, a shift in demand toward volume products, and the unfavorable impact of foreign currency exchange rates.

CNE

The decrease in net revenue during the second quarter and first six months of fiscal 2009, as compared to the corresponding periods in fiscal 2008, was primarily due to decreased Computer Systems sales and the unfavorable impact of foreign currency exchange rates. Computer Systems sales were down primarily due to difficult economic factors and a shift in demand away from enterprise server products and toward certain volume products, such as our CMT, x64 and Netra based products. Sales of Services and Storage products in CNE remained relatively stable.

United Kingdom

The decrease in net revenue during the second quarter and first six months of fiscal 2009, as compared to the corresponding periods in fiscal 2008, was primarily due to decreased Products and Services sales and the unfavorable impact of changes in foreign currency exchange rates. Decreased Products sales were primarily due to decreased sales of enterprise server products. Decreased sales of enterprise server products were due to decreased sales of our mid-range and data center servers as a result of a shift in demand to volume products. Decreased Services sales were due to decreased Support Services sales. Storage revenue remained relatively stable.

Germany

The decrease in net revenue during the second quarter and first six months of fiscal 2009, as compared to the corresponding periods in fiscal 2008, was primarily due to decreased sales of Computer Systems products, and decreased Services sales and the unfavorable impact of foreign currency exchange rates. Decreased sales of Computer Systems were primarily due to decreased sales of enterprise and volume server products. Enterprise server products sales declined primarily due to project delays or cancellations due to the economic downturn. Decreases in volume server products sales were due to decreased sales of traditional volume SPARC products, but were partially offset by increased sales of CMT and x64 based server products. Declines in Computer Systems and Services revenue were partially offset by increased Storage product sales, which increased primarily due to increased sales of tape storage products.

Operating Expenses

(dollars in millions)

	Three Months Ended					Six Months Ended
	December 28, 2008	December 30, 2007	Change $	Change %		December 28, 2008	December 30, 2007	Change $	Change %
Research and development	$411	$463	$(52)	(11.2)%		$834	$909	$(75)	(8.3)%
Percentage of total net revenues	12.8%	12.8%		0.0	pts	13.4%	13.3%		0.1	pts
Selling, general and administrative	$916	$995	$(79)	(7.9)%		$1,836	$1,934	$(98)	(5.1)%
Percentage of total net revenues	28.4%	27.5%		0.9	pts	29.6%	28.3%		1.3	pts
Restructuring and related impairment of long-lived assets	$222	$32	$190	593.8%		$285	$145	$140	96.6%
Percentage of total net revenues	6.9%	0.9%		6.0	pts	4.6%	2.1%		2.5	pts
Purchased in-process research and development	$—	$1	$(1)	(100)%		$—	$1	$(1)	(100)%
Percentage of total net revenues	—	—		—		—	—		—
Goodwill impairment	$—	$—	$—	—		$1,445	$—	$1,445	100%
Percentage of total net revenues	—	—		—		23.3%	0.0%		23.3	pts

Total operating expenses	$1,549	$1,491	$58	3.9%		$4,400	$2,989	$1,411	47.2%

Research and Development (R&D) Expenses

R&D expenses decreased by $52 million during the second quarter of fiscal 2009, as compared to the corresponding period of fiscal 2008, due to $35 million in savings from decreased performance-based compensation, $7 million in savings resulting from decreased head count associated with our restructuring efforts, a $7 million decrease in costs associated with prototype expenses and a $3 million decrease in expenses associated with outside services.

R&D expenses decreased by $75 million during the first six months of fiscal 2009, as compared with the corresponding period of fiscal 2008, due to $44 million in savings from decreased performance-based compensation, $10 million in savings resulting from decreased head count associated with our restructuring efforts, a $10 million decrease in costs associated with prototype expenses, a $8 million decrease in expenses associated with outside services and a $3 million decrease in depreciation expenses.

We believe that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest in new systems, storage, software and microprocessor development, and continue to enhance existing products.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses decreased by $79 million during the second quarter of fiscal 2009, as compared to the corresponding period of fiscal 2008, primarily due to $36 million in savings from decreased performance-based compensation, a decrease in marketing expense of $18 million, a decrease in outside services expense of $17 million and a decrease associated with occupancy expenses and related depreciation of $13 million. These decreases were partially offset by an increase in compensation and benefit related expenses of approximately $5 million.

SG&A expenses decreased by $98 million during the first six months of fiscal 2009, as compared to the corresponding period of fiscal 2008, primarily due to $44 million in savings from decreased performance-based compensation, a decrease in marketing expense of $43 million, a decrease associated with occupancy expenses and related depreciation of $16 million and a decrease in outside services expense of $9 million. These decreases were partially offset by an increase in compensation and benefit related expenses of approximately $14 million.

We are continuing to focus our efforts on achieving additional operating efficiencies and cost savings by reviewing and improving upon our existing business processes and cost structure.

Restructuring and Related Impairment of Long-lived Assets

During the second quarter of fiscal 2009, we began implementation of a restructuring plan in order to reduce our cost structure, which included reductions of our workforce. As a result of this and prior restructurings, restructuring and related impairment of long-lived assets charges for the three and six months ended December 28, 2008, were $222 million and $285 million, respectively. In the second quarter of fiscal 2009, these restructuring charges included $206 million in severance and benefits costs. For further details, refer to Note 6 of our condensed consolidated financial statements.

Impairment of Goodwill

During our quarter ended September 28, 2008, based on a combination of factors, including the current economic environment, our operating results, and a sustained decline in our market capitalization, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis. Because we concluded that an impairment loss was probable and was reasonably estimable, we recorded a $1,445 million non-cash goodwill impairment charge during the first quarter of fiscal 2009. We finalized our analysis in the second quarter of fiscal 2009 and concluded that no further adjustment was necessary.

Gain (loss) on Equity Investments

(dollars in millions)

	Three Months Ended			Six Months Ended
	December 28, 2008	December 30, 2007	Change	December 28, 2008	December 30, 2007	Change
Gain (loss) on equity investments, net	$(3)	$—	$(3)	$5	$22	$(17)

Our equity investments portfolio primarily consists of investments in publicly traded and privately-held technology companies. In the first quarter of fiscal 2009, we recognized a gain of $8 million on the sale of our equity investments, which primarily consisted of approximately $7 million in gains on the sale of certain equity securities in public companies. In the second quarter of fiscal 2009, we determined that declines in certain of our private investments were other than temporary and we recorded impairment charges of $3 million.

As of December 28, 2008, our equity investment portfolio of $43 million consisted of $9 million in marketable equity securities, $25 million in equity investments in privately-held companies and joint ventures, and $9 million in investments in venture capital funds. The ongoing valuation of our investment portfolio remains uncertain and may be subject to fluctuations based on whether we participate in additional investment activity or as a result of the occurrence of events outside of our control.

Interest and Other Income (Expense), net

(dollars in millions)

	Three Months Ended			Six Months Ended
	December 28, 2008	December 30, 2007	Change	December 28, 2008	December 30, 2007	Change
Interest and other income (expense), net	$10	$53	$(43)	$(1)	$111	$(112)

During the second quarter and first six months of fiscal 2009, as compared to the corresponding periods of fiscal 2008, interest and other income (expense), net, decreased primarily due to lower interest rates and a lower average cash balance. In the first six months of fiscal 2009, we recorded impairment charges associated with our debt investment securities of approximately $24 million.

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

Income Taxes

(dollars in millions)

	Three Months Ended			Six Months Ended
	December 28, 2008	December 30, 2007	Change	December 28, 2008	December 30, 2007	Change
Provision for income taxes	$17	$55	$(38)	$41	$109	$(68)

For the second quarter and first six months of fiscal 2009, we recorded an income tax provision of $17 million and $41 million, respectively, as compared with $55 million and $109 million for the corresponding periods of fiscal 2008. These tax provisions were primarily recorded for taxes due on income generated in our foreign tax jurisdictions. The first six months of fiscal 2008 included a tax provision for a reduction in the U.S. valuation allowance that was credited to other balance sheet accounts instead of a reduction to income tax expense.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents in subsidiaries for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. On December 28, 2008, we had cash and cash equivalents of approximately $1.6 billion and short term investments in marketable debt securities of approximately $1.0 billion.

We believe that the liquidity provided by existing cash, cash equivalents, marketable debt securities and cash generated from operations will provide sufficient capital to meet our requirements for at least the next 12 months. We believe our level of financial resources is a significant competitive factor in our industry, and we may choose at any time to raise additional capital to strengthen our financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities that arise although we can provide no assurance that we will be able to do so on terms favorable to us or at all.

Cash generated by operations is used as our primary source of liquidity. As of December 28, 2008, our investment portfolio was valued at $3.0 billion which consisted of cash and cash equivalents, fixed-income assets, and short- and long-term investments. Approximately 76% all of our investments in debt instruments are rated AA/AA2 or better by S&P or Moody’s. As of December 28, 2008, approximately 78% of our portfolio had a remaining maturity of less than one year.

Approximately 11% of our investment portfolio, excluding cash and cash equivalents, contains asset-backed securities. Approximately 80% of our investments in asset-backed securities were rated AAA by Standard & Poor’s, and the expected weighted average remaining maturity was greater than two years. Our portfolio has the following categories of asset backed securities as of December 28, 2008 (dollars in millions):

Asset Backed Securities
Mortgages	$118
Autos	95
Credit Cards	40
Large Equipment	4
Other Asset Backed Securities	11

$268

Cash, cash equivalents and marketable securities

(dollars in millions)

	December 28, 2008	June 30, 2008	Change
Cash and cash equivalents	$1,630	$2,272	$(642)
Marketable debt securities	1,378	1,038	340

Total cash, cash equivalents and marketable debt securities	$3,008	$3,310	$(302)

Percentage of total assets	25.7%	23.1%	2.6	pts

	Six Months Ended
	December 28, 2008	December 30, 2007	Change
Cash provided by operating activities	$204	$910	$(706)
Cash used in investing activities	(672)	(410)	(262)
Cash used in financing activities	(119)	(1,906)	1,787
Effect of exchange rates on cash and cash equivalents	(55)	—	(55)

Net decrease in cash and cash equivalents	$(642)	$(1,406)	$764

Changes in Cash Flow

During the first six months of fiscal 2009, our operating activities were significantly impacted by the following:

•

A net loss of $1,886 million, which was offset by non-cash charges of approximately $1,929 million, which primarily included goodwill impairment charges of $1,445 million, depreciation and amortization of $214 million, amortization of acquisition-related intangible assets of $152 million and stock-based compensation of $101 million; and

•

Changes in operating assets and liabilities of $161 million primarily due to collections of accounts receivable of $443 million, the change in prepaids and other assets of $161 million, partially offset by payments of accounts payable and other liabilities of $530 million.

During the first six months of fiscal 2009, our cash used in investing activities of $672 million was primarily attributable to purchases of marketable debt securities of $888 million and purchases of property, plant and equipment of $284 million. This use of cash was partially offset by cash provided by the proceeds from sales and maturities of marketable debt securities of $496 million. Cash used in financing activities of $119 million was primarily attributable to $130 million paid to purchase stock under our stock repurchase programs.

Cash Conversion Cycle

	Three Months Ended
	December 28, 2008	June 30, 2008	Change
Days sales outstanding (DSO)(1)	72	72	—
Days of supply in inventory (DOS)(2)	28	29	(1)
Days payable outstanding (DPO)(3)	(62)	(59)	(3)

Cash conversion cycle	38	42	(4)

Inventory turns - products only	7.9	7.8	0.1

(1)	DSO measures the number of days it takes, based on a 90-day average, to turn our receivables into cash.
(2)	DOS measures the number of days it takes, based on a 90-day average, to sell our inventory.
(3)	DPO measures the number of days it takes, based on a 90-day average, to pay the balances of our accounts payable.

The cash conversion cycle is the duration between the purchase of inventories and services and the collection of the cash for the sale of our Products and Services and is a quarterly metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of DSO added to DOS, reduced by DPO. Inventory turns is annualized and represents the number of times product inventory is replenished during the year. DPO positively impacted our cash conversion cycle by three days primarily due to the timing of invoice payments.

Our working capital requirements depend on the effective management of the cash conversion cycle.

Capital Commitments

Restructuring activities

As part of the restructuring announced in November 2008, we expect to incur between $500 to $600 million in severance and benefit costs. These costs are expected to be incurred over the next several quarters.

Restricted Cash

As part of our service-based sales arrangement involving a governmental institution in Mexico, we were required to maintain certain guarantee bonds. The total amount of the bonds was approximately $41 million. In fiscal 2008, the security deposit of $41 million was returned to us and replaced with a cash secured letter of credit of $21 million. The deposit of $21 million used to secure the letter of credit is classified as Other Non-current Assets, Net, in our December 28, 2008, Condensed Consolidated Balance Sheet.

Purchase Obligations

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

Financing Arrangements

In August 1999, we issued $1.5 billion of unsecured senior debt securities in four branches (the Senior Notes) of which $550 million (due on August 15, 2009 and bearing interest at 7.65%) remain. Interest on the Senior Notes is payable semi-annually. We may redeem all or any part of the Senior Notes at any time at a price equal to 100% of the principal plus accrued and unpaid interest in addition to an amount determined by a quotation agent, representing the present value of the remaining scheduled payments. The Senior Notes are subject to compliance with certain covenants that do not contain financial ratios. We are currently in compliance with these covenants. In addition, we also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest associated with the Senior Notes effectively becomes variable. Our Board of Directors has authorized our management to repurchase Senior Note debt from time to time in partial or in full branches based on availability of cash and market conditions. As of December 28, 2008, we have not repurchased any debt.

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

There were no shares repurchases in the second quarter of fiscal 2009 under this authorization and as of the end of the second quarter of fiscal 2009, approximately $906 million remained available under this repurchase authorization. As of the end of the first quarter of fiscal 2009, all funds authorized under the May 2007 authorization have been utilized. See Note 8 of our condensed consolidated financial statements.

Other Contractual Obligations

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

In September 2004, private plaintiffs known as “relators” filed an action against us on behalf of the government of the United States in the United States District Court for the District of Arkansas alleging that certain rebates, discounts and other payments or benefits provided by us to our resellers and technology integrators constitute “kickbacks” in violation of the federal Anti-Kickback Act, because such benefits allegedly should have been disclosed to and/or passed on to the government. That action was filed under seal, and the complaint was not unsealed until April 2007. Later in fiscal 2005, the General Services Administration (GSA) began auditing our records under the agreements it had with us at that time. The GSA’s auditors alleged that we failed to provide agreed-upon discounts in accordance with the contracts’ “price reduction clauses” and further alleged that certain pricing disclosures made by us to the GSA were substantially incomplete, false or misleading, resulting in defective pricing. In April 2007, the United States Department of Justice filed a complaint intervening in the lawsuit in Arkansas described above. The government’s complaint includes claims related to both the “kickback” claims in the relators’ original complaint and other claims related to the GSA audit described above, including claims under the federal False Claims Act, breach of contract, and other related claims. The government’s complaint does not identify the amount of damages it claims or intends to claim. The parties continue to discuss the nature of the government’s current and potential claims on our GSA and other government sales. If this matter proceeds to trial, possible sanctions include an award of damages, including treble damages, fines, penalties and other sanctions, up to and including suspension or debarment from sales to the federal government. Although we are interested in pursuing an amicable resolution, we intend to present a vigorous factual and legal defense throughout the course of these proceedings.

As required by SFAS 5, we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and such amounts are reflected in other non-current obligations in our condensed consolidated financial statements. Litigation is inherently unpredictable and it is difficult to predict the outcome of particular matters with reasonable certainty and, therefore, the actual amount of any loss may prove to be larger or smaller than the amounts reflected in our condensed consolidated financial statements.

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

During the three months ended December 28, 2008, we believe there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2008 Form 10-K, except as noted below:

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

The fair value of our Level 1 financial assets is based on quoted market prices of the identical underlying security and generally include cash, money market funds and United States Treasury securities with quoted prices in active markets. Determining fair value for Level 1 instruments generally does not require significant management judgment, and the estimation is not difficult. The fair value of our Level 2 financial assets is based on observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency and generally include United States government agency debt securities, corporate notes/bonds, certificates of deposit and derivative instruments. These Level 2 instruments require more management judgment and subjectivity compared to Level 1 instruments which include determining which instruments are most similar to the instrument being priced, determining whether the market is active and determining which model-derived valuations are to be used when calculating fair value. We perform our analysis with the assistance of pricing services.

In accordance with SFAS 159 which we adopted on July 1, 2008, we evaluated our existing eligible financial assets and liabilities and elected not to adopt the fair value option for any eligible items during the three and six months ended December 28, 2008. However, because the SFAS 159 election is based on an instrument-by-instrument election at the time we first recognize an eligible item or enter into an eligible firm commitment, we may decide to exercise the option on new items when business reasons support doing so in the future.

Impairment of Debt Investment Securities

We monitor our debt investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the earning performance, credit rating and asset quality of the investee; the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in our industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Impairment of Marketable and Non-Marketable Securities

We periodically review our marketable securities, as well as our non-marketable equity securities for impairment. If we conclude that any of these investments are impaired, we determine whether such impairment is “other-than-temporary” as defined under FSP 115-1. Factors we consider to make such a determination include the duration and severity of the impairment, as well as the reason for the decline in value and the potential recovery period. If any impairment is considered “other-than-temporary,” we will write down the asset to its fair value and take a corresponding charge to our condensed consolidated statement of operations.

Goodwill and Other Long-Lived Assets

We account for business acquisitions in accordance with SFAS 141, “Business Combinations,” (SFAS 141) and the subsequent accounting for goodwill and other long-lived assets in accordance with SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142) and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques in the high-technology industry. Goodwill is measured as the excess of the cost of the acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We review goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The impairment analysis is performed at one level below the operating segment level as defined in SFAS 142.

In testing for a potential impairment of goodwill, we: (1) allocate goodwill to our various reporting units to which the acquired goodwill relates; (2) estimate the fair value of our reporting units to which goodwill relates based on a combination of the income approach, which estimates the fair value of our reporting units based on future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices; and (3) determine the carrying value (book value) of those reporting units, as some of the assets and liabilities related to those reporting units, such as property and equipment and accounts receivable, are not held by those reporting units but by functional departments (for example, our Global Sales and Services organization and Worldwide Operations organization). Prior to this allocation of the assets to the reporting units, we are required to assess long-lived assets for impairment in accordance with SFAS 144. Furthermore, if the estimated fair value is less than the carrying value for a particular reporting unit, then we are required to estimate the fair value of all identifiable assets and liabilities of the reporting unit, in a manner similar to a purchase price allocation for an acquired business. Only after this process is completed is the amount of any goodwill impairment determined.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting units with recognized goodwill for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these reporting units, including estimated growth rates and assumptions about the economic environment. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units over their estimated remaining useful lives. In addition, we make certain judgments about allocating shared assets such as accounts receivable and property and equipment to the balance sheet for those reporting units. We also consider our market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date we perform the analysis.

SFAS 144 is the authoritative standard on the accounting for the impairment of other long-lived assets. In accordance with SFAS 144 and our internal accounting policy, we perform tests for impairment of intangible long-lived assets semi-annually and whenever events or circumstances suggest that other long-lived assets may be impaired. This analysis differs from our goodwill analysis in that an impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset (or assets) are less than the carrying value of the asset (or assets) we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value. We typically estimate the fair value of long-lived assets using the income approach.

Based on a combination of factors, including the economic environment, our operating results, and a sustained decline in our market capitalization, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis as of September 28, 2008. As a result, during the first quarter of fiscal 2009, we recorded an impairment charge of $1,445 million which represented our best estimate of the resulting goodwill impairment. We completed our goodwill impairment analysis during the second quarter of fiscal 2009. There was no change in the current quarter to the $1,445 million non-cash goodwill impairment charge estimated and recorded in the first quarter of fiscal 2009. In connection with completing our goodwill impairment analysis, we reviewed our long-lived tangible and intangible assets within the impaired reporting unit under SFAS 144. We determined that the forecasted undiscounted cash flows related to these assets or asset groups were in excess of their carrying values, and therefore these assets were not impaired.

As of December 28, 2008, we had a goodwill balance of $1,700 million. Goodwill impairment analysis and measurement is a process that requires significant judgment and the use of significant estimates related to valuation such as discount rates, long term growth rates and the level and timing of future cash flows. As a result, several factors could result in impairment of a material amount of our $1,700 million goodwill balance in future periods, including, but not limited to:

(1)	A decline in our stock price and resulting market capitalization (such as the decline which occurred subsequent to September 2008), if we determine that the decline is sustained and is indicative of a reduction in the fair value of either of our software or services reporting units below their carrying values;

(2)	Further weakening of the global economy, continued weakness in the network computing industry, or failure of Sun to reach our internal forecasts could impact our ability to achieve our forecasted levels of cashflows and reduce the estimated discounted cashflow value of our reporting units.

It is not possible at this time to determine if any such future impairment charge would result from these factors, or, if it does, whether such charge would be material. We will continue to review our goodwill and other long-lived assets for possible impairment. We cannot be certain that a future downturn in our business, changes in market conditions or a longer-term decline in the quoted market price of our stock will not result in an impairment of goodwill or other long-lived assets and the recognition of resulting expenses in future periods, which could adversely affect our results of operations for those periods.

Failure to achieve our forecasted operating results, due to further weakness in the economic environment or other factors, could result in impairment of a significant amount of our long-lived intangible or tangible assets. As of December 28, 2008, we had $424 million of long-lived intangible assets and $1,645 million of long-lived tangible assets.

Income Taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not more likely than not, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We currently have provided a full valuation allowance on our U.S. deferred tax assets and a full or partial valuation allowance on certain overseas deferred tax assets. We intend to maintain these valuation allowances until sufficient positive evidence exists to support the reversal of a valuation allowance in a specific taxing jurisdiction. Likewise, the occurrence of negative evidence with respect to certain of our foreign deferred tax assets could result in an increase to the valuation allowance. Our income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to our valuation allowances.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” (FIN 48), we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report, including the foregoing sections, contains forward-looking statements, particularly statements regarding: the estimated sublease income to be generated from sublease contracts not yet negotiated; the estimated cost of exiting or terminating leases; estimated future restructuring liabilities and the timing thereof; estimated workforce reductions; our expectations with respect to workforce and facility-related expenses; our expectations with respect to productivity improvement initiatives and expense reduction measures; our expectations regarding shifts in demand for our products and services; our expectations of increased competitive pressure with respect to certain of our products and services and in certain geographies; our expectations of pricing pressure on maintenance contracts; our expectations with respect to the demand for consolidation, installation and customization projects; our expectation that Products gross margin will be subject to continued pricing pressures, increased competition and increased component costs and availability; our plans to continue to invest significant resources in new systems, storage, software and microprocessor development and to enhance existing products; our plan to continue to focus our efforts on achieving additional operating efficiencies and cost savings by reviewing and improving our existing business processes and cost structure; our expectation that we will continue to acquire companies, products, services and technologies; our belief that the liquidity provided by existing cash, cash equivalents, marketable debt securities and cash generated from operations will provide sufficient capital to meet our requirements for at least the next 12 months; our belief that our level of financial resources is a significant competitive factor in our industry; and our belief that the resolution of pending claims and legal proceedings will not have a material adverse effect on us.

These forward-looking statements involve risks and uncertainties and the cautionary statements set forth above and those contained in the section of this report and our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, competition; pricing pressures; the complexity of our products and the importance of rapidly and successfully developing and introducing new products; our dependence on significant customers, specific industries and geographies; delays in product development or customer acceptance and implementation of new products and technologies; our ability to implement a new enterprise resource planning system; a material acquisition, restructuring or other event that results in significant charges; failure to successfully integrate acquired companies; reliance on single-source suppliers; risks associated with our ability to purchase a sufficient amount of components to meet demand; inventory risks; risks associated with the quality of our products; risks associated with international customers and operations; our dependence on channel partners; failure to retain key employees; risks associated with the financial crisis and uncertainty in global markets; and risks associated with our ability to achieve expected cost reductions within expected time frames. We assume no obligation to, and do not currently intend to, update these forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at December 28, 2008. Actual results may differ materially.

Interest Rate Sensitivity

Our debt investment portfolio consists primarily of fixed income instruments with an average duration of 0.19 years as of December 28, 2008, as compared to 0.16 years as of June 30, 2008. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three-month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, for example, a hypothetical 150 BPS increase in interest rates would result in an approximate $6.9 million decrease in the fair value of our investments in debt securities as of December 28, 2008.

We also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest payable on the Senior Notes effectively becomes variable and thus matches the shorter-term rates received from our cash and marketable securities. Accordingly, interest rate fluctuations impact the fair value of our Senior Notes outstanding, which will be offset by corresponding changes in the fair value of the swap agreements. However, by entering into these swap agreements, we have a cash flow exposure related to the risk that interest rates may increase. For example, at December 28, 2008, a hypothetical 150 BPS increase in interest rates would result in an approximate $5.3 million increase in interest expense over a one-year period.

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

Based on our foreign currency exchange instruments outstanding at December 28, 2008, we estimate a maximum potential one-day loss in fair value of approximately $6 million, as compared to $2 million as of June 30, 2008, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Equity Security Price Risk.

Based on a fair value of $9 million, the risk to our marketable equity portfolio is insignificant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 28, 2008 such that the information required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various claims, suits, investigations and legal proceedings that arise from time to time in the ordinary course of our business. Although we do not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, we could incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period. For further information regarding items that we deem to be significant, please refer to Note 11 to our Notes to our condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, which have not materially changed other than as set forth below. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The recent financial crisis and current uncertainty in global economic conditions could negatively affect our business, results of operations, and financial condition.

The recent financial crisis affecting the banking system and financial markets and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity and fixed income markets. There could be a number of follow-on effects from these economic developments on our business, including insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies; counterparty failures negatively impacting our treasury operations; increased impairments from the inability of investee companies to obtain financing; decreased customer confidence; and decreased customer demand, including order delays or cancellations. In addition, to the extent these economic developments impact our ability to achieve our internally forecasted results, we could incur significant impairment charges related to our goodwill and long-lived assets.

Credit rating downgrades could adversely affect our business and financial condition.

Three credit rating agencies follow us. Fitch Ratings has rated us BBB-, which is an investment grade rating. Moody’s Investor Services and Standard & Poor’s have assigned us non-investment grade ratings of Ba1 and BB+, respectively. Each of these agencies has placed us on negative outlook. These ratings reflect those credit agencies’ expectations regarding our financial and competitive condition. If we are downgraded by these ratings agencies, it could increase our costs of obtaining, or make it more difficult to obtain or issue, new debt financing. Any of these events could materially and adversely affect our business and financial condition.

Some of our Restructuring Plans may not result in the anticipated cost saving and benefits and the failure to effectively implement these plans may adversely affect our business.

Since March 2004, our Board of Directors and our management have approved a series of restructuring plans including the restructuring plan announced in November 2008. Our ability to achieve the cost savings and operating efficiencies anticipated by these restructuring plans is dependent on our ability to effectively implement the workforce and excess capacity reductions contemplated. If we are unable to implement these plans effectively, we may not achieve the level of cost savings and efficiency benefits expected for fiscal 2009 and beyond. Additionally, if the restructuring plans are not effectively managed, we may experience lost customer sales, product delays and other unanticipated effects, causing harm to our business and customer relationships. Finally, the timing and implementation of these plans require compliance with numerous laws and regulations, including local labor laws, and the failure to comply with such requirements may result in damages, fines and penalties which could adversely affect our business.

Impairment charges related to our goodwill or long-lived assets could adversely affect our future operating results.

We perform an analysis on our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. Goodwill is deemed to be impaired if the net book value of a reporting unit exceeds the estimated fair value. The impairment of a long-lived intangible asset other than goodwill is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset are less than the carrying value of the intangible asset we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value.

Based on a combination of factors, including the economic environment, our operating results, and a sustained decline in our market capitalization, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis as of September 28, 2008. As a result, during the first quarter of fiscal 2009, we recorded an impairment charge of $1,445 million which represented our best estimate of the resulting goodwill impairment. We completed our goodwill impairment analysis during the second quarter of fiscal 2009. There was no change in the second quarter of fiscal 2009 to the $1,445 million non-cash goodwill impairment charges estimated and recorded in the first quarter of fiscal 2009 . For the purposes of this analysis, our estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices. Our estimates of future cash flows included estimated growth rates and assumptions about the extent and duration of the current economic downturn.

As of December 28, 2008, we had a goodwill balance of $1,700 million. Goodwill impairment analysis and measurement is a process that requires significant judgment and the use of significant estimates related to valuation such as discount rates, long term growth rates and the level and timing of future cash flows. As a result, several factors could result in impairment of a material amount of our $1,700 million goodwill balance in future periods, including, but not limited to:

(1)	A decline in our stock price and resulting market capitalization (such as the decline which occurred subsequent to September 2008), if we determine that the decline is sustained and is indicative of a reduction in the fair value of any of our reporting units below its carrying value.

(2)	Further weakening of the world-wide economy, continued weakness in the network computing industry, or failure of Sun to reach our internal forecasts could impact our ability to achieve our forecasted levels of cash flows and reduce the estimated discounted cash flow value of our reporting units.

It is not possible at this time to determine if any such future impairment charge would result from these factors, or, if it does, whether such charge would be material. We will continue to review our goodwill and other intangible assets for possible impairment. We cannot be certain that a future downturn in our business, changes in market conditions or a longer-term decline in the quoted market price of our stock will not result in an impairment of goodwill and the recognition of resulting expenses in future periods, which could adversely affect our results of operations for those periods.

We also test our other long-lived assets for impairment semi-annually and whenever events or changes in circumstances indicate that their carrying amount may be impaired. Failure to achieve our forecasted operating results, due to further weakness in the economic environment or other factors, could result in impairment of a significant amount of our long-lived intangible or tangible assets. As of December 28, 2008, we had $424 million of long-lived intangible assets and $1,645 million of long-lived tangible assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on November 5, 2008. At the meeting, stockholders voted upon the following actions:

(1)	Election of Directors:

	FOR	AGAINST	ABSTAIN
Scott G. McNealy	624,782,330.00	18,815,875.75	2,450,601.25
James L. Barksdale	627,439,094.75	15,831,925.50	2,777,786.75
Stephen M. Bennett	614,054,554.50	29,198,237.25	2,796,015.25
Peter L.S. Currie	627,113,333.75	16,165,761.00	2,769,712.25
Robert J. Finocchio, Jr.	627,070,541.50	16,190,212.25	2,788,053.25
James H. Greene, Jr.	626,462,549.00	16,406,883.75	3,179,374.25
Michael E. Marks	627,383,248.75	15,884,585.00	2,780,973.25
Patricia E. Mitchell	626,558,469.75	16,690,486.25	2,799,851.00
M. Kenneth Oshman	611,684,836.00	31,210,978.75	3,152,992.25
P. Anthony Ridder	613,775,606.50	28,776,275.25	3,496,925.25
Jonathan I. Schwartz	625,526,542.75	18,248,342.00	2,273,922.25

Each of the eleven nominees above received a majority of the votes cast under our majority voting standard and were elected to the Board of Directors. Each director will serve until our next annual meeting and until his or her successor is elected and qualified.

(2)	Proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2009:

FOR	AGAINST	ABSTAIN	NON-VOTES
615,183,129.75	28,040,348.25	2,825,329.00	—

The appointment was ratified.

(3)	Approval of amendments to our Amended and Restated Certificate of Incorporation and Bylaws to eliminate supermajority voting:

FOR	AGAINST	ABSTAIN	NON-VOTE
606,203,666.75	37,862,533.25	1,982,607.00	—

The proposal was approved.

(4)	Approval of amendments to our 1990 Employee Stock Purchase Plan to increase the number of authorized shares issuable thereunder, extend the term and make certain other administrative changes:

FOR	AGAINST	ABSTAIN	NON-VOTE
440,081,936.25	16,624,293.75	502,726.00	188,839,851.00

The proposal was approved.

(5)	Stockholder proposal regarding an advisory vote on compensation:

FOR	AGAINST	ABSTAIN	NON-VOTE
305,248,115.00	146,944,963.50	5,015,777.50	188,839,951.00

The proposal was approved.

(6)	Stockholder proposal regarding an amendment to our Bylaws to establish a committee of the Board of Directors on human rights:

FOR	AGAINST	ABSTAIN	NON-VOTE
20,645,249.00	393,726,317.00	42,837,390.00	188,839,851.00

The proposal was not approved.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Management Contract or Compensatory Plan or Arrangement
			Incorporated by Reference
			Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant, dated November 6, 2008.	No

3.2	Bylaws of the Registrant, as amended January 29, 2009.	No	8-K	3.2	February 2, 2009

4.1	Indenture, dated August 1, 1999 (the “Indenture”) between Registrant and The Bank of New York, as Trustee.	No	8-K	4.1	August 6, 1999

4.2	Form of Subordinated Indenture.	No	8-K	4.2	August 6, 1999

4.3	Officers’ Certificate Pursuant to Section 301 of the Indenture, without exhibits, establishing the terms of Registrant’s Senior Notes.	No	8-K	4.3	August 6, 1999

4.4	Form of Senior Note.	No	8-K	4.4	August 6, 1999

4.5	Indenture Related to the 0.625% Convertible Notes, Due 2012, between Registrant and U.S. National Association, as Trustee (including Form of 0.625% Convertible Senior Note Due 2012.	No	8-K/A	4.1	February 2, 2007

4.6	Indenture Related to the 0.750% Convertible Notes, Due 2014, between Registrant and U.S. National Association, as Trustee (including Form of 0.750% Convertible Senior Note Due 2014.	No	8-K/A	4.2	February 2, 2007

4.7	Registration Rights Agreement, dated as of January 26, 2007, between Registrant and KKR PEI Solar Holdings II, Ltd. and Citibank, N.A.	No	8-K/A	4.3	February 2, 2007

4.8	Purchase Agreement, dated January 23, 2007, by and among Registrant, the Purchasers Named in Exhibit A Attached Thereto, Kohlberg Kravis Roberts & Co., LP and KKR PEI Investments, L.P.	No	8-K/A	10.1	February 2, 2007

10.1	Form of Change of Control Agreement executed by each executive officer, other than the Chief Executive Officer of Registrant.	Yes

10.2	Form of Change of Control Agreement executed by the Chairman of the Board and Chief Executive Officer of Registrant.	Yes

15.1	Letter regarding Unaudited Interim Financial Information.	No

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.	No

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.	No

32.1	Section 1350 Certificate of Chief Executive Officer.	No

32.2	Section 1350 Certificate of Chief Financial Officer.	No

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

Dated: February 5, 2009