Form 10-Q
period 2009-03-29
SUN MICROSYSTEMS, INC.
filed 2009-05-08
CIK 709519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)		Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Shares outstanding of the registrant’s common stock.

Class	Outstanding at April 30, 2009
Common Stock - $0.001 par value	746,252,519

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Net revenues:
Products	$1,519	$2,003	$5,222	$6,232
Services	1,095	1,263	3,602	3,868

Total net revenues	2,614	3,266	8,824	10,100
Cost of sales:
Cost of sales-products	877	1,106	3,200	3,296
Cost of sales-services	621	692	1,957	2,022

Total cost of sales	1,498	1,798	5,157	5,318

Gross margin	1,116	1,468	3,667	4,782
Operating expenses:
Research and development	393	457	1,227	1,366
Selling, general and administrative	843	989	2,679	2,923
Restructuring charges and total related impairment of long-lived assets	46	14	331	159
Purchased in-process research and development	3	24	3	25
Impairment of goodwill	—	—	1,445	—

Total operating expenses	1,285	1,484	5,685	4,473

Operating income (loss)	(169)	(16)	(2,018)	309
Gain on equity investments, net	3	—	8	22
Interest and other income (expense), net	(2)	34	(3)	145

Income (loss) before income taxes	(168)	18	(2,013)	476
Provision for income taxes	33	52	74	161

Net income (loss)	$(201)	$(34)	$(2,087)	$315

Net income (loss) per common share-basic	$(0.27)	$(0.04)	$(2.80)	$0.38

Net income (loss) per common share-diluted	$(0.27)	$(0.04)	$(2.80)	$0.38

Shares used in the calculation of net income (loss) per common share-basic	745	785	746	821

Shares used in the calculation of net income (loss) per common share-diluted	745	785	746	837

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except for par value)

	March 29, 2009	June 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,569	$2,272
Short-term marketable debt securities	1,134	429
Accounts receivable (net of allowances of $61 and $64)(1)	2,265	3,019
Inventories	561	680
Deferred and prepaid tax assets	185	216
Prepaid expenses and other current assets, net	1,036	1,218

Total current assets	6,750	7,834

Property, plant and equipment (net of accumulated depreciation of $3,118 and $3,269)(1)	1,670	1,611
Long-term marketable debt securities	287	609
Goodwill	1,740	3,215
Other acquisition-related intangible assets, net	357	565
Other non-current assets, net	458	506

	$11,262	$14,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,049	$1,387
Accrued payroll-related liabilities	595	734
Accrued liabilities and other	1,142	1,105
Deferred revenues	2,190	2,236
Warranty reserve	160	206
Current portion of long-term debt	562	—

Total current liabilities	5,698	5,668

Long-term debt	695	1,265
Long-term deferred revenues	548	683
Other non-current obligations	970	1,136
Stockholders’ equity:
Preferred stock ($0.001 par value, 10 shares authorized; no shares issued and outstanding)(1)	—	—
Common stock and additional paid-in-capital ($0.001 par value, 1,800 shares authorized; issued: 901 shares and 901 shares)	7,541	7,391
Treasury stock, at cost: (155 shares and 149 shares)(1)	(2,680)	(2,726)
Retained earnings (accumulated deficit)	(1,819)	430
Accumulated other comprehensive income	309	493

Total stockholders’ equity	3,351	5,588

	$11,262	$14,340

(1)	As of March 29, 2009 and June 30, 2008, respectively.

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Nine Months Ended
	March 29, 2009	March 30, 2008
Cash flows from operating activities:
Net income (loss)	$(2,087)	$315
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	321	354
Amortization of acquisition-related intangible assets	224	224
Stock-based compensation expense	150	157
Purchased in-process research and development	3	25
Impairment of goodwill	1,445	—
(Gain) loss on investments and other, net	23	(54)
Deferred taxes	2	8
Changes in operating assets and liabilities:
Accounts receivable, net	752	603
Inventories	118	(205)
Prepaid and other assets, net	177	(105)
Accounts payable	(341)	(114)
Other liabilities	(405)	31

Net cash provided by operating activities	382	1,239

Cash flows from investing activities:
Decrease (increase) in restricted cash	(19)	22
Purchases of marketable debt securities	(1,535)	(1,292)
Proceeds from sales of marketable debt securities	423	1,404
Proceeds from maturities of marketable debt securities	684	764
Proceeds from sales of equity investments, net	7	25
Purchases of property, plant and equipment, net	(404)	(297)
Payment for acquisitions, net of cash acquired	(55)	(923)

Net cash used in investing activities	(899)	(297)

Cash flows from financing activities:
Purchase of common stock under stock repurchase plans	(130)	(2,300)
Proceeds from the exercise of options and ESPP purchases, net	24	121
Principal payments on borrowings and other obligations	(12)	(20)

Net cash used in financing activities	(118)	(2,199)

Effect of exchange rates on cash and cash equivalents	(68)	—

Net decrease in cash and cash equivalents	(703)	(1,257)
Cash and cash equivalents, beginning of period	2,272	3,620

Cash and cash equivalents, end of period	$1,569	$2,363

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

On April 19, 2009, we entered into a definitive agreement under which Oracle Corporation (Oracle) will acquire all of our common stock, through a merger, for $9.50 per share in cash and Sun will become a wholly owned subsidiary of Oracle. The completion of the transaction is subject to the approval of our stockholders, regulatory approvals and various other closing conditions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Our first three quarters in fiscal year 2009 ended on September 28, 2008, December 28, 2008 and March 29, 2009. In fiscal year 2008, the quarters ended on September 30, 2007, December 30, 2007 and March 30, 2008. The fourth quarter in all fiscal years ends on June 30.

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

Intangibles: In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008 and we are required to adopt the pronouncement in our first quarter of fiscal 2010. We are currently evaluating the impact, if any, that FSP 142-3 will have on our condensed consolidated financial statements.

Accounting For Convertible Debt: In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion,” (FSP APB 14-1). FSP APB 14-1 will require entities to separately account for the liability and equity components of certain convertible instruments in a manner that reflects the nonconvertible debt borrowing rate. The FSP will require bifurcation of a component of the debt, classification of that component in equity and then accretion of the resulting discount on the debt as part of interest expense being reflected in the income statement. In addition, the FSP will require certain additional disclosures.

We first issued convertible debt that is subject to the provisions of FSP APB 14-1 in January 2007. The FSP is effective for fiscal years beginning after December 15, 2008 and we are required to adopt the FSP in our first quarter of fiscal 2010. The FSP does not permit early application and will require retrospective application to all periods presented.

The following tables illustrate our convertible long-term debt, net income (loss) and net income (loss) per share on an as reported basis and the estimated pro forma effect had we applied the provisions of FSP APB 14-1 for all periods affected (in millions):

	March 29, 2009	June 30, 2008
Convertible long-term debt, as reported	$700	$700
Convertible long-term debt, pro forma	$579	$558

Amortization of bond discount, for the three and nine months ended March 29, 2009 and March 30, 2008, and for the fiscal years ended June 30, 2008 and June 30, 2007, respectively, is estimated as follows (in millions, except for per share amounts):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008	June 30, 2008	June 30, 2007
Net income (loss), as reported	$(201)	$(34)	$(2,087)	$315	$403	$473
Amortization of bond discount	(7)	(7)	(21)	(20)	(26)	(11)
Pro forma net income (loss)	$(208)	$(41)	$(2,108)	$295	$377	$462

Basic net income (loss) per share
As reported	$(0.27)	$(0.04)	$(2.80)	$0.38	$0.50	$0.54
Pro forma	$(0.28)	$(0.05)	$(2.83)	$0.36	$0.47	$0.52

Diluted net income (loss) per share
As reported	$(0.27)	$(0.04)	$(2.80)	$0.38	$0.49	$0.52
Pro forma	$(0.28)	$(0.05)	$(2.83)	$0.35	$0.46	$0.51

The amortization of bond discount required under FSP APB 14-1 is a non-cash expense and has no impact on the total operating, investing or financing cash flows in the prior periods or future condensed consolidated statements of cash flows.

In June 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides guidance on determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and we are required to adopt EITF 07-5 in our first quarter of fiscal 2010. We are currently evaluating the impact that EITF 07-5 will have on our condensed consolidated financial statements.

Defined Benefit Plan Disclosures: In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets, ” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 and we are required to adopt FSP FAS 132(R)-1 in our first quarter of fiscal 2010. We are currently evaluating the impact of adopting FSP FAS 132(R)-1 will have on our condensed consolidated financial statements.

Fair Value and Decreasing Volume and Transactions that are not Orderly: In April 2009 the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (FSP FAS 157-4). FSP FAS 157-4 affirms that in an inactive market, fair value is the price to sell the asset in an orderly transaction and clarifies and includes additional factors for determining inactive markets. FSP FAS 157-4 is effective for interim and fiscal years ending after June 15, 2009, and we are required to adopt FSP FAS 157-4 in our fourth quarter of fiscal 2009. We are currently evaluating the impact that FSP FAS 157-4 will have on our condensed consolidated financial statements.

Other-Than-Temporary Impairments: In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” ( FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP FAS 115-2 and FAS 124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. FSP FAS 115-2 and FAS 124-2 requires the presentation of the total other-than-temporary impairment in the statement of earnings for those impairments involving credit losses with an offset for the remainder of the impairment recognized in other comprehensive income. Upon adoption, FSP FAS 115-2 and FAS 124-2 requires a cumulative-effect adjustment in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and fiscal years ending after July 15 , 2009, and we are required to adopt FSP FAS 115-2 and FAS 124-2 in our fourth quarter of fiscal 2009. We are currently evaluating the impact that FSP FAS 115-2 and FAS 124-2 will have on our condensed consolidated financial statements.

Interim Disclosures about Fair Value: In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” ( FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 requires FAS 107 disclosures related to the fair value of its financial instruments when summarized financial information is presented for interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and fiscal years ending after July 15 , 2009, and we are required to adopt FSP FAS 107-1 and APB 28-1 in our fourth quarter of fiscal 2009. We are currently evaluating the impact that FSP FAS 107-1 and APB 28-1 will have on our condensed consolidated financial statements.

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

Fair Value Measurements

Information about certain of our financial assets and liabilities for the quarter ended March 29, 2009 (in millions):

	Fair Value
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash and cash equivalents	$1,569	$1,147	$422	$—
Trading securities	45	45	—	—
Asset backed and mortgage backed securities	235	—	235	—
Corporate bonds	272	—	272	—
Government agency	845	—	845	—
U.S. Government notes and bonds	40	40	—	—
Certificates of deposit	14	—	14	—
Commercial paper	15	—	15	—
Available for sale equity securities	11	11	—	—
Interest rate swaps(1)(2)	12	—	12	—
Foreign exchange contracts(1)	63	—	63	—

Total	$3,121	$1,243	$1,878	$—

(1)	See Note 4, Derivative Instruments and Hedging Activities, for more information regarding our foreign exchange contracts.
(2)	See Note 8, Borrowing Arrangements, for more information regarding our interest rate contracts.

In the third quarter and the first nine months of fiscal 2009, we determined that the declines in the fair value for certain of our debt investment securities were other than temporary due to the significant deterioration of the financial condition of the investees and our expectation that the investment would not fully recover, or would not recover before they were sold. As a result, we recorded impairment charges of approximately of $6 million and $30 million, respectively, as adjustments to interest and other income (expense), net, in our condensed consolidated statement of operations.

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On December 29, 2008, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133,” (SFAS 161). SFAS 161 expanded the disclosure requirements for derivative instruments and hedging activities. Under SFAS 161, we have provided enhanced disclosures addressing how and why we use derivative instruments, how we account for derivative instruments and related hedged items under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities, as amended” (SFAS 133) and its related interpretations, and how derivative instruments and related hedged items affect our financial position, financial performance and cash flows.

SFAS 133 requires us to recognize all of our derivative instruments as either assets or liabilities in our statement of operations at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument based upon the exposure being hedged as a cash flow hedge or a fair value hedge. All derivatives are recognized in our condensed consolidated balance sheet at fair value in accordance with SFAS 157 (see Note 3, Fair Value) and are reported in Prepaid expenses and other current assets, net, and Accrued liabilities and other. Classification of all of our derivatives are current because the maturity of the instrument is less than 12 months.

We are exposed to certain risks relating to our ongoing business operations. The primary risks managed by using derivative instruments are foreign currency exchange rate risk and interest rate risk. Option and forward contracts on various foreign currencies are entered into to manage the foreign currency exchange rate risk on forecasted revenue denominated in foreign currencies. Other forward exchange contracts are entered into to hedge against changes in the value of monetary assets and liabilities denominated in a non functional currency. We also use natural hedges by purchasing components and incurring expenses in local currencies.

We are exposed to interest rate risk that is generated by our corporate borrowing activities. Our management has decided that it will have discretion over the levels of fixed and floating rate interest rate exposure present in our debt portfolios, and that derivative instruments may be employed to achieve a desired mix. Approved financial instruments for managing interest rate risk are limited to plain vanilla interest rate swaps.

Cash Flow Hedges

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

Our hedging contracts are primarily intended to protect against changes in the value of the U.S. dollar. Accordingly, for forecasted transactions, U.S. dollar functional subsidiaries hedge foreign currency revenues and non-U.S. dollar functional subsidiaries selling in foreign currencies hedge U.S. dollar inventory purchases. Changes in the fair value of our derivatives designated as a cash flow hedge are recorded, net of applicable taxes, in accumulated other comprehensive income, a component of stockholders’ equity. When net income is affected by the variability of the underlying cash flow, the applicable offsetting amount of the gain or loss from the derivative that is deferred in stockholders’ equity is released to revenue and cost of sales, and reported in the consolidated statement of operations based on the nature of the underlying cash flow hedged. The net gains or losses relating to ineffectiveness were not material for the three and nine month periods ended March 29, 2009 and March 30, 2008, respectively.

Fair Value Hedges

We enter into interest rate derivatives to modify our aggregate exposure to interest rates generated by our borrowing activities. Interest rate derivatives will not be entered into on a regular basis, but when there is a desire to modify our interest rate exposure with respect to our fixed rate borrowings or other ordinary obligations. These transactions are characterized as “fair value” hedges for financial accounting purposes because they protect us against changes in the fair value of our fixed rate borrowings or other obligations due to interest rate movements. Interest rate derivatives in this category will be denominated in the same currency as the relevant hedged debt instrument. For our Senior Notes, we have hedged against the risk of changes in fair value associated with their fixed interest rate by entering into fixed-to-variable interest rate swap agreements, designated as fair value hedges, of which four are outstanding, with a total notional amount of $550 million as of March 29, 2009 and March 30, 2008. Our Senior Notes are due on August 15, 2009 (see Note 8).

The gains and losses on our fair value hedges, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of change in fair values. If the change in the value of the hedging instrument offsets the change in the value of the hedged item, the hedge is considered perfectly effective. Hedge effectiveness is measured at least quarterly based on the relative change in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, which is the amount by which the change in the value of the hedge does not exactly offset the change in the value of the hedged item, is recognized immediately in earnings. Our interest rate swaps qualify as perfectly effective fair value hedges and therefore there is no ineffective portion to the hedge recognized in earnings. Adjustments to the fair value of the interest rate swap agreements are recorded as either an other asset or other liability. The differential to be paid or received under these agreements is accrued consistently with the terms of the agreements and is recognized in interest expense over the term of the related debt. The related amounts payable to or receivable from counterparties are included in accounts receivable or accrued liabilities.

Non SFAS 133 Balance Sheet Hedging Strategy

Our balance sheet hedges are designed to hedge the gains and losses generated by remeasurement of nonfunctional currency denominated assets and liabilities. The program is designed so that hedging transactions are entered into to reduce the risk that foreign currency exchange rate fluctuations will adversely impact the functional currency value of nonfunctional currency denominated monetary assets and liabilities. To manage these foreign currency risk exposures, we enter into forward contracts to offset the foreign currency gains and losses. These contracts are entered into at the beginning of a designated fiscal month and mature after the end of such month. In some cases, these transactions may be entered into in the middle of the month to adjust existing hedges for changes in existing or anticipated nonfunctional currency denominated assets and liabilities. These are hedges of less than 3 months in duration.

Currency transaction gains (losses), net of our hedging activities derived from monetary assets and liabilities stated in a currency other than the functional currency, are recognized in Selling, general and administrative (SG&A) expenses in our condensed consolidated statements of operations.

Derivative Activity

We had the following net outstanding foreign currency contracts (in millions of USD):

Foreign Currency Contract	March 29, 2009	June 30, 2008
Euro	140	90
Great British pound	123	32
Japanese yen	90	233

Credit Risk

We manage our counterparty credit risk by monitoring the financial health of the banks with whom we have option and forward contracts on foreign currency and interest rate swaps by analyzing the banks’ credit rating and the Credit Default Swap (CDS) spread, or the price, denominated in basis points, to obtain a contract to protect against default of an underlying financial instrument. A company with a higher CDS spread is considered more likely to default by the market. Our option or forward contracts do not have credit risk related contingent features such as the requirement for immediate payment of any net liability position in the event a rating agency were to downgrade our Senior Notes.

Fair Value of Derivative Instruments

As of March 29, 2009 and June 30, 2008 (in millions):

	Asset Derivatives
	2009		2008
Derivatives Designated as Hedging Instruments Under SFAS 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts(1)(3)	Other current assets	12	Other current assets	21
Foreign exchange contracts(2)	Other current assets	37	Other current assets	6

		49		27

	Liability Derivatives
	2009		2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts(2)	Other current assets	(4)	Other current assets	(3)

	Asset Derivatives
	2009		2008
Derivatives Not Designated as Hedging Instruments Under SFAS No. 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts(2)	Other current assets	74	Other current assets	26

	Liability Derivatives
	2009		2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts(2)	Other current assets	(44)	Other current assets	(16)

(1)	See Note 3, Fair Value, for more information regarding our interest rate contracts.
(2)	See Note 3, Fair Value, for more information regarding our foreign exchange contracts.
(3)	See Note 8, Borrowing Arrangements, for more information regarding our interest rate contracts.

Effect of Derivative Instruments on the Statement of Financial Performance

(In millions)

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	2009		2008
Derivatives in SFAS 133 Cash Flow Hedging Relationships	Three Months Ended March 29	Nine Months Ended March 29	Three Months Ended March 30	Nine Months Ended March 30
Foreign exchange contracts	15	88	(26)	(50)

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2009		2008
Location of Gain (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)	Three Months Ended March 29	Nine Months Ended March 29	Three Months Ended March 30	Nine Months Ended March 30
Revenue/Cost of goods sold	27	60	(15)	(34)

	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)
	2009		2008
Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amounts Excluded From Effectiveness Testing)	Three Months Ended March 29	Nine Months Ended March 29	Three Months Ended March 30	Nine Months Ended March 30
Other income and expense	—	8	(2)	(6)

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2009		2008
Derivatives Not Designated as Hedging Instruments Under SFAS 133		Three Months Ended March 29	Nine Months Ended March 29	Three Months Ended March 30	Nine Months Ended March 30
Foreign exchange contracts	Operating expenses	(19)	(149)	72	130

5. BALANCE SHEET DETAILS

Inventories

Inventories consisted of the following (in millions):

	March 29, 2009	June 30, 2008
Raw materials	$99	$154
Work in process	61	90
Finished goods	401	436

	$561	$680

Warranty Reserve

We accrue for our product warranty costs at the time of shipment. These product warranty costs are estimated based upon our historical experience and specific identification of product requirements and may fluctuate based on product mix.

The following table sets forth an analysis of warranty reserve activity (in millions):

Balance at June 30, 2008	$206
Charged to cost of sales	160
Utilized	(206)

Balance at March 29, 2009	$160

6. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS, NET

Information regarding our goodwill by operating segment is as follows (in millions):

	Product Group	Services Group	Total
Balance as of June 30, 2008	$1,828	$1,387	$3,215
Goodwill acquired during the period	40	—	40
Adjustment to acquired companies’ tax reserves	(35)	(35)	(70)
Impairments	(1,445)	—	(1,445)

Balance as of March 29, 2009	$388	$1,352	$1,740

Information regarding our other acquisition-related intangible assets is as follows (in millions):

	Gross Carrying Amount			Accumulated Amortization			Net
	June 30, 2008	Additions	March 29, 2009	June 30, 2008	Additions	March 29, 2009	March 29, 2009
Developed technology	$1,007	$14	$1,021	$(753)	$(109)	$(862)	$159
Customer base	731	1	732	(523)	(103)	(626)	106
Trademark	97	—	97	(19)	(7)	(26)	71
Acquired workforce and other	120	1	121	(95)	(5)	(100)	21

	$1,955	$16	$1,971	$(1,390)	$(224)	$(1,614)	$357

Amortization expense of other acquisition-related intangible assets was $72 million and $224 million for the three and nine months ended March 29, 2009, respectively, and $76 million and $224 million for the three and nine months ended March 30, 2008, respectively. Our acquisition-related intangible assets are amortized primarily over periods ranging between one and five years on a straight-line basis.

Estimated amortization expense for other acquisition-related intangible assets on our March 29, 2009 balance sheet for the fiscal years ending June 30, is as follows (in millions):

Remainder of 2009	$72
2010	107
2011	59
2012	50
2013	27
Thereafter	42

$357

In accordance with SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142), we apply a fair value based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

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

7. RESTRUCTURING CHARGES AND RELATED IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS 112, “Employers’ Accounting for Post Employment Benefits” (SFAS 112) and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), we recognized a total of $46 million and $331 million in restructuring for the three and nine months ended March 29, 2009, respectively, and $14 million and $159 million for the three and nine months ended March 30, 2008, respectively. The determination of when we accrue for severance costs, and which standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by SFAS 146 or under an on-going benefit arrangement as described by SFAS 112.

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

Restructuring Plan IX

In November 2008, we initiated a restructuring plan to further align our resources with our strategic business objectives through reducing our workforce by approximately 5,000 to 6,000 employees. Under this plan, we estimate in total that we will incur between $500 million to $600 million in severance and benefit costs. Through the third quarter of 2009, we notified approximately 2,900 employees and recognized total related severance and benefit costs of $246 million. The remainder of the estimated costs under this restructuring plan are expected to be incurred over the next several quarters.

Restructuring Plan VIII

In May 2008, we initiated a restructuring plan to further align our resources with our strategic business objectives through reducing our workforce by approximately 1,500 to 2,500 employees. Under this plan, we estimate in total that we will incur up to $220 million in severance and benefit costs. Through the third quarter of fiscal 2009, we notified approximately 1,950 employees and recognized a total related severance and benefit costs of $174 million. The remainder of the estimated costs under this restructuring plan are expected to be incurred during fiscal 2009.

Restructuring Plan VII

In August 2007, we initiated a restructuring plan to further align our resources with our strategic business objectives. Through the third quarter of fiscal 2009, we notified approximately 1,450 employees of their termination and recognized total related severance and benefit costs of $131 million. Additionally, we incurred $6 million in expenses related to facilities other and restructuring related charges.

Restructuring Plans Prior to Phase VII

Prior to the initiation of Restructuring Plans VII, VIII and IX, we implemented certain workforce reduction and facilities exit actions. All employees to be terminated under these plans have been notified and all facilities relating to the amounts accrued under these restructuring plans have been exited.

The following table sets forth an analysis of our restructuring accrual activity for the nine months ended March 29, 2009 (in millions):

	Restructuring Plans
	IX	VIII		VII		Prior to VII	Total
	Severance and Benefits	Severance and Benefits	Facilities Related and Other	Severance and Benefits	Facilities Related and Other	Severance, Benefits, Facilities Related and Other
Balance as of June 30, 2008	$—	$107	$—	$20	$2	$207	$336
Severance and benefits	246	73	—	—	—	—	319
Accrued lease costs	—	—	9	—	—	—	9
Provision adjustments	—	(6)	—	(4)	—	13	3

Total restructuring charges	$246	$67	$9	$(4)	$—	$13	$331
Cash paid	(31)	(152)	(2)	(15)	(1)	(36)	(237)
Translation adjustments	—	(3)	—	—	—	(3)	(6)

Balance as of March 29, 2009	$215	$19	$7	$1	$1	$181	$424

The restructuring charges are based on estimates that are subject to change. Changes to the previous estimates have been reflected as “Provision adjustments” on the above table in the period the changes in estimates were determined. As of March 29, 2009, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $15 million. Accrued lease costs include accretion expense associated with the passage of time.

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next several quarters. Our accrual as of March 29, 2009, for facility-related leases (net of anticipated sublease proceeds), will be paid over their respective lease terms through fiscal 2024. As of March 29, 2009, of the total $424 million accrual for workforce reductions and facility-related leases, $282 million was classified as current accrued liabilities and other and the remaining $142 million was classified as other non-current obligations.

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

8. BORROWING ARRANGEMENTS

As of March 29, 2009 and June 30, 2008, the balance of long-term debt is as follows (in millions):

	Maturities	March 29, 2009	June 30, 2008
7.65% Senior Notes	2009	$550	$550
0.625% Convertible Notes	2012	350	350
0.75% Convertible Notes	2014	350	350
Interest rate swap agreements(1)		12	21
Other		(5)	(6)

Total borrowing arrangements		$1,257	$1,265

Less: current maturities		(562)	—

Total carrying value long-term borrowing arrangements		$695	$1,265

Total fair value of long-term borrowings arrangements		$592	$1,165

Total fair value of current maturities		$554	$—

(1)	See Note 4, Derivative Instruments and Hedging Activities, for more information regarding our interest rate contracts.

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

Uncommitted Lines of Credit

At March 29, 2009 and June 30, 2008, we and our subsidiaries had uncommitted lines of credit available for uses including overnight overdrafts, letters of credit and bank guarantees, aggregating approximately $266 million and $277 million, respectively. No amounts were drawn under these lines of credit as of March 29, 2009 and June 30, 2008. Fees and other terms of utilizing these lines of credit vary from country to country depending on local market conditions. There is no guarantee that the banks would approve our request to utilize these uncommitted lines of credit.

9. STOCKHOLDERS’ EQUITY

Stock-based Compensation

We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and restricted stock-based awards, including restricted stock units and performance-based restricted stock units. These awards are granted under our 2007 Omnibus Incentive Plan, which was approved by our stockholders on November 8, 2007. Stock options and restricted stock unit awards are generally time-based, vesting 25% on or near each annual anniversary of the grant date over four years. Stock options generally expire eight years from the date of grant. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the date of purchase. Shares issued as a result of stock option exercises, restricted stock-based awards and our ESPP are generally first issued out of treasury stock. As of March 29, 2009, we had approximately 144 million shares of common stock reserved for future issuance under these plans.

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

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, ESPP and options assumed as a result of our acquisitions included in our condensed consolidated statements of operations (in millions):

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Cost of sales - products	$2	$3	$8	$8
Cost of sales - services	10	10	31	28
Research and development	14	17	45	47
Selling, general and administrative	23	27	66	74

Stock-based compensation expense	$49	$57	$150	$157

Net cash proceeds from the exercise of stock options were $2 million and $4 million for the three and nine months ended March 29, 2009, respectively, and $20 million and $71 million for the three and nine months ended March 30, 2008, respectively.

The fair value of stock options was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and nine months ended March 29, 2009 and March 30, 2008, respectively:

	Three Months Ended		Nine Months Ended
Options	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Expected life (in years)	4.88	3.53	5.27	4.27
Interest rate	1.67%	2.43%	3.20%	3.41%
Volatility	57.66%	39.91%	47.13%	41.76%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	$2.42	$11.72	$4.15	$9.91

Our computation of expected volatility for the three and nine months ended March 29, 2009, is based on a combination of historical and market-based implied volatility. Our computation of expected life is based on historical settlement patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option activity for the nine months ended March 29, 2009, is as follows (in millions, except per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2008	91	$32.05	3.92	$46
Grants	—	—
Exercises	(2)	2.81
Forfeitures or expirations	(10)	82.23

Outstanding at March 29, 2009	79	$26.15	3.26	$15

Exercisable at March 29, 2009	64	$28.28	2.60	$10

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of our third quarter of fiscal 2009 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 29, 2009. This amount changes based on the fair market value of our stock. The total intrinsic value of the options exercised was $4 million and $7 million for the three and nine months ended March 29, 2009, respectively, and $82 million and $105 million for the three and nine months ended March 30, 2008, respectively. The total fair value of options that vested during the three and nine months ended March 29, 2009, was $8 million and $73 million, respectively. The total fair value of options that vested during the three and nine months ended March 30, 2008, was $19 million and $98 million, respectively.

As of March 29, 2009, $104 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of two years.

The following table summarizes our restricted stock award activity for the nine months ended March 29, 2009 (in millions, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value (per share)
Restricted stock awards at June 30, 2008	23	$19.90
Granted	15	7.42
Vested	(4)	18.77
Forfeited	(3)	18.03

Restricted stock awards at March 29, 2009	31	$13.99

As of March 29, 2009, we retained purchase rights to approximately 33,000 shares issued pursuant to stock purchase agreements and other stock plans at a weighted-average price of approximately $0.03 per share. As of March 29, 2009, $306 million of total unrecognized compensation costs related to restricted stock based awards is expected to be recognized over a weighted-average period of two years.

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

For the three and nine months ended March 30, 2008, we added zero and 16 million common equivalent shares, respectively, to our basic weighted-average shares outstanding to compute the diluted weighted-average shares outstanding for the period. We are required to include these dilutive shares in our nine months ended March 30, 2008 calculations of net income per share because we earned a profit during that period.

Shares used in the diluted net income per share calculations exclude anti-dilutive common equivalent shares, consisting of stock options, restricted stock awards, written call options and shares associated with convertible notes. These anti-dilutive common equivalent shares totaled 118 million and 105 million shares for the three and nine month periods ended March 30, 2008, respectively.

As a result of our net loss for the three and nine months ended March 29, 2009, all potentially dilutive shares were anti-dilutive, and therefore, excluded from the computation of diluted net loss per share. While these common equivalent shares are currently anti-dilutive, they could be dilutive in the future.

The following table sets forth the computation of diluted income (loss) per share for the three and nine months ended March 29, 2009 and March 30, 2008 (in millions, except earnings per common share):

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Net income (loss)	$(201)	$(34)	$(2,087)	$315
Weighted average common shares outstanding - basic	745	785	746	821
Diluted potential common shares	—	—	—	16
Weighted average common shares outstanding - diluted	745	785	746	837

Basic earnings per common share	$(0.27)	$(0.04)	$(2.80)	$0.38

Diluted earnings per common share	$(0.27)	$(0.04)	$(2.80)	$0.38

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

The stock repurchase activity under the stock repurchase programs during the first nine months of fiscal 2009 is summarized as follows (in millions, except per share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative repurchases through June 30, 2008	161	$18.44	$2,964
Repurchase of common stock	15	8.85	130

Cumulative repurchases through March 29, 2009	176	$17.64	$3,094

Comprehensive Income(Loss)

The components of comprehensive income (loss) were as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Net income (loss)	$(201)	$(34)	$(2,087)	$315
Change in net unrealized holding gain (loss) on available-for-sale investments	14	(25)	(23)	(15)
Change in unrealized holding gain on derivatives and pension-related benefit	(6)	1	43	13
Translation adjustments	(31)	95	(204)	179

	$(224)	$37	$(2,271)	$492

The components of accumulated other comprehensive income were as follows (in millions):

	March 29, 2009	June 30, 2008
Accumulated net unrealized loss on available-for-sale investments	$(36)	$(13)
Accumulated net unrealized holding gain (loss) on derivatives	19	(9)
Accumulated net unrealized pension-related benefit, net of tax	27	12
Cumulative translation adjustments	299	503

	$309	$493

10. INCOME TAXES

The third quarter and first nine months of fiscal 2009 includes a tax benefit of $6 million and $13 million, respectively, as a result of the enactment of legislation which provides that taxpayers may elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of its unused alternative minimum tax and research credits. The Housing and Economic Recovery Act of 2008, which was signed by the President of the United States on July 30, 2008, applied to certain property additions from April 1, 2008 through December 31, 2008. On February 17, 2009, the American Recovery and Reinvestment Tax Act of 2009 was enacted which extended the period for eligible property additions for another year through December 31, 2009.

During the third quarter of fiscal 2009, as a result of the expiration of the statute of limitations with respect to certain U.S. federal tax reserves, the total amount of gross unrecognized tax benefits was reduced by $17 million and recorded as an adjustment against our valuation allowance. During the first quarter of fiscal 2009, as a result of the expiration of the statute of limitations with respect to certain acquisition-related tax reserves, the total amount of gross unrecognized tax benefits was reduced by $54 million and recorded as an adjustment against goodwill.

The total amount of gross unrecognized tax benefits was $163 million as of March 29, 2009. Of this amount, $105 million would benefit our tax provisions if realized and the remaining $58 million which relates to acquisition-related reserves, would be an adjustment to goodwill if realized.

Our policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations. During the first quarter of fiscal 2009, as a result of expiration of the statutes of limitation, we reduced our accrued interest and recorded a benefit to our tax provision of $12 million. The amount of interest and penalties accrued at March 29, 2009 was approximately $23 million.

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

Operating expenses (primarily sales, marketing and administrative) related to the GSS are not allocated to the reportable segments and, accordingly, are included under the Other segment reported below. With the exception of goodwill, we do not identify or allocate assets by operating segment, nor does the CODM evaluate operating segments using discrete asset information. We do not report inter-segment revenue because the operating segments do not record it. We do not allocate interest and other income, interest expense, or taxes to operating segments. Although the CODM uses operating income to evaluate the segments, operating costs included in one segment may benefit other segments.

Segment Information

The following table presents revenues and operating income (loss) for our segments (in millions):

	Product Group	Services Group	Total
Three Months Ended:

March 29, 2009
Revenues	$1,519	$1,095	$2,614

Gross margin	$642	$474	$1,116
Other Operating expenses			(1,285)

Operating loss			$(169)

March 30, 2008
Revenues	$2,003	$1,263	$3,266

Gross margin	$897	$571	$1,468
Operating expenses			(1484)

Operating loss			$(16)

	Product Group	Services Group	Total
Nine Months Ended:

March 29, 2009
Revenues	$5,222	$3,602	$8,824

Gross margin	$2,022	$1,645	$3,667
Goodwill Impairment	(1445)	—	(1,445)
Other Operating expenses			(4,240)

Operating loss			$(2,018)

March 30, 2008
Revenues	$6,232	$3,868	$10,100

Gross margin	$2,936	$1,846	$4,782
Operating expenses			(4,473)

Operating income			$309

12. LITIGATION AND OTHER CONTINGENCIES

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

13. SUBSEQUENT EVENT

Three putative shareholder class actions were filed by individual shareholders on April 20, 2009, April 30, 2009 and April 30, 2009, respectively, in Santa Clara County Superior Court naming Sun and certain of our officers and directors, as well as Oracle Corporation, as defendants. The complaints, which are similar, seek to enjoin the proposed acquisition of Sun by Oracle Corporation and allege claims for breach of fiduciary duty against the individual defendants and for aiding and abetting a breach of fiduciary duty against the corporate defendants. The complaints generally allege that the consideration offered in the proposed transaction is unfair and inadequate. Sun and the other defendants have not yet responded to the complaints.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders, Sun Microsystems, Inc.

We have reviewed the condensed consolidated balance sheet of Sun Microsystems, Inc. as of March 29, 2009 and the related condensed consolidated statements of operations for the three-month and nine-month periods ended March 29, 2009 and March 30, 2008 and the condensed consolidated statements of cash flows for the nine-month periods ended March 29, 2009 and March 30, 2008. These financial statements are the responsibility of the Company’s management.

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

May 4, 2009

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

On April 19, 2009, we entered into a definitive agreement under which Oracle Corporation (Oracle) will acquire all of our common stock, through a merger, for $9.50 per share in cash and Sun will become a wholly owned subsidiary of Oracle. The completion of the transaction is subject to the approval of our stockholders, receiving regulatory approvals and various other closing conditions.

Overview of Third Quarter Fiscal 2009 Results

Our third quarter of fiscal 2009 results were negatively affected by the economic downturn. This has adversely impacted our customers across nearly all geographies and industries. Revenues and gross margins were impacted by the following:

•	Customers delaying, canceling or downsizing projects.

•	Competitive pricing pressure.

•	Reduced sales of our high end Systems products.

•	A one time legal settlement.

Other key financial metrics for the quarter ended March 29, 2009, as compared to the quarter ended March 30, 2008, include the following:

•	Total revenue decreased by $652 million, or 20.0%.

•	North American revenue decreased by $211 million, or 16.8%.

•	European revenue decreased by $265 million, or 23.8%.

•	Gross margin as a percentage of net revenue decreased by 2.2 percentage points.

•	Research and development expenses decreased by $64 million, or 14.0%.

•	Selling, general, and administrative expenses decreased by $146 million, or 14.8%.

RESULTS OF OPERATIONS

Net Revenues and Gross Margin

(dollars in millions)

	Three Months Ended					Nine Months Ended
Systems Products	March 29, 2009	March 30, 2008	Change $	Change %		March 29, 2009	March 30, 2008	Change $	Change %
Server products	$1,094	$1,473	$(379)	(25.7)%		$3,720	$4,542	$(822)	(18.1)%
Storage products	425	530	(105)	(19.8)%		1,502	1,690	(188)	(11.1)%

Systems Products net revenue	$1,519	$2,003	$(484)	(24.2)%		$5,222	$6,232	$(1,010)	(16.2)%
Systems Products gross margin	42.3%	44.8%		(2.5	)pts	38.7%	47.1%		(8.4	)pts
Support Services	$853	$961	$(108)	(11.2)%		$2,762	$2,981	$(219)	(7.3)%
Professional and Educational Services	242	302	(60)	(19.9)%		840	887	(47)	(5.3)%

Services net revenue	$1,095	$1,263	$(168)	(13.3)%		$3,602	$3,868	$(266)	(6.9)%
Services gross margin	43.3%	45.2%		(1.9	)pts	45.7%	47.7%		(2.0	)pts

Total net revenues	$2,614	$3,266	$(652)	(20.0)%		$8,824	$10,100	$(1,276)	(12.6)%
Total gross margin	42.7%	44.9%		(2.2	)pts	41.6%	47.3%		(5.7	)pts

Systems Products Revenue and Gross Margin

Our Systems products provide clients with business solutions requiring advanced Server and Storage capabilities. Our enterprise Server products include our high end and midrange SPARC® based servers which provide solutions for virtualization and consolidating, web tier environments and large-scale enterprise applications. Our volume servers, which offer flexible low cost enterprise, midrange and entry-level solutions include our Chip Multi-Threading (CMT) servers and x64 based servers. Our enterprise, midrange and entry-level Storage products include disk and tape products which provide solutions for mainframe and open systems environments. Our disk Storage products include entry-level, midrange and enterprise arrays and associated connectivity devices such as host bus adapters. Our tape products include entry-level, midrange and enterprise libraries and virtual storage solutions.

Server Revenue

The decrease in our Server product revenue during the third quarter and first nine months of fiscal 2009, as compared to the corresponding periods in fiscal 2008, was primarily due to the continued economic downturn as projects were scaled back, delayed or canceled in addition to aggressive discounting. Revenue was also unfavorably impacted by changes in foreign currency exchange rates. These decreases were partially offset by increased sales of our CMT volume servers.

Storage Revenue

The decrease in Storage products revenue during the third quarter and first nine months of fiscal 2009, as compared to the corresponding periods in fiscal 2008, was primarily attributable to decreased sales of our disc array products due to increased competition and aggressive discounting. Revenue was also unfavorably impacted by changes in foreign currency exchange rates. These decreases were partially offset by increased sales of our tape and open storage products.

Systems Products Gross Margin

Systems products gross margin percentage is influenced by numerous factors including product volume and mix, pricing, geographic mix, foreign currency exchange rates, the mix between sales to resellers and sales to end users, third-party costs (including both raw material and manufacturing costs), warranty costs and charges related to excess and obsolete inventory. Many of these factors influence, or are interrelated with, other factors. As a result, it is difficult to precisely quantify the impact of each item individually. Accordingly, the following quantification of the reasons for the change in the Systems products gross margin percentage is an estimate.

For the third quarter of fiscal 2009, as compared to the corresponding period in fiscal 2008, Systems products gross margin decreased approximately 3 percentage points primarily due to: pricing and discounting actions of 5 percentage points and unfavorable changes in sales mix and volume of 5 percentage points. Unfavorable margin impacts associated with pricing and discounting were due to increased competitive pressure. Unfavorable volume and mix variances were primarily due to a result of decreased sales of our higher-end Systems products as a percentage of total sales. These unfavorable impacts to gross margin were partially offset by a 4 percentage point increase associated with material cost savings and a 3 percentage point increase from a one time legal settlement.

For the first nine months of fiscal 2009, as compared to the corresponding period in fiscal 2008, Systems products gross margin decreased approximately 8 percentage points primarily due to a 7 percentage point decrease associated with pricing and discounting actions, a 6 percentage point decrease associated with unfavorable changes to sales mix and volume and a 2 percentage point decrease resulting from higher excess and obsolete inventory costs. Unfavorable margin impacts associated with pricing and discounting were due to increased competitive pressure. Unfavorable volume and mix were driven by decreased sales of high end Systems products as a percentage of total sales. These unfavorable impacts to gross margin were partially offset by a 7 percentage point increase in gross margin associated with decreased material costs and a 1 percentage point increase from a one time legal settlement.

Services Revenue and Gross Margin

Services revenue consists of sales of Support Services and Professional Services and Educational Services.

Support Services Net Revenue

Support Services consists of Support Services and Managed Services. Support Services offer customers technical support, software and firmware updates, online tools, product repair and maintenance and preventive services for system, storage and software products. Managed Services include on-site and remote monitoring and management for the components of their information technology (IT) infrastructure, including operating systems, third-party and custom applications, databases, networks, security, storage and the web.

The decrease in Support Services revenue during the third quarter and first nine months of fiscal 2009, as compared to the corresponding periods in fiscal 2008, was primarily due to decreases in our customer installed Systems product base over the last five quarters, increased discounting and unfavorable changes in foreign currency exchange rates. These decreases were partially offset by increases in our Managed Services.

Professional Services and Educational Services Net Revenue

Professional Services enable customers to reduce costs and complexity, improve operational efficiency and build or transform a customer’s IT infrastructure. Professional Services include IT assessments, architectural services, implementation services, and consolidation and migration services. Educational Services include training and certification for individuals and teams.

The decrease in Professional Services and Educational Services net revenue during the third quarter and first nine months of fiscal 2009, as compared to the corresponding periods in fiscal 2008, was primarily due to projects that were delayed or scaled back. In addition, discretionary training was reduced due to the unfavorable economic environment. Services sales were also negatively impacted by unfavorable currency exchange rates.

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

For the third quarter of fiscal 2009, as compared to the corresponding period in fiscal 2008, Services gross margin decreased by approximately 2 percentage points. The decrease in gross margin was primarily due to a 5 percentage point decrease associated with unfavorable changes in sales mix and volume. This decrease was partially offset by a 3 percentage point increase due to improved utilization of our engineers.

For the first nine months of fiscal 2009, as compared with the corresponding period in fiscal 2008, Services gross margin decreased by approximately 2 percentage points. The decrease in gross margin was primarily due to a 5 percentage point decrease associated with unfavorable changes in sales mix and volume. This decrease was partially offset by a 3 percentage point increase due to improved utilization of our engineers.

Net Revenues by Geographic Area

(dollars in millions)

	Three Months Ended					Nine Months Ended
	March 29, 2009	March 30, 2008	Change $	Change %		March 29, 2009	March 30, 2008	Change $	Change %
North America	$1,042	$1,253	$(211)	(16.8)%		$3,513	$4,046	$(533)	(13.2)%
Percentage of total net revenues	39.8%	38.4%		1.4	pts	39.8%	40.1%		(0.3	)pts
Europe Region	849	1,114	(265)	(23.8)%		2,870	3,379	(509)	(15.1)%
Percentage of total net revenues	32.5%	34.1%		(1.6	)pts	32.5%	33.5%		(1.0	)pts
Emerging Markets	407	463	(56)	(12.1)%		1,428	1,441	(13)	(0.9)%
Percentage of total net revenues	15.6%	14.2%		1.4	pts	16.2%	14.3%		1.9	pts
APAC Region	316	436	(120)	(27.5)%		1,013	1,234	(221)	(17.9)%
Percentage of total net revenues	12.1%	13.3%		(1.2	)pts	11.5%	12.2%		(0.7	)pts

Total net revenues	$2,614	$3,266	$(652)	(20.0)%		$8,824	$10,100	$(1,276)	(12.6)%

Total International net revenues	$1,654	$2,107	$(453)	(21.5)%		$5,545	$6,336	$(791)	(12.5)%
Percentage of total net revenues	63.3%	64.5%		(1.2	)pts	62.8%	62.7%		0.1	pts

	Three Months Ended				Nine Months Ended
	March 29, 2009	March 30, 2008	Change $	Change %	March 29, 2009	March 30, 2008	Change $	Change %
United States (U.S.)	$960	$1,159	$(199)	(17.2)%	$3,279	$3,764	$(485)	(12.9)%

United States

The decrease in revenue during the third quarter and first nine months of fiscal 2009, as compared to the corresponding periods in fiscal 2008, was primarily due to decreased sales of our enterprise and volume server products, enterprise storage arrays and our Services. Enterprise and volume server product sales decreased primarily due to weak economic conditions. Enterprise storage array revenues declined due to aggressive discounting. The decrease in Services sales was primarily attributable to the declining Systems installed base and increased discounting due to competitive pressures. These decreases were partially offset by increased sales of our tape products.

International

The following table sets forth net revenues in those geographic markets that contributed significantly to international net revenues during the third quarter and first nine months of fiscal 2009 and fiscal 2008 (dollars in millions):

	Three Months Ended				Nine Months Ended
	March 29, 2009	March 30, 2008	Change $	Change %	March 29, 2009	March 30, 2008	Change $	Change %
Emerging Markets(1)	$407	$463	$(56)	(12.1)%	$1,428	$1,441	$(13)	(0.9)%
Central and North Europe (CNE)(2)	$234	$290	$(56)	(19.3)%	$795	$874	$(79)	(9.0)%
United Kingdom	$188	$306	$(118)	(38.6)%	$635	$872	$(237)	(27.2)%
Germany	$196	$232	$(36)	(15.5)%	$669	$749	$(80)	(10.7)%

(1)	Emerging Markets consists primarily of China, India, Russia, Brazil, Mexico and UAE.
(2)

CNE consists primarily of Sweden, Switzerland, the Netherlands, and Belgium. Revenues in the third quarter and first nine months of fiscal 2008 have been adjusted to reflect a change in the composition of countries that make up CNE.

Emerging Markets

The decrease in revenue during the third quarter and first nine months of fiscal 2009, as compared to the corresponding periods in fiscal 2008, was primarily due to decreased sales of certain enterprise and volume servers, tape and storage array products, and our Support and Professional Services as a result of the reduction in customer projects due to the economic downturn and the unfavorable impact of changes in foreign currency exchange rates. These decreases were partially offset by increases in Managed Services.

CNE

The decrease in revenue during the third quarter and first nine months of fiscal 2009, as compared to the corresponding periods in fiscal 2008, was primarily due to decreased sales in all parts of our business due to the challenging economic environment and the unfavorable impact of foreign currency exchange rates. Decreased sales of enterprise and volume servers and storage products were primarily due to the delay or cancellation of projects by customers. The decrease in Services sales was primarily due to discounting and customers delaying renewals.

United Kingdom

Revenue decreased for the third quarter and first nine months of fiscal 2009, as compared to the corresponding periods in fiscal 2008, in all parts of our business primarily due to decreased sales of our enterprise server products as customers were only buying the capacity they needed rather than scalable systems. In addition, revenue was unfavorably impacted by foreign currency exchange rates.

Germany

The decrease in revenue during the third quarter and first nine months of fiscal 2009, as compared to the corresponding periods in fiscal 2008, was primarily due to decreased sales of enterprise servers, decreased Services sales and the unfavorable impact of foreign currency exchange rates. Enterprise server sales decreased primarily due to project delays or cancellations due to the economic downturn. Decreases in enterprise servers and Support Services revenue were partially offset by increased Storage product sales and increased Professional Service sales.

Operating Expenses

(dollars in millions)

	Three Months Ended					Nine Months Ended
	March 29, 2009	March 30, 2008	Change $	Change %		March 29, 2009	March 30, 2008	Change $	Change %
Research and development	$393	$457	$(64)	(14.0)%		$1,227	$1,366	$(139)	(10.2)%
Percentage of total net revenues	15.0%	14.0%		1.0	pts	13.9%	13.5%		0.4	pts
Selling, general and administrative	$843	$989	$(146)	(14.8)%		$2,679	$2,923	$(244)	(8.3)%
Percentage of total net revenues	32.2%	30.3%		1.9	pts	30.4%	28.9%		1.5	pts
Restructuring and related impairment of long-lived assets	$46	$14	$32	228.6%		$331	$159	$172	108.2%
Percentage of total net revenues	1.8%	0.4%		1.4	pts	3.8%	1.6%		2.2	pts
Purchased in-process research and development	$3	$24	$(21)	(87.5)%		$3	$25	$(22)	(88.0)%
Percentage of total net revenues	0.1%	0.7%		(0.6	)pts	—	0.2%		(0.2	)pts
Goodwill impairment	$—	$—	$—	—		$1,445	$—	$1,445	100.0%
Percentage of total net revenues	0.0%	0.0%		0.0	pts	16.4%	0.0%		16.4	pts

Total operating expenses	$1,285	$1,484	$(199)	(13.4)%		$5,685	$4,473	$1,212	27.1%

Research and Development (R&D) Expenses

R&D expenses decreased by $64 million during the third quarter of fiscal 2009, as compared to the corresponding period of fiscal 2008, primarily due to lower compensation and benefits resulting from head count reductions, decreases in performance-based compensation and the favorable impacts of foreign currency exchange rates.

R&D expenses decreased by $139 million during the first nine months of fiscal 2009, as compared with the corresponding period of fiscal 2008, primarily due to the decreases in performance-based compensation, lower compensation and benefits resulting from head count reductions, and favorable impacts of foreign currency exchange rates. Lower prototype expenses also contributed to the decline.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses decreased by $146 million during the third quarter of fiscal 2009 and by $244 million during the first nine months of fiscal 2009, as compared to the corresponding period of fiscal 2008, primarily due to lower compensation and benefits from head count reductions, decreases in performance-based compensation and favorable impacts of foreign currency exchange rates.

Restructuring and Related Impairment of Long-Lived Assets

During the third quarter of fiscal 2009, we continued implementation of a restructuring plan in order to reduce our cost structure, which included reductions of our workforce. As a result of this and prior restructurings, restructuring and related impairment of long-lived assets charges for the three and nine months ended March 29, 2009, were $46 million and $331 million, respectively. In the third quarter of fiscal 2009, these restructuring charges included $42 million in severance and benefits costs. For further details, refer to Note 7 of our condensed consolidated financial statements.

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

Gain (loss) on Equity Investments

(dollars in millions)

	Three Months Ended			Nine Months Ended
	March 29, 2009	March 30, 2008	Change	March 29, 2009	March 30, 2008	Change
Gain (loss) on equity investments, net	$3	$—	$3	$8	$22	$(14)

Our equity investments portfolio primarily consists of investments in publicly traded and privately-held technology companies. In the first quarter of fiscal 2009, we recognized a gain of $8 million on the sale of our equity investments, which primarily consisted of approximately $7 million in gains on the sale of certain equity securities in public companies. In the third quarter of fiscal 2009, we recognized a gain on certain private investments of approximately $3 million, which was net of impairments of certain public and private investments of approximately $1.5 million.

As of March 29, 2009, our equity investment portfolio of $44 million consisted of $11 million in marketable equity securities, $25 million in equity investments in privately-held companies and joint ventures, and $8 million in investments in venture capital funds. The ongoing valuation of our investment portfolio remains uncertain and may be subject to fluctuations based on whether we participate in additional investment activity or as a result of the occurrence of events outside of our control.

Interest and Other Income (Expense), net

(dollars in millions)

	Three Months Ended			Nine Months Ended
	March 29, 2009	March 30, 2008	Change	March 29, 2009	March 30, 2008	Change
Interest and other income (expense), net	$(2)	$34	$(36)	$(3)	$145	$(148)

During the third quarter and first nine months of fiscal 2009, as compared to the corresponding periods of fiscal 2008, interest and other income (expense), net, decreased primarily due to lower interest rates and a lower average cash balance. During the third quarter of fiscal 2009, we recorded impairment charges associated with our debt investment securities of approximately $6 million. In the first nine months of fiscal 2009, we recorded impairment charges associated with our debt investment securities of approximately $30 million.

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

Income Taxes

(dollars in millions)

	Three Months Ended			Nine Months Ended
	March 29, 2009	March 30, 2008	Change	March 29, 2009	March 30, 2008	Change
Provision for income taxes	$33	$52	$(19)	$74	$161	$(87)

For the third quarter and first nine months of fiscal 2009, we recorded an income tax provision of $33 million and $74 million, respectively, as compared with $52 million and $161 million for the corresponding periods of fiscal 2008. These tax provisions were primarily recorded for taxes due on income generated in our foreign tax jurisdictions.

The third quarter and first nine months of fiscal 2009 includes a tax benefit of $6 million and $13 million, respectively, as a result of the enactment of legislation which provides that taxpayers may elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of its unused alternative minimum tax and research credits. The Housing and Economic Recovery Act of 2008, which was signed by the President of the United States on July 30, 2008, applied to certain property additions from April 1, 2008 through December 31, 2008. On February 17, 2009, the American Recovery and Reinvestment Tax Act of 2009 was enacted which extended the period for eligible property additions for another year through December 31, 2009.

The third quarter and first nine months of fiscal 2008 included a tax provision for a reduction in the U.S. valuation allowance that was credited to other balance sheet accounts instead of a reduction to income tax expense.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Capital Resources and Financial Condition

Our strategy is to maintain a minimum amount of cash and cash equivalents in subsidiaries for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. On March 29, 2009, we had cash and cash equivalents of approximately $1.6 billion and short term investments in marketable debt securities of approximately $1.1 billion.

We believe that the liquidity provided by existing cash, cash equivalents, marketable debt securities and cash generated from operations will provide sufficient capital to meet our requirements for at least the next 12 months. We believe our level of financial resources is a significant competitive factor in our industry.

Cash generated by operations is used as our primary source of liquidity. As of March 29, 2009, our investment portfolio was valued at approximately $3.0 billion which consisted of cash and cash equivalents, fixed-income assets, and short- and long-term investments. Approximately 84% of all our investments in debt instruments are rated AA/AA2 or better by Standard & Poors (S&P) or Moody’s. As of March 29, 2009, approximately 80% of our portfolio excluding cash had a remaining maturity of less than one year.

Approximately 17% of our investment portfolio, excluding cash and cash equivalents, contains asset-backed securities. Approximately 73% of our investments in asset-backed securities were rated AAA by S&P, and the expected weighted average remaining maturity was greater than two years. Our portfolio has the following categories of asset backed securities as of March 29, 2009 (dollars in millions):

Asset Backed Securities
Mortgages	$109
Autos	79
Credit Cards	35
Large Equipment	2
Other Asset Backed Securities	10

$235

Cash, cash equivalents and marketable securities

(dollars in millions)

	March 29, 2009	June 30, 2008	Change
Cash and cash equivalents	$1,569	$2,272	$(703)
Marketable debt securities	1,421	1,038	383

Total cash, cash equivalents and marketable debt securities	$2,990	$3,310	$(320)

Percentage of total assets	26.5%	23.1%	3.4	pts

	Nine Months Ended
	March 29, 2009	March 30, 2008	Change
Cash provided by operating activities	$382	$1,239	$(857)
Cash used in investing activities	(899)	(297)	(602)
Cash used in financing activities	(118)	(2,199)	2,081
Effect of exchange rates on cash and cash equivalents	(68)	—	(68)

Net decrease in cash and cash equivalents	$(703)	$(1,257)	$554

Changes in Cash Flow

During the first nine months of fiscal 2009, our operating activities were significantly impacted by the following:

•

A net loss of $2,087 million, which was offset by non-cash charges of approximately $2,168 million, which primarily included goodwill impairment charges of $1,445 million, depreciation and amortization of $321 million, amortization of acquisition-related intangible assets of $224 million and stock-based compensation of $150 million; and

•

Changes in operating assets and liabilities of $301 million was primarily due to collections of accounts receivable of $752 million, and the change in prepaids and other assets of $177 million, which was partially offset by payments of accounts payable and other liabilities of $746 million.

During the first nine months of fiscal 2009, our cash used in investing activities of $899 million was primarily attributable to purchases of marketable debt securities of $1,535 million and purchases of property, plant and equipment, net, of $404 million. This use of cash was partially offset by cash provided by the proceeds from sales and maturities of marketable debt securities of $1,107 million. Cash used in financing activities of $118 million was primarily attributable to $130 million paid to purchase stock under our stock repurchase programs.

Cash Conversion Cycle

	Three Months Ended
	March 29, 2009	June 30, 2008	Change
Days sales outstanding (DSO)(1)	78	72	6
Days of supply in inventory (DOS)(2)	34	29	5
Days payable outstanding (DPO)(3)	(63)	(59)	(4)

Cash conversion cycle	49	42	7

Inventory turns - products only	7.1	7.8	(-0.7)

(1)	DSO measures the number of days it takes, based on a 90-day average, to turn our receivables into cash.
(2)	DOS measures the number of days it takes, based on a 90-day average, to sell our inventory.
(3)	DPO measures the number of days it takes, based on a 90-day average, to pay the balances of our accounts payable.

The cash conversion cycle is the duration between the purchase of inventories and services and the collection of the cash for the sale of our Products and Services and is a quarterly metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of DSO added to DOS, reduced by DPO. Inventory turns is annualized and represents the number of times product inventory is replenished during the year. As a result of the downturn in the economy, our DOS increased five days due to the decline in sales activity. Our DSO increased primarily due to higher seasonal delinquencies. DPO positively impacted our cash conversion cycle by four days primarily due to the timing of invoice payments.

Our working capital requirements depend on the effective management of the cash conversion cycle.

Capital Commitments

Restructuring activities

As part of the restructuring announced in November 2008, we expect to incur between $500 to $600 million in severance and benefit costs. These costs are expected to be incurred over the next several quarters. For further details, refer to Note 7 of our condensed consolidated financial statements.

Restricted Cash

As part of our service-based sales arrangement involving a governmental institution in Mexico, we were required to maintain certain guarantee bonds. The total amount of the bonds was approximately $41 million. In fiscal 2008, a security deposit of $41 million was returned to us and replaced with a cash secured letter of credit of $21 million. The deposit of $21 million used to secure the letter of credit is classified as Other non-current assets, net, in our March 29, 2009, condensed consolidated balance sheet.

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

Financing Arrangements

In August 1999, we issued $1.5 billion of unsecured senior debt securities in four tranches (the Senior Notes) of which $550 million (due on August 15, 2009 and bearing interest at 7.65%) remain. Interest on the Senior Notes is payable semi-annually. We may redeem all or any part of the Senior Notes at any time at a price equal to 100% of the principal plus accrued and unpaid interest in addition to an amount determined by a quotation agent, representing the present value of the remaining scheduled payments. The Senior Notes are subject to compliance with certain covenants that do not contain financial ratios. We are currently in compliance with these covenants. In addition, we also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest associated with the Senior Notes effectively becomes variable. Our Board of Directors has authorized our management to repurchase Senior Note debt from time to time in partial or in full branches based on availability of cash and market conditions. As of March 29, 2009, we have not repurchased any debt.

In January 2007, we issued $350 million principal amount of 0.625% Convertible Senior Notes due February 2012 and $350 million principal amount of 0.75% Convertible Senior Notes due May 1, 2014 (the Convertible Notes), to KKR PEI Solar Holdings, I, Ltd., KKR PEI Solar Holdings, II, Ltd. and Citibank, N.A. in a private placement. Each $1,000 of principal of the Convertible Notes is convertible into 34.6619 shares of our common stock (or a total of approximately 24 million shares), which is the equivalent of $28.85 per share, subject to adjustment upon the occurrence of specified events set forth under terms of the Convertible Notes. Concurrent with the issuance of the Convertible Notes, we entered into note hedge-transactions with a financial institution whereby we have the option to purchase up to 24 million shares of our common stock at a price of $28.85 per share and we sold warrants to the same financial institution whereby they have the option to purchase up to 24 million shares of our common stock. The separate note hedge and warrant transactions were structured to reduce the potential future share dilution associated with the conversion of the Convertible Notes.

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

Stock Repurchases

In May 2007, our Board of Directors authorized management to repurchase up to $3 billion of our outstanding common stock. Under the authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions, repayment of debt and our share price. As of the end of the first quarter of fiscal 2009, all funds authorized under the May 2007 authorization had been utilized.

In July 2008, our Board of Directors authorized management to repurchase up to $1 billion of our outstanding common stock. Under the authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions, repayment of debt and our share price.

During our first fiscal quarter ended September 28, 2008, we repurchased approximately 15 million shares, or $130 million of our common stock, under these authorizations. There were no shares repurchases in the second or third quarter of fiscal 2009 under the July 2008 repurchase authorization and as of the end of the third quarter of fiscal 2009, approximately $906 million remained available under this repurchase authorization. See Note 9 of our condensed consolidated financial statements.

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

During the three months ended March 29, 2009, we believe there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2008 Form 10-K, except as noted below:

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

In accordance with SFAS 159 which we adopted on July 1, 2008, we evaluated our existing eligible financial assets and liabilities and elected not to adopt the fair value option for any eligible items during the three and nine months ended March 29, 2009. However, because the SFAS 159 election is based on an instrument-by-instrument election at the time we first recognize an eligible item or enter into an eligible firm commitment, we may decide to exercise the option on new items when business reasons support doing so in the future.

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

As of March 29, 2009, we had a goodwill balance of $1,740 million. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting units with recognized goodwill for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these reporting units, including estimated growth rates and assumptions about the economic environment. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units over their estimated remaining useful lives. In addition, we make certain judgments about allocating shared assets such as accounts receivable and property and equipment to the balance sheet for those reporting units. We also consider our market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date we perform the analysis. As a result, several factors could result in impairment of a material amount of our $1,740 million goodwill balance in future periods, including, but not limited to:

(1)	A decline in our stock price and resulting market capitalization, if we determine that the decline is sustained and is indicative of a reduction in the fair value of either of our software or services reporting units below their carrying values;

(2)	Further weakening of the global economy, continued weakness in the network computing industry, or failure of Sun to reach our internal forecasts could impact our ability to achieve our forecasted levels of cashflows and reduce the estimated discounted cashflow value of our reporting units.

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

Failure to achieve our forecasted operating results, due to further weakness in the economic environment or other factors, could result in impairment of a significant amount of our long-lived intangible or tangible assets. As of March 29, 2009, we had $357 million of long-lived intangible assets and $1,670 million of long-lived tangible assets.

Income Taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. Significant estimates and judgments are required in the following calculations: the calculation of tax credits, benefits, and deductions; the calculation of certain tax assets and liabilities which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, and the calculation of interest and penalties relating to uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

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

These forward-looking statements involve risks and uncertainties and the cautionary statements set forth above and those contained in the section of this report and our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors include, but are not limited to, competition; pricing pressures; the complexity of our products and the importance of rapidly and successfully developing and introducing new products; our dependence on significant customers, specific industries and geographies; delays in product development or customer acceptance and implementation of new products and technologies; our delay of the implementation of a new enterprise resource planning system; a material acquisition, restructuring or other event that results in significant charges; failure to successfully integrate acquired companies; reliance on single-source suppliers; risks associated with our ability to purchase a sufficient amount of components to meet demand; inventory risks; risks associated with the quality of our products; risks associated with international customers and operations; our dependence on channel partners; failure to retain key employees; risks associated with the financial crisis and uncertainty in global markets; risks associated with our ability to achieve expected cost reductions within expected time frames; risks associated with potential violations of the Foreign Corrupt Practices Act; and risks associated with our proposed acquisition by Oracle Corporation. We assume no obligation to, and do not currently intend to, update these forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at March 29, 2009. Actual results may differ materially.

Interest Rate Sensitivity

Our debt investment portfolio consists primarily of fixed income instruments with an average duration of 0.19 years as of March 29, 2009, as compared to 0.16 years as of June 30, 2008. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three-month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, for example, a hypothetical 150 BPS increase in interest rates would result in an approximate $6.2 million decrease in the fair value of our investments in debt securities as of March 29, 2009.

We also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest payable on the Senior Notes effectively becomes variable and thus matches the shorter-term rates received from our cash and marketable securities. Accordingly, interest rate fluctuations impact the fair value of our Senior Notes outstanding, which will be offset by corresponding changes in the fair value of the swap agreements. However, by entering into these swap agreements, we have a cash flow exposure related to the risk that interest rates may increase. For example, at March 29, 2009, a hypothetical 150 BPS increase in interest rates would result in an approximate $2 million increase in interest expense over a one-year period.

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

Based on our foreign currency exchange instruments outstanding at March 29, 2009, we estimate a maximum potential one-day loss in fair value of approximately $6 million, as compared to $2 million as of June 30, 2008, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Equity Security Price Risk

Based on a fair value of $11 million, the risk to our marketable equity portfolio is insignificant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2009 such that the information required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various claims, suits, investigations and legal proceedings that arise from time to time in the ordinary course of our business. Although we do not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, we could incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period. For further information regarding items that we deem to be significant, please refer to Notes 12 and 13 to our Notes to our condensed consolidated financial statements.

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

Based on a combination of factors, including the economic environment, our operating results, and a sustained decline in our market capitalization, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis as of September 28, 2008. As a result, during the first quarter of fiscal 2009, we recorded an impairment charge of $1,445 million which represented our best estimate of the resulting goodwill impairment. We completed our goodwill impairment analysis during the third quarter of fiscal 2009. There was no change in the third quarter of fiscal 2009 to the $1,445 million non-cash goodwill impairment charges estimated and recorded in the first quarter of fiscal 2009 . For the purposes of this analysis, our estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices. Our estimates of future cash flows included estimated growth rates and assumptions about the extent and duration of the current economic downturn.

As of March 29, 2009, we had a goodwill balance of $1,740 million. Goodwill impairment analysis and measurement is a process that requires significant judgment and the use of significant estimates related to valuation such as discount rates, long term growth rates and the level and timing of future cash flows. As a result, several factors could result in impairment of a material amount of our $1,740 million goodwill balance in future periods, including, but not limited to:

(1)	A decline in our stock price and resulting market capitalization, if we determine that the decline is sustained and is indicative of a reduction in the fair value of any of our reporting units below its carrying value.

(2)	Further weakening of the world-wide economy, continued weakness in the network computing industry, or failure of Sun to reach our internal forecasts could impact our ability to achieve our forecasted levels of cash flows and reduce the estimated discounted cash flow value of our reporting units.

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

We also test our other long-lived assets for impairment semi-annually and whenever events or changes in circumstances indicate that their carrying amount may be impaired. Failure to achieve our forecasted operating results, due to further weakness in the economic environment or other factors, could result in impairment of a significant amount of our long-lived intangible or tangible assets. As of March 29, 2009, we had $357 million of long-lived intangible assets and $1,670 million of long-lived tangible assets.

We are in the process of implementing a new enterprise resource planning system, and problems with the design or implementation of this system could interfere with our business and operations.

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

During the next six months, we have decided to delay the implementation of the remaining phases of the project while we evaluate alternatives. While the project is on hold, we will not be able to achieve any of the cost savings or other business efficiencies that were expected to result from the completion of the project. As of March 29, 2009, we have capitalized construction in process of approximately $260 million relating to the remaining phases of this project, the value of which will be fully impaired in the event these phases are not completed

We have identified potential violations of the Foreign Corrupt Practices Act, the resolution of which could possibly have a material effect on our business.

During fiscal year 2009, we identified activities in a certain foreign country that may have violated the Foreign Corrupt Practices Act (FCPA). We initiated an independent investigation with the assistance of outside counsel and took remedial action. We recently made a voluntary disclosure with respect to this and other matters to the Department of Justice (DOJ), Securities and Exchange Commission (SEC) and the applicable governmental agencies in certain foreign countries regarding the results of our investigations to date. We are cooperating with the DOJ and SEC in connection with their review of these matters and the outcome of these, or any future matters, cannot be predicted. The FCPA and related statutes and regulations provide for potential monetary penalties, criminal sanctions and in some cases debarment from doing business with the U.S. federal government in connection with FCPA violations, any of which could have a material effect on our business.

The announcement and pendency of our agreement to be acquired by Oracle could adversely affect our business.

On April 19, 2009, we entered into an Agreement and Plan Merger (the Merger Agreement) with Oracle Corporation (Oracle) pursuant to which a wholly-owned subsidiary of Oracle will, subject to the satisfaction or waiver of the conditions contained in the Merger Agreement, merge with and into Sun, and Sun will be the successor or surviving corporation of the merger and will become a wholly owned subsidiary of Oracle (the Merger). Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of the closing conditions set forth in the Merger Agreement, at the effective time of the Merger (the Effective Time), each share of common stock of Sun issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $9.50 in cash, without interest. The announcement and pendency of the Merger could cause disruptions in our business, including affecting our relationship with our customers, vendors and employees, which could have an adverse effect on our business, financial results and operations.

The failure to complete the merger could adversely affect our business.

There is no assurance that the Merger with Oracle or any other transaction will occur. If the proposed Merger or a similar transaction is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances defined in the Merger Agreement, we may be required to pay a termination fee of up to approximately $260 million and, in certain circumstances, reimburse reasonable out-of-pocket fees and expenses of Oracle of not more than $45 million incurred with respect to the transactions contemplated by the Merger Agreement. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Management Contract or Compensatory Plan or Arrangement
			Incorporated by Reference
			Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant, dated November 6, 2008.	No	10-Q	3.1	February 6, 2009

3.2	Bylaws of the Registrant, as amended January 29, 2009.	No	8-K	3.2	February 2, 2009

4.1	Indenture, dated August 1, 1999 (the “Indenture”) between Registrant and The Bank of New York, as Trustee.	No	8-K	4.1	August 6, 1999

4.2	Form of Subordinated Indenture.	No	8-K	4.2	August 6, 1999

4.3	Officers’ Certificate Pursuant to Section 301 of the Indenture, without exhibits, establishing the terms of Registrant’s Senior Notes.	No	8-K	4.3	August 6, 1999

4.4	Form of Senior Note.	No	8-K	4.4	August 6, 1999

4.5	Indenture Related to the 0.625% Convertible Notes, Due 2012, between Registrant and U.S. National Association, as Trustee (including Form of 0.625% Convertible Senior Note Due 2012.	No	8-K/A	4.1	February 2, 2007

4.6	Indenture Related to the 0.750% Convertible Notes, Due 2014, between Registrant and U.S. National Association, as Trustee (including Form of 0.750% Convertible Senior Note Due 2014.	No	8-K/A	4.2	February 2, 2007

4.7	Registration Rights Agreement, dated as of January 26, 2007, between Registrant and KKR PEI Solar Holdings II, Ltd. and Citibank, N.A.	No	8-K/A	4.3	February 2, 2007

4.8	Purchase Agreement, dated January 23, 2007, by and among Registrant, the Purchasers Named in Exhibit A Attached Thereto, Kohlberg Kravis Roberts & Co., LP and KKR PEI Investments, L.P.	No	8-K/A	10.1	February 2, 2007

10.1	U.S. Vice President Severance Plan, amended and restated effective January 1, 2009.	Yes	8-K	10.1	November 7, 2008

10.2	2005 U.S. Non-Qualified Deferred Compensation Plan, amended and restated effective November 17, 2008.	Yes

15.1	Letter regarding Unaudited Interim Financial Information.	No

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.	No

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.	No

32.1	Section 1350 Certificate of Chief Executive Officer.	No

32.2	Section 1350 Certificate of Chief Financial Officer.	No

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

Dated: May 7, 2009