Form 10-K
period 2009-06-30
SUN MICROSYSTEMS, INC.
filed 2009-08-28
CIK 709519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              ..

Commission file number 0-15086

SUN MICROSYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2805249
(State of incorporation)	(I.R.S. Employer Identification No.)

4150 Network Circle	(650) 960-1300
Santa Clara, CA 95054	(Registrant’s telephone number, including area code)
(Address of principal executive offices, including zip code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant, as of December 26, 2008 (the last business day of registrant’s second quarter of fiscal 2009), was approximately $2 billion based upon the last sale price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

The number of shares of the registrant’s Common Stock (par value $0.001) outstanding as of August 21, 2009 was 753,363,885.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 hereof.

PART I

ITEM 1.    BUSINESS

RECENT EVENTS

On April 19, 2009, we entered into a definitive agreement under which Oracle Corporation (Oracle) will acquire all of our common stock, through a merger, for $9.50 per share in cash and we will become a wholly owned subsidiary of Oracle. On July 16, 2009, our stockholders adopted the merger agreement at a special meeting of the stockholders. On August 20, 2009, the United States Department of Justice notified us that it had approved the proposed acquisition by Oracle. The completion of the transaction is subject to receiving certain foreign regulatory approvals and various other closing conditions.

GENERAL

Sun Microsystems, Inc. provides network computing infrastructure solutions that drive global network participation through shared innovation, community development and open source leadership. Guided by a singular vision, “The Network is the Computer™”, we provide a diversity of software, systems, storage, services and microelectronics that power everything from consumer electronics to developer tools and the world’s most powerful data centers.

With core brands including the Java™ technology platform, the Solaris™ Operating System, the MySQL™ database management system, Sun StorageTek™ storage solutions and the UltraSPARC® processor, our network computing platforms are used by nearly every sector of society and industry and provide the infrastructure behind some of the world’s best known search, social networking, entertainment, financial services, manufacturing, healthcare, retail, news, energy and engineering companies.

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

For the fiscal year ended June 30, 2009, we reported net revenues of $11.45 billion, employed approximately 29,000 employees and conducted business in over 100 countries. We were incorporated in California in February 1982 and reincorporated in Delaware in July 1987.

Our Internet address is http://www.sun.com. The following filings are posted to our Investor Relations web site, located at http://www.sun.com/investors as soon as reasonably practical after submission to the United States (U.S.) Securities and Exchange Commission (SEC): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, the proxy statements related to our most recent annual and special stockholders’ meetings and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available free of charge on our Investor Relations web site. We periodically webcast company announcements, product launch events and executive presentations which can be viewed via our Investor Relations web site. Additionally, we provide notifications of our material news including SEC filings, investor events, press releases and CEO blogs as part of the Official Investor Communications section of our Investor Relations web site. The contents of these web sites are not intended to be incorporated by reference into this report or in any other report or document we file and any references to these web sites are intended to be inactive textual references only.

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

With a strong commitment to open standards, open interfaces and the open source community, we focus on creating communities and sharing innovations and technologies to foster global network participation and advance the use of the Internet as a social utility, driving increases in use and demand for the infrastructure to support that increased use. Our open source initiatives are intended to increase participation in software and hardware design by making our innovative hardware and software intellectual property freely available. A core premise to the success of our software business is our ability to attract innovative application developers to our Java platform and Solaris Operating System. We build relationships with these communities of developers to stimulate demand for our commercial products and services. For example, more Java technology-driven devices means more demand for what we build to support those devices. Today, there are billions of Java-enabled devices in the marketplace. As more people gain access to the network, more opportunities surface for developers and businesses to deploy applications that create value, from educational institutions deploying high-performance computing grids, to banks and social networks serving millions of users. Bringing more people to the network and encouraging development of community-based intellectual property fuels greater demand for the innovative technologies and services that we create.

Accordingly, the cornerstones of our business strategy include:

Innovation and Intellectual Property Creation.    Innovation is the core of our business. A sampling of innovations introduced during fiscal 2009 includes the following:

•	Released the Sun StorageTek™ T10000B, the industry’s first one terabyte tape storage drive.

•	Introduced the Sun Storage J4000, a new line of economical storage arrays, and the Sun Fire™ X4540, a new highly efficient, high-performance addition to the popular Sun Fire X4500 “Thumper” family.

•

Unveiled the Unified Storage System – the Sun Storage 7000 family (“Amber Road”) – based on industry standard components and Sun’s robust software stack. The system offers enhanced performance and diagnostics, and increased troubleshooting all while using one-fourth the energy consumption of competing storage systems, resulting in reduced implementation times and up to 75% cost savings.

•	Introduced JavaFX™ 1.0, a new platform that merges form and functionality for building Rich Internet Applications with immersive media and content for Web browsers and desktops.

•	Introduced the Identity Compliance Manager, a simple and cost-effective solution to help customers better manage business and compliance risks.

•

Introduced the SPARC Enterprise® T5440 server –a 4RU system with up to 256 threads — the first server to deliver the scalability and reliability of traditional midrange systems with the performance and energy efficiency of the UltraSPARC T2 Plus architecture.

•	Introduced new additions to Sun Netra™ carrier-grade server family, driving performance, efficiency and scalability, including: Sun Netra X4250 server, Sun Netra X4450 server, Sun Netra T5440 server.

•

Partnered with Fujitsu on a new enhanced line of SPARC Enterprise servers that delivers a virtualization and consolidation platform with up to 80% better performance on commercial applications and 100% better performance on HPC workloads and using 44% less energy per core.

•

Introduced the next step in end-to-end enterprise Flash strategy with the availability of robust solid state drive (SSD) Flash technology in Sun’s x64 and chip multi-threaded (CMT) Rack and Blade systems.

•

Expanded disk storage portfolio with high-performance disk storage arrays, Sun Storage 6580 and 6780, that provide significantly better price to performance alternatives than the competition and enable customers to consolidate workloads within the same data center footprint for greater efficiency.

•	Introduced the JavaFX Mobile Platform.

•	Introduced the Sun GlassFish Portfolio, a complete, cost-effective, open source, high-performance Web platform, based on GlassFish, the industry’s most downloaded application server.

•	Introduced a new version of Sun xVM VirtualBox™ as well as xVM VirtualBox Software Enterprise Subscription, offering 24/7 premium support for enterprise users.

•	Introduced a new version of OpenSolaris™ and updates to the Solaris 10 Operating System.

Interoperability and Choice.    We take a “whole system” view of the products that we deliver into the marketplace. We are uniquely qualified to integrate our microelectronics, servers, storage, software and services into eco-responsible solutions that can transform information technology (IT) into a competitive weapon for customers. Our focus on providing multi-platform implementations provides customers with greater choice for their heterogeneous environments. The Java Enterprise System is available on Linux, Windows and HP-UX platforms in addition to Solaris. Our x64 systems are available for use with Solaris, Windows, Red Hat and SuSe Linux operating systems, and our SPARC® systems are available with Solaris and Ubuntu Linux. Interoperability gives customers choice so they can choose best-of-breed hardware and software solutions for their IT environments and lowers barriers to entry and exit.

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

Our cost control objectives are facilitated by our Open Work program, which allows employees to work wherever they need or want to — while armed with a cell phone and Internet access — which has contributed to reduced real estate costs and we believe has eased pollution and reduced energy use. More than 56% of our employees around the world work from home or a flexible office, saving us tens of millions of dollars annually in real estate costs. We have driven out additional costs by significantly consolidating our global data center square footage and implementing energy efficient data center design principles.

SEGMENT INFORMATION

During fiscal 2009, our Systems revenue was comprised principally of revenue from Server Products and Storage Products. Our Services revenue was comprised of sales from two classes of services: (1) Support Services (Support Services and Managed Services) and (2) Professional and Educational Services. Support Services are services that offer customers technical support, software, and firmware updates, online tools, product repair and maintenance and preventive services for system, storage and software products. Managed Services include on-site and remote monitoring and management for the components of their IT infrastructure, including operating systems, third-party and custom applications, databases, networks, security, storage and the web. Professional Services are services that enable customers to reduce costs and complexity, improve operational efficiency and build or transform their IT infrastructure. Professional Services include IT assessments, architectural services, implementation services and consolidation and migration services. Educational Services include training and certification for individuals and teams. In fiscal 2009, 2008 and 2007 Server Products represented approximately 42%, 45%, and 46%, respectively, of total net revenues. In fiscal 2009, 2008 and 2007, Storage Products represented approximately 16%, 17% and 17%, respectively, of total net revenues. In fiscal 2009, 2008 and 2007, Support Services represented approximately 32%, 29% and 29%, respectively, of total net revenues. In fiscal 2009, 2008 and 2007, Professional and Educational Services represented approximately 10%, 9% and 8%, respectively, of total net revenues. A table providing external revenue for similar classes of products and services for the last three fiscal years is found in Note 15 to the Consolidated Financial Statements in Item 8. Financial information for each segment for fiscal 2009, 2008 and 2007 is found in Note 15 to the Consolidated Financial Statements in Item 8.

SYSTEMS

We develop innovative networking computing products and technologies that include energy-efficient servers, storage, open source software and tools. For information about revenue for similar classes of products and services, refer to Note 15 to the Consolidated Financial Statements in Item 8 and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.

The substantial growth of network data and traffic, increasing compliance and regulatory demands, expanding needs for increased computing capacity and market pressure for energy and space reductions require a broad set of system solutions that are cost effective, reliable, scalable and eco-responsible.

Servers.    We offer a full line of scalable servers based on SPARC64<®>, UltraSPARC, AMD Opteron™ and Intel® Xeon® microprocessors, that range from cost and energy efficient entry level servers and blade systems through data center/high-performance business critical computing servers designed for heterogeneous computing environments.

Entry server systems.    We offer a wide range of Sun Fire and Sun Blade™ entry server systems differentiated by their size, their cost, their processor architecture (UltraSPARC, SPARC64, AMD Opteron or Intel Xeon), their form factor (rack, blade or stand-alone systems) and the environment for which they are targeted (general purpose or specialized systems). These systems are compatible with the Solaris, Linux and Windows operating system environments.

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

Solaris.    The Solaris Operating System is a high performance, reliable, scalable and secure operating environment for SPARC and x64 platforms. It is optimized for enterprise computing, Internet and intranet business requirements, powerful databases and high-performance technical computing environments. The Solaris Operating System runs on hundreds of different server platforms including standard x64/x86 servers. The ability to run on multiple platforms has contributed to the growth of the Solaris Operating System on non-SPARC based systems over the last three years. Leading OEM partners including IBM, Dell, HP, Fujitsu Technology Solutions, Inc. and Intel support and offer Solaris on x86 hardware.

OpenSolaris.    OpenSolaris is an open source project we created in 2005 to build a developer community around the Solaris Operating System. In June 2009, Sun released the OpenSolaris 2009.06 operating system, delivering industry leading features in networking, storage and virtualization, and significant performance enhancements and developer productivity updates. Central to the new release is the inclusion of Project Crossbow, a significant networking technology development to Solaris. Extending the features that made the Solaris Operating System a leading technology platform, OpenSolaris 2009.06 is a major step forward for enterprises looking to deploy the next generation of Solaris that includes the latest innovations from Sun and the OpenSolaris community.

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

Virtualization.    We offer an end-to-end portfolio of virtualization products from the desktop to the data center — Sun xVM VirtualBox™, Sun VDI and Sun xVM Ops Center.

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

Our services innovation is focused on integrating technology, knowledge, process and partners to deliver customer satisfaction through our services to architect, implement and manage IT infrastructure. Our global service and support offerings help our customers increase system service levels, improve data center operational efficiency and effectiveness, and to deploy next-generation automation technologies to provide predictive, preemptive and proactive service to heterogeneous infrastructures.

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

We have organized our sales coverage within geographically established markets (GEMs) around the world and employ independent distributors in over 100 countries. In general, the sales coverage model calls for independent distributors to be deployed via strategic alliances with our direct sales force. However, in some smaller markets, independent distributors and joint venture partners may be the sole means of sales, marketing and distribution. Our relationships with channel partners are very important to our future revenues and profitability. Channel relationships accounted for more than 68%, 63% and 65% of our total net revenues in fiscal 2009, 2008 and 2007, respectively.

The partner community is essential to our success. With a vast and diverse product and service portfolio, we recognize that no single supplier of computing solutions can meet the needs of all of its customers. As a result, we have established relationships with leading Independent Software Vendors (ISVs), VARs, OEMs, channel development providers, independent distributors, computer systems integrators and Service Development Providers (SDPs) to deliver solutions that customers demand. Through these relationships, it is our goal to optimize our ability to be the technology of choice, the platform of choice, the partner of choice and to provide the end-to-end solutions that customers require to compete. Our Worldwide Marketing teams oversee marketing planning, determine product and pricing strategy, coordinate advertising, demand creation and public relations activities, maintain strategic alliances with major ISVs and perform competitive analysis. Additionally, ISV partners help us to maximize our technology footprint by integrating their software products with our platforms and technologies. SDPs, such as Internet Service Providers (ISPs) and Application Service Providers (ASPs), allow us to expand our service coverage without new large-scale investments.

We seek out partner companies that align with our technology direction and vision of enabling network participation. We have longstanding partnerships with several companies, including: Advanced Micro Devices, Inc. (AMD) to expand its entry-level line of Opteron processor-based x64 systems; Intel Corporation, whereby Intel endorses the Solaris Operating System and we offer a comprehensive family of servers and workstations based on Xeon processors; Fujitsu to deliver and support a generation of SPARC-based systems that we have developed through collaboration (our relationship with Fujitsu is discussed in greater detail in Item 1A, “Risk Factors”) and is intended to enlarge the Solaris Operating System footprint, drive increased market share for our enterprise-class systems and allow for additional dedicated resources to our throughput computing initiative and next generation of processor products; and Hitachi Data Systems to provide high-end storage solutions and extend our storage offerings into other enterprise environments.

Sun also partners with IBM to distribute our Solaris 10 Operating System and Solaris for select x86-based IBM servers and blade servers; Google to make our StarOffice™ Suite available through the Google Pack software download service; Dell to establish a multi-year OEM agreement making the Solaris Operating System and support services available directly to customers for select Dell PowerEdge services; and Microsoft to expand our existing alliance with the official opening of the Sun/Microsoft Interoperability Center for optimizing Microsoft applications on Sun Fire x64 server systems and storage, and the availability of the Sun Infrastructure Solution for Microsoft Exchange Server 2007.

Revenues from outside the U.S. were approximately 63%, 63% and 59% of our total net revenues in fiscal 2009, 2008 and 2007, respectively. Direct sales outside of the U.S. are generally priced in local currencies and can be subject to currency exchange fluctuations. The net foreign currency impact on our total net revenues and operating results is difficult to precisely measure due to hedging and pricing actions we take to mitigate the effect of foreign exchange rate fluctuations.

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

Sales to Avnet, Inc. (Avnet), the largest distributor of our products, accounted for approximately 13%, 11%, and 11% of our net revenues in fiscal 2009, 2008 and 2007, respectively. No other customer accounted for more than 10% of our net revenues in fiscal 2009.

Our product order backlog at June 30, 2009 was $1.1 billion, as compared with $1.1 billion at June 30, 2008. The product backlog total includes orders for which customer-requested delivery is scheduled within six months and orders that have been specified by the customer for which products have been shipped but revenue has been deferred. Although actual customer delivery can occur over several periods, product backlog can be used to identify potential revenue coverage for future periods. The larger the percentage coverage of targeted pending revenue, the lower the potential risk of non-achievement. Backlog levels vary with demand, product availability, product revenue recognition treatment, and delivery lead times and are subject to significant decreases as a result of, among other things, customer order delays, changes or cancellations. As such, backlog levels may not be a reliable indicator of future operating results.

WORLDWIDE OPERATIONS

Our Worldwide Operations organization manages company-wide purchasing of materials used in making our products, assists in product design enhancements, oversees in-house manufacturing operations and those of our manufacturing partners and coordinates logistics operations.

Our manufacturing operations consist primarily of final assembly, test and quality control of enterprise and data center servers and storage systems. For all other systems, we rely on external manufacturing partners. During fiscal 2009, we manufactured primarily in Oregon and Scotland. We distribute much of our hardware products from our facilities and partner facilities located in California, the Netherlands and Japan. In fiscal 2009 we made the decision to close the manufacturing facility in Scotland and consolidate in Oregon. We have continued to simplify our manufacturing process by increasing the standardization of components across product types. In addition, we have continued to increase our focus on quality and processes that are intended to proactively identify and solve quality issues. The early identification of products containing defects in engineering, design and manufacturing processes, as well as defects in third-party components included in the products, could prevent or reduce delays of product shipments.

RESEARCH AND DEVELOPMENT

Our research and product development programs are intended to sustain and enhance our competitive position by incorporating the latest advances in hardware, microprocessors, software, graphics, networking, data communications and storage technologies. As such, we have extended our product offerings and intellectual property through acquisitions of businesses, technologies and other arrangements with alliance partners. Product development continues to focus on enhancing the performance, scalability, reliability, availability, security, energy efficiency and serviceability of our existing systems and the development of new technology standards. Additionally, we remain focused on system software platforms for Internet and intranet applications, telecommunications and next-generation service provider networks, developing advanced workstation, server and storage architectures and advanced service offerings. We devote substantial resources to research and development (R&D) believing it provides significant competitive differentiation. R&D expenses were $1.6 billion, $1.8 billion, $2.0 billion in fiscal 2009, 2008 and 2007, respectively.

COMPETITION

We operate in the computer systems (hardware and software), storage (hardware and software) and services markets. These markets are intensely competitive. Our competitors are some of the largest, most successful companies in the world. They include International Business Machines Corporation (IBM), Dell Inc. (Dell), Hewlett-Packard Company (HP), EMC Corporation (EMC), Fujitsu Limited (Fujitsu), Hitachi Data Systems, Inc. (HDS), Fujitsu Technology Solutions, Inc., Microsoft Corporation (Microsoft), Oracle Corporation (Oracle) and Intel Corporation (Intel). We also compete with (i) systems manufacturers and resellers of systems based on microprocessors manufactured by Intel Corporation (Intel), the Windows family of operating systems software from Microsoft and the Linux family of operating systems from Red Hat and others, as well as (ii) companies that focus on providing support and maintenance services for computer systems and storage products.

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

For information about the competitive risks we face, refer to Item 1A. Risk Factors.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding our Executive Officers as of August 28, 2009.

Name	Age	Position
Jonathan I. Schwartz	43	Chief Executive Officer and President
Michael A. Dillon	50	Executive Vice President, General Counsel and Secretary
John F. Fowler	48	Executive Vice President, Systems Group
Anil P. Gadre	52	Executive Vice President, Application Platform Software
Michael E. Lehman	58	Chief Financial Officer and Executive Vice President, Corporate Resources
William N. MacGowan	52	Chief Human Resources Officer and Executive Vice President, People and Places
Gregory M. Papadopoulos	51	Executive Vice President, Research and Development and Chief Technology Officer
Peter Ryan	48	Executive Vice President, Global Sales and Services
Michael E. Splain	52	Executive Vice President, Microelectronics Group

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

Mr. Gadre has served as Executive Vice President, Application Platform Software since November 2008, as Executive Vice President, Chief Marketing Officer from November 2004 to November 2008, as Vice President, Software Marketing from May 2002 to November 2004 and Vice President and General Manager of Solaris Software from April 1999 to May 2002. Previously, he has held several positions related to Product and Corporate Marketing at Sun.

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

FORWARD-LOOKING STATEMENTS

This annual report, including the foregoing sections and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, particularly statements regarding: our vision and business strategy; the proposed acquisition of Sun by Oracle; future investments in companies, products and technologies; our expectation of competitive pressures; our solution-based sales approach; our commitment to standards-based designs and implementations; our expectations regarding R&D investment; the estimated sublease income to be generated from sublease contracts not yet negotiated; our expectations with respect to workforce and facility-related expenses; our expectation that the resolution of pending claims and legal proceedings will not have a material adverse effect on us; our estimates of the impact of foreign currency exchange rates; our expectations of severance and benefit costs and restructuring charges under our restructuring plans; our estimated contractual obligations at June 30, 2009; our expectations with respect to the effects of accounting pronouncements on our Consolidated Financial Statements; and our belief that the liquidity provided by existing cash, cash equivalents, marketable debt securities and cash generated from operations will provide sufficient capital to meet our requirements for at least the next 12 months.

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

ITEM 1A.    RISK FACTORS

The announcement and pendency of our agreement to be acquired by Oracle and intensifying competition from our competitors have had, and could continue to have, an adverse effect on our business.

On April 19, 2009, we entered into an Agreement and Plan Merger (the Merger Agreement) with Oracle Corporation (Oracle) pursuant to which a wholly-owned subsidiary of Oracle will, subject to the satisfaction or waiver of the conditions contained in the Merger Agreement, merge with and into Sun, and Sun will be the successor or surviving corporation of the merger and will become a wholly owned subsidiary of Oracle (the Merger). Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of the closing conditions set forth in the Merger Agreement, at the effective time of the Merger (the Effective Time), each share of common stock of Sun issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $9.50 in cash, without interest. The announcement and pendency of the Merger and intensifying competition from our competitors have caused, and could continue to cause, disruptions in our business, including affecting our relationships with our customers, vendors and employees, which could have an adverse effect on our business, financial results and operations.

The failure to complete the merger with Oracle could adversely affect our business.

There is no assurance that the Merger with Oracle or any other transaction will occur. If the proposed Merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances defined in the Merger Agreement, we may be required to pay a termination fee of up to approximately $260 million and, in certain circumstances, reimburse reasonable out-of-pocket fees and expenses of Oracle of not more than $45 million incurred with respect to the transactions contemplated by the Merger Agreement. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruptions to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, vendors and employees, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated.

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

Our competitors are some of the largest, most successful companies in the world. They include IBM, Dell, HP, EMC, Fujitsu, HDS, Fujitsu Technology Solutions, Inc., Microsoft, Oracle and Intel. We compete with (i) systems manufacturers and resellers of systems based on microprocessors from Intel, the Windows family of operating systems software from Microsoft and the Linux family of operating systems software from Red Hat and others, as well as (ii) companies that focus on providing support and maintenance services for computer systems and storage products. A substantial majority of our computer systems products are based on our SPARC platform, which has a significantly smaller installed base than the Windows and Linux platforms. Certain of these competitors compete aggressively on price, as well as based on their platform, and seek to maintain very low cost structures. Some of these competitors are seeking to increase their market share, which creates increased pressure, including pricing pressure, on our product lines and service offerings. In particular, we are seeing increased competition and pricing pressures from competitors offering systems running Linux software and other open source software, as well as competitors offering support services. Additionally, some of these competitors are able to compete with us by using software pricing strategies that make it more expensive for their customers to use our hardware. Certain of our competitors, including IBM and HP, have financial and human resources that are substantially greater than ours, which increases the competitive pressures we face. These competitors also have significant installed bases, and it can be very difficult to win a new customer that has made significant investments in a competitor’s platform. We are also experiencing increased competition from certain of our competitors, including IBM and HP, who are targeting our customers as a result of the uncertainty associated with the proposed acquisition by Oracle.

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

We are continuing the implementation of a solution-based selling approach. While we believe that strategy will enable us to increase our revenues and margins, there can be no assurance that we will be successful in this approach. In fact, our implementation of this selling model may result in reductions in our revenues and/or margins, particularly in the short term, as we compete to attract business. In addition, because of our emphasis on solution-based sales, we face strong competition from systems integrators such as IBM, Fujitsu Technology Solutions, Inc. and HP. Our inability to successfully implement this model could have a material adverse impact on our revenues and margins.

The products we make are very complex. If we are unable to rapidly and successfully develop and introduce new products and manage our inventory, we will not be able to satisfy customer demand.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that our customers choose to buy. If we are unable to develop new products, our business and operating results could be adversely affected. We must quickly develop, introduce, and deliver in quantity new, complex systems, software and hardware products and components. These include products that incorporate certain UltraSPARC microprocessors and the Solaris Operating System, the Java platform, Sun Java™ System portfolio and Sun Grid™ architecture, among others. The development process for these complicated products is very uncertain. It requires high levels of innovation from both our product designers and the suppliers of the components used in our products. The development process is also lengthy and costly. If we fail to accurately anticipate our customers’ needs and technological trends, or are otherwise unable to complete the development of a product on a timely basis, we will be unable to introduce new products into the market on a timely basis, if at all, and our business and operating results would be materially and adversely affected.

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

The financial crisis in the U.S. and global economic recessions has negatively affected our business, results of operations, and financial condition, and could continue to do so in the future.

The financial crisis affecting the banking system and financial markets and the global economic recessions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity and fixed income markets. There could be a number of follow-on effects from these economic developments on our business, including insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of our products; delays in payment and/or customer insolvencies; counterparty failures negatively impacting our treasury operations; increased impairments from the inability of investee companies to obtain financing; decreased customer confidence; foreign currency fluctuations; and decreased customer demand, including order delays or cancellations. We have already experienced some of these economic developments, which has negatively affected our business, results of operations and financial condition, and this could continue in the future. In addition, to the extent these economic developments continue to impact our ability to achieve our internally forecasted results, we could incur significant impairment charges related to our goodwill and long-lived assets.

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

Based on a combination of factors, including the economic environment, our operating results, and a sustained decline in our market capitalization, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis as of September 28, 2008. As a result, during the first quarter of fiscal 2009, we recorded an impairment charge of $1,445 million. For the purposes of this analysis, our estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices. Our estimates of future cash flows included estimated growth rates and assumptions about the extent and duration of the current economic downturn.

As of June 30, 2009, we had a goodwill balance of $1,743 million. Goodwill impairment analysis and measurement is a process that requires significant judgment and the use of significant estimates related to valuation such as discount rates, long term growth rates and the level and timing of future cash flows. As a result, several factors could result in impairment of a material amount of our $1,743 million goodwill balance in future periods, including, but not limited to:

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

We also test our other long-lived assets for impairment semi-annually and whenever events or changes in circumstances indicate that their carrying amount may be impaired. Failure to achieve our forecasted operating results, due to further weakness in the economic environment or other factors, could result in impairment of a significant amount of our long-lived intangible or tangible assets. As of June 30, 2009, we had $269 million of long-lived intangible assets and $1,616 million of long-lived tangible assets.

We are dependent on significant customers, specific industries and geographies.

Sales to Avnet, the largest distributor of our products, accounted for approximately 13%, 11%, and 11% of our net revenues in fiscal 2009, 2008 and 2007, respectively. In January 2007, Access Distribution, the largest distributor of our products at the time, was sold to Avnet by General Electric Company. Avnet was StorageTek’s largest distributor and became a distributor of our products after our acquisition of StorageTek in August 2005. The net revenue percentage for fiscal 2007 represents sales to Avnet and Access Distribution on a combined basis. No other customer accounted for more than 10% of our net revenues in fiscal 2009. If our distribution arrangement with Avnet significantly deteriorates or is terminated, and we are unable to find another distributor for our products on similar financial terms, our future operating results could be adversely affected.

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

Weakening economic conditions in specific geographic areas, particularly the U.S. or Europe, can also adversely affect our operating results. For example, due to the financial crisis and the economic recessions in the U.S., many customers have delayed or reduced technology capital spending which has had and may continue to have an adverse affect on our operating results.

We derive significant revenues from the sales of our higher end server products and decreased demand for these products has, and could continue to, adversely affect our revenues, gross margins and earnings.

We derive significant revenues from the sales of our higher end server products. These products are offered at higher price points and typically provide us with higher gross margin percentages than our entry-level products. We experienced reduced demand for our higher end server products in fiscal 2009, which had an adverse affect on our revenues, gross margins, and earnings. Any continued decrease in demand could adversely affect our revenues, gross margins, and earnings.

We have licensed significant elements of our intellectual property, including our Solaris Operating System and Java technology, as open source software and intend to license additional intellectual property in the future under open source licenses, which could reduce the competitive advantage we derive from this intellectual property.

We have released significant elements of our intellectual property, including the Solaris Operating System, the Java Enterprise System infrastructure software platform, MySQL database technology, the Sun Grid Engine software and various developer tools, to the open source development community as open source software under an open source license and have made the hardware source code of our UltraSPARC T1 and T2 processors available under an open source license. We have also released our Java Platform, Standard Edition (Java SE), Enterprise Edition (Java EE) and Micro Edition (Java ME) technologies under an open source license. Although open source licensing models vary, generally open source software licenses permit the liberal copying, modification and distribution of a software program allowing a diverse programming community to contribute to the software. As a result of such release, there could be an impact on revenue related to this intellectual property and we may no longer be able to exercise control over some aspects of the future development of this intellectual property. In particular, the feature set and functionality of the Solaris Operating System may diverge from those that best serve our strategic objectives, move in directions in which we do not have competitive expertise or fork into multiple, potentially incompatible variations. We currently derive a significant competitive advantage from our development, licensing and sale of the Solaris Operating System, Java and MySQL technologies, and system products based on the UltraSPARC family of microprocessors, and any of these events could reduce our competitive advantage or impact market demand for our products, software and services. In addition, disclosing the content of our source code could limit the intellectual property protection we can obtain or maintain for that source code or the products containing that source code and could facilitate intellectual property infringement claims against us. Finally, there can be no assurance that making our intellectual property freely available will yield incremental revenue to us.

Delays in product development or customer acceptance and implementation of new products and technologies could seriously harm our business.

Generally, the computer systems we sell to customers incorporate various hardware and software products that we sell, such as UltraSPARC microprocessors, various software elements, from the Solaris Operating System to the Java platform, Sun Java System portfolio, Sun Grid Engine and the Sun StorageTek™ and Sun Storage lines. Any delay in the development, delivery or acceptance of key elements of the hardware or software included in our systems could delay our shipment of these systems. Delays in the development and introduction of our products may occur for various reasons.

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

The cost of implementing a new enterprise resource planning system, which is currently on hold, may negatively impact our financial position, results of operations and cash flows and any problems with the design or implementation of this system could interfere with our business and operations.

We were in the process of implementing a project to consolidate all of our database infrastructure to a single global enterprise resource planning (ERP) system. In May 2009, we decided to delay the implementation of the remaining phases of the project for six months while we evaluate alternatives. We have invested, and may continue to invest, significant capital and human resources in the design and implementation of the ERP system, which may be disruptive to our underlying business. Any disruptions, delays or deficiencies in the design and implementation of the new ERP system, particularly any disruptions, delays or deficiencies that impact our operations, could adversely affect our ability to process customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations, file SEC reports in a timely manner and otherwise run our business. Further, as we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations and financial condition may be materially and adversely affected if our database infrastructure does not allow us to transmit accurate information, even for a short period of time. Even if we do not encounter these adverse effects, the design and implementation of the new ERP system may be much more costly than we anticipated. While the project is on hold, we will not be able to achieve any of the cost savings or other business efficiencies that were expected to result from the completion of the project. If we resume the ERP implementation process, but are unable to successfully design and implement it as planned, our financial position, results of operations and cash flows could be negatively impacted. In the past, we have experienced a number of challenges during the implementation of this project that have caused delays and affected our operations. Although these disruptions have not materially affected our financial results, further disruptions caused by the implementation of the new ERP system could have a material adverse effect on our financial position, results of operations and cash flows.

As of June 30, 2009, we have capitalized construction in process of approximately $277 million relating to the remaining phases of this project, the value of which will be fully impaired in the event these phases are not completed.

Some of our Restructuring Plans may not result in the anticipated cost saving and benefits and the failure to effectively implement these plans may adversely affect our business.

Since March 2004, our Board of Directors and our management have approved a series of restructuring plans including the restructuring plan announced in November 2008 and the restructuring of our sales force effected in the second half of fiscal 2009. Our ability to achieve the cost savings and operating efficiencies anticipated by these restructuring plans is dependent on our ability to effectively implement the workforce and excess capacity reductions contemplated. If we are unable to implement these plans effectively, we may not achieve the level of cost savings and efficiency benefits expected for fiscal year 2010 and beyond. Additionally, if the restructuring plans are not effectively managed, we may experience lost customer sales, product delays and other unanticipated effects, causing harm to our business and customer relationships. Finally, the timing and implementation of these plans require compliance with numerous laws and regulations, including local labor laws, and the failure to comply with such requirements may result in damages, fines and penalties which could adversely affect our business.

Our acquisition, divestiture and alliance activities could disrupt our business and subject us to significant risks.

We have made and may continue to make investments in companies, products and technologies, either through acquisitions or investments or alliances. For example, we have purchased several companies in the past, including MySQL and StorageTek, and have also formed alliances, such as our strategic relationship with Fujitsu for the development, manufacturing and marketing of server products and our OEM relationship with Hitachi Data Systems for the collaboration on, and delivery of, a broad range of storage products and services. We also rely on IT services partners and independent software developers to enhance the value to our customers of our products and services. Acquisitions and alliance activities often involve risks, including: (1) difficulty in assimilating the acquired operations and employees; (2) difficulty in managing product co-development activities with our alliance partners; (3) retaining the key employees of the acquired operation; (4) disruption of our or the acquired company’s ongoing business; (5) inability to successfully integrate the acquired technology and operations into our business and maintain uniform standards, controls, policies and procedures; and (6) lacking the experience to enter into new product or technology markets.

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

We have entered into, and may enter into additional, joint ventures with distribution partners with the goal of increasing sales of our products and services in selected geographic markets. We have implemented policies, internal controls and procedures designed to ensure the joint venture partners and joint venture companies comply with our policies and relevant laws. However, entering into a joint venture subjects us to additional compliance and legal risks related to the actions of the joint venture partner and the joint venture company.

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

Joint development and marketing of a complex new product line is an inherently difficult undertaking and is subject to numerous risks. If we fail to satisfy certain development or supply obligations under the agreements, or if we otherwise violate the terms of the agreements or applicable laws related to these agreements, we may be subject to significant contractual or legal penalties. Further, if Fujitsu encounters any of a number of potential problems in its business, such as intellectual property infringement claims, supply difficulties, or difficulties in meeting development milestones or financial challenges, these problems could impact our strategic relationship with them and could result in a material adverse effect on our business or results of operations. There can be no assurance that our strategic relationship with Fujitsu will be successful, that there will be any future releases of APL server products or that the economic terms of the agreements establishing the relationship will ultimately prove to be favorable to us. If any of these risks come to pass, they may have a material adverse effect on our business, results of operations or financial condition.

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

Three credit rating agencies follow us. Fitch Ratings has rated us BBB-, which is an investment grade rating. Moody’s Investor Services and Standard & Poor’s have assigned us non-investment grade ratings of Ba1 and BB+, respectively. Each of these agencies has placed us on positive outlook. These ratings reflect those credit agencies’ expectations regarding our financial and competitive condition and our proposed acquisition by Oracle. If we are downgraded by these ratings agencies, it could increase our costs of obtaining, or make it more difficult to obtain or issue, new debt financing. Any of these events could materially and adversely affect our business and financial condition.

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

Our failure to comply with contractual obligations and U.S. governmental procurement law may result in significant penalties.

We offer terms to some of our distributors and other customers that, in some cases, include complex provisions for pricing, data protection and other terms. In connection with these contracts, we are in some cases required to allow the customer to audit certain of our records to verify compliance with these terms. In particular, government agency customers audit and investigate government contractors, including us. These agencies review our performance under the applicable contracts as well as compliance with applicable laws, regulations and standards. Examples of applicable laws include the Trade Agreements Act, the Rehabilitation Act of 1973 (Section 508) and the International Traffic in Arms Regulations (ITAR). The government also may review the adequacy of, and our compliance with, contractual obligations, our internal control systems and policies, including our purchasing, property, estimating, compensation, management information systems and data protection requirements. If the U.S. government discovers, whether in the normal course of business or through an audit, improper or illegal activities, we may be subject to claims for damages, penalties and other sanctions. With respect to claims by government agencies, sanctions may include treble damages, fines and possibly debarment or suspension from sales to the federal government. In addition, we may suffer serious harm to our reputation if allegations of impropriety were made against us. The federal government has intervened in a case filed in the United States District Court for the Eastern District of Arkansas alleging that we violated the Federal False Claims and Anti-Kickback Acts and breached our contracts with the GSA and certain other government customers, among other claims. These claims are based in part on certain audit reports prepared by the GSA Office of the Inspector General with respect to our prior GSA Multi-Award Schedule. Claims by the federal government pursuant to the lawsuit or otherwise in the administration of our contracts, and any judgment or settlement related thereto, could expose us to damages, penalties and other sanctions, up to and including debarment or suspension from federal sales, loss of sales opportunities, business interruption and damage to our reputation.

We have identified potential violations of the Foreign Corrupt Practices Act or relevant foreign statutes, the resolution of which could possibly have a material effect on our business.

During fiscal year 2009, we identified activities that may have violated the Foreign Corrupt Practices Act (FCPA) or relevant foreign statutes. We initiated independent investigations with the assistance of outside counsel and are continuing to investigate where necessary and to take remedial action. We made voluntary disclosures with respect to these matters to the Department of Justice, Securities and Exchange Commission and certain foreign government agencies. We are cooperating with these governmental entities and the outcome of these, or any future matters, cannot be predicted. We monitor our international operations, and we may identify activities in the future that may violate the FCPA or relevant foreign statutes. The FCPA and the relevant foreign statutes and regulations provide for potential monetary penalties, criminal sanctions and in some cases debarment from doing government business, any of which could have a material effect on our business.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

At June 30, 2009, our worldwide facilities represented aggregate floor space of 10.6 million square feet both in the U.S. and in 49 other countries. We believe that our existing properties are in good condition and are suitable for the conduct of our business. In square feet, our properties consisted of (in millions):

	U.S.	Rest of the World	Total
Owned facilities	3.0	1.0	4.0
Leased facilities	3.2	3.4	6.6

Total facilities	6.2	4.4	10.6

At June 30, 2009, our owned properties consisted of:

Location	Square Footage of Facility
Broomfield, Colorado	1,090,674
Farnborough (Guillemount Park), England	440,024
Linlithgow, Scotland	437,498
Menlo Park, California	1,022,008
Ponce, Puerto Rico	83,105
Santa Clara, California	928,399

Total	4,001,708

At June 30, 2009, we had approximately 120,000 square feet of existing shell facilities available for future build-out. We continually evaluate our facility requirements in light of our business needs and stage the future construction accordingly. In addition, we own approximately 52 acres of undeveloped land in Colorado.

During fiscal 2007, we entered into sale-leaseback transactions for our Newark, California and Burlington, Massachusetts campuses. The total reduction in owned square footage as a result of sale-leaseback transactions was approximately 3.8 million square feet.

Starting in fiscal 2001, we began to vacate properties in the U.S. and internationally. Of the properties that were vacated under all facility exit plans, 2.2 million square feet remain vacant or sub-leased, of which 1 million square feet are under sub-lease to non-Sun businesses and 1.2 million square feet are vacant.

Substantially all of our facilities are used jointly by our Product groups, Services groups, Global Sales and Services organization and other functions. Our manufacturing facility is located in Beaverton, Oregon.

ITEM 3.    LEGAL PROCEEDINGS

We are involved in various claims, suits, investigations and legal proceedings that arise from time to time in the ordinary course of our business. Although we do not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, we could incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period. For further information regarding items that we deem to be significant, please refer to Note 11 to the Consolidated Financial Statements in Item 8 under the heading “Litigation and Other Contingencies.”

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2009.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Global Select Market under the symbol “JAVA”. As of August 21, 2009, there were approximately 15,887 stockholders of record and the closing price of our common stock was $9.35 per share as reported by The NASDAQ Global Select Market.

The following table sets forth for the fiscal periods indicated the high and low sale prices for our common stock as reported by The NASDAQ Global Select Market:

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low
First Quarter	$11.00	$7.52	$23.48	$18.00
Second Quarter	7.67	2.60	25.04	18.01
Third Quarter	9.27	3.45	18.19	14.20
Fourth Quarter	9.36	5.93	16.37	10.76

No cash dividends were declared or paid in fiscal 2009 or 2008. We anticipate retaining available funds to finance future growth and have no present intention to pay cash dividends.

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

	As of June 30,
	2004	2005	2006	2007	2008	2009
Sun Microsystems, Inc	100.00	86.14	95.84	121.48	62.82	53.23
S&P 500	100.00	106.32	115.50	139.28	121.01	89.29
S&P Computer Hardware	100.00	103.16	106.77	156.55	168.65	144.45

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

	Fiscal Years Ended June 30,
	2009(1)		2008		2007		2006(2)(3)		2005
	Dollars	%	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(In millions, except percentages and per share amounts)
Net revenues	$11,449	100.0%	$13,880	100.0%	$13,873	100.0%	$13,068	100.0%	$11,070	100.0%
Cost of sales	6,718	58.7	7,425	53.5	7,608	54.8	7,439	56.9	6,481	58.5

Gross margin	4,731	41.3	6,455	46.5	6,265	45.2	5,629	43.1	4,589	41.5
Operating expenses:
Research and development	1,648	14.4	1,834	13.2	2,008	14.5	2,046	15.7	1,785	16.1
Selling, general and administrative	3,461	30.2	3,955	28.5	3,851	27.8	4,039	30.9	2,919	26.4
Restructuring charges and related impairment of long-lived assets	395	3.5	263	1.9	97	0.7	284	2.2	262	2.4
Impairment of goodwill and intangible assets	1,460	12.8	—	—	—	—	70	0.5	—	—
Purchased in-process research and development	3	—	31	0.2	—	—	60	0.5	—	—

Total operating expenses	6,967	60.9	6,083	43.8	5,956	42.9	6,499	49.7	4,966	44.9

Operating income (loss)	(2,236)	(19.5)	372	2.7	309	2.2	(870)	(6.7)	(377)	(3.4)
Gain on equity investments, net	8	—	32	0.2	6	—	27	0.2	6	0.1
Interest and other income, net	(2)	—	161	1.2	214	1.5	114	0.9	133	1.2
Settlement income	47	0.4	45	0.3	54	0.4	54	0.4	54	0.5

Income (loss) before taxes	(2,183)	(19.1)	610	4.4	583	4.2	(675)	(5.2)	(184)	(1.7)
Provision (benefit) for income taxes	51	0.4	207	1.5	110	0.8	189	1.4	(77)	(0.7)

Net income (loss)	$(2,234)	(19.5)%	$403	2.9%	$473	3.4%	$(864)	(6.6)%	$(107)	(1.0)%

Net income (loss) per common share—basic	$(2.99)		$0.50		$0.54		$(1.01)		$(0.13)
Net income (loss) per common share—diluted	$(2.99)		$0.49		$0.52		$(1.01)		$(0.13)
Shares used in the calculation of net income (loss) per common share—basic	747		809		883		859		842
Shares used in the calculation of net income (loss) per common share—diluted	747		822		902		859		842

	As of June 30,
	2009		2008	2007	2006		2005
Cash, cash equivalents and marketable debt securities	$3,061		$3,310	$5,942	$4,848		$7,524
Total assets	$11,232		$14,340	$15,838	$15,082		$14,190
Long-term debt	$1,249	(4)	$1,265	$1,264	$1,078	(4)	$1,123
Other non-current obligations(5)	$976		$1,136	$1,285	$1,492		$1,083

(1)	Includes goodwill impairment charges of $1,445 million.
(2)	Includes the acquisitions of StorageTek and See Beyond
(3)	Reflects the adoption of SFAS 123(R), Shared-Based Payment
(4)	Includes approximately $503 million and $554 million classified as current portion of long-term debt as of June 30, 2006 and 2009, respectively.
(5)	Includes deferred settlement income from Microsoft as of June 30, 2009, 2008, 2007 and 2006, long-term tax liabilities as of June 30, 2009, 2008, 2007 and 2006 and long-term restructuring liabilities for all periods presented.

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

On April 19, 2009, we entered into a definitive agreement under which Oracle Corporation (Oracle) will acquire all of our common stock, through a merger, for $9.50 per share in cash and we will become a wholly owned subsidiary of Oracle. On July 16, 2009, our stockholders adopted the merger agreement at a special meeting of the stockholders. On August 20, 2009, the United States Department of Justice notified us that it had approved the proposed acquisition by Oracle. The completion of the transaction is subject to receiving certain foreign regulatory approvals and various other closing conditions.

Summary of Results

Our fiscal year 2009 results were negatively affected by the economic downturn, the uncertainty associated with our proposed acquisition by Oracle, increased competition and delays in customer purchasing decisions. This has adversely impacted our business across nearly all geographies and industries.

For the quarter ended June 30, 2009, as compared to the quarter ended June 30, 2008:

•	Total revenue decreased by 31%.

•	Server Product revenue decreased by approximately $623 million, or 36%.

•	Gross margin as a percentage of net revenue decreased by 3.8 percentage points.

•	We recorded restructuring charges of $64 million as compared to $104 million in the fourth quarter of fiscal 2008.

•	We canceled development of our next generation microprocessor and recorded vendor claims and impairments of, intellectual property of approximately $30 million associated with the cancellation.

For the fiscal year ended June 30, 2009, as compared to the fiscal year ended June 30, 2008:

•	Total revenue decreased by $2.4 billion, or 18%.

•	Research and development expenses decreased by $186 million, or 10%.

•	Selling, general and administrative expenses decreased by $494 million, or 12.5%

•	We impaired approximately $1.4 billion of our goodwill.

•	We recorded restructuring charges of $395 million as compared to $263 million in fiscal 2008.

•	Interest and other income (expense) decreased by $163 million, or 101%

•	We ended the fiscal year 2009 with a cash and marketable debt securities balance of $3.1 billion.

Over the last year we introduced enhanced M-Series enterprise servers, open storage products and the next generation of mid-range disk arrays.

Revenues

For the fiscal year ended June 30

(dollars in millions)

	2009	Change $	Change %	2008	Change $	Change %	2007
Systems
Server Products	$4,819	$(1,445)	(23.1)%	$6,264	$(191)	(3.0)%	$6,455
Storage Products	1,885	(469)	(19.9)%	2,354	38	1.6%	2,316

Systems revenue	$6,704	$(1,914)	(22.2)%	$8,618	$(153)	(1.7)%	$8,771
Services
Support Services	$3,648	$(375)	(9.3)%	$4,023	$61	1.5%	$3,962
Professional and Educational Services	1,097	(142)	(11.5)%	1,239	99	8.7%	1,140

Services revenue	$4,745	$(517)	(9.8)%	$5,262	$160	3.1%	$5,102
Total revenues	$11,449	$(2,431)	(17.5)%	$13,880	$7	0.1%	$13,873

Systems Revenue

Our Systems products provide customers with business solutions requiring advanced server and storage capabilities. Our enterprise Server Products include our high end and midrange SPARC® based servers which provide solutions for virtualization and consolidating, web tier environments, large-scale enterprise applications and related software. Our volume Server Products offer flexible low cost enterprise, midrange and entry-level solutions that include our Chip Multi-Threading (CMT) servers and x64 based servers. Our enterprise, midrange and entry-level Storage Products include disk and tape products that provide solutions for mainframe and open systems environments. Our disk Storage Products include entry-level, midrange and enterprise arrays and associated connectivity devices such as host bus adapters. Our tape Storage Products include entry-level, midrange and enterprise libraries and virtual storage solutions.

Server Products Revenue

The decrease in our Server Products revenue during fiscal 2009, as compared to fiscal 2008, was primarily due to the economic downturn as projects were scaled back, delayed or canceled in addition to increased competition and aggressive discounting, and the weakness in demand for high-end servers. The decrease spanned most of our Server product categories. In the fourth quarter, revenue was negatively impacted by the economic downturn, the uncertainty associated with our proposed acquisition by Oracle, increased competition and delays in customer purchasing decisions. Revenue was also unfavorably impacted by changes in foreign currency exchange rates. These decreases were partially offset by increased sales of Olympus Product Line (OPL) data center and midrange servers and our CMT volume servers.

The decrease in Server Products revenue during fiscal 2008 as compared to fiscal 2007, was primarily due to the change to certain distributor programs under which we are no longer able to meet certain criteria for revenue recognition at the time of sale to our distributors. There was a corresponding increase in deferred products revenue over the same time period. In addition, we experienced decreased sales of our traditional volume SPARC-based server products, decreased sales of our x64-based rack server products and decreased sales of our mid-range server products. Decreased sales of our traditional volume SPARC-based server products were due to reduced customer demand as products are near their end of life (EOL). Decreased sales of our x64-based rack server products were primarily due to the delayed introduction of AMD quad core-based products. Decreased sales of our mid-range server products were primarily due to a partial shift to volume products and due to certain of our products were near their EOL. These decreases were partially offset by increased sales of our CMT volume server products, increased sales of our blade server products and increased sales of our OPL server products. Increased sales of our CMT volume server products and our blade server products were primarily the result of continued acceptance of our products based on the UltraSPARC T2 plus processor.

Storage Products Revenue

The decrease in Storage Products revenue during fiscal 2009, as compared to fiscal 2008, was primarily attributable to the economic downturn as projects were scaled back, delayed or canceled and increased competition and aggressive discounting with respect to our tape and enterprise disc array products. In the fourth quarter, revenue was also negatively impacted by the economic downturn, the uncertainty associated with our proposed acquisition by Oracle, increased competition and delays in customer purchasing decisions. In addition, as disk products frequently attach to our servers, declines in Server revenue contributed to decline in our disk products. Revenue was also unfavorably impacted by changes in foreign currency exchange rates. These decreases were partially offset by increased sales of our open storage products.

The increase in Storage Products revenue during fiscal 2008, as compared to fiscal 2007, was due to increased sales of enterprise and mid-range disk products, and increased sales of tape media. Increased sales of enterprise disk products were due to product introductions, including enterprise disk model. Increased sales of mid-range disk products were due to improved functionality and scalability in addition to sales initiatives. Increased sales of our tape media products were due to the increase in our installed base. These increases were partially offset by decreased sales of our enterprise and OEM tape drive products and Virtual Storage Manager (VSM) mainframe products. Decreased sales of our enterprise and OEM tape drive products were primarily due to delayed product introductions. Decreased sales of our VSM mainframe products were primarily due to the competitive and declining mainframe market.

Services Revenue

Services revenue consists of Support Services revenue and Professional and Educational Services revenue.

Support Services Revenue

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

Support Services revenue consists primarily of maintenance contract revenue, which is recognized ratably over the contractual period and represented approximately 77%, 76%, and 78% of Services revenue in fiscal 2009, 2008 and 2007, respectively.

The decrease in Support Services revenue during fiscal 2009, as compared to fiscal 2008, was primarily due to the cumulative effect of decreases in our installed Server Product base over the last six quarters, increased discounting and unfavorable changes in foreign currency exchange rates. We continue to see pricing pressure on renewals and the impact of the shift in sales of our Server Products from enterprise to volume servers.

The increase in Support Services revenue during fiscal 2008, as compared to fiscal 2007, was due to increased sales of our Managed Services and the favorable impact of foreign currency exchange movements. Increased sales of our Managed Services were primarily the result of increased demand for remote and managed site offerings and the shift to single supplier multi-vendor-support models which are displacing traditional maintenance support service models. We experienced pricing pressure on maintenance contracts sold or renewed primarily due to customers choosing lower-cost solutions.

Professional and Educational Services Revenue

Professional Services enable customers to reduce costs and complexity, improve operational efficiency and build or transform the IT infrastructure. Professional Services include IT assessments, architectural services, implementation services, and consolidation and migration services. Educational Services include training and certification for individuals and teams.

The decrease in Professional and Educational Services revenue during fiscal 2009, as compared to fiscal 2008, was primarily due to the delay, cancellation or scaling back of projects. In addition, discretionary training was reduced due to the unfavorable economic environment. Professional and Educational Services revenues were also negatively impacted by unfavorable currency exchange rates.

The increase in Professional and Educational Services revenue during fiscal 2008, as compared to fiscal 2007, was due to increased Professional Services revenue as a result of increased demand for High Performance Computing (HPC), data management and specialized identity management projects. Additionally, we experienced an increased demand for consolidation and virtualization services which use software applications to divide one physical server into multiple isolated environments creating greater efficiency in the use of servers. Increases in Educational Services revenue were primarily due to continued Solaris adoption and the related training needs.

Net Revenues by Geographic Area

For the fiscal year ended June 30,

(dollars in millions)

	2009	Change $	Change %	2008	Change $	Change %	2007
North America	$4,559	$(1,038)	(18.5)%	$5,597	$(367)	(6.2)%	$5,964
Percentage of net revenues	39.8%		(0.5) pts	40.3%		(2.7) pts	43.0%
International revenues:
Europe	$3,763	$(868)	(18.7)%	$4,631	$182	(4.1)%	$4,449
Percentage of net revenues	32.9%		(0.5) pts	33.4%		1.3 pts	32.1%
Emerging Markets Region	$1,794	$(175)	(8.9)%	$1,969	$239	13.80%	$1,730
Percentage of net revenues	15.7%		1.5 pts	14.2%		1.7 pts	12.5%
APAC (Asia, Australia and New Zealand)	$1,333	$(350)	(20.8)%	$1,683	$(47)	(2.7)%	$1,730
Percentage of net revenues	11.6%		(0.5) pts	12.1%		(0.4) pts	12.5%
Total international revenues	$6,890	$(1,393)	(16.8)%	$8,283	$374	4.7%	$7,909
Percentage of net revenues	60.2%		0.3 pts	59.7%		3.3 pts	57.0%
Total net revenues	$11,449	$(2,431)	(17.5)%	$13,880	$7	0.1%	$13,873

United States (U.S.)

(dollars in millions)

	2009	Change $	Change %	2008	Change $	Change %	2007
U.S.	$4,253	$(945)	(18.2)%	$5,198	$(443)	(7.9)%	$5,641

The decrease in U.S. revenue during fiscal 2009, as compared to fiscal 2008, was primarily due to decreased sales of our enterprise and volume Server Products, enterprise storage arrays and our Services. Enterprise and volume Server Product sales decreased primarily due to weak economic conditions, which caused our customers to scale back or defer projects. We continue to see a decline in investments for IT in our financial services, communications and government server markets. Enterprise storage array and tape sales declined due to competitive pressures which led to aggressive discounting. These declines were offset by increased sales of our open storage products and our CMT servers. The decrease in Services sales was primarily attributable to the declining Systems installed base, delays in service contract renewals, increased discounting due to competitive pressures and a reduction in consolidation and customized products.

The decrease in U.S. net revenue during fiscal 2008, as compared to fiscal 2007, was primarily due to decreased sales of our Server and Storage Products, decreased sales of our Services and a change to certain distributor programs under which we are no longer able to meet certain criteria for revenue recognition at the time of sale in to our distributors. Decreased sales of Server Products were due to decreased sales of our traditional SPARC volume products, data center and mid-range enterprise server products and x64-based rack Server Products. Decreased sales of our traditional volume SPARC-based Server Products were primarily due to reduced customer demand as products are near their EOL. Decreased sales of our data center and mid-range Server Products were due to a partial shift to volume products and certain products nearing their EOL. Decreased sales of our x64-based rack Server Products were primarily due to the delayed introduction of AMD quad core based products. These decreases were partially offset by increased sales of our CMT-based SPARC volume Server Products and blade Server Products. Increased sales of our CMT volume Server Products and our blade Server Products were the result of continued acceptance of our products based on the UltraSPARC T2 plus processor. Decreased sales of our Storage Products were due to decreased sales of our enterprise and entry level disk products and decreased sales of our enterprise tape drive products due to weak demand in the first half of fiscal 2008 for these products. These decreases were partially offset by increased sales of tape media due to increases in our installed base. We experienced decreased Services revenue primarily due to a decrease in Support Services revenue. Decreased Support Services revenue was due to an increasingly competitive environment, particularly within the telecommunications sector due to recent acquisition and consolidation activity within the sector and increased competitive pressures.

International Revenues

The following table sets forth net revenues in geographic markets contributing significantly to changes in international net revenues during the last three fiscal years ended June 30:

(dollars in millions)

	2009	Change $	Change %	2008	Change $	Change %	2007
Emerging Markets(1)	$1,794	$(175)	(8.9)%	$1,969	$239	13.8%	$1,730
Central and North EMEA(CNE)(2)	$1,038	$(211)	(16.9)%	$1,249	$146	13.2%	$1,103
United Kingdom	$818	$(337)	(29.2)%	$1,155	$25	2.2%	$1,130
Germany	$872	$(121)	(12.2)%	$993	$—	0.0%	$993

(1)	Emerging Markets consists primarily of China, India, Russia, Brazil, Mexico and United Arab Emirates (UAE).
(2)	CNE consists primarily of Sweden, Switzerland, the Netherlands, and Belgium. Revenues in fiscal 2007 have been adjusted to reflect a change in the composition of countries that make up CNE.

Emerging Markets

The decrease in revenue for most of the countries in our Emerging Markets during fiscal 2009, as compared to fiscal 2008, was primarily due to decreased sales of certain enterprise and volume servers and our tape and storage array products. These declines were primarily a result of the reduction in customer projects due to the economic downturn. Revenue was also affected by the unfavorable impact of changes in foreign currency exchange rates. These decreases were offset by increased sales of our Support and Professional Services due to infrastructure buildouts and the demand for traditional Support Services.

The increase in revenue during fiscal 2008, as compared fiscal 2007, was primarily due to increased sales of our volume server and mid-range disc Systems products. Increased Systems sales were due to the developing infrastructure programs and strong demand from our telecommunications customers. The increase in Systems sales was partially offset by decreased sales of our enterprise server products. Our Services sales increased due to increased Professional Services sales primarily as a result of increased demand for consolidation, installation and customization projects.

CNE

CNE revenue decreased during fiscal 2009, as compared to fiscal 2008, across all parts of our business due to the challenging economic environment and the unfavorable impact of foreign currency exchange rates. Decreased sales of enterprise and volume servers and Storage Products were primarily due to the delay or cancellation of projects by customers. Services revenue decreased primarily due to discounting and customers delaying renewals.

The increase in CNE revenues during fiscal 2008, as compared to fiscal 2007, was due to increased sales of Systems Products, increased sales of Services and favorable foreign currency exchange rates. Increased sales of Systems Products were due to increased sales of data center Server Products, increased sales of CMT-based SPARC Server Products and increased sales of our blade Server Products. Increased sales of our data center Server Products were attributable to the introduction of our OPL product offering. Increased sales of our CMT volume Server Products and our blade Server Products were the result of the continued acceptance of our products based on the UltraSPARC T2 plus processor. Increased Services sales were due to increased Support Services sales. Increased Support Services sales were due to increased demand from the government and telecommunications sectors. These increases were partially offset by decreased sales of traditional volume SPARC-based Server Products. Decreased sales of our traditional volume SPARC-based Server Products were primarily due to reduced customer demand as products were near their EOL.

United Kingdom (U.K.)

The decrease in U.K. revenue during fiscal 2009, as compared to fiscal 2008, was across all parts of our business. A majority of our customers in the U.K. are in the telecommunications and financial services sectors which are both declining. Our customers in these sectors continue to be cautious, resulting in longer sales cycles or cancellations. In addition, there has been a shift in demand to lower end Systems products. Our Services performance was adversely affected by a number of contract losses and renegotiations. Services revenue is also being impacted by a shift in product mix from high end to x86 which has a much lower attach rate. Revenue was also impacted by unfavorable changes in foreign currency exchange rates.

The increase in U.K. revenues during fiscal 2008, as compared to fiscal 2007, was primarily due to increased sales of CMT volume server products, increased sales of data center Server Products and the benefit of favorable foreign currency exchange rates. Increased sales of our CMT volume Server Products were the result of the continued acceptance of our products based on the UltraSPARC T2 plus processor. Increased sales of our data center Server Products were primarily attributable to the introduction of our OPL product offering. These increases were partially offset by decreased sales of traditional volume SPARC-based server products due to reduced customer demand as products were near their EOL. We experienced declines in Support Services sales due to decreased spending on services within the governmental and financial services sectors.

Germany

The decrease in Germany revenue during fiscal 2009, as compared to fiscal 2008, was primarily due to decreased sales of enterprise servers, Services and the unfavorable impact of foreign currency exchange rates. Enterprise server revenue decreased primarily due to project delays or cancellations due to the economic downturn. Support Services revenue decreased due to discounting and erosion of the installed base. Decreases in enterprise servers and Support Services revenue were partially offset by increased sales of our enterprise libraries and increased Professional Service sales.

Revenues in Germany were unchanged during fiscal 2008, as compared to fiscal 2007. Increased Systems product sales and the benefit of favorable foreign currency exchange rates were offset by decreased Services revenue. Increased Systems product sales were a result of increased sales of our data center enterprise server products and our Netra Server Products. Increased sales of our data center Server Products were primarily attributable to the introduction of our OPL product offering. Increased Netra Server Product sales were primarily due to increased demand within the telecommunications sector. Decreased Services sales were primarily due to decreased Professional Services sales due to decreased demand from the financial services sector.

Gross Margin

For the fiscal year ended June 30,

(dollars in millions)

	2009	Change $	Change %	2008	Change $	Change %	2007
Systems products gross margin	$2,580	$(1,370)	(34.7)%	$3,950	$(10)	(0.3)%	$3,960
Percentage of Systems products net revenue	38.5%		(7.3) pts	45.8%		0.7 pts	45.1%
Services gross margin	$2,151	$(354)	(14.1)%	$2,505	$200	8.7%	$2,305
Percentage of Services net revenue	45.3%		(2.3) pts	47.6%		2.4 pts	45.2%
Total gross margin	$4,731	$(1,724)	(26.7)%	$6,455	$190	3.0%	$6,265
Percentage of net revenues	41.3%		(5.2) pts	46.5%		1.3 pts	45.2%

Systems Gross Margin

Systems products gross margin percentage is influenced by numerous factors including product volume and mix, pricing, geographic mix, foreign currency exchange rates, the mix between sales to resellers and end-users, third-party costs (including both raw material and manufacturing costs), warranty costs and charges related to excess and obsolete inventory. Many of these factors influence, or are interrelated with, other factors. As a result, it is difficult to precisely quantify the impact of each item individually. Accordingly, the following quantification of the reasons for the change in the Systems products gross margin percentage is an estimate only.

During fiscal 2009, as compared to fiscal 2008, Systems products gross margin decreased approximately seven percentage points primarily due to: pricing and discounting actions of six percentage points and unfavorable changes in sales mix and volume of five percentage points. Unfavorable margin impacts associated with pricing and discounting were due to increased competitive pressure. Unfavorable volume and mix variances were primarily due to decreased sales of our higher-end Systems products as a percentage of total sales. These unfavorable impacts to gross margin were partially offset by a four percentage point increase associated with material cost savings.

Systems products gross margin increased by approximately one percentage point during fiscal 2008, as compared to fiscal 2007. Decreasing material costs and our supply chain restructuring efforts combined to increase gross margin by approximately ten percentage points. Offsetting this increase was the impact of pricing and discounting actions by approximately nine percentage points.

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

During fiscal 2009, as compared to fiscal 2008, Services gross margin decreased by approximately two percentage points. The decrease in gross margin was primarily due to a four percentage point decrease associated with unfavorable changes in sales mix and volume. This decrease was partially offset by a two percentage point increase due to improved delivery efficiencies and lower services costs.

Services gross margin increased by approximately two percentage points during fiscal 2008, as compared to fiscal 2007. Cost savings associated with better utilization rates and decreased costs associated with compensation benefited gross margin by approximately three percentage points. This increase was partially offset by unfavorable changes in services mix of approximately one percentage point.

Operating Expenses

For the fiscal year ended June 30,

(dollars in millions)

	2009	Change $	Change %	2008	Change $	Change %	2007
Research and development	$1,648	$(186)	(10.1)%	$1,834	$(174)	(8.7)%	$2,008
Percentage of net revenues	14.4%		1.2 pts	13.2%		(1.3) pts	14.5%
Selling, general and administrative	$3,461	$(494)	(12.5)%	$3,955	$104	2.7%	$3,851
Percentage of net revenues	30.2%		1.7 pts	28.5%		0.7 pts	27.8%
Restructuring charges	$395	$132	50.2%	$263	$166	171.1%	$97
Percentage of net revenues	3.5%		1.6 pts	1.9%		1.2 pts	0.7%
Impairment of goodwill and intangible assets	$1,460	$1,460	—	$—	$—	—	$—
Percentage of net revenues	12.8%		12.8pts	—	—	—	—
Purchased in-process research and development	$3	$(28)	—	$31	$31	—	$—
Percentage of net revenues	—		(0.2) pts	0.2%		0.2 pts	—
Total operating expenses	$6,967	$884	14.5%	$6,083	$127	2.1%	$5,956
*N/M — Not meaningful

Research and Development Expenses (R&D Expenses)

R&D expenses decreased during fiscal 2009, as compared with fiscal 2008, primarily due to the decreases in performance-based compensation, lower compensation and benefits resulting from head count reductions, and favorable impacts of foreign currency exchange rates. Lower prototype expenses also contributed to the decline.

During fiscal 2008, as compared to fiscal 2007, R&D expenses decreased primarily due to decrease in compensation and benefit expenses, including incentive based compensation, a decrease in prototype expenses associated with a new product introductions and decreases in depreciation expense. These decreases were partially offset by an increase in expenses from outside service providers.

Selling, General and Administrative Expenses (SG&A Expenses)

SG&A expenses decreased during fiscal 2009, as compared to fiscal 2008, primarily due to lower compensation and benefits from head count reductions, decreases in performance-based compensation and favorable impacts of foreign currency exchange rates.

The increase to SG&A expenses during fiscal 2008, as compared to fiscal 2007, was primarily due to increased compensation and benefits expenses, increased marketing expenses and increased expenses associated with outside services and travel. The increase in SG&A was primarily a result of increased compensation and benefit expenses associated with additional sales employees added to our high sales growth regions and additional employees from our recent acquisitions, increased marketing expenses associated with equipment placement programs, increased service provider expenses and increased travel expenses associated with our multi-year internal systems implementation effort. We experienced increased facilities and occupancy expense and expenses related to a legal settlement. These increases were partially offset by a decrease in depreciation expenses.

We are continuing to focus our efforts on achieving additional operating efficiencies by reviewing and improving upon our existing business processes and cost structure.

Restructuring and Related Impairment of Long-lived Assets

During fiscal 2009, we continued implementation of previous restructuring plans in addition to the implementation of our phase IX plan in order to reduce our cost structure, which included reductions of our workforce. As a result of this and prior restructurings, restructuring and related impairment of long-lived assets charges for fiscal 2009, was $395 million. For further details, refer to Note 8 of our Consolidated Financial Statements.

Impairment of Goodwill

During our fiscal quarter ended September 28, 2008, based on a combination of factors, including the current economic environment, our operating results, and a sustained decline in our market capitalization, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis. Because we concluded that an impairment loss was probable and was reasonably estimable, we recorded a $1,445 million non-cash goodwill impairment charge during the first quarter of fiscal 2009. We finalized our analysis in the second quarter of fiscal 2009 and concluded that no further adjustment was necessary. See Item 1A, “Risk Factors” above for more details.

Gain on Equity Investments, Net

For the fiscal year ended June 30,

(dollars in millions)

	2009	Change $	Change %	2008	Change $	Change %	2007
Gain on equity investments, net	$8	$(24)	(75)%	$32	$26	433.3%	$6

In fiscal 2009, we recognized a net gain of $8 million on the sale of our equity investments, which primarily consisted of approximately $6 million in gains on the sale of certain equity securities in public companies, $5 million in gains on the sale of certain private investments offset by $5 million of impairments on certain public and private investments.

In fiscal 2008, our gain on equity investments, net, of $32 million, was comprised of approximately $13 million in gains on the sale of certain marketable equity investments in publicly held companies and $19 million in gains from private company investments.

As of June 30, 2009, our equity investment portfolio of $42 million consisted of $11 million in marketable equity securities, $18 million in equity investments in privately-held companies and $13 million in investments in venture capital funds and joint ventures. The ongoing valuation of our investment portfolio may be subject to fluctuations based on whether we participate in additional investment activity or as a result of the occurrence of events outside of our control.

Interest and Other Income (Expense), Net

For the fiscal year ended June 30,

(dollars in millions)

	2009	Change $	Change %	2008	Change $	Change %	2007
Interest and other income (expense), net	$(2)	$(163)	(101.2)	$161	$(53)	(24.8)	$214

The decrease in interest and other income (expense), net, during fiscal 2009, as compared to fiscal 2008, was primarily due to lower interest rates and a lower average cash balance in fiscal 2009. In addition, during fiscal 2009, we recorded impairment charges associated with our debt investment securities of approximately $28 million.

The decrease in interest income (expense), net, during fiscal 2008, as compared to fiscal 2007, was primarily due to lower interest rates and a lower average cash balance in fiscal 2008 resulting from the use of $2.76 billion of our cash for our stock repurchase program and the use of $797 million of cash to purchase MySQL in fiscal 2008.

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

Income Taxes

For the fiscal year ended June 30,

(dollars in millions)

	2009	Change	2008	Change	2007
Provision for (benefit from) income taxes	$51	$(156)	$207	$97	$110

During fiscal 2009, we recorded a tax expense of $51 million which was primarily related to taxes due on income generated in our foreign tax jurisdictions. The tax expense is net of a tax benefit of $13 million resulting from the enactment of legislation which provided that taxpayers may elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of its unused alternative minimum tax and research credits. The Housing and Economic Recovery Act of 2008, which was signed by the President of the United States on July 30, 2008, applied to certain property additions from April 1, 2008 through December 31, 2008. On February 17, 2009, the American Recovery and Reinvestment Tax Act of 2009 was enacted which extended the period for eligible property additions for another year through December 31, 2009.

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

During fiscal 2007, we recorded a tax expense of $110 million which was primarily related to taxes due on income generated in our foreign tax jurisdictions. The foreign tax expense is net of a benefit of $14 million recorded for the reduction in accrued withholding taxes on unremitted foreign earnings as a result of restructuring of certain European subsidiaries as well as a benefit of $13 million due to a tax law change in Germany. The U.S. tax benefit reflects a benefit of $54 million primarily relating to the settlement of the Internal Revenue Service income tax audit for fiscal 2001 and 2002, and a benefit associated with adjusting estimated amounts to actual liabilities resulting from the filing of the fiscal year 2006 U.S. tax return. This U.S. benefit was offset by the utilization of acquisition net operating losses, increases to various tax reserves, and foreign withholding taxes.

U.S. income taxes have been provided on all undistributed earnings of our foreign subsidiaries. As of June 30, 2009, there are no earnings that are considered to be permanently invested in operations outside of the U.S. However, we may elect to permanently invest in operations outside of the U.S. in the future.

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Cash generated by operations is used as our primary source of liquidity. As of June 30, 2009, our investment portfolio was valued at approximately $3.1 billion which consisted of cash and cash equivalents, fixed-income assets, and short- and long-term investments. Exclusive of cash equivalents, approximately 88% of all our investments in debt instrument securities are rated AA/AA2 or better by Standard & Poors (S&P) or Moody’s. As of June 30, 2009, approximately 83% of our portfolio excluding cash had a remaining maturity of less than one year.

Approximately 16% of our investment portfolio, excluding cash and cash equivalents, contains asset-backed securities. Approximately 77% of our investments in asset-backed securities were rated AAA by S&P or Moody’s, and the expected weighted average remaining maturity was greater than two years. Our portfolio has the following categories of asset backed securities as of June 30, 2009 (dollars in millions):

Asset Backed Securities
Mortgages	$98
Autos	$50
Credit Cards	$36
Large Equipment	$2
Other Asset Backed Securities	$9

$195

As of and for the fiscal year ended June 30,

(dollars in millions)

	2009	Change	2008	Change	2007
Cash and cash equivalents	$1,876	$(396)	$2,272	$(1,348)	$3,620
Marketable debt securities	1,185	147	1,038	(1,284)	2,322

Total cash, cash equivalents and marketable debt securities	$3,061	$(249)	$3,310	$(2,632)	$5,942

Percentage of total assets	27.3%	(4.2) pts	23.1%	(14.4) pts	37.5%
Cash provided by operating activities	$457	$(872)	$1,329	$371	$958
Cash used in investing activities	(707)	(641)	(66)	1,011	(1,077)
Cash provided by (used in) financing activities	(95)	2,516	(2,611)	(2,781)	170
Effects of changes in exchange rates on cash and cash equivalents	(51)	(51)	—		—

Net increase (decrease) in cash and cash equivalents	$(396)	$952	$(1,348)	$(1,399)	$51

Changes in Cash Flow

During fiscal 2009, our cash from operating activities was significantly impacted by the following:

•

A net loss of $2,234 million, which was offset by non-cash charges of approximately $2,421 million, which primarily included goodwill and intangible impairment charges of $1,460 million, depreciation and amortization of $474 million, amortization of acquisition-related intangible assets of $296 million and stock-based compensation of $192 million; and

•

Changes in cash from operating assets and liabilities of $270 million was primarily due to collections of accounts receivable of $757 million, and the change in prepaids and other assets of $140 million, which was partially offset by payments of accounts payable and other liabilities of $740 million.

During fiscal 2009, our cash used in investing activities of $707 million was primarily attributable to purchases of marketable debt securities of $1,813 million and purchases of property, plant and equipment, net, of $466 million. This use of cash was partially offset by cash provided by the proceeds from sales and maturities of marketable debt securities of $1,638 million. Cash used in financing activities of $95 million was primarily attributable to $130 million paid to purchase stock under our stock repurchase programs.

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

For the quarter ended June 30,

(dollars in millions)

	2009	Change	2008	Change	2007
Days sales outstanding (DSO)(1)	77	5	72	2	70
Days of supply in inventory (DOS)(2)	33	4	29	6	23
Days payable outstanding (DPO)(3)	(59)	—	(59)	2	(61)

Cash conversion cycle	51	9	42	10	32

Inventory turns-products only	6.6	(1.2)	7.8	(1.2)	9.0

(1)	DSO measures the number of days it takes, based on a 90-day average, to turn our receivables into cash.
(2)	DOS measures the number of days it takes, based on a 90-day average, to sell our inventory.
(3)	DPO measures the number of days it takes, based on a 90-day average, to pay the balances of our accounts payable.

The cash conversion cycle is the duration between the purchase of inventories and services and the collection of the cash for the sale of our Systems products and Services and is a quarterly metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of DSO added to DOS, reduced by DPO. Inventory turns is annualized and represents the number of times product inventory is replenished during the year.

At the end of fiscal 2009, DSO negatively impacted our cash conversion cycle by five days primarily due to the timing of billings. DOS negatively impacted our cash conversion cycle by four days primarily due to an increase in deferred cost of goods sold associated with non-standard deals and fair value issues.

For fiscal 2008, DOS negatively impacted our cash conversion cycle by six days primarily due to an increase in inventory associated with the introduction of certain distributor programs for which the criteria for revenue recognition could not be satisfied and due to an increase in inventory designed to ensure product availability and rapid delivery to customers.

Contractual Obligations and Contingencies

The following table summarizes our contractual obligations at June 30, 2009 (in millions):

Contractual Obligations	Total	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 4-5 Years	Payments Due After 5 Years
Senior Notes	$550	$550	$—	$—	$—
Convertible Notes	700	—	350	350	—
Non-cancelable operating leases	678	179	250	129	120
Purchasing and manufacturing commitments(1)	444	444	—	—	—
IT outsourced services commitments(2)	18	18	—	—	—
Interest on Senior and Convertible Notes	27	10	10	6	1
Defined benefit plans	145	10	25	24	86
Asset retirement obligations(3)	36	5	22	3	6
Other obligations(4)	—	—	—	—	—

Total contractual obligations	$2,598	$1,216	$657	$512	$213

(1)	We estimate that these contractual obligations are due in less than one year from June 30, 2009. This amount does not include contractual obligations recorded on our balance sheet as current liabilities.

(2)	Represents certain outsourced services where we would incur a penalty if the agreement was canceled prior to a contractual minimum term.
(3)	These obligations arise from leased facilities where we have contractual commitments to remove leasehold improvements and return the property to a specified condition when the lease terminates.
(4)	Other obligations include uncertain tax positions. We are unable to reliably estimate the timing of future payments of $94 million of uncertain tax positions and therefore these have been excluded from the table.

Capital Commitments

Restructuring activities

As part of the restructuring announced in November 2008, we expect to incur between $500 to $600 million in severance and benefit costs. These costs are expected to be incurred through the end of fiscal 2010. For further details, refer to Note 8 of our Consolidated Financial Statements.

Restricted Cash

As part of our service-based sales arrangement involving a governmental institution in Mexico, we were required to maintain certain guarantee bonds. The total amount of the bonds was approximately $41 million. In fiscal 2008, a security deposit of $41 million was returned to us and replaced with a cash secured letter of credit of $21 million. The deposit of $21 million used to secure the letter of credit is classified as Other non-current assets, net, in our June 30, 2009, Consolidated Balance Sheet.

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

Financing Arrangements

In August 1999, we issued $1.5 billion of unsecured senior debt securities in four tranches (the Senior Notes) of which $550 million was due on August 15, 2009 and bears interest at 7.65%. Interest on the Senior Notes is payable semi-annually. We may redeem all or any part of the Senior Notes at any time at a price equal to 100% of the principal plus accrued and unpaid interest in addition to an amount determined by a quotation agent, representing the present value of the remaining scheduled payments. The Senior Notes are subject to compliance with certain covenants that do not contain financial ratios. We are currently in compliance with these covenants. In addition, we also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest associated with the Senior Notes effectively becomes variable. Our Board of Directors has authorized our management to repurchase Senior Note debt from time to time in partial or in full branches based on availability of cash and market conditions. As of June 30, 2009, we have not repurchased any debt.

On August 17, 2009, we repaid the last tranche of our Senior Notes plus accrued interest. In addition, the related interest rate swap was settled.

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

During fiscal quarter ended September 28, 2008, we repurchased approximately 15 million shares, or $130 million of our common stock, under these authorizations. There were no shares repurchased in the second, third or fourth quarter of fiscal 2009 under the July 2008 repurchase authorization and as of June 30, 2009, approximately $906 million remained available under this repurchase authorization. See Note 13 of our Consolidated Financial Statements.

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

In September 2004, private plaintiffs known as “relators” filed an action against us on behalf of the government of the United States in the United States District Court for the District of Arkansas alleging that certain rebates, discounts and other payments or benefits provided by us to our resellers and technology integrators constitute “kickbacks” in violation of the federal Anti-Kickback Act, because such benefits allegedly should have been disclosed to and/or passed on to the government. That action was filed under seal, and the complaint was not unsealed until April 2007. Later in fiscal 2005, the General Services Administration (GSA) began auditing our records under the agreements it had with us at that time. The GSA’s auditors alleged that we failed to provide agreed-upon discounts in accordance with the contracts’ “price reduction clauses” and further alleged that certain pricing disclosures made by us to the GSA were substantially incomplete, false or misleading, resulting in defective pricing. In April 2007, the United States Department of Justice filed a complaint intervening in the lawsuit in Arkansas described above. The government’s complaint includes claims related to both the “kickback” claims in the relators’ original complaint and other claims related to the GSA audit described above, including claims under the federal False Claims Act, breach of contract, and other related claims. The government’s complaint does not identify the amount of damages it claims or intends to claim. The parties continue to discuss the nature of the government’s current and potential claims on our GSA and other government sales. If this matter proceeds to trial, possible sanctions include an award of damages, including treble damages, fines, penalties and other sanctions, up to and including suspension or debarment from sales to the federal government. Although we are interested in pursuing an amicable resolution, we intend to present a vigorous factual and legal defense throughout the course of these proceedings. As required by SFAS 5, we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and such amounts are reflected in other non-current obligations in our Consolidated Financial Statements. Litigation is inherently unpredictable and it is difficult to predict the outcome of particular matters with reasonable certainty and, therefore, the actual amount of any loss may prove to be larger or smaller than the amounts reflected in our Consolidated Financial Statements.

Off-Balance-Sheet Arrangements

As of June 30, 2009, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents in subsidiaries for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. At June 30, 2009, our cash and cash equivalents balance was $1.9 billion. Our remaining investments of $1.2 billion were held in marketable debt securities. Our cash equivalents and marketable debt securities position at June 30, 2009, was approximately $3.1 billion.

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

The fair value of our Level 1 financial assets is based on quoted market prices of the identical underlying security and generally include cash, money market funds and United States Treasury securities with quoted prices in active markets. Determining fair value for Level 1 instruments generally does not require significant management judgment, and the estimation is not difficult. The fair value of our Level 2 financial assets is based on observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency and generally include United States government agency debt securities, corporate notes/bonds, certificates of deposit and derivative instruments. These Level 2 instruments require more management judgment and subjectivity compared to Level 1 instruments which include determining which instruments are most similar to the instrument being priced, determining whether the market is active and determining which model-derived valuations are to be used when calculating fair value. We perform our analysis with the assistance of pricing services. We do not hold any Level 3 instruments.

In accordance with SFAS 159 which we adopted on July 1, 2008, we evaluated our existing eligible financial assets and liabilities and elected not to adopt the fair value option for any eligible items during fiscal 2009. However, because the SFAS 159 election is based on an instrument-by-instrument election at the time we first recognize an eligible item or enter into an eligible firm commitment, we may decide to exercise the option on new items when business reasons support doing so in the future.

Impairment of Debt Investment Securities

We review our investment portfolio regularly for impairment. A security is considered impaired when its fair value is less than its amortized cost basis. If we intend to sell an impaired debt security or it is more likely than not that we will be required to sell it prior to recovery of its amortized cost basis, OTTI (other-than-temporary impairment) is deemed to have occurred. In these instances, the OTTI loss is recognized in earnings equal to the entire difference between the debt security’s amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell an impaired debt security and it is not more likely than not that we will be required to sell it prior to recovery of its amortized cost basis, we assess whether we will recover security’s amortized cost basis. If we conclude we will not, a credit loss exists and the security’s impairment is separated into:

•	The amount representing the credit loss, which is recognized in earnings as OTTI, and

•	The amount related to all other factors, which is recognized in other comprehensive income.

As part of this assessment we consider various characteristics of each security including, but not limited to: the length of time and the extent to which the fair value has been less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or a geographic area; the payment structure of the debt security; failure of the issuer of the security to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency and related outlook or status; recoveries or additional declines in fair value subsequent to the balance sheet date. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.

Should the actual credit loss related impairment differ from our estimates, the amount of the investment impairment charges and their timing could be materially impacted.

Impairment of Marketable and Non-Marketable Equity Securities

We periodically review our marketable equity securities, as well as our non-marketable equity securities for impairment. If we conclude that any of these investments are impaired, we determine whether such impairment is “other-than-temporary”. Factors we consider to make such a determination include the duration and severity of the impairment, as well as the reason for the decline in value and the potential recovery period. If any impairment is considered “other-than-temporary,” we will write down the asset to its fair value and take a corresponding charge to our Consolidated Statement of Operations.

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

SFAS 144 is the authoritative standard on the accounting for the impairment of other long-lived assets. In accordance with SFAS 144 and our internal accounting policy, we perform tests for impairment of intangible long-lived assets semi-annually and whenever events or circumstances suggest that other long-lived assets may be impaired. This analysis differs from our goodwill analysis in that an impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset (or assets) are less than the carrying value of the asset (or assets) we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value. We typically estimate the fair value of long- lived assets using the income approach.

As of June 30, 2009, we had a goodwill balance of $1,743 million. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting units with recognized goodwill for the purposes of our annual or periodic analysis, we make estimates and judgments about the future cash flows of these reporting units, including estimated growth rates and assumptions about the economic environment. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units over their estimated remaining useful lives. In addition, we make certain judgments about allocating shared assets such as accounts receivable and property and equipment to the balance sheet for those reporting units. We also consider our market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date we perform the analysis. As a result, several factors could result in impairment of a material amount of our $1,743 million goodwill balance in future periods, including, but not limited to:

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

Failure to achieve our forecasted operating results, due to further weakness in the economic environment or other factors, could result in impairment of a significant amount of our long-lived intangible or tangible assets. As of June 30, 2009, we had $269 million of long-lived intangible assets and $1,616 million of long-lived tangible assets.

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

We recognize revenue as work progresses on fixed price Professional Services contracts when we can reliably evaluate progress to completion. We perform periodic analysis of these contracts in order to determine if the applicable estimates regarding total revenue, total cost and the extent of progress toward completion require revision. For fixed price Professional Services contracts, when the current estimates of total contract revenue and contract cost indicate a loss, the estimated loss is recognized in the period the loss becomes evident. Changes in assumptions underlying these estimates and costs could materially impact the timing of revenue recognition and loss recognition.

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

As required by Statement 123(R), we recognize stock-based compensation expense for share-based payments issued or assumed after June 1, 2006 that are expected to vest. For all share-based payments granted or assumed beginning June 1, 2006, we recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years. The fair value of the unvested portion of share-based payments granted prior to June 1, 2006 is recognized over the remaining service period using the straight-line method, net of estimated forfeitures. In determining whether an award is expected to vest, we use an estimated, forward-looking forfeiture rate based upon our historical forfeiture rates. Stock-based compensation expense recorded using an estimated forfeiture rate is updated for actual forfeitures quarterly. We also consider on an annual basis whether there have been any significant changes in facts and circumstances that would affect our forfeiture rate.

We estimate the fair value of employee stock options using a Black-Scholes valuation model. The fair value of an award is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options. The risk-free interest rate assumption we use is based upon United States treasury interest rates appropriate for the expected life of the awards. We use the combination of historical volatility of our stock and implied volatility of our publicly traded, longest-term options in order to estimate future stock price trends as we believe that this combination is more representative of future stock price trends than historical or implied volatility on a stand-alone basis. In order to determine the estimated period of time that we expect employees to hold their stock options, we have used the same historical rate for all employee groups. Our expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The aforementioned inputs entered into the option valuation model we use to fair value our stock awards are subjective estimates and changes to these estimates will cause the fair value of our stock awards and related stock-based compensation expense we record to vary.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analysis performed on our financial position at June 30, 2009. Actual results may differ materially.

Interest Rate Sensitivity

Our debt investment portfolio consists primarily of fixed income instruments with an average duration of 0.19 years, 0.16 years and 0.25 years as of June 30, 2009, 2008 and 2007, respectively. The change in duration from June 30, 2009, as compared to June 30, 2008, was not significant. The decrease in the average duration of our portfolio at June 30, 2008, as compared to June 30, 2007, was due to the decision to maintain short positions in anticipation of the stock repurchase program and due to the liquidation of securities in order to repatriate $1 billion of foreign earnings. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, for example, a hypothetical 150 BPS increase in interest rates would result in an approximate $6.5 million decrease in the fair value of our investments in debt securities as of June 30, 2009, as compared with a $6 million decrease as of June 30, 2008.

We also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest payable on the Senior Notes effectively becomes variable and thus matches the shorter-term rates received from our cash and marketable securities. Accordingly, interest rate fluctuations impact the fair value of our Senior Notes outstanding, which will be offset by corresponding changes in the fair value of the swap agreements. However, by entering into these swap agreements, we have a cash flow exposure related to the risk that interest rates may increase. For example, at June 30, 2009, a hypothetical 150 BPS increase in interest rates would result in an approximate $1 million increase in interest expense over a one-year period.

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

Based on our foreign currency exchange instruments outstanding at June 30, 2009, we estimate a maximum potential one-day loss in fair value of approximately $6 million, as compared with $2 million as of June 30, 2008, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

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

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SUN MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Fiscal Years Ended June 30,
	2009	2008	2007
Net revenues:
Products	$6,704	$8,618	$8,771
Services	4,745	5,262	5,102

Total net revenues	11,449	13,880	13,873
Cost of sales:
Cost of sales-products	4,124	4,668	4,811
Cost of sales-services	2,594	2,757	2,797

Total cost of sales	6,718	7,425	7,608

Gross margin	4,731	6,455	6,265
Operating expenses:
Research and development	1,648	1,834	2,008
Selling, general and administrative	3,461	3,955	3,851
Restructuring charges and related impairment of long-lived assets	395	263	97
Impairment of goodwill and intangible assets	1,460	—	—
Purchased in-process research and development	3	31	—

Total operating expenses	6,967	6,083	5,956

Operating income (loss)	(2,236)	372	309
Gain on equity investments, net	8	32	6
Interest and other income (expense), net	(2)	161	214
Settlement income	47	45	54

Income (loss) before income taxes	(2,183)	610	583
Provision for income taxes	51	207	110

Net income (loss)	$(2,234)	$403	$473

Net income (loss) per common share-basic	$(2.99)	$0.50	$0.54

Net income (loss) per common share-diluted	$(2.99)	$0.49	$0.52

Shares used in the calculation of net income (loss) per common share-basic	747	809	883

Shares used in the calculation of net income (loss) per common share-diluted	747	822	902

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except for par value)

	June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,876	$2,272
Short-term marketable debt securities	981	429
Accounts receivable (net of bad debt reserves of $71 and $64)(1)	2,258	3,019
Inventories	566	680
Deferred and prepaid tax assets	188	216
Prepaid expenses and other current assets, net	995	1,218

Total current assets	6,864	7,834
Property, plant and equipment, net	1,616	1,611
Long-term marketable debt securities	204	609
Goodwill	1,743	3,215
Other Acquisition-related intangible assets, net	269	565
Other non-current assets, net	536	506

	$11,232	$14,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,027	$1,387
Accrued payroll-related liabilities	573	734
Accrued liabilities and other	983	1,105
Deferred revenues	2,341	2,236
Warranty reserve	143	206
Current portion of long-term debt and short-term borrowings	554	—

Total current liabilities	5,621	5,668
Long-term debt	695	1,265
Long-term deferred revenues	635	683
Other non-current obligations	976	1,136
Stockholders’ equity:
Preferred stock ($0.001 par value, 10 shares authorized; no shares issued and outstanding)	—	—
Common stock and additional paid-in-capital ($0.001 par value, 1,800 shares authorized; issued: 901 shares and 901 shares)(1)	7,582	7,391
Treasury stock, at cost (149 shares and 149 shares)(1)	(2,569)	(2,726)
Retained earnings (accumulated deficit)	(2,055)	430
Accumulated other comprehensive income	347	493

Total stockholders’ equity	3,305	5,588

	$11,232	$14,340

(1)	As of June 30, 2009 and June 30, 2008, respectively.

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal Years Ended June 30,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(2,234)	$403	$473
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	474	476	517
Amortization of acquisition-related intangible assets	296	310	313
Stock-based compensation expense	192	214	214
Purchased in-process research and development	3	31	—
Loss (gain) on investments and other, net	30	(68)	(42)
Impairment of goodwill, intangible, and other long-lived assets	1,460	—	16
Tax provisions for employee stock plans	—	—	29
Deferred taxes	(34)	2	74
Changes in operating assets and liabilities:
Accounts receivable, net	757	(9)	(241)
Inventories	113	(148)	(6)
Prepaid and other assets	140	(165)	(191)
Accounts payable	(364)	(15)	(8)
Other liabilities	(376)	298	(190)

Net cash provided by operating activities	457	1,329	958

Cash flows from investing activities:
Decrease (increase) in restricted cash	(24)	17	(5)
Purchases of marketable debt securities	(1,813)	(1,333)	(3,088)
Proceeds from sales of marketable debt securities	508	1,550	1,335
Proceeds from maturities of marketable debt securities	1,130	1,058	725
Proceeds from sales of equity investments, net	13	32	16
Purchases of property, plant and equipment, net	(466)	(520)	(488)
Proceeds from sales of property, plant and equipment	—	79	451
Payments for acquisitions, net of cash acquired	(55)	(949)	(23)

Net cash used in investing activities	(707)	(66)	(1,077)

Cash flows from financing activities:
Purchase of common stock call options	—	—	(228)
Sale of common stock warrants	—	—	145
Proceeds from exercise of options and ESPP purchases	51	177	244
Proceeds from issuance of convertible notes, net	—	—	692
Principal payments on borrowings and other obligations	(16)	(24)	(483)
Purchases of common stock under stock repurchase plans	(130)	(2,764)	(200)

Net cash provided by (used in) financing activities	(95)	(2,611)	170

Effect of changes in exchange rates on cash and cash equivalents	(51)	—	—

Net increase (decrease) in cash and cash equivalents	(396)	(1,348)	51
Cash and cash equivalents, beginning of year	2,272	3,620	3,569

Cash and cash equivalents, end of year	$1,876	$2,272	$3,620

Supplemental Disclosures of Cash Flow Information:
Interest Paid (net of interest received from swap agreements of $23, $8 and $13 in fiscal 2009, 2008 and 2007, respectively)	$24	$39	$48
Income taxes paid (net of refunds of $87, $91 and $76 in fiscal 2009, 2008 and 2007, respectively)	$57	$87	$182
Supplemental schedule of non-cash investing activities:
Stock options issued in connection with the acquisitions	$—	$102	$—
Net issuance of restricted stock awards	$106	$196	$194

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock and Additional Paid-in-Capital		Treasury Stock		Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Deficit)	Income	Equity
Balances as of June 30, 2006	901	6,803	(25)	(382)	(257)	180	6,344
Net income	—	—	—	—	473	—	473
Change in unrealized gain on investments, net of taxes	—	—	—	—	—	2	2
Change in unrealized gain on derivative instruments and other, net of taxes	—	—	—	—	—	(11)	(11)
Translation adjustments	—	—	—	—	—	143	143

Total comprehensive income	—	—	—	—	—	—	607
Issuance of stock, net of repurchases	—	—	8	71	(27)	—	44
Purchases of Convertible Notes call options	—	(228)	—	—	—	—	(228)
Issuance of Convertible Notes warrants	—	145	—	—	—	—	145
Stock based compensation	—	214	—	—	—	—	214
Tax benefit from employee stock transactions and other	—	53	—	—	—	—	53

Balances as of June 30, 2007	901	6,987	(17)	(311)	189	314	7,179
Net income	—	—	—	—	403	—	403
Change in unrealized loss on investments, net of taxes	—	—	—	—	—	(24)	(24)
Change in unrealized loss on derivative instruments and other, net of taxes	—	—	—	—	—	(4)	(4)
Change in minimum pension obligation	—	—	—	—	—	38	38
Translation adjustments	—	—	—	—	—	169	169

Total comprehensive income	—	—	—	—	—	—	582
Cumulative effect of adoption of FIN 48	—	—	—	—	9	—	9
Issuance of stock, net of repurchases	—	—	(132)	(2,415)	(171)	—	(2,586)
Issuance of common stock and assumption of stock options in connection with acquisitions	—	102	—	—	—	—	102
Stock based compensation	—	214	—	—	—	—	214
Tax benefit from employee stock transactions and other	—	88	—	—	—	—	88

Balances as of June 30, 2008	901	7,391	(149)	(2,726)	430	493	5,588
Net loss	—	—	—	—	(2,234)	—	(2,234)
Change in unrealized loss on investments, net of taxes	—	—	—	—	—	(10)	(10)
Change in unrealized gain on derivative instruments and other, net of taxes	—	—	—	—	—	2	2
Change in minimum pension obligation	—	—	—	—	—	9	9
Translation adjustments	—	—	—	—	—	(144)	(144)

Total comprehensive income	—	—	—	—	—	—	(2,377)
Cumulative effect of adoption of FSP SFAS 115-2	—	—	—	—	3	(3)	—
Issuance of stock, net of repurchases	—	—	—	157	(254)	—	(97)
Stock based compensation	—	192	—	—	—	—	192
Tax expense from employee stock transactions and other	—	(1)	—	—	—	—	(1)

Balances as of June 30, 2009	901	$7,582	(149)	$(2,569)	$(2,055)	$347	$3,305

See accompanying notes.

SUN MICROSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

On April 19, 2009, we entered into a definitive agreement (the Merger Agreement) under which Oracle Corporation (Oracle) will acquire all of our common stock, through a merger, for $9.50 per share in cash, and we will become a wholly owned subsidiary of Oracle. On July 16, 2009, our stockholders adopted the Merger Agreement at a special meeting of stockholders. On August 20, 2009, the United States Department of Justice notified us that it had approved the proposed acquisition by Oracle. The completion of the transaction is subject to receiving certain foreign regulatory approvals and various other closing conditions.

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

Cash Equivalents

Cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and remaining maturities of three months or less at the date of purchase. We classify cash with restrictions as other current or non-current assets, depending on the nature of the underlying restriction unless the restriction is short-term in nature and is for a period of less than three months. At June 30, 2009 and 2008, “Prepaid expenses and other current assets, net” included $26 million and $15 million, respectively, of restricted cash. At June 30, 2009 and 2008, “Other non-current assets, net” included $117 million and $102 million of long-term deposits and restricted cash, respectively.

Investments

We invest in marketable debt securities, marketable equity securities and other investments.

Marketable Debt Securities

On March 30, 2009, we adopted FASB Staff Position (FSP) Statement of Financial Accounting Standards (SFAS) 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” ( FSP SFAS 115-2 / SFAS 124-2). FSP SFAS 115-2 / SFAS 124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments (OTTI) for debt securities by modifying the pre-existing “intent and ability” indicator. FSP SFAS 115-2/124-2 does not amend existing recognition and measurement guidance related to OTTI of equity securities.

A security is considered impaired when its fair value is less than its amortized cost basis. Under FSP SFAS 115-2 / SFAS 124-2, OTTI is triggered when (1) an entity has the intent to sell the impaired security, (2) it is more likely than not that the entity will be required to sell the impaired security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the impaired security.

FSP SFAS 115-2 / SFAS 124-2 requires that the credit component of OTTI losses be recognized in earnings, while the noncredit component is recognized in other accumulated comprehensive income, net of related taxes. When adopting FSP SFAS 115-2 / SFAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of a previously recognized OTTI from retained earnings (accumulated deficit) to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis. As result of our adoption of FSP SFAS 115-2 / SFAS 124-2, we reclassified $3 million of the non-credit component of previously recognized OTTI from “Retained earnings (Accumulated deficit)” to “Accumulated other comprehensive income.”

Investments in marketable debt securities consist primarily of corporate notes and bonds, asset and mortgage backed securities and U.S. government notes and bonds with remaining maturities beyond three months at the date of purchase. Short-term investments are marketable debt securities with maturities of one year or less from the balance sheet date (except cash equivalents), while long-term investments represent all other marketable debt securities. All marketable debt securities are held in our name and deposited with one major financial institution. Our policy is to protect the value of our investment portfolio and minimize principal risk by earning returns based on current interest rates. We only invest in marketable debt securities with a minimum rating of BBB- or above from a nationally recognized credit rating agency at the time of purchase. At June 30, 2009 and 2008, all of our marketable debt securities were classified as available-for-sale and were carried at fair market value. The unrealized gains (losses) on available-for-sale securities, excluding the credit component, net of taxes, are recorded in “Accumulated other comprehensive income” in the Consolidated Statements of Stockholders’ Equity. See Note 3 for further detail.

We review our investment portfolio regularly for impairment. A security is considered impaired when its fair value is less than its amortized cost basis. If we intend to sell an impaired debt security or it is more likely than not that we will be required to sell it prior to recovery of its amortized cost basis, OTTI is deemed to have occurred. In these instances, the OTTI loss is recognized in earnings equal to the entire difference between the debt security’s amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell an impaired debt security and it is not more likely than not that we will be required to sell it prior to recovery of its amortized cost basis, we assess whether we will recover the security’s amortized cost basis. If we conclude we will not, a credit loss exists and the security’s impairment is separated into:

The amount representing the credit loss, which is recognized in earnings as OTTI, and

The amount related to all other factors, which is recognized in other comprehensive income.

As part of this assessment we consider various characteristics of each security including, but not limited to: the length of time and the extent to which the fair value has been less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or a geographic area; the payment structure of the debt security; failure of the issuer of the security to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency and related outlook or status; recoveries or additional declines in fair value subsequent to the balance sheet date. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.

Marketable Equity Securities

Investments in marketable equity securities consist of equity holdings in public companies. Marketable equity securities are initially recorded at fair value upon acquisition and are classified as available-for-sale when there are no restrictions on our ability to liquidate such securities within 12 months. Fair value is determined using quoted market prices for those securities. Investments in marketable equity securities were $11 million and $21 million at June 30, 2009 and 2008, respectively. At June 30, 2009, all marketable equity investments were classified as available-for-sale and are included in “Other non-current assets, net” in the Consolidated Balance Sheets. Changes in the fair value of these securities are recognized in “Accumulated Other Comprehensive Income,” in the Consolidated Statements of Stockholders’ Equity. Net Unrealized gains on marketable equity securities were $0 million, $7 million and $13 million at June 30, 2009, 2008 and 2007, respectively. Marketable equity securities at June 30, 2009 and 2008 were (in millions):

	Adjusted Cost	Unrealized Gains	Fair Value
Fiscal 2009 Marketable equity securities	$11	$—	$11

Fiscal 2008 Marketable equity securities	$14	$7	$21

Realized gains on sales of marketable equity securities were $6 million, $13 million and $0 million in fiscal 2009, 2008 and 2007, respectively and are recognized in “Gain on equity investments, net” in the Consolidated Statements of Operations. In addition, we review all marketable equity securities for other than temporary declines in fair value. In doing so, we evaluate the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the portfolio company and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. We consider circumstances where, as of the end of any quarter, the carrying value of a marketable equity security has been greater than its market value for the last six consecutive months, to be de-facto evidence of other than temporary impairment. We perform our evaluation of other than temporary impairment on a quarterly basis. Based on our evaluation, if a security is considered to be other than temporarily impaired, an impairment charge is recognized in “Gain on equity investments, net” in the Consolidated Statements of Operations. Impairments of marketable equity securities were not significant in fiscal 2009. There was no impairment charge recorded in fiscal 2008 or 2007.

Other Investments

Other investments include equity investments in privately-held companies that develop products, markets and services that are strategic to us, investments in venture capital funds and other joint ventures, securities lent under our securities lending program and the cash surrender value of life insurance policies.

Our equity investments in privately-held companies are generally made in connection with a round of financing with other third-party investors. As our investments in privately-held companies do not permit us to exert significant influence or control over the entity in which we are investing, the recorded amounts generally represent our cost of the investment less any adjustments we make when we determine that an investment’s carrying value is other-than-temporarily impaired. These investments totaled $18 million and $19 million at June 30, 2009 and 2008, respectively, and were included in “Other non-current assets, net” in the Consolidated Balance Sheets.

The process of assessing whether a particular equity investment’s fair value is less than its carrying cost requires a significant amount of judgment due to the lack of a mature and stable public market for these securities. In making this judgment among other factors, we consider the investee’s most recent financial results, cash position, recent cash flow data, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management or ownership changes and competition. This process is based primarily on information that we request and receive from these privately-held companies and is performed on a quarterly basis. Although we evaluate all of our privately-held equity investments for impairment based on the criteria established above, each investment’s fair value is only estimated when events or changes in circumstances have occurred that may have a significant effect on its fair value (because the fair value of each investment is not readily determinable). Where these factors indicate that the equity investment’s fair value is less than its carrying cost and where we consider such reduction in value to be other than temporary, we record an impairment charge to reduce such equity investment to its estimated fair value. We recognized gains on sales, net of impairment charges, related to our investments in privately-held companies of $0 million, $19 million and $3 million for fiscal 2009, 2008 and 2007, respectively, which was reflected in “Gain on equity investments, net”.

Investments in venture capital funds and other joint ventures totaled $13 million and $14 million at June 30, 2009 and 2008, respectively, and were accounted for using the equity method of accounting and included in “Other non-current assets, net” in the Consolidated Balance Sheets. We recorded income of $2 million, $0 million and $3 million for fiscal 2009, 2008 and 2007, respectively, related to these investments which was reflected in “Gain on equity investments, net.”

From time to time, we enter into securities lending agreements with financial institutions to enhance investment income. Selected securities are loaned and are secured by collateral equal to an average of 102% of the fair market value of the securities. Collateral is in the form of cash or securities issued and our securities lending agent has provided us with counterparty indemnification in the event of borrower default. Loaned securities continue to be classified as investment assets on the Consolidated Balance Sheets. Cash collateral is recorded as an asset with a corresponding liability. For lending agreements collateralized by securities, no accompanying asset or liability is recorded as we are not permitted to sell or repledge the associated collateral. The maximum amount loaned under our securities lending program in fiscal 2009 was $229 million. As of June 30, 2009, there were no outstanding securities lending transactions.

Bad Debt Reserves

We evaluate the collectibility of our accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we record allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. For the years ended June 30, 2009, 2008 and 2007, our bad debt reserve activity was as follows (in millions):

	Fiscal Years Ended June 30,
	2009	2008	2007
Beginning bad debt reserve balance	$64	$81	$81
Bad debt expense	32	10	12
Amounts written-off and other adjustments	(25)	(27)	(12)

Ending bad debt reserve balance	$71	$64	$81

Inventories

Inventories are stated at the lower of cost (first in, first out) or market (net realizable value). Inventory in-transit (included in finished goods) consists of products shipped but not recognized as revenue because they did not meet the revenue recognition criteria. We evaluate our ending inventories for estimated excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand within specific time horizons (generally six months or less). Inventories in excess of future demand are reserved. In addition, we assess the impact of changing technology on our inventory-on-hand and we write-off inventories that are considered obsolete.

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

Intangible Assets Other than Goodwill

Long-lived assets, such as property, plant and equipment and purchased identifiable intangible assets with finite lives, are evaluated for impairment semi-annually in accordance with our policy and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). We assess the recoverability of long-lived assets (other than goodwill) by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts. The amount of an impairment, if any, is calculated based on the excess of the carrying amount over the fair value of those assets.

Goodwill

We test goodwill for impairment on an annual basis (or whenever events occur which may indicate possible impairment) in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142). We perform the impairment analysis at one level below the operating segment level (see Note 15) as defined in SFAS 142. This analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists and (2) measure the amount of impairment.

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

In estimating the fair value of the businesses with recognized goodwill for the purposes of our annual or periodic analysis, we make estimates and judgments about the future cash flows of these businesses. Our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. In addition, we make certain judgments about allocating shared assets such as accounts receivable and property, plant and equipment to the estimated balance sheet for those businesses. We also consider our market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date we perform the analysis.

Capitalized Software

Costs related to internally-developed software and software purchased for internal use, which are required to be capitalized pursuant to Statement of Position (SOP) No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” are included in property, plant and equipment under machinery and equipment. As of June 30, 2009 and 2008, we had a balance of $234 million and $378 million, respectively, of capitalized software. At June 30, 2009 and 2008, we had approximately $277 million and $214 million of capitalized software that was not yet in use and, as such, was not yet being amortized. These amounts are related to our multi-year internal systems implementation effort.

Concentration of Credit Risk

Cash deposits in foreign countries of approximately $418 million are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions and we have not sustained any credit losses from instruments held at these financial institutions.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of trade receivables, marketable securities, foreign exchange contracts and interest rate instruments. The counterparties to the agreements relating to our investments, foreign exchange contracts and interest rate instruments consist of various major corporations and financial institutions with high credit standing and accordingly we do not believe there is significant risk related to non-performance by these counterparties due to credit risk. With regard to our investment portfolio, we generally limit our exposure to any investment to no more than 5% of our total portfolio excluding U.S. government and agency securities. Our trade receivables are derived primarily from sales of our products and services to end-user customers in diversified industries, as well as various resellers. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary, but generally require no collateral.

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

Items that do not meet these criteria are combined into a single unit of accounting. If there is objective and reliable evidence of fair value for all units of accounting, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values. In cases where there is objective and reliable evidence of the fair value of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), the residual method is used to allocate the arrangement consideration. For units of accounting which include more than one deliverable, we generally defer all revenue for the unit of accounting until the period in which the last undelivered item is delivered. The revenue policies described below are then applied to each unit of accounting.

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

Products Revenue

Products revenue for sales to end-user customers, resellers and distributors (Channel Partners) is recognized upon the passage of title only if all other applicable revenue recognition criteria are met. These criteria include the price to the buyer being substantially fixed or determinable at the date of sale and the amount of future returns being able to be reasonably estimated. When we are not able to meet these criteria at the time of sale to our stocking Channel Partners, we defer revenue until these criteria are met, generally at the time products are sold-out of Channel Partner stocking inventory. Our program offerings to certain of our Channel Partners provide for the limited right to return our product for stock rotation. When applicable, we reduce revenue for rights to return our product based upon our historical experience. End-user customers generally do not have return rights. In accordance with contractual provisions, we offer price protection to certain of our Channel Partners and margin protection on certain transactions. When applicable, we reduce revenue based upon announced price adjustments and historical experience. In accordance with contractual provisions, we may offer cooperative marketing funds based on a fixed dollar percentage of product sales to certain of our Channel Partners. We record such amounts as a reduction to revenue or, if we have evidence of fair value of the advertising benefit received, as marketing expense.

In addition, we sell products to leasing companies that, in turn, lease these products to end-users. In transactions where the leasing companies have no recourse to us in the event of default by the end-user, we recognize revenue at point of shipment or point of delivery, depending on the shipping terms and if all the other revenue recognition criteria have been met. In arrangements where the leasing companies have more than insignificant recourse to us in the event of default by the end-user (defined as recourse leasing), we recognize both the product revenue and the related cost of the product as the payments are made to the leasing company by the end-user, generally ratably over the lease term. We had deferred revenue and related deferred costs of $28 million and $11 million at June 30, 2009 and $12 million and $5 million, at June 30, 2008, respectively, related to recourse leases which will be recognized in future periods.

For revenue arrangements with multiple deliverables that include or represent software products and services as well as any non-software deliverables for which a software deliverable is essential to its functionality, we apply the accounting guidance in SOP 97-2, “Software Revenue Recognition” (SOP 97-2), in determining the timing of revenue recognition. The criteria assessed include the following: 1) the functionality of the delivered element(s) is not dependent on the undelivered element; 2) there is Sun-specific objective evidence of fair value of the undelivered element(s) and 3) delivery of the delivered element(s) represents the culmination of the earnings process for those element(s). If these criteria are not met, revenue is deferred until such criteria are met or until the last element is delivered. For arrangements within the scope of SOP 97-2, revenue is recognized ratably only in situations where one of the limited exceptions described in paragraph 12 of SOP 97-2 is met, such as where we agree to deliver unspecified additional software products in the future.

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

Settlements Gains

Periodically, we are engaged, along with other parties, in disputes with certain of our vendors. Upon favorable settlement of these disputes, when recovery is deemed probable and collectibility is reasonably assured, we accrue for our settlement portion. In situations where collectibility is not reasonably assured, we recognize our settlement portion on a cash basis. For the year ended June 30, 2009, we recognized approximately $60 million as an offset to cost of sales. For the years ended June 30, 2008 and 2007, these types of recoveries were not material.

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

Advertising Costs

Advertising costs consist of development and placement costs of our advertising campaigns and are charged to expense when incurred. Advertising expense was $13 million, $32 million and $25 million for fiscal 2009, 2008 and 2007, respectively.

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

Foreign Currency Translation

We translate the assets and liabilities of our international non-U.S. dollar functional currency subsidiaries into dollars at the rates of exchange in effect at the balance sheet date. Revenue and expenses are translated using rates that approximate those in effect during the period. Translation adjustments are included in stockholders’ equity in the Consolidated Balance Sheets caption “Accumulated other comprehensive income.” Currency transaction gains (losses), net of our hedging activities (see Note 4), derived from monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and were ($16) million, $14 million and $6 million in fiscal 2009, 2008 and 2007, respectively. The effect of foreign currency rate changes on cash and cash equivalents was approximately $51 million in fiscal 2009 and was not material in 2008 and 2007.

Recent Pronouncements

Collaborative Arrangements: In November 2007, the FASB ratified EITF 07-1, “Accounting for Collaborative Arrangements,” (EITF 07-1). EITF 07-1 requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. In addition, a participant in a collaborative arrangement should provide the following disclosures separately for each collaborative arrangement: (a) the nature and purpose of the arrangement, (b) its rights and obligations under the collaborative arrangement, (c) the accounting policy for the arrangement in accordance with APB Opinion 22, “Disclosure of Accounting Policies,” and (d) the income statement classification and amounts arising from the collaborative arrangement between participants for each period an income statement is presented. EITF 07-1 will be effective for annual periods beginning after December 15, 2008 and we are required to adopt the pronouncement in our first quarter of fiscal 2010. We are currently evaluating the impact that EITF 07-1 will have on our Consolidated Financial Statements.

Business Combinations: In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141(R), “Business Combinations” (SFAS 141(R)) and SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51,” (SFAS 160). These new standards will significantly change the accounting for and reporting for business combination transactions and non-controlling interests in Consolidated Financial Statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008 and we are required to adopt the pronouncement in the first quarter of our fiscal 2010. We are currently evaluating the impact that the adoption of SFAS 141(R) and SFAS 160 will have on our Consolidated Financial Statements.

Fair Value: In February 2008, the FASB issued FASB Staff Position (FSP) No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” (FSP SFAS 157-2). FSP SFAS 157-2 amends SFAS 157, to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, FSP SFAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and we are required to adopt the pronouncement in our first quarter of fiscal 2010. We are currently evaluating the impact of adopting FSP SFAS 157-2 on our Consolidated Financial Statements.

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

The following tables illustrate our convertible long-term debt, net income (loss) and net income (loss) per share on an as reported basis and the estimated pro forma effect had we applied the provisions of FSP APB 14-1 for all periods affected (in millions):

	June 30, 2009	June 30, 2008
Convertible long-term debt, as reported	$700	$700
Convertible long-term debt, pro forma	$586	$558

Amortization of bond discount, for the years ended June 30, 2009, 2008 and 2007, are estimated as follows (in millions, except for per share amounts):

	June 30,
	2009	2008	2007
Net income (loss), as reported	$(2,234)	$403	$473
Amortization of bond discount	(28)	(26)	(11)

Pro forma net income (loss)	$(2,262)	$377	$462

Basic net income (loss) per share
As reported	$(2.99)	$0.50	$0.54
Pro forma	$(3.03)	$0.47	$0.52

Diluted net income (loss) per share
As reported	$(2.99)	$0.49	$0.52
Pro forma	$(3.03)	$0.46	$0.51

The amortization of bond discount required under FSP APB 14-1 is a non-cash expense and has no impact on the total operating, investing or financing cash flows in the prior periods or future Consolidated Statements of Cash Flows.

In June 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” (EITF 07-5). EITF 07-5 provides guidance on determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and we are required to adopt EITF 07-5 in our first quarter of fiscal 2010. We are currently evaluating the impact that EITF 07-5 will have on our Consolidated Financial Statements.

In June 2008, FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and requires retrospective adjustment to earnings per share data. We are required to adopt FSP EITF 03-6-1 in our first quarter of fiscal 2010. We are currently evaluating the impact of adopting FSP EITF 03-6-1 will have on our Consolidated Financial Statements.

Defined Benefit Plan Disclosures: In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets, “ (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 and we are required to adopt FSP FAS 132(R)-1 in our first quarter of fiscal 2010. We are currently evaluating the impact of adopting FSP FAS 132(R)-1 will have on our Consolidated Financial Statements.

Fair Value and Decreasing Volume and Transactions that are not Orderly: In April 2009 the FASB issued, and we adopted, FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (FSP FAS 157-4). FSP FAS 157-4 affirms that in an inactive market, fair value is the price to sell the asset in an orderly transaction and clarifies and includes additional factors for determining inactive markets. FSP FAS 157-4 did not have a material impact on our Consolidated Financial Statements.

Interim Disclosures about Fair Value: In April 2009, the FASB issued and we adopted FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” ( FSP FAS 107-1 and APB 28-1). This FSP FAS 107-1 and APB 28-1 requires FAS 107 disclosures related to the fair value of its financial instruments when summarized financial information is presented for interim reporting periods. FSP FAS 107-1 and APB 28-1 did not have a material impact on our Consolidated Financial Statements.

Subsequent Events: In May 2009, the FASB issued and we adopted SFAS No. 165, “Subsequent Events,” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued.

In accordance with SFAS 165, the Company has evaluated subsequent events through August 28, 2009, the date of issuance of Consolidated Financial Statements. During the period from July 1, 2009 to August 28, 2009, the Company did not have any material recognizable subsequent events other than those disclosed in Note 17.

3.	Fair Value

On July 1, 2008, we adopted SFAS No. 157 “Fair Value Measurements,” (SFAS 157), for all financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of SFAS 157 did not have a significant impact on our Consolidated Financial Statements, and the resulting fair values calculated under SFAS 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance. We did not elect to adopt SFAS 157 for acquired non-financial assets and assumed non-financial liabilities. On July 1, 2008, we also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value using an instrument-by-instrument election. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS 159 also requires cash flows from purchases, sales, and maturities of trading securities to be classified based on the nature and purpose for which the securities were acquired. Our debt and equity instruments offsetting deferred compensation will continue to be classified as operating activities as they are maintained to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. SFAS 159 does not allow for retrospective application to periods prior to fiscal year 2008, therefore all trading asset activity for prior periods will continue to be presented as operating activities. As we did not elect to fair value any of our current financial instruments under the provisions of SFAS 159, our adoption of this statement did not have an impact on our Consolidated Financial Statements.

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

Fair Value Measurements

Information about certain of our financial assets as of June 30, 2009 (in millions):

	Fair Value
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash and cash equivalents	$1,876	$1,329	$547	$—
Trading securities	51	51	—	—
Asset backed and mortgage backed securities	195	—	195	—
Corporate bonds	222	—	222	—
Government agency	700	—	700	—
U.S. Government notes and bonds	41	41	—	—
Certificates of deposit	27	—	27	—
Available for sale equity securities	11	11	—	—
Interest rate swaps(1)(2)	4	—	4	—
Foreign exchange contracts(1)	13	—	13	—

Total	$3,140	$1,432	$1,708	$—

(1)	See Note 4, Derivative Instruments and Hedging Activities, for more information regarding our foreign exchange contracts.
(2)	See Note 9, Borrowing Arrangements, for more information regarding our interest rate contracts.

Fair Value of Financial Instruments

Cash equivalents and accounts receivable are carried at cost as this approximates fair value due to their short term nature. For short-term and long-term marketable debt securities, estimates of fair value are based on market prices. At June 30, the fair values of our short-term and long-term marketable debt securities were as follows (in millions):

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value of Securities with Unrealized Losses
Corporate notes and bonds	$225	$—	$(3)	$222	$168
Asset and mortgage-backed securities	224	1	(30)	195	121
U.S. government notes and bonds	40	1	—	41	—
U.S. government notes and bonds (<90 days)	178	—	—	178	36
Certificates of deposit	27	—	—	27	—
Commercial paper (<90 days)	61	—	—	61	—
Government agency	699	1	—	700	—
Government agency (<90 days)	330	—	—	330	—
Money market securities	827	—	—	827	—

Total marketable securities	$2,611	$3	$(33)	$2,581	$325

Less cash equivalents				(1,396)

Total marketable debt securities				1,185
Less short-term portion				(981)

Total long-term marketable debt securities				$204

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value of Securities with Unrealized Losses
Corporate notes and bonds	$543	$—	$(7)	$536	$452
Asset and mortgage-backed securities	448	1	(19)	430	274
U.S. government notes and bonds	70	1	—	71	15
Certificates of deposit (90 days)	22	—	—	22	—
Commercial paper (90 days)	244	—	—	244	—
Government agency (90 days)	256	—	—	256	—
Money market securities	1,097	—	—	1,097	—

Total marketable securities	$2,680	$2	$(26)	$2,656	$741

Less cash equivalents				(1,618)

Total marketable debt securities				1,038
Less short-term portion				(429)

Total long-term marketable debt securities				$609

We only invest in marketable debt securities with a minimum rating of BBB- or above from a nationally recognized credit rating agency at time of original purchase. At June 30, 2009, we had investments in debt instruments of five issuers equal to or exceeding 2% of the fair market value of our marketable debt securities, including cash equivalents, of $2,581 million. At June 30, 2009, investment concentration by issuer was as follows (dollars in millions):

Issuer	Fair Value ($)	Fair Value (%)
Federal Home Loan Bank	$380	14.71%
Federal National Mortgage Association (Fannie Mae)	336	13.01%
Federal Home Loan Mortgage Corporation (Freddie Mac)	331	12.84%
United States Treasury	218	8.44%
State Street Corporation	69	2.66%
Others(1)	1,247	48.34%

	$2,581	100.00%

(1)	Investments in all other issuers were, individually, less than $44 million or 2% of the fair market value of our marketable debt securities of $2,581 million.

Net realized losses before taxes on marketable debt securities totaled $30 million, $4 million and $0 million in fiscal 2009, 2008, and 2007, respectively, and were recorded in Interest and other income, net. The cost of securities sold during the year was determined based on the specific identification method.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2009 (in millions):

	Less Than 12 Months			12 Months or Greater			Total
	Adjusted Cost	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value	Adjusted Cost	Gross Unrealized Losses	Fair Value
Corporate Notes and Bonds	$31	$—	$31	$140	$(3)	$137	$171	$(3)	$168
Asset and Mortgage Backed Securities	15	(4)	11	136	(26)	110	151	(30)	121
U.S. Government Notes and Bonds	36	—	36	—	—	—	36	—	36

Total Marketable Debt Securities with Unrealized Losses	$82	$(4)	$78	$276	$(29)	$247	$358	$(33)	$325

Corporate Notes and Bonds

Our unrealized losses on investments in corporate notes and bonds were caused by interest rate fluctuations and adverse market conditions and not by the credit deterioration of the individual issuers. Because the decline in market value is not attributed to changes in credit quality, we intend to hold those investments until recovery of fair value, which may be at maturity, and it is not more likely than not that the investments will be required to be sold before recovery, we do not consider those investments to be other-than-temporarily impaired at June 30, 2009.

Asset Backed and Mortgage Backed Securities

Our unrealized losses on investments in asset backed and mortgage backed securities were caused by interest rate fluctuations and adverse market conditions and not by the credit loss. Because the decline in market value is not attributed to changes in credit quality, we intend to hold those investments until recovery of fair value, which may be at maturity, and it is not more likely than not that the investments will be required to be sold before recovery, we do not consider those investments to be other-than-temporarily impaired at June 30, 2009.

At June 30, 2009, the cost and estimated fair values of short-term and long-term marketable debt securities (excluding cash equivalents) by contractual maturity were as follows (in millions):

	Cost	Fair Value
Less than one year	$983	$981
Mature in 1-2 years	47	44
Mature in 3-5 years	85	79
Mature after 5 years	99	81

Total	$1,214	$1,185

Asset and mortgage-backed securities were classified based on their contractual maturity.

During fiscal 2009, we determined that the declines in the fair value for certain of our marketable debt securities were other-than-temporary due to the significant deterioration of the financial condition of the investees and our expectation that the investment would not fully recover, or would not recover before they were sold. As a result, we recorded a credit component of other-than temporary impairment losses of approximately of $28 million, as adjustments to interest and other income (expense), net, in our Consolidated Statement of Operations. The noncredit component of these impairment losses, which is recognizable in accumulated other comprehensive income, was immaterial. See Note 2, section “Investments”, for additional details.

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

SFAS 133 requires us to recognize all of our derivative instruments as either assets or liabilities in our statement of operations at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument based upon the exposure being hedged as a cash flow hedge or a fair value hedge. All derivatives are recognized in our Consolidated Balance Sheet at fair value in accordance with SFAS 157 (see Note 3, Fair Value) and are reported in Prepaid expenses and other current assets, net, and Accrued liabilities and other. Classification of all of our derivatives are current because the maturity of the instrument is less than 12 months.

We are exposed to certain risks relating to our ongoing business operations. The primary risks managed by using derivative instruments are foreign currency exchange rate risk and interest rate risk. Option and forward contracts on various foreign currencies are entered into to manage the foreign currency exchange rate risk on forecasted revenue and inventory purchases denominated in foreign currencies. Other forward foreign exchange contracts are entered into to hedge against changes in the functional currency value of monetary assets and liabilities denominated in a non functional currency. We also use natural hedges by purchasing components and incurring expenses in local currencies.

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

Gross fair value of derivatives:

	June 30, 2009
(in Millions)	Foreign Exchange Contracts		Equity Contracts		Interest Rate Contracts		Total Derivatives

Assets
Derivatives not designated as hedging instruments
Other Current Assets	$28	(1)	$—		$—		$28
Non-current investments	—		1	(3)	—		1

Total	28		1		—		29

Derivatives designated as hedging instruments
Other Current Assets	5	(1)	—		4	(2)	9

Total	5		—		4		9

Total assets	33		1		4		38

Liabilities
Derivatives not designated as hedging instruments
Other Current Liabilities	(18	)(1)	—		—		(18)

Total	(18)						(18)

Derivatives designated as hedging instruments
Other Current Liabilities	(2	)(1)	—		—		(2)

Total	(2)		—		—		(2)

Total liabilities	(20)		—		—		(20)

Total derivatives	$13		$1		$4		$18

(1)	See Note 3, Fair Value, for more information regarding our foreign exchange contracts.
(2)	See Note 3, Fair Value, for more information regarding our interest rate contracts.
(3)	See Note 9, Borrowing Arrangements, for more information regarding our trading securities.

Cash Flow Hedges

We have significant international sales and purchase transactions denominated in foreign currencies. As a result, we purchase currency option and forward contracts as cash flow hedges to reduce certain foreign currency exposures that can be identified and quantified. These contracts expire within 12 months. We are primarily exposed to changes in exchange rates for the Euro, Japanese Yen and British Pound.

Our hedging contracts are primarily intended to protect against changes in the value of the U.S. dollar. Accordingly, for forecasted transactions, U.S. dollar functional subsidiaries hedge foreign currency revenues and non-U.S. dollar functional subsidiaries selling in foreign currencies hedge U.S. dollar inventory purchases. Changes in the fair value of our derivatives designated as a cash flow hedge are recorded, net of applicable taxes, in the accumulated other comprehensive income, a component of stockholders’ equity. When net income is affected by the variability of the underlying cash flow, the applicable offsetting amount of the gain or loss from the derivative that is deferred in stockholders’ equity is released to revenue and cost of sales, and reported in the Consolidated Statement of Operations based on the nature of the underlying cash flow hedged. The net gains or losses relating to ineffectiveness were not material for fiscal 2009.

(In Millions)	2009
Cash-Flow Hedges
Effective Portion
Gain Recognized in OCI	$77
Gain reclassified from OCI into revenue/expense	76
Amount excluded from effectiveness assessment and ineffective portion
Gain (loss) recognized in other income/expense	4

Fair Value Hedges

We enter into interest rate derivatives to modify our aggregate exposure to interest rates generated by our borrowing activities. Interest rate derivatives will not be entered into on a regular basis, but when there is a desire to modify our interest rate exposure with respect to our fixed rate borrowings or other ordinary obligations. These transactions are characterized as “fair value” hedges for financial accounting purposes because they protect us against changes in the fair value of our fixed rate borrowings or other obligations due to interest rate movements. Interest rate derivatives in this category will be denominated in the same currency as the relevant hedged debt instrument. For our Senior Notes, we have hedged against the risk of changes in fair value associated with their fixed interest rate by entering into fixed-to-variable interest rate swap agreements, designated as fair value hedges, of which four are outstanding, with a total notional amount of $550 million as of June 30, 2009. Our Senior Notes are due on August 15, 2009 (see Note 9).

The gains and losses on our fair value hedges, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of change in fair values. If the change in the value of the hedging instrument offsets the change in the value of the hedged item, the hedge is considered perfectly effective. Hedge effectiveness is measured at least quarterly based on the relative change in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, which is the amount by which the change in the value of the hedge does not exactly offset the change in the value of the hedged item, is recognized immediately in earnings. Our interest rate swaps qualify as perfectly effective fair value hedges and therefore there is no ineffective portion to the hedge recognized in earnings. Adjustments to the fair value of the interest rate swap agreements are recorded as either an other asset or other liability. The differential to be paid or received under these agreements is accrued consistently with the terms of the agreements and is recognized in interest expense over the term of the related debt. The related amounts payable to or receivable from counterparties are included in other assets, or accrued liabilities.

Non SFAS 133 Balance Sheet Hedging Strategy

Our balance sheet hedges are designed to hedge the gains and losses generated by remeasurement of nonfunctional currency denominated monetary assets and liabilities. The program is designed so that hedging transactions are entered into to reduce or eliminate the risk that foreign currency exchange rate fluctuations will adversely impact the functional currency value of nonfunctional currency denominated monetary assets and liabilities. To manage these foreign currency risk exposures, we enter into forward contracts to offset the recognized remeasurement gains and losses. These contracts are entered into at the beginning of a designated fiscal month and mature after the end of such month. In some cases, these transactions may be entered into in the middle of the month to adjust existing hedges for changes in existing or anticipated nonfunctional currency denominated monetary assets and liabilities. These are generally hedges of less than 3 months in duration.

Currency transaction gains (losses), net of our hedging activities derived from monetary assets and liabilities stated in a currency other than the functional currency, are recognized in Selling, general and administrative (SG&A) expenses in our Consolidated Statements of Operations. Losses recognized in SG&A expense on non-designated foreign exchange contracts was $114 million in fiscal 2009.

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

Derivative Activity

We had the following net outstanding foreign currency contracts (in millions of USD):

Foreign Currency Contract	As of June 30, 2009
Euro	$228
Great British pound	165
Swiss franc	95
Swedish kroner	46
Japanese yen	30

5.    Balance Sheet Details

Inventories

At June 30, Inventories consisted of the following (in millions):

	2009	2008
Raw materials	$102	$154
Work in process	52	90
Finished goods	412	436

	$566	$680

As of June 30, 2009 and 2008, our inventory balances were net of reserves of approximately $83 million and $88 million, respectively.

Prepaid Expenses and Other Current Assets, Net

At June 30, Prepaid expenses and other current assets, net, consisted of the following (in millions):

	2009	2008
Receivables — other	$278	$351
Other prepaid expenses and other current assets, net	717	867

	$995	$1,218

Property, Plant and Equipment, Net

On January 25, 2008, we sold our Louisville, Colorado facility which included buildings, leasehold improvements and land, in a sale-leaseback transaction for $58.5 million in cash, net of $1.5 million of closing costs. We recognized the entire gain of $28 million in our fiscal year ended June 30, 2008, as an offset to our selling, general and administrative expenses in our Consolidated Statements of Operations. Cash received from the transaction was netted against purchases of property, plant and equipment in our Consolidated Statements of Cash Flow. In conjunction with the transaction, we entered into a lease for the same facility. Under the terms of the agreement, we leased certain portions of the facility until December 31, 2008. We did not retain more than a minor portion of the property as the present value of the rental for this leaseback represents less than ten percent of the fair value of the asset sold. Accordingly, we recognized the entire gain on disposal in the financial statements for our fiscal year ended June 30, 2008.

We committed to the closure of our Newark, California facility as a result of the restructuring plan during fiscal 2006. Management estimated the fair value of these assets using either available market prices or third-party appraisals and adjusted the carrying value of the facility to its fair value less costs to sell. These adjustments resulted in a $80 million impairment loss for Newark recorded in fiscal 2006. During fiscal 2007, we entered into sale-leaseback transactions for our Newark, California and Burlington, Massachusetts campuses. In July 2006, we sold our Newark facility for approximately $213 million, net of $1 million in closing costs. In June 2007, we sold our Burlington, Massachusetts, facility which included buildings, leasehold improvements and land, in a cash transaction for $212 million, net of $3 million of closing costs and entered into a lease for the same facilities. Under the terms of the agreement, we will lease a majority of the properties until fiscal 2014 and shall have the right to extend the term for two successive periods of five years each, with respect to all of the premises. Of the $90 million gain on the Burlington, Massachusetts transaction, we recognized $39 million in our fiscal year ended June 30, 2007, as an offset to our selling, general and administrative expenses and deferred the remaining $51 million (see Other non-current obligations).

At June 30, Property, plant and equipment, net consisted of the following (in millions):

	2009	2008
Machinery and equipment	$2,157	$2,429
Land, buildings and building improvements	1,091	1,084
Capitalized software	513	624
Leasehold improvements	437	521
Furniture and fixtures	186	222

	4,384	4,880
Less accumulated depreciation and amortization	(2,768)	(3,269)

	$1,616	$1,611

Depreciation expense was $397 million, $377 million and $407 million for fiscal 2009, 2008 and 2007, respectively.

Accrued Liabilities and Other

At June 30, Accrued liabilities and other consisted of the following (in millions):

	2009	2008
Restructuring liabilities	$151	$173
Acquisition-related restructuring liabilities	—	17
Other accrued liabilities	832	915

	$983	$1,105

Warranty Reserve

We accrue for our product warranty costs at the time of shipment. These product warranty costs are estimated based upon our historical experience and specific identification of product requirements and may fluctuate based on product mix.

The following table sets forth an analysis of warranty reserve activity (in millions):

Balance at June 30, 2007	$220
Charged to costs and expenses	290
Utilized	(304)

Balance at June 30, 2008	$206
Charged to costs and expenses	200
Utilized	(263)

Balance at June 30, 2009	$143

Other Non-Current Obligations

At June 30, Other non-current obligations, consisted of the following (in millions):

	2009	2008
Income taxes liabilities, net	$247	$316
Restructuring liabilities	140	163
Deferred settlement income from Microsoft	352	352
Other non-current obligations	237	305

	$976	$1,136

In connection with the sale-leaseback of our Burlington, Massachusetts, facility we deferred $51 million of the gain on sale in fiscal year 2007. Of the initial amount deferred, $6 million remains in Accrued liabilities and other and $38 million remains in Other non-current obligations at June 30, 2009. The amounts deferred will be amortized as an offset to selling, general and administrative expenses over the remaining lease term. In fiscal year 2009 we recognized $6 million of the deferred gain as an offset to our selling, general and administrative expenses.

Accumulated Other Comprehensive Income

At June 30, the components of Accumulated other comprehensive income, reflected in the Consolidated Statements of Stockholders’ Equity consisted of the following (in millions):

	2009	2008	2007
Accumulated net unrealized gains (losses) on investments	$(23)	$(13)	$11
Accumulated net unrealized holding losses on derivatives	(7)	(9)	(5)
Accumulated net unrealized pension-related benefit (expense), net of tax	21	12	(26)
Cumulative translation adjustments	359	503	334
Cumulative effect of adoption of FSP 115-2	(3)	—	—

	$347	$493	$314

At June 30, the net change in unrealized gains (losses) on investments consisted of the following (in millions):

	2009	2008	2007
Net unrealized gains (losses)	$(32)	$(14)	$9
Recognized in net (income) loss for the period	22	(10)	(7)

Net change in unrealized gains (losses) on investments	$(10)	$(24)	$2

6.    Business Combinations

A summary of our acquisitions for the fiscal years ended June 30, 2009 and 2008 is included in the following table (in millions). Acquisitions in fiscal 2007 were immaterial:

Entity Name and Description of Acquisition	Date	Form of Consideration		Goodwill	Developed Technology	Other Intangible Assets	Net Tangible Assets (Liabilities) and Unearned Compensation		IPRD
Fiscal 2009 Acquisitions
Fiscal 2009 acquisitions	01/09	$57	Cash paid	$40	$14	$1	$		$3
		1	Cash paid for acquisition costs

		$58
Fiscal 2008 Acquisitions
MySQL	02/08	$797	Cash paid	$711	$82	$103		$(20)	$28
Database Software		102	Fair value of options assumed
		5	Cash paid for acquisition costs

		$904
Other fiscal 2008 acquisitions	Various	$160	Cash paid	$103	$21	$36		$—	$3
		3	Cash paid for acquisition costs

		$163

Acquisitions in Fiscal 2009

During fiscal 2009, we acquired one company and purchased certain technology and development assets for a total purchase price of approximately $58 million. We recorded approximately $40 million of goodwill, $15 million of identifiable intangible assets and $3 million of in-process research and development in connection with this acquisition. We have included the effects of this transaction in our results of operations prospectively from the respective dates of the acquisition. Projects that qualify for treatment as IPRD have not yet reached technological feasibility and have no alternative use.

Acquisitions Prior to 2009

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

7.    Goodwill and Other Acquisition-related Intangible Assets, Net

Information regarding our goodwill by operating segment is as follows (in millions):

	Systems Group	Services Group	Total
Balance as of June 30, 2007	$1,278	$1,236	$2,514
Goodwill acquired during the period	609	205	814
Adjustment to acquired companies’ tax and restructuring reserves	(59)	(54)	(113)

Balance as of June 30, 2008	$1,828	$1,387	$3,215
Goodwill acquired during the period	40	—	40
Adjustment to acquired companies’ tax reserves	(32)	(35)	(67)
Impairments	(1,445)	—	(1,445)

Balance as of June 30, 2009	$391	$1,352	$1,743

Information regarding our other acquisition-related intangible assets is as follows (in millions):

	Gross Carrying Amount				Accumulated Amortization				Net
	June 30, 2008	Additions	Impairment	June 30, 2009	June 30, 2008	Additions	Impairment	June 30, 2009	June 30, 2009
Developed technology	$1,007	$14	$—	$1,021	$(753)	$(146)	$—	$(899)	$122
Customer base	731	1	—	732	(523)	(133)	—	(656)	76
Trademark	97	—	—	97	(19)	(9)	—	(28)	69
Acquired workforce and other	120	—	(22)	98	(95)	(8)	7	(96)	2

	$1,955	$15	$(22)	$1,948	$(1,390)	$(296)	$7	$(1,679)	$269

	Gross Carrying Amount			Accumulated Amortization			Net
	June 30, 2007	Additions	June 30, 2008	June 30, 2007	Additions	June 30, 2008	June 30, 2008
Developed technology	$904	$103	$1,007	$(612)	$(141)	$(753)	$254
Customer base	651	80	731	(361)	(162)	(523)	208
Trademark	63	34	97	(14)	(5)	(19)	78
Acquired workforce and other	95	25	120	(93)	(2)	(95)	25

	$1,713	$242	$1,955	$(1,080)	$(310)	$(1,390)	$565

Amortization expense of other acquisition-related intangible assets was $296 million and $310 million for the fiscal years ended June 30, 2009 and June 30, 2008. Our acquisition-related intangible assets are amortized generally over periods ranging between one and five years on a straight-line basis.

Estimated amortization expense for other acquisition-related intangible assets on our June 30, 2009 balance sheet for the fiscal years ending June 30, is as follows (in millions):

2010	$101
2011	53
2012	46
2013	27
2014 and thereafter	42

$269

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

8.    Restructuring Charges and Related Impairment of Long-Lived Assets

In accordance with SFAS 112, “Employers’ Accounting for Post Employment Benefits” (SFAS 112) and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), we recognized a total of $395 million, $263 million and $97 million in restructuring and related impairment of long-lived assets for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. The determination of when we accrue for severance costs and which standard applies depends on whether the termination benefits are provided under a one-time benefit arrangement as defined by SFAS 146 or under an on-going benefit arrangement as described in SFAS 112.

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

Restructuring Plan IX

In November 2008, we initiated a restructuring plan to further align our resources with our strategic business objectives through reducing our workforce by approximately 5,000 to 6,000 employees. Under this plan, we estimate in total that we will incur between $500 million to $700 million in severance and benefit costs. Through the end of fiscal year 2009, we notified approximately 4,200 employees and recognized total related severance and benefit costs of $303 million. The remainder of the estimated costs under this restructuring plan are expected to be incurred through the end of fiscal 2010.

Restructuring Plan VIII

In May 2008, we initiated a restructuring plan to further align our resources with our strategic business objectives. Under this plan, we estimate in total that we will incur between $170 million to $220 million in severance and benefit costs. Through the end of fiscal year 2009, we notified 1,950 employees and recognized total related severance and benefit costs of $167 million. All employees to be terminated under these plans have been notified and all facilities relating to the amounts accrued under these restructuring plans have been exited.

Restructuring Plan VII

In August 2007, we initiated a restructuring plan to further align our resources with our strategic business objectives (Restructuring Plan VII). Through the end of fiscal year 2009, we notified approximately 1,450 employees of their termination and recognized total related severance and benefit costs of $131 million. Additionally, we incurred $6 million in expenses related to facilities other restructuring related charges. All employees to be terminated under these plans have been notified and all facilities relating to the amounts accrued under these restructuring plans have been exited.

Restructuring Plans Prior to Phase VII

Prior to the initiation of Restructuring Plans VII, VIII and IX, we implemented certain workforce reduction and facilities exit actions. All employees to be terminated under these plans have been notified and all facilities relating to the amounts accrued under these restructuring plans have been exited.

The following table sets forth an analysis of our restructuring accrual activity (in millions):

	Restructuring Plans
	IX	VIII		VII		Prior to VII	Total
	Severance and Benefits	Severance and Benefits	Facilities Related and Other	Severance and Benefits	Facilities Related and Other	Severance, Benefits, Facilities Related, and Other
Balance as of June 30, 2006	—	—	—	—	—	$460	$460
Severance and benefits	—	—	—	—	—	68	68
Property and equipment impairment	—	—	—	—	—	19	19
Provision adjustments	—	—	—	—	—	10	10

Total restructuring charges	—	—	—	—	—	$97	$97
Cash paid	—	—	—	—	—	(253)	(253)
Non-cash	—	—	—	—	—	(29)	(29)

Balance as of June 30, 2007			—	—	—	$275	$275
Severance and benefits	—	107	—	141	—	—	248
Property and equipment impairment	—	—	—	—	6	—	6
Provision adjustments	—	—	—	(6)	—	15	9

Total restructuring charges	$—	$107	$—	$135	$6	$15	$263
Cash paid	—	—	—	(115)	(4)	(80)	(199)
Non-cash	—	—	—	—	—	(3)	(3)

Balance as of June 30, 2008	$—	$107	$—	$20	$2	$207	$336
Severance and benefits	303	67	—	—	—	—	370
Accrued lease costs	—	—	18	—	—	18	36
Provision adjustments	—	(7)	—	(4)	—	—	(11)

Total restructuring charges	$303	$60	$18	$(4)	$—	$18	$395
Cash paid	(212)	(158)	(3)	(16)	(1)	(46)	(436)
Translation Adjustments	2	(3)	—	—	—	(3)	(4)

Balance as of June 30, 2009	$93	$6	$15	$—	$1	$176	$291

The restructuring charges are based on estimates that are subject to change. Changes to the previous estimates have been reflected as “Provision adjustments” on the table in the period the changes in estimates were determined. As of June 30, 2009, our estimated sublease income to be generated from sublease contracts not yet negotiated approximated $17 million. Accrued lease costs include accretion expense associated with the passage of time.

The remaining cash expenditures relating to workforce reductions are expected to be paid through the end of fiscal 2010. Our accrual as of June 30, 2009, for facility-related leases (net of anticipated sublease proceeds), will be paid over their respective lease terms through fiscal 2024. As of June 30, 2009, of the total $291 million accrual for workforce reductions and facility-related leases, $151 million was classified as current accrued liabilities and other and the remaining $140 million was classified as other non-current obligations.

We anticipate recording additional charges related to our workforce and facilities reductions over the next several quarters, the timing of which will depend upon the timing of notification of the employees leaving as determined by local employment laws and as we exit facilities.

9.    Borrowing Arrangements

As of June 30, 2009 and 2008, the balance of long-term debt is as follows (in millions):

	Maturities	June 30, 2009	June 30, 2008
7.65% Senior Notes	2009	$550	$550
0.625% Convertible Notes	2012	350	350
0.75% Convertible Notes	2014	350	350
Interest rate swap agreements(1)		4	21
Other		(5)	(6)

Total borrowing arrangements		$1,249	$1,265
Less: current maturities		(554)	—

Total carrying value long-term borrowing arrangements		$695	$1,265

Total fair value of long-term borrowings arrangements		$670	$1,165

Total fair value of current maturities		$552	$—

(1)	See Note 4, Derivative Instruments and Hedging Activities, for more information regarding our interest rate contracts.

In August 1999, we issued $1.5 billion of unsecured senior debt securities in four tranches (the Senior Notes) of which $550 million is due on August 15, 2009 and bears interest at 7.65%. Interest on the Senior Notes is payable semi-annually. We may redeem all or any part of the Senior Notes at any time at a price equal to 100% of the principal plus accrued and unpaid interest in addition to an amount determined by a quotation agent, representing the present value of the remaining scheduled payments. The Senior Notes are subject to compliance with certain covenants that do not contain financial ratios. We are currently in compliance with these covenants. If we failed to be in compliance with these covenants, the trustee of the Senior Notes or holders of not less than 25% in principal amount of the Senior Notes would have the ability to demand immediate payment of all amounts outstanding. In addition, we also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest associated with the Senior Notes effectively becomes variable. For our publicly traded Senior Notes, estimates of fair value are based on market prices. For our other debt, fair value is calculated based on rates currently estimated to be available to us for debt with similar terms and remaining maturities.

Interest expense on our Senior Notes, including the effect of related interest rate swap agreements was $17 million, $30 million and $39 million in fiscal 2009, 2008, and 2007, respectively.

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

Holders who convert their Convertible Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the Convertible Notes may require us to repurchase for cash all or any portion of their Convertible Notes for 100% of the principal amount. As of June 30, 2009, none of the conditions allowing holders of the Convertible Notes to convert or requiring us to repurchase the Convertible Notes had been met.

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

Uncommitted lines of credit

At June 30, 2009 and June 30, 2008, we and our subsidiaries had uncommitted lines of credit aggregating approximately $232 million and $277 million, respectively. No amounts were drawn from these lines of credit as of June 30, 2008 and June 30, 2007. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

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

In the fiscal years ended June 30, income (loss) before income taxes and the provision for (benefit from) income taxes consisted of the following (in millions):

	2009	2008	2007
Income (loss) before income taxes:
United States	$(2,311)	$155	$129
Foreign	128	455	454

Total income (loss) before income taxes	$(2,183)	$610	$583

Provision for (benefit from) income taxes:
Current:
United States federal	$(25)	$(113)	$(42)
State	(6)	5	(9)
Foreign	110	154	126

Total current income taxes	79	46	75
Deferred:
United States federal	2	220	33
State	(6)	(23)	3
Foreign	(24)	(36)	(1)

Total deferred income taxes	(28)	161	35

Provision for income taxes	$51	$207	$110

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our deferred tax assets and liabilities, at June 30, were as follows (in millions):

	2009	2008
Deferred tax assets:
Inventory valuation	$22	$35
Reserves and other accrued expenses	167	195
Compensation not currently deductible	207	155
Net operating loss carryforwards	618	321
Deferred revenue	310	259
Tax credits carryforward	878	716
Investment impairments	55	57
Restructuring liability	75	114
Acquisition-related intangibles	169	89
Tax credits on unremitted earnings of foreign subsidiaries	551	380
Fixed assets	185	227
Convertible notes	57	72
Other	98	70

Gross deferred tax assets	3,392	2,690
Valuation allowance	(2,372)	(1,642)

Realizable deferred tax assets	1,020	1,048
Deferred tax liabilities:
Net unremitted earnings of foreign subsidiaries	(659)	(644)
Acquisition-related intangibles	(12)	(56)
Other	(94)	(58)

Gross deferred tax liabilities	(765)	(758)

Net deferred tax assets	$255	$290

The following table presents an analysis of our valuation allowance activity (in millions):

Total
Balance at June 30, 2007	$(2,373)
Changes to income tax provision	572
Changes to other accounts	159

Balance at June 30, 2008	$(1,642)
Changes to income tax provision	(738)
Changes to other accounts	8

Balance at June 30, 2009	$(2,372)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the difference, for fiscal years ended June 30, were as follows (in millions):

	2009	2008	2007
Expected tax rate at 35%	$(764)	$214	$204
State income taxes, net of federal tax benefit	1	6	5
Foreign income taxes	42	(40)	(29)
Repatriation of foreign earnings	—	—	(14)
General business tax credits	(39)	(22)	(91)
Valuation allowance	414	59	82
Settlements of audits and expiration of statutes, net	(17)	(4)	(39)
Goodwill impairment	416	—	—
Other	(2)	(6)	(8)

Provision for income taxes	$51	$207	$110

U.S. income taxes have been provided on all undistributed earnings of our foreign subsidiaries. As of June 30, 2009, there are no earnings that are considered to be permanently invested in operations outside of the U.S. However, we may elect to permanently invest in operations outside of the U.S. in the future.

As of June 30, 2009, we had aggregate federal net operating loss carryforwards of $698 million. If not utilized, these carryforwards will expire in fiscal years 2012 through 2029. The use of the federal net operating loss carryforwards in any one fiscal year is limited due to prior changes in ownership incurred by acquired companies. As of June 30, 2009, we had aggregate state net operating loss carryforwards of $1,590 million. If not utilized, these carryforwards will expire in fiscal years 2010 through 2029.

As of June 30, 2009, we had aggregate foreign net operating loss carryforwards of $1,073 million. Foreign net operating loss carryforwards of $129 million, if unused, will expire in fiscal years 2011 through 2029. The remaining foreign operating loss carryforwards of $944 million have an indefinite life.

As of June 30, 2009, we had federal and state tax credit carryforwards for income tax purposes of $693 and $388 million, respectively. If not utilized, federal credits of $688 million will expire in fiscal years 2011 through 2029. The remaining federal tax credit carryforwards of $5 million have an indefinite life. State tax credit carryforwards of $55 million will expire in fiscal years 2010 through 2027. The remaining state tax credit carryforwards of $333 million have an indefinite life.

For fiscal 2009, the provision does not reflect the tax savings resulting from deductions associated with our various stock option plans. For fiscal 2008 and 2007, the provision includes a reduction in income taxes payable in the U.S. of $3 million and $24 million, respectively, from deductions associated with our various stock option plans with a credit to stockholders’ equity.

Deferred tax assets of approximately $57 million relate to convertible debt. When realized, the reversal of the valuation allowance will be accounted for as a credit to stockholders’ equity rather than as a reduction to the income tax provision.

Deferred tax assets of approximately $14 million as of June 30, 2009 pertain to certain net operating loss carryforwards attributable to deductions related to convertible debt. When realized, the reversal of the valuation allowance will be accounted for as a credit to stockholders’ equity rather than as a reduction to the income tax provision.

Deferred tax assets of approximately $5 million pertain to certain deductible temporary differences and net operating loss carryforwards acquired in certain purchase business combinations. Any subsequent reduction of that portion of the valuation allowance and the recognition of the associated tax benefits will be recorded to our provision for income taxes upon our adoption of Statement 141(R) in fiscal 2010.

In connection with our fiscal 2009 acquisitions, we recorded $40 million of goodwill. The total amount is expected to be deductible for tax purposes over 15 years. For fiscal 2008, we recorded $814 million of goodwill. Of that total amount, approximately $686 million is expected to be deductible for tax purposes over 15 years. Refer to Footnote 6 of our consolidated financial statements for further information regarding business combinations.

We believe it is more likely than not that $255 million of deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards, and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

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

On July 1, 2007 we adopted FIN 48. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

We classify our unrecognized tax benefits as other non-current obligations in the accompanying Consolidated Balance Sheet. The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in millions):

	2009	2008
Balance, beginning of the year	$229	$375
Increases related to tax positions of the current year	33	10
Increases related to tax positions of prior years	7	30
Reductions for tax positions of prior years	(23)	(135)
Lapse of statute of limitations	(78)	(51)
Settlements	(11)	0

Balance, end of year	$157	$229

The total amount of gross unrecognized tax benefits was $157 million as of June 30, 2009. Of this amount, $98 million would benefit our tax provisions if realized.

Our policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations. During fiscal 2009, interest and penalties included in income tax expense was $13 million. For fiscal 2008, interest and penalties included in income tax expense was not material. We had $15 million and $35 million of accrued interest and penalties related to unrecognized tax benefits as of June 30, 2009 and as of June 30, 2008, respectively.

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

Although the timing of the resolution and/or closure on audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change within the next 12 months. We believe it is reasonably possible that there could be a reduction in our tax liabilities up to $19 million within the next 12 months.

11.    Commitments and Contingencies

Operating Lease Commitments

We lease certain facilities and equipment under non-cancelable operating leases. During fiscal 2009, 2008 and 2007, we elected to exit certain building leases and building projects, but still have obligations on these particular facilities. See Note 8 for further detail.

At June 30, 2009, the future minimum annual lease payments for all occupied and exited facility leases were approximately (in millions):

	Non-cancelable Operating Leases	Non-cancelable Subleases	Net Payments
Fiscal 2010	$179	$(15)	$164
Fiscal 2011	147	(13)	134
Fiscal 2012	103	(9)	94
Fiscal 2013	77	(7)	70
Fiscal 2014	52	(6)	46
Thereafter	120	(20)	100

	$678	$(70)	$608

Rent expense under the non-cancelable operating leases was $186 million, $180 million and $186 million in fiscal 2009, 2008 and 2007, respectively.

Asset Retirement Obligations and Environmental Liabilities

We have asset retirement obligations primarily resulting from certain leased facilities where we have contractual commitments to remove leasehold improvements and return the property to a specified condition when the lease terminates. At June 30, 2009 and 2008, the net present value of these obligations was $36 million and $42 million, respectively, and were primarily classified in other non-current obligations. At June 30, 2009 and 2008, the asset balances related to our asset retirement obligations approximated $6 million and $14 million, respectively. The amount of amortization of the associated leasehold assets and accretion expense associated with our asset retirement obligations has not been material.

Guarantees, Letters of Credit and Indemnification Obligations

In the normal course of our business, we issue guarantees and letters of credit to numerous third-parties and for various purposes such as lease obligations, performance guarantees and state and local governmental agencies, requirements. At June 30, 2009, we had approximately $35 million of outstanding financial letters of credit.

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

We utilized several contract manufacturers to manufacture sub-assemblies for our products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by us. We also obtain individual components for our products from a variety of individual suppliers. We acquire components through a combination of purchase orders, supplier contracts and open orders based on projected demand information. Such purchase commitments are based on our forecasted component and manufacturing requirements and typically provide for fulfillment within agreed-upon lead-times and/or commercially standard lead-times for the particular part or product. We estimate that these contractual obligations at June 30, 2009 were no more than $444 million and were primarily due in less than one year from June 30, 2009. This amount does not include contractual obligations recorded on the Consolidated Balance Sheets as current liabilities. Additionally, we have committed to purchase certain IT outsourced services where we would incur a penalty if the agreement was canceled prior to a contractual minimum term. We estimate that our contractual obligations associated with IT outsourced services at June 30, 2009 were no more than $18 million. Our asset retirement obligations arise from leased facilities where we have contractual commitments to remove leasehold improvements and return the property to a specified condition when the lease terminates.

In fiscal 2006, as part of our service-based sales arrangement involving a governmental institution in Mexico, we were required to issue three guarantee bonds, with the total amount of approximately $41 million, as collateral guaranteeing our performance under the arrangement. The bonds required a security deposit of $41 million, paid to surety companies, which was classified as Other non-current assets, net, in our June 30, 2007 Consolidated Balance Sheet. In fiscal 2008, the security deposit of $41 million was returned to us and replaced with a cash secured letter of credit of $21 million. The deposits of $21 million used to secure the letter of credit are classified as Other non-current assets, net, in our June 30, 2009 Consolidated Balance Sheet.

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

Three putative shareholder class actions were filed by individual shareholders on April 20, 2009, April 30, 2009 and April 30, 2009, respectively, in Santa Clara County Superior Court naming Sun and certain of our officers and directors, as well as Oracle Corporation, as defendants. The complaints, which are similar, seek to enjoin the proposed acquisition of Sun by Oracle Corporation and allege claims for breach of fiduciary duty against the individual defendants and for aiding and abetting a breach of fiduciary duty against the corporate defendants. The complaints generally allege that the consideration offered in the proposed transaction is unfair and inadequate. On June 16, 2009, the three shareholder actions were consolidated into a single action. On July 2, 2009, plaintiffs in the consolidated action filed a motion for a preliminary injunction to enjoin the shareholders’ meeting scheduled for July 16, 2009. On July 14, 2009, the Court denied plaintiffs’ motion for a preliminary injunction. On August 7, 2009, Defendants filed a demurrer to the consolidated complaint, and on August 24, 2009 Plaintiff’s filed a motion to award attorneys fees incurred in the case. There has been no further activity in this matter as of this date.

As required by SFAS 5, we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and such amounts are reflected in Other non-current obligations in our Consolidated Balance Sheets. Litigation is inherently unpredictable and it is difficult to predict the outcome of particular matters with reasonable certainty and, therefore, the actual amount of any loss may prove to be larger or smaller than the amounts reflected in our Consolidated Financial Statements.

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

Based on the agreements with Microsoft described above, we recognized $47 million, $45 million and $54 million in settlement income in the fiscal years ended 2009, 2008 and 2007, respectively, and will maintain a deferred gain of approximately $352 million, primarily related to the prepaid nonrefundable royalty paid by Microsoft under the technical collaboration agreement, as other non-current obligations until the earlier of usage of the royalties by Microsoft or such time as all our obligations have been met.

13.    Stockholders’ Equity

Authorized Preferred Stock

We are authorized to issue up to 10 million shares of preferred stock, with preferences to be determined at the discretion of the Board of the Directors at the time of the issuance. As of June 30, 2009, we have no preferred stock issued and outstanding.

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

In May 2007, our Board of Directors authorized management to repurchase up to $3 billion of our outstanding common stock. Under this authorization, the timing and actual number of shares subject to repurchase were at the discretion of management and were contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions, repayment of debt and our share price. During the fiscal years ended June 30, 2009 and 2008, we repurchased approximately 15 million shares or $130 million and 151 million shares or $2.8 billion, respectively, of common stock under this repurchase authorization. As of September 2008, all funds authorized under the May 2007 authorization were used. During fiscal 2007, we did not repurchase common stock under our prior repurchase authorization announced in February 2001, which was canceled at the inception of the new plan. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

When treasury shares are reissued, any excess of the acquisition costs of the shares, determined on a first-in-first-out basis, over the proceeds from reissuance is charged to additional paid-in-capital to the extent of previous credits on similar transactions, with any remaining amounts charged to retained earnings.

Stock-based compensation

We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and restricted stock-based awards, including restricted stock units, performance-based restricted stock units and restricted stock awards. These awards are granted under our 2007 Omnibus Incentive Plan, which was approved by our stockholders on November 8, 2007. Stock options and restricted stock unit awards are generally time-based, vesting 25% on each annual anniversary of the grant date over four years. Stock options generally expire eight years from the date of grant. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 95% of the fair market value at the date of purchase. Shares issued as a result of stock option exercises, restricted stock-based awards and our ESPP are generally first issued out of treasury stock. As of June 30, 2009, we had approximately 151 million shares of common stock reserved for future issuance under these plans.

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

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted stock awards, ESPP and options assumed as a result of our acquisitions included in our Consolidated Statements of Operations (in millions):

	Fiscal Year Ended June 30, 2009	Fiscal Year Ended June 30, 2008	Fiscal Year Ended June 30, 2007
Cost of sales — products	$10	$12	$13
Cost of sales — services	40	38	31
Research and development	59	67	64
Selling, general and administrative	83	97	106

Stock-based compensation expense	$192	$214	$214

Net cash proceeds from the exercise of stock options were $7 million, $77 million, and $163 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

The fair value of stock-based awards were estimated using the Black-Scholes model with the following weighted-average assumptions for the fiscal years ended June 30, 2009, 2008 and 2007, respectively:

	Options
	2009	2008	2007
Expected life (in years)	5.3	4.3	4.6
Interest rate	3.19%	3.38%	4.69%
Volatility	47.13%	41.57%	46.00%
Dividend yield	—	—	—
Weighted-average fair value at grant date	$4.15	$9.64	$9.08

Our computation of expected volatility for the fiscal year ended June 30, 2009, is based on a combination of historical and market-based implied volatility. Our computation of expected life is based on historical settlement patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Prior to May 2006, our ESPP allowed employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Effective May 2006, our ESPP plan was modified to allow employees to purchase shares of common stock at 85% of the fair market value solely at the date of purchase. Accordingly, the Black-Scholes model is no longer used to estimate the fair value of ESPP stock awards granted after May 2006. In April 2009, in connection with the Merger Agreement, we modified our ESPP to provide that the purchase price for shares of common stock purchased under our ESPP will be 95% of the fair market value at the date of purchase for all offering periods beginning after April 19, 2009.

Stock option activity for the fiscal years ended June 30, is as follows (in millions, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2006	131	$45.12	4.3	$140
Grants and acquisition-related assumed options	7	20.36
Exercises	(12)	13.84
Forfeitures or expirations	(22)	49.40

Outstanding at June 30, 2007	104	$46.11	3.8	$329
Grants and acquisition-related assumed options	20	9.38
Exercises	(12)	6.67
Forfeitures or expirations	(21)	93.41

Outstanding at June 30, 2008	91	$32.05	3.92	$46
Grants	—	9.14
Exercises	(3)	3.08
Forfeitures or expirations	(20)	69.61

Outstanding at June 30, 2009	68	$22.08	3.27	$15.79

Exercisable at June 30, 2009	56	$23.18	2.67	$9.89

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of our fiscal 2009 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised was $11 million and $124 million for the fiscal years ended June 30, 2009 and June 30, 2008, respectively. The total fair value of options that vested during the fiscal years ended June 30, 2009 and June 30, 2008, was $82 million and $117 million, respectively.

As of June 30, 2009, $84 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of two years.

The following table summarizes our restricted stock award activity for the fiscal years ended June 30, 2009 (in millions, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value (per share)
Restricted stock at June 30, 2006	12	$16.65

Granted	10	21.15
Vested	(5)	15.18
Forfeited	(2)	18.28

Restricted stock at June 30, 2007	15	$20.01

Granted	11	19.65
Vested	(1)	19.49
Forfeited	(2)	20.00

Restricted stock awards at June 30, 2008	23	$19.90
Granted	16	7.46
Vested	(7)	19.53
Forfeited	(5)	18.00

Restricted stock awards at June 30, 2009	27	$13.08

As of June 30, 2009, we retained purchase rights to 33,495 shares issued pursuant to stock purchase agreements and other stock plans at a weighted-average price of approximately $0.03. As of June 30, 2009, $257 million of total unrecognized compensation costs related to restricted stock based awards is expected to be recognized over a weighted-average period of two years.

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

The following table sets forth the computation of basic and diluted income (loss) per share for each of the past three fiscal years (in millions, except per share amounts):

	Fiscal Years Ended June 30,
	2009	2008	2007
Basic earnings per share
Net income (loss)	$(2,234)	$403	$473
Basic weighted average shares outstanding	747	809	883

Net Income (loss) per common share-basic	$(2.99)	$0.50	$0.54
Diluted earnings per share
Net income (loss)	$(2,234)	$403	$473
Diluted weighted average shares outstanding	747	822	902

Net income (loss) per common share-diluted	$(2.99)	$0.49	$0.52

As a result of our net loss for the fiscal year ended June 30, 2009, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share.

For the fiscal years ended June 30, 2008 and 2007, we added 13 million and 19 million common equivalent shares, respectively, to our basic-weighted-average shares outstanding to compute the diluted weighted-average shares outstanding. We are required to include these dilutive shares in our calculations of net income per share for fiscal 2008 because we earned a profit.

Shares used in the diluted net income per share calculations exclude anti-dilutive common equivalent shares, consisting of stock options, restricted stock awards, written call options and shares associated with convertible notes. These anti-dilutive common shares totaled 113 million shares and 89 million shares for the fiscal years ending June 30, 2008 and 2007, respectively. While these common equivalent shares are currently anti-dilutive, they could be dilutive in the future.

14.    Benefit Plans

Defined contribution plans

We have a 401(k) plan known as the Sun Microsystems, Inc. Tax Deferred Retirement Savings Plan (Plan). The Plan is available to all regular employees on our U.S. payroll and provides employees with tax deferred salary deductions and alternative investment options. The Plan does not provide employees with the option to invest in our common stock. Employees may contribute up to 30% of their salary, subject to certain limitations. We match employees’ contributions to the Plan at a maximum of 4% of eligible compensation up to the annual maximum of $6,800. We expensed $64 million, $80 million and $86 million in the fiscal 2009, 2008 and 2007, respectively, for our contributions to the Plan. Our contributions to the Plan vest 100% upon contribution.

Defined benefit plans

Effective June 30, 2007, we adopted SFAS 158, which requires us to record non-cash adjustments to recognize the funded status of each of our defined pension and postretirement benefit plans as a net asset or liability in our statement of financial position with a corresponding amount recorded in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Upon adoption, SFAS 158 required us to measure the funded status of each of our plans as of the date of our year-end statement of financial position. The measurement date for our plans was June 30, 2009.

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

There were no material plan amendments, benefit modifications or related events that took place during fiscal 2009 or fiscal 2008.

Change in benefit obligations, for the fiscal years ended June 30, were as follows (in millions):

	2009	2008
Benefit obligation at beginning of year	$308	$310
Service cost	15	18
Interest cost	13	15
Plan participants’ contributions	2	2
Amendments	(14)	—
Actuarial gains	(21)	(65)
Benefits paid	(38)	(8)
Exchange rate movements	(22)	38
Curtailments, settlements, and other	92	(2)

Benefit obligation at end of year	$335	$308

Change in plan assets, for the fiscal year ended June 30, were as follows (in millions):

	2009	2008
Fair value of plan assets at beginning of year	$246	$206
Actual return on plan assets	(1)	(5)
Employer contributions	26	24
Plan participants’ contributions	2	2
Benefits paid	(38)	(7)
Exchange rate movements	(21)	30
Curtailments, settlements, and other	62	(4)

Fair value of plan assets at end of year	276	246

Unfunded status	$(59)	$(62)

Noncurrent asset	$37	$27
Current liability	(3)	(20)
Noncurrent liability	(93)	(69)

Net obligation recognized in the statement of financial position	$(59)	$(62)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial unrecognized (gain) loss	$(40)	$(25)
Net prior service cost	2	13
Transition obligation	—	1

	$(38)	$(11)

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

	2009	2008
Accumulated Benefit Obligation	$293	$251
Plans with ABO in excess of plan assets
ABO	$164	$113
Fair value of plan assets	$96	$68
Plans with PBO in excess of plan assets
PBO	$265	$241
Fair value of plan assets	$169	$152

The components of pension expense along with the assumptions used to determine benefit obligations, for the fiscal year ended June 30, were as follows (in millions):

	2009	2008	2007
Service cost	$15	$19	$20
Interest cost	13	14	12
Expected return on plan assets	(10)	(11)	(9)
Amortization of prior service cost	1	2	2
Recognized net actuarial (gain) loss	(1)	1	2
Curtailments, settlements, and other losses	5	1	1

Net expense	$23	$26	$28

Weighted-average assumptions used to determine benefit obligations at June 30(a):
Discount rate	5.1%	4.7%	4.4%
Rate of compensation increase	3.7%	2.7%	2.8%
Weighted-average assumptions used to determine net expense for years ended June 30(b):
Discount rate	4.7%	4.3%	4.1%
Expected return on plan assets	5.1%	4.8%	5.3%
Rate of compensation increase	2.8%	2.9%	2.8%

(a)	Determined as of end of year.
(b)	Determined as of beginning of year and updated for remeasurements. Appropriate discount rates were used during 2009 to measure the effects of curtailments and plan amendments on various plans.

Estimated amounts to be amortized from Accumulated other comprehensive income into net periodic benefit cost during 2010 based on June 30, 2009 plan measurements, were as follows (in millions):

Amortization of prior service cost	$1
Amortization of transition obligation	—
Recognized net actuarial (gain)	(2)

$(1)

Discount Rate

We set the discount rate assumption annually for each of our retirement-related benefit plans at their respective measurement dates to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to address projected future benefits. The weighted average rate established discount rate used to calculate the defined benefit cost for our defined benefit pension plans was 4.7% for the fiscal year-end 2009.

Long-term Rate of Return on Plan Assets and Target Asset Allocations

To determine the expected long-term rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. We apply our expected rate of return to a market-related value of assets, which stabilizes variability in the amounts to which we apply that expected return. While we give appropriate consideration to recent fund performance and historical returns, the assumptions are primarily long term, prospective rates of return. Plan fiduciaries set investment policies and strategies for the plan assets and oversee its investment allocation, which includes selecting investment managers and setting long-term strategic targets. Long-term strategic investment objectives include preserving the funded status of the plan and balancing risk and return. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range. Because of the diversity in practice between geographies and our different pension funds in how target allocations are determined, we have not supplied this information as it is not considered useful to the readers of the financial statements. The weighted average expected long-term rate of return on our defined benefit plans assets used to determine net pension expense for fiscal 2009 was 5.1% compared to 4.8% for fiscal 2008 and 5.3% in fiscal 2007.

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

Our defined benefit pension plans have the following asset allocations, as of their respective measurement dates in fiscal years ended June 30. “Other” category is comprised of insurance and similar contracts where contributions are managed by third parties to provide a return for the benefit of plan participants, at the discretion of the third party. The third parties invest in cash equivalents, equity securities, debt securities, and other investment categories based on the long-term cash flow needs of the related post-retirement plans. Investment returns realized by the third parties offset future contribution amounts.:

Asset Category	Plans Actual Percentage of Plan Assets
	2009	2008
Equity securities	5.0%	16.4%
Debt securities	4.8%	12.1%
Other	90.2%	71.5%

Total	100%	100%

Plan Funding Policy and Contributions

Our practice is to fund the various pension plans in amounts at least sufficient to meet the minimum requirements of local laws and regulations or to directly pay benefit payments where appropriate. We made pension contributions to the defined benefit pension plans, or made direct payments where appropriate, for the fiscal year ended June 30, as follows (in millions):

	June 30,
	2009	2008	2007
Pension plan contributions and direct payments to plan participants	$28	$31	$26

As of June 30, 2009, we do not have any contributions due, and we do not expect to make any discretionary contributions into the defined benefit pension plans. During fiscal 2010 we expect to contribute or pay benefits of approximately $28 million to our defined benefit pension plans.

Benefit Payments

The following benefit payments, which include assumptions related to estimated future employee service, as appropriate, are expected to be paid in the future (in millions):

Pension Benefits (a)
2010	$10
2011	$14
2012	$11
2013	$13
2014	$11
2015-2019	$86

(a)	Benefits for most non-U.S. pension plans are paid out of plan assets rather than our cash.

15.    Operating Segments

We design, manufacture, market and service network computing infrastructure solutions that consist of Server Products (hardware and software), Storage Products (hardware and software), Support Services (Support Services and Managed Services) and Professional and Educational Services. Our organization is primarily structured in a functional manner. During the periods presented, our Chief Executive Officer was identified as our Chief Operating Decision Maker (CODM) as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131).

Our CODM manages our company based primarily on broad functional categories of sales, services, manufacturing, product development and engineering and marketing and strategy. Starting in fiscal 2008, our CODM reviews consolidated financial information on revenues and gross margins for systems and services and also reviews operating expenses. Our CODM does not use assets allocation for purposes of making decisions about allocating resources to the segment and assessing segment’s performance. Our Systems Group segment comprises our end-to-end networking architecture of computing products including our Server Products and Storage Products lines. Our Services Group segment comprises a full range of services to existing and new customers, including Support Services (Support Services and Managed Services) and Professional and Educational Services.

We have a Worldwide Operations (WWOPS) organization and a Global Sales and Services (GSS) organization that are responsible for the manufacturing and sale, respectively, of all of our products. The CODM holds GSS accountable for overall products and services revenue and margins on a consolidated level. GSS and WWOPS manage the majority of our accounts receivable and inventory, respectively.

Operating expenses are not allocated to the reportable segments. With the exception of goodwill, we do not identify or allocate assets by operating segment, nor does the CODM evaluate operating segments using discrete asset information. We do not report inter-segment revenue because the operating segments do not report it. We do not allocate interest and other income, interest expense, or taxes to operating segments.

Segment Information

The following table presents revenues and operating income (loss) for our segments (in millions):

	Systems Group	Services Group	Total
2009
Revenues	$6,704	$4,745	$11,449

Gross margin	$2,580	$2,151	$4,731
Goodwill and intangible asset impairment	$(1,460)		$(1,460)
Operating expenses			(5,507)

Operating (loss)			$(2,236)

2008
Revenues	$8,618	$5,262	$13,880

Gross margin	$3,950	$2,505	$6,455
Operating expenses			(6,083)

Operating income			$372

2007(1)
Revenues	$8,771	$5,102	$13,873

Gross margin	$3,960	$2,305	$6,265
Operating expenses			(5,956)

Operating income			$309

(1)	Reported segment operating income (loss) was adjusted to reflect a change in the measure of segment results used by our CODM. Starting in fiscal 2008, our CODM reviews revenue and gross margins for the systems and services segments. Our CODM also reviews total operating expenses and operating income (loss) at the consolidated level.

Systems product information

Our Systems product revenue is comprised of revenue from Server Products and Storage Products. Our Services revenue consists of sales from two classes of services: (1) Support Services (Support and Managed Services) and (2) Professional Services and Educational Services. Support Services are services that offer customers technical support, software and firmware updates, online tools, product repair and maintenance and preventive services for system, storage and software products. Managed services include on-site and remote monitoring and management for the components of their IT infrastructure, including operating systems, third-party and custom applications, databases, networks, security, storage and the web. Professional Services are services that enable customers to reduce costs and complexity, improve operational efficiency and build or transform their IT infrastructure. Professional Services include IT assessments, architectural services, implementation services and consolidation and migration services. Educational Services include training and certification for individuals and teams. The following table provides external revenue for similar classes of products and services for the last three fiscal years (in millions):

	2009	2008	2007
Server Products	$4,819	$6,264	$6,455
Storage Products	1,885	2,354	2,316

Total Systems products revenue	$6,704	$8,618	$8,771

Support Services	$3,648	$4,023	$3,962
Professional Services and Educational Services	1,097	1,239	1,140

Total services revenue	$4,745	$5,262	$5,102

Geographic information

Our significant operations outside the U.S. include manufacturing facilities, design centers and sales offices in Europe, the Asia Pacific (APAC), Canada and Latin America (International Americas) and Emerging Markets. Intercompany transfers between operating segments and geographic areas are primarily accounted for at prices that approximate arm’s length transactions. In fiscal 2009, 2008 and 2007, sales between segments are recorded at standard cost. Information regarding geographic areas at June 30 and for each of the years then ended, was as follows (in millions):

	U.S.	International Americas	Americas Total	Europe	Emerging Markets(1)	APAC	Total
2009
Sales to unaffiliated customers	$4,253	$306	$4,559	$3,763	$1,794	$1,333	$11,449
Long-lived assets (excluding investments and deferred tax assets)	$3,191	$2	$3,193	$384	$51	$11	$3,639

2008
Sales to unaffiliated customers	$5,198	$399	$5,597	$4,631	$1,969	$1,683	$13,880
Long-lived assets (excluding investments and deferred tax assets)	$4,875	$2	$4,877	$417	$93	$17	$5,404

2007
Sales to unaffiliated customers	$5,641	$323	$5,964	$4,449	$1,730	$1,730	$13,873
Long-lived assets (excluding investments and deferred tax assets)	$3,925	$70	$3,995	$791	$110	$72	$4,968

(1)	Emerging Markets consists primarily of China, Russia, India, Brazil, Mexico and United Arab Emirates.

Customer Information

Sales to Avnet, the largest distributor of our products, accounted for approximately 13%, 11%, and 11% of our net revenues in fiscal 2009, 2008 and 2007, respectively. In January 2007, Access Distribution, the largest distributor of our products at the time, was sold to Avnet by General Electric Company. The net revenue percentages for fiscal 2007 represent sales to Avnet and Access Distribution on a combined basis. No other customer accounted for more than 10% of our net revenues. Accounts receivable from Avnet and its subsidiaries in the aggregate was approximately 8% and 9% of total accounts receivable as of June 30, 2009 and 2008, respectively.

16.    Related Parties

In fiscal 2008 and 2007, we conducted transactions with Intuit, Inc. (Intuit), a company considered to be a related party. Stephen Bennett was the President and Chief Executive Officer of Intuit until January 2008, and was appointed a member of our Board of Directors effective June 2004. Since Mr. Bennett’s appointment through January 1, 2008, the amount of net revenues and expenses recognized for Intuit were not material.

In fiscal 2008 and 2007, we conducted transactions with Flextronics International Ltd. and its subsidiaries (Flextronics), entities considered to be related parties. Michael Marks was the Chairman of Flextronics’s Board of Directors until January 10, 2008, and was appointed a member of our Board of Directors effective April 2007. During fiscal 2008 through January 10, 2008, we recognized approximately $18 million in net revenue and approximately $2 million in expenses with Flextronics. The amount of fiscal 2007 net revenues and expenses recognized since Mr. Mark’s appointment were not material.

17.    Subsequent Event

On August 17, 2009, we repaid the last tranche of our Senior Notes of $550 million plus accrued interest. In addition, the related interest rate swap was settled.

On August 5, 2009, we gave notice to the holders of our Convertible Notes of an anticipated fundamental change and the holders’ ability to convert, in accordance with the indentures governing the Convertible Notes. The notice was given in contemplation of the closing of the proposed acquisition of Sun by Oracle through the merger of a wholly-owned subsidiary of Oracle with and into Sun.

18.    Quarterly Financial Data (Unaudited)

Our first three quarters in fiscal 2009 ended on September 28, December 28 and March 29 and in fiscal 2008 ended on September 30, December 30 and March 30. Our fourth quarter ends on June 30.

The following tables contain selected unaudited Consolidated Statement of Operations data for each quarter of fiscal 2009 and 2008 (in millions, except per share amounts):

	Fiscal 2009 Quarter Ended
	September 28(2)	December 28	March 29	June 30(3)(4)
Net revenues	$2,990	$3,220	$2,614	$2,625
Gross margin	1,201	1,350	1,116	1,064
Operating loss	(1,650)	(199)	(169)	(218)
Net loss	(1,677)	(209)	(201)	(147)
Net loss per common share, basic and diluted(1)	(2.24)	(0.28)	(0.27)	(0.20)
Weighted average shares outstanding, basic and diluted	749	743	745	749

	Fiscal 2008 Quarter Ended
	September 30	December 30	March 30	June 30
Net revenues	$3,219	$3,615	$3,266	$3,780
Gross margin	1,561	1,753	1,468	1,673
Operating income (loss)	63	262	(16)	63
Net income (loss)	89	260	(34)	88
Net income (loss) per common share(1):
Basic	0.10	0.32	(0.04)	0.11
Diluted	0.10	0.31	(0.04)	0.11
Weighted average shares outstanding:
Basic	866	806	785	772
Diluted	884	826	785	776

(1)	Net income (loss) per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual per common share information.
(2)	Includes impairment of goodwill of $1.445 million. See Note 7.
(3)	Includes fourth quarter adjustment of approximately $23 million related to depreciation in prior periods, which is deemed immaterial to current and prior periods.
(4)	Includes vendor claims and impairment of intellectual property of our next generation microprocessor of $30 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sun Microsystems, Inc.

We have audited the accompanying consolidated balance sheets of Sun Microsystems, Inc. as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sun Microsystems, Inc. at June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10 to the consolidated financial statements, in fiscal year 2008, Sun Microsystems, Inc. changed its method of accounting for uncertain tax positions in accordance with guidance provided in Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sun Microsystems, Inc.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2009 expressed an unqualified opinion thereon.

San Jose, California

August 28, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sun Microsystems, Inc.

We have audited Sun Microsystems, Inc.’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sun Microsystems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sun Microsystems, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sun Microsystems, Inc. as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009 and our report dated August 28, 2009 expressed an unqualified opinion thereon.

San Jose, California

August 28, 2009

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). This evaluation included consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of that date, our internal control over financial reporting was effective.

The attestation report concerning the effectiveness of our internal control over financial reporting as of June 30, 2009, issued by Ernst & Young LLP, Independent Registered Public Accounting Firm, appears on page 94 of our Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors is incorporated herein by reference to the information contained under the caption “Proposal 1 —Election of Directors” in our 2009 Proxy Statement for the 2009 Annual Meeting of Stockholders (the 2009 Proxy Statement). Information regarding our current executive officers is found under the caption “Executive Officers of the Registrant” in Part I hereof and is incorporated by reference herein. Information regarding Section 16 reporting compliance is incorporated herein by reference to information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2009 Proxy Statement. The identity of our Audit Committee members and information regarding the “audit committee financial experts” on our Audit Committee is incorporated herein by reference to information contained under the caption “About our Board and Its Committees” in our 2009 Proxy Statement. Finally, information regarding our code of ethics is contained under the caption “Corporate Governance —Standards of Business Conduct” in our 2009 Proxy Statement and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information contained under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Leadership Development and Compensation Committee” in our 2009 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2009 Proxy Statement.

Equity Compensation Plan Information

The following table presents a summary of outstanding stock options and securities available for future grant under our stockholder approved and non-stockholder-approved equity compensation plans as of June 30, 2009 (in millions, except per share amounts).

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (excluding ESPP)	89	$15.88	90
Equity compensation plans not approved by security holders (excluding ESPP)(1)	7	$14.75	N/A

Total (excluding ESPP)	96	$15.81	90
Equity compensation plans approved by security holders (ESPP only)	N/A	N/A	61
Equity compensation plans not approved by security holders (ESPP only)	N/A	N/A	N/A

Total (ESPP only)	N/A	N/A	61

All plans	96	$15.81	151

(1)	Represents stock options and restricted stock units assumed in connection with certain of our acquisitions.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information contained under the captions “About Our Board and Its Committees,” “Proposal 1 — Election of Directors,” “Related Person Transactions Policy and Procedures,” and “Certain Related Person Transactions” in our 2009 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information contained under the caption “Audit and Non-Audit Fees” in our 2009 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 47 of this report.

2.	Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.	Exhibits:

Exhibit Number	Exhibit Description	Management Contract or Compensatory Plan or Arrangement	Incorporated by Reference
			Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger dated as of April 19, 2009, by and among Oracle Corporation, Sun Microsystems, Inc. and Soda Acquisition Corporation.	No	8-K	2.1	April 20, 2009
3.1	Restated Certificate of Incorporation, dated November 6, 2008.	No	10-Q	3.1	February 6, 2009
3.2	Bylaws of the Registrant, as amended January 29, 2009.	No	8-K	3.2	February 2, 2009
4.1	Indenture Related to the 0.625% Convertible Notes, Due 2012, between Registrant and U.S. National Association, as Trustee (including Form of 0.625% Convertible Senior Note Due 2012.)	No	8-K/A	4.1	February 2, 2007
4.2	Indenture Related to the 0.750% Convertible Notes, Due 2014, between Registrant and U.S. National Association, as Trustee (including Form of 0.750% Convertible Senior Note Due 2014.)	No	8-K/A	4.2	February 2, 2007
4.3	Registration Rights Agreement, dated as of January 26, 2007, between Registrant and KKR PEI Solar Holdings II, Ltd. and Citibank, N.A.	No	8-K/A	4.3	February 2, 2007
4.4	Purchase Agreement, dated January 23, 2007, by and among Registrant, the Purchasers Named in Exhibit A Attached Thereto, Kohlberg Kravis Roberts & Co., LP and KKR PEI Investments, L.P.	No	8-K/A	10.1	February 2, 2007
10.1	2007 Omnibus Incentive Plan (the “Omnibus Plan”).	Yes	10-Q	10.1	February 6, 2008
10.2	Representative form of stock option grant agreement for Section 16 officers under the Omnibus Plan.	Yes	10-K	10.2	August 29, 2008
10.3	Representative form of restricted stock unit grant agreement for Section 16 officers under the Omnibus Plan.	Yes	10-K	10.3	August 29, 2008
10.4	Representative form of performance-based restricted stock unit grant agreement for Section 16 officers under the Omnibus Plan.	Yes	10-Q	10.1	November 5, 2008
10.5	Representative form of restricted stock unit grant agreement for members of the Board under the Omnibus Plan.	Yes	10-K	10.4	August 29, 2008
10.6	2005 U.S. Non-Qualified Deferred Compensation Plan, amended and restated effective November 17, 2008	Yes	10-Q	10.2	May 7, 2009
10.7	Section 162(m) Executive Officer Performance-Based Bonus Plan, effective July 1, 2006.	Yes	10-K	10.11	September 8, 2006
10.8	U.S. Vice President Severance Plan and Summary Plan Description, as amended and restated effective as of January 1, 2009.	Yes	8-K	10.1	November 7, 2008
10.9	Form of Change of Control Agreement executed by each executive officer, other than the Chief Executive Officer of Registrant.	Yes	10-Q	10.1	February 6, 2009
10.10	Form of Change of Control Agreement executed by the Chairman of the Board and Chief Executive Officer of Registrant.	Yes	10-Q	10.2	February 6, 2009
10.11	Form of Amendment to Change of Control Agreement executed by each executive officer, the Chairman of the Board and Chief Executive Officer of Registrant.	Yes	8-K	10.1	May 4, 2009
10.12	Letter Agreement, dated as of July 9, 2008, between the Registrant and Peter Ryan.	Yes	10-Q	10.2	November 5, 2008

Exhibit Number	Exhibit Description	Management Contract or Compensatory Plan or Arrangement	Incorporated by Reference
			Form	Exhibit	Filing Date
10.13	Severance Agreement, dated as of July 9, 2008, between the Registrant and Peter Ryan.	Yes	10-Q	10.3	November 5, 2008
10.14	Form of Indemnification Agreement executed by each Board member and executive officer of Registrant.	Yes	10-K	10.104	September 30, 2002
10.15	Compensation Terms for Jonathan Schwartz.	Yes	10-K	10.20	September 8, 2006
10.16	Compensation Terms for Scott McNealy.	Yes	10-K	10.19	September 8, 2006
10.17	Amendment to Compensation Terms for Jonathan I. Schwartz.	Yes	10-Q	10.1	February 9, 2007
10.18	Amendment to Compensation Terms for Scott G. McNealy.	Yes	10-Q	10.2	February 9, 2007
21.1	Subsidiaries of Registrant.	No
23.1	Consent of Independent Registered Public Accounting Firm.	No
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.	No
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.	No
32.1	Section 1350 Certificate of Chief Executive Officer.	No
32.2	Section 1350 Certificate of Chief Financial Officer.	No

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 28, 2009	SUN MICROSYSTEMS, INC.
Registrant

	By:	/s/ MICHAEL E. LEHMAN
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

Signature	Title	Date

/s/ SCOTT G. McNEALY	Chairman of the Board of Directors	August 27, 2009
(Scott G. McNealy)

/s/ JONATHAN I. SCHWARTZ	Chief Executive Officer, President and Director (Principal Executive Officer)	August 28, 2009
(Jonathan I. Schwartz)

/s/ MICHAEL E. LEHMAN (Michael E. Lehman)	Chief Financial Officer and Executive Vice President, Corporate Resources (Principal Financial Officer)	August 28, 2009

/s/ V. KALYANI CHATTERJEE-TANDON	Vice President and Corporate Controller (Principal Accounting Officer)	August 28, 2009
(V. Kalyani Chatterjee-Tandon)

/s/ JAMES L. BARKSDALE	Director	August 27, 2009
(James L. Barksdale)

/s/ STEPHEN M. BENNETT	Director	August 27, 2009
(Stephen M. Bennett)

/s/ PETER L.S. CURRIE	Director	August 27, 2009
(Peter L.S. Currie)

/s/ ROBERT J. FINOCCHIO, Jr.	Director	August 27, 2009
(Robert J. Finocchio, Jr.)

Signature	Title	Date

/s/ JAMES H. GREENE, JR.	Director	August 27, 2009
(James H. Greene, Jr.)

/s/ MICHAEL E. MARKS	Director	August 27, 2009
(Michael E. Marks)

/s/ RAHUL N. MERCHANT	Director	August 27, 2009
(Rahul N. Merchant)

/s/ PATRICIA E. MITCHELL	Director	August 27, 2009
(Patricia E. Mitchell)

/s/ M. KENNETH OSHMAN	Director	August 27, 2009
(M. Kenneth Oshman)

/s/ P. ANTHONY RIDDER	Director	August 27, 2009
(P. Anthony Ridder)