Form 10-K/A
period 2009-06-30
SUN MICROSYSTEMS, INC.
filed 2009-10-06
CIK 709519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 0-15086

SUN MICROSYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2805249
(State of incorporation)	(I.R.S. Employer Identification No.)

4150 Network Circle Santa Clara, CA 95054	(650) 960-1300
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 hereof.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report of Sun Microsystems, Inc. (the “Company”) on Form 10-K for the fiscal year ended June 30, 2009, as filed with the Securities and Exchange Commission on August 28, 2009 (the “Original Filing”). This Amendment No. 1 is being filed solely for the purpose of correcting an inadvertent omission of the conformed signature of Ernst & Young, LLP, our independent registered public accounting firm, in (i) each “Report of Independent Registered Public Accounting Firm” in Part II, Item 8 of the Original Filing and (ii) the “Consent of Independent Registered Public Accounting Firm” in Exhibit 23.1 to the Original Filing.

This Amendment No. 1 does not reflect events occurring after the Original Filing, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

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

/s/ ERNST & YOUNG LLP

San Jose, California
August 28, 2009

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Description	Management Contract or Compensatory Plan or	Incorporated by Reference
		Arrangement	Form	Exhibit	Filing Date

23.1	Consent of Independent Registered Public Accounting Firm.	No

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.	No

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.	No

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

October 6, 2009	SUN MICROSYSTEMS, INC. Registrant

	By:	/s/ MICHAEL E. LEHMAN
(Michael E. Lehman)
Chief Financial Officer and Executive Vice President, Corporate Resources

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* (Scott G. McNealy)	Chairman of the Board of Directors	October 6, 2009

/s/ JONATHAN I. SCHWARTZ (Jonathan I. Schwartz)	Chief Executive Officer, President and Director (Principal Executive Officer)	October 6, 2009

/s/ MICHAEL E. LEHMAN (Michael E. Lehman)	Chief Financial Officer and Executive Vice President, Corporate Resources (Principal Financial Officer)	October 6, 2009

/s/ V. KALYANI CHATTERJEE-TANDON (V. Kalyani Chatterjee-Tandon)	Vice President and Corporate Controller (Principal Accounting Officer)	October 6, 2009

* (James L. Barksdale)	Director	October 6, 2009

* (Stephen M. Bennett)	Director	October 6, 2009

* (Peter L.S. Currie)	Director	October 6, 2009

* (Robert J. Finocchio, Jr.)	Director	October 6, 2009

* (James H. Greene, Jr.)	Director	October 6, 2009

* (Michael E. Marks)	Director	October 6, 2009

* (Rahul N. Merchant)	Director	October 6, 2009

* (Patricia E. Mitchell)	Director	October 6, 2009

Signature	Title	Date

* (M. Kenneth Oshman)	Director	October 6, 2009

* (P. Anthony Ridder)	Director	October 6, 2009

*By:	/s/ JONATHAN I. SCHWARTZ
(Jonathan I. Schwartz) Attorney-in-Fact