Form 10-Q
period 2009-09-27
SUN MICROSYSTEMS, INC.
filed 2009-11-06
CIK 709519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)		Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2009
Common Stock - $0.001 par value	753,940,239

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share amounts)

	Three Months Ended
	September 27, 2009	September 28, 2008*
Net revenues:
Products	$1,187	$1,764
Services	1,056	1,226

Total net revenues	2,243	2,990
Cost of sales:
Cost of sales-products	695	1,143
Cost of sales-services	575	646

Total cost of sales	1,270	1,789

Gross margin	973	1,201
Operating expenses:
Research and development	354	423
Selling, general and administrative	668	920
Restructuring charges	45	63
Impairment of goodwill and intangible assets	6	1,445

Total operating expenses	1,073	2,851

Operating loss	(100)	(1,650)
Gain (loss) on equity investments, net	(2)	8
Interest and other expense, net	(11)	(18)

Loss before income taxes	(113)	(1,660)
Provision for income taxes	7	21

Net loss	$(120)	$(1,681)

Net loss per common share-basic	$(0.16)	$(2.24)

Net loss per common share-diluted	$(0.16)	$(2.24)

Shares used in the calculation of net loss per common share-basic	753	749

Shares used in the calculation of net loss per common share-diluted	753	749

*	As adjusted for the adoption of new accounting standards. See Note 7.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except for par value)

	September 27, 2009	June 30, 2009*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,757	$1,876
Short-term marketable debt securities	624	981
Accounts receivable (net of bad debt reserves of $64 and $71)	1,743	2,258
Inventories	559	566
Deferred and prepaid tax assets	198	188
Prepaid expenses and other current assets, net	948	995

Total current assets	5,829	6,864

Property, plant and equipment (net of accumulated depreciation of $2,712 and $2,768)	1,556	1,616
Long-term marketable debt securities	171	204
Goodwill	1,745	1,743
Other acquisition-related intangible assets, net	211	269
Other non-current assets, net	554	536

	$10,066	$11,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$825	$1,027
Accrued payroll-related liabilities	538	573
Accrued liabilities and other	850	983
Deferred revenues	2,152	2,341
Warranty reserve	125	143
Current portion of long-term debt	—	554

Total current liabilities	4,490	5,621

Long-term debt	589	581
Long-term deferred revenues	643	635
Other non-current obligations	960	976
Stockholders’ equity:
Preferred stock ($0.001 par value, 10 shares authorized; no shares issued and outstanding)	—	—
Common stock and additional paid-in-capital ($0.001 par value, 1,800 shares authorized; issued: 901 shares and 901 shares)	7,787	7,746
Treasury stock, at cost: (147 shares and 149 shares)	(2,527)	(2,569)
Accumulated deficit	(2,273)	(2,105)
Accumulated other comprehensive income	397	347

Total stockholders’ equity	3,384	3,419

	$10,066	$11,232

*	As adjusted for the adoption of new accounting standards. See Note 7.

See accompanying notes.

SUN MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Three Months Ended
	September 27, 2009	September 28, 2008*
Cash flows from operating activities:
Net loss	$(120)	$(1,681)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	104	114
Amortization of acquisition-related intangible assets	52	80
Accretion of convertible notes discount	7	7
Stock-based compensation expense	41	49
Loss on investments and other, net	1	14
Impairment of goodwill and intangible assets	6	1,445
Changes in operating assets and liabilities:
Accounts receivable, net	516	565
Inventories	7	16
Prepaid and other assets, net	4	99
Accounts payable	(201)	(280)
Other liabilities	(379)	(280)

Net cash provided by operating activities	38	148

Cash flows from investing activities:
Decrease (increase) in restricted cash	3	(8)
Purchases of marketable debt securities	(111)	(262)
Proceeds from sales of marketable debt securities	95	95
Proceeds from maturities of marketable debt securities	414	75
Proceeds from sales of equity investments, net	—	7
Purchases of property, plant and equipment, net	(22)	(165)

Net cash provided by (used) in investing activities	379	(258)

Cash flows from financing activities:
Purchase of common stock under stock repurchase plans	—	(130)
Proceeds from the exercise of options and ESPP purchases, net	1	3
Principal payments on borrowings and other obligations	(554)	(5)

Net cash used in financing activities	(553)	(132)

Effect of changes in exchange rates on cash and cash equivalents	17	—

Net decrease in cash and cash equivalents	(119)	(242)
Cash and cash equivalents, beginning of period	1,876	2,272

Cash and cash equivalents, end of period	$1,757	$2,030

*	As adjusted for the adoption of new accounting standards. See Note 7.

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

On April 19, 2009, we entered into a definitive agreement under which Oracle Corporation (Oracle) will acquire all of our common stock, through a merger, for $9.50 per share in cash and we will become a wholly owned subsidiary of Oracle. On July 16, 2009, our stockholders adopted the merger agreement at a special meeting of the stockholders. On August 20, 2009, the United States Department of Justice notified us that it had approved the proposed acquisition by Oracle. The completion of the transaction is subject to receiving certain foreign regulatory approvals, including approval of the European Commission, and various other closing conditions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Our first three quarters in fiscal year 2010 end on September 27, 2009, December 27, 2009 and March 28, 2010. In fiscal year 2009, the quarters ended on September 28, 2008, December 28, 2008 and March 29, 2009. The fourth quarter in all fiscal years ends on June 30.

Basis of Presentation

The accompanying condensed consolidated financial statements (Interim Financial Statements) include our accounts and the accounts of our subsidiaries. Intercompany accounts and transactions have been eliminated.

Our Interim Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements and accounting policies, consistent, in all material respects, with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the SEC on August 28, 2009 (2009 Form 10-K). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates. Our interim financial statements are unaudited but reflect all adjustments, including normal recurring adjustments management considers necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. The results for the interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated balance sheet as of June 30, 2009, has been derived from the audited consolidated balance sheet as of that date. The information included in this report should be read in conjunction with our 2009 Form 10-K.

Recently Adopted Pronouncements

Convertible Debt Instruments That May Be Settled In Cash Upon Conversion: In the first quarter of 2010, we adopted new standards related to accounting for convertible debt instruments that may be settled in cash upon conversion which required retrospective application. To adopt these standards, we estimated the fair value, as of the date of issuance, of our applicable convertible debt instruments as if the instruments were issued without the conversion options. We recorded the difference between the face amount of the applicable debt instruments and the estimated fair value as a component of equity and a corresponding debt discount. The debt discount, which is a reduction to the carrying value of the debt, will be amortized as additional non-cash interest expense over the term of the original note. See Note 7, “Borrowing Arrangements.”

Collaborative Arrangements: In the first quarter of 2010, we adopted new standards which require collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. In addition, a participant in a collaborative arrangement should provide the following disclosures separately for each collaborative arrangement: (a) the nature and purpose of the arrangement, (b) its rights and obligations under the collaborative arrangement, (c) the accounting policy for the arrangement in accordance with “Disclosure of Accounting Policies,” and (d) the income statement classification and amounts arising from the collaborative arrangement between participants for each period an income statement is presented. The adoption of the new standards did not have a significant impact on our condensed consolidated financial statements.

Business Combinations: In the first quarter of 2010, we adopted revised standards for business combinations. These revised standards generally require an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. These new standards are applicable to business combinations on a prospective basis beginning in the first quarter of 2010. The adoption of the new standards did not have a significant impact on our condensed consolidated financial statements.

Fair Value: In the first quarter of 2010, we adopted new standards that specified the way in which fair value measurements should be made for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis, and specified additional disclosures related to these fair value measurements. The adoption of these new standards did not have a significant impact on our condensed consolidated financial statements.

Intangibles: In the first quarter of 2010, we adopted new standards to assist in the assessment of the useful life of intangible assets subject to renewal or extension provisions. These standards require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. These standards must be applied prospectively to all intangible assets acquired. The adoption of the new standards did not have a significant impact on our condensed consolidated financial statements.

Instruments Indexed to a Company’s Own Stock: In the first quarter of 2010, we adopted new standards that address the determination of whether an instrument or embedded features are indexed to a company’s own stock. The adoption of the new standards did not have a significant impact on our condensed consolidated financial statements.

Defined Benefit Plan Disclosures: In the first quarter of 2010, we adopted new standards detailing employers’ disclosures about plan assets of defined benefit pension or other post retirement plans. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. The adoption of the new standards did not impact our condensed consolidated financial statements.

Earnings per Share: In the first quarter of 2010, we adopted new standards which concluded that unvested awards of share-based payments with non forfeitable rights to receive dividends or dividend equivalents, such as our restricted stock units (RSUs), are considered to be participating securities and the two-class method should be used for purposes of calculating earnings per share (EPS). Under the two-class method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock. This update requires retrospective application for periods prior to the effective date and as a result, all prior period earnings per share data presented herein have been adjusted to conform to these provisions. Because we had a net loss for the three month periods ended September 27, 2009 and September 28, 2008, the effect of the adoption did not impact our current and previously reported basic or diluted EPS.

New Pronouncements

Revenue Arrangements with Multiple Deliverables: In October of 2009, new standards were issued to update the accounting and reporting requirements for revenue arrangements with multiple deliverables. These standards established a selling price hierarchy, which allows the use of an estimated selling price to determine the selling price of a deliverable in cases where neither vendor-specific objective evidence nor third-party evidence is available. These standards are to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and we are required to adopt these standards in our first quarter of 2011. Early adoption is permitted, and if this update is adopted early in other than the first quarter of an entity’s fiscal year, then it must be applied retrospectively to the beginning of that fiscal year. We are currently assessing the impact of the adoption on our condensed consolidated financial statements.

Certain Revenue Arrangements that Include Software Elements: In October of 2009, new standards were issued that amend which revenue allocation and measurement standards should be used for arrangements that contain both tangible products and software. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software as well as undelivered software elements that relate to this software are excluded from the scope of existing software revenue guidance. These standards are to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and we are required to adopt these standards in our first quarter of 2011. Early adoption is permitted, and if this update is adopted early in other than the first quarter of an entity’s fiscal year, then it must be applied retrospectively to the beginning of that fiscal year. We are currently assessing the impact of the adoption on our condensed consolidated financial statements.

3. FAIR VALUE

We perform fair value measurements in accordance with the guidance provided by fair value standards. The fair value standards define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The fair value standards establish a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value standards establish three levels of inputs that may be used to measure fair value:

• Level 1:	quoted prices in active markets for identical assets or liabilities;

• Level 2:	inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

• Level 3:	unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair Value Measurements

Information about certain of our financial assets and liabilities for the quarter ended September 27, 2009 (in millions):

	Fair Value
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash and cash equivalents	$1,757	$1,450	$307	$—
Trading securities	58	58	—	—
Asset and mortgage backed securities	161	—	161	—
Corporate notes and bonds	170	—	170	—
Government agency	428	—	428	—
U.S. Government notes and bonds	2	2	—	—
Certificates of deposit	27	—	27	—
Commercial paper	7	—	7	—
Available for sale equity securities	10	10	—	—
Foreign exchange contracts	18	—	18	—

Total	$2,638	$1,520	$1,118	$—

Other-Than-Temporary Impairments (OTTI)

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

The credit component of OTTI losses is recognized in earnings, while the non-credit component is recognized in other accumulated comprehensive income, net of related taxes. When adopting the standards, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of a previously recognized OTTI from retained earnings (accumulated deficit) to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis. As a result of our adoption of the standards in the fourth quarter of 2009, we reclassified $3 million of the non-credit component of previously recognized OTTI from “Accumulated deficit” to “Accumulated other comprehensive income” (OCI).

Cash equivalents and accounts receivable are carried at cost as this approximates fair value due to their short term nature. For short-term and long-term marketable debt securities, estimates of fair value are based on market prices. At September 27, 2009, the fair values of our short-term and long-term marketable debt securities were as follows (in millions):

	September 27, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value of Securities with Unrealized Losses
Corporate notes and bonds	$171	$—	$(1)	$170	$77
Asset and mortgage-backed securities	180	1	(20)	161	99
U.S. Government notes and bonds	2	—	—	2	—
U.S. Government notes and bonds (<90 days)	79	—	—	79	15
Certificates of deposit	27	—	—	27	—
Commercial paper	7	—	—	7	—
Commercial paper (<90 days)	100	—	—	100	—
Government agency	427	1	—	428	—
Government agency (<90 days)	143	—	—	143	—
Money market securities	939	—	—	939	—

Total marketable securities	$2,075	$2	$(21)	$2,056	$191

Less cash equivalents				(1,261)

Total marketable debt securities				795
Less short-term portion				(624)

Total long-term marketable debt securities				$171

We only invest in debt securities with a rating of BBB- or above from a nationally recognized credit rating agency at the time of original purchase. At September 27, 2009, we had investments in debt instruments of five issuers equal to or exceeding 2% of the fair market value of our marketable debt securities, which includes some of our investments in cash equivalents, of $2,056 million. At September 27, 2009, investment concentration by issuer was as follows (dollars in millions):

Issuer	Fair Value ($)	Fair Value (%)
Federal Home Loan Mortgage Corporation (Freddie Mac)	$249	12.11%
Federal Home Loan Bank	210	10.21%
Federal National Mortgage Association (Fannie Mae)	120	5.84%
United States Treasury	80	3.89%
Others(1)	1,397	67.95%

	$2,056	100.00%

(1)

Investments in all other issuers were, individually, less than $41 million or 2% of the fair market value of our marketable debt securities, which includes some of our investments in cash equivalents, of $2,056 million.

Net realized losses before taxes on marketable debt securities totaled $6 million, and were recorded in Interest and other expense, net. The amortized cost of securities sold during the year was determined based on the specific identification method.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 27, 2009 (in millions):

	Less Than 12 Months			12 Months or Greater			Total
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
Corporate Notes and Bonds	$18	$—	$18	$60	$(1)	$59	$78	$(1)	$77
Asset and Mortgage Backed Securities	5	(1)	4	115	(20)	95	120	(21)	99

Total Marketable Securities with Unrealized Losses	$23	$(1)	$22	$175	$(21)	$154	$198	$(22)	$176

Corporate Notes and Bonds

Our unrealized losses on investments in corporate notes and bonds were caused by interest rate fluctuations and adverse market conditions and not by the credit deterioration of the individual issuers. Because the decline in market value is not attributed to changes in credit quality, we intend to hold those investments until recovery of fair value, which may be at maturity, and it is not more likely than not that the investments will be required to be sold before recovery, we do not consider those investments to be other-than-temporarily impaired at September 27, 2009.

Asset and Mortgage Backed Securities

Our unrealized losses on investments in asset and mortgage backed securities were caused by interest rate fluctuations and adverse market conditions and not by the credit loss. Because the decline in market value is not attributed to changes in credit quality, we intend to hold those investments until recovery of fair value, which may be at maturity, and it is not more likely than not that the investments will be required to be sold before recovery, we do not consider those investments to be other-than-temporarily impaired at September 27, 2009.

At September 27, 2009, the amortized cost and estimated fair values of short-term and long-term marketable debt securities (excluding cash equivalents) by contractual maturity were as follows (in millions):

	Amortized Cost	Fair Value
Less than one year	$624	$624
Mature in 1-2 years	51	47
Mature in 3-5 years	47	48
Mature after 5 years	92	76

Total	$814	$795

Asset and mortgage-backed securities were classified based on their contractual maturity.

Derivative Instruments and Hedging Activities

Disclosures about derivative instruments and hedging activities requires us to recognize all of our derivative instruments as either assets or liabilities in our condensed consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument based upon the exposure being hedged as a cash flow hedge. All derivatives are recognized in our condensed consolidated balance sheet at fair value and are reported in Prepaid expenses and other current assets, net, and Accrued liabilities and other. Classification of all of our derivatives is current because the maturity of the instruments is less than 12 months.

We are exposed to certain risks relating to our ongoing business operations. The primary risk managed by using derivative instruments is foreign currency exchange rate risk. Option and forward contracts on various foreign currencies are entered into to manage the foreign currency exchange rate risk on forecasted revenue and inventory purchases denominated in foreign currencies. Other forward foreign exchange contracts are entered into to hedge against changes in the functional currency value of monetary assets and liabilities denominated in a non functional currency. We also use natural hedges by purchasing components and incurring expenses in local currencies.

Gross fair value of derivatives:

	September 27, 2009
(in Millions)	Foreign Exchange Contracts	Equity Contracts	Total Derivatives
Assets
Derivatives not designated as hedging instruments
Other current assets	$36	$—	$36
Non-current investments	—	1	1

Total	36	1	37
Derivatives designated as hedging instruments
Other current assets	4	—	4

Total	4	—	4

Total assets	40	1	41

Liabilities
Derivatives not designated as hedging instruments
Other current liabilities	(19)	—	(19)

Total	(19)		(19)
Derivatives designated as hedging instruments
Other current liabilities	(3)	—	(3)

Total	(3)	—	(3)

Total liabilities	(22)	—	(22)

Total derivatives	$18	$1	$19

Cash Flow Hedges

We have significant international sales and purchase transactions denominated in foreign currencies. As a result, we purchase currency option and forward contracts as cash flow hedges to reduce certain foreign currency exposures that can be identified and quantified. These contracts expire within 12 months. We are generally exposed to significant changes in exchange rates for the Euro, Japanese Yen and British Pound.

Our hedging contracts are primarily intended to protect against changes in the value of the U.S. dollar. Accordingly, for forecasted transactions, U.S. dollar functional currency subsidiaries hedge foreign currency revenues and non-U.S. dollar functional currency subsidiaries selling in foreign currencies hedge U.S. dollar inventory purchases. Changes in the fair value of our derivatives designated as a cash flow hedge are recorded, net of applicable taxes, in OCI, a component of stockholders’ equity. When net income is affected by the variability of the underlying cash flow, the applicable offsetting amount of the gain or loss from the derivative that is deferred in stockholders’ equity is released to revenue or cost of sales, and reported in the condensed consolidated statement of operations based on the nature of the underlying cash flow hedged. The net gains or losses relating to ineffectiveness of our cash flow hedges were not material for the three months ended September 27, 2009.

Balance Sheet Hedging Strategy

Our balance sheet hedges are designed to hedge the gains and losses generated by remeasurement of nonfunctional currency denominated monetary assets and liabilities. The program is designed so that hedging transactions are entered into to reduce or eliminate the risk that foreign currency exchange rate fluctuations will adversely impact the functional currency value of nonfunctional currency denominated monetary assets and liabilities. To manage these foreign currency risk exposures, we enter into forward contracts to offset the recognized remeasurement gains and losses. These contracts are entered into at the beginning of a designated fiscal month and mature at the end of that month or a later month. In some cases, these transactions may be entered into in the middle of the month to adjust existing hedges for changes in existing or anticipated nonfunctional currency denominated monetary assets and liabilities. These are generally hedges of less than 3 months in duration.

The gain recognized in SG&A expenses on non-designated foreign exchange contracts was $25 million for the three months ended September 27, 2009.

Credit Risk

We manage our counterparty credit risk by monitoring the financial health of the banks with whom we have option and forward contracts on foreign currency by analyzing the banks' credit rating and the Credit Default Swap (CDS) spread, or the price, denominated in basis points, to obtain a contract to protect against default of an underlying financial instrument. A company with a higher CDS spread is considered more likely to default by the market.

Derivative Activity

We had the following net outstanding foreign currency contracts (in millions of USD):

Foreign Currency Contract	As of September 27, 2009
Euro	$232
Great British pound	$212
Swiss franc	$90
Australian dollar	$39

4. BALANCE SHEET DETAILS

Inventories

Inventories consisted of the following (in millions):

	September 27, 2009	June 30, 2009
Raw materials	$95	$102
Work in process	52	52
Finished goods	412	412

	$559	$566

Warranty Reserve

We accrue for our product warranty costs at the time of shipment. These product warranty costs are estimated based upon our historical experience and specific identification of product requirements and may fluctuate based on product mix.

The following table sets forth an analysis of warranty reserve activity (in millions):

Balance at June 30, 2009	$143
Charged to costs and expenses	31
Utilized	(49)

Balance at September 27, 2009	$125

5. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS, NET

Information regarding our goodwill by operating segment is as follows (in millions):

	Systems Group	Services Group	Total
Balance as of June 30, 2009	$391	$1,352	$1,743
Adjustments	—	2	2

Balance as of September 27, 2009	$391	$1,354	$1,745

Information regarding our other acquisition-related intangible assets is as follows (in millions):

	Gross Carrying Amount			Accumulated Amortization				Net
	June 30, 2009	Impairment	September 27, 2009	June 30, 2009	Additions	Impairment	September 27, 2009	September 27, 2009
Developed technology	$1,021	$(12)	$1,009	$(899)	$(27)	$6	$(920)	$89
Customer base	732	—	732	(656)	(23)	—	(679)	53
Trademark	97	—	97	(28)	(2)	—	(30)	67
Acquired workforce and other	98	—	98	(96)	—	—	(96)	2

	$1,948	$(12)	$1,936	$(1,679)	$(52)	$6	$(1,725)	$211

Amortization expense of other acquisition-related intangible assets was $52 million and $80 million for the three months ended September 27, 2009 and September 28, 2008, respectively. Our acquisition-related intangible assets are amortized over periods generally ranging between one and five years on a straight-line basis. Certain trademarks and technology assets which are fundamental to our use of the acquired technology are amortized over longer periods, depending on the expected use and benefits of such assets.

Estimated amortization expense for other acquisition-related intangible assets on our September 27, 2009 balance sheet for the fiscal years ending June 30, is as follows (in millions):

Remainder of 2010	$47
2011	49
2012	45
2013	27
2014	14
Thereafter	29

$211

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

During the three months ended September 28, 2008, based on a combination of factors, including the then current economic environment, our operating results, and a sustained decline in our market capitalization, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis as of September 28, 2008. As a result, during the first quarter of fiscal 2009, we recorded an impairment charge of $1,445 million which represented our best estimate of the resulting goodwill impairment. For the purposes of this analysis, our estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices. In connection with completing our goodwill impairment analysis, we reviewed our long-lived tangible and intangible assets within the impaired reporting unit under the guidance for accounting for the impairment or disposal of long-lived assets. We determined that the forecasted undiscounted cashflows related to these assets or asset groups were in excess of their carrying values, and therefore these assets were not impaired.

There were no goodwill impairment indicators for the three months ended September 27, 2009.

Acquisition related intangible asset impairments were not material for the three months ended September 27, 2009. There were no other acquisition related intangible asset impairment indicators for the three months ended September 27, 2009.

6. RESTRUCTURING CHARGES

In accordance with the accounting standards for costs associated with exit or disposal activities, we recognized a total of $45 million and $63 million in restructuring charges in our statement of operations for the three months ended September 27, 2009 and September 28, 2008, respectively. The determination of when we accrue for severance costs and which standard applies depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement.

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

Restructuring Plan IX

In November 2008, we initiated a restructuring plan to further align our resources with our strategic business objectives through reducing our workforce by approximately 5,000 employees. Under this plan, we estimate in total that we will incur between $400 million to $500 million in severance and benefit costs. Through the first quarter of fiscal year 2010, we notified approximately 4,350 employees and recognized total related severance and benefit costs of $346 million. The remainder of the estimated costs under this restructuring plan are expected to be incurred through the end of fiscal 2010.

Restructuring Plan VIII

In May 2008, we initiated a restructuring plan to further align our resources with our strategic business objectives. Through the end of fiscal year 2009, we notified approximately 1,950 employees and recognized total related severance and benefit costs of $167 million. All employees to be terminated under this plan have been notified and all facilities relating to the amounts accrued under this restructuring plan have been exited.

Restructuring Plans Prior to Phase VIII

Prior to the initiation of Restructuring Plans VIII and IX, we implemented certain workforce reduction and facilities exit actions. All employees to be terminated under these plans have been notified and all facilities relating to the amounts accrued under these restructuring plans have been exited.

The following table sets forth an analysis of our restructuring accrual activity for the three months ended September 27, 2009 (in millions):

	Restructuring Plans
	IX	VIII		Prior to VIII	Total
	Severance and Benefits	Severance and Benefits	Facilities Related and Other	Facilities Related and Other
Balance as of June 30, 2009	$93	$6	$15	$177	$291
Severance and benefits	47	—	—	—	47
Provision adjustments	(4)	—	1	1	(2)

Total restructuring charges	43	—	1	1	45
Cash paid	(80)	(5)	(2)	(12)	(99)
Translation adjustments	1	—	—	—	1

Balance as of September 27, 2009	$57	$1	$14	$166	$238

The restructuring charges are based on estimates that are subject to change. Changes to the previous estimates have been reflected as “Provision adjustments” on the above table in the period the changes in estimates were determined. As of September 27, 2009, our estimated sublease income to be generated from sublease contracts not yet negotiated was approximately $17 million.

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next several quarters. Our accrual as of September 27, 2009, for facility-related leases (net of anticipated sublease proceeds), will be paid over their respective lease terms through fiscal 2024. As of September 27, 2009, of the total $238 million accrual for workforce reductions and facility-related leases, $110 million was classified as current accrued liabilities and other and the remaining $128 million was classified as other non-current obligations.

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

In October 2009, we announced Restructuring Plan X for fiscal year 2010. See Note 12 for further details.

7. BORROWING ARRANGEMENTS

As of September 27, 2009 and June 30, 2009, the balance of long-term debt is as follows (in millions):

	Maturities	September 27, 2009	June 30, 2009
7.65% Senior Notes	2009	$—	$550
0.625% and 0.75% Convertible Notes	2012, 2014	593	586
Interest rate swap agreements		—	4
Other		(4)	(5)

Total borrowing arrangements		$589	$1,135

Less: current maturities		—	(554)

Total carrying value long-term borrowing arrangements		$589	$581

Total fair value of long-term borrowings arrangements (1)		$676	$670

Total fair value of current maturities (1)		$—	$552

(1)	See Note 3, “Fair Value.”

In August 1999, we issued $1.5 billion of unsecured senior debt securities in four tranches (the Senior Notes). Interest on the Senior Notes was payable semi-annually. The Senior Notes were subject to compliance with certain covenants that did not contain financial ratios. We were in compliance with these covenants. In addition, we also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest associated with the Senior Notes effectively became variable. For our publicly traded Senior Notes, estimates of fair value were based on market prices available to us for debt with similar terms and remaining maturities.

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

On August 5, 2009, we gave notice to the holders of our Convertible Notes of an anticipated fundamental change and the holders’ ability to convert, in accordance with the indentures governing the Convertible Notes. The notice was given in contemplation of the closing of the proposed acquisition of Sun by Oracle through the merger of a wholly-owned subsidiary of Oracle with and into Sun. Until such time as the date of the fundamental change is known, we will continue to classify the Convertible Notes as long term.

On July 1, 2009, we adopted new accounting standards that changed the accounting for convertible debt instruments with cash settlement features. Under the previous standards, our Convertible Notes were recognized entirely as a liability at historical value. In accordance with the new standards, we retrospectively recognize both a liability and an equity component of the Convertible Notes. The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at issuance and is reflective of our nonconvertible debt borrowing rate. The equity component, which is the value of the conversion feature at issuance, is recognized as the difference between the proceeds from the issuance of the Convertible Notes and the fair value of the liability component, after adjusting for the deferred tax impact. The amount of the liability and equity component was approximately $179 million as of the date of issuance. See Note 9, “Income Taxes.”

The cumulative effect of the retrospective change in accounting principle of $50 million was applied to the opening balance of accumulated deficit at July 1, 2009. The effect of the adoption in our statement of operations for the three months ended September 27, 2009, was an increase of $7 million to interest expense.

The following table reflects the results of the adoption of this standard in our condensed consolidated statement of operations for the three months ended September 28, 2008 (in millions, except for per share amounts):

	As Reported	As Adjusted
Interest and other expense, net	$(11)	$(18)
Provision for income taxes	$24	$21
Net loss	$(1,677)	$(1,681)
Net loss per share:
Basic	$(2.24)	$(2.24)

Diluted	$(2.24)	$(2.24)

Uncommitted lines of credit

At September 27, 2009 and June 30, 2009, we and our subsidiaries had uncommitted lines of credit available for uses including overnight overdrafts, letters of credit and bank guarantees, aggregating approximately $235 million and $232 million, respectively. No amounts were drawn under these lines of credit as of September 27, 2009 and June 30, 2009. Interest rates and other terms of borrowing under these lines of credit vary from country to country depending on local market conditions at the time of borrowing. There is no guarantee that the banks would approve our request for funds under these uncommitted lines of credit.

8. STOCKHOLDERS’ EQUITY

Stock-based Compensation

We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and restricted stock-based awards, including restricted stock units, performance-based restricted stock units and restricted stock awards. These awards are granted under our 2007 Omnibus Incentive Plan, which was approved by our stockholders on November 8, 2007. Stock options and restricted stock unit awards are generally time-based, vesting 25% on each annual anniversary of the grant date over four years. Stock options generally expire eight years from the date of grant. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 95% of the fair market value at the date of purchase. Shares issued as a result of stock option exercises, restricted stock-based awards and our ESPP are generally first issued out of treasury stock. As of September 27, 2009, we had approximately 161 million shares of common stock reserved for future issuance under these plans.

The following table sets forth the total stock-based compensation expense resulting from stock options, restricted based stock awards, ESPP and stock options assumed as a result of our acquisitions included in our condensed consolidated statements of operations (in millions):

	Three Months Ended
	September 27, 2009	September 28, 2008
Cost of sales - products	$2	$3
Cost of sales - services	6	11
Research and development	12	16
Selling, general and administrative	21	19

Stock-based compensation expense	$41	$49

Net cash proceeds from the exercise of stock options were $2 million and $1 million for the three months ended September 27, 2009 and September 28, 2008, respectively.

The fair value of our non-qualified stock options (NQSOs) and our incentive stock options (ISOs) were estimated using the Black-Scholes model with the following weighted-average assumptions:

Options	Three Months Ended September 28, 2008
Expected life (in years)	5.37
Interest rate	3.41%
Volatility	44.24%
Dividend yield	—
Weighted-average fair value at grant date	$4.60

There were no NQSOs or ISOs granted for the three months ended September 27, 2009.

Our computation of expected volatility for the quarter ended September 28, 2008, was based on a combination of historical and market-based implied volatility. Our computation of expected life is based on historical settlement patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option activity for the three months ended September 27, 2009, is as follows (in millions, except per share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2009	68	$22.08	3.27	$16
Grants	—	—
Exercises	—	$5.36
Forfeitures or expirations	(7)	$27.66

Outstanding at September 27, 2009	61	$21.49	3.26	$13

Exercisable at September 27, 2009	51	$22.22	2.74	$9

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of our first quarter of fiscal 2010 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 27, 2009. This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised was $1 million and $2 million for the three months ended September 27, 2009 and September 28, 2008, respectively. The total fair value of options that vested during the three months ended September 27, 2009 and September 28, 2008 was $22 million and $28 million, respectively.

As of September 27, 2009, $66 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of one year.

The following table summarizes our restricted stock award activity for the three months ended September 27, 2009 (in millions, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value (per share)
Restricted stock awards at June 30, 2009	27	$13.08
Granted	—	9.17
Vested	(2)	12.33
Forfeited	(2)	10.95

Restricted stock awards at September 27, 2009	23	$13.34

As of September 27, 2009, $218 million of total unrecognized compensation costs related to restricted stock based awards is expected to be recognized over a weighted-average period of two years.

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

As a result of our net losses for the three month periods ended September 27, 2009 and September 28, 2008, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. While these common equivalent shares are currently anti-dilutive, they could be dilutive in the future.

The following table sets forth the computation of diluted loss per share (in millions, except earnings per common share):

	Three Months Ended
	September 27, 2009	September 28, 2008*
Net loss	$(120)	$(1,681)
Weighted average common shares outstanding - basic	753	749
Dilutive potential common shares	—	—
Weighted average common shares outstanding - diluted	753	749

Basic earnings per common share	$(0.16)	$(2.24)

Diluted earnings per common share	$(0.16)	$(2.24)

*	As adjusted for the adoption of new accounting standards. See Note 7.

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

During our first fiscal quarter ended September 28, 2008, we repurchased approximately 15 million shares, or $130 million of our common stock, under these authorizations. There were no shares repurchased during the remaining quarters of fiscal 2009.

There were no shares repurchased in the first quarter of fiscal 2010 under the July 2008 repurchase authorization and as of September 27, 2009, approximately $906 million remained available under this July 2008 repurchase authorization.

When common stock is repurchased, shares are recorded as treasury stock and accounted for under the cost method. When treasury shares are reissued, any excess of the acquisition costs of the shares, determined on a first-in-first-out basis, over the proceeds from reissuance is charged to additional paid-in-capital to the extent of previous credits on similar transactions, with any remaining amounts charged to retained earnings.

Comprehensive Loss

The components of comprehensive loss were as follows (in millions):

	Three Months Ended
	September 27, 2009	September 28, 2008*
Net loss	$(120)	$(1,681)
Change in net unrealized holding gains (losses) on investments	11	(19)
Change in unrealized holding gains (losses) on derivatives and pension-related benefits (expenses)	(3)	26
Translation adjustments	42	(71)

	$(70)	$(1,745)

*	As adjusted for the adoption of new accounting standards. See Note 7.

The components of accumulated other comprehensive income were as follows (in millions):

	September 27, 2009	June 30, 2009
Accumulated net unrealized holding losses on investments	$(15)	$(26)
Accumulated net unrealized holding losses on derivatives	(10)	(7)
Accumulated net unrealized pension-related benefits	21	21
Cumulative translation adjustments	401	359

	$397	$347

9. INCOME TAXES

During the first quarter of fiscal 2010, as a result of the expiration of the statute of limitations with respect to certain acquisition-related tax reserves, the total amount of gross unrecognized tax benefits was reduced by $16 million and recorded as a benefit to our tax provision.

The total amount of gross unrecognized tax benefits was $145 million as of September 27, 2009. Of this amount, $86 million would benefit our tax provisions if realized and the remaining amount would increase our valuation allowance.

The adoption of the new accounting standards related to accounting for convertible debt instruments had the effect of decreasing our deferred tax assets by approximately $44 million and decreasing our additional paid in capital by approximately $15 million offset by a corresponding decrease in the valuation allowance for deferred tax assets and an increase to additional paid in capital due to the accounting for the conversion option.

Our policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations. During the first quarter of fiscal 2010, as a result of the expiration of the statute of limitations, we reduced our accrued interest and recorded a benefit to our tax provision of $1 million. The amount of interest and penalties accrued at September 27, 2009 was approximately $15 million.

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

10. OPERATING SEGMENTS

We design, manufacture, market and service network computing infrastructure solutions that consist of Server Products (hardware and software), Storage Products (hardware and software), Support Services (Support Services and Managed Services) and Professional and Educational Services. Our organization is primarily structured in a functional manner. During the periods presented, our Chief Executive Officer was identified as our Chief Operating Decision Maker (CODM) as defined by accounting standards for disclosures about segments of an enterprise and related information.

Our CODM manages our company based primarily on broad functional categories of sales, services, manufacturing, product development and engineering and marketing and strategy. Starting in fiscal 2008, our CODM reviews consolidated financial information on revenues and gross margins for systems and services and also reviews operating expenses. Our CODM does not use asset allocations for purposes of making decisions about allocating resources to the segment or assessing the segment’s performance. Our Systems Group segment comprises our end-to-end networking architecture of computing products including our Server Products and Storage Products lines. Our Services Group segment comprises a full range of services to existing and new customers, including Support Services (Support Services and Managed Services) and Professional and Educational Services.

We have a Worldwide Operations (WWOPS) organization and a Global Sales and Services (GSS) organization that are responsible for the manufacturing and sale, respectively, of all of our products. The CODM holds GSS accountable for overall products and services revenue and margins at a consolidated level. GSS and WWOPS manage the majority of our accounts receivable and inventory, respectively.

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

Segment Information

The following table presents revenues and operating loss for our segments (in millions):

	Systems Group	Services Group	Total
September 27, 2009
Revenues	$1,187	$1,056	$2,243

Gross margin	$492	$481	$973
Goodwill and intangible assets impairment	(6)	—	(6)
Other Operating expenses			(1,067)

Operating loss			$(100)

September 28, 2008
Revenues	$1,764	$1,226	$2,990

Gross margin	$621	$580	$1,201
Goodwill and intangible assets impairment	(1,445)	—	(1,445)
Other Operating expenses			(1,406)

Operating loss			$(1,650)

11. LEGAL PROCEEDINGS AND CONTINGENCIES

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

Three putative shareholder class actions were filed by individual shareholders on April 20, 2009, April 30, 2009 and April 30, 2009, respectively, in Santa Clara County Superior Court naming Sun and certain of our officers and directors, as well as Oracle Corporation, as defendants. The complaints, which were similar, sought to enjoin the proposed acquisition of Sun by Oracle Corporation and alleged claims for breach of fiduciary duty against the individual defendants and for aiding and abetting a breach of fiduciary duty against the corporate defendants. The complaints generally alleged that the consideration offered in the proposed transaction is unfair and inadequate. On June 16, 2009, the three shareholder actions were consolidated into a single action. On July 2, 2009, plaintiffs in the consolidated action filed a motion for a preliminary injunction to enjoin the shareholders’ meeting scheduled for July 16, 2009. On July 14, 2009, the Court denied plaintiffs’ motion for a preliminary injunction. On August 7, 2009, defendants filed a demurrer to the consolidated complaint, and on August 24, 2009, plaintiffs filed a motion to award attorneys fees incurred in the case. We opposed this motion, and on October 8, 2009, the court denied the plaintiffs’ motion for fees and dismissed the case against all defendants.

As required by SFAS 5, we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and such amounts are reflected in our condensed consolidated balance sheets. Litigation is inherently unpredictable and it is difficult to predict the outcome of particular matters with reasonable certainty and, therefore, the actual amount of any loss may prove to be larger or smaller than the amounts reflected in our condensed consolidated financial statements.

12. SUBSEQUENT EVENT

Effective October 20, 2009, our Board of Directors approved a plan to better align our resources with our strategic business objectives, including reducing our workforce across the North America, EMEA, APAC and Emerging Markets regions over the next 12 months (Restructuring Plan X). We expect to incur total charges ranging from $75 million to $125 million over the next several quarters in connection with Restructuring Plan X, the majority of which relates to cash severance costs and is expected to be incurred in the second and third quarters of the fiscal year ending June 30, 2010. During the period from September 28, 2009 to November 6, 2009, we did not have any other material recognizable subsequent events.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Sun Microsystems, Inc.

We have reviewed the condensed consolidated balance sheet of Sun Microsystems, Inc. as of September 27, 2009 and the related condensed consolidated statements of operations for the three-month periods ended September 27, 2009 and September 28, 2008 and the condensed consolidated statements of cash flows for the three-month periods ended September 27, 2009 and September 28, 2008. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sun Microsystems, Inc. as of June 30, 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, not presented herein, and in our report dated August 28, 2009, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the change in method of accounting for uncertain tax positions in accordance with guidance provided in Financial Accounting Standards Board Interpretation No.48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB statement No.109” (codified primarily in Financial Accounting Standards Board Accounting Standards Codification Topic 740, Income Taxes). As described in Note 7, on July 1, 2009, Sun Microsystems, Inc. adopted Financial Accounting Standards Board Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (codified primarily in Financial Accounting Standards Board Accounting Standards Codification Topic 470-20, Debt with Conversion and Other Options) on a retrospective basis resulting in revision of the June 30, 2009, consolidated balance sheet. We have not audited and reported on the revised balance sheet reflecting the adoption of Financial Accounting Standards Board Staff Position APB 14-1.

/s/ Ernst & Young LLP

San Jose, California

November 6, 2009

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

On April 19, 2009, we entered into a definitive agreement under which Oracle will acquire all of our common stock, through a merger, for $9.50 per share in cash and we will become a wholly owned subsidiary of Oracle. On July 16, 2009, our stockholders adopted the merger agreement at a special meeting of the stockholders. On August 20, 2009, the United States Department of Justice notified us that it had approved the proposed acquisition by Oracle. The completion of the transaction is subject to receiving certain foreign regulatory approvals, including approval of the European Commission, and various other closing conditions.

Summary of Results

Our first quarter of fiscal year 2010 results continued to be affected by the economic downturn, the uncertainty associated with our proposed acquisition by Oracle, increased competition and delays in customer purchasing decisions. This has adversely impacted our business across nearly all geographies and industries.

For the quarter ended September 27, 2009, as compared to the quarter ended September 28, 2008:

•	Total revenue decreased by $747 million, or 25%.

•	Total gross margin as a percentage of revenue increased by 3.2 percentage points.

•	Research and development expenses decreased by $69 million, or 16%.

•	Selling, general and administrative expenses decreased by $252 million, or 27%.

•	We ended our first quarter of fiscal 2010 with a cash, cash equivalents and marketable debt securities balance of approximately $2.6 billion.

•	Deferred product revenue increased by $127 million, or 15%.

RESULTS OF OPERATIONS

Revenues

(dollars in millions)

	Three Months Ended
	September 27, 2009	September 28, 2008	Change $	Change %
Systems
Server Products	$862	$1,257	$(395)	(31.4)%
Storage Products	325	507	(182)	(35.9)%

Systems revenue	$1,187	$1,764	$(577)	(32.7)%
Services
Support Services	$852	$963	$(111)	(11.5)%
Professional and Educational Services	204	263	(59)	(22.4)%

Services revenue	$1,056	$1,226	$(170)	(13.9)%

Total revenues	$2,243	$2,990	$(747)	(25.0)%

Systems

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

Server Products Revenue

The decrease in Server Products revenue during the first quarter of fiscal 2010, as compared to the corresponding period in fiscal 2009, was primarily due to the economic downturn and consolidation of our customer base, specifically in the financial services sector, as projects were scaled back, delayed or canceled, in addition to the uncertainty associated with the proposed acquisition by Oracle and increased competition. The decrease was across most of our Server Products categories. We have also seen a continued shift in demand from our enterprise products to our midrange and volume products. Revenue was also unfavorably impacted by changes in foreign currency exchange rates. These decreases were partially offset by increased sales of our Olympus Product Line (OPL) midrange servers and our software products.

Storage Products Revenue

The decrease in Storage Products revenue during the first quarter of fiscal 2010, as compared to the corresponding period in fiscal 2009, was primarily attributable to the economic downturn as projects were scaled back, delayed or canceled, in addition to the uncertainty associated with our proposed acquisition by Oracle and increased competition. In addition, as disk products frequently attach to our servers, declines in Server Products revenue negatively impacted our disk products revenue. Revenue was also unfavorably impacted by changes in foreign currency exchange rates. These decreases were partially offset by increased sales of our open storage products.

Services

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

The decrease in Support Services revenue during the first quarter of fiscal 2010, as compared to the corresponding period in fiscal 2009, was primarily due to the cumulative effect of decreases in our installed Server Products base over the last seven quarters, increased discounting and unfavorable changes in foreign currency exchange rates. We continue to see pricing pressure on renewals and the impact of the shift in sales of our Server Products from enterprise to volume servers.

Professional Services and Educational Services Revenue

Professional Services are services that enable customers to reduce costs and complexity, improve operational efficiency and build or transform their IT infrastructure. Professional Services include IT assessments, architectural services, implementation services and consolidation and migration services. Educational Services include training and certification for individuals and teams.

The decrease in Professional and Educational Services revenue during the first quarter of fiscal 2010, as compared to the corresponding period in fiscal 2009, was primarily due to the reduction in consolidation and customized projects, specifically in the financial services sector. In addition, discretionary training was reduced due to the unfavorable economic environment. Professional and Educational Services revenue was also negatively impacted by unfavorable changes in foreign currency exchange rates.

Revenues by Geographic Area

(dollars in millions)

	Three Months Ended
	September 27, 2009	September 28, 2008	Change $	Change %
North America	$981	$1,213	$(232)	(19.1)%
Percentage of total revenues	43.7%	40.6%		3.1	pts
Europe	675	954	(279)	(29.2)%
Percentage of total revenues	30.1%	31.9%		(1.8	)pts
Emerging Markets (Latin America, Greater China, India and SEE(1))	311	463	(152)	(32.8)%
Percentage of total revenues	13.9%	15.5%		(1.6	)pts
APAC (Asia, Australia and New Zealand)	276	360	(84)	(23.3)%
Percentage of total revenues	12.3%	12.0%		0.3	pts

Total revenues	$2,243	$2,990	$(747)	(25.0)%

Total International revenues	$1,324	$1,851	$(527)	(28.5)%
Percentage of total revenues	59.0%	61.9%		(2.9	)pts

(1)	Southern and Eastern EMEA (SEE) consists primarily of Russia, the United Arab Emirates (UAE) and South Africa.

North America

The decrease in revenue during the first quarter of fiscal 2010, as compared to the corresponding period in fiscal 2009, was primarily due to decreased sales of our enterprise Server Products, storage disk products and Services. We are still seeing the results of IT budget cuts instituted last year by our largest customers due to the economic downturn, especially in the financial services sector, in addition to the consolidation of our customer base. Across all sectors, non-critical projects are on hold. Revenue was also negatively impacted by the uncertainty associated with our proposed acquisition by Oracle and increased competition. Support Services revenue decreased primarily as a result of customers seeking higher discounts, delays in service contract renewals and strong competitive pressures. Professional Services revenue decreased primarily due to decreased sales in our Systems business as these sales create opportunities to perform architectural, implementation and optimization services.

Europe

The decrease in revenue during the first quarter of fiscal 2010, as compared to the corresponding period in fiscal 2009, was primarily due to decreased sales of enterprise Server Products, Storage Products, Services and the unfavorable changes in foreign currency exchange rates. The decrease in enterprise Server Products revenue was due to budget pressures affecting customers and delayed purchasing cycles. In addition, we are seeing a continued trend of our customers redirecting their IT purchases to lower cost virtualized mid and low end servers, specifically in the telecommunication and financial services sectors. Decreases in Storage Products revenue was across all products as customers continue to delay purchases, specifically in the financial services sector. These decreases were partially offset by increased sales of our open storage products. Decreases in Support Services revenue was due to the reduction in spending on support contracts, the removal of non critical hardware from contracts, and switching to time and materials contracts or mixing service levels on contracts. Professional Services revenues decreased due to the unfavorable economic climate and the reduction in Systems sales.

Emerging Markets

The decrease in revenue during the first quarter of fiscal 2010, as compared to the corresponding period in fiscal 2009, was primarily due to decreased sales of enterprise Server Products, Storage disk products, Services and the unfavorable changes in foreign currency exchange rates. These decreases were due to our customers delaying purchasing decisions, specifically in the government and financial services sectors. In addition, sales cycles continued to increase.

APAC

The decrease in revenue during the first quarter of fiscal 2010, as compared to the corresponding period in fiscal 2009, was primarily due to decreased sales of our enterprise Server Products and tape and disk Storage Products as a result of the economic downturn. These decreases were partially offset by increased sales of our blade Server Products.

Gross Margin

(dollars in millions)

	Three Months Ended
	September 27, 2009	September 28, 2008	Change
Systems gross margin	$492	$621	$(129)
Percentage of systems revenues	41.4%	35.2%	6.2	pts
Services gross margin	$481	$580	$(99)
Percentage of services revenues	45.5%	47.3%	(1.8	)pts

Total gross margin	$973	$1,201	$(228)

Percentage of total revenues	43.4%	40.2%	3.2	pts

Systems Gross Margin

Systems gross margin percentage is influenced by numerous factors including product volume and mix, pricing, geographic mix, foreign currency exchange rates, the mix between sales to resellers and sales to end users, third-party costs (including both raw material and manufacturing costs), warranty costs and charges related to excess and obsolete inventory. Many of these factors influence, or are interrelated with, other factors. As a result, it is difficult to precisely quantify the impact of each item individually. Accordingly, the following quantification of the reasons for the change in the Systems gross margin percentage is an estimate.

Systems gross margin increased approximately seven percentage points during the first quarter of fiscal 2010, as compared to the corresponding period in fiscal 2009, primarily due to favorable changes in material costs, reverse supplier claims, lower inventory obsolescence charges and lower freight and warehousing costs as a result of lower volumes and rates. These cost decreases were partially offset by the decrease in Systems margins due to continuing competitive pricing pressures across all geographies and mix shifts from enterprise to midrange products.

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

Services gross margin decreased by approximately two percentage points during the first quarter of fiscal 2010, as compared to the corresponding period in fiscal 2009, primarily due to deeper discounting and the shift in customer purchasing patterns from enterprise products to volume products. These decreases were partially offset by reduced costs associated with headcount reductions.

Operating Expenses

(dollars in millions)

	Three Months Ended
	September 27, 2009	September 28, 2008	Change $	Change %
Research and development	$354	$423	$(69)	(16.3)%
Percentage of total revenues	15.8%	14.1%		1.7	pts
Selling, general and administrative	$668	$920	$(252)	(27.4)%
Percentage of total revenues	29.8%	30.8%		(1.0	)pts
Restructuring and related impairment of long-lived assets	$45	$63	$(18)	(28.6)%
Percentage of total revenues	2.0%	2.1%		(0.1	)pts
Impairment of goodwill and intangible assets	$6	$1,445	$(1,439)	(99.6)%
Percentage of total revenues	0.3%	48.3%	—	(48.0	)pts

Total operating expenses	$1,073	$2,851	$(1,778)	(62.4)%

Research and Development (R&D) Expenses

R&D expenses decreased during the first quarter of fiscal 2010, as compared to the corresponding period of fiscal 2009, primarily due to savings from decreased performance-based compensation, decreased headcount associated with our restructuring efforts and decreases in costs associated with prototype expenses.

We believe that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems, storage, software and microprocessor development, as well as continue to enhance existing products.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses decreased during the first quarter of fiscal 2010, as compared to the corresponding period of fiscal 2009, primarily due to reductions in head count and commissions and other cost control programs. We are continuing to focus our efforts on achieving additional operating efficiencies and cost savings by reviewing and improving upon our existing business processes and cost structure.

Restructuring and Related Impairment of Long-lived Assets

Under our Restructuring Plan IX and through the first quarter of fiscal 2010, we notified approximately 4,350 employees of their termination and recognized total expenses relating to severance and benefits costs of $346 million. Restructuring related to severance and benefits costs for the three months ended September 27, 2009, was $43 million.

Restructuring and related accrued lease costs associated with excess facilities for the three months ended September 27, 2009, were $2 million. For further details, refer to Note 6 of our condensed consolidated financial statements.

Impairment of Goodwill and Intangible Assets

During our quarter ended September 28, 2008, based on a combination of factors, including the then current economic environment, our operating results, and a sustained decline in our market capitalization, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis as of September 28, 2008. Accordingly, we recorded a $1,445 million non-cash goodwill impairment charge during the first quarter of fiscal 2009.

We finalized the goodwill impairment analysis during the second quarter of fiscal 2009 and concluded that no further adjustment was necessary.

There were no goodwill impairment indicators during the quarter ended September 27, 2009.

Impairments of acquired intangible assets were not material for the quarter ended September 27, 2009. There were no other acquisition related intangible asset impairment indicators for the three months ended September 27, 2009.

Interest and Other Expense, net

(dollars in millions)

	Three Months Ended
	September 27, 2009	September 28, 2008*	Change
Interest and other expense, net	$11	$18	$(7)

*	As adjusted for the adoption of new accounting standards. See Note 7 of our condensed consolidated financial statements.

In the first quarter of fiscal 2010, as compared to the corresponding period of fiscal 2009, interest and other expense, net, decreased primarily due to a lower average cash balance.

Our interest income and expense, net, are sensitive primarily to changes in the general level of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on our cash equivalents and marketable debt securities, which are predominantly short-term fixed income instruments. To better match the interest rate characteristics of our investment portfolio and our issued fixed-rate unsecured senior debt securities, we have entered into interest rate swap transactions so that the interest associated with these debt securities effectively becomes variable.

Income Taxes

(dollars in millions)

	Three Months Ended
	September 27, 2009	September 28, 2008*	Change
Provision for income taxes	$7	$21	$(14)

*	As adjusted for the adoption of new accounting standards. See Note 7 of our condensed consolidated financial statements.

For the first quarter of fiscal 2010, we recorded an income tax provision of $7 million, as compared with $21 million for the first quarter of fiscal 2009. These tax provisions were primarily recorded for taxes due on income generated in our foreign tax jurisdictions. The tax provision for the first quarter of fiscal 2010 also includes a benefit of $16 million resulting from the expiration of the statute of limitations with respect to certain unrecognized tax benefits. The first quarter of fiscal 2009 includes a benefit of $12 million resulting from the expiration of the statute of limitations with respect to certain unrecognized tax benefits.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Cash generated by operations is used as our primary source of liquidity. As of September 27, 2009, our investment portfolio was valued at approximately $2.6 billion which consisted of cash and cash equivalents, fixed-income trading assets, and short-and long-term investments. Substantially all of our investments in debt instruments are rated AA/AA2 or better by Standard & Poor’s (S&P) or Moody’s. As of September 27, 2009, approximately 77% of our portfolio had a remaining maturity of less than one year.

Approximately 6% of our portfolio contain asset-backed securities. Most of our investments in asset and mortgage backed securities were rated AAA by S&P, and the expected weighted average remaining maturity was greater than two years. Our portfolio has the following categories of asset backed securities as of September 27, 2009 (dollars in millions):

Mortgages	$88
Autos	38
Credit Cards	25
Large Equipment	1
Other Asset Backed Securities	9

$161

Changes in Cash Flow

(dollars in millions)

	Three Months Ended
	September 27, 2009	June 30, 2009	Change
Cash and cash equivalents	$1,757	$1,876	$(119)
Marketable debt securities	795	1,185	(390)

Total cash, cash equivalents and marketable debt securities	$2,552	$3,061	$(509)

Percentage of total assets	25.4%	27.3%	(1.9	)pts

	Three Months Ended
	September 27, 2009	September 28, 2008	Change
Cash provided by operating activities	$38	$148	$(110)
Cash provided (used) in investing activities	379	(258)	637
Cash used in financing activities	(553)	(132)	(421)
Effect of exchange rates on cash and cash equivalents	17	—	17

Net decrease in cash and cash equivalents	$(119)	$(242)	$123

During the first quarter of fiscal 2010, our cash flow from operating activities was significantly impacted by the following:

•

A net loss of $120 million, which was offset by non-cash charges of $211 million, which primarily included depreciation, amortization and accretion of $163 million and stock-based compensation of $41 million; and

•

A decrease in cash due to changes in operating assets and liabilities of $53 million, primarily due to payments of accounts payable and other liabilities of $580 million, partially offset by collections of accounts receivable of $516 million.

During the first quarter of fiscal 2010, our cash provided by investing activities of $379 million was primarily due to cash provided by the proceeds from sales and maturities of marketable debt securities of $509 million, partially offset by purchases of marketable debt securities of $111 million. Cash used in financing activities was primarily attributable to the $554 million payment of our Senior Notes and related interest rate swap.

Cash Conversion Cycle

	Three Months Ended
	September 27, 2009	June 30, 2009	Change
Days sales outstanding (DSO)(1)	70	77	(7)
Days of supply in inventory (DOS)(2)	40	33	7
Days payable outstanding (DPO)(3)	(58)	(59)	1

Cash conversion cycle	52	51	1

Inventory turns - products only	6.0	6.6	(0.6)

(1)	DSO measures the number of days it takes, based on a 90-day average, to turn our receivables into cash.
(2)	DOS measures the number of days it takes, based on a 90-day average, to sell our inventory.
(3)	DPO measures the number of days it takes, based on a 90-day average, to pay the balances of our accounts payable.

The cash conversion cycle is the duration between the purchase of inventories and services and the collection of the cash for the sale of our Products and Services and is a quarterly metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of DSO added to DOS, reduced by DPO. Inventory turns is annualized and represents the number of times product inventory is replenished during the year. DSO positively impacted our cash conversion cycle by seven days primarily due to the decrease in billing combined with a slight increase in collection efforts. DOS negatively impacted our cash conversion cycle by seven days primarily due to increased lead times.

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

During our first fiscal quarter ended September 28, 2008, we repurchased approximately 15 million shares, or $130 million of our common stock, under these authorizations. There were no shares repurchased during the remaining quarters of fiscal 2009.

There were no shares repurchased in the first quarter of fiscal 2010 under the July 2008 repurchase authorization and as of September 27, 2009, approximately $906 million remained available under this July 2008 repurchase authorization. See Note 8, “Stockholders’ Equity” of our condensed consolidated financial statements.

Borrowings

In August 1999, we issued $1.5 billion of unsecured senior debt securities in four tranches (the Senior Notes) of which $550 million was due on August 15, 2009 and bore interest at 7.65%. Interest on the Senior Notes was payable semi-annually. In addition, we also entered into various interest-rate swap agreements to modify the interest characteristics of the Senior Notes so that the interest associated with the Senior Notes effectively becomes variable.

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

On August 5, 2009, we gave notice to the holders of our Convertible Notes of an anticipated fundamental change and the holders’ ability to convert, in accordance with the indentures governing the Convertible Notes. The notice was given in contemplation of the closing of the proposed acquisition of Sun by Oracle through the merger of a wholly-owned subsidiary of Oracle with and into Sun. Until such time as the date of the fundamental change is known, we will continue to classify the Convertible Notes as long term.

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

In the normal course of business, we may enter into contractual arrangements under which we may agree to indemnify the third party to such an arrangement from any losses incurred relating to the services they perform on behalf of us or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnification obligations have not been material.

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

We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and such amounts are reflected in “other non-current obligations” in our condensed consolidated financial statements. Litigation is inherently unpredictable and it is difficult to predict the outcome of particular matters with reasonable certainty and, therefore, the actual amount of any loss may prove to be larger or smaller than the amounts reflected in our condensed consolidated financial statements.

In fiscal 2006, as part of our service-based sales arrangement involving a governmental institution in Mexico, we were required to issue three guarantee bonds. The total amount of the bonds was approximately $41 million and initially required a security deposit of $41 million. In fiscal 2008, the security deposit of $41 million was returned to us and replaced with a cash secured letter of credit of $21 million. The deposit of $21 million used to secure the letter of credit is classified as Other non-current assets, net, in our September 27, 2009 condensed consolidated balance sheet.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents in subsidiaries for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. On September 27, 2009, we had cash and cash equivalents of $1.8 billion and short term investments in marketable debt securities of approximately $600 million.

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

Fair Value Accounting

Effective July 1, 2008, we adopted the fair value standards to account for our financial assets and liabilities. The fair value standards provide a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. The fair value standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date.

The fair value of our Level 1 financial assets is based on quoted market prices of the identical underlying security and generally include cash, money market funds and United States Treasury securities with quoted prices in active markets. Determining fair value for Level 1 instruments generally does not require significant management judgment, and the estimation is not difficult. The fair value of our Level 2 financial assets is based on observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency and generally include United States government agency debt securities, corporate notes/bonds, certificates of deposit and derivative instruments. These Level 2 instruments require more management judgment and subjectivity compared to Level 1 instruments which include determining which instruments are most similar to the instrument being priced, determining whether the market is active and determining which model-derived valuations are to be used when calculating fair value. We perform our analysis with the assistance of pricing services, which use observable inputs such as benchmark yields, reported trades and broker/dealer quotes. We do not own any Level 3 instruments.

Impairment of Debt Investment Securities

We review our investment portfolio regularly for impairment. A security is considered impaired when its fair value is less than its amortized cost basis. If we intend to sell an impaired debt security or it is more likely than not that we will be required to sell it prior to recovery of its amortized cost basis, other-than-temporary impairment (OTTI) is deemed to have occurred. In these instances, the OTTI loss is recognized in earnings equal to the entire difference between the debt security’s amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell an impaired debt security and it is not more likely than not that we will be required to sell it prior to recovery of its amortized cost basis, we assess whether we will recover the security’s amortized cost basis. If we conclude we will not, a credit loss exists and the security’s impairment is separated into:

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

Goodwill

We account for business acquisitions in accordance with the accounting standards for business combinations and the accounting standards for goodwill and other long-lived assets. Our methodology for allocating the purchase price relating to purchase acquisitions is determined using the fair value standard in conjunction with valuation techniques in the high-technology industry. Goodwill is measured as the excess of the cost of the acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We review goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The impairment analysis is performed at one level below the operating segment level.

In testing for a potential impairment of goodwill, we: (1) allocate goodwill to our various reporting units to which the acquired goodwill relates; (2) estimate the fair value of our reporting units to which goodwill relates based on a combination of the income approach, which estimates the fair value of our reporting units based on future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices; and (3) determine the carrying value (book value) of those reporting units, as some of the assets and liabilities related to those reporting units, such as property and equipment and accounts receivable, are not held by those reporting units but by functional departments (for example, our Global Sales and Services organization and Worldwide Operations organization). Prior to this allocation of the assets to the reporting units, we are required to assess long-lived assets for impairment. If the estimated fair value is less than the carrying value for a particular reporting unit, then we are required to estimate the fair value of all identifiable assets and liabilities of the reporting unit, in a manner similar to a purchase price allocation for an acquired business. Only after this process is completed is the amount of any goodwill impairment determined.

In accordance with the accounting standard for the impairment of long lived assets and our internal accounting policy, we perform tests for impairment of intangible long-lived assets semi-annually and whenever events or circumstances suggest that other long-lived assets may be impaired. This analysis differs from our goodwill analysis in that an impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset (or assets) are less than the carrying value of the asset (or assets) we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value. We typically estimate the fair value of long- lived assets using the income approach.

As of September 27, 2009, we had a goodwill balance of $1,745 million. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting units with recognized goodwill for the purposes of our annual or periodic analysis, we make estimates and judgments about the future cash flows of these reporting units, including estimated growth rates and assumptions about the economic environment. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units over their estimated remaining useful lives. In addition, we make certain judgments about allocating shared assets such as accounts receivable and property and equipment to the balance sheet for those reporting units. We also consider our market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date we perform the analysis. As a result, several factors could result in impairment of a material amount of our $1,745 million goodwill balance in future periods, including, but not limited to:

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

Failure to achieve our forecasted operating results, due to further weakness in the economic environment or other factors, could result in impairment of a significant amount of our long-lived intangible or tangible assets. As of September 27, 2009, we had $211 million of long-lived intangible assets and $1,556 million of long-lived tangible assets.

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

Stock-Based Compensation

We account for share-based payments to employees, including grants of employee stock awards and purchases under employee stock purchase plans in accordance with Share Based Payment standards, which require that share-based payments (to the extent they are compensatory) be recognized in our Consolidated Statements of Operations based on their fair values.

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

As required by the Share Based Payment standards, we recognize stock-based compensation expense for share-based payments issued or assumed after June 1, 2006 that are expected to vest. For all share-based payments granted or assumed beginning June 1, 2006, we recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years. The fair value of the unvested portion of share-based payments granted prior to June 1, 2006 is recognized over the remaining service period using the straight-line method, net of estimated forfeitures. In determining whether an award is expected to vest, we use an estimated, forward-looking forfeiture rate based upon our historical forfeiture rates. Stock-based compensation expense recorded using an estimated forfeiture rate is updated for actual forfeitures quarterly. We also consider on an annual basis whether there have been any significant changes in facts and circumstances that would affect our forfeiture rate.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report, including the foregoing sections, contains forward-looking statements, particularly statements regarding: the proposed acquisition of Sun by Oracle; the estimated sublease income to be generated from sublease contracts not yet negotiated; the estimated cost of exiting or terminating leases; estimated future restructuring liabilities; our expectations with respect to workforce and facility-related expenses; our expectations with respect to productivity improvement initiatives and expense reduction measures; our expectations of increased competitive pressure with respect to certain of our products and services and in certain geographies; our expectations of pricing pressure on renewals of support services contracts; our expectation that products gross margin will be subject to continued pricing pressures, increased competition and increased component costs and availability and our expectation of taking continued pricing actions with regard to our products; our plans to continue to invest significant resources in new systems, storage, software and microprocessor development and to enhance existing products; our plan to continue to focus our efforts on achieving additional operating efficiencies and cost savings by reviewing and improving our existing business processes and cost structure; our belief that the liquidity provided by existing cash, cash equivalents, marketable debt securities and cash generated from operations will provide sufficient capital to meet our requirements for at least the next 12 months; our plans regarding our hedging program; and our belief that the resolution of pending claims and legal proceedings will not have a material adverse effect on us.

These forward-looking statements involve risks and uncertainties and the cautionary statements set forth above and those contained in the section of this report and our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We assume no obligation to, and do not currently intend to, update these forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security prices. To mitigate some of these risks, we utilize derivative financial instruments to hedge these exposures. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at September 27, 2009. Actual results may differ materially.

Interest Rate Sensitivity

Our debt investment portfolio consists primarily of fixed income instruments with an average duration of 0.13 years as of September 27, 2009, as compared to 0.19 years as of June 30, 2009. The primary objective of our investments in debt securities is to preserve principal while maximizing yields, without significantly increasing risk. These available-for-sale securities are subject to interest rate risk. The fair market value of these securities may fluctuate with changes in interest rates. A sensitivity analysis was performed on this investment portfolio based on a modeling technique that measures the hypothetical fair market value changes (using a three-month horizon) that would result from a parallel shift in the yield curve of plus 150 basis points (BPS). Based on this analysis, for example, a hypothetical 150 BPS increase in interest rates would result in an approximate $ 4.6 million decrease in the fair value of our investments in debt securities as of September 27, 2009.

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

Based on our foreign currency exchange instruments outstanding at September 27, 2009, we estimate a maximum potential one-day loss in fair value of approximately $6 million, as compared to $6 million as of June 30, 2009, using a Value-at-Risk (VAR) model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. We used a Monte Carlo simulation type model that valued foreign currency instruments against three thousand randomly generated market price paths. Anticipated transactions, firm commitments, receivables and accounts payable denominated in foreign currencies were excluded from the model. The VAR model is a risk estimation tool, and as such is not intended to represent actual losses in fair value that will be incurred by us. Additionally, as we utilize foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2009 such that the information required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various claims, suits, investigations and legal proceedings that arise from time to time in the ordinary course of our business. Although we do not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, we could incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period. For further information regarding items that we deem to be significant, please refer to Note 11 to the condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, which have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a Special Meeting of Stockholders on July 16, 2009. At the meeting, stockholders voted upon the following action:

1.	Proposal to adopt the Agreement and Plan of Merger, dated as of April 19, 2009, among Sun Microsystems, Inc., Oracle Corporation, a Delaware corporation, and Soda Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Oracle Corporation, as it may be amended from time to time, pursuant to which Sun will be acquired by Oracle Corporation:

FOR	AGAINST	ABSTAIN	NON-VOTES
462,876,218	2,608,050	694,731	—

The proposal was approved.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Management Contract or Compensatory Plan or Arrangement
			Incorporated by Reference
			Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger dated as of April 19, 2009, by and among Oracle Corporation, Sun Microsystems, Inc. and Soda Acquisition Corporation.	No	8-K	2.1	April 20, 2009

3.1	Restated Certificate of Incorporation, dated November 6, 2008.	No	10-Q	3.1	February 6, 2009

3.2	Bylaws of the Registrant, as amended January 29, 2009.	No	8-K	3.2	February 2, 2009

4.1	Indenture Related to the 0.625% Convertible Notes, Due 2012, between Registrant and U.S. National Association, as Trustee (including Form of 0.625% Convertible Senior Note Due 2012.	No	8-K/A	4.1	February 2, 2007

4.2	Indenture Related to the 0.750% Convertible Notes, Due 2014, between Registrant and U.S. National Association, as Trustee (including Form of 0.750% Convertible Senior Note Due 2014.	No	8-K/A	4.2	February 2, 2007

4.3	Registration Rights Agreement, dated as of January 26, 2007, between Registrant and KKR PEI Solar Holdings II, Ltd. and Citibank, N.A.	No	8-K/A	4.3	February 2, 2007

4.4	Purchase Agreement, dated January 23, 2007, by and among Registrant, the Purchasers Named in Exhibit A Attached Thereto, Kohlberg Kravis Roberts & Co., LP and KKR PEI Investments, L.P.	No	8-K/A	10.1	February 2, 2007

15.1	Letter Regarding Unaudited Interim Financial Information.	No

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.	No

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.	No

32.1	Section 1350 Certificate of Chief Executive Officer.	No

32.2	Section 1350 Certificate of Chief Financial Officer.	No

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

Dated: November 6, 2009